Form 10QSB
period 1999-06-30
SICLONE INDUSTRIES INC
filed 1999-08-13
CIK 1083446

United States Securities and Exchange Commission
                           	Washington, DC 20549

                               	FORM 10-QSB

             	Quarterly Report Under Section 13 or 15(d) of
                	the Securities Exchange Act of 1934

For the Quarter Ended	                                 Commission File Number
---------------------	                                 ----------------------
   June 30, 1999                                            	0-25908

                       	SICLONE INDUSTRIES, INC.
                       	------------------------
      	(Exact name of registrant as specified in its charter)

                              	DELAWARE
                              	--------
    	(State of other jurisdiction of incorporation or organization)

                             	87-042699
                           	-----------
              	(I.R.S. Employer Identification No.)

         	6269 Jamestown Court, Salt Lake City, Utah, 84121
         	--------------------------------------------------
             	(Address of principal executive offices)

                           	801-566-6627
                           	------------
        	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	None
	------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X	 Yes    		No
 -----  	-----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001, 23,810,000 shares outstanding as of July 21,
1999

Transitional small business disclosure format (Check one):
	Yes	 X   No
     ----   	----

	PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

	See pages F-1 to F 4 attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

	This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as (may, will, expect, believe, anticipate, estimate or continue) or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

General
-------

	Since its inception in 1988, the Company has not had active business operations. The Company intends to seek, investigate and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

	As of the date of this report, the Company has not yet entertained the acquisition of any business opportunity but is actively seeking such opportunities.

Year 2000 Compliance
--------------------

		This concern, known as (The Year 2000) problem or (The Millennium
Bug) is expected to effect a large number of computer systems and programs after the year 1999. The concern is that any computer function that requires a date calculation may produce errors or system failures. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with (Year 2000) requirements. The Company is presently evaluating the impact of the Year 2000 issue as it affects its business operations and interfaces . To date, the Company is unaware of any situation of noncompliance that would materially adversely effect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition have been identified. Additional, there can be no assurance that the systems of other companies with which the Company transacts business will be corrected on a timely basis, or that failure by such third party entities to correct a Year 2000 problem, or a correction which is incompatible with the Company's information systems, would not have a material adverse effect on the Company's operations or financial condition.

	2
PLAN OF OPERATIONS
------------------

	The Company has little cash and has experienced losses from inception. As of June 30, 1999, the Company had $346 cash on hand. As of that date, the Company had no outstanding liabilities. The Company has no material commitments for capital expenditures for the next twelve months.

	As of the date of this report, the Company has yet to generate positive cash flow. Since inception, the Company has primarily financed its operations through the sale of common stock.

	The Company believes that its current cash needs can be met with the cash on hand for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company.

	Management of the Company intends to actively seek business opportunities for the Company during the next twelve months.

	PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
	None

Item 2.  Changes in Securities
------------------------------
	None

Item 3.  Defaults upon Senior Securities
----------------------------------------

	None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

	None

	3

Item 5.  Other Information
--------------------------

	None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

	(A)	Reports on Form 8-K

	No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1999.

	(B)	Exhibits.  The following exhibits are included as part of
this report:


	Exhibit	SEC Exhibit	 Title of Document	            Location
	Number	 Ref. Number	 -------------------	          -----------
	-------	-----------
  	27	      27	          Financial Data Schedule	    Attached




	4
	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


	Siclone Industries, Inc.


August 12, 1999	/s/ Bradley S. Shepherd
               	------------------------
                   	Bradley S. Shepherd
                   	President and Treasurer

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

		Siclone Industries, Inc.

August 12, 1999	---------------------------------
              		Bradley S. Shepherd
              		President and Treasurer


                        	SICLONE INDUSTRIES, INC.
                     	(A Development Stage Company)

                            	BALANCE SHEETS


	ASSETS

                                                      			June 30, December 31,
                                                          			1999       	1998
                                                    			-----------	-----------
CURRENT ASSETS:
	Cash	                                                 $      346 	$    4,241
                                                    			-----------	-----------
		Total Current Assets	                                       346      	4,241
                                                    			-----------	-----------
  TOTAL ASSETS                                        	$      346 	$    4,241
                                                    			===========	===========

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Accounts Payable                                      $        - 	$        -
                                                    			-----------	-----------
		Total Current Liabilities	                           $        - 	$        -
                                                    			-----------	-----------
STOCKHOLDERS' EQUITY:
	Preferred stock; $.001 par value, 5,000,000
		shares authorized, no shares issued and
		outstanding
	Common stock; $.001 par value, 30,000,000
		shares authorized, 23,810,000 shares
		issued and outstanding both periods                     	23,810     	23,810
	Capital in excess of par value	                          583,693    	583,693
	Earnings (deficit) accumulated during
		the development stage                                 	(607,157)  	(603,262)
                                                    			-----------	-----------
		Total Stockholders' Equity	                                 346      	4,241
                                                    			-----------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	            $      346 	$    4,241
                                                    			===========	===========

                    	See Notes to Financial Statements


                       	SICLONE INDUSTRIES, INC.
                    	(A Development Stage Company)

                      	STATEMENTS OF OPERATIONS
                            	(Unaudited)

                         				For the Three       		For the Six
                          				Months Ended      		Months Ended   	Cumulative
                              				June 30,          		June 30,   	During the
                   				-------------------		------------------	  Development
                         			1999     	1998     	1999     	1998        	Stage
                    			---------	 ---------	---------	---------   	---------
REVENUE	               $      - 	 $     -  	$     -  	$     -  	   $      -
                    			---------	---------	---------	---------	    ---------
EXPENSES                  	(855)       	-   	(3,895)    	(770)     	(11,654)

LOSS FROM DISCONTINUED
OPERATIONS                   	-        	-        	-        	- 	    (595,503)
                    			---------	---------	---------	---------    	---------
NET INCOME
(LOSS)                	$   (855)	$      - 	$ (3,895)	$   (770)	    $(607,157)

EARNINGS
(LOSS) PER
SHARE	                 $  (0.00)	$      - 	$  (0.00)	$  (0.00)


                     	See Notes to Financial Statements


                           	SICLONE INDUSTRIES, INC.
                        	(A Development Stage Company)

                          	STATEMENTS OF CASH FLOWS
                                 	(Unaudited)

                           				For the Three       		For the Six  	Cumulative
                            				Months Ended      		Months Ended  	During the
                                				June 30,          		June 30, 	Development
                           			1999     	1998     	1999     	1998       	Stage
                       			---------	---------	---------	---------   	---------

CASH FLOWS FROM
OPERATING ACTIVITIES	     $   (855)	$      - 	$ (3,895)	$   (770)	  $(607,157)
                       			---------	---------	---------	---------  	---------
	Net Cash Provided
	(Used) by
	Operating Activities        	(855)       	-   	(3,895)    	(770)   	(607,157)
                       			---------	---------	---------	---------   	---------
CASH FLOWS FROM
INVESTING ACTIVITIES            	-        	-        	-        	-           	-
                       			---------	---------	---------	---------	   ---------
CASH FLOWS FROM
FINANCING ACTIVITIES            	-        	-        	-        	-     	607,503
                       			---------	---------	---------	---------   	---------
	Net Cash Provided by
	Financing Activities           	-        	-        	-        	-     	607,507
                       			---------	---------	---------	---------   	---------
NET INCREASE
(DECREASE) IN CASH           	(855)       	-   	(3,895)    	(770)        	346

CASH - BEGINNING
OF PERIOD	                   1,201    	5,011    	4,241    	5,011           	-
                       			---------	---------	---------	---------	   ---------
CASH - END OF PERIOD	     $    346 	$  5,011 	$    346 	$  4,241    	$    346
                       			=========	=========	=========	=========   	=========
SUPPLEMENTAL
DISCLOSURES
	Interest                	$      - 	$      - 	$      - 	$      -    	$      -
	                       		=========	=========	=========	=========   	=========
	Taxes                   	$      - 	$      - 	$      - 	$      -    	$      -
                       			=========	=========	=========	=========	   =========


                        	See Notes to Financial Statements

                                     	9

                           	SICLONE INDUSTRIES, INC.
                         	(A Development Stage Company)

                    	NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

Certain information disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.