Form 10KSB
period 1999-12-31
SICLONE INDUSTRIES INC
filed 2000-03-30
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended December 31, 1999

[   ]     Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from  to


                 Commission File Number 0-25908

                     Siclone Industries Inc.
         (Name of small business issuer in its charter)

        Delaware                              87-042699
(State or other jurisdiction of         (I.R.S. Employer I.D. No.)
incorporation or organization)

6269 Jamestown Court, Salt Lake City, Utah                  84121
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code 801-566-6627

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

              $.001 par value, common voting shares
                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB. [    ]

The issuer's revenue for its most recent fiscal year was: $-0-.

The aggregate market value of the issuer's voting stock held as of March 20,1000, by non-affiliates of the issuers was $-0-. There was no active trading market and no quote for Siclone Industries Inc. during fiscal year 1999, therefore the value is deemed to be $-0-.

As of March 20, 2000,the issuer had 23,810,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

                             PART I

Item 1.  Description of Business.

     Siclone Industries, Inc., ("Siclone" or the "Company") was originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

     The Company has not had active business operations since its inception and is considered a development stage company. In 1993, the Company entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director of the Company and use his best efforts to organize and update the books and records of the Corporation and seek business opportunities for acquisition or participation by the Company.

      The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.
Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start up" or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

     The Company does not currently own any property. The Company utilizes office space in the residence of Bradley S. Shepherd at no cost. Until such time as the Company pursues a viable business opportunity and recognizes income, it will not seek independent office space.

Item 3.  Legal Proceedings.

     No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "SICI". As of March 20, 2000, the Company had 281 shareholders holding 23,810,000 shares of common stock. Of the issued and outstanding common stock, 1,110,000 are free trading, the balance are restricted stock as that term is used in Rule 144.

     The Company has never declared a dividend on its Common Stock. The last bid for the Company's common stock was in June, 1990 and the stock has not actively traded since that time. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     The Company has little cash and has experienced losses from inception. As of December 31, 1999, the Company had $178.00 cash on hand. As of that date, the Company had $5,280 in accounts payable. The Company has no material commitments for capital expenditures for the next twelve months.

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

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth as of March 20, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                   Age    Position               Director or Officer Since

Bradley S. Shepherd    39     Director, President,           April 15, 1993
                              Secretary/Treasurer

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Bradley S. Shepherd. Director, President,
Secretary/Treasurer, age 39. Mr. Shepherd is the owner and manager of Shepherd's Allstar Lanes, Inc., a bowling center, restaurant, and lounge located in West Jordan, Utah. After managing the business for three years, Mr. Shepherd purchased the business in June of 1993. Mr. Shepherd also manages and is trustee for the Roger L. Shepherd Family Trust which owns and leases commercial office and warehouse buildings and residential properties in the Salt Lake City area.

     Mr Shepherd also serves as Director, President, Secretary, and Treasurer of Patriot Investment Corporation, a Nevada corporation. Patriot Investment Corporation is a publicly held company seeking to acquire an interest in a business opportunity. Mr. Shepherd was elected to these offices in December of 1994 by shareholders holding a majority of the issued and outstanding shares of the company.

     Prior to his current business activities, Mr. Shepherd spent
10 years working in the securities industry as an account representative and then securities trader for R.A. Johnson
Company, Inc., and then Olsen Payne and Company, both Salt Lake
City, brokerage firms.

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or
     (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation

     The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Registrant's last completed fiscal year).

                          SUMMARY COMPENSATION TABLE
              Annual compensation               Long term compensation
                                                        Securities
                                Other   Restricted Securities   LTIP      All
                                Annual    stock    underlying  payouts   other
Name &     Year   Salary  Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal  ($)     ($)          sation ($)   ($)      (#)               sation
Position

Bradley S.
Shepherd   1999   -0-     -0-    -0-        -0-        -0-       -0-      -0-
President, 1998   -0-     -0-    -0-        -0-        -0-       -0-      -0-
Secretary, 1997   -0-     -0-    -0-        -0-        -0-       -0-      -0-
Treasurer

Compensation of Directors.

     None.

Employment Contracts and Termination of Employment and Change in
Control Arrangement.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of December 31, 1999, the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record, or was known by the Registrant to own beneficially, more than 5% of the 23,810,000 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address of     Amount and Nature of   Percentage of Class
Class      Beneficial Owner        Beneficial Ownership

Common     Bradley S. Shepherd(1)       12,000,000                 50.40%
           6269 Jamestown Court
           Salt Lake City, UT 84121



Common    Officers, Directors and       12,000,000                 50.40%
          Nominees as a Group:
          1 person


(1) Officer and/or director.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space at the residence of Mr.
Shepherd to conduct its activities at no charge to the Company.

     During 1999, the Company's president provided $5,000 to cover expenses of the Company. The amount is payable to the president of the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 1999.

Exhibit No. SEC No. Title                                    Location

2.01         2(i)    Articles of Incorporation      Incorporation by reference*

2.02         2(ii)   Bylaws                         Incorporation by reference*

3            27      Financial Data Schedule        Attached

     *Incorporated by reference from the Registrant's registration statement on form 10-SB, as amended, filed with the Commission, SEC file no. 0-25908.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SICLONE INDUSTRIES, INC.

Date: March 28, 2000                    By: /s/  Bradley S.
Shepherd
                                    President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2000                    By: /s/ Bradley S.
Shepherd
                              President, Secretary, Treasurer and
                              Sole Director

                            C O N T E N T S


      Independent Auditors' Report                             F-1

      Balance Sheet                                            F-2

      Statements of Operations                                 F-3

      Statements of Stockholders' Equity (Deficit)             F-4

      Statements of Cash Flows                                 F-8

      Notes to the Financial Statements                        F-9

                 INDEPENDENT AUDITORS' REPORT

Board of Directors
Siclone Industries, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Siclone Industries, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage on November 1, 1985 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage on November 1, 1985 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no operating capital that together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
Salt Lake City, Utah
March 9, 2000

The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                         Balance Sheet


                             ASSETS

                                                     December 31,
                                                     1999
CURRENT ASSETS

  Cash                                               $      178

     Total Current Assets                                   178

     TOTAL  ASSETS                                   $      178


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                   $      280
  Accounts payable - related party (Note 2)               5,000

      Total Liabilities                                   5,280

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
   $0.001 par value; -0- shares issued and outstanding        -
  Common stock: 30,000,000 shares authorized
   at  $0.001 par value; 23,810,000 shares issued and
   outstanding                                           23,810
  Additional paid-in capital                            583,693
  Deficit accumulated during the development stage     (612,605)

     Total Stockholders' Equity (Deficit)                (5,102)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $178

The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                    Statements of Operations


                                                                    From
                                                                Inception on
                                                                 November 1,
                                   For the Years Ended          1985 through
                                         December 31,            December 31,
                                   1999              1998           1999

REVENUES                        $     -            $     -       $      -

EXPENSES                         (9,343)              (770)       (17,102)

LOSS FROM DISCONTINUED
 OPERATIONS                           -                  -        (595,503)

NET LOSS                       $ (9,343)          $  (770)      $ (612,605)

BASIC LOSS PER SHARE           $  (0.00)          $  (0.00)

The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit)


                                                                     Deficit
                                                                  Accumulated
                                                   Additional     During the
                               Common Stock         Paid-in       Development
                             Shares      Amount     Capital       Stage
Balance,
 November 1, 1985                   -   $    -     $      -        $        -

Issuance of 500,000 shares
 of common stock to Officers
 and Directors for cash on
 November 1, 1985 at
 $0.02 per share              500,000      500         9,500                -

Cancellation of 140,000
 shares on February 7, 1986  (140,000)    (140)          140                -

Cancellation of 300,000 shares
 on October 1, 1986          (300,000)    (300)          300                -

Issuance of 1,000,000 shares
 of common stock to the public
 offered March 26, 1986 at
 $0.10 per share            1,000,000    1,000        99,000                -

Deferred offering costs
 offset against additional
 paid-in capital                    -        -       (18,678)               -

Issuance of 10,700,000
 shares of common stock
 October 10, 1986 at $0.05
 per share                 10,700,000   10,700      483,251

Issuance of 50,000 shares
 for promotional services at
 $0.001 per share              50,000       50            -                 -

Accumulated losses from
 formation on November 1, 1985
 through December 31, 1987          -        -            -          (502,196)

Balance,
 December 31, 1987         11,810,000  $ 11,810   $ 573,513     $    (502,196)

The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)


                                                                  Deficit
                                                                Accumulated
                                                   Additional   During the
                                Common Stock         Paid-in    Development
                              Shares      Amount     Capital       Stage

Balance,
 December 31, 1987           11,810,000  $ 11,810  $ 573,513    $ (502,196)

Net loss for the year ended
  December 31, 1988                   -         -           -      (92,783)

Balance,
  December 31, 1988          11,810,000    11,810     573,513     (594,979)

Cash contributed to additional
 paid-in capital                      -         -      10,180            -

Net loss for the year ended
  December 31, 1989                   -          -          -         (524)

Balance,
  December 31, 1989          11,810,000     11,810     583,693    (595,503)

Net loss for the year ended
  December 31, 1990                   -          -           -           -

Balance,
  December 31, 1990          11,810,000     11,810     583,69     (595,503)

Net loss for the year ended
  December 31, 1991                   -          -          -         (758)

Balance,
  December 31, 1991          11,810,000  $  11,810  $ 583,693   $ (596,261)

The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                     Accumulated
                                                        Additional   During the
                                    Common Stock         Paid-in    Development
                                 Shares       Amount     Capital       Stage

Balance,
 December 31, 1991                1,810,000 $  11,810  $ 583,693 $    (596,261)

Net loss for the year ended
  December 31, 1992                       -         -          -          (651)

Balance,
  December 31, 1992              11,810,000    11,810    583,693      (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash June 7, 1993 at $0.001
 per share                        1,000,000     1,000          -             -

Net loss for the year ended
  December 31, 1993                       -         -          -        (2,513)

Balance,
 December 31, 1993               12,810,000    12,810    583,693      (599,425)

Net loss for the year ended
 December 31, 1994                        -         -          -             -

Balance,
 December 31, 1994               12,810,000    12,810     583,69      (599,425)

Issuance of 11,000,000 shares
 of common stock to officer for
 cash at $0.001 per share        11,000,000    11,000          -             -

Net loss for the year ended
 December 31, 1995                        -         -          -          (438)

Balance,
 December 31, 1995               23,810,000 $  23,810   $583,693   $  (599,863)



The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

                                                                   Deficit
                                                                 Accumulated
                                                    Additional   During the
                                 Common Stock         Paid-in   Development
                               Shares     Amount      Capital       Stage
Balance,
 December 31, 1995           23,810,000  $  23,810   $ 583,693   $ (599,863)

Net loss for the year ended
 December 31, 1996                    -         -            -       (1,256)

Balance,
 December 31, 1996           23,810,000    23,810      583,693     (601,119)

Net loss for the year ended
 December 31, 1997                    -         -            -       (1,373)

Balance,
 December 31, 1997           23,810,000    23,810      583,693     (602,492)

Net loss for the year ended
 December 31, 1998                    -         -            -         (770)

Balance,
 December 31, 1998           23,810,000    23,810      583,693     (603,262)

Net loss for the year ended
 December 31, 1999                    -         -            -       (9,343)

Balance,
 December 31, 1999           23,810,000 $  23,810    $ 583,693   $  (612,605)

The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows


                                                                     From
                                                                 Inception on
                                                                  November 1,
                                            For the Years Ended  1985 through
                                                December 31,     December 31,
                                             1999       1998         1999

OPERATING ACTIVITIES:

  Net loss                                $  (9,343)   $   (770)  $  (612,605)
 Adjustments to reconcile net loss to net
  cash (used) by operating activities:
   Shares issued for services                     -           -           50
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable
   and accounts payable - related party       5,280           -       5,280

  Net Cash (Used) by Operating Activities    (4,063)       (770)   (607,275)

INVESTING ACTIVITIES:                             -           -           -

FINANCING ACTIVITIES:

 Additional capital contributed                   -           -     10,180
 Stock offering costs                             -           -    (18,678)
 Issuance of common stock                         -           -    615,951

  Net Cash Provided by
   Financing Activities                           -           -    607,453

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (4,063)       (770)      178

CASH AT BEGINNING OF PERIOD                   4,241       5,011         -

CASH AT END OF PERIOD                      $    178     $ 4,241    $  178

CASH PAID FOR
  Interest                                 $     -      $     -    $    -
  Income taxes                             $     -      $     -    $    -

The accompanying notes are an integral part of these financial statements

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Organization

       The Company was incorporated in the State of Delaware on November 1, 1985 under the name McKinnely Investments, Inc. In November 1986, the Company changed its name to Acculine Industries, Incorporated and in May 1988 to Siclone Industries, Inc.

       The Company was incorporated for the purpose of providing a vehicle, which could be used to raise capital and seek business opportunities.

       b. Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

       c. Cash and Cash Equivalents

       Cash   equivalents  include  short-term,   highly   liquid
       investments with maturities of three months or less at the time of acquisition.

       d. Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period.

                                           For the Year Ended
                                            December 31, 1999
                            Loss                 Shares         Per Share
                         (Numerator)        (Denominator)        Amount

                       $   (9,343)           23,810,000       $ (0.00)

                                         For the Year Ended
                                         December 31, 1998
                           Loss                Shares            Per Share
                       (Numerator)          (Denominator)          Amount

                       $     (770)           23,810,000       $  (0.00)

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 1999


NOTE  1  -                     SUMMARY OF SIGNIFICANT  ACCOUNTING
POLICIES (Continued)

       e. Provision for Taxes

       At December 31, 1999, the Company has net operating loss carryforwards totaling approximately $600,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the loss carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

       f.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -                    RELATED PARTY TRANSACTIONS

       During  1993, the Company's president  purchased 1,000,000
       shares  of  common  stock for $1,000.   During  1995,  the
       Company's  president  purchased an  additional  11,000,000 shares of common stock for $11,000.

       During 1999, the Company's president loaned $5,000 to cover operating expenses. The amount is non-interest bearing and due on demand.

NOTE 3 -                    GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company. In the interim, an officer of the Company has committed to meeting its operating expenses.