Form 10QSB
period 2000-03-31
SICLONE INDUSTRIES INC
filed 2000-05-11
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 025908

                    SICLONE INDUSTRIES, INC.
  (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0429748
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

       6269 Jamestown Court, Salt Lake City,  Utah  84121
             (Address of principal executive offices)

                          801-566-6627
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's classes  of  common  equity, as of March  31,  2000:  23,810,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 PATRIOT INVESTMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - March 31, 2000       4
          (unaudited) and December 31, 1999

          Condensed    Statements   of   Operations
          (unaudited)  for the Three  Months  Ended
          March  31,  2000 and 1999,  and  for  the
          Period  from November 1, 1985 (Inception)       5
          to March 31, 2000

          Statements of Cash Flows (unaudited)  for
          the Three Months Ended March 31, 2000 and
          1999,  and from the Period from  November       6
          1, 1985 (Inception) to March 31, 2000

          Notes     to    Consolidated    Financial
          Statements                                      7

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition                 9

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      10

          Signatures                                     11

(Inapplicable items have been omitted)

                             PART I.
                      Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                            March 31,           December 31,
                                            2000                1999
CURRENT ASSETS

  Cash                                     $      368           $    178

    Total Current Assets                          368                178

    TOTAL  ASSETS                          $      368           $    178


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                         $    1,600           $    280
  Accounts payable - related party (Note 2)     5,500              5,000

      Total Liabilities                         7,100              5,280

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares
   authorized at $0.001 par value;
   -0- shares issued and outstanding                -                  -
  Common stock: 30,000,000 shares authorized
   at $0.001 par value; 23,810,000 shares
   issued and outstanding                      23,810             23,810
  Additional paid-in capital                  583,693            583,693
  Deficit accumulated during the
   development stage                         (614,235)          (612,605)

    Total Stockholders' Equity (Deficit)       (6,732)            (5,102)

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                      $    368           $    178


See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                    Statements of Operations


                                                               From
                                                               Inception on
                                                               November 1,
                          For the Three Months Ended           1985 through
                                    March 31,                  March 31,
                               2000             1999           2000

REVENUES                    $     -          $    -           $    -

EXPENSES                     (1,630)         (3,040)          (18,732)

LOSS FROM DISCONTINUED
 OPERATIONS                       -               -          (595,503)

NET LOSS                    $(1,630)      $  (3,040)      $  (614,235)

BASIC LOSS PER SHARE         $(0.00)         $(0.00)


See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                        SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                                                   From
                                                                   Inception on
                                                                   November 1,
                                         For the Three Months      1985 through
                                            Ended March 31,        March 31,
                                           2000        1999        2000

OPERATING ACTIVITIES:

Net loss                                 $ (1,630)   $ (3,040)    $ (614,235)
Adjustments to reconcile net loss to net
 cash (used) by operating activities:
Shares issued for services                      -           -             50
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
 and accounts payable - related party       1,820           -          7,100
   Net Cash Provided (Used) by
     Operating Activities                     190      (3,040)      (607,085)

INVESTING ACTIVITIES:                           -           -              -

FINANCING ACTIVITIES:

  Additional capital contributed                -           -         10,180
  Stock offering costs                          -           -        (18,678)
  Issuance of common stock                      -           -        615,951

     Net Cash Provided by
       Financing Activities                     -           -        607,453

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            190      (3,040)           368

CASH AT BEGINNING OF
 PERIOD                                       178       4,241              -

CASH AT END OF PERIOD                     $   368    $  1,201        $   368

CASH PAID FOR
  Interest                                $     -    $      -        $     -
  Income taxes                            $     -    $      -        $     -



See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


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

                      For the Three Months Ended
                           March 31, 2000
                Loss           Shares      Per Share
              (Numerator)  (Denominator)    Amount

              $    1,630     23,810,000    $ (0.00)

                      For the Three Months Ended
                           March 31, 1999
                Loss           Shares       Per Share
              (Numerator)   (Denominator)    Amount

               $    3,040    23,810,000     $ (0.00)

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


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

       During  1999  and  2000,  the Company=s  president  loaned
       $5,000   and   $500,  respectively,  to  cover   operating
       expenses. The amount is non-interest bearing and due on demand.

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

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000 and 1999.

General and administrative expenses for the three month periods ended March 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,630 and $3,040 for the three-month periods ended March 31, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,630 for the three months ended March 31, 2000, as compared to a net loss of $3,040 for the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital deficit of approximately $368, as compared to a working capital of approximately $178 at December 31, 1999.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition I the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
March 31, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PATRIOT INVESTMENT CORPORATION


Date: 5/11/00                 By: /s/  Bradley S. Shepherd,
                              President, Secretary and Treasurer