Form 10QSB
period 2000-06-30
SICLONE INDUSTRIES INC
filed 2000-08-08
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 23,810,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 PATRIOT INVESTMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2000
          (unaudited) and December 31, 1999               4

          Condensed    Statements   of   Operations
          (unaudited) for the Three and Six  Months
          Ended June 30, 2000 and 1999, and for the
          Period  from November 1, 1985 (Inception)
          to June 30, 2000                                5

          Statements   of   Stockholders'    Equity
          (Deficit)                                       6

          Statements of Cash Flows (unaudited)  for
          the  Three and Six Months Ended June  30,
          2000  and 1999, and from the Period  from
          November 1, 1985 (Inception) to June  30,      10
          2000

          Notes     to    Consolidated    Financial
          Statements                                     11

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition                13

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      14

          Signatures                                     15

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

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         June 30,          December 31,
                                           2000               1999
                                        (Unaudited)
CURRENT ASSETS

  Cash                                   $      879         $    178

     Total Current Assets                       879              178

     TOTAL  ASSETS                       $      879         $    178


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $        -         $    280
 Accounts payable - related party (Note 2)    8,700            5,000

      Total Liabilities                       8,700            5,280

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 5,000,000 shares
  authorized at $0.001 par value; -0- shares
  issued and outstanding                          -                -
 Common stock: 30,000,000 shares authorized
  at $0.001 par value; 23,810,000 shares
  issued and outstanding                     23,810           23,810
  Additional paid-in capital                583,693          583,693
 Deficit accumulated during the
   development stage                       (615,324)        (612,605)

 Total Stockholders' Equity (Deficit)        (7,821)          (5,102)

   TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                  $      879        $     178

                         SICLONE INDUSTRIES, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)


                                                                        From
                                                                    Inception on
                                   For the             For the      November 1,
                              Six Months Ended   Three Months Ended 1985 Through
                                  June 30,             June 30,       June 30,
                             2000          1999    2000    1999         2000

REVENUES                  $     -       $     -    $   -   $   -      $    -

EXPENSES                   (2,719)       (4,672)  (1,089) (1,632)    (19,821)

LOSS FROM DISCONTINUED
 OPERATIONS                     -             -        -       -    (595,503)

NET LOSS                 $ (2,719)      $(4,672) $(1,089) $(1,632) $(615,324)

BASIC LOSS PER SHARE     $  (0.00)      $ (0.00) $ (0.00) $ (0.00)

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

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                  Accumulated
                                                  Additional       During the
                                 Common Stock       Paid-in       Development
                              Shares     Amount     Capital             Stage

Balance,
 December 31, 1987        11,810,000  $  11,810   $ 573,513      $  (502,196)

Net loss for the year ended
  December 31, 1988                -          -           -          (92,783)

Balance,
  December 31, 1988       11,810,000     11,810     573,513         (594,979)

Cash contributed to additional
 paid-in capital                   -          -      10,180                -

Net loss for the year ended
  December 31, 1989                -          -           -             (524)

Balance,
  December 31, 1989       11,810,000     11,810     583,693         (595,503)

Net loss for the year ended
  December 31, 1990                -          -           -                -

Balance,
  December 31, 1990       11,810,000     11,810     583,693         (595,503)

Net loss for the year ended
  December 31, 1991                -          -           -             (758)

Balance,
  December 31, 1991       11,810,000  $  11,810   $ 583,693      $  (596,261)

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)


                                                                       Deficit
                                                                   Accumulated
                                                   Additional       During the
                                  Common Stock       Paid-in        Development
                                Shares     Amount    Capital             Stage

Balance,
 December 31, 1991          11,810,000  $  11,810   $ 583,693     $  (596,261)

Net loss for the year ended
  December 31, 1992                  -          -           -            (651)

Balance,
  December 31, 1992         11,810,000     11,810     583,693        (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash June 7, 1993 at $0.001
 per share                   1,000,000      1,000           -               -

Net loss for the year ended
  December 31, 1993                  -          -           -          (2,513)

Balance,
 December 31, 1993          12,810,000     12,810     583,693        (599,425)

Net loss for the year ended
 December 31, 1994                   -          -           -               -

Balance,
 December 31, 1994          12,810,000     12,810     583,693        (599,425)

Issuance of 11,000,000 shares
 of common stock to officer
 for cash at $0.001 per
 share                      11,000,000     11,000           -               -

Net loss for the year ended
 December 31, 1995                   -          -           -            (438)

Balance,
 December 31, 1995          23,810,000  $  23,810   $ 583,693      $ (599,863)

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Deficit
                                                                   Accumulated
                                                   Additional       During the
                                  Common Stock      Paid-in        Development
                               Shares      Amount   Capital              Stage
Balance,
 December 31, 1995         23,810,000   $  23,810  $ 583,693      $  (599,863)

Net loss for the year ended
 December 31, 1996                  -           -          -           (1,256)

Balance,
 December 31, 1996         23,810,000      23,810    583,693         (601,119)

Net loss for the year ended
 December 31, 1997                  -           -          -           (1,373)

Balance,
 December 31, 1997         23,810,000      23,810    583,693         (602,492)

Net loss for the year ended
 December 31, 1998                  -           -          -             (770)

Balance,
 December 31, 1998         23,810,000      23,810    583,693         (603,262)

Net loss for the year ended
 December 31, 1999                  -           -          -           (9,343)

Balance,
 December 31, 1999         23,810,000      23,810    583,693         (612,605)

Net loss for the six months
 ended June 30, 2000 (unaudited)    -           -          -           (2,719)

Balance, June 30, 2000
  (unaudited)              23,810,000   $  23,810  $ 583,693       $ (615,324)

                           SICLONE INDUSTRIES, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                          From
                                                                    Inception on
                                                                     November 1,
                         For the Six Months  For the Three Months  1985 Through
                            Ended June 30,      Ended June 30,        June 30,
                            2000       1999    2000       1999          2000

OPERATING ACTIVITIES:

Net loss                  $(2,719)  $(4,672) $(1,089)   $(1,632)   $ (615,324)
 Adjustments to reconcile
  net loss to net cash (used)
  by operating activities:
   Shares issued for services   -         -        -          -            50
 Changes in operating assets
  and liabilities:
 Increase (decrease) in accounts
  payable and accounts payable
  - related party           3,420     2,640    1,600      1,320         8,700

Net Cash Provided (Used) by
 Operating Activities         701    (2,032)     511       (312)     (606,574)

INVESTING ACTIVITIES:           -         -        -          -             -

FINANCING ACTIVITIES:

Additional capital contributed  -         -        -          -        10,180
 Stock offering costs           -         -        -          -       (18,678)
 Issuance of common stock       -         -        -          -       615,951

  Net Cash Provided by
    Financing Activities        -         -        -          -       607,453

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS            701    (2,032)     511       (312)          879

CASH AT BEGINNING OF
 PERIOD                       178     4,241      368      2,521             -

CASH AT END OF PERIOD     $   879   $ 2,209   $  879   $  2,209         $ 879

CASH PAID FOR
  Interest                $     -   $     -   $    -   $      -       $     -
  Income taxes            $     -   $     -   $    -   $      -       $     -

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


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


                                   For the                For the
                             Three Months Ended       Six Months Ended
                                   June 30,               June 30,
                              2000         1999      2000        1999
 Numerator - income
   (loss)                $   1,630     $  3,040    $  2,719    $  4,672

 Denominator - weighted
  average number of
  shares outstanding     23,810,00   23,810,000  23,810,000  23,810,000

 Basic loss per share      $ (0.00)     $ (0.00)    $ (0.00)    $ (0.00)

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e. Provision for Taxes

       The Company has net operating loss carryforwards totaling approximately $615,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the loss carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

       g.  Unaudited Financial Statements

       The  accompanying  unaudited financial statements  include
       all   of   the  adjustments  which,  in  the  opinion   of
       management,  are necessary for a fair presentation.   Such
       adjustments are of a normal recurring nature.

NOTE 2 -   RELATED PARTY TRANSACTIONS

       During  1993, the Company's president  purchased 1,000,000
       shares  of  common  stock for $1,000.   During  1995,  the
       Company's  president  purchased an  additional  11,000,000 shares of common stock for $11,000.

       During  1999  and  2000,  the Company's  president  loaned
       $5,000   and  $3,700,  respectively,  to  cover  operating
       expenses. The amount is non-interest bearing and due on demand.

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

Three Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month period ended June 30, 2000 and 1999.

General and administrative expenses for the three month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,089 and $1,632 for the three-month periods ended June 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,089 for the three months ended June 30, 2000, as compared to a net loss of $1,632 for the same period in 1999.

Six Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the six-month period ended June 30, 2000 and 1999.

General and administrative expenses for the six month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,719 and $4,672 for the six month periods ended June 30, 2000 and 1999, respectively.

As  a result of the foregoing factors, the Company realized a net
loss  of  $2,719   for the six months ended  June  30,  2000,  as
compared to a net loss of $4,672  for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of approximately $879, as compared to a working capital of approximately $178 at December 31, 1999.

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

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended
June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SICLONE INDUSTRIES, INC.


Date: August 8, 2000         By: /s/ Bradley S. Shepherd,
                             President, Secretary and Treasurer