Form 10QSB
period 2000-09-30
SICLONE INDUSTRIES INC
filed 2000-11-08
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000: 23,810,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    SICLONE INDUSTRIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Balance  Sheets  -  September  30,   2000       4
          (unaudited) and December 31, 1999

          Statements of Operations (unaudited)  for       5
          the Three and Nine Months Ended September
          30, 2000 and 1999, and for the Period from November 1, 1985 (Inception) to
          September 30, 2000

          Statements of Cash Flows (unaudited)  for       6
          the Three and Nine Months Ended September
          30, 2000 and 1999, and from the Period from November 1, 1985 (Inception) to
          September 30, 2000

          Notes     to    Consolidated    Financial       7
          Statements

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

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                           September 30,         December 31,
                                                    2000                 1999
                                             (Unaudited)
CURRENT ASSETS

  Cash                                              $542                 $178

   Total Current Assets                              542                  178

   TOTAL  ASSETS                                    $542                 $178


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                              $    1,303                 $280
Accounts payable - related party (Note 2)          8,700                5,000

   Total Liabilities                              10,003                5,280

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 5,000,000 shares authorized at
$0.001 par value; -0- shares issued and outstanding    -                    -
Common stock: 30,000,000 shares authorized
at  $0.001 par value; 23,810,000 shares issued and
outstanding                                       23,810               23,810
Additional paid-in capital                       583,693              583,693
Deficit accumulated during the development stage(616,964)            (612,605)

 Total Stockholders' Equity (Deficit)             (9,461)              (5,102)

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                   $542                 $178

                         SICLONE INDUSTRIES, INC.
                      (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)



                                                                  From
                                                                Inception on
                       For the            For the               November 1,
                       Nine Months Ended  Three Months Ended    1985 Through
                       September 30,      September30,          September 30,
                       2000     1999      2000   1999           2000

REVENUES                $-      $-       $-      $-             $-

EXPENSES               (4,359) (6,304)  (1,640) (1,632)        (21,461)

LOSS FROM DISCONTINUED
OPERATIONS               -      -        -       -            (595,503)

NET LOSS            $(4,359) $(6,304) $(1,640) $(1,632)      $(616,964)

BASIC LOSS PER SHARE $(0.00) $(0.00)   $(0.00) $(0.00)

                           SICLONE INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                  From
                                                                                  Inception on
                                                                                  November 1,
                          For the Nine Months Ended For the Three Months Ended    September 30,
                          September 30,             September 30,                 2000
                          2000       1999           2000     1999
OPERATING ACTIVITIES:
Net loss                 $(4,359)    $(6,304)      $(1,640) $(1,632)              $(616,964)
Adjustments to reconcile
net loss to net cash (used)
by operating activities:        -          -             -       -                       50
Shares issued for services
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and accounts payable - related party
                          4,723       3,960         1,303    1,320                   10,003

Net Cash Provided (Used) by
Operating Activities        364      (2,344)         (337)    (312)                (606,911)

INVESTING ACTIVITIES:        -      -                 -         -                         -

FINANCING ACTIVITIES:

Additional capital contributed
                             -      -                 -        -                     10,180
Stock offering costs         -      -                 -        -                    (18,678 )
Issuance of common stock     -      -                 -        -                    615,951

Net Cash Provided by
Financing Activities         -      -                 -        -                    607,453

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS            364     (2,344)         (337)    (312)                      542

CASH AT BEGINNING OF
PERIOD                      178      4,241           879    2,209                         _

CASH AT END OF PERIOD      $542     $1,897         $ 542  $1,897                       $542

CASH PAID FOR
Interest                   $-       $              $      $                            $ -
Income taxes               $-       $              $      $                            $ -


                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999


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


                           Forthe                        For the
                         Nine Months Ended           Three Months Ended
                        September 30,                  September 30,
                       2000      1999                 2000      1999
Numerator - incom
(loss)              $(4,359)  $(6,304)             $(1,640)  $(1,632)

Denominator - weighted
average number of
shares outstanding
                 23,810,000   23,810,000         23,810,000 23,810,000

Basic loss per share
                     $(0.00) $(0.00)              $(0.00)  $(0.00)


                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e. Provision for Taxes

       The  Company has net operating loss carryforwards totaling approximately  $617,000 that may be offset against  future taxable  income  through 2020.  No tax  benefit  has  been reported in the financial statements, because the  Company believes  there  is  a  50%  or greater  chance  the  loss
       carryforwards   will  expire  unused.   Accordingly,   the
       potential  tax  benefits  of the  loss  carryforwards  are offset by a valuation allowance of the same amount.

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

       During  1999  and  2000,  the Company=s  president  loaned
       $5,000   and  $3,700,  respectively,  to  cover  operating
       expenses.  The amount is non-interest bearing and  due  on demand.

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

Three Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month period ended September 30, 2000 and 1999.

General and administrative expenses for the three month periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,640 and $1,632 for the three-month periods ended September 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,640 for the three months ended September 30, 2000, as compared to a net loss of $1,632 for the same period in 1999.

Nine Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month period ended September 30, 2000 and 1999.

General and administrative expenses for the nine month period ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,359 and $6,304 for the nine month periods ended September 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $4,359 for the nine months ended September 30, 2000, as compared to a net loss of $6,304 for the same period in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of approximately $542, as compared to a working capital of approximately $178 at December 31, 1999.

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

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine month period ended
September 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SICLONE INDUSTRIES, INC.


Date:11/6/2000
                                   By:/s /Bradley S. Shepherd                                  ________
                                          Bradley S. Shepherd,
                                          President, Secretary and Treasurer



