Form 10KSB
period 2000-12-31
SICLONE INDUSTRIES INC
filed 2001-04-02
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____ to ______

                Commission File Number 000-25809

                    SICLONE INDUSTRIES, INC.
         (Name of small business issuer in its charter)

           Delaware                         87-042699
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


        6269 Jamestown Court, Salt Lake City, Utah  84121
            (Address of principal executive offices)

Issuer's telephone number, including area code 801-566-6627

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, par value $0.001
                        (Title of class)

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

The aggregate market value of the issuer's voting stock held as of March 20,1000, by non-affiliates of the issuers was $-0-. There was no active trading market and no quote for Siclone Industries, Inc. during fiscal year 2000, therefore the value is deemed to be $-0-.

As of March 27, 2001, the issuer had 23,810,000 shares of its $.001 par value common stock outstanding.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     As of March 27, 2001, the Company had 281 shareholders holding 23,810,000 shares of common stock. Of the issued and outstanding common stock, 1,110,000 are free trading, the balance are restricted stock as that term is used in Rule 144.

     The Company has never declared a dividend on its Common Stock. The last bid for the Company's common stock was in June 1990 and the stock has not actively traded since that time. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     The Company has little cash and has experienced losses from inception. As of December 31, 2000, the Company had $740 cash on hand. As of that date, the Company had $11,293 in accounts payable. The Company has no material commitments for capital expenditures for the next twelve months.

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

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name                  Age   Positions              Since

Bradley S. Shepherd   40    Director, President,   February 1993
                            Secretary/Treasurer

     All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.
All officers serve at the discretion of the Board of Directors.

     Set forth below is certain biographical information regarding the Company's executive officer and director:

     Bradley S. Shepherd, Director, President,
Secretary/Treasurer. Mr. Shepherd is the owner and manager of Shepherd's Allstar Lanes, Inc., a bowling center, restaurant, and lounge located in West Jordan, Utah. After managing the business for three years, Mr. Shepherd purchased the business in June of 1993. Mr. Shepherd also manages and is trustee for the Roger L. Shepherd Family Trust, which owns and leases commercial office and warehouse buildings and residential properties in the Salt Lake City area.

     Other Reporting Company Activities. Bradley S. Shepherd is currently an officer and director of Patriot Investment Corporation, a reporting company, which is seeking to acquire a business opportunity. The possibility exists that Mr. Shepherd could become an officer and/or director of other reporting companies in the future, although he has no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officer and director as management in other reporting companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

Item 10.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, have not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. The officers and directors of the Company will not receive any finder's fee from the Company as a result of their efforts to implement the Company's business plan outlined herein. However, the officers and directors of the Company anticipate receiving benefits as beneficial shareholders of the Company's common stock.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of March 27, 2001, the number and percentage of the 23,810,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address             Amount              Percentage

Bradley S. Shepherd (1)    12,000,000               50.40
6269 Jamestown Court
Salt Lake City, UT  84121

Officers, Directors and    12,000,000               50.40
Nominees as a Group:
1 person

(1) Officer and/or director.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space at the residence of Mr.
Shepherd to conduct its activities at no charge to the Company.

     During 2000, the Company's president loaned $5,200 to cover operating expenses. The amount is non-interest bearing and due on demand.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
December 31, 2000.

Exhibits

     None

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SICLONE INDUSTRIES, INC.

Date: March 29, 2001          By:/s/ Bradley S. Shepherd
                              President, Secretary & Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2001               By: /s/ Bradley S. Shepherd
                                          Director

                        C O N T E N T S


Independent Auditors' Report                                 F-2

Balance Sheet                                                F-3

Statements of Operations                                     F-4

Statements of Stockholders' Equity (Deficit)                 F-5

Statements of Cash Flows                                     F-9

Notes to the Financial Statements                           F-10

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
Siclone Industries, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Siclone Industries, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on November 1, 1985 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31,2000 and 1999 and from inception of the development stage on November 1, 1985 through December 31, 2000, in conformity with generally accepted accounting principles.

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


HJ & Associates, LLC
Salt Lake City, Utah
March 19, 2001

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                         Balance Sheet


                             ASSETS

                                                     December 31,
                                                     2000
CURRENT ASSETS

  Cash                                                 $      740

     Total Current Assets                                     740

     TOTAL  ASSETS                                     $      740


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                     $    1,093
  Accounts payable - related party (Note 2)                10,200

      Total Liabilities                                    11,293

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
   $0.001 par value; -0- shares issued and outstanding          -
  Common stock: 30,000,000 shares authorized
   at  $0.001 par value; 23,810,000 shares issued and
   outstanding                                             23,810
  Additional paid-in capital                              583,693
  Deficit accumulated during the development stage       (618,056)

     Total Stockholders' Equity (Deficit)                 (10,553)
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $      740

The accompanying notes are an integral part of these financial statements.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                    Statements of Operations


                                                    From
                                                    Inception on
                                                    November 1,
                            For the Years Ended     1985 through
                            December 31,            December 31,
                            2000          1999       2000

REVENUES                    $        -   $      -   $       -

EXPENSES                        (5,451)     (9,343)   (22,553)

LOSS FROM DISCONTINUED
 OPERATIONS                           -          -   (595,503)

NET LOSS                    $   (5,451)  $  (9,343)$ (618,056)

BASIC LOSS PER SHARE        $    (0.00)  $   (0.00)

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
                                                                       Deficit
                                                                     Accumulated
                                                          Additional  During the
                                      Common Stock         Paid-in   Development
                                  Shares        Amount     Capital      Stage
Balance,
 December 31, 1991              11,810,000   $   11,810   $ 583,693  $ (596,261)

Net loss for the year ended
  December 31, 1992                      -            -           -        (651)

Balance,
  December 31, 1992             11,810,000       11,810     583,693    (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash June 7, 1993 at $0.001
 per share                        1,000,000       1,000           -           -

Net loss for the year ended
  December 31, 1993                       -           -           -      (2,513)

Balance,
 December 31, 1993               12,810,000      12,810     583,693    (599,425)

Net loss for the year ended
 December 31, 1994                        -           -           -           -

Balance,
 December 31, 1994               12,810,000      12,810     583,693    (599,425)

Issuance of 11,000,000 shares
 of common stock to officer for
 cash at $0.001 per share        11,000,000      11,000           -           -

Net loss for the year ended
 December 31, 1995                        -           -           -        (438)

Balance,
 December 31, 1995               23,810,000   $  23,810   $ 583,693   $(599,863)

The accompanying notes are an integral part of these financial statements.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
                                                                     Deficit
                                                                    Accumulated
                                                        Additional  During the
                                   Common Stock          Paid-in    Development
                                 Shares     Amount       Capital      Stage
Balance,
 December 31, 1995            23,810,000   $  23,810   $ 583,693   $  (599,863)

Net loss for the year ended
 December 31, 1996                     -           -           -        (1,256)

Balance,
 December 31, 1996            23,810,000      23,810     583,693      (601,119)

Net loss for the year ended
 December 31, 1997                     -           -           -        (1,373)

Balance,
 December 31, 1997            23,810,000      23,810     583,693      (602,492)

Net loss for the year ended
 December 31, 1998                     -           -           -          (770)

Balance,
 December 31, 1998            23,810,000      23,810     583,693      (603,262)

Net loss for the year ended
 December 31, 1999                     -           -           -        (9,343)

Balance,
 December 31, 1999            23,810,000      23,810     583,693      (612,605)

Net loss for the year ended
 December 31, 2000                     -           -           -        (5,451)

Balance,
 December 31, 2000            23,810,000   $  23,810   $ 583,693   $  (618,056)

The accompanying notes are an integral part of these financial statements
                                                       .

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                                                            From
                                                                        Inception on
                                                                         November 1,
                                                 For the Years Ended    1985 through
                                                      December 31,        December 31,
                                                    2000         1999          2000
OPERATING ACTIVITIES:

  Net loss                                        $  (5,451)  $  (9,343)  $ (618,056)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Shares issued for services                            -           -           50
  Changes in operating assets and liabilities:
    Increase in accounts payable
     and accounts payable - related party             6,013       5,280       11,293

     Net Cash Provided (Used) by
      Operating Activities                              562      (4,063)    (606,713)

INVESTING ACTIVITIES:                                     -           -            -

FINANCING ACTIVITIES:

  Additional capital contributed                          -           -       10,180
  Stock offering costs                                    -           -      (18,678)
  Issuance of common stock                                -           -      615,951

     Net Cash Provided by Financing Activities            -           -      607,453

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      562      (4,063)         740

CASH AT BEGINNING OF PERIOD                             178       4,241            -

CASH AT END OF PERIOD                            $      740   $     178   $      740
CASH PAID FOR
  Interest                                       $        -   $       -   $        -
  Income taxes                                   $        -   $       -   $        -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services               $        -   $       -   $      50

The accompanying notes are an integral part of these financial statements.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                  December 31, 2000 and 1999


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

       d. Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period.

                                                     For the Year Ended
                                                     December 31,   2000
                                      Loss            Shares        Per Share
                                   (Numerator)     (Denominator)        Amount

                                 $   (5,451)         23,810,000     $(0.00)

                                                     For the Year Ended
                                                     December 31, 1999
                                      Loss             Shares      Per Share
                                   (Numerator)     (Denominator)     Amount

                                 $   (9,343)         23,810,000    $(0.00)

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999


NOTE  1  - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES (Continued)

       e. Provision for Taxes

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $600,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       The  income  tax benefit differs from the amount  computed
       at   federal  statutory  rates  of  approximately  38%  as
       follows:


                                                 For the Years Ended
                                                    December 31,
                                                   2000       1999

       Income tax benefit at statutory rate  $   2,071      $   3,550
       Change in valuation allowance            (2,071)        (3,550)

                                             $       -      $       -

       Deferred tax assets (liabilities) are comprised of the following:


                                               For the Years Ended
                                                  December  31,
                                              2000            1999

       Income tax benefit at statutory rate  $  234,000    $    232,000
       Change in valuation allowance           (234,000)       (232,000)

                                             $        -    $          -


       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                   December 31, 2000 and 1999


NOTE  1  - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES (Continued)

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

       During 1999, the Company's president loaned $5,000 to cover operating expenses. During 2000, the Company's president loaned an additional $5,200 to cover operating expenses. The amount is non-interest bearing and due on demand.

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