Form 10QSB
period 2001-03-31
SICLONE INDUSTRIES INC
filed 2001-05-15
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                Commission File Number 000-25809

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

State  the number of shares outstanding of each of the  issuer's classes  of  common  equity, as of March  31,  2001:  23,810,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    SICLONE INDUSTRIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - March 31, 2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March 31, 2001 and 2000, and for the Period from November 1, 1985 (Inception) to March 31, 2001

          Statement    of    Stockholders    Equity       6
          (Deficit)

          Statements of Cash Flows (unaudited)  for      10
          the Three Months Ended March 31, 2001 and
          2000,  and from the Period from  November
          1, 1985 (Inception) to March 31, 2001

          Notes     to    Consolidated    Financial      11
          Statements

          Item  2.   Management's  Discussion   and	   12
          Analysis of Financial Condition

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      13

          Signatures                                     13

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

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                          March 31,     December 31,
                                            2001           2000
                                         (Unaudited)
CURRENT ASSETS

  Cash                                        $   647      $  740

     Total Current Assets                         647         740

     TOTAL  ASSETS                            $   647      $  740


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                           $  1,665    $  1,093
  Accounts payable - related party (Note 2)    11,200      10,200

      Total Liabilities                        12,865      11,293

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized
  at $0.001 par value; -0- shares issued
  and outstanding        				    -          -
  Common stock: 30,000,000 shares authorized
   at $0.001 par value; 23,810,000 shares
   issued and outstanding                      23,810     23,810
  Additional paid-in capital                  583,693    583,693
  Deficit accumulated during the
   development stage   				   (619,721)  (618,056)

     Total Stockholders' Equity (Deficit)     (12,218)   (10,553)

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                    $      647   $    740

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                            From
                                                         Inception on
                                                         November 1,
                            For the Three Months Ended   1985 through
                                      March 31,            March 31,
                                 2001           2000        2001

REVENUES                    $       -        $      -    $         -

EXPENSES                       (1,665)         (1,630)       (24,218)

LOSS FROM DISCONTINUED
 OPERATIONS                         -               -       (595,503)

NET LOSS                    $  (1,665)       $ (1,630)   $  (619,721)

BASIC LOSS PER SHARE        $   (0.00)      $   (0.00)

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

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

											     	   Deficit
                                                                       Accumulated
                                                         Additional     During the
                                     Common Stock        Paid-in       Development

Balance,
 December 31, 1987     		11,810,000    $  11,810    $ 573,513      $  (502,196)

Net loss for the year ended
  December 31, 1988      		   -            -            -          (92,783)

Balance,
  December 31, 1988           11,810,000       11,810      573,513         (594,979)

Cash contributed to additional
 paid-in capital         		   -      	    -       10,180                -

Net loss for the year ended
  December 31, 1989       		   -            -            -             (524)

Balance,
  December 31, 1989           11,810,000       11,810      583,693         (595,503)

Net loss for the year ended
  December 31, 1990      		   -            -            -                -

Balance,
  December 31, 1990           11,810           11,810      583,693         (595,503)

Net loss for the year ended
  December 31, 1991       	     -                -            -             (758)

Balance,
  December 31, 1991       11,810,000        $  11,810    $ 583,693      $   (596,261)

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

												   Deficit
                                                             	     Accumulated
                                                         Additional	During the
                                  Common Stock           Paid-in        Development
Balance,
 December 31, 1991     		   11,810,000    $  11,810    $ 583,693      $   596,261)

Net loss for the year ended
  December 31, 1992      		      -            -            -             (651)

Balance,
  December 31, 1992              11,810,000       11,810      583,693          (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash June 7, 1993 at $0.001
 per share                        1,000,000        1,000            -                 -

Net loss for the year ended
  December 31, 1993                       -            -            -            (2,513)

Balance,
 December 31, 1993               12,810,000       12,810      583,693          (599,425)

Net loss for the year ended
 December 31, 1994       		      -            -            -                 -

Balance,
 December 31, 1994               12,810,000       12,810      583,693          (599,425)

Issuance of 11,000,000 shares
 of common stock to officer for
 cash at $0.001 per share        11,000,000       11,000            -                 -

Net loss for the year ended
 December 31, 1995       		      -            -            -  		     (438)

Balance,
 December 31, 1995               23,810,000    $  23,810    $ 583,693      $   (599,863)


                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

												    Deficit
                                                                          Accumulated
                                                             Additional    During the
                                  Common Stock               Paid-in      Development
Balance,
 December 31, 1995    	        23,810,000    $  23,810   $   583,693  $    (599,863)

Net loss for the year ended
 December 31, 1996        		     -           -              -         (1,256)

Balance,
 December 31, 1996              23,810,000      23,810         583,693      (601,119)

Net loss for the year ended
 December 31, 1997        	           -           -               -        (1,373)

Balance,
 December 31, 1997              23,810,000      23,810         583,693      (602,492)

Net loss for the year ended
 December 31, 1998                       -           -               -          (770)

Balance,
 December 31, 1998              23,810,000      23,810         583,693      (603,262)

Net loss for the year ended
 December 31, 1999       		     -           -               -        (9,343)

Balance,
 December 31, 1999     	        23,810,000      23,810         583,693      (612,605)

Net loss for the year ended
 December 31, 2000        		     -           -               -        (5,451)

Balance, December 31, 2000      23,810,000	  23,810         583,693      (618,056)

Net loss for the three months
 ended March 31, 2001
 (unaudited)                             -           -               -        (1,665)

Balance, March 31, 2001
 (unaudited)                    23,810,000   $  23,810      $  583,693    $  619,721)

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                                      		   From
                                                              	           Inception on
                                                              		      November 1,
                            		         For the Three Months Ended      1985 through
                                     	             March 31,               March 31,
                            			          2001       2000		   2001
OPERATING ACTIVITIES:
  Net loss                                     $   (1,665)  $   (1,630)  	$  (619,721)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Shares issued for services              	        -             -                 50
  Changes in operating assets and liabilities:
    Increase in accounts payable and
     accounts payable - related party               1,572         1,820             12,865

   Net Cash Provided (Used) by
     Operating Activities                             (93)          190           (606,806)

INVESTING ACTIVITIES:                                   -             -                  -
FINANCING ACTIVITIES:

  Additional capital contributed                        -             -             10,180
  Stock offering costs                                  -             -            (18,678)
  Issuance of common stock                 	        -             -            615,951

     Net Cash Provided by
       Financing Activities                             -             -            607,453

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (93)          190                647
CASH AT BEGINNING OF PERIOD        		            740           178                  -

CASH AT END OF PERIOD                          $      647   $       368        $       647

CASH PAID FOR
  Interest                  		           $       -    $         -        $         -
  Income taxes             		           $       -    $         -        $         -

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2001 and December 31, 2000

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -  GOING CONCERN

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

Three Month periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,665 and $1,630 for the three-month periods ended March 31, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,665 for the three months ended March 31, 2001, as compared to a net loss of $1,630 for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had $647 in cash compared to $740 in cash for the same period in 2000. Current liabilities are $12,865 for the period ending March 31, 2001 compared to $11,293 for the same period in 2000.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company may accept loans from officers, seek equity financing or other debt financing arrangements if necessary. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition I the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits:  None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SICLONE INDUSTRIES, INC.


Date: May 15, 2001            By:/s/ Bradley S. Shepherd,
                              President, Secretary and Treasurer