Form 10QSB
period 2001-06-30
SICLONE INDUSTRIES INC
filed 2001-08-13
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 23,810,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    SICLONE INDUSTRIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited) for the Six Months Ended June
          30, 2001 and 2000, and for the Period from November 1, 1985 (Inception) to June
          30, 2001

          Statement    of    Stockholders    Equity       6
          (Deficit)

          Statements of Cash Flows (unaudited)  for      10
          the  Six  Months Ended June 30, 2001  and
          2000,  and from the Period from  November
          1, 1985 (Inception) to June 30, 2001

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

                    SICLONE INDUSTRIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                               June 30,     December 31,
                                                2001              2000
                                             (Unaudited)
CURRENT ASSETS

  Cash                                      $        325    $      740

     Total Current Assets                            325           740

     TOTAL  ASSETS                          $        325    $      740


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                          $        584    $    1,093
  Accounts payable - related party                12,700        10,200

      Total Liabilities                           13,284        11,293

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares
    authorized at $0.001 par value;
    -0- shares issued and outstanding                  -             -
  Common stock: 30,000,000 shares
    authorized at $0.001 par value;
    23,810,000 shares issued and outstanding      23,810        23,810
  Additional paid-in capital                     583,693       583,693
  Deficit accumulated during the development
    stage                                       (620,462)     (618,056)

     Total Stockholders' Equity (Deficit)        (12,959)      (10,553)

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                      $       325    $      740

                        SICLONE INDUSTRIES, INC.
                     (A Development Stage Company)
                        Statements of Operations
                                   (Unaudited)

                                                                           From
                                                                       Inception on
                                                                        November 1,
                                 For the              For the          1985 Through
                             Six Months Ended    Three Months Ended       June 30,
                            2001         2000      2001        2000         2001
REVENUES                $       -    $      -    $      -    $      -    $       -

EXPENSES                   (2,406)     (2,719)       (741)     (1,089)     (24,959)

LOSS FROM DISCONTINUED
 OPERATIONS                     -           -           -           -     (595,503)

NET LOSS                $  (2,406)   $  (2,719)   $  (741)   $ (1,089)   $(620,462)

BASIC LOSS PER SHARE    $   (0.00)   $   (0.00)   $ (0.00)   $  (0.00)

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

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)

                                                                        Deficit
                                                                      Accumulated
                                                       Additional     During the
                                   Common Stock          Paid-in      Development
                                Shares       Amount      Capital         Stage
Balance,
 December 31, 1995            23,810,000   $  23,810   $  583,693   $  (599,863)

Net loss for the year ended
 December 31, 1996                     -           -            -        (1,256)

Balance,
 December 31, 1996            23,810,000      23,810      583,693      (601,119)

Net loss for the year ended
 December 31, 1997                     -           -            -        (1,373)

Balance,
 December 31, 1997            23,810,000      23,810      583,693      (602,492)

Net loss for the year ended
 December 31, 1998                     -           -            -          (770)

Balance,
 December 31, 1998            23,810,000      23,810      583,693      (603,262)

Net loss for the year ended
 December 31, 1999                     -           -            -        (9,343)

Balance,
 December 31, 1999            23,810,000      23,810      583,693      (612,605)

Net loss for the year ended
 December 31, 2000                     -           -            -        (5,451)

Balance, December 31, 2000    23,810,000       23,810     583,693      (618,056)

Net loss for the six months
 ended June 30, 2001
 (unaudited)                           -            -           -        (2,406)

Balance, June 30, 2001
 (unaudited)                  23,810,000   $   23,810   $ 583,693   $  (620,462)

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
                    Statements of Cash Flows
                         (Unaudited)

                                                                            From
                                                                        Inception on
                                                                         November 1,
                                              For the Six Months Ended  1985 through
                                                      June 30,             June 30,
                                                  2001        2000           2001
OPERATING ACTIVITIES:

  Net loss                                      $ (2,406)   $  (2,719)   $ (620,462)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Shares issued for services                         -            -            50
  Changes in operating assets and liabilities:
    Increase in accounts payable and
     accounts payable - related party              1,991        3,420        13,284

   Net Cash Provided (Used) by
     Operating Activities                           (415)         701      (607,128)

INVESTING ACTIVITIES:                                  -            -             -

FINANCING ACTIVITIES:

  Additional capital contributed                       -            -        10,180
  Stock offering costs                                 -            -       (18,678)
  Issuance of common stock                             -            -       615,951

     Net Cash Provided by
       Financing Activities                            -            -       607,453

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (415)         701           325

CASH AT BEGINNING OF
 PERIOD                                              740          178             -

CASH AT END OF PERIOD                          $     325    $     879    $      325

CASH PAID FOR
  Interest                                     $       -    $       -    $        -
  Income taxes                                 $       -    $       -    $        -

   The accompanying notes are an integral part of these financial statements.

                    SICLONE INDUSTRIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2001 and December 31, 2000

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Six Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,406 and $2,719 for the six-month periods ended June 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,406 for the six months ended June 30, 2001, as compared to a net loss of $2,719 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash on hand of $325 compared to $740 at December 31, 2000. The Company has accounts payable in the amount of $13,284 for the period ending June 30, 2001 and $11,293 at December 31, 2000.

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

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits:  None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SICLONE INDUSTRIES, INC.


Date: August 10, 2001        By: /s/ Bradley S. Shepherd
                              Bradley S. Shepherd,
                              President, Secretary and Treasurer