Form 10QSB
period 2001-09-30
SICLONE INDUSTRIES INC
filed 2001-11-14
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-25809

SICLONE INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	87-0429748 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 23,810,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

SICLONE INDUSTRIES, INC.

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Nine Months Ended September 30, 2001 and 2000, and for the Period from November 1, 1985 (Inception) to September 30, 2001

Statement of Stockholders Equity (Deficit)

Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000, and from the Period from November 1, 1985 (Inception) to September 30, 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

3 4 5 6 10 11 12
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

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	September 30,	December 31,
	2001	2000
(Unaudited)
CURRENT ASSETS
Cash	$ 406	$ 740
	_____________	______________
Total Current Assets	406	740
	_____________	______________
TOTAL ASSETS	$ 406	$ 740
	_____________	______________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ -	$ 1,093
Accounts payable - related party	14,706	10,200
Total Liabilities	14,706	11,293
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 5,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 30,000,000 shares authorized at $0.001 par value; 23,810,000 shares issued and outstanding	23,810	23,810
Additional paid-in capital	583,693	583,693
Deficit accumulated during the development stage	(621,803)	(618,056)
Total Stockholders' Equity (Deficit)	(14,300)	(10,553)
TOTAL LIABILITIES AND STOCKHOLDERS;
EQUITY (DEFICIT)	$ 406	$ 740

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on November 1,1985 Through September 30,
	2001	2000	2001	2000	2001
REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES	(1,341)	(1,640)	(3,747)	(4,359)	(26,300)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(595,503)
NET LOSS	$ (1,341)	$ (1,640)	$ (3,747)	$ (4,359)	$ (621,803)
BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,810,000	23,810,000	23,810,000	23,810,000

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
	__________________	__________________	__________________	__________________
Balance, November 1, 1985	-	$ -	$ -	$ -
Issuance of 500,000 shares of common stock to Officers and Directors for cash on November 1, 1985 at $0.02 per share	500,000	500	9,500	-
Cancellation of 140,000 shares on February 7, 1986	(140,000)	(140)	140	-
Cancellation of 300,000 shares on October 1, 1986	(300,000)	(300)	300	-
Issuance of 1,000,000 shares of common stock to the public offered March 26, 1986 at $0.10 per share	1,000,000	1,000	99,000	-
Deferred offering costs offset against additional paid-in capital	-	-	(18,678)	-
Issuance of 10,700,000 shares of common stock October 10, 1986 at $0.05 per share	10,700,000	10,700	483,251	-
Issuance of 50,000 shares for promotional services at $0.001 per share	50,000	50	-	-
Accumulated losses from formation on November 1, 1985 through December 31, 1987	-	-	-	(502,196)
Balance, December 31, 1987	11,810,000	$ 11,810	$ 573,513	$ (502,196)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
	__________________	__________________	__________________	__________________
Balance, December 31, 1987	11,810,000	$ 11,810	$ 573,513	$ (502,196)
Net loss for the year ended December 31, 1988	-	-	-	(92,783)
Balance, December 31, 1988	11,810,000	11,810	573,513	(594,979)
Cash contributed to additional paid-in capital	-	-	10,180	-
Net loss for the year ended December 31, 1989	-	-	-	(524)
Balance, December 31, 1989	11,810,000	11,810	583,693	(595,503)
Net loss for the year ended December 31, 1990	-	-	-	-
Balance, December 31, 1990	11,810,000	11,810	583,693	(595,503)
Net loss for the year ended December 31, 1991	-	-	-	(758)
Balance, December 31, 1991	11,810,000	$ 11,810	$ 583,693	$ (596,261)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
	__________________	__________________	__________________	__________________
Balance, December 31, 1991	11,810,000	$ 11,810	$ 583,693	$ (596,261)
Net loss for the year ended December 31, 1992	-	-	-	(651)
Balance, December 31, 1992	11,810,000	11,810	583,693	(596,912)
Issuance of 1,000,000 shares of common stock to officer for cash June 7, 1993 at $0.001 per share	1,000,000	1,000	-	-
Net loss for the year ended December 31, 1993	-	-	-	(2,513)
Balance, December 31, 1993	12,810,000	12,810	583,693	(599,425)
Net loss for the year ended December 31, 1994	-	-	-	-
Balance, December 31, 1994	12,810,000	12,810	583,693	(599,425)
Issuance of 11,000,000 shares of common stock to officer for cash at $0.001 per share	11,000,000	11,000	-	-
Net loss for the year ended December 31, 1995	-	-	-	(438)
Balance, December 31, 1995	23,810,000	$ 23,810	$ 583,693	$ (599,863)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)
	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
	__________________	__________________	__________________	__________________
Balance, December 31, 1995	23,810,000	$ 23,810	$ 583,693	$ (599,863)
Net loss for the year ended December 31, 1996	-	-	-	(1,256)
Balance, December 31, 1996	23,810,000	23,810	583,693	(601,119)
Net loss for the year ended December 31, 1997	-	-	-	(1,373)
Balance, December 31, 1997	23,810,000	23,810	583,693	(602,492)
Net loss for the year ended December 31, 1998	-	-	-	(770)
Balance, December 31, 1998	23,810,000	23,810	583,693	(603,262)
Net loss for the year ended December 31, 1999	-	-	-	(9,343)
Balance, December 31, 1999	23,810,000	23,810	583,693	(612,605)
Net loss for the year ended December 31, 2000	-	-	-	(5,451)
Balance, December 31, 2000	23,810,000	23,810	583,693	(618,056)
Net loss for the nine months ended September 30, 2001 (unaudited)	-	-	-	(3,747)
Balance, September 30, 2001 (unaudited)	23,810,000	$ 23,810	$ 583,693	$ (621,803)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)
	For the Nine Months Ended September 30,		From Inception on November 1, 1985 Through September 30,
	2001	2000	2001
	_______________________	_______________________	_______________________
OPERATING ACTIVITIES:
Net loss	$ (3,747)	$ (4,359)	$ (621,803)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Shares issued for services	-	-	50
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable - related party	3,413	4,723	14,706
Net Cash Provided (Used) by Operating Activities	(334)	364	(607,047)
INVESTING ACTIVITIES:	-	-	-
FINANCING ACTIVITIES:
Additional capital contributed	-	-	10,180
Stock offering costs	-	-	(18,678)
Issuance of common stock	-	-	615,951
Net Cash Provided by Financing Activities	-	-	607,453
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(334)	364	406
CASH AT BEGINNING OF PERIOD	740	178	-
CASH AT END OF PERIOD	$ 406	$ 542	$ 406
CASH PAID FOR
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Schedule of Non-Cash Financing Activities:
Shares issued for services	$ -	$ -	$ 50

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2001 and December 31, 2000

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Three Month period Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the three month periods ended September 30, 2001 and 2000.

General and administrative expenses for the three month period ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,341 and $1,640 for the three month period ended September 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,341 for the three months ended September 30, 2001, as compared to a net loss of $1,640 for the same period in 2000.

Nine Month periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine month periods ended September 30, 2001 and 2000.

General and administrative expenses for the nine month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,747 and $4,359 for the nine-month periods ended September 30, 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $3,747 for the nine months ended September 30, 2001, as compared to a net loss of $4,359 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash in hand of $406 compared to $740 at December 31, 2000. The Company has accounts payable in the amount of $14,706 to a related party for the period ending September 30, 2001 and $11,293 at December 31, 2000 of which $10,200 was payable to a related party.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SICLONE INDUSTRIES, INC.

Date: November 9, 2001 By: /s/ Bradley S. Shepherd

Bradley S. Shepherd,

President, Secretary and Treasurer