Form 10KSB
period 2001-12-31
SICLONE INDUSTRIES INC
filed 2002-03-29
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 000-25809

SICLONE INDUSTRIES, INC.

(Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	87-042699 (IRS Employer Identification No.)

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

The aggregate market value of the issuer's voting stock held as of March 21, 2002, by non-affiliates of the issuers was -0-. There was no active trading market and no quote for Siclone Industries, Inc. during fiscal year 2001, therefore the value is deemed to be $-0-.

As of March 21, 2002, the issuer had 23,810,000 shares of its $.001 par value common stock outstanding.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board under the symbol "SICI". As of March 21, 2002, the Company had 279 shareholders holding 23,810,000 shares of common stock. Of the issued and outstanding common stock, 1,110,000 are free trading, the balance are restricted stock as that term is used in Rule 144.

The Company has never declared a dividend on its Common Stock. The last bid for the Company's common stock was in June 1990 and the stock has not actively traded since that time. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. The following table shows the highs and lows of the closing bid and ask on the Company's stock for fiscal year 2001.
YEAR	CLOSING BID		CLOSING ASK
2001	High	Low	High	Low
First Quarter	.01	.001	None	None
Second Quarter	.01	.01	.10	.10
Third Quarter	.02	.01	.10	.10
Fourth Quarter	.02	.02	.10	.10

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company has little cash and has experienced losses from inception. As of December 31, 2001, the Company had $347 cash on hand. As of the date, the Company had $15,859 in accounts payable. As of December 31, 2000, the Company had $740 cash on hand and liabilities of $11,293 in accounts payable. The Company has no material commitments for capital expenditures for the next twelve months.

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

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 8.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.
Name	Age	Positions	Since
Bradley S. Shepherd	41	Director, President, Secretary/Treasurer	February 1993

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
Name and Address	Amount	Percentage
Bradley S. Shepherd (1) 6269 Jamestown Court Salt Lake City, UT 84121	12,000,000	50.39
Officers, Directors and Nominees as a Group: 1 person	12,000,000	50.39

(1) Officer and/or director.

Item 12. Certain Relationships and Related Transactions.

The Company utilizes office space at the residence of Mr. Shepherd to conduct its activities at no charge to the Company.

During 2000, the Company's president loaned $5,200 to cover operating expenses. The amount is non-interest bearing and due on demand. During 2001, the Company's president loaned an additional $5,512 to cover operating expenses. The amount is non-interest bearing and due on demand.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICLONE INDUSTRIES, INC.

Date: March 21, 2001 By: /s/ Bradley S. Shepherd

Bradley S. Shepherd

President, Secretary &Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2001 By: /s/ Bradley S. Shepherd

Bradley S. Shepherd

Director

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2001

C O N T E N T S

INDEPENDENT AUDITORS' REPORT

Board of Directors

Siclone Industries, Inc.

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheet of Siclone Industries, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception on November 1, 1985 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31,2001 and 2000 and from inception on November 1, 1985 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

HJ & Associates, LLC

Salt Lake City, Utah

February 27, 2002

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheet

ASSETS	December 31,
2001
CURRENT ASSETS
Cash	$ 347
________
Total Current Assets	347
________
TOTAL ASSETS	$ 347
=======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 147
Accounts payable - related party (Note 2)	15,712
________
Total Current Liabilities	15,859
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 5,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-
Common stock: 30,000,000 shares authorized at $0.001 par value; 23,810,000 shares issued and outstanding	23,810
Additional paid-in capital	583,693
Deficit accumulated during the development stage	(623,015)
________
Total Stockholders' Equity (Deficit)	(15,512)
________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 347
=======

The accompanying notes are an integral part of this financial statement

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on November 1, 1985 through December 31,
	2001	2000	2001
REVENUES	$ -	$ -	$ -
EXPENSES	(4,959)	(5,451)	(27,512)
LOSS FROM DISCONTINUED OPERATIONS	-	-	(595,503)
	_________	_________	__________
NET LOSS	$ (4,959)	$ (5,451)	$ (623,015)
	========	========	=========
BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)
	======	======

The accompanying notes are an integral part of this financial statement

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance, November 1, 1985	-	$ -	$ -	$ -
Issuance of 500,000 shares of common stock to Officers and Directors for cash on November 1, 1985 at $0.02 per share	500,000	500	9,500	-
Cancellation of 140,000 shares on February 7, 1986	(140,000)	(140)	140	-
Cancellation of 300,000 shares on October 1, 1986	(300,000)	(300)	300	-
Issuance of 1,000,000 shares of common stock to the public offered March 26, 1986 at $0.10 per share	1,000,000	1,000	99,000	-
Deferred offering costs offset against additional paid-in capital	-	-	(18,678)	-
Issuance of 10,700,000 shares of common stock October 10, 1986 at $0.05 per share	10,700,000	10,700	483,251	-
Issuance of 50,000 shares for promotional services at $0.001 per share	50,000	50	-	-
Accumulated losses from formation on November 1, 1985 through December 31, 1987	-	-	-	(502,196)
	__________	__________	__________	__________
Balance, December 31, 1987	11,810,000	$ 11,810	$ 573,513	$ (502,196)

The accompanying notes are an integral part of this financial statement

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance, December 31, 1987	11,810,000	$ 11,810	$ 573,513	$ (502,196)
Net loss for the year ended December 31, 1988	-	-	-	(92,783)
	__________	__________	__________	__________
Balance, December 31, 1988	11,810,000	11,810	573,513	(594,979)
Cash contributed to additional paid-in capital	-	-	10,180	-
Net loss for the year ended December 31, 1989	-	-	-	(524)
	__________	__________	__________	__________
Balance, December 31, 1989	11,810,000	11,810	583,693	(595,503)
Net loss for the year ended December 31, 1990	-	-	-	-
	__________	__________	__________	__________
Balance, December 31, 1990	11,810,000	11,810	583,693	(595,503)
Net loss for the year ended December 31, 1991	-	-	-	(758)
	__________	__________	__________	__________
Balance, December 31, 1991	11,810,000	$ 11,810	$ 583,693	$ (596,261)

The accompanying notes are an integral part of this financial statement

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance, December 31, 1991	11,810,000	$ 11,810	$ 583,693	$ (596,261)
Net loss for the year ended December 31, 1992	-	-	-	(651)
	__________	__________	__________	__________
Balance, December 31, 1992	11,810,000	11,810	583,693	(596,912)
Issuance of 1,000,000 shares of common stock to officer for cash June 7, 1993 at $0.001 per share	1,000,000	1,000	-	-
Net loss for the year ended December 31, 1993	-	-	-	(2,513)
	__________	__________	__________	__________
Balance, December 31, 1993	12,810,000	12,810	583,693	(599,425)
Net loss for the year ended December 31, 1994	-	-	-	-
	__________	__________	__________	__________
Balance, December 31, 1994	12,810,000	12,810	583,693	(599,425)
Issuance of 11,000,000 shares of common stock to officer for cash at $0.001 per share	11,000,000	11,000	-	-
Net loss for the year ended December 31, 1995	-	-	-	(438)
	__________	__________	__________	__________
Balance, December 31, 1995	23,810,000	$ 23,810	$ 583,693	$ (599,863)

The accompanying notes are an integral part of this financial statement

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance, December 31, 1995	23,810,000	$ 23,810	$ 583,693	$ (599,863)
Net loss for the year ended December 31, 1996	-	-	-	(1,256)
	__________	__________	__________	__________
Balance, December 31, 1996	23,810,000	23,810	583,693	(601,119)
Net loss for the year ended December 31, 1997	-	-	-	(1,373)
	__________	__________	__________	__________
Balance, December 31, 1997	23,810,000	23,810	583,693	(602,492)
Net loss for the year ended December 31, 1998	-	-	-	(770)
	__________	__________	__________	__________
Balance, December 31, 1998	23,810,000	23,810	583,693	(603,262)
Net loss for the year ended December 31, 1999	-	-	-	(9,343)
	__________	__________	__________	__________
Balance, December 31, 1999	23,810,000	23,810	583,693	(612,605)
Net loss for the year ended December 31, 2000	-	-	-	(5,451)
	__________	__________	__________	__________
Balance, December 31, 2000	23,810,000	23,810	583,693	(618,056)
Net loss for the year ended December 31, 2001	-	-	-	(4,959)
	__________	__________	__________	__________
Balance, December 31, 2001	23,810,000	$ 23,810	$ 583,693	$ (623,015)
	=========	=========	=========	=========

The accompanying notes are an integral part of this financial statement

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on November 1, 1985 through December 31,
	2001	2000	2001
OPERATING ACTIVITIES:
Net loss	$ (4,959)	$ (5,451)	$ (623,015)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	-	-	50
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable - related party	4,566	6,013	15,859
	__________	__________	__________
Net Cash Provided (Used) by Operating Activities	(393)	562	(607,106)
INVESTING ACTIVITIES:	-	-	-
FINANCING ACTIVITIES:
Additional capital contributed	-	-	10,180
Stock offering costs	-	-	(18,678)
Issuance of common stock for cash	-	-	615,951
	__________	__________	__________
Net Cash Provided by Financing Activities	-	-	607,453
	__________	__________	__________
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(393)	562	347
CASH AT BEGINNING OF PERIOD	740	178	-
	__________	__________	__________
CASH AT END OF PERIOD	$ 347	$ 740	$ 347
	=========	=========	=========
CASH PAID FOR
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for services	$ -	$ -	$ 50

The accompanying notes are an integral part of this financial statement

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

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

d. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period.

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
Loss (Numerator)	$ (4,959)	$ (5,451)
Shares (Denominator)	23,810,000	23,810,000
Per Share Amount	$ (0.00)	$ (0.00)

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Provision for Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $103,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes that the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
	For the Year Ended December 31,	For the Year Ended December 31,
	2001	2000
Income tax benefit at statutory rate	$ 1,884	$ 2,071
Change in valuation allowance	(1,884)	(2,071)
	_______	_______
	$ -	$ -

Deferred tax assets (liabilities) are comprised of the following:

	For the Year Ended December 31,	For the Year Ended December 31,
	2001	2000
Income tax benefit at statutory rate	$ 39,140	$ 371,256
Change in valuation allowance	(39,140)	(371,256)
	________	_________
	$ -	$ -

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

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Newly Issued Accounting Pronouncements

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the Areporting unit' to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

NOTE 2 - RELATED PARTY TRANSACTIONS

During 1993, the Company's president purchased 1,000,000 shares of common stock for $1,000. During 1995, the Company's president purchased an additional 11,000,000 shares of common stock for $11,000.

During 1999, the Company's president loaned $5,000 to cover operating expenses. During 2000, the Company's president loaned $5,200 to cover operating expenses. During 2001, the Company's president loaned an additional $5,512 to cover operating expenses. The amount is non-interest bearing and due on demand.

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