Form 10QSB
period 2002-03-31
SICLONE INDUSTRIES INC
filed 2002-05-15
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 23,810,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

SICLONE INDUSTRIES, INC.

INDEX
PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Balance Sheets - March 31, 2002 and December 31, 2001 (unaudited)	4
	Statements of Operations (unaudited) for the Three Months Ended March 31, 2002 and 2001, and for the Period from November 1, 1985 (Inception) through March 31, 2002	5
	Statement of Stockholders Equity (Deficit)	6
	Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001, and from the Period from November 1, 1985 (Inception) through March 31, 2002	10
	Notes to Consolidated Financial Statements	11
	Item 2. Management's Discussion and Analysis of Financial Condition	12
PART II.	Other Information
	Item 6. Exhibits and Reports on Form 8-K	13
Signatures	13

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

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheets
	March 31,	December 31,
	2002	2001
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$ 347	$ 347
	__________	__________
Total Current Assets	347	347
	__________	__________
TOTAL ASSETS	$ 347	$ 347
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 2,145	$ 147
Accounts payable - related party	15,712	15,712
	__________	__________
Total Current Liabilities	17,857	15,859
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 5,000,000 shares authorized at $0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 30,000,000 shares authorized at $0.001 par value; 23,810,000 shares issued and outstanding	23,810	23,810
Additional paid-in capital	583,693	583,693
Deficit accumulated during the development stage	(625,013)	(623,015)
	__________	__________
Total Stockholders' Equity (Deficit)	(17,510)	(15,512)
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 347	$ 347
	=========	=========

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on November 1, 1985 through March 31,
	2002	2001	2002
REVENUES	$ -	$ -	$ -
EXPENSES	(1,998)	(1,665)	(29,510)
LOSS FROM DISCONTINUED OPERATIONS	-	-	(595,503)
	__________	__________	__________
NET LOSS	$ (1,998)	$ (1,665)	$ (625,013)
	=========	=========	=========
BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)
	=========	=========	=========

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

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance, December 31, 1995	23,810,000	$ 23,810	$ 583,693	$ (599,863)
Net loss for the year ended December 31, 1996	-	-	-	(1,256)
	__________	__________	__________	__________
Balance, December 31, 1996	23,810,000	23,810	583,693	(601,119)
Net loss for the year ended December 31, 1997	-	-	-	(1,373)
	__________	__________	__________	__________
Balance, December 31, 1997	23,810,000	23,810	583,693	(602,492)
Net loss for the year ended December 31, 1998	-	-	-	(770)
	__________	__________	__________	__________
Balance, December 31, 1998	23,810,000	23,810	583,693	(603,262)
Net loss for the year ended December 31, 1999	-	-	-	(9,343)
	__________	__________	__________	__________
Balance, December 31, 1999	23,810,000	23,810	583,693	(612,605)
Net loss for the year ended December 31, 2000	-	-	-	(5,451)
	__________	__________	__________	__________
Balance, December 31, 2000	23,810,000	23,810	583,693	(618,056)
Net loss for the year ended December 31, 2001	-	-	-	(4,959)
	__________	__________	__________	__________
Balance, December 31, 2001	23,810,000	23,810	583,693	(623,015)
Net loss for the three months ended March 31, 2002 (unaudited)	-	-	-	(1,998)
	__________	__________	__________	__________
Balance, March 31, 2002 (unaudited)	23,810,000	$ 23,810	$ 583,693	$ (625,013)
	=========	=========	=========	=========

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on November 1, 1985 through March 31,
	2002	2001	2002
OPERATING ACTIVITIES:
Net loss	$ (1,998)	$ (1,665)	$ (625,013)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Shares issued for services	-	-	50
Changes in operating assets and liabilities:
Increase in accounts payable and accounts payable - related party	1,998	1,572	17,857
Net Cash Provided (Used) by Operating Activities	-	(93)	(607,106)
INVESTING ACTIVITIES:	-	-	-
FINANCING ACTIVITIES:
Additional capital contributed	-	-	10,180
Stock offering costs	-	-	(18,678)
Issuance of common stock	-	-	615,951
Net Cash Provided by Financing Activities	-	-	607,453
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(93)	347
CASH AT BEGINNING OF PERIOD	347	740	-
	__________	__________	__________
CASH AT END OF PERIOD	$ 347	$ 647	$ 347
	=========	=========	=========
CASH PAID FOR
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2002 and December 31, 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Three Month periods Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three month periods ended March, 2002 and 2001.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,998 and $1,665 for the three month periods ended March 31, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,998 for the three months ended March 31, 2002 as compared to a net loss of $1,665 for the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash in hand of $347 compared to $347 at December 31, 2001. For the period ended March 31, 2002, the Company had liabilities consisting of $2,145 in accounts payable and $15,712 in accounts payable to a related party for total current liabilities of $17,857. For the period ended December 31, 2001, the company had total liabilities of $15,859 in the amount of $17,857 of which $15,712 was payable to a related party.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SICLONE INDUSTRIES, INC.

Date: May 14, 2002 By: /s/ Bradley S. Shepherd

Bradley S. Shepherd,

President, Secretary and Treasurer