Form 10QSB
period 2002-06-30
SICLONE INDUSTRIES INC
filed 2002-08-14
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 23,810,000 shares of common stock., $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                            SICLONE INDUSTRIES, INC.

                                      INDEX

                                                                          Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                          3

          Balance Sheets - June 30, 2002 and December 31, 2001
         (unaudited)                                                         4

          Statements of Operations (unaudited) for the Three Months and
          Six Months Ended June, 2002 and 2001, and for the Period from
          November 1, 1985 (Inception) through June 30, 2002                 5

          Statement of Stockholders Equity (Deficit)                         6

          Statements of Cash Flows (unaudited) for the Three Months and
          Six Months Ended June 30, 2002 and 2001, and for the Period
          from November 1, 1985 (Inception) through June 30, 2002           10

          Notes to Financial Statements                                     11

          Item 2.  Management's Discussion and Analysis of Financial
          Condition                                                         12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         13

          Signatures                                                        13

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


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                         June  30,   December  31,
                                                            2002        2001
                                                         ----------  ----------
                                                         (Unaudited)
CURRENT ASSETS

  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $     387   $     347
                                                         ----------  ----------

     Total Current Assets . . . . . . . . . . . . . . .        387         347
                                                         ----------  ----------

     TOTAL  ASSETS. . . . . . . . . . . . . . . . . . .  $     387   $     347
                                                         ==========  ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            -------------------------------------------------------

CURRENT LIABILITIES

  Accounts payable. . . . . . . . . . . . . . . . . . .  $       9   $     147
  Accounts payable - related party. . . . . . . . . . .     19,212      15,712
                                                         ----------  ----------

      Total Current Liabilities . . . . . . . . . . . .     19,221      15,859
                                                         ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
   $0.001 par value; -0- shares issued and outstanding.          -           -
  Common stock: 30,000,000 shares authorized
   at  $0.001 par value; 23,810,000 shares issued and
   outstanding. . . . . . . . . . . . . . . . . . . . .     23,810      23,810
  Additional paid-in capital. . . . . . . . . . . . . .    583,693     583,693
  Deficit accumulated during the development stage. . .   (626,337)   (623,015)
                                                         ----------  ----------

     Total Stockholders' Equity (Deficit) . . . . . . .    (18,834)    (15,512)
                                                         ----------  ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT) . . . . . . . . . . . . . . . .  $     387   $     347
                                                         ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                  From
                                                                  Inception  on
                                                                  November  1,
                        For the Six Months  For the Three Months  1985  through
                          Ended  June  30,   Ended June  30,      June  30,
                        ------------------  -------------------
                          2002      2001      2002     2001       2002
                        --------  --------  --------  ---------   ----------
REVENUES . . . . . . .  $     -   $     -   $     -   $    -      $       -

EXPENSES . . . . . . .   (3,322)   (2,406)   (1,324)    (741)       (30,834)

LOSS FROM DISCONTINUED
 OPERATIONS. . . . . .        -         -         -        -       (595,503)
                        --------  --------  --------  ---------  -----------

NET LOSS . . . . . . .  $(3,322)  $(2,406)  $(1,324)  $ (741)     $(626,337)
                        ========  ========  ========  ==========  ==========

BASIC LOSS PER SHARE .  $ (0.00)  $ (0.00)  $ (0.00)  $ (0.00)
                        ========  ========  ========  ==========

   The accompanying notes are an integral part of these financial statements.


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                        Deficit
                                                                        Accumulated
                                                            Additional  During  the
                                         Common  Stock       Paid-in    Development
                                     ---------------------
                                       Shares      Amount    Capital     Stage
                                     -----------  --------  ---------  ----------

Balance, November 1, 1985 . . . . .           -   $     -   $      -   $       -

Issuance of 500,000 shares of
 common stock to Officers and
 Directors for cash on
 November 1, 1985 at
 $0.02 per share. . . . . . . . . .     500,000       500      9,500           -

Cancellation of 140,000 shares
 on February 7, 1986. . . . . . . .    (140,000)     (140)       140           -

Cancellation of 300,000 shares
 on October 1, 1986 . . . . . . . .    (300,000)     (300)       300           -

Issuance of 1,000,000 shares
 of common stock to the public
 offered March 26, 1986 at
 $0.10 per share. . . . . . . . . .   1,000,000     1,000     99,000           -

Deferred offering costs offset
 against additional paid-in capital           -         -    (18,678)          -

Issuance of 10,700,000 shares
 of common stock October 10,
 1986 at $0.05 per share. . . . . .  10,700,000    10,700    483,251           -

Issuance of 50,000 shares
 for promotional services at
 $0.001 per share . . . . . . . . .      50,000        50          -           -

Accumulated losses from
 formation on November 1, 1985
 through December 31, 1987. . . . .           -         -          -    (502,196)
                                     -----------  --------  ---------  ----------

Balance, December 31, 1987. . . . .  11,810,000   $11,810   $573,513   $(502,196)
                                     -----------  --------  ---------  ----------

   The accompanying notes are an integral part of these financial statements.


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During  the
                                   Common  Stock     Paid-in     Development
                                -------------------
                                  Shares    Amount   Capital     Stage
                                ----------  -------  --------   ----------
Balance, December 31, 1987 . .  11,810,000  $11,810  $573,513    $(502,196)

Net loss for the year ended
  December 31, 1988. . . . . .           -        -         -      (92,783)
                                ----------  -------  --------    ----------

Balance, December 31, 1988 . .  11,810,000   11,810   573,513     (594,979)

Cash contributed to additional
 paid-in capital . . . . . . .           -        -    10,180            -

Net loss for the year ended
  December 31, 1989. . . . . .           -        -         -         (524)
                                ----------  -------  --------    ----------

Balance, December 31, 1989 . .  11,810,000   11,810   583,693     (595,503)

Net loss for the year ended
  December 31, 1990. . . . . .           -        -         -            -
                                ----------  -------  --------   ----------

Balance, December 31, 1990 . .  11,810,000   11,810   583,693     (595,503)

Net loss for the year ended
  December 31, 1991. . . . . .           -        -         -         (758)
                                ----------  -------  --------    ----------

Balance, December 31, 1991 . .  11,810,000  $11,810  $583,693    $(596,261)
                                ----------  -------  --------    ----------

   The accompanying notes are an integral part of these financial statements.


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During  the
                                   Common  Stock     Paid-in     Development
                                -------------------
                                  Shares    Amount   Capital     Stage
                                ----------  -------  --------   ----------
Balance, December 31, 1991. . .  11,810,000  $11,810  $583,693  $(596,261)

Net loss for the year ended
  December 31, 1992 . . . . . .           -        -         -       (651)
                                 ----------  -------  --------  ----------

Balance, December 31, 1992. . .  11,810,000   11,810   583,693   (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash June 7, 1993 at $0.001
 per share. . . . . . . . . . .   1,000,000    1,000         -          -

Net loss for the year ended
  December 31, 1993 . . . . . .           -        -         -     (2,513)
                                 ----------  -------  --------  ----------

Balance, December 31, 1993. . .  12,810,000   12,810   583,693   (599,425)

Net loss for the year ended
 December 31, 1994. . . . . . .           -        -         -          -
                                 ----------  -------  --------  ----------

Balance, December 31, 1994. . .  12,810,000   12,810   583,693   (599,425)

Issuance of 11,000,000 shares
 of common stock to officer for
 cash at $0.001 per share . . .  11,000,000   11,000         -          -

Net loss for the year ended
 December 31, 1995. . . . . . .           -        -         -       (438)
                                 ----------  -------  --------  ----------

Balance, December 31, 1995. . .  23,810,000  $23,810  $583,693  $(599,863)
                                 ----------  -------  --------  ----------

   The accompanying notes are an integral part of these financial statements.


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                               Deficit
                                                               Accumulated
                                                   Additional  During  the
                                  Common  Stock    Paid-in     Development
                              -------------------
                                Shares    Amount   Capital     Stage
                              ----------  -------  --------   ----------

Balance, December 31, 1995 .  23,810,000  $23,810   $583,693  $(599,863)

Net loss for the year ended
 December 31, 1996 . . . . .           -        -          -     (1,256)
                              ----------  -------  ---------  ----------

Balance, December 31, 1996 .  23,810,000   23,810    583,693   (601,119)

Net loss for the year ended
 December 31, 1997 . . . . .           -        -          -     (1,373)
                              ----------  -------  ---------  ----------

Balance, December 31, 1997 .  23,810,000   23,810    583,693   (602,492)

Net loss for the year ended
 December 31, 1998 . . . . .           -        -          -       (770)
                              ----------  -------  ---------  ----------

Balance, December 31, 1998 .  23,810,000   23,810    583,693   (603,262)

Net loss for the year ended
 December 31, 1999 . . . . .           -        -          -     (9,343)
                              ----------  -------  ---------  ----------

Balance, December 31, 1999 .  23,810,000   23,810    583,693   (612,605)

Net loss for the year ended
 December 31, 2000 . . . . .           -        -          -     (5,451)
                              ----------  -------  ---------  ----------

Balance, December 31, 2000 .  23,810,000   23,810    583,693   (618,056)

Net loss for the year ended
 December 31, 2001 . . . . .           -        -          -     (4,959)
                              ----------  -------  ---------  ----------

Balance, December 31, 2001 .  23,810,000   23,810    583,693   (623,015)

Net loss for the six months
 ended June 30, 2002
 (unaudited) . . . . . . . .           -        -          -     (3,322)
                              ----------  -------  ---------  ----------

Balance, June 30, 2002
 (unaudited) . . . . . . . .  23,810,000  $23,810   $583,693  $(626,337)
                              ==========  =======  =========  ==========

   The accompanying notes are an integral part of these financial statements.


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                                                      November 1,
                                                For the Six Months  1985 through
                                                  Ended June  30,     June  30,
                                                ------------------
                                                  2002      2001       2002
                                                --------  --------  ----------
OPERATING ACTIVITIES:

  Net loss . . . . . . . . . . . . . . . . . .  $(3,322)  $(2,406)  $(626,337)
  Adjustments to reconcile net loss to net
    cash (used) by operating activities:
    Shares issued for services . . . . . . . .        -         -          50
  Changes in operating assets and liabilities:
    Increase in accounts payable and
     accounts payable - related party. . . . .    3,362     1,991      19,221
                                                --------  --------  ----------

      Net Cash Provided (Used) by
       Operating Activities. . . . . . . . . .       40      (415)   (607,066)
                                                --------  --------  ----------

INVESTING ACTIVITIES:. . . . . . . . . . . . .        -         -           -
                                                --------  --------  ----------

FINANCING ACTIVITIES:

  Additional capital contributed . . . . . . .        -         -      10,180
  Stock offering costs . . . . . . . . . . . .        -         -     (18,678)
  Issuance of common stock . . . . . . . . . .        -         -     615,951
                                                --------  --------  ----------

    Net Cash Provided by Financing Activities.        -         -     607,453
                                                --------  --------  ----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS. . . . . . . . . . . . . . .       40      (415)        387

CASH AT BEGINNING OF PERIOD. . . . . . . . . .      347       740           -
                                                --------  --------  ----------

CASH AT END OF PERIOD. . . . . . . . . . . . .  $   387   $   325   $     387
                                                ========  ========  ==========

CASH PAID FOR

  Interest . . . . . . . . . . . . . . . . . .  $     -   $     -   $       -
  Income taxes . . . . . . . . . . . . . . . .  $     -   $     -   $       -

   The accompanying notes are an integral part of these financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE  1  -     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

The Company had no revenue from continuing operations for the three month and six month periods ended June 30, 2002 and 2001.

General and administrative expenses for the three month periods ended June 30, 2002 and 2001, were $1,324 and $741, respectively. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. General and administrative expenses for the six month periods ended June 30, 2002 and 2001, were $3,322 and $2,406, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,324 for the three months ended June 30, 2002 as compared to a net loss of $741 for the same period in 2001. For the six month periods ended June 30, 2002 and 2001, the Company realized net losses of $3,322 and $2,406, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, the Company had cash in hand of $387 compared to $347 at December 31, 2001. For the period ended June 30, 2002, the Company had liabilities consisting of $9 in accounts payable and $19,212 in accounts payable to a related party for total current liabilities of $19,221. For the period ended December 31, 2001, the company had total liabilities of $15,859 consisting of $147 in accounts payable and $15,712 payable to a related party.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company may accept loans from officers, seek equity financing or other debt financing arrangements if necessary. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                           PART II. OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SICLONE  INDUSTRIES,  INC.


Date:  August  13,  2002      By: /s/ Bradley  S.  Shepherd
                              -----------------------------
                              Bradley  S.  Shepherd,
                              President  and  Chief  Financial  Officer