Form 10QSB
period 2002-08-30
SICLONE INDUSTRIES INC
filed 2002-11-13
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 23,810,000 shares of common stock., $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                            SICLONE INDUSTRIES, INC.
                               SEPTEMBER 30, 2002

                                      INDEX

                                                                          Page
PART I.                       Financial Information

          Item 1.  Unaudited Financial Statements                            3

          Balance Sheets September 30, 2002 and December 31, 2001            4

          Statements of Operations (unaudited) for the Three Months and
          Nine Months Ended September 30, 2002 and 2001, and for the
          Period from Inception on November 1, 1985 through September
          30, 2002                                                           5

          Statement of Stockholders Equity (Deficit)                         6

          Statements of Cash Flows (unaudited) for the Three Months and
          Nine Months Ended September 30, 2002 and 2001, and from the
          Period from Inception on November 1, 1985 through September
          30, 2002                                                          10

          Notes to Financial Statements                                     11

          Item 2.  Management's Discussion and Analysis of Financial
          Condition                                                         12

          Item  3.     Controls and Procedures                              13

PART II.  Other Information

          Item  6.    Exhibits and Reports on Form 8-K                      14

          Signatures                                                        14

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


                                   SICLONE INDUSTRIES, INC.
                               (A Development Stage Company)
                                       Balance Sheets

                                          ASSETS
                                          ------

                                                          September 30,    December 31,
                                                              2002             2001
                                                         ---------------  --------------
(Unaudited)
CURRENT ASSETS

  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $          387   $         347
                                                         ---------------  --------------

     Total Current Assets . . . . . . . . . . . . . . .             387             347
                                                         ---------------  --------------

     TOTAL  ASSETS. . . . . . . . . . . . . . . . . . .  $          387   $         347
                                                         ===============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            -------------------------------------------------------

CURRENT LIABILITIES

  Accounts payable. . . . . . . . . . . . . . . . . . .  $        1,231   $         147
  Accounts payable - related party. . . . . . . . . . .          19,212          15,712
                                                         ---------------  --------------

      Total Current Liabilities . . . . . . . . . . . .          20,443          15,859
                                                         ---------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
   $0.001 par value; -0- shares issued and outstanding.               -               -
  Common stock: 30,000,000 shares authorized
   at  $0.001 par value; 23,810,000 shares issued and
   outstanding. . . . . . . . . . . . . . . . . . . . .          23,810          23,810
  Additional paid-in capital. . . . . . . . . . . . . .         583,693         583,693
  Deficit accumulated during the development stage. . .        (627,559)       (623,015)
                                                         ---------------  --------------

     Total Stockholders' Equity (Deficit) . . . . . . .         (20,056)        (15,512)
                                                         ---------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT) . . . . . . . . . . . . . . . .  $          387   $         347
                                                         ===============  ==============

   The accompanying notes are an integral part of these financial statements.


                                  SICLONE INDUSTRIES, INC.
                               (A Development Stage Company)
                                  Statements of Operations
                                        (Unaudited)

                                                                                      From
                                                                                  Inception  on
                                                                                    November  1,
                         For the Nine Months Ended   For the Three Months Ended   1985  through
                                September  30,               September  30,       September  30,
                         --------------------------  --------------------------
                             2002          2001          2002          2001         2002
                         ------------  ------------  ------------  ------------  ----------
REVENUES. . . . . . . .  $         -   $         -   $         -   $         -   $       -

EXPENSES. . . . . . . .        4,544         3,747         1,222         1,341      32,056
                         ------------  ------------  ------------  ------------  ----------

LOSS FROM OPERATIONS. .       (4,544)       (3,747)       (1,222)       (1,341)    (32,056)

LOSS FROM DISCONTINUED
 OPERATIONS . . . . . .            -             -             -             -    (595,503)
                         ------------  ------------  ------------  ------------  ----------

NET LOSS. . . . . . . .  $    (4,544)  $    (3,747)  $    (1,222)  $    (1,341)  $(627,559)
                         ============  ============  ============  ============  ==========

BASIC LOSS PER SHARE. .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                         ============  ============  ============  ============

WEIGHTED AVERAGE SHARES   23,810,000    23,810,000    23,810,000    23,810,000
                         ============  ============  ============  ============

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



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                    Deficit
                                                                    Accumulated
                                                        Additional  During  the
                                       Common  Stock     Paid-in    Development
                                   -------------------
                                     Shares    Amount    Capital     Stage
                                   ----------  -------  ----------  ----------
Balance, December 31, 1991. . . .  11,810,000  $11,810  $583,693    $(596,261)

Net loss for the year ended
  December 31, 1992 . . . . . . .           -        -         -         (651)
                                   ----------  -------  ----------  ----------

Balance, December 31, 1992. . . .  11,810,000   11,810   583,693     (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash September 7, 1993 at $0.001
 per share. . . . . . . . . . . .   1,000,000    1,000         -            -

Net loss for the year ended
  December 31, 1993 . . . . . . .           -        -         -       (2,513)
                                   ----------  -------  ----------  ----------

Balance, December 31, 1993. . . .  12,810,000   12,810   583,693   (599,425)

Net loss for the year ended
 December 31, 1994. . . . . . . .           -        -         -            -
                                   ----------  -------  ----------  ----------

Balance, December 31, 1994. . . .  12,810,000   12,810   583,693     (599,425)

Issuance of 11,000,000 shares
 of common stock to officer for
 cash at $0.001 per share . . . .  11,000,000   11,000         -            -

Net loss for the year ended
 December 31, 1995. . . . . . . .           -        -         -         (438)
                                   ----------  -------  ----------  ----------

Balance, December 31, 1995. . . .  23,810,000  $23,810  $583,693    $(599,863)
                                   ----------  -------  ----------  ----------

 The accompanying notes are an integral part of these financial statements.



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                  Deficit
                                                                Accumulated
                                                    Additional  During  the
                                   Common  Stock    Paid-in     Development
                               -------------------
                                 Shares    Amount   Capital       Stage
                               ----------  -------  ----------  ----------

Balance, December 31, 1995. .  23,810,000  $23,810  $583,693    $(599,863)

Net loss for the year ended
 December 31, 1996. . . . . .           -        -         -       (1,256)
                               ----------  -------  ----------  ----------

Balance, December 31, 1996. .  23,810,000   23,810   583,693     (601,119)

Net loss for the year ended
 December 31, 1997. . . . . .           -        -         -       (1,373)
                               ----------  -------  ----------  ----------

Balance, December 31, 1997. .  23,810,000   23,810   583,693     (602,492)

Net loss for the year ended
 December 31, 1998. . . . . .           -        -         -         (770)
                               ----------  -------  ----------  ----------

Balance, December 31, 1998. .  23,810,000   23,810   583,693     (603,262)

Net loss for the year ended
 December 31, 1999. . . . . .           -        -         -       (9,343)
                               ----------  -------  ----------  ----------

Balance, December 31, 1999. .  23,810,000   23,810   583,693     (612,605)

Net loss for the year ended
 December 31, 2000. . . . . .           -        -         -       (5,451)
                               ----------  -------  ----------  ----------

Balance, December 31, 2000. .  23,810,000   23,810   583,693     (618,056)

Net loss for the year ended
 December 31, 2001. . . . . .           -        -         -       (4,959)
                               ----------  -------  ----------  ----------

Balance, December 31, 2001. .  23,810,000   23,810   583,693     (623,015)

Net loss for the nine months
 ended September 30, 2002
 (unaudited). . . . . . . . .           -        -         -       (4,544)
                               ----------  -------  ----------  ----------

Balance, September 30, 2002
 (unaudited). . . . . . . . .  23,810,000  $23,810  $583,693    $(627,559)
                               ==========  =======  ========    ==========

 The accompanying notes are an integral part of these financial statements.


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          From
                                                                      Inception  on
                                                    For  the  Nine    November  1,
                                                    Months  Ended    1985  through
                                                   September  30,     September  30,
                                                ------------------
                                                  2002      2001       2002
                                                --------  --------  ----------
OPERATING ACTIVITIES:

  Net loss . . . . . . . . . . . . . . . . . .  $(4,544)  $(3,747)  $(627,559)
  Adjustments to reconcile net loss to net
    cash (used) by operating activities:
    Shares issued for services . . . . . . . .        -         -          50
  Changes in operating assets and liabilities:
    Increase in accounts payable and
     accounts payable - related party. . . . .    4,584     3,413      20,443
                                                --------  --------  ----------

      Net Cash Provided (Used) by
       Operating Activities. . . . . . . . . .       40      (334)   (607,066)
                                                --------  --------  ----------

INVESTING ACTIVITIES:. . . . . . . . . . . . .        -         -           -
                                                --------  --------  ----------

FINANCING ACTIVITIES:

  Additional capital contributed . . . . . . .        -         -      10,180
  Stock offering costs . . . . . . . . . . . .        -         -     (18,678)
  Issuance of common stock . . . . . . . . . .        -         -     615,951
                                                --------  --------  ----------

    Net Cash Provided by Financing Activities.        -         -     607,453
                                                --------  --------  ----------

INCREASE (DECREASE) IN CASH. . . . . . . . . .       40      (334)        387

CASH AT BEGINNING OF PERIOD. . . . . . . . . .      347       740           -
                                                --------  --------  ----------

CASH AT END OF PERIOD. . . . . . . . . . . . .  $   387   $   406   $     387
                                                ========  ========  ==========

CASH PAID FOR

  Interest . . . . . . . . . . . . . . . . . .  $     -   $     -   $       -
  Income taxes . . . . . . . . . . . . . . . .  $     -   $     -   $       -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services . . . . . .  $     -   $     -   $      50

 The accompanying notes are an integral part of these financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE  1  -     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE  2  -     GOING  CONCERN

          The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has little cash and has experienced losses from inception. Without realization of additional adequate financing, it would be unlikely for the Company to pursue and realize its objectives. The Company intends to seek a merger with an existing operating company. In the interim, an officer of the Company has committed to meeting its operating expenses. No adjustments have been made in the event the Company cannot continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the Management's Discussion and Analysis of Financial Condition or Plan of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

The Company had no revenue from continuing operations for the three month and nine month periods ended September 30, 2002 and 2001.

General and administrative expenses for the three month periods ended September 30, 2002 and 2001, were $1,222 and $1,341 respectively. Expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. General and administrative expenses for the nine month periods ended September 30, 2002 and 2001, were $4,544 and $3,747 respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,222 for the three months ended September 30, 2002 as compared to a net loss of $1,341 for the same period in 2001. For the nine month periods ended September 30, 2002 and 2001, the Company realized net losses of $4,544 and $3,747 respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had cash in hand of $387 compared to $347 at December 31, 2001. For the nine month period ended September 30, 2002, the Company had liabilities consisting of $1,231 in accounts payable and $19,212 in accounts payable to a related party for total current liabilities of $20,443.
For the year ended December 31, 2001, the company had total liabilities of $15,859 consisting of $147 in accounts payable and $15,712 payable to a related party.

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

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has not generated revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company may accept loans from officers, seek equity financing or other debt financing arrangements if necessary.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


Reports  on  Form  8-K:

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SICLONE  INDUSTRIES,  INC.


Date:  November  12,  2002             By:  /s/  Bradley  S.  Shepherd,
                                       ----------------------------------
                                       Bradley  S.  Shepherd
                                       President  and  Chief  Financial  Officer