Form 10KSB
period 2002-12-31
SICLONE INDUSTRIES INC
filed 2003-03-28
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

[   ]     Transition report under section 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period  from  ___________________  to  ______________

                        Commission File Number 000-25809

                            SICLONE INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                               87-042699
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                6269 JAMESTOWN COURT, SALT LAKE CITY, UTAH  84121
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

The  issuer's  revenue  for  its  most  recent  fiscal  year  was  $-0-.

The issuer's common stock is listed on the OTC Bulletin Board under the symbol SICI. There was no active market and no trading volume for the issuer's common stock during fiscal 2002. Therefore the aggregate market value of voting stock held by non-affiliates is deemed to be $-0-.

At December 31, 2002, the issuer had 23,810,000 shares of common stock, par value $.001 outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  none


                                    SICLONE INDUSTRIES, INC.
                                         FORM 10-KSB
                                      DECEMBER 31, 2002
                                            INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         6

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      7

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              8

          Item 13.  Exhibits and Reports on Form 8-K                                            8

          Item 14.  Controls and Procedures                                                     9

          Signatures                                                                            9

          Certification                                                                        10

(Inapplicable  items  have  been  omitted)

                                     PART I

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

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Siclone Industries, Inc., originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone
Industries,  Inc.  on  May  24,  1988.

We have not had active business operations inception and are considered a development stage company. In 1993, we entered into an agreement with Bradley
S. Shepherd in which Mr. Shepherd agreed to become an officer and director of the Company and use his best efforts to organize and update our books and records and to seek business opportunities for acquisition or participation.

Siclone intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We will not restrict our search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

Our activities are subject to several significant risks which arise primarily as a result of the fact that Siclone has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders.

SOURCES  OF  OPPORTUNITIES

We anticipate that business opportunities may arise from various sources, including our officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

CRITERIA

We will not restrict our search to any particular business, industry or geographical location. Siclone may acquire or enter into a business in any industry and in any stage of development. This may include a business or opportunity involving a "start up" or new company. In seeking a business venture, management's decision will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

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

Generally, management will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

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

PROCEDURES

As part of the ongoing investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

Management will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

COMPETITION

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

EMPLOYEES

We  do  not  currently  have  any  employees.   We  rely upon the efforts of our
officers  and  directors  to  conduct  our  business.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

We do not own or lease any property. We utilize office space in the residence of Bradley S. Shepherd at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM  3.  LEGAL  PROCEEDINGS.

To the best of our knowledge no legal proceedings are threatened or pending against Siclone or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against Siclone or have any material interests in actions that are adverse to our interests.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol SICI. As of December 31, 2002, we had approximately 281 shareholders holding 23,810,000 shares of common stock. Of the issued and outstanding common stock, 1,110,000 are free trading, the balance are restricted stock as that term is used in Rule 144.


                     CLOSING BID         CLOSING ASK
                   HIGH        LOW        HIGH  LOW
2002
First Quarter.       .02       .02       .10     .10
Second Quarter       .02       .01       .10     .10
Third Quarter.       .01       .01       .10     .10
Fourth Quarter       .01       .01       .10     .10

2001
First Quarter.       .01      .001      NONE    NONE
Second Quarter       .01       .01       .10     .10
Third Quarter.       .02       .01       .10     .10
Fourth Quarter       .02       .02       .10     .10

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

There has not been an active market for our stock since 1990. We have not paid or declared any dividends since inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

Siclone has not generated any revenues through December 31, 2002. Expenses for the year ended December 31, 2002 were $7,862 compared to expenses of $4,959 during 2001. Expenses during both years consisted mainly of professional, legal and accounting costs related to our public filings.

As a result of the foregoing factors, we realized a net loss of $7,862 for the year ended December 31, 2002, compared to a net loss of $4,959 for the year ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002 our total assets consisted of $209 in cash. Total liabilities at December 31, 2002 were $23,583 consisting of $21,712 in accounts payable and $1,871 in accrued interest. At December 31, 2001, the Company had $347 in cash and liabilities consisting of $11,293 in accounts payable.

We anticipate that our operating expenses for the next twelve months will be approximately $5,000. In recent years we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there are no formal agreements or understandings to that effect.

PLAN  OF  OPERATION

Our management intends to actively seek business opportunities during the next twelve months. If we identify a suitable business opportunity during the next year our need for capital may change dramatically. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing. To date we have not pursued any business opportunities and there can be no assurance that we will identify a business venture suitable for acquisition in the future. In addition, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we have recently adopted a Code of Ethics and Business Conduct that is attached as an exhibit to this report.

ITEM  7.  FINANCIAL  STATEMENTS.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME                 AGE   POSITIONS                                 SINCE

Bradley S. Shepherd   42  Director, President, Secretary/Treasurer  February 1993

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

Set forth below is certain biographical information regarding our executive officer and director:

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

OTHER REPORTING COMPANY ACTIVITIES. Bradley S. Shepherd is currently an officer and director of Patriot Investment Corporation, a reporting company, which is seeking to acquire a business opportunity. The possibility exists that Mr. Shepherd could become an officer and/or director of other reporting companies in the future, although he has no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of our sole officer and director as management in other reporting companies, which may be difficult, if not impossible, to resolve in all cases in our best interests. Failure by management to conduct Siclone's business in its best interests may result in liability of management to our shareholders.

ITEM  10.  EXECUTIVE  COMPENSATION

Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with Siclone. Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock options, insurance programs or other similar programs for the benefit of our employees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENT.

There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with Siclone or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the number and percentage of the 23,810,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS              AMOUNT    PERCENTAGE

Bradley S. Shepherd (1). .  12,000,000       50.40
6269 Jamestown Court
Salt Lake City, UT 84121

Officers, Directors and. .  12,000,000       50.40
Nominees as a Group:
1 person

(1) Officer and director.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Our president, Mr. Brad Shepherd allows us to use office space at his residence at no charge to the Company.

During  2001,  Mr.  Shepherd  advanced  $5,512  to cover our operating expenses.

During  2002,  Mr.  Shepherd  advanced  $6,000  to cover our operating expenses.

Through December 31, 2002 our president has advanced a total of $21,712 to cover our operating expenses. Interest has been imputed at 10%. Accrued interest at December 31, 2002 was $1,871. The advances and accrued interest are payable on demand.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2002.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Our president, Mr. Brad Shepherd allows us to use office space at his residence at no charge to the Company.

During  2001,  Mr.  Shepherd  advanced  $5,512  to cover our operating expenses.

During  2002,  Mr.  Shepherd  advanced  $6,000  to cover our operating expenses.

Through December 31, 2002 our president has advanced a total of $21,712 to cover our operating expenses. Interest has been imputed at 10%. Accrued interest at December 31, 2002 was $1,871. The advances and accrued interest are payable on demand.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2002.


EXHIBITS

EXHIBIT NUMBER  TITLE                                               LOCATION
          99.1  Certification of Chief Executive Officer and Chief  Attached
                 Financial Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

          99.2  Code of Ethics and Business Conduct. . . . . . . .  Attached

ITEM  14.  CONTROLS  AND  PROCEDURES

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

                                   SICLONE  INDUSTRIES,  INC.



Date:  March  27,  2003            /s/Bradley  S.  Shepherd
                                   -------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March  27,  2003             /s/Bradley  S.  Shepherd
                                    -------------------------
                                    Bradley  S.  Shepherd
                                    Director

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I, Bradley S. Shepherd, the Chief Executive Officer and Chief Financial Officer of Siclone Industries, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  27,  2003                   /s/Bradley  S.  Shepherd
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


            SICLONE INDUSTRIES, INC.
          (A DEVELOPMENT STAGE COMPANY)

               FINANCIAL STATEMENTS

                 DECEMBER 31, 2001


                      INDEX

Independent Auditors' Report . . . . . . . .  12

Balance Sheet. . . . . . . . . . . . . . . .  13

Statements of Operations . . . . . . . . . .  14

Statements of Stockholders' Equity (Deficit)  15

Statements of Cash Flows . . . . . . . . . .  19

Notes to the Financial Statements. . . . . .  20

INDEPENDENT  AUDITORS'  REPORT
------------------------------

Board  of  Directors
Siclone  Industries,  Inc.
(A  Development  Stage  Company)
Salt  Lake  City,  Utah

We have audited the accompanying balance sheet of Siclone Industries, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on November 1, 1985 through
December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31,2002 and 2001 and from inception on November 1, 1985 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no operating capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ  &  Associates,  LLC
-------------------------
Salt  Lake  City,  Utah
March  20,  2003


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                            December 31,
                                                                2002
                                                           --------------
CURRENT ASSETS

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $         209
                                                           --------------

     Total Current Assets . . . . . . . . . . . . . . . .            209
                                                           --------------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $         209
                                                           ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------

CURRENT LIABILITIES

  Accounts payable - related party (Note 2) . . . . . . .  $      21,712
  Accrued interest - related party (Note 2) . . . . . . .          1,871
                                                           --------------

      Total Current Liabilities . . . . . . . . . . . . .         23,583
                                                           --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
  $0.001 par value; -0- shares issued and outstanding . .              -
  Common stock: 30,000,000 shares authorized
  at $0.001 par value; 23,810,000 shares issued and
  outstanding . . . . . . . . . . . . . . . . . . . . . .         23,810
  Additional paid-in capital. . . . . . . . . . . . . . .        583,693
  Deficit accumulated during the development stage. . . .       (630,877)
                                                           --------------

     Total Stockholders' Equity (Deficit) . . . . . . . .        (23,374)
                                                           --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $         209
                                                           ==============

    The accompanying notes are an integral part of these financial statements


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                  From
                                                               Inception on
                                                               November  1,
                                   For  the  Years  Ended      1985 through
                                         December 31,          December 31,
                               ------------------------------  ------------
                                    2002            2001          2002
                               --------------  --------------  ----------

REVENUES. . . . . . . . . . .  $           -   $           -   $       -

EXPENSES. . . . . . . . . . .         (7,862)         (4,959)    (35,374)

LOSS FROM DISCONTINUED
 OPERATIONS . . . . . . . . .              -               -    (595,503)
                               --------------  --------------  ----------

NET LOSS. . . . . . . . . . .  $      (7,862)  $      (4,959)  $(630,877)
                               ==============  ==============  ==========

BASIC LOSS PER SHARE (Note 1)  $       (0.00)  $       (0.00)
                               ==============  ==============

    The accompanying notes are an integral part of these financial statements


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                           Deficit
                                                                         Accumulated
                                                           Additional    During  the
                                      Common Stock           Paid-in     Development
                                ------------------------
                                   Shares       Amount       Capital        Stage
                                -------------  ---------  -------------  ----------

Balance, November 1, 1985. . .             -   $      -   $          -   $       -

Issuance of 500,000 shares
 of common stock to Officers
 and Directors for cash on
 November 1, 1985 at
 $0.02 per share . . . . . . .       500,000        500          9,500           -

Cancellation of 140,000
 shares on February 7, 1986. .      (140,000)      (140)           140           -

Cancellation of 300,000 shares
 on October 1, 1986. . . . . .      (300,000)      (300)           300           -

Issuance of 1,000,000 shares
 of common stock to the public
 offered March 26, 1986 at
 $0.10 per share . . . . . . .     1,000,000      1,000         99,000           -

Deferred offering costs
 offset against additional
 paid-in capital . . . . . . .             -          -        (18,678)          -

Issuance of 10,700,000
 shares of common stock
 October 10, 1986 at $0.05
 per share . . . . . . . . . .    10,700,000     10,700        483,251           -

Issuance of 50,000 shares
 for promotional services at
 $0.001 per share. . . . . . .        50,000         50              -           -

Accumulated losses from
 formation on November 1, 1985
 through December 31, 1987 . .             -          -              -    (502,196)
                                -------------  ---------  -------------  ----------

Balance, December 31, 1987 . .    11,810,000   $ 11,810   $    573,513   $(502,196)
                                -------------  ---------  -------------  ----------

    The accompanying notes are an integral part of these financial statements


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                       Deficit
                                                                      Accumulated
                                                         Additional   During  the
                                      Common Stock        Paid-in     Development
                                ----------------------
                                   Shares      Amount     Capital        Stage
                                ------------  --------  ------------  ----------
Balance, December 31, 1987 . .    11,810,000  $ 11,810  $    573,513  $(502,196)

Net loss for the year ended
  December 31, 1988. . . . . .             -         -             -    (92,783)
                                ------------  --------  ------------  ----------

Balance, December 31, 1988 . .    11,810,000    11,810       573,513   (594,979)

Cash contributed to additional
 paid-in capital . . . . . . .             -         -        10,180          -

Net loss for the year ended
  December 31, 1989. . . . . .             -         -             -       (524)
                                ------------  --------  ------------  ----------

Balance, December 31, 1989 . .    11,810,000    11,810       583,693   (595,503)

Net loss for the year ended
  December 31, 1990. . . . . .             -         -             -          -
                                ------------  --------  ------------  ----------

Balance, December 31, 1990 . .    11,810,000    11,810       583,693   (595,503)

Net loss for the year ended
  December 31, 1991. . . . . .             -         -             -       (758)
                                ------------  --------  ------------  ----------

Balance, December 31, 1991 . .    11,810,000  $ 11,810  $    583,693  $(596,261)
                                ------------  --------  ------------  ----------

    The accompanying notes are an integral part of these financial statements


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                         Deficit
                                                                       Accumulated
                                                          Additional   During  the
                                       Common Stock        Paid-in     Development
                                 ----------------------
                                    Shares      Amount     Capital        Stage
                                 ------------  --------  ------------  ----------
Balance, December 31, 1991. . .    11,810,000  $ 11,810  $    583,693  $(596,261)

Net loss for the year ended
  December 31, 1992 . . . . . .             -         -             -       (651)
                                 ------------  --------  ------------  ----------

Balance, December 31, 1992. . .    11,810,000    11,810       583,693   (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash June 7, 1993 at $0.001
 per share. . . . . . . . . . .     1,000,000     1,000             -          -

Net loss for the year ended
  December 31, 1993 . . . . . .             -         -             -     (2,513)
                                 ------------  --------  ------------  ----------

Balance, December 31, 1993. . .    12,810,000    12,810       583,693   (599,425)

Net loss for the year ended
 December 31, 1994. . . . . . .             -         -             -          -
                                 ------------  --------  ------------  ----------

Balance, December 31, 1994. . .    12,810,000    12,810       583,693   (599,425)

Issuance of 11,000,000 shares
 of common stock to officer for
 cash at $0.001 per share . . .    11,000,000    11,000             -          -

Net loss for the year ended
 December 31, 1995. . . . . . .             -         -             -       (438)
                                 ------------  --------  ------------  ----------

Balance, December 31, 1995. . .    23,810,000  $ 23,810  $    583,693  $(599,863)
                                 ------------  --------  ------------  ----------

    The accompanying notes are an integral part of these financial statements


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                    Deficit
                                                                   Accumulated
                                                      Additional   During  the
                                  Common Stock         Paid-in     Development
                             ----------------------
                                Shares      Amount     Capital       Stage
                             ------------  --------  ------------  ----------
Balance, December 31, 1995.    23,810,000  $ 23,810  $    583,693  $(599,863)

Net loss for the year ended
 December 31, 1996. . . . .             -         -             -     (1,256)
                             ------------  --------  ------------  ----------

Balance, December 31, 1996.    23,810,000    23,810       583,693   (601,119)

Net loss for the year ended
 December 31, 1997. . . . .             -         -             -     (1,373)
                             ------------  --------  ------------  ----------

Balance, December 31, 1997.    23,810,000    23,810       583,693   (602,492)

Net loss for the year ended
 December 31, 1998. . . . .             -         -             -       (770)
                             ------------  --------  ------------  ----------

Balance, December 31, 1998.    23,810,000    23,810       583,693   (603,262)

Net loss for the year ended
 December 31, 1999. . . . .             -         -             -     (9,343)
                             ------------  --------  ------------  ----------

Balance, December 31, 1999.    23,810,000    23,810       583,693   (612,605)

Net loss for the year ended
  December 31, 2000 . . . .             -         -             -     (5,451)
                             ------------  --------  ------------  ----------

Balance, December 31, 2000.    23,810,000    23,810       583,693   (618,056)

Net loss for the year ended
  December 31, 2001 . . . .             -         -             -     (4,959)
                             ------------  --------  ------------  ----------

Balance, December 31, 2001.    23,810,000    23,810       583,693   (623,015)

Net loss for the year ended
 December 31, 2002. . . . .             -         -             -     (7,862)
                             ------------  --------  ------------  ----------

Balance, December 31, 2002.    23,810,000  $ 23,810  $    583,693  $(630,877)
                             ============  ========  ============  ==========

    The accompanying notes are an integral part of these financial statements


                                SICLONE INDUSTRIES, INC.
                             (A Development Stage Company)
                                Statements of Cash Flows


                                                                                   From
                                                                                Inception on
                                                                                November 1,
                                                   For  the  Years  Ended       1985 through
                                                         December 31,           December 31,
                                                -----------------------------
                                                     2002            2001          2002
                                                --------------  --------------  ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net loss. . . . . . . . . . . . . . . . . .  $      (7,862)  $      (4,959)  $(630,877)
  Adjustments to reconcile net loss to net
   cash provided used by operating activities:
    Shares issued for services . . . . . . . .              -               -          50
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable. .           (147)           (946)          -
    Increase in accrued interest related party          1,871               -       1,871
                                                --------------  --------------  ------------

     Net Cash Used by Operating Activities . .         (6,138)         (5,905)   (628,956)
                                                --------------  --------------  ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES: . . . . . . . . . . . . . . . . .              -               -           -
                                                --------------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties. . . . . . . .          6,000           5,512      21,712
  Additional capital contributed . . . . . . .              -               -      10,180
  Stock offering costs . . . . . . . . . . . .              -               -     (18,678)
  Issuance of common stock for cash. . . . . .              -               -     615,951
                                                --------------  --------------  ------------

     Net Cash Provided by Financing Activities          6,000           5,512     629,165
                                                --------------  --------------  ------------

INCREASE (DECREASE) IN CASH. . . . . . . . . .           (138)           (393)        209

CASH AT BEGINNING OF PERIOD. . . . . . . . . .            347             740           -
                                                --------------  --------------  ------------

CASH AT END OF PERIOD. . . . . . . . . . . . .  $         209   $         347   $     209
                                                ==============  ==============  ============

CASH PAID FOR
  Interest . . . . . . . . . . . . . . . . . .  $           -   $           -   $       -
  Income taxes . . . . . . . . . . . . . . . .  $           -   $           -   $       -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services . . . . . .  $           -   $           -   $      50

    The accompanying notes are an integral part of these financial statements

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

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


                     For the Year Ended
                     December 31, 2002
     Loss                 Shares            Per Share
  (Numerator)         (Denominator)          Amount
-------------------  ------------------  --------------
          (7,862)          23,810,000      $     (0.00)
===================  ==================  ==============

                     For the Year Ended
                     December 31, 2001
     Loss                 Shares            Per Share
  (Numerator)         (Denominator)          Amount
-------------------  ------------------  --------------
          (4,959)          23,810,000      $     (0.00)
===================  ==================  ==============

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     e.  Provision  for  Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:


                             2002       2001
                           ---------  ---------
  Deferred tax assets:
  NOL Carryover . . . . .  $ 43,275   $ 39,140

Deferred tax liabilities:         -          -

Valuation allowance . . .   (43,275)   (39,140)
                           ---------  ---------
Net deferred tax asset. .  $      -   $      -
                           =========  =========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:


                       2002      2001
                     --------  --------
Book income . . . .  $(3,066)  $(1,884)
State Income Tax. .     (100)        -
Valuation allowance    3,166     1,884
                     --------  --------
                     $     -   $     -
                     ========  ========

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $110,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     f.  Use  of  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     g.  Newly  Issued  Accounting  Pronouncements

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     g.  Newly  Issued  Accounting  Pronouncements  (Continued)

     In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our financial statements.

NOTE  2  -  RELATED  PARTY  TRANSACTIONS

     During 1993, the Company's president purchased 1,000,000 shares of common stock for $1,000. During 1995, the Company's president purchased an additional 11,000,000 shares of common stock for $11,000.

     During 1999, the Company's president loaned $5,000 to cover operating expenses. During 2000, the Company's president loaned $5,200 to cover operating expenses. During 2001, the Company's president loaned $5,512 to cover operating expenses. During 2002, the Company's president loaned $6,000 to cover operating expenses. Interest has been imputed at 10%. The Company has accrued $1,871 of interest for the year ended December 31, 2002. The amounts are due on demand.

     During the years ended December 31, 2002 and 2001 various services were contributed to the Company by its President. The aggregate value of these contributed services was determined to be immaterial to the financial statements.

NOTE  3  -  GOING  CONCERN

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