Form 10QSB
period 2003-03-31
SICLONE INDUSTRIES INC
filed 2003-05-15
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 23,810,000 shares of common stock, $.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                            SICLONE INDUSTRIES, INC.
                                 MARCH 31, 2003


                                      INDEX

                                                                          Page
PART I..  Financial Information

          Item 1.  Unaudited Financial Statements                            3

          Balance Sheets March 31, 2003 and December 31, 2001                4

          Statements of Operations (unaudited) for the Three Months and
          Nine Months Ended March 31, 2003 and 2001, and for the Period
          from Inception on November 1, 1985 through March 31, 2003          5

          Statement of Stockholders Equity (Deficit)                         6

          Statements of Cash Flows (unaudited) for the Three Months and
          Nine Months Ended March 31, 2003 and 2001, and from the
          Period from Inception on November 1, 1985 through March 31,2003   10

          Notes to Financial Statements
                                                                            11

          Item 2.  Management's Discussion and Analysis of Financial
          Condition                                                         12

          Item  3.     Controls and Procedures                              13


PART II.  Other Information

          Item  6.    Exhibits and Reports on Form 8-K                      14

          Signatures                                                        14

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



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------


                                                         March 31,    December 31,
                                                           2003           2002
                                                        -----------  --------------
                                                        (Unaudited)
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $      209   $         209
                                                        -----------  --------------

     Total Current Assets. . . . . . . . . . . . . . .         209             209
                                                        -----------  --------------

     TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $      209   $         209
                                                        ===========  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ------------------------------------------------------

CURRENT LIABILITIES

  Accounts payable - related party . . . . . . . . . .  $   21,712   $      21,712
  Accrued interest - related party . . . . . . . . . .       2,414           1,871
  Accounts payable . . . . . . . . . . . . . . . . . .       1,623               -
                                                        -----------  --------------

      Total Current Liabilities. . . . . . . . . . . .      25,749          23,583
                                                        -----------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
  $0.001 par value; -0- shares issued and outstanding.           -               -
  Common stock: 30,000,000 shares authorized
  at $0.001 par value; 23,810,000 shares issued and
  outstanding. . . . . . . . . . . . . . . . . . . . .      23,810          23,810
  Additional paid-in capital . . . . . . . . . . . . .     583,693         583,693
  Deficit accumulated during the development stage . .    (633,043)       (630,877)
                                                        -----------  --------------

     Total Stockholders' Equity (Deficit). . . . . . .     (25,540)        (23,374)
                                                        -----------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT). . . . . . . . . . . . . . . . . . . . .  $      209   $         209
                                                        ===========  ==============

The  accompanying  notes  are  an  integral  part  of these financial statements



           SICLONE  INDUSTRIES,  INC.
        (A  Development  Stage  Company)
            Statements  of  Operations
                   (Unaudited)

                                               From
                                            Inception on
                         For  the  Three    November  1,
                          Months  Ended     1985 through
                            March  31,      March  31,
                          2003      2002       2003
                        --------  --------  ------------
REVENUES . . . . . . .  $     -   $     -   $       -

EXPENSES . . . . . . .   (2,166)   (1,998)    (37,540)

LOSS FROM DISCONTINUED
 OPERATIONS. . . . . .        -         -    (595,503)
                        --------  --------  ------------

NET LOSS . . . . . . .  $(2,166)  $(1,998)  $(633,043)
                        ========  ========  ============

BASIC LOSS PER SHARE .  $ (0.00)  $ (0.00)
                        ========  ========

The  accompanying  notes  are  an  integral  part  of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                              Deficit
                                                                            Accumulated
                                                              Additional    During the
                                       Common  Stock           Paid-in      Development
                                ---------------------------
                                   Shares         Amount       Capital         Stage
                                -------------  ------------  -------------  -----------
Balance, November 1, 1985. . .             -   $         -   $          -   $       -

Issuance of 500,000 shares
 of common stock to Officers
 and Directors for cash on
 November 1, 1985 at
 $0.02 per share . . . . . . .       500,000           500          9,500           -

Cancellation of 140,000
 shares on February 7, 1986. .      (140,000)         (140)           140           -

Cancellation of 300,000 shares
 on October 1, 1986. . . . . .      (300,000)         (300)           300           -

Issuance of 1,000,000 shares
 of common stock to the public
 offered March 26, 1986 at
 $0.10 per share . . . . . . .     1,000,000         1,000         99,000           -

Deferred offering costs
 offset against additional
 paid-in capital . . . . . . .             -             -        (18,678)          -

Issuance of 10,700,000
 shares of common stock
 October 10, 1986 at $0.05
 per share . . . . . . . . . .    10,700,000        10,700        483,251           -

Issuance of 50,000 shares
 for promotional services at
 $0.001 per share. . . . . . .        50,000            50              -           -

Accumulated losses from
 formation on November 1, 1985
 through December 31, 1987 . .             -             -              -    (502,196)
                                -------------  ------------  -------------  -----------

Balance, December 31, 1987 . .    11,810,000   $    11,810   $    573,513   $(502,196)
                                -------------  ------------  -------------  -----------

The  accompanying  notes  are  an  integral  part  of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                            Deficit
                                                                          Accumulated
                                                            Additional    During the
                                       Common  Stock          Paid-in     Development
                                 -------------------------
                                    Shares       Amount       Capital        Stage
                                 ------------  -----------  ------------  -----------
Balance, December 31, 1987. . .    11,810,000  $    11,810  $    573,513  $(502,196)

Net loss for the year ended
  December 31, 1988 . . . . . .             -            -             -    (92,783)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1988. . .    11,810,000       11,810       573,513   (594,979)

Cash contributed to additional
 paid-in capital. . . . . . . .             -            -        10,180          -

Net loss for the year ended
  December 31, 1989 . . . . . .             -            -             -       (524)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1989. . .    11,810,000       11,810       583,693   (595,503)

Net loss for the year ended
  December 31, 1990 . . . . . .             -            -             -          -
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1990. . .    11,810,000       11,810       583,693   (595,503)

Net loss for the year ended
  December 31, 1991 . . . . . .             -            -             -       (758)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1991. . .    11,810,000  $    11,810  $    583,693  $(596,261)

Net loss for the year ended
  December 31, 1992 . . . . . .             -            -             -       (651)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1992. . .    11,810,000       11,810       583,693   (596,912)

Issuance of 1,000,000 shares
 of common stock to officer for
 cash June 7, 1993 at $0.001
 per share. . . . . . . . . . .     1,000,000        1,000             -          -

Net loss for the year ended
  December 31, 1993 . . . . . .             -            -             -     (2,513)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1993. . .    12,810,000       12,810       583,693   (599,425)
                                 ------------  -----------  ------------  -----------

The  accompanying  notes  are  an  integral  part  of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                            Deficit
                                                                          Accumulated
                                                            Additional    During the
                                      Common  Stock           Paid-in     Development
                                 -------------------------
                                    Shares       Amount       Capital        Stage
                                 ------------  -----------  ------------  -----------
Balance, December 31, 1993. . .    12,810,000  $    12,810  $    583,693  $(599,425)

Net loss for the year ended
 December 31, 1994. . . . . . .             -            -             -          -
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1994. . .    12,810,000       12,810       583,693   (599,425)

Issuance of 11,000,000 shares
 of common stock to officer for
 cash at $0.001 per share . . .    11,000,000       11,000             -          -

Net loss for the year ended
 December 31, 1995. . . . . . .             -            -             -       (438)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1995. . .    23,810,000       23,810       583,693   (599,863)

Net loss for the year ended
 December 31, 1996. . . . . . .             -            -             -     (1,256)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1996. . .    23,810,000       23,810       583,693   (601,119)

Net loss for the year ended
 December 31, 1997. . . . . . .             -            -             -     (1,373)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1997. . .    23,810,000       23,810       583,693   (602,492)

Net loss for the year ended
 December 31, 1998. . . . . . .             -            -             -       (770)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1998. . .    23,810,000       23,810       583,693   (603,262)

Net loss for the year ended
 December 31, 1999. . . . . . .             -            -             -     (9,343)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 1999. . .    23,810,000       23,810       583,693   (612,605)

Net loss for the year ended
  December 31, 2000 . . . . . .             -            -             -     (5,451)
                                 ------------  -----------  ------------  -----------

Balance, December 31, 2000. . .    23,810,000  $    23,810  $    583,693  $(618,056)
                                 ------------  -----------  ------------  -----------

The  accompanying  notes  are  an  integral  part  of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                           Deficit
                                                                         Accumulated
                                                           Additional    During the
                                      Common  Stock          Paid-in     Development
                                -------------------------
                                   Shares       Amount       Capital        Stage
                                ------------  -----------  ------------  -----------
Balance, December 31, 2000 . .    23,810,000  $    23,810  $    583,693  $(618,056)

Net loss for the year ended
  December 31, 2001. . . . . .             -            -             -     (4,959)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2001 . .    23,810,000       23,810       583,693   (623,015)

Net loss for the year ended
 December 31, 2002 . . . . . .             -            -             -     (7,862)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2002 . .    23,810,000       23,810       583,693   (630,877)

Net loss for the three months
 ended March 31, 2003
 (unaudited) . . . . . . . . .             -            -             -     (2,166)
                                ------------  -----------  ------------  -----------

Balance, March 31, 2003
 (unaudited) . . . . . . . . .    23,810,000  $    23,810  $    583,693  $(633,043)
                                ============  ===========  ============  ===========

The  accompanying  notes  are  an  integral  part  of these financial statements



                                  SICLONE INDUSTRIES, INC.
                               (A Development Stage Company)
                                   Statements of Cash Flows
                                         (Unaudited)


                                                                                  From
                                                                               Inception on
                                                                               November 1,
                                                 For the Three Months Ended    1985 through
                                                          March 31,            March 31,
                                                     2003           2002          2003
                                                --------------  -------------  ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net loss. . . . . . . . . . . . . . . . . .  $      (2,166)  $     (1,998)  $(633,043)
  Adjustments to reconcile net loss to net
   cash provided used by operating activities:
    Shares issued for services . . . . . . . .              -              -          50
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable. .          1,623          1,998       1,623
    Increase in accrued interest related party            543              -       2,414
                                                --------------  -------------  ------------

     Net Cash Used by Operating Activities . .              -              -    (628,956)
                                                --------------  -------------  ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES: . . . . . . . . . . . . . . . . .              -              -           -
                                                --------------  -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties. . . . . . . .              -              -      21,712
  Additional capital contributed . . . . . . .              -              -      10,180
  Stock offering costs . . . . . . . . . . . .              -              -     (18,678)
  Issuance of common stock for cash. . . . . .              -              -     615,951
                                                --------------  -------------  ------------

     Net Cash Provided by Financing Activities              -              -     629,165
                                                --------------  -------------  ------------

INCREASE (DECREASE) IN CASH. . . . . . . . . .              -              -         209

CASH AT BEGINNING OF PERIOD. . . . . . . . . .            209            347           -
                                                --------------  -------------  ------------

CASH AT END OF PERIOD. . . . . . . . . . . . .  $         209   $        347   $     209
                                                ==============  =============  ============

CASH PAID FOR
  Interest . . . . . . . . . . . . . . . . . .  $           -   $          -   $       -
  Income taxes . . . . . . . . . . . . . . . .  $           -   $          -   $       -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING ACTIVITIES:
  Common stock issued for services . . . . . .  $           -   $          -   $      50

The  accompanying  notes  are  an  integral  part  of these financial statements

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                      March 31, 2003 and December 31, 2002


NOTE  1  -  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

The Company had no revenue from continuing operations for the three month periods ended March 31, 2003 and 2002.

Expenses for the three months ended March 31, 2003 were $2,166 compared to expenses of $1,998 during the first three months of 2002. Expenses during both periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. As a result of the foregoing factors, Siclone realized a net loss of $2,166 for the three months ended March 31, 2003 and a net loss of $1,998 for the comparable period in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, total assets consisted of $209 in cash compared to assets of $209 in cash at December 31, 2002. Total current liabilities at March 31, 2003 were $25,749 consisting of $21,712 in accounts payable to a related party, $2,414 in accrued expenses and $1,623 in other accounts payable. Liabilities at December 31, 2002 consisted of $21,712 payable to a related party and $1,871 in accrued interest.

In the past, Siclone has primarily relied on advances from officers to cover operating costs. Management anticipates that Siclone will receive sufficient advances from its current president to meet its needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during the coming months. Should we require additional capital, we may seek additional advances from officers, sell equity of the Company or find other forms of debt financing.

Our current operating plan is to handle our administrative and reporting requirements as a public company, and continue searching for potential businesses, products, technologies and companies for acquisition. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.

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

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.



EXHIBIT NUMBER  TITLE                                                                   LOCATION

          99.1  Certification of Chief Executive Officer and Chief Financial Officer    Attached
                 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief Financial Officer    Attached
                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SICLONE  INDUSTRIES,  INC.


Date:  May  14,  2003         By:  /s/Bradley  S.  Shepherd
                              -----------------------------------------
                              Bradley  S.  Shepherd
                              President  and  Chief  Financial  Officer