Form 10QSB
period 2003-06-30
SICLONE INDUSTRIES INC
filed 2003-08-14
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2003:  23,810,000 shares of common stock, $.001 par value.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

SICLONE INDUSTRIES, INC.

JUNE 30, 2003

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets June 30, 2003 and December 31, 2002

Statements of Operations (unaudited) for the Six Months and Three Months Ended June 30, 2003 and 2002, and for the Period from Inception on November 1, 1985 through June 30, 2003

Statement of Stockholders Equity (Deficit)

Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 and 2002, and from the Period from Inception on November 1, 1985 through June 30, 2003

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

Item  3.     Controls and Procedures

		3 4 5 6-9 10 11 12 13
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	14

(Inapplicable items have been omitted)

#

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

#

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

June 30,

December 31,

2003

2002

(Unaudited)

CURRENT ASSETS

  Cash

$

867

$

209

     Total Current Assets

867

209

     TOTAL ASSETS

$

867

$

209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable - related party

$

24,712

$

21,712

Accrued interest - related party

3,032

1,871

Accounts payable

1,385

                        -

      Total Current Liabilities

29,129

23,583

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 5,000,000 shares authorized at

$0.001 par value; -0- shares issued and outstanding

-

-

Common stock: 30,000,000 shares authorized

at $0.001 par value; 23,810,000 shares issued and

outstanding

23,810

23,810

Additional paid-in capital

583,693

583,693

Deficit accumulated during the development stage

(635,765

)

(630,877

)

     Total Stockholders' Equity (Deficit)

(28,262

)

(23,374

)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

  (DEFICIT)

$

867

$

209

The accompanying notes are an integral part of these financial statements.

#

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

From

Inception on

November 1,

For the Six Months Ended

For the Three Months Ended

1985 through

June 30,

June 30,

June 30,

2003

2002

2003

2002

2003

REVENUES

$

-

$

-

$

-

$

-

$

-

EXPENSES

(4,888

)

(3,322

)

(2,722

)

(1,324

)

(40,262

)

LOSS FROM DISCONTINUED

 OPERATIONS

-

-

-

-

(595,503

)

NET LOSS

$

(4,888

)

$

(3,322

)

$

(2,722

)

$

(1,324

)

$

(635,765

)

BASIC LOSS PER SHARE

$

(0.00

)

$

(0.00

)

$

(0.00

)

$

(0.00

)

WEIGHTED AVERAGE NUMBER OF

 SHARES OUTSTANDING

23,810,000

23,810,000

23,810,000

23,810,000

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

Deficit

Accumulated

Additional

During the

Common Stock

Paid-in

Development

Shares

Amount

Capital

Stage

Balance, November 1, 1985

-

$

-

$

-

$

-

Issuance of 500,000 shares of

 common stock to Officers and

 Directors for cash on

 November 1, 1985 at

 $0.02 per share

500,000

500

9,500

-

Cancellation of 140,000 shares

 on February 7, 1986

(140,000

)

(140

)

140

-

Cancellation of 300,000 shares

 on October 1, 1986

(300,000

)

(300

)

300

-

Issuance of 1,000,000 shares

 of common stock to the public

 offered March 26, 1986 at

 $0.10 per share

1,000,000

1,000

99,000

-

Deferred offering costs offset

 against additional paid-in capital

-

-

(18,678

)

-

Issuance of 10,700,000 shares

 of common stock October 10,

 1986 at $0.05 per share

10,700,000

10,700

483,251

-

Issuance of 50,000 shares

 for promotional services at

 $0.001 per share

50,000

50

-

-

Accumulated losses from

 formation on November 1, 1985

 through December 31, 1987

-

-

-

(502,196

)

Balance, December 31, 1987

11,810,000

$

11,810

$

573,513

$

(502,196

)

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

Deficit

Accumulated

Additional

During the

Common Stock

Paid-in

Development

Shares

Amount

Capital

Stage

Balance, December 31, 1987

11,810,000

$

11,810

$

573,513

$

(502,196

)

Net loss for the year ended

  December 31, 1988

-

-

-

(92,783

)

Balance, December 31, 1988

11,810,000

11,810

573,513

(594,979

)

Cash contributed to additional

 paid-in capital

-

-

10,180

-

Net loss for the year ended

  December 31, 1989

-

-

-

(524

)

Balance, December 31, 1989

11,810,000

11,810

583,693

(595,503

)

Net loss for the year ended

  December 31, 1990

-

-

-

-

Balance, December 31, 1990

11,810,000

11,810

583,693

(595,503

)

Net loss for the year ended

  December 31, 1991

-

-

-

(758

)

Balance, December 31, 1991

11,810,000

$

11,810

$

583,693

$

(596,261

)

Net loss for the year ended

  December 31, 1992

-

-

-

(651

)

Balance, December 31, 1992

11,810,000

11,810

583,693

(596,912

)

Issuance of 1,000,000 shares

 of common stock to officer for

 cash June 7, 1993 at $0.001

 per share

1,000,000

1,000

-

-

Net loss for the year ended

  December 31, 1993

-

-

-

    (2,513

)

Balance, December 31, 1993

12,810,000

12,810

583,693

(599,425

)

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

Deficit

Accumulated

Additional

During the

Common Stock

Paid-in

Development

Shares

Amount

Capital

Stage

Balance, December 31, 1993

12,810,000

$

12,810

$

583,693

$

(599,425

)

Net loss for the year ended

 December 31, 1994

-

-

-

-

Balance, December 31, 1994

12,810,000

12,810

583,693

(599,425

)

Issuance of 11,000,000 shares

 of common stock to officer for

 cash at $0.001 per share

11,000,000

11,000

-

-

Net loss for the year ended

 December 31, 1995

-

-

-

(438

)

Balance, December 31, 1995

23,810,000

23,810

583,693

(599,863

)

Net loss for the year ended

 December 31, 1996

-

-

-

(1,256

)

Balance, December 31, 1996

23,810,000

23,810

583,693

(601,119

)

Net loss for the year ended

 December 31, 1997

-

-

-

(1,373

)

Balance, December 31, 1997

23,810,000

23,810

583,693

(602,492

)

Net loss for the year ended

 December 31, 1998

-

-

-

(770

)

Balance, December 31, 1998

23,810,000

23,810

583,693

(603,262

)

Net loss for the year ended

 December 31, 1999

-

-

-

(9,343

)

Balance, December 31, 1999

23,810,000

23,810

583,693

(612,605

)

Net loss for the year ended

December 31, 2000

-

-

-

(5,451

)

Balance, December 31, 2000

23,810,000

$

23,810

$

583,693

$

(618,056

)

Deficit

Accumulated

Additional

During the

Common Stock

Paid-in

Development

Shares

Amount

Capital

Stage

Balance, December 31, 2000

23,810,000

$

23,810

$

583,693

$

(618,056

)

Net loss for the year ended

December 31, 2001

-

-

-

(4,959

)

Balance, December 31, 2001

23,810,000

23,810

583,693

(623,015

)

Net loss for the year ended

 December 31, 2002

-

-

-

(7,862

)

Balance, December 31, 2002

23,810,000

23,810

583,693

(630,877

)

Net loss for the six months

 ended June 30, 2003

 (unaudited)

-

-

-

(4,888

)

Balance, June 30, 2003

 (unaudited)

23,810,000

$

23,810

$

583,693

$

(635,765

)

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

From

Inception on

November 1,

For the Six Months Ended

1985 through

June 30,

June 30,

2003

2002

2003

CASH FLOWS FROM OPERATING

ACTIVITIES:

 Net loss

$

(4,888

)

$

(3,322

)

$

(635,765

)

  Adjustments to reconcile net loss to net

   cash provided used by operating activities:

    Shares issued for services

-

-

50

  Changes in operating assets and liabilities:

    Increase (decrease) in accounts payable

1,385

(138

)

1,385

    Increase in accrued interest related party

1,161

-

3,032

     Net Cash Used by Operating Activities

(2,342

)

(3,460

)

(631,298

)

CASH FLOWS FROM INVESTING

 ACTIVITIES:

-

-

-

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties

3,000

3,500

24,712

  Additional capital contributed

-

-

10,180

  Stock offering costs

-

-

(18,678

)

  Issuance of common stock for cash

-

-

615,951

     Net Cash Provided by Financing Activities

3,000

3,500

632,165

INCREASE (DECREASE) IN CASH

658

40

867

CASH AT BEGINNING OF PERIOD

209

347

-

CASH AT END OF PERIOD

$

867

$

387

$

867

CASH PAID FOR

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

SUPPLEMENTAL SCHEDULE OF

 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services

$

-

$

-

$

 50

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2003 and December 31, 2002

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.  Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

#

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the Management’s Discussion and Analysis of Financial Condition or Plan of Operation, and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business.

Siclone Industries, Inc., (“Siclone” or the “Company”) was originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc.  The company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

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

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders.

Three and Six Month Periods Ended June 30, 2003 and 2002

The Company had no revenue from continuing operations for the three month and six month periods ended June 30, 2003 and 2002.

Expenses for the three months ended June 30, 2003 were $2,722 compared to expenses of $1,324 during the comparable period in 2002.  Expenses during both periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.  As a result of the foregoing factors, Siclone realized a net loss of $2,722 for the three months ended June 30, 2003 and a net loss of $1,324 for the three months ended June 30, 2002.

During the six months ended June 30, 2003, expenses were $4,888 compared to expenses of $3,322 during the six months ended June 30, 2002.  Expenses during both periods consisted of general and administrative expenses including legal, accounting and auditing costs.  As a result, Siclone realized net losses of $4,888 for the six months ended June 30, 2003 and $3,322 for the comparable period in 2002.  Cumulative net loss from inception through June 30, 2003 was $635,765 including $595,503 in loss from discontinued operations.

Liquidity and Capital Resources

At June 30, 2003, total assets consisted of $867 in cash compared to assets of $209 in cash at December 31, 2002.  Total current liabilities at June 30, 2003 were $29,129 consisting of $24,712 in accounts payable to a related party, $3,032 in accrued interest payable to a related party and $1,385 in other accounts payable. Liabilities at December 31, 2002 consisted of $21,712 payable to a related party and $1,871 in accrued interest.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SICLONE INDUSTRIES, INC.

Date: August 13, 2003

By:/s/Bradley S. Shepherd

Chief Executive Officer

Chief Financial Officer