Form 10QSB
period 2003-09-30
SICLONE INDUSTRIES INC
filed 2003-11-10
CIK 1083446

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as the most recent praticable date:

As of September 30, 2003 the issuer had 23,810,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

SICLONE INDUSTRIES, INC.

SEPTEMBER 30, 2003

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets September 30, 2003 and December 31, 2002

Statements of Operations (unaudited) for the Nine Months and Three Months Ended September 30, 2003 and 2002, and for the Period from Inception on November 1, 1985 through September 30, 2003

Statement of Stockholders Equity (Deficit)

Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and 2002, and from the Period from Inception on November 1, 1985 through September 30, 2003

Notes to Financial Statements

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

Balance Sheets

ASSETS

September 30,

December 31,

2003

2002

(Unaudited)

CURRENT ASSETS

  Cash

$

276

$

209

     Total Current Assets

276

209

     TOTAL ASSETS

$

276

$

209

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable - related party

$

26,212

$

21,712

Accrued interest - related party

3,668

1,871

      Total Current Liabilities

29,880

23,583

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 5,000,000 shares authorized at

$0.001 par value; -0- shares issued and outstanding

-

-

Common stock: 30,000,000 shares authorized

at $0.001 par value; 23,810,000 shares issued and

outstanding

23,810

23,810

Additional paid-in capital

583,693

583,693

Deficit accumulated during the development stage

(637,107

)

(630,877

)

     Total Stockholders' Equity (Deficit)

(29,604

)

(23,374

)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

  (DEFICIT)

$

276

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

(6,230

)

(4,544

)

(1,342

)

(1,222

)

(41,604

)

LOSS FROM DISCONTINUED

 OPERATIONS

-

-

-

-

(595,503

)

NET LOSS

$

(6,230

)

$

(4,544

)

$

(1,342

)

$

(1,222

)

$

(637,107

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

23,810

583,693

(630,877

)

Net loss for the nine months

 ended September 30, 2003

 (unaudited)

-

-

-

(6,230

)

Balance, September 30, 2003

 (unaudited)

23,810,000

$

23,810

$

583,693

$

(637,107

)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

From

Inception on

November 1,

For the Nine Months Ended

1985 through

September 30,

September 30,

2003

2002

2003

CASH FLOWS FROM OPERATING

ACTIVITIES:

 Net loss

$

(6,230

)

$

(4,544

)

$

(637,107

)

  Adjustments to reconcile net loss to net

   cash provided used by operating activities:

    Shares issued for services

-

-

50

  Changes in operating assets and liabilities:

    Increase (decrease) in accounts payable

-

1,084

-

    Increase in accrued interest related party

1,797

-

3,668

     Net Cash Used by Operating Activities

(4,433

)

(3,460

)

(633,389

)

CASH FLOWS FROM INVESTING

 ACTIVITIES:

-

-

-

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties

4,500

3,500

26,212

  Additional capital contributed

-

-

10,180

  Stock offering costs

-

-

(18,678

)

  Issuance of common stock for cash

-

-

615,951

     Net Cash Provided by Financing Activities

4,500

3,500

633,665

INCREASE (DECREASE) IN CASH

67

40

276

CASH AT BEGINNING OF PERIOD

209

347

-

CASH AT END OF PERIOD

$

276

$

387

$

276

CASH PAID FOR

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

SUPPLEMENTAL SCHEDULE OF

 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services

$

-

$

-

$

 50

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2003 and December 31, 2002

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Siclone has not had active business operations since its inception and is considered a development stage company.  In 1993, we entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become our sole officer and director and use his best efforts to organize and update our books and records and to seek business opportunities for potential acquisition or participation.

Siclone intends to seek, investigate, and if warranted, acquire an interest in a business opportunity.  We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Our activities are subject to several significant risks which arise primarily because we have no specific business and may acquire or participate in a business opportunity based solely on the decision of management.  Our management will, in all probability, act without the consent, vote, or approval of our shareholders.

Three and Nine Month Periods Ended September 30, 2003 and 2002

Siclone had no operations and did not generate any revenue during the three month and nine month periods ended September 30, 2003 and 2002.

Expenses for the three months ended September 30, 2003 were $1,342 compared to expenses of $1,222 during the comparable period in 2002.  Expenses during both periods consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.  As a result of the foregoing factors, Siclone realized a net loss of $1,342 for the three months ended September 30, 2003 and a net loss of $1,222 for the three months ended September 30, 2002.

During the nine months ended September 30, 2003, expenses were $6,230 compared to expenses of $4,544 during the nine months ended September 30, 2002.  Expenses during both periods consisted of general and administrative expenses including legal, accounting and auditing costs.  Increased expenses during 2003 were the result of increases in accounting and professional fees.  As a result of these factors, Siclone realized net losses of $6,230 for the nine months ended September 30, 2003 and $4,544 for the comparable period in 2002.  Cumulative net loss from inception through September 30, 2003 was $637,107 including $595,503 in loss from discontinued operations.

Liquidity and Capital Resources

At September 30, 2003, total assets consisted of $276 in cash compared to assets of $209 in cash at December 31, 2002.  Total current liabilities at September 30, 2003 were $29,880 consisting of $26,212 in accounts payable to our sole officer and director and $3,668 in accrued interest.  Liabilities at December 31, 2002 were $25,583 consisting of $21,712 in related party accounts payable and $1,871 in accrued interest.

In the past, Siclone has primarily relied on advances from officers and directors to cover operating costs.  Management anticipates that Siclone will receive sufficient advances from its current president to meet its operating needs through the next 12 months.  However, there are no formal agreements or understandings to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during the coming months.  Should we require additional capital, we may seek additional advances from officers or directors, sell Siclone common equity or find other forms of debt financing.

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

Item 3.  Controls and Procedures

Within the 90-day period prior to the date of this report, under the supervision of our sole executive officer and director, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our sole executive officer and director concluded that our information disclosure controls and reporting procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SICLONE INDUSTRIES, INC.

Date: November 7, 2003

By: /s/Bradley S. Shepherd

Bradley S. Shepherd

Chief Executive Officer

Chief Financial Officer