Form 10KSB
period 2003-12-31
SICLONE INDUSTRIES INC
filed 2004-03-30
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2003

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

The issuer's common stock is listed on the OTC Bulletin Board under the symbol SICI. There was no active market and no trading volume for the issuer's common stock during fiscal 2003. Therefore the aggregate market value of voting stock held by non-affiliates is deemed to be $-0-.

At December 31, 2003, the issuer had 23,810,000 shares of common stock, par value $.001 outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  none


                                     SICLONE  INDUSTRIES,  INC.
                                            FORM  10-KSB
                                        DECEMBER  31,  2003
                                               INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A.  Controls and Procedures

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Principle Accountant Fees and Services                                     10

          Signatures                                                                           11

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

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

We do not own or lease any property. We utilize office space in the residence of Bradley S. Shepherd at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM  3.  LEGAL  PROCEEDINGS

To the best of our knowledge no legal proceedings are threatened or pending against Siclone or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against Siclone or have any material interests in actions that are adverse to our interests.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is listed on the Over the Counter Bulletin Board under the symbol SICI. As of December 31, 2003, we had approximately 281 shareholders holding 23,810,000 shares of common stock. Of the issued and outstanding common stock, 1,110,000 are free trading, the balance are restricted stock as that term is used in Rule 144.


                  CLOSING BID          CLOSING ASK
                   HIGH   LOW         HIGH      LOW
2003
First Quarter.   .01          .01   None         None
Second Quarter   .01          .01   None         None
Third Quarter.   .01          .01   None         None
Fourth Quarter   .01          .01   None         None

2002
First Quarter.   .02          .02    .10          .10
Second Quarter   .02          .01    .10          .10
Third Quarter.   .01          .01    .10          .10
Fourth Quarter   .01          .01    .10          .10

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

YEARS  ENDED  DECEMBER  31,  2003  AND  2002

Siclone has not generated any revenues through December 31, 2003. Expenses for the year ended December 31, 2003 were $7,804 compared to expenses of $7,862 during 2002. Expenses during both years consisted mainly of professional, legal and accounting costs related to our public filings.

As a result of the foregoing factors, we realized a net loss of $7,804 for the year ended December 31, 2003, compared to a net loss of $7,862 for the year ended December 31, 2002.

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

Siclone did not generate any revenues for the years ending December 31, 2002 and 2001. Expenses for the year ended December 31, 2002 were $7,862 compared to expenses of $4,959 during 2001. Expenses during both years consisted mainly of professional, legal and accounting costs related to our public filings.

Since we did not generate revenues for the periods covered, we realized a net loss of $7,862 for the year ended December 31, 2002 compared to a net loss of $4,959 for the year ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003 our total assets consisted of $352 in cash. Total liabilities at December 31, 2003 were $31,530 consisting of $27,212 in accounts payable and $4,318 in accrued interest. At December 31, 2002, the Company had $209 in cash and liabilities consisting of $21,712 in accounts payable.

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

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we have recently filed a Code of Ethics and Business Conduct.

ITEM  7.  FINANCIAL  STATEMENTS.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME                 AGE                 POSITIONS                      SINCE

Bradley S. Shepherd   43  Director, President, Secretary/Treasurer  February 1993

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2003, the number and percentage of the 23,810,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


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

During  2003,  Mr.  Shepherd  advanced  $5,500  to cover our operating expenses.

Through December 31, 2003 our president has advanced a total of $27,212 to cover our operating expenses. Interest has been imputed at 10%. Accrued interest at December 31, 2003 was $2,446. The advances and accrued interest are payable on demand.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2003.


EXHIBITS

EXHIBIT NUMBER  TITLE                                                   LOCATION

            31  Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32  Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Siclone Industry Inc.'s annual financial statement and review of financial statements included in Siclone Industry Inc.'s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,379.60 for fiscal year ended 2002 and $4,442.50 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2003.

Tax  Fees
---------

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SICLONE  INDUSTRIES,  INC.



Date:  March  29,  2004            /s/Bradley  S.  Shepherd
                                   ------------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  March  29,  2004            /s/Bradley  S.  Shepherd
                                   -------------------------
                                   Bradley  S.  Shepherd
                                   Director


               C  O  N  T  E  N  T  S


Independent Auditors' Report . . . . . . . .  13

Balance Sheet. . . . . . . . . . . . . . . .  14

Statements of Operations . . . . . . . . . .  15

Statements of Stockholders' Equity (Deficit)  16

Statements of Cash Flows . . . . . . . . . .  20

Notes to the Financial Statements. . . . . .  21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board  of  Directors
Siclone  Industries,  Inc.
(A  Development  Stage  Company)
Salt  Lake  City,  Utah

We have audited the accompanying balance sheet of Siclone Industries, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on November 1, 1985 through
December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on November 1, 1985 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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




HJ  &  Associates,  LLC
------------------------

Salt  Lake  City,  Utah
March  19,  2004



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------


                                                            December 31,
                                                                2003
                                                           --------------
CURRENT ASSETS

  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $         352
                                                           --------------

     Total Current Assets . . . . . . . . . . . . . . . .            352
                                                           --------------

     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $         352
                                                           ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------

CURRENT LIABILITIES

  Accounts payable - related party (Note 2) . . . . . . .  $      27,212
  Accrued interest - related party (Note 2) . . . . . . .          4,318
                                                           --------------

      Total Current Liabilities . . . . . . . . . . . . .         31,530
                                                           --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
  $0.001 par value; -0- shares issued and outstanding . .              -
  Common stock: 30,000,000 shares authorized
  at $0.001 par value; 23,810,000 shares issued and
  outstanding . . . . . . . . . . . . . . . . . . . . . .         23,810
  Additional paid-in capital. . . . . . . . . . . . . . .        583,693
  Deficit accumulated during the development stage. . . .       (638,681)
                                                           --------------

     Total Stockholders' Equity (Deficit) . . . . . . . .        (31,178)
                                                           --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $         352
                                                           ==============


    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                               From
                                                           Inception on
                                                           November  1,
                                 For  the  Years  Ended    1985 through
                                      December  31,        December 31,
                               --------------------------
                                   2003          2002         2003
                               ------------  ------------  ------------
REVENUES. . . . . . . . . . .  $         -   $         -   $       -

EXPENSES. . . . . . . . . . .       (7,804)       (7,862)    (43,178)

LOSS FROM DISCONTINUED
 OPERATIONS . . . . . . . . .            -             -    (595,503)
                               ------------  ------------  ------------

NET LOSS. . . . . . . . . . .  $    (7,804)  $    (7,862)  $(638,681)
                               ============  ============  ============

BASIC LOSS PER SHARE (Note 1)  $     (0.00)  $     (0.00)
                               ============  ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING . . .   23,810,000    23,810,000
                               ============  ============

    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                      Deficit
                                                                    Accumulated
                                                        Additional  During  the
                                    Common  Stock       Paid-in     Development
                                ---------------------
                                  Shares      Amount    Capital       Stage
                                -----------  --------  -----------  -----------
Balance, November 1, 1985. . .           -   $     -   $      -     $       -

Issuance of 500,000 shares
 of common stock to Officers
 and Directors for cash on
 November 1, 1985 at
 $0.02 per share . . . . . . .     500,000       500      9,500             -

Cancellation of 140,000
 shares on February 7, 1986. .    (140,000)     (140)       140             -

Cancellation of 300,000 shares
 on October 1, 1986. . . . . .    (300,000)     (300)       300             -

Issuance of 1,000,000 shares
 of common stock to the public
 offered March 26, 1986 at
 $0.10 per share . . . . . . .   1,000,000     1,000     99,000             -

Deferred offering costs
 offset against additional
 paid-in capital . . . . . . .           -         -    (18,678)            -

Issuance of 10,700,000
 shares of common stock
 October 10, 1986 at $0.05
 per share . . . . . . . . . .  10,700,000    10,700    483,251             -

Issuance of 50,000 shares
 for promotional services at
 $0.001 per share. . . . . . .      50,000        50          -             -

Accumulated losses from
 formation on November 1, 1985
 through December 31, 1987 . .           -         -          -      (502,196)
                                -----------  --------  -----------  -----------

Balance, December 31, 1987 . .  11,810,000   $11,810   $573,513      $(502,196)
                                -----------  --------  -----------  -----------

    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                   Deficit
                                                                 Accumulated
                                                     Additional  During  the
                                   Common  Stock     Paid-in     Development
                                -------------------
                                  Shares    Amount   Capital        Stage
                                ----------  -------  ----------  -----------
Balance, December 31, 1987 . .  11,810,000  $11,810  $573,513    $(502,196)

Net loss for the year ended
  December 31, 1988. . . . . .           -        -         -      (92,783)
                                ----------  -------  ----------  -----------

Balance, December 31, 1988 . .  11,810,000   11,810   573,513     (594,979)

Cash contributed to additional
 paid-in capital . . . . . . .           -        -    10,180            -

Net loss for the year ended
  December 31, 1989. . . . . .           -        -         -         (524)
                                ----------  -------  ----------  -----------

Balance, December 31, 1989 . .  11,810,000   11,810   583,693     (595,503)

Net loss for the year ended
  December 31, 1990. . . . . .           -        -         -            -
                                ----------  -------  ----------  -----------

Balance, December 31, 1990 . .  11,810,000   11,810   583,693     (595,503)

Net loss for the year ended
  December 31, 1991. . . . . .           -        -         -         (758)
                                ----------  -------  ----------  -----------

Balance, December 31, 1991 . .  11,810,000  $11,810  $583,693    $(596,261)
                                ----------  -------  ----------  -----------

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

    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                Deficit
                                                              Accumulated
                                                  Additional  During  the
                                 Common  Stock    Paid-in     Development
                             -------------------
                               Shares    Amount   Capital       Stage
                             ----------  -------  ----------  -----------
Balance, December 31, 1995.  23,810,000  $23,810  $583,693    $(599,863)

Net loss for the year ended
 December 31, 1996. . . . .           -        -         -       (1,256)
                             ----------  -------  ----------  -----------

Balance, December 31, 1996.  23,810,000   23,810   583,693     (601,119)

Net loss for the year ended
 December 31, 1997. . . . .           -        -         -       (1,373)
                             ----------  -------  ----------  -----------

Balance, December 31, 1997.  23,810,000   23,810   583,693     (602,492)

Net loss for the year ended
 December 31, 1998. . . . .           -        -         -         (770)
                             ----------  -------  ----------  -----------

Balance, December 31, 1998.  23,810,000   23,810   583,693     (603,262)

Net loss for the year ended
 December 31, 1999. . . . .           -        -         -       (9,343)
                             ----------  -------  ----------  -----------

Balance, December 31, 1999.  23,810,000   23,810   583,693     (612,605)

Net loss for the year ended
  December 31, 2000 . . . .           -        -         -       (5,451)
                             ----------  -------  ----------  -----------

Balance, December 31, 2000.  23,810,000   23,810   583,693     (618,056)

Net loss for the year ended
  December 31, 2001 . . . .           -        -         -       (4,959)
                             ----------  -------  ----------  -----------

Balance, December 31, 2001.  23,810,000   23,810   583,693     (623,015)

Net loss for the year ended
 December 31, 2002. . . . .           -        -         -       (7,862)
                             ----------  -------  ----------  -----------

Balance, December 31, 2002.  23,810,000   23,810   583,693     (630,877)

Net loss for the year ended
 December 31, 2003. . . . .           -        -         -       (7,804)
                             ----------  -------  ----------  -----------

Balance, December 31, 2003   23,810,000  $23,810  $583,693     $(638,681)
                             ==========  =======  ==========  ============


    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                         From
                                                                      Inception  on
                                                                      November  1,
                                                 For the Years Ended  1985  through
                                                    December  31,     December  31,
                                                --------------------
                                                  2003      2002         2003
                                                --------  ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss. . . . . . . . . . . . . . . . . .  $(7,804)  $(7,862)    $(638,681)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Common stock issued for services . . . . .        -         -            50
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable. .        -      (147)            -
    Increase in accrued interest related party    2,445     1,871         4,317
                                                --------  ----------  -------------

  Net Cash Used by Operating Activities. . . .   (5,357)   (6,138)     (634,314)
                                                --------  ----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:. . . . .        -         -             -
                                                --------  ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties. . . . . . . .    5,500     6,000        27,212
  Additional capital contributed . . . . . . .        -         -        10,180
  Stock offering costs . . . . . . . . . . . .        -         -       (18,677)
  Issuance of common stock for cash. . . . . .        -         -       615,951
                                                --------  ----------  -------------

     Net Cash Provided by Financing Activities    5,500     6,000       634,666
                                                --------  ----------  -------------
INCREASE (DECREASE) IN CASH. . . . . . . . . .      143      (138)          352

CASH AT BEGINNING OF PERIOD. . . . . . . . . .      209       347             -
                                                --------  ----------  -------------
CASH AT END OF PERIOD. . . . . . . . . . . . .  $   352   $   209     $     352
                                                ========  ==========  =============

CASH PAID FOR
  Interest . . . . . . . . . . . . . . . . . .  $     -   $     -     $       -
  Income taxes . . . . . . . . . . . . . . . .  $     -   $     -     $       -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services . . . . . .  $     -   $     -     $      50

    The accompanying notes are an integral part of these financial statements

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

     d.  Basic  Loss  Per  Share

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period.



     December  31,  2003

                                     Loss          Shares        Per  Share
                                   (Numerator)   (Denominator)   Amount
                                  -------------  --------------  -----------
                                        (7,804)    23,810,000     $   (0.00)
                                  =============  ==============  ===========

     December  31,  2002

                                     Loss          Shares        Per  Share
                                   (Numerator)   (Denominator)   Amount
                                  -------------  --------------  -----------
                                        (7,862)    23,810,000     $   (0.00)
                                  =============  ==============  ===========

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:


                             2003       2002
                           ---------  ---------
  Deferred tax assets:
  NOL Carryover . . . . .  $ 45,360   $ 43,275

Deferred tax liabilities:         -          -

Valuation allowance . . .   (45,360)   (43,275)
                           ---------  ---------

Net deferred tax asset. .  $      -   $      -
                           =========  =========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:


                       2003      2002
                     --------  --------

Book income . . . .  $(3,080)  $(3,066)
Other . . . . . . .       40      (100)
Accrued Interest. .      955         -
Valuation allowance    2,085     3,166
                     --------  --------

                     $     -   $     -
                     ========  ========

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $116,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

     g.  Newly  Issued  Accounting  Pronouncements

     The Company adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for stock-based compensation - transition and disclosure- an amendment of FASB Statement No. 123." The effect of these adopted provisions on the Company's financial statements was not significant.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified and for hedging activities designated after June 30, 2003. The Company is currently reviewing SFAS 149.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company is currently reviewing SFAS 150.

NOTE  2  -  RELATED  PARTY  TRANSACTIONS

During 1993, the Company's president purchased 1,000,000 shares of common stock for $1,000. During 1995, the Company's president purchased an additional 11,000,000 shares of common stock for $11,000.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE  2  -  RELATED  PARTY  TRANSACTIONS  (Continued)

During  1999,  the  Company's president lent $5,000 to cover operating expenses.
During  2000,  the  Company's president lent $5,200 to cover operating expenses.
During  2001,  the  Company's president lent $5,512 to cover operating expenses.
During  2002,  the  Company's president lent $6,000 to cover operating expenses.
During  2003,  the  Company's president lent $5,500 to cover operating expenses.

     Interest has been imputed at 10%. The Company has accrued $2,446 of interest for the year ended December 31, 2003. The amounts are due on demand. During the years ended December 31, 2003 and 2002 various services were contributed to the Company by its President. The aggregate value of these contributed services was determined to be immaterial to the financial statements.

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