Form 10QSB
period 2004-03-31
SICLONE INDUSTRIES INC
filed 2004-05-17
CIK 1083446

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB

(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 000-25809

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

                                  801-566-6627
                           (Issuer's telephone number)

                                 Not Applicable
                                ---------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 23,810,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I..  Financial Information

Item 1.   Condensed Financial Statements                                       3

          Balance Sheet - March 31, 2004 (unaudited)                           4

          Statements of Operations - Three-Month Period Ended
          March 31, 2004 (unaudited) and March 31, 2003 (unaudited)            5

          Statements of Stockholders' Equity - (Deficiency)
          March 31, 2004 (unaudited)                                           6

          Statements of Cash Flows - Three-Month Period Ended
          March 31, 2004 (unaudited)                                          10

          Notes to Financial Statements -  March 31, 2004 (unaudited)         11

Item 2.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      12

Item 3.   Controls and Procedures                                             14

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    15

Inapplicable  items  have  been  omitted

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

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



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                     ASSETS
                                     ------

                                                         March 31,    December 31,
                                                           2004           2003
                                                        -----------  --------------
(Unaudited)
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $      317   $         352
                                                        -----------  --------------

     Total Current Assets. . . . . . . . . . . . . . .         317             352
                                                        -----------  --------------

     TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $      317   $         352
                                                        ===========  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ------------------------------------------------------

CURRENT LIABILITIES

  Accounts payable - related party . . . . . . . . . .  $   28,587   $      21,212
  Accrued interest - related party . . . . . . . . . .       5,015           4,318
  Accounts payable . . . . . . . . . . . . . . . . . .           -               -
                                                        -----------  --------------

      Total Current Liabilities. . . . . . . . . . . .      33,602          31,530
                                                        -----------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
  $0.001 par value; -0- shares issued and outstanding.           -               -
  Common stock: 30,000,000 shares authorized
  at $0.001 par value; 23,810,000 shares issued and
  outstanding. . . . . . . . . . . . . . . . . . . . .      23,810          23,810
  Additional paid-in capital . . . . . . . . . . . . .     583,693         583,693
  Deficit accumulated during the development stage . .    (640,788)       (638,681)
                                                        -----------  --------------

     Total Stockholders' Equity (Deficit). . . . . . .     (33,285)        (31,178)
                                                        -----------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT). . . . . . . . . . . . . . . . . . . . .  $      317   $         352
                                                        ===========  ==============

    The accompanying notes are an integral part of these financial statements



                  SICLONE INDUSTRIES, INC.
               (A Development Stage Company)
                  Statements of Operations
                        (Unaudited)

                                                   From
                                                 Inception on
                           For  the  Three       November  1,
                            Months  Ended        1985 through
                          through March 31,      March  31,
                          2004        2003         2004
                         --------    ----------  ----------
REVENUES . . . . . . .   $     -     $     -     $       -

EXPENSES . . . . . . .    (2,107)     (2,166)      (45,285)

LOSS FROM DISCONTINUED
 OPERATIONS. . . . . .         -           -      (595,503)


NET LOSS . . . . . . .   $(2,107)    $(2,166)    $(640,788)
                         ==========  ==========  ==========

BASIC LOSS PER SHARE .   $ (0.00)    $ (0.00)
                         ==========  ==========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING    23,810,000  23,810,000
                         ==========  ==========

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

    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                           Deficit
                                                                         Accumulated
                                                           Additional    During the
                                      Common  Stock          Paid-in     Development
                                -------------------------
                                   Shares       Amount       Capital        Stage
                                ------------  -----------  ------------  -----------
Balance, December 31, 2000 . .    23,810,000  $    23,810  $    583,693  $(618,056)

Net loss for the year ended
  December 31, 2001. . . . . .             -            -             -     (4,959)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2001 . .    23,810,000       23,810       583,693   (623,015)

Net loss for the year ended
 December 31, 2002 . . . . . .             -            -             -     (7,862)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2002 . .    23,810,000       23,810       583,693   (630,877)

Net loss for the years ended
 December 31, 2003 . . . . . .             -            -             -     (7,804)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2003 . .    23,810,000       23,810       583,693   (638,681)

Net loss for the three months
 Ended March 31, 2004
 (unaudited) . . . . . . . . .             -            -             -     (2,107)
                                ------------  -----------  ------------  -----------

Balance, March 31, 2004
 (unaudited) . . . . . . . . .    23,810,000  $    23,810  $    583,693  $(640,788)
                                ============  ===========  ============  ===========

    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                From
                                                                            Inception  on
                                                                            November  1,
                                                For the Three Months Ended  1985  through
                                                        March  31,          March  31,
                                                   2004          2003           2004
                                                ------------  ------------  -------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net loss. . . . . . . . . . . . . . . . . .  $(2,107)      $    (2,166)  $   (640,788)
  Adjustments to reconcile net loss to net
   cash provided used by operating activities:
    Shares issued for services . . . . . . . .        -                 -             50
  Changes in operating assets and liabilities:
    Increase in accounts payable . . . . . . .    1,375             1,623          1,375
    Increase in accrued interest related party      697               543          5,015
                                                ------------  ------------  -------------

     Net Cash Used by Operating Activities . .      (35)                -       (634,348)
                                                ------------  ------------  -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES: . . . . . . . . . . . . . . . . .        -                 -              -
                                                ------------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties. . . . . . . .        -                 -         27,212
  Additional capital contributed . . . . . . .        -                 -         10,180
  Stock offering costs . . . . . . . . . . . .        -                 -        (18,678)
  Issuance of common stock for cash. . . . . .        -                 -        615,951
                                                ------------  ------------  -------------

     Net Cash Provided by Financing Activities        -                 -        634,665
                                                ------------  ------------  -------------

INCREASE (DECREASE) IN CASH. . . . . . . . . .      (35)                -            317

CASH AT BEGINNING OF PERIOD. . . . . . . . . .      352               210              -
                                                ------------  ------------  -------------

CASH AT END OF PERIOD. . . . . . . . . . . . .  $   317       $       210   $        317
                                                ============  ============  =============

CASH PAID FOR
  Interest . . . . . . . . . . . . . . . . . .  $     -       $         -   $          -
  Income taxes . . . . . . . . . . . . . . . .  $     -       $         -   $          -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services . . . . . .  $     -       $         -   $         50

    The accompanying notes are an integral part of these financial statements

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE  1  -  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

RESULTS  OF  OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

Siclone has not generated any revenues through March 31, 2004. Expenses for the three-month period ended March 31, 2004 were $2,107 compared to expenses of $2,166 during the same period in 2003. Expenses during both periods consisted mainly of professional, legal and accounting costs related to our public filings.

As a result of the foregoing factors, we realized a net loss of $2,107 for the three-month period ended March 31, 2004, compared to a net loss of $2,166 for the three-month period ended March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004 our total assets consisted of $317 in cash. Total liabilities at March 31, 2004 were $33,602 consisting of $28,587 in accounts payable and $5,015 in accrued interest. At December 31, 2003, the Company had $352 in cash and liabilities consisting of $31,530 in liabilities.

In recent years we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there are no formal agreements or understandings to that effect.

PLAN  OF  OPERATION

Our management intends to actively seek business opportunities during the next twelve months. If we identify a suitable business opportunity during the year our need for capital may change dramatically. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing. To date we have not pursued any business opportunities and there can be no assurance that we will identify a business venture suitable for acquisition in the future. In addition, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we have recently filed a Code of Ethics and Business Conduct.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports were filed on Form 8-K by Siclone Industries during the three-month period ended March 31, 2004.



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

                                   SICLONE  INDUSTRIES,  INC.


                                   By: /s/ Bradley  S.  Shepherd
                                   ------------------------------
                                   Bradley  S.  Shepherd
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer

Date: May 17, 2004