Form 10QSB
period 2004-06-30
SICLONE INDUSTRIES INC
filed 2004-08-12
CIK 1083446

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

                                  801-566-6627
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 23,810,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                            SICLONE INDUSTRIES, INC.

                                      INDEX

                                                                             Page
PART I.   Financial Information
          Item 1.  Unaudited Financial Statements                               3

          Balance Sheets June 30, 2004 and December 31, 2003                    3

          Statements of Operations for the Three and Six Months Ended June
          30, 2004 and 2003                                                     4

          Statement of Changes in Stockholders' Equity for the Three Months
          Ended June 30, 2004.                                                5-8

          Statement of Cash Flows for the Three and Six Months Ended June
          30, 2004 and 2003                                                     9

          Notes to Financial Statements                                        10

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  11

          Item 3.  Controls and Procedures                                     14

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                            14

          Signatures                                                           14


(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                              Siclone Industries, Inc.
                            (A Development Stage Company)
                                   Balance Sheets

                                       ASSETS
                                       ------


                                                           June 30,    December 31,
                                                             2004          2003
                                                          ----------  --------------
(Unaudited)
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     226   $         352
                                                          ----------  --------------

    Total Current Assets . . . . . . . . . . . . . . . .        226             352
                                                          ----------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     226   $         352
                                                          ==========  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            --------------------------------------------------------


CURRENT LIABILITIES

  Accounts payable - related party . . . . . . . . . . .  $  32,587   $      27,212
  Accrued interest - related party . . . . . . . . . . .      5,780           4,318
                                                          ----------  --------------

    Total Current Liabilities. . . . . . . . . . . . . .     38,367          31,530
                                                          ----------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 5,000,000 shares authorized at
    $0.001 par value; -0- shares issued and outstanding.          -               -
  Common stock: 30,000,000 shares authorized
    at $0.001 par value; 23,810,000 shares issued and
    outstanding. . . . . . . . . . . . . . . . . . . . .     23,810          23,810
  Additional paid-in capital . . . . . . . . . . . . . .    583,693         583,693
  Deficit accumulated during the development stage . . .   (645,644)       (638,681)
                                                          ----------  --------------

    Total Stockholders' Equity (Deficit) . . . . . . . .    (38,141)        (31,178)
                                                          ----------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT). . . . . . . . . . . . . . . . . . . . . . .  $     226   $         352
                                                          ==========  ==============

   The accompanying notes are an integral part of these financial statements.



                                   Siclone Industries, Inc.
                                 (A Development Stage Company)
                                   Statements of Operations
                                          (Unaudited)

                                                                                        From
                                                                                    Inception  on
                                                                                      November 1,
                             For the Six Months Ended   For the Three Months Ended   1985 through
                                     June  30,                    June  30,            June  30,
                                2004          2003          2004          2003          2004
                            ------------  ------------  ------------  ------------  -------------
REVENUES . . . . . . . . .  $         -   $         -   $         -   $         -   $       -

EXPENSES . . . . . . . . .       (6,963)       (4,888)       (4,856)       (2,722)    (50,141)

LOSS FROM DISCONTINUED
 OPERATIONS. . . . . . . .            -             -             -             -    (595,503)
                            ------------  ------------  ------------  ------------  -------------

NET LOSS . . . . . . . . .  $    (6,963)  $    (4,888)  $    (4,856)  $    (2,722)  $(645,644)
                            ============  ============  ============  ============  =============

BASIC LOSS PER SHARE . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                            ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING. . . .   23,810,000    23,810,000    23,810,000    23,810,000
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

    The accompanying notes are an integral part of these financial statements



                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                           Deficit
                                                                         Accumulated
                                                           Additional    During the
                                      Common  Stock          Paid-in     Development
                                -------------------------
                                   Shares       Amount       Capital        Stage
                                ------------  -----------  ------------  -----------
Balance, December 31, 2000 . .    23,810,000  $    23,810  $    583,693  $(618,056)

Net loss for the year ended
  December 31, 2001. . . . . .             -            -             -     (4,959)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2001 . .    23,810,000       23,810       583,693   (623,015)

Net loss for the year ended
 December 31, 2002 . . . . . .             -            -             -     (7,862)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2002 . .    23,810,000       23,810       583,693   (630,877)

Net loss for the year ended
 December 31, 2003 . . . . . .             -            -             -     (7,804)
                                ------------  -----------  ------------  -----------

Balance, December 31, 2003 . .    23,810,000       23,810       583,693   (638,681)

Net loss for the six months
 Ended June 30, 2004
 (unaudited) . . . . . . . . .             -            -             -     (6,963)
                                ------------  -----------  ------------  -----------

Balance, June 30, 2004
 (unaudited) . . . . . . . . .    23,810,000  $    23,810  $    583,693  $(645,644)
                                ============  ===========  ============  ===========


    The accompanying notes are an integral part of these financial statements



                            Siclone Industries, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          From
                                                                      Inception on
                                                    For the Six        November 1,
                                                    Months Ended      1985 through
                                                      June  30,         June  30,
                                                   2004       2003        2004
                                                ----------  --------  ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net loss. . . . . . . . . . . . . . . . . .  $  (6,963)  $(4,888)  $(645,644)
  Adjustments to reconcile net loss to net
   cash provided used by operating activities:
    Shares issued for services . . . . . . . .          -         -          50
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable. .          -     1,385           -
    Increase in accrued interest related party      1,462     1,161       5,780
                                                ----------  --------  ------------

     Net Cash Used by Operating Activities . .     (5,501)   (2,342)   (639,814)
                                                ----------  --------  ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES: . . . . . . . . . . . . . . . . .          -         -           -
                                                ----------  --------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties. . . . . . . .      5,375     3,000      32,587
  Additional capital contributed . . . . . . .          -         -      10,180
  Stock offering costs . . . . . . . . . . . .          -         -     (18,678)
  Issuance of common stock for cash. . . . . .          -         -     615,951
                                                ----------  --------  ------------

     Net Cash Provided by Financing Activities      5,375     3,000     640,040
                                                ----------  --------  ------------

INCREASE (DECREASE) IN CASH. . . . . . . . . .       (126)      658         226

CASH AT BEGINNING OF PERIOD. . . . . . . . . .        352       209           -
                                                ----------  --------  ------------

CASH AT END OF PERIOD. . . . . . . . . . . . .  $     226   $   867   $     226
                                                ==========  ========  ============

CASH PAID FOR
  Interest . . . . . . . . . . . . . . . . . .  $       -   $     -   $       -
  Income taxes . . . . . . . . . . . . . . . .  $       -   $     -   $       -

SUPPLEMENTAL SCHEDULE OF
 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services . . . . . .  $-      $         -   $      50


    The accompanying notes are an integral part of these financial statements

                            Siclone Industries, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE  1  -     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

               The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Siclone Industries has not generated any revenues since inception November 1, 1985. Expenses for the three-month period ended June 30, 2004 were $4,856 compared to expenses of $2,722 during the same period in 2003. Expenses during both periods consisted mainly of professional, legal and accounting costs related to our public filings. Expenses for the six-month period ended June 30, 2004 were $6,963 compared to expenses of $4,888 during the same period in 2003.

As a result of the foregoing factors, we realized a net loss of $4,856 for the three-month period ended June 30, 2004, compared to a net loss of $2,722 for the three-month period ended June 30, 2003. Net loss for the six-month period ended June 30, 2004 was $6,963 compared to a net loss of $4,888 during the same period in 2003. Since inception on November 1, 1985, Siclone Industries has realized a net loss of $645,644.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004 our total assets consisted of $226 in cash. Total liabilities at June 30, 2004 were $38,367 consisting of $32,587 in accounts payable to Bradley S. Shepherd, our sole officer and director, and $5,780 in accrued interest. At December 31, 2003, the Company had $352 in cash and liabilities of $31,530 consisting of $27,212 in accounts payable to Mr. Shepherd and $4,318 in accrued interest.

In recent years we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there are no formal agreements or understandings to that effect.

PLAN  OF  OPERATION

Our management intends to actively seek business opportunities during the next twelve months. If we identify a suitable business opportunity during the year, our need for capital may change dramatically. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing. To date we have not pursued any business opportunities and there can be no assurance that we will identify a business venture suitable for acquisition in the future. In addition, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we have recently filed a Code of Ethics and Business Conduct.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports were filed on Form 8-K by Siclone Industries during the three-month period ended June 30, 2004.


EXHIBIT NUMBER  TITLE                                                                      LOCATION

31              Certification of the Principal Executive Officer and. . . . . . . . . . .  Attached
                Principal Financial Officer pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and. . . . . . . . . . .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SICLONE  INDUSTRIES,  INC.


                                   /s/Bradley  S.  Shepherd
                                   ------------------------------
Date:  August  12,  2004           Bradley  S.  Shepherd
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer