Form 10QSB
period 2004-09-30
SICLONE INDUSTRIES INC
filed 2004-11-15
CIK 1083446

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2004 was 23,810,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

SICLONE INDUSTRIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets September 30, 2004 and December 31, 2003

Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2004.

Statement of Cash Flows for the Three and Nine Months Ended September 30, 2004 and 2003

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 3 4 5-8 9 10 11 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	14

(Inapplicable items have been omitted)

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

ASSETS

September 30,

December 31,

2004

2003

(Unaudited)

CURRENT ASSETS

Cash

$         91

$       352

Total Current Assets

           91

         352

TOTAL ASSETS

$         91

$       352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$        702

$            -

Accounts payable - related party

33,087

27,212

Accrued interest - related party

      6,595

      4,318

Total Current Liabilities

         40,384

    31,530

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 5,000,000 shares authorized at

  $0.001 par value; -0- shares issued and outstanding

-

-

Common stock: 30,000,000 shares authorized

  at $0.001 par value; 23,810,000 shares issued and

  outstanding

23,810

23,810

Additional paid-in capital

583,693

583,693

Deficit accumulated during the development stage

(647,796)

(638,681)

Total Stockholders' Equity (Deficit)

(40,293)

(31,178)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

  (DEFICIT)

$         91

$        352

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

From

Inception on

November 1,

For the Nine Months Ended

For the Three Months Ended

1985 through

September 30,

September 30,

September 30,

2004

2003

2004

2003

2004

REVENUES

$         -

$         -

$         -

$         -

$           -

EXPENSES

(9,115)

(6,230)

(2,152)

(1,342)

(52,293)

LOSS FROM DISCONTINUED

 OPERATIONS

             -

             -

                -

                -

(595,503)

NET LOSS

$ (9,115)

$ (6,230)

$ (2,152)

$ (1,342)

 $(647,796)

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

$ (502,196)

Net loss for the year ended

  December 31, 1988

                -

              -

               -

(92,783)

Balance, December 31, 1988

11,810,000

11,810

573,513

(594,979)

Cash contributed to additional

 paid-in capital

-

-

10,180

-

Net loss for the year ended

  December 31, 1989

                -

              -

              -

         (524)

Balance, December 31, 1989

11,810,000

11,810

583,693

(595,503)

Net loss for the year ended

  December 31, 1990

                 -

              -

              -

                -

Balance, December 31, 1990

11,810,000

11,810

583,693

(595,503)

Net loss for the year ended

  December 31, 1991

                  -

              -

              -

         (758)

Balance, December 31, 1991

11,810,000

11,810

583,693

(596,261)

Net loss for the year ended

  December 31, 1992

                  -

              -

              -

         (651)

Balance, December 31, 1992

11,810,000

11,810

583,693

(596,912)

Issuance of 1,000,000 shares

 of common stock to officer for

 cash June 7, 1993 at $0.001

 per share

1,000,000

1,000

-

-

Net loss for the year ended

  December 31, 1993

                -

              -

                -

       (2,513)

Balance, December 31, 1993

12,810,000

$  12,810

$  583,693

$ (599,425)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

Deficit

Accumulated

Additional

During the

Common Stock

Paid-in

Development

Shares

Amount

Capital

Stage

Balance, December 31, 1993

12,810,000

$  12,810

$  583,693

$ (599,425)

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

23,810

583,693

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

$ (618,056)

Net loss for the year ended

December 31, 2001

                 -

             -

              -

          (4,959)

Balance, December 31, 2001

23,810,000

23,810

583,693

(623,015)

Net loss for the year ended

 December 31, 2002

                 -

             -

              -

      (7,862)

Balance, December 31, 2002

23,810,000

23,810

583,693

(630,877)

Net loss for the year

 ended December 31, 2003

                 -

             -

             -

      (7,804)

Balance, December 31, 2003

23,810,000

23,810

583,693

(638,681)

Net loss for the nine months

  ended September 30, 2004

  (unaudited)

                 -

             -

              -

      (9,115)

Balance, September 30, 2004

  (unaudited)

23,810,000

$  23,810

$  583,693

$ (647,796)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

From

Inception on

November 1,

For the Nine Months Ended

1985 through

September 30,

September 30,

2004

2003

2004

CASH FLOWS FROM OPERATING

ACTIVITIES:

 Net loss

$  (9,115)

$  (6,230)

$ (647,796)

  Adjustments to reconcile net loss to net

   cash provided used by operating activities:

    Shares issued for services

-

-

50

  Changes in operating assets and liabilities:

    Increase in accounts payable

702

-

702

    Increase in accrued interest related party

2,277

1,797

        6,595

     Net Cash Used by Operating Activities

(6,136)

(4,433)

(640,449)

CASH FLOWS FROM INVESTING

 ACTIVITIES:

            -

            -

              -

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from related parties

5,875

4,500

33,087

  Additional capital contributed

-

-

10,180

  Stock offering costs

-

-

(18,678)

  Issuance of common stock for cash

           -

            -

615,951

     Net Cash Provided by Financing Activities

5,875

4,500

640,540

INCREASE (DECREASE) IN CASH

(261)

67

 91

CASH AT BEGINNING OF PERIOD

        352

     209

              -

CASH AT END OF PERIOD

$     91

$    276

$         91

CASH PAID FOR

  Interest

$        -

$         -

$            -

  Income taxes

$         -

$         -

$            -

SUPPLEMENTAL SCHEDULE OF

 NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services

$         -

$         -

$         50

The accompanying notes are an integral part of these financial statements.

Siclone Industries, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2004 and December 31, 2003

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

Criteria

We will not restrict our search to any particular business, industry or geographical location.  Siclone may acquire or enter into a business in any industry and in any stage of development.  This may include a business or opportunity involving a “start up” or new company.  In seeking a business venture, management’s decision will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2004 and 2003

Siclone Industries has not generated any revenues since inception November 1, 1985.  Expenses for the three-month period ended September 30, 2004 were $2,152 compared to expenses of $1,342 during the same period in 2003.  Expenses during both periods consisted mainly of professional, legal and accounting costs related to our public filings. Expenses for the nine-month period ended September 30, 2004 were $9,115 compared to expenses of $6,230 during the same period in 2003.

As a result of the foregoing factors, we realized a net loss of $2,152 for the three-month period ended September 30, 2004, compared to a net loss of $1,342 for the three-month period ended September 30, 2003. Net loss for the nine-month period ended September 30, 2004 was $9,115 compared to a net loss of $6,230 during the same period in 2003. Since inception on November 1, 1985, Siclone Industries has realized a net loss of $647,796.

Liquidity and Capital Resources

At September 30, 2004 our total assets consisted of $91 in cash.  Total liabilities at September 30, 2004 were $40,384 consisting of $33,087 in accounts payable to Bradley S. Shepherd, our sole officer and director, and $6,595 in accrued interest.  At December 31, 2003, the Company had $352 in cash and liabilities of $31,530 consisting of $27,212 in accounts payable to Mr. Shepherd and $4,318 in accrued interest.

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

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K by Siclone Industries during the three-month period ended September 30, 2004.

Exhibit Number	Title	Location
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICLONE INDUSTRIES, INC.

/s/Bradley S. Shepherd

Date: November 11, 2004

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer