Form 10KSB
period 2004-12-31
SICLONE INDUSTRIES INC
filed 2005-03-30
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Issuer’s telephone number, including area code 801-566-6627

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [  x  ]

The issuer’s revenue for its most recent fiscal year was $-0-.

The issuer’s common stock is listed on the OTC Bulletin Board under the symbol SICI.  There was no active market and no trading volume for the issuer’s common stock during fiscal 2004.  Therefore the aggregate market value of voting stock held by non-affiliates is deemed to be $-0-.

At December 31, 2004, the issuer had 23,810,000 shares of common stock, par value $.001 outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

SICLONE INDUSTRIES, INC.

FORM 10-KSB

DECEMBER 31, 2004

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		5 6 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principle Accountant Fees and Services

		7 8 8 9 9 10
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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol SICI.  As of December 31, 2004, we had approximately 281 shareholders holding 23,810,000 shares of common stock.  Of the issued and outstanding common stock, 1,110,000 are free trading, the balance are restricted stock as that term is used in Rule 144.

CLOSING BID

CLOSING ASK

High

Low

High

Low

2004

First Quarter

.01

.01

None

None

Second Quarter

.01

.01

None

None

Third Quarter

.01

.01

None

None

Fourth Quarter

.01

.01

None

None

2003

First Quarter

.01

.01

None

None

Second Quarter

.01

.01

None

None

Third Quarter

.01

.01

None

None

Fourth Quarter

.01

.01

None

None

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

There has not been an active market for our stock since 1990.  We have not paid or declared any dividends since inception and do not intend to declare any such dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Delaware law.  Under Delaware law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31,2004 and 2003

Siclone did not generate any revenues for the years ending December 31, 2004  and 2003.  Expenses for the year ended December 31, 2004 were $10,089 compared to expenses of $7,804 during 2003.  Expenses during both years consisted mainly of professional, legal and accounting costs related to our public filings.

Since we did not generate revenues for the periods covered, we realized a net loss of $10,089 for the year ended December 31, 2004 compared to a net loss of $7,804 for the year ended December 31, 2003.

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

Liquidity and Capital Resources

At December 31, 2004 our total assets consisted of $124 in cash.  Total liabilities at December 31, 2004 were $41,391 consisting of $33,212 in accounts payable to a related party, $840 in accounts payable trade and $7,339 in accrued interest.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Bradley S. Shepherd	44	Director, President, Secretary/Treasurer	February 1993

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

Other Reporting Company Activities.  Bradley S. Shepherd is currently an officer and director of Patriot Investment Corporation, a reporting company, which is seeking to acquire a business opportunity.  The possibility exists that Mr. Shepherd could become an officer and/or director of other reporting companies in the future, although he has no intention of doing so at the present time.  Certain conflicts of interest are inherent in the participation of our sole officer and director as management in other reporting companies, which may be difficult, if not impossible, to resolve in all cases in our best interests.  Failure by management to conduct Siclone’s business in its best interests may result in liability of management to our shareholders.

Item 10.  Executive Compensation

Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with Siclone.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock options, insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with Siclone or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the number and percentage of the 23,810,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage
Bradley S. Shepherd (1) 6269 Jamestown Court Salt Lake City, UT 84121	12,000,000	50.40

Officers, Directors and Nominees as a Group: 1 person	12,000,000	50.40

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

During 2004, Mr. Shepherd advanced $11,500 to cover our operating expenses.

Through December 31, 2004 our president has advanced a total of $38,712 to cover our operating expenses.  Interest has been imputed at 10%.  Accrued interest at December 31, 2004 was $3,021.  The advances and accrued interest are payable on demand.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number	Title	Location
3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
14	Code of Ethics	**
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

* Incorporated by reference. Filed as exhibit to Form 10SB12G filed April 19, 1999.

**Incorporated by reference. Filed as exhibit to Form 10-KSB filed March 28, 2003.

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Siclone Industry Inc.’s annual financial statement and review of financial statements included in Siclone Industry Inc.’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,675.00 for fiscal year ended 2004 and $4,442.50 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004 or 2003.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

All Other Fees

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

Date: March 29, 2005

/s/ Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2005

/s/ Bradley S. Shepherd

Director

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2004

C O N T E N T S

Independent Auditors' Report

 14

Balance Sheet

 15

Statements of Operations

 16

Statements of Stockholders' Equity (Deficit)

 17

Statements of Cash Flows

 21

Notes to the Financial Statements

 22

INDEPENDENT AUDITORS' REPORT

Board of Directors

Siclone Industries, Inc.

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheet of Siclone Industries, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on November 1, 1985 through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception on November 1, 1985 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 19, 2004

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheet

ASSETS

December 31,

2004

CURRENT ASSETS

Cash

$       124

Total Current Assets

124

TOTAL ASSETS

$       124

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable trade

$        840

Accounts payable - related party (Note 2)

33,212

Accrued interest - related party (Note 2)

7,339

Total Current Liabilities

41,391

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 5,000,000 shares authorized at

$0.001 par value; -0- shares issued and outstanding

-

Common stock: 30,000,000 shares authorized

at $0.001 par value; 23,810,000 shares issued and

outstanding

23,810

Additional paid-in capital

583,693

Deficit accumulated during the development stage

(648,770

)

Total Stockholders' Equity (Deficit)

(41,267

)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

$       124

The accompanying notes are an integral part of these financial statements

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

From

Inception on

November 1,

For the Years Ended

1985 through

December 31,

December 31,

2004

2003

2004

REVENUES

$            -

$            -

$            -

EXPENSES

(10,089

)

(7,804

)

(53,267

)

LOSS FROM DISCONTINUED

 OPERATIONS

          -

        -

(595,503

)

NET LOSS

$  (10,089

)

$  (7,804

)

$ (648,770

)

BASIC LOSS PER SHARE (Note 1)

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

$ 583,693

$ (596,261

)

Net loss for the year ended

 December 31, 1992

                 -

          -

             -

      (651

)

Balance, December 31, 1992

11,810,000

11,810

583,693

(596,912

)

Issuance of 1,000,000 shares

 of common stock to officer for

 cash June 7, 1993 at $0.001

 per share

1,000,000

1,000

-

-

Net loss for the year ended

 December 31, 1993

                 -

           -

             -

   (2,513

)

Balance, December 31, 1993

12,810,000

12,810

583,693

(599,425

)

Net loss for the year ended

 December 31, 1994

                -

           -

             -

            -

Balance, December 31, 1994

12,810,000

12,810

583,693

(599,425

)

Issuance of 11,000,000 shares

 of common stock to officer for

 cash at $0.001 per share

11,000,000

11,000

-

-

Net loss for the year ended

 December 31, 1995

                 -

            -

              -

      (438

)

Balance, December 31, 1995

23,810,000

23,810

583,693

(599,863

)

Net loss for the year ended

 December 31, 1996

                 -

            -

              -

   (1,256

)

Balance, December 31, 1996

23,810,000

23,810

583,693

(601,119

)

Net loss for the year ended

 December 31, 1997

                -

            -

              -

   (1,373

)

Balance, December 31, 1997

23,810,000

$  23,810

$ 583,693

$ (602,492

)

The accompanying notes are an integral part of these financial statements

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

Deficit

Accumulated

Additional

During the

Common Stock

Paid-in

Development

Shares

Amount

Capital

Stage

Balance, December 31, 1997

23,810,000

$  23,810

$ 583,693

$ (602,492

)

Net loss for the year ended

 December 31, 1998

                 -

             -

             -

       (770

)

Balance, December 31, 1998

23,810,000

23,810

583,693

(603,262

)

Net loss for the year ended

 December 31, 1999

                 -

             -

             -

    (9,343

)

Balance, December 31, 1999

23,810,000

23,810

583,693

(612,605

)

Net loss for the year ended

 December 31, 2000

                 -

             -

             -

    (5,451

)

Balance, December 31, 2000

23,810,000

23,810

583,693

(618,056

)

Net loss for the year ended

 December 31, 2001

                 -

             -

             -

    (4,959

)

Balance, December 31, 2001

23,810,000

23,810

583,693

(623,015

)

Net loss for the year ended

 December 31, 2002

                 -

             -

             -

    (7,862

)

Balance, December 31, 2002

23,810,000

23,810

583,693

(630,877

)

Net loss for the year ended

 December 31, 2003

                 -

             -

             -

    (7,804

)

Balance, December 31, 2003

23,810,000

23,810

583,693

(638,681

)

Net loss for the year ended

 December 31, 2004

                 -

             -

             -

  (10,089

)

Balance, December 31, 2004

23,810,000

$  23,810

$ 583,693

$ (648,770

)

The accompanying notes are an integral part of these financial statements

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

From

Inception on

November 1,

For the Years Ended

1985 through

December 31,

December 31,

2004

2003

2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$ (10,089

)

$  (7,804

)

$ (648,785

)

Adjustments to reconcile net loss to net

 cash used by operating activities:

Common stock issued for services

-

-

50

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable

6,840

(147

)

-

Increase in accrued interest related party

3,021

1,871

4,317

Net Cash Used by Operating Activities

(228

)

(6,138

)

(634,314

)

CASH FLOWS FROM INVESTING

 ACTIVITIES:

       -

        -

             -

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related parties

-

6,000

27,212

Additional capital contributed

-

-

10,180

Stock offering costs

-

-

(18,677

)

Issuance of common stock for cash

        -

         -

615,951

Net Cash Provided by Financing Activities

        -

6,000

634,666

INCREASE (DECREASE) IN CASH

(228

)

(138

)

352

CASH AT BEGINNING OF PERIOD

352

347

            -

CASH AT END OF PERIOD

$   124

$   209

$       352

CASH PAID FOR

Interest

$       -

$       -

$           -

Income taxes

$       -

$       -

$           -

SUPPLEMENTAL SCHEDULE OF

 NON-CASH FINANCING ACTIVITIES:

Common stock issued for services

$      -

$      -

$       50

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

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

For the Year Ended

December 31, 2004

Loss

Shares

Per Share

(Numerator)

(Denominator)

Amount

$(10,089)

23,810,000

$(0.00)

For the Year Ended

December 31, 2003

Loss

Shares

Per Share

(Numerator)

(Denominator)

Amount

$(7,804)

23,810,000

$(0.00)

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

2004

2003

Deferred tax assets:

NOL carryover

$    47,355

$    45,360

Accrued expenses

2,860

955

Deferred tax liabilities:

-

-

Valuation allowance

(50,215

)

(46,315

)

Net deferred tax asset

$              -

$              -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

2004

2003

Book income

$   (3,940

)

$   (3,080

)

Other

40

40

Valuation allowance

3,900

3,040

$            -

$            -

At December 31, 2004, the Company had net operating loss carryforwards of approximately $121,000 that may be offset against future taxable income from the year 2004 through 2024.  No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

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

g.  Newly Issued Accounting Pronouncements

The Company adopted the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” FASB Statement No.145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25),” FASB Statement No. 147, “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” and FASB Statement No. 148, “Accounting for stock-based compensation – transition and disclosure- an amendment of FASB Statement No. 123.” The effect of these adopted provisions on the Company’s financial statements was not significant.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified and for hedging activities designated after June 30, 2003.  The Company is currently reviewing SFAS 149.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 2 -

RELATED PARTY TRANSACTIONS

During 1993, the Company's president purchased 1,000,000 shares of common stock for $1,000.  During 1995, the Company's president purchased an additional 11,000,000 shares of common stock for $11,000.

During 1999, the Company’s president lent $5,000 to cover operating expenses.

During 2000, the Company’s president lent $5,200 to cover operating expenses.

During 2001, the Company’s president lent $5,512 to cover operating expenses.

During 2002, the Company’s president lent $6,000 to cover operating expenses.

During 2003, the Company’s president lent $5,500 to cover operating expenses.

During 2004, the Company’s president lent $11,500 to cover operating expenses.

Interest has been imputed at 10%.  The Company has accrued $3,021 of interest for the year ended December 31, 2004.  The amounts are due on demand.  During the years ended December 31, 2004 and 2003 various services were contributed to the Company by its President.  The aggregate value of these contributed services was determined to be immaterial to the financial statements.

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

25