Form 10QSB
period 2005-03-31
SICLONE INDUSTRIES INC
filed 2005-05-16
CIK 1083446

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 23,810,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [X]

FORM 10-QSB

SICLONE INDUSTRIES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets March 31, 2005 and December 31, 2004

Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 3 4 5 7 8 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	11
	Signatures	12

(Inapplicable items have been omitted)

PART I   -  FINANCIAL INFORMATION

Item 1.

   Financial Statements

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2005 and December 31, 2004

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)

CURRENT ASSETS

Cash	$ 269	$ 124

Total Current Assets	269	124

TOTAL ASSETS	$ 269	$ 124

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 2,230	$ 840
Accounts payable - related party	34,212	33,212
Accrued interest - related party	8,197	7,339

Total Current Liabilities	44,639	41,391

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 5,000,000 shares authorized at
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 30,000,000 shares authorized
at $0.001 par value; 23,810,000 shares issued and outstanding	23,810	23,810
Additional paid-in capital	583,693	583,693
Deficit accumulated during the development stage	(651,873)	(648,770)

Total Stockholders' Equity (Deficit)	(44,370)	(41,267)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 269	$ 124

The accompanying notes are an integral part of these financial statements

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From
			Inception on
			November 1,
	For the Three Months Ended		1985 through
	March 31,		March 31,
	2005	2004	2005

REVENUES	$ -	$ -	$ -

EXPENSES	(3,103)	(2,107)	(56,370)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(595,503)

NET LOSS	$ (3,103)	$ (2,107)	$ (651,873)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	23,810,000	23,810,000

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			Inception on
			November 1,
	For the Three Months Ended		1985 through
	March 31,		March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	$ (3,103)	$ (2,107)	$ (651,873)
Adjustments to reconcile net loss to net
cash provided used by operating activities:
Common stock issued for services	-	-	50
Changes in operating assets and liabilities:
Increase in accounts payable	1,390	1,375	2,230
Increase in accrued interest related party	858	697	8,197

Net Cash Used by Operating Activities	(855)	(35)	(641,396)

CASH FLOWS FROM INVESTING
ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related parties	1,000	-	34,212
Additional capital contributed	-	-	10,180
Stock offering costs	-	-	(18,678)
Issuance of common stock for cash	-	-	615,951

Net Cash Provided by Financing Activities	1,000	-	641,665

INCREASE (DECREASE) IN CASH	145	(35)	269

CASH AT BEGINNING OF PERIOD	124	352	-

CASH AT END OF PERIOD	$ 269	$ 317	$ 269

CASH PAID FOR

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES:

Common stock issued for services	$ -	$ -	$ 50

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2005 and December 31, 2004

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock and continuing to develop and market its “bounce-house” business. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Description of Business

Siclone Industries, Inc. originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc.  The company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

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

Results of Operations for the Three and Nine-Month Periods Ended March 31, 2005 and 2004

We have not generated any revenues since inception November 1, 1985.  Expenses for the three-month period ended March 31, 2005 were $3,103 compared to expenses of $2,107 during the same period in 2004.  Expenses during both periods consisted mainly of professional, legal and accounting costs related to our public filings.

As a result of the foregoing factors, we realized a net loss of $3,103 for the three-month period ended March 31, 2005, compared to a net loss of $2,107 for the three-month period ended March 31, 2005.  Since inception on November 1, 1985, we have realized a net loss of $651,873.

Liquidity and Capital Resources

At March 31, 2005 our total assets consisted of $269 in cash.  Total liabilities at March 31, 2005 were $44,639 consisting of $2,230 in accounts payable, $34,212 in accounts payable to Bradley S. Shepherd, our sole officer and director, and $8,197 in accrued interest.  At December 31, 2004, the Company had $124 in cash and liabilities of $41,391 consisting of $840 in accounts payable, $33,212 in accounts payable to Mr. Shepherd and $7,339 in accrued interest.

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

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K by Siclone Industries during the three-month period ended March 31, 2005.

Exhibits

 Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

 32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SICLONE INDUSTRIES, INC.

/s/ Bradley S. Shepherd

Date: May 16, 2005

Bradley S. Shepherd

Chief Executive Officer and

Chief Financial Officer