Form 10QSB
period 2005-06-30
SICLONE INDUSTRIES INC
filed 2005-08-16
CIK 1083446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2005

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

                        Commission File Number: 000-25809


                            SICLONE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                 87-0426999
---------------------------------                  --------------
(State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                     378 North Main, #124; Layton, UT 84041
                     --------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number including area code:   (801) 497-9075
                                                     --------------

                 6269 Jamestown Court; Salt Lake City, UT 84121
                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X               No
                -----               ------

                                   23,810,000
        Number of shares the issuer had outstanding as of July 31, 2005.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through June 30, 2005 have been made. The results of its operations for the interim period are not necessarily indicative of the results to be expected for the entire year.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)


                              Financial Statements


                       June 30, 2005 and December 31, 2004

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                               June 30,              December 31,
                                                                                 2005                    2004
                                                                        ----------------------  ----------------------
                                                                              (Unaudited)
                                     Assets
Current Assets
     Cash                                                               $                   39  $                  124
                                                                        ----------------------  ----------------------
Total Current Assets                                                                        39                     124
                                                                        ----------------------  ----------------------
Total Assets                                                            $                   39  $                  124
                                                                        ======================  ======================
                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities
     Accounts payable                                                     $              1,634    $                840
     Notes payable                                                                     36,412                   33,212
     Accrued interest payable                                                            9,076                   7,339
                                                                        ----------------------  ----------------------
Total Current Liabilities                                                               47,122                  41,391
                                                                        ----------------------  ----------------------
Stockholders' Equity (Deficit)
--------------
     Preferred stock; $.001 par value, 5,000,000 shares
     authorized, 0 issued and outstanding                                                    -                       -
     Common stock; $.001 par value, 30,000,000 shares
     authorized, 23,810,000 issued and outstanding                                      23,810                  23,810
     Additional paid in capital                                                        583,708                 583,693
     Accumulated deficit                                                              (655,733)               (648,770)
                                                                        ----------------------  ----------------------
Total Stockholders' Equity (Deficit)                                                   (47,083)                (41,267)
                                                                        ----------------------  ----------------------
Total Liabilities and Stockholders' Equity (Deficit)                    $                   39  $                  124
                                                                        ======================  ======================




              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development State Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                        From
                                                                                                                     Inception
                                                                                                                  November 1, 1985
                                              For the Three Months Ended           Form the Six Months Ended           through
                                                  June 30,          June 30,         June 30,         June 30,         June 30,
                                                   2005              2004             2005             2004             2005
                                             ---------------  -----------------  ---------------  ---------------  ----------------
Revenue                                      $             -  $               -  $             -  $             - $               -
                                             ---------------  -----------------  ---------------  ---------------  ----------------

Expenses
     Expenses                                          2,713              4,856            5,816            6,963            59,083
                                             ---------------  -----------------  ---------------  ---------------  ----------------
Total Expenses                                         2,713             4,856            5,816            6,963            59,083
                                             ---------------  -----------------  ---------------  ---------------  ----------------
Loss before Discontinued Operations                   (2,713)           (4,856)          (5,816)          (6,963)          (59,083)
Loss from Discontinued Operations                          -                -                -               -         (595,503)
                                             ---------------  -----------------  ---------------  ---------------  ----------------
 Net Loss                                    $        (2,713) $          (4,856) $        (5,816) $        (6,963) $       (654,586)
                                             ===============  =================  ===============  ===============  ================

Basic Loss Per Share                         $         (0.00) $           (0.00) $         (0.00) $         (0.00)
                                             ===============  =================  ===============  ===============
Weighted Average Outstanding Shares               23,810,000         23,810,000       23,810,000       23,810,000
                                             ===============  =================  ===============  ===============







              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development State Company)
                            Statements of Cash Flows

                                   Unaudited)

                                                                                                                  From
                                                                           For the Six months Ended             Inception
                                                                         June 30,           June 30,          November 1, 1985
                                                                           2005               2004             June 30, 2005
                                                                     ----------------   ------------------    -----------------
Cash Flows from Operating Activities
 Net income (loss)                                                   $         (5,816)  $           (6,963)   $        (654,586)
Adjustments to reconcile net income to net cash (used in)
operating activities:
Change in cash from operating assets and liabilities:
     Common stock issued for services                                               -                   -                   50
     Increase (decrease) in accounts payable                                      794                   -                1,634
     Increase in accrued interest payable                                       1,737               1,462                9,076
                                                                     ----------------  ------------------    -----------------
Net cash (used in ) operating activities                                       (3,285)             (5,501)            (643,826)
                                                                     ----------------  ------------------    -----------------
Cash Flows from Investing Activities
Net cash (used in) investing activities                                             -                   -                    -
                                                                     ----------------  ------------------    -----------------
Cash Flows From Financing Activities:
    Proceeds from notes payable - related party                                 3,200               5,375               36,412
     Additional capital contributed                                                 -                   -               10,180
     Stock offering costs                                                           -                   -              (18,678)
     Issuance of common stock for cash                                              -                   -              615,951
                                                                     ----------------  ------------------    -----------------
Net cash provided by financing activities                                       3,200               5,375              643,865
                                                                     ----------------  ------------------    -----------------
Net increase (decrease) in cash                                                   (85)               (126)                  39
Cash, Beginning of Period                                                         124                 352                    -
                                                                     ----------------  ------------------    -----------------
Cash, End of Period                                                  $             39  $              226  $                39
                                                                     ================  ==================  ===================
Supplemental Disclosures of Cash Flow Information
     Interest paid                                                   $              -  $                -  $                 -
     Taxes                                                                          -                   -                    -
Common stock issued for services                                                    -                   -                   50



              The accompanying notes are an integral part of these
                             financial statements.

                            Siclone Industries, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock and continuing to develop and market its "bounce-house" business. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - ASSIGNMENT OF DEBT

Due to the Company's inability to pay its debt holder, on May 20, 2005, Bradley Shepherd, the former officer and director of the Company, who owns approximately $40,550 in debt together with accrued interest assigned the debt to a non-affiliate entity and has no further financial relationship with the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor for Forwardlooking Statements

     The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-QSB and the Company's most recent Form 10-KSB. Except for the historical information contained herein, the matters discussed in this Form 10-QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) expected changes in the Company's revenues and profitability, (ii) the effects of cost-reduction measures, (iii) prospective business opportunities and (iv) the Company's strategy for improving and funding its business, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Description of Business

     Siclone Industries, Inc. originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The Company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

     The Company has not had active business operations since its inception and is considered a development stage company. In 1993, it entered into an agreement with Bradley S. Shepherd in which Mr. Shepherd agreed to become an officer and director of the Company and use his best efforts to organize and update its books and records and to seek business opportunities for acquisition or participation.

     The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. It will not restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. Its management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that it will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The Company's activities are subject to several significant risks which arise primarily as a result of the fact that it has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of its shareholders.

Plan of Operations

     Management intends to actively seek business opportunities during the next twelve months. If they identify a suitable business opportunity during the year, the need for capital may change dramatically. Should the Company require additional capital, it may seek additional advances from officers, sell common stock or find other forms of debt financing. To date the Company has not pursued any business opportunities and there can be no assurance that the management will identify a business venture suitable for acquisition in the future. In addition, it cannot assure that it will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

     The current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Sources of Opportunities

     The Company anticipates that business opportunities may arise from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although management does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the Company's best interests. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire or enter into a business in any industry and in any stage of development. This may include a business or opportunity involving a "start up" or new company. In seeking a business venture, management's decision will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

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

Employees

     The Company does not currently have any employees. It relies upon the efforts of its officers and directors to conduct its business.

Results of Operations for the Three Period Ended June 30, 2005 and 2004

     The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three-month period ended June 30, 2005 were $2,713 compared to expenses of $4,856 during the same period in 2004. Expenses during both periods consisted mainly of professional, legal and accounting costs related to the Company's public filings.

     As a result of the foregoing factors, the Company realized a net loss of $2,713 for the three-month period ended June 30, 2005, compared to a net loss of $4,856 for the three-month period ended June 30, 2004. Since inception on November 1, 1985, the Company has realized a net loss of $654,856.

Liquidity and Capital Resources

     At June 30, 2005 the Company's total assets consisted of $39 in cash. Total liabilities at June 30, 2005 were $47,122 consisting of $1,634 in accounts payable, $36,412 in notes payable to an unrelated third party and $9,076 in accrued interest. At December 31, 2004, the Company had $124 in cash and liabilities of $41,391 consisting of $840 in accounts payable, $33,212 in accounts payable to Mr. Shepherd, a former office and director of the Company and $7,339 in accrued interest on the accounts payable to Mr. Shepherd.

     In recent years the Company has relied on advances from the former president to cover its operating costs. The Company has little or no operations and no funds with which to develop operations. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition.

     There is no guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.


ITEM 3 - CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2005 for the purposes set forth in the definition in Exchange Act rules.

     (b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, or significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                     PART II

OTHER INFORMATION

Item 1.       Legal Proceedings.............................................None

Item 2.       Changes in Securities

     On May 21, 2005, Bradley S. Shepherd, president and sole director of Siclone Industries, Inc. ("Siclone") privately sold one million eight hundred thousand (1,800,000) shares of common stock of Siclone to three non-affiliate companies. The shares being sold were owned solely by Mr. Shepherd. This transaction makes no changes in the total outstanding shares of common stock.

Item 3.       Defaults Upon Senior Securities.............................. None

Item 4.       Submission of Matters to a Vote of Security Holders...........None

Item 5.       Other Information

     Mr. Shepherd agreed to vote his remaining ten million two hundred thousand (10,200,000) shares in favor of a reverse split of the Company's common stock and for other corporate matters. Mr. Shepherd has provided a proxy to vote his shares in favor of the proposed reverse split. It is anticipated the reverse split will be up to 1 for 136 shares. The reverse has not yet been effectuated.

     On May 21, 2005, Siclone's sole director, Bradley S. Shepherd, appointed Paul Adams to the board of directors of Siclone. And then resigned as an officer and director of the Company. From 1992 through 2003, Mr. Adams was involved in the manufacturing and retail sales in the sports fishing industry as the owner of his own business. Since 2000, Mr. Adams has also owned and operated CocoMotive Candy Company which specialized in the corporate gift market.

Item 6.       Exhibits and Reports on Form 8-K

     1).  The following exhibits are filed with this report:

          31. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

          32. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 13 (a) and 15(d) of the Securities Exchange Act of 1934 and pursuant to the 19 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

     2).  Form 8-K's filed during the period covered by this report:

          a) May 24, 2005, Item 5.01 and 5.02, Changes in Control of Registrant and Departure of Directors or Principle Officers; Election of Directors; Appointment of Officers; respectively.;


                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.




Date: August 15, 2005               Siclone Industries, Inc.

                                    By /s/ Paul Adams
                                    -------------------------------------------
                                    Paul Adams, CEO and
                                    Principal Accounting Officer

Exhibit 31

SECTION 302 CERTIFICATION

I, Paul Adams, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Siclone Industries, Inc..;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:


          a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

          c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting.

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date: August 15, 2005          /s/ Paul Adams
                               -------------------------------------
                                Paul Adams
                                Chief Executive Officer
                                and Principal Accounting Officer

Exhibit 32



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT BY
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Siclone Industries, Inc., on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Paul Adams, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15
(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: August 15, 2005           /s/ Paul Adams
                               -------------------------------------------------
                               Paul Adams, Chief Executive Officer
                               And Principal Accounting Officer