Form 10-Q
period 2005-09-30
SICLONE INDUSTRIES INC
filed 2005-11-10
CIK 1083446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2005

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

                        Commission File Number: 000-25809


                            SICLONE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                           87-0426999
--------------------------------             --------------
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

                                   23,810,000
      Number of shares the issuer had outstanding as of October 25, 2005.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through September 30, 2005 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)


                              Financial Statements


                    September 30, 2005 and December 31, 2004

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            September 30,            December 31,
                                                                                 2005                    2004
                                                                        ----------------------  ----------------------
                                                                              (Unaudited)
                                     Assets
Current Assets
     Cash                                                               $                   24  $                  124
                                                                        ----------------------  ----------------------
Total Current Assets                                                                        24                     124
                                                                        ----------------------  ----------------------
Total Assets                                                            $                   24  $                  124
                                                                        ======================  ======================

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities
     Accounts payable                                                    $               4,969  $                  840
     Notes payable                                                                      36,412                  33,212
     Accrued interest payable                                                            9,993                   7,339
                                                                        ----------------------  ----------------------
Total Current Liabilities                                                               51,374                  41,391
                                                                        ----------------------  ----------------------
Stockholders' Equity (Deficit)
     Preferred stock; $.001 par value, 5,000,000 shares
     authorized, 0 issued and outstanding                                                    -                       -
     Common stock; $.001 par value, 30,000,000 shares
     authorized, 23,810,000 issued and outstanding                                      23,810                  23,810
     Additional paid in capital                                                        583,693                 583,693
     Accumulated deficit                                                             (658,853)               (648,770)
                                                                        ----------------------  ----------------------
Total Stockholders' Equity (Deficit)                                                  (51,350)                (41,267)
                                                                        ----------------------  ----------------------
Total Liabilities and Stockholders' Equity (Deficit)                    $                   24  $                  124
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

                            SICLONE INDUSTRIES, INC.
                          (A Development State Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                       From
                                                                                                                     Inception
                                                                                                                     November
                                                   For the Three Months                For the Nine Months            1, 1985
                                                           Ended                             Ended                    through
                                                September         September        September       September         September
                                                  30,                30,              30,              31,              30,
                                                 2005               2004             2005             2004             2005
                                             ---------------  ----------------- ---------------  ---------------  ----------------
Revenue                                      $             -  $               - $             -  $             - $               -
                                             ---------------  ----------------- ---------------  ---------------  ----------------

Expenses
     Expenses                                          4,267             2,152           10,083            9,115          (63,350)
                                             ---------------  ----------------- ---------------  ---------------  ----------------
Total Expenses                                         4,267             2,152           10,083            9,115          (63,350)
                                             ---------------  ----------------- ---------------  ---------------  ----------------
Loss before Discontinued Operations                  (4,267)           (2,152)         (10,083)          (9,115)          (63,350)
Loss from Discontinued Operations                          -                 -               -                -          (595,503)
                                             ---------------  ----------------- ---------------  ---------------  ----------------
 Net Loss                                    $        (4,267) $         (2,152) $       (10,083) $        (9,115) $      (658,853)
                                             ===============  ================= ===============  ===============  ================

Basic Loss Per Share                         $         (0.00) $  $       (0.00) $         (0.00) $         (0.00)
                                             ===============  ================  ===============  ===============
Weighted Average Outstanding
Shares                                            23,810,000        23,810,000       23,810,000       23,810,000
                                             ===============  ================  ===============  ===============






              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development State Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                  From
                                                                                                                Inception
                                                                                                               November 1,
                                                                          For the Nine months Ended           1985 through
                                                                      September 30,       September 30,       September 30,
                                                                          2005                2004                 2005
                                                                   ------------------  ------------------    -----------------
Cash Flows from Operating Activities
 Net income (loss)                                                 $         (10,083)  $          (9,115)    $       (658,853)
Adjustments to reconcile net income to net cash (used in)
operating activities:
Change in cash from operating assets and liabilities:
     Common stock issued for services                                               -                   -                   50
     Increase in accounts payable                                               4,129                 702                4,969
     Increase in accrued interest payable                                       2,654               2,277                9,993
                                                                   ------------------  ------------------    -----------------
Net cash (used in ) operating activities                                      (3,300)             (6,136)            (652,841)
                                                                    -----------------  ------------------    -----------------
Cash Flows from Investing Activities
Net cash (used in) investing activities                                             -                   -                   -
                                                                   ------------------  ------------------    -------------------
Cash Flows From Financing Activities:
    Proceeds from notes payable - related party                                 3,200               5,875               36,412
     Additional capital contributed                                                 -                   -               10,180
     Stock offering costs                                                           -                   -             (18,678)
     Issuance of common stock for cash                                                 -                  -            615,951
                                                                   ------------------  ------------------    -----------------
Net cash provided by financing activities                                       3,200               5,875              643,865
                                                                   ------------------  ------------------    -----------------
Net increase (decrease) in cash                                                 (100)               (261)                   24
Cash, Beginning of Period                                                         124                 352                    -
                                                                   ------------------  ------------------    -----------------
Cash, End of Period                                                $               24  $               91    $              24
                                                                   ==================  ==================    =================
Supplemental Disclosures of Cash Flow Information
     Interest paid                                                 $                -  $                -    $               -
     Taxes                                                                          -                   -                    -
Common stock issued for services                                                    -                   -                   50


   The accompanying notes are an integral part of these financial statements.

                            Siclone Industries, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor for Forwardlooking Statements

         The discussion and analysis contained herein should be read in conjunction with the preceding financial statements and the information contained in the Company's Form 10-QSB and the Company's most recent Form 10-KSB. Except for the historical information contained herein, the matters discussed in this Form 10- QSB contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (I) expected changes in the Company's revenues and profitability, (ii) the effects of cost-reduction measures, (iii) prospective business opportunities and (iv) the Company's strategy for improving and funding its business, that are based on management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including, without limitation, statements which are preceded by, followed by, or include the words "believes," "anticipates," "plans," "expects," "may," "should" or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Results of Operations for the Three-Month Period Ended September 30, 2005
and 2004

         The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three-month period ended September 30, 2005 were $4,267 compared to expenses of $2,152, during the same period in 2004. Expenses during both periods consisted mainly of professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $4,267 for the three-month period ended September 30, 2005, compared to a net loss of $2,152 for the three-month period ended September 30, 2004.

Results of Operations for the Nine-Month Period Ended September 30, 2005
and 2004

         Expenses for the nine-month period ended September 30, 2005 were $10,083 compared to expenses of $9,115, during the same period in 2004. Expenses during both periods consisted mainly of professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $10,083 for the nine-month period ended September 30, 2005, compared to a net loss of $9,115 for the nine-month period ended September 30, 2004.

Liquidity and Capital Resources

         At September 30, 2005 the Company's total assets consisted of $24 in cash. Total liabilities at September 30, 2005 were $51,374 consisting of $4,969 in accounts payable, $36,412 in notes payable to an unrelated third party and $9,993 in accrued interest.

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


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2004, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2005 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, or significantly affect the Company's internal controls subsequent to the date of their evaluation

                                     PART II

OTHER INFORMATION

Item 1.       Legal Proceedings..........................................None

Item 2.       Changes in Securities . . . . . . . . . . . . . . . . . .  None

Item 3.       Defaults Upon Senior Securities . . . . . . . . . . . . .  None

Item 4.       Submission of Matters to a Vote of Security Holders........None

Item 5.       Other Information . . . . . . . . . . . . . . . . . . . .  None

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

              None.



                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Date: November 11, 2005           Siclone Industries, Inc.

                                  By /s/ Paul Adams
                                  ---------------------------------------------