Form 10KSB
period 2005-12-31
SICLONE INDUSTRIES INC
filed 2006-04-14
CIK 1083446

UUNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2005

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-25809

                            Siclone Industries, Inc.
             (Exact name of Registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware

IRS Employer Identification No: 87-0426999

                     378 North Main, #124; Layton, UT 84041
              (Address and zip code of principal executive offices)

       Registrant's telephone number, including area code: (801) 497-9075
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001.

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [ X ] Yes
[ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). [ X ]

Revenue for the year ended December 31, 2005: $0

As of February 23, 2006 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of February 23, 2006, the number of shares outstanding of the Registrant's Common Stock was 23,810,000.

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Description of Business

Item 2.       Description of Property

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security-Holders


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Item 6.       Management's Discussion and Analysis or Plan of Operation

Item 7.       Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.      Controls and Procedures

Item 8B.      Other Events

                                    PART III

Item 9.       Directors and Executive Officers

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


                                            PART I


ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

     Siclone Industries, Inc., ("the Company") originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

     The Company has not had active business operations since inception and is considered a development stage company.

     The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. It will not restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company's management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

Sources of Opportunities

     The Company anticipate that business opportunities may arise from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although, the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the Company's best interests. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

     To the best of management's knowledge no legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of its officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse to its interests.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SICI". As of February 23, 2006, the Company had approximately 281 shareholders of record. Of the issued and outstanding common stock, 1,110,000 are free trading, the balance is restricted stock as that term is used in Rule 144.

     The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.


Year               Quarter Ended            High           Low
2004                March 31               $0.01          $0.01
                    June 30                  .01            .01
                    September 30             .01            .01
                    December 31              .01            .01
2005                March 31               $0.01          $0.01
                    June 30                  .01            .01
                    September 30             .01            .01
                    December 31              .01            .01

     The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Dividends.

     There has not been an active market for the Company's stock since 1990. The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. The Company's ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

     On May 21, 2005, Bradley S. Shepherd, former president and sole director of the Company privately sold one million eight hundred thousand (1,800,000) shares of common stock of the Company to three non-affiliate companies. The shares being sold were owned solely by Mr. Shepherd.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company's filings with the Security and Exchange Commission.

Results of Operations

Years Ended December 31, 2005 and 2004

     The Company did not generate any revenues for the years ending December 31, 2005 and 2004. Expenses for the year ended December 31, 2005 were $13,339 compared to expenses of $10,089 during 2004. Expenses during both years consisted mainly of professional, legal and accounting costs related to its public filings.

     The Company incurred a net loss for the fiscal year ended December 31, 2005 of $13,339 as compared to a net loss of $10,089 for the fiscal year ended December 31, 2004. At December 31, 2005, the Company had a deficit net worth of $662,109 and negative working capital of $54,606. These factors create substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

     At December 31, 2005 our total assets consisted of $9 in cash. Total liabilities at December 31, 2005 were $54,615 consisting of $4,568 in accounts payable, $39,260 in convertible note payables to two unrelated third parties, and $10,787 in accrued interest payable.

Need for Additional Financing for Growth

     The growth of the Company's business will require substantial capital on a continuing basis, and there is no assurance that any such required additional capital will be available on satisfactory terms and conditions, if at all. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

     The Company's ability to meet any future debt service obligations will be dependent upon the Company's future performance, which will be subject to its future acquisitions and/or mergers, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

Plan of Operation

     Management intends to actively seek business opportunities during the next twelve months. If management identifies a suitable business opportunity during the next year the Company's need for capital may change dramatically. Should it require additional capital, it may seek additional advances from officers, sell common stock or find other forms of debt financing. To date the Company has not pursued any business opportunities and there can be no assurance that it will identify a business venture suitable for acquisition in the future. In addition, the Company cannot assure that it will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

     Management's current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate the Company's commitment to maintaining ethical reporting and business practices, it has recently filed a Code of Ethics and Business Conduct.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2005 and 2004

Statements of Operations for the Years ended December 31, 2005 and 2004 and for the Period from Inception on November 1, 1985 through December 31, 2005.

Statements of Stockholders' (Deficit) for the years ended December 31, 2005 and 2004 and for the Period from Inception on November 1, 1985 through December 31, 2005.

Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the Period from Inception on November 1, 1985 through December 31, 2005.

Notes to Financial Statements

             Report of Independent Registered Public Accounting Firm


Board of Directors
Siclone Industries, Inc.
(A Development Stage Company)
Layton, Utah

We have audited the accompanying balance sheets of Siclone Industries, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception on November 1, 1985 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception on November 1, 1985 through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no operating capital, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2006

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            December 31,            December 31,
                                                                                2005                    2004
                                                                        ---------------------     -------------------
Current Assets
     Cash                                                               $                  9      $               124
                                                                        ---------------------     -------------------
         Total Current Assets                                           $                  9      $               124
                                                                        =====================     ===================

         Liabilities and Stockholders' (Deficit)

Current Liabilities
     Accounts Payable                                                   $               4,568     $               840
     Payable - Related Party                                                                -                  33,212
     Accrued Interest - Related Party                                                       -                   7,339
     Accrued Interest                                                                  10,787                       -
     Notes Payable - Note 2                                                            39,260                       -
                                                                        ---------------------     -------------------
          Total Current Liabilities                                                    54,615                  41,391
                                                                        ---------------------     -------------------
Stockholders' Equity(Deficit)
Preferred Stock: 5,000,000 shares authorized at $0.001
par value, 0 shares issued and outstanding
Common Stock; $.001 Par Value; 30,000,000 Shares
Authorized; 23,810,000 Shares Issued and Outstanding
as of December 31, 2005 and 2004, respectively                                         23,810                  23,810
   Additional Paid-In Capital                                                         583,693                 583,693
  Deficit Accumulated during the Development Stage                                   (662,109)               (648,770)
                                                                        ---------------------     -------------------
          Total Stockholders'(Deficit)                                                (54,606)                (41,267)
                                                                        ---------------------     -------------------
          Total Liabilities & Stockholders' Equity(Deficit)             $                   9     $               124
                                                                        =====================     ===================


              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                        From Inception
                                                                                                         November 1,
                                                                                                         1988 through
                                                                December             December            December 31,
                                                                31, 2005             31, 2004                2005
                                                              -------------        -------------       ----------------
REVENUES                                                      $           -        $           -       $              -

EXPENSES                                                            (13,339)             (10,089)              (662,109)
                                                              -------------        -------------       ----------------
        NET LOSS                                              $     (13,339)       $     (10,089)      $       (662,109)
                                                              =============        =============       ================

NET (LOSS) PER SHARE:                                         $       (0.00)       $       (0.00)
                                                              =============        =============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                               23,810,000           23,810,000
                                                              =============        =============



              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' (DEFICIT)
      For the Period From Inception (November 1, 1985) to December 31, 2005


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                    Additional            During
                                                        Common Stock                  Paid-In            Development
                                                   Shares            Amount           Capital               Stage
                                             ----------------    -------------    ----------------    -----------------
BALANCE, November 1, 1985                                   -    $           -    $              -    $               -
Issuance of 500,000 shares of
common stock to Officers and
Directors for cash on November 1,
1985 at $0.02 per share                               500,000              500               9,500                    -
Cancellation of 140,000 shares on
February 7, 1985                                     (140,000)            (140)                140                    -
Cancellation of 300,000 shares on
October 1, 1986                                      (300,000)            (300)                300                    -
Issuance of 1,000,000 shares of
common stock to the public offered
March 26, 1986 at $0.10 per share                   1,000,000            1,000              99,000                    -
Deferred offering costs offset against
additional paid-in capital                                  -                -             (18,678)                   -
Issuance of 10,700,000 shares of
common stock October 10, 1986 at
$0.05 per share                                    10,700,000           10,700             483,251                    -
Issuance of 50,000 shares for
promotional services at $0.001 per
share                                                  50,000               50                   -                    -
Accumulated losses from formation
on November 1, 1985 through
December 31, 1987                                           -                -                   -             (502,196)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1987                         11,810,000           11,810             573,513             (502,196)
Net loss for the year ended December
31, 1988                                                    -                -                   -              (92,783)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1988                         11,810,000           11,810             573,513             (594,979)
Cash contributed to additional paid-
in capital                                                  -                -              10,180                    -


                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' (DEFICIT) (continued)
      For the Period From Inception (November 1, 1985) to December 31, 2005


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                    Additional            During
                                                        Common Stock                  Paid-In            Development
                                                   Shares            Amount           Capital               Stage
                                             ----------------    -------------    ----------------    -----------------
                                                                 $                $                   $
Net loss for the year ended December
31, 1989                                                    -                -                   -                 (524)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1989                         11,810,000           11,810             583,693             (595,503)
Net loss for the year ended December
31, 1990                                                    -                -                   -                    -
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1990                         11,810,000           11,810             583,693             (595,503)
Net loss for the year ended December
31, 1991                                                    -                -                   -                 (758)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1991                         11,810,000           11,810             583,693             (596,261)
Net loss for the year ended December
31, 1992                                                    -                -                   -                 (651)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1992                         11,810,000           11,810             583,693             (596,912
Issuance of 1,000,000 shares of
common stock to officer for cash
June 7, 1993 at $0.001 per share                    1,000,000            1,000                   -                    -
Net loss for the year ended December
31, 1993                                                    -                -                   -               (2,513)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1993                         12,810,000           12,810             583,693             (599,425)
Net loss for the year ended December
31, 1994                                                    -                -                   -                    -
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1994                         12,810,000           12,810             583,693             (599,425)
Issuance of 11,000,000 shares of
common stock to officer for cash at
$0.001 per share                                   11,000,000           11,000                   -                    -
Net loss for the year ended December
31, 1995                                                    -                -                   -                 (438)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1995                         23,810,000           23,810             583,693             (599,863)
Net loss for the year ended December
31, 1996                                                    -                -                   -               (1,256)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1996                         23,810,000           23,810             583,693             (601,119)
Net loss for the year ended December
31, 1997                                                    -                -                   -               (1,373)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1997                         23,810,000           23,810             583,693            (602,492)

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' (DEFICIT) (continued)
      For the Period From Inception (November 1, 1985) to December 31, 2005


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                    Additional            During
                                                        Common Stock                  Paid-In            Development
                                                   Shares            Amount           Capital               Stage
                                             ----------------    -------------    ----------------    -----------------
                                                                 $                $                   $
Net loss for the year ended December
31, 1998                                                    -                -                   -                 (770)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1998                         23,810,000           23,810             583,693             (603,262)
Net loss for the year ended December
31, 1999                                                    -                -                   -               (9,343)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 1999                         23,810,000           23,810             583,693             (612,605)
Net loss for the year ended December
31, 2000                                                    -                -                   -               (5,451)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 2000                         23,810,000           23,810             583,693             (618,056)
Net Loss for Year Ended December
31, 2001                                                    -                -                   -               (4,959)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 2001                         23,810,000           23,810             583,693             (623,015)
Net Loss for Year Ended December
31, 2002                                                    -                -                   -               (7,862)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 2002                         23,810,000           23,810             583,693             (630,877)
Net Loss for Year Ended December
31, 2003                                                    -                -                   -               (7,804)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 2003                         23,810,000           23,810             583,693             (638,681)
Net Loss for Year Ended December
31, 2004                                                    -                -                   -              (10,089)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 2004                         23,810,000           23,810             583,693             (648,770)
Net Loss for Year Ended December
31, 2005                                                    -                -                   -              (13,339)
                                             ----------------    -------------    ----------------    -----------------
BALANCE, December 31, 2005                         23,810,000    $      23,810    $        583,693    $        (662,109)
                                             ================    =============    ================    =================



              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                            From
                                                                                                         Inception
                                                                                                          November
                                                                                                          1, 1988
                                                                          For the Years Ended             through
                                                                              December 31,                December
                                                                               2005 2004                  31, 2005
                                                                      -------------   ---------------   ----------------
Cash Flows from Operating Activities:
   Net (Loss)                                                         $     (13,339)  $       (10,089)  $       (662,109)
Adjustments to Reconcile Net (Loss) to Net Cash
From Operating Activities:
   Common stock issued for services                                               -                 -                 50
Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable                                    3,728             6,840              4,568
   Increase (decrease) in accrued interest related party                     (7,339)            3,021                  -
   Increase in accrued interest unrelated party                              10,787                 -             10,787
                                                                      -------------   ---------------   ----------------
      Net Cash Provided (Used) by Operating Activities                       (6,163)             (228)          (646,704)
                                                                      -------------   ---------------   ----------------
Cash Flows from Investing Activities                                              -                 -                  -
                                                                      -------------   ---------------   ----------------
Cash Flows from Financing Activities
     Proceeds from unrelated parties                                          6,048                 -              6,048
     Proceeds from related parties                                                -                 -             33,212
     Additional capital contributed                                               -                 -             10,180
     Stock offering costs                                                         -                 -            (18,678)
    Issuance of common stock for cash                                             -                 -            615,951
                                                                      -------------   ---------------   ----------------
          Net Cash Provided By Financing Activities                           6,048                 -            646,713
                                                                      -------------   ---------------   ----------------
Increase  (Decrease) in Cash                                                   (115)             (228)                 9
    Cash, Beginning of Period                                                   124               352                  -
                                                                      -------------   ---------------   ----------------
     Cash, End of Period                                              $           9   $           124   $              9
                                                                      =============   ===============   ================

Cash Paid For:
     Interest                                                         $           -   $             -   $              -
     Income taxes                                                     $           -   $             -   $              -
Supplemental Disclosures of Non-cash
Financing Activities:
     Common stock issued for services                                 $           -   $             -   $             50



The accompanying notes are an integral part of these financial statements.

                            Siclone Industries, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Siclone Industries, Inc., ("the Company") originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

The Company has not had active business operations inception and is considered a development stage company.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. It will not restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company's management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

Cash and Cash Equivalents

Cash Equivalents include short term, high liquid investments with maturities of three months or less at the time of acqusition.

Net Loss Per Share of Common Stock

Per share amounts have been computed based on the weighted average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be anti-dilutive.


Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that

                            Siclone Industries, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:


                                             2005               2004
                                          --------------   ----------------
Deferred Tax Assets:
   NOL Carryover                          $       52,560   $         47,355
   Accrued Expenses                                    -              2,860
Deferred Tax Liabilities:
   Valuation Allowance                           (52,560)           (50,215)
                                          --------------   ----------------
Net Deferred Tax Asset                    $            -   $              -
                                          ==============   ================

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:


                                             2005               2004
                                          --------------   ----------------
Book Income                               $       (5,205)  $         (3,940)
Other                                                  -                 40
Valuation Allowance                                5,205               3,900
                                          --------------   ----------------
                                          $            -   $              -
                                          ==============   ================

At December 31, 2005, the Company had net operating loss carryforwards of approximately $134,000 that may be offset against future taxable income from the year 2005 through 2024.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                            Siclone Industries, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting date. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2005, the financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error corrections" (SFAS NO. 154"), which replaces APB Opinion No. 20, "Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Management of the Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchase under employee stock purchase plans, to be recognized as operating expense in the income statement. The cost is recognized over the requisite service period based on fair valued measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 14, 2005. SFAS No. 123R is effective for the Company beginning July 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107") "Share-Based Payment", which expressed views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. Management of the Company does not believe the adoption of SFAS No. 123R will have a material impact on its financial statements.

                            Siclone Industries, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2005 and 2004

NOTE 2: NOTES PAYABLE

Notes payable at December 31, 2005 and 2004 consist of the following:

                                 2005           2004
                             ------------   ------------
Notes Payable                $     39,260   $          -
                             ------------   ------------
Total                        $     39,260   $          -
                             ============   ============

Prior to May 2005, Bradley Shepherd the former president had advanced the company approximately $39,260. During May 2005, Mr. Shepherd assigned that debt which was owed to him to an unrelated third party and executed a ten percent (10%) convertible promissory note, convertible into shares of the Company's common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. Interest in the amount of $3,448 has been accrued for the year ended December 31, 2005. The balance plus accrued interest is due on demand.

NOTE 3: GOING CONCERN

 The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As of December 31, 2005, the Company has a working capital deficit, of $54,606 and an accumulated deficit of $662,109. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     For the fiscal year ended December 31, 2005, the Company has no changes or disagreements on the accounting and financial disclosures.


ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

     (b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

ITEM 8B.  OTHER INFORMATION

Reports filed on 8-K.

     1).  May 21, 2005. Item 5.01 Changes in Control of the Registrant. Item
          5.02 Departure of Directors or principal Officers; Election of Directors; Appointment of Principal Officers.

--------------------------------------------------------------------------------

                                    PART III

--------------------------------------------------------------------------------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                        Age     Director
           Name                       (2005)      Since     Position with the Company
--------------------------------      ------    ---------   -------------------------
Paul Adams                              47       May 2005   President, CEO and Director
378 North Main Street, Suite 124
Layton, Utah 84041

     All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

     The Company has no audit committee financial expert, as defined under
Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3

     Paul Adams, Director. From approximately 1992 to 2003, Mr. Adam has primarily been involved in manufacturing and retail sales in the sports fishing industry as the owner of his own business. Since 2000, he has owned and operated CocoMotive Candy Company, a business specializing in the "corporate gift" market.

     The Board appointed Paul Adams to the Board of Directors and as CEO on June 3, 2005. Bradley S. Shepherd resigned as director and officer on June 6, 2005. Mr. Shepherd has no disputes with the company and is leaving to pursue other ventures. Mr. Adams will remain the sole director of the Company.

     Mr. Adams is not a director of any other public company at this time. There is no employment contract between Mr. Adams and the Company at this time.


Section 16(a) Beneficial Ownership Reporting Compliance.

     To the knowledge of management, Form 3 and Form 4 have been filed late.

ITEM 10. EXECUTIVE COMPENSATION

     The Company's officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. Its officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein.

     The Company has not adopted any retirement, pension, profit sharing, stock options, insurance programs or other similar programs for the benefits of its employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

     There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of the Company's last completed fiscal year):

                             Long Term Compensation

                       Annual Compensation              Awards         Payouts                                               All
      Name and                                                 Other         Restricted                                     Other
      Principal                                   Bonus        Annual           Stock          Options        LTIP         Compen
      Position            Year      Salary         ($)        Compen-          Awards           /SARs        Payout        -sation
                                                               sation
      --------            ----      ------         ---        -------          ------           -----        ------        -------
James                  2005           -0-          -0-          -0-              -0-             -0-          -0-            -0-
Anderson, Pres

Bradley S.             2005           -0-          -0-          -0-              -0-             -0-          -0-            -0-
Shepherd, Pres
Bradley S.             2004           -0-          -0-          -0-              -0-             -0-          -0-            -0-
Shepherd, Pres
Bradley S.             2003            0           -0-          -0-              -0-             -0-          -0-            -0-
Shepherd, Pres

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of December 31, 2005, by
(I) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address                        Beneficial      Percent of
Of Beneficial Owner                     Ownership       Class
-------------------                    ----------       -----
Bradley S. Shepherd                    10,200,000       42.0%
6269 Jamestown Court
Salt Lake City, UT 84121
Officers and Directors                  0               0%
As a Group (one)
Paul Adams
378 North Main Street, Suite 124
Layton, UT 84041

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.


ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits follow the signature page of this report.

Exhibit       Page      Description
No.           No.
3(i)           *        Articles of Incorporation

3(ii)          *        Bylaws

14            **        Code of Ethics

31.1          29        Written Statement of Chief Executive Officer and Chief
                        Financial Officer with respect to compliance with
                        Section 302 of the Sarbanes-Oxley Act of 2002.

32.2          31        Written Statement of Chief Executive Officer and Chief
                        Financial Officer with respect to compliance with
                        Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

     * Incorporated by reference. Filed as exhibit to Form 10SB12G filed April 19, 1999.

     ** Incorporated by reference. Filed as exhibit to Form 10KSB December 31, 2004 and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.


ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $6,750 and $3,675 respectfully.

Audit-Related Fees

         The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectfully.

Tax Fees

         The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectfully.

All Other Fees

         The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31,  2006          Siclone Industries, Inc.

                                By: /s/ Paul Adams
                                    -------------------------
                                    Paul Adams


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                           DATE

/s/ Paul Adams                  President and Director
-----------------
Paul Adams                      (Principal Executive and
                                Financial Officer)              March 31, 2006