Form 10QSB
period 2006-03-31
SICLONE INDUSTRIES INC
filed 2006-05-10
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2006

                        Commission File Number: 000-25809


                            Siclone Industries, Inc.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:    Delaware
                                                             -----------------
IRS Employer   Identification No.:                                87-0426999
                                                             -------------------



                    378 North Main, #124; Layton, Utah 84041
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:   (801) 497-9075
                                                     --------------

                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
                                                  Yes X   No
                                                     ---    ----

and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes X    No
                                                     ----    ----

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).
                                                  Yes  X   No ___
                                                      ---


                                   23,810,000
                           --------------------------
              (Number of shares of common stock the registrant had

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and changes in its financial position from December 31, 2005 through March 31, 2006 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                 March 31,            December 31,
                                                                                   2006                   2005
                                                                               ---------------       ---------------
                                                                                  (Unaudited)
CURRENT ASSETS
     Cash                                                                      $             -       $             9
                                                                               ---------------       ---------------

          Total Current Assets                                                 $             -       $             9
                                                                               ===============       ===============


LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
     Accounts Payable                                                          $         8,422       $         4,568
     Notes Payable                                                                      39,260                39,260
     Accrued interest payable                                                           11,755                10,787
                                                                               ---------------       ---------------
          Total Current Liabilities                                                     59,437                54,615
                                                                               ---------------       ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock; $.001 par value, 5,000,000 shares
     authorized, 0 issued and outstanding                                                    -                     -
     Common Stock; $.001 Par Value ; 30,000,000 Shares
     Authorized; 23,810,000 Shares Issued and
     Outstanding March 31, 2006 and December 31, 2005                                   23,810                23,810
     Additional Paid-In Capital                                                        583,693               583,693
     Accumulated Deficit                                                              (666,940)             (662,109)
                                                                               ---------------       ---------------
          Total Stockholders' Equity (Deficit)                                         (59,437)              (54,606)
                                                                               ---------------       ---------------
         Total Liabilities & Stockholders' Equity (Deficit)                    $             -       $             9
                                                                               ===============       ===============



         The accompanying notes are an integral part of these financial statements.
                                       3

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                   From Inception
                                                                                     November 1,
                                                                                    1988 through
                                              March               March              March 31,
                                            31, 2006            31, 2005                2006
                                          ------------         ------------       ----------------
REVENUES                                  $          -         $          -       $              -

EXPENSES                                       (4,831)               (3,103)              (666,940)
                                          ------------         ------------       ----------------
        NET LOSS                          $    (4,831)         $     (3,103)      $       (666,940)
                                          ============         ============       ================

NET (LOSS) PER SHARE:                     $      (0.00)        $      (0.00)
                                          ============         ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          23,810,000           23,810,000
                                          ============        =============






              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 From
                                                                                                              Inception
                                                                                                               November
                                                                                                               1, 1988
                                                                               For the Three Months            through
                                                                                 Ended March 31,                March
                                                                              2006            2005            31, 2006
                                                                         -------------   ---------------   --------------
Cash Flows from Operating Activities:
   Net (Loss)                                                            $      (4,831)  $        (3,103)  $     (666,940)
Adjustments to Reconcile Net (Loss) to Net Cash
From Operating Activities:
   Common stock issued for services                                                  -                 -               50
Changes in Operating Assets and Liabilities:
   Increase in accounts payable                                                  3,854             1,390            8,422
   Increase in accrued interest related party                                        -               858                -
   Increase in accrued interest unrelated party                                    968                 -           11,755
                                                                         -------------   ---------------   --------------
      Net Cash (Used) by Operating Activities                                       (9)             (855)        (646,713)
                                                                         -------------   ---------------   --------------
Cash Flows from Investing Activities:                                                -                 -                -
                                                                         -------------   ---------------   --------------
Cash Flows from Financing Activities:
      Proceeds from unrelated parties                                                -                 -            6,048
     Proceeds from related parties                                                   -             1,000           33,212
     Additional capital contributed                                                  -                 -           10,180
     Stock offering costs                                                            -                 -          (18,678)
     Issuance of common stock for cash                                               -                 -          615,951
                                                                         -------------   ---------------   --------------
          Net Cash Provided By Financing Activities                                  -             1,000          646,713
                                                                         -------------   ---------------   --------------
Increase  (Decrease) in Cash                                                        (9)              145                -
          Cash, Beginning of Period                                                  9               124                -
                                                                         -------------   ---------------   --------------
          Cash, End of Period                                            $           -   $           269   $            -
                                                                         =============   ===============   ==============

Cash Paid For:
     Interest                                                            $           -   $             -   $            -
     Income taxes                                                        $           -   $             -   $            -
Supplemental Disclosures of Non-cash
Financing Activities:
     Common stock issued for services                                    $           -   $             -   $           50

                     The accompanying notes are an integral
                       part of these financial statements

                            SICLONE INDUSTRIES,, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2006 and December 31, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company's filings with the Security and Exchange Commission


Description of Business

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

Criteria

         The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire or enter into a business in any industry and in any stage of development. This may include a business or opportunity involving a "start up" or new company.In seeking a business venture, management's decision will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

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

Results of Operations for the Three-Month Period Ended March 31, 2006 and 2005

         The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three-month period ended March 31, 2006 were $4,831 compared to expenses of

$3,103, during the same period in 2005. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $4,831 for the three-month period ended March 31, 2006, compared to a net loss of $3,103 for the three-month period ended March 31, 2005.

Liquidity and Capital Resources

         At March 31, 2006, the Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at March 31, 2006 were $59,437 consisting of $8,422 in accounts payable, $39,260 in notes payable to an unrelated third party and $11,755 in accrued interest.

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


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of March 31, 2006 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, or significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                     PART II

OTHER INFORMATION

ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . None

ITEM 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . None

ITEM 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . None

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . . None

ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . .. . . .  None

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

Date: May 3, 2006                             SICLONE INDUSTRIES, INC.


                                               By /s/ Paul Adams