Form 10QSB
period 2006-06-30
SICLONE INDUSTRIES INC
filed 2006-08-11
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2006

                        Commission File Number: 000-25809


                            Siclone Industries, Inc.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:     Delaware
                                                              -----------------
IRS Employer   Identification No.:         87-0426999
                                      -----------------



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


                                   23,810,000
     (Number of shares of common stock the registrant had on June 30, 2006)

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and changes in its financial position from December 31, 2005 through June 30, 2006 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                 June 30
                                                                                   2006                December 31,
                                                                                (Unaudited)                2005
                                                                              ----------------       ---------------
CURRENT ASSETS
     Cash                                                                     $              -       $             9
                                                                              ----------------       ---------------
          Total Current Assets                                                $              -       $             9
                                                                              ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES
     Accounts Payable                                                         $         11,902       $         4,568
     Notes Payable                                                                      39,260                39,260
     Accrued Expenses                                                                   15,733                10,787
                                                                              ----------------       ---------------
          Total Current Liabilities                                                     66,895                54,615
                                                                              ----------------       ---------------
         Total Liabilities                                                              66,895                54,615
                                                                              ----------------       ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock; $.001 par value, 5,000,000 shares
     authorized, 0 issued and outstanding                                                    -                     -
     Common Stock; $.001 Par Value ; 30,000,000 shares
     authorized; 23,810,000 shares issued and outstanding                               23,810                23,810
     Additional Paid-In Capital                                                        583,693               583,693
     Accumulated Deficit                                                              (674,398)            (662,109)
                                                                              ----------------       --------------
          Total Stockholders' Equity (Deficit)                                         (66,895)              (54,606)
                                                                              ----------------       ---------------
         Total Liabilities & Stockholders' Equity (Deficit)                   $              -       $             9
                                                                              ================       ===============



         The accompanying notes are an integral part of these financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                  From
                                                                                                Inception
                                                                                                November
                              For the Three Months                For the Six Months             1, 1985
                                      Ended                             Ended                    through
                           June 30,          June 30,        June 30,          June 30,         June 30,
                             2006              2005            2006              2005             2006
                         --------------   ---------------  ---------------  ---------------   ---------------
REVENUES                 $            -   $             -  $             -  $             -  $              -
                         --------------   ---------------  ---------------  ---------------   ---------------

EXPENSES                          7,458             2,713           12,289            5,816           674,398
                         --------------   ---------------  ---------------  ---------------   ---------------
        NET LOSS         $       (7,458)  $        (2,713) $       (12,289) $        (5,816)  $       674,398
                         ==============   ===============  ===============  ===============   ===============

NET (LOSS) PER SHARE:    $        (0.00)  $        (0.00)  $         (0.00) $         (0.00)
                         ==============   ===============  ===============  ===============
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                  23,810,000        23,810,000       23,810,000       23,810,000
                         ==============   ===============  ===============  ===============








              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                              From
                                                                                                           Inception
                                                                                                            November
                                                                                                            1, 1985
                                                                         For the Six Months                 through
                                                                           Ended June 30,                     June
                                                                         2006              2005             30, 2006
                                                                     -------------      -----------       ------------
Cash Flows from Operating Activities:
     Net (Loss)                                                      $     (12,289)     $    (5,816)      $   (674,398)
Adjustments to Reconcile Net (Loss) to Net Cash
From Operating Activities:
     Common stock issued for services                                            -                -                 50
Changes in Operating Assets and Liabilities:
     Increase in accounts payable                                            7,334              794             11,902
     Increase in accrued expenses                                            4,946            1,737             15,733
                                                                     -------------      -----------       ------------
          Net Cash (Used) by Operating Activities                               (9)          (3,285)          (646,713)
                                                                     -------------      -----------       ------------
Cash Flows from Investing Activities:                                            -                -                  -
                                                                     -------------      -----------       ------------
Cash Flows from Financing Activities:
     Proceeds from unrelated parties                                             -                -              6,048
     Proceeds from related parties                                               -            3,200             33,212
     Additional capital contributed                                              -                -             10,180
     Stock offering costs                                                        -                -           (18,678)
     Issuance of common stock for cash                                           -                -            615,951
                                                                     -------------      -----------       ------------
          Net Cash Provided By Financing Activities                              -            3,200            646,713
                                                                     -------------      -----------       ------------
Increase  (Decrease) in Cash                                                    (9)             (85)                 -
     Cash, Beginning of Period                                                   9              124                  -
                                                                     -------------      -----------       ------------
     Cash, End of Period                                             $           -      $        39       $          -
                                                                     =============      ===========       ============
Cash Paid For:
    Interest                                                         $           -   $            -  $               -
    Income taxes                                                     $           -   $            -  $               -

    The accompanying notes are an integral part of these financial statements

                            SICLONE INDUSTRIES,, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2006 and December 31, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005.

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

NOTE 3 - COMPENSATION OF OFFICER

Starting April 2006, the Board of Directors deemed it in the Company's best interest to set a specific compensation of $1,000 per month to Paul Adams for serving as sole officer of the Company.

NOTE 4 - SUBSEQUENT EVENTS

During July 2006, the Company issued to an unrelated party a convertible debenture for monies advanced to the Company of $2,000 to cover expenses. The convertible note was issued at 10% a.p.r., due on demand and convertible into common shares of the Company at the greater of market price or par value at the time of conversion and may be made in amounts that do not result in the issuance of control to any one person.

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

Results of Operations for the Three Month Period Ended June 30, 2006 and 2005.

     The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three month period ended June 30, 2006 were $7,458 compared to expenses of $2,713, during the same period in 2005. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

Results of Operations for the Six Month Period Ended June 30, 2006 and 2005

     The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the six month period ended June 30, 2006 were $12,289 compared to expenses of $5,816, during the same period in 2005. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

     As a result of the foregoing factors, the Company realized a net loss of $12,289 for the six month period ended June 30, 2006, compared to a net loss of $5,816 for the six month period ended June 30, 2005.

Liquidity and Capital Resources

     At June 30, 2006, the Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at June 30, 2006 were $66,895 consisting of $11,902 in accounts payable, $39,260 in notes payable to an unrelated third party and $15,733 in accrued interest.

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


ITEM 3 - CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

Date: August 3, 2006                SICLONE INDUSTRIES, INC.


                                      By /s/ Paul Adams