Form 10QSB
period 2006-09-30
SICLONE INDUSTRIES INC
filed 2006-11-14
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2006

                        Commission File Number: 000-25809


                            Siclone Industries, Inc.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: Delaware
                                                             -------------
IRS Employer   Identification No.:                             87-0426999
                                                             -------------



                    378 North Main, #124; Layton, Utah 84041
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:   (801) 497-9075
                                                     --------------

                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
                                                  Yes [X]   No []

and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [X]    No []

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).
                                                  Yes  [X]   No []


                                   23,810,000
   (Number of shares of common stock the registrant had on September 30, 2006)

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and changes in its financial position from December 31, 2005 through September 30, 2006 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                September 30,
                                                                                    2006               December 31,
                                                                                (Unaudited)               2005
                                                                              ----------------       ---------------
CURRENT ASSETS
     Cash                                                                     $             12       $             9
                                                                              ----------------       ---------------
          Total Current Assets                                                $             12       $             9
                                                                              ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts Payable                                                         $         10,333       $         4,568
     Notes Payable                                                                      44,010                39,260
     Accrued Expenses                                                                   19,773                10,787
                                                                              ----------------       ---------------
          Total Current Liabilities                                                     74,116                54,615
                                                                              ----------------       ---------------
         Total Liabilities                                                              74,116                54,615
                                                                              ----------------       ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock; $.001 par value, 5,000,000 shares
     authorized, 0 issued and outstanding                                                    -                     -
     Common Stock; $.001 Par Value ; 30,000,000
     shares authorized; 23,810,000 shares issued and                                    23,810                23,810
     outstanding
     Additional Paid-In Capital                                                        583,693               583,693
     Accumulated Deficit                                                              (681,607)             (662,109)
                                                                              ----------------       ---------------
          Total Stockholders' Equity (Deficit)                                         (74,104)              (54,606)
                                                                              ----------------       ---------------
         Total Liabilities & Stockholders' Equity (Deficit)                   $             12       $             9
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

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                       From
                                                                                                                     Inception
                                                                                                                     November
                                                For the Three Months                 For the Nine Months              1, 1985
                                                      Ended                                 Ended                     through
                                            September         September          September         September        September
                                            30, 2006           30, 2005          30, 2006          30, 2005          30, 2006
                                           --------------    ---------------   ---------------   ---------------   ---------------
REVENUES                                   $            -    $             -   $             -   $             -  $              -
                                           --------------    ---------------   ---------------   ---------------   ---------------

EXPENSES                                            7,209              4,267            19,498           10,083            681,607
                                           --------------    ---------------   ---------------   ---------------   ---------------
        NET LOSS                           $       (7,209)   $        (4,267)  $       (19,498)  $       (10,083)  $       681,607
                                           ==============    ===============   ===============   ===============   ===============

NET (LOSS) PER SHARE:                      $        (0.00)   $         (0.00)  $         (0.00)  $         (0.00)
                                           ==============    ===============   ===============   ===============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                    23,810,000         23,810,000        23,810,000        23,810,000
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

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                             From
                                                                                                           Inception
                                                                                                          November 1,
                                                                                                             1985
                                                                          For the Nine Months               through
                                                                          Ended September 30,              September
                                                                               2006 2005                    30, 2006
                                                                   ---------------   ----------------       -------------
Cash Flows from Operating Activities:
     Net (Loss)                                                    $       (19,498)  $        (10,083)      $    (681,607)
Adjustments to Reconcile Net (Loss) to Net Cash
From Operating Activities:
     Common stock issued for services                                            -                  -                  50
Changes in Operating Assets and Liabilities:
     Increase  in accounts payable                                           5,765              4,129              10,333
     Increase in accrued expenses                                            8,986              2,654              19,773
                                                                   ---------------   ----------------       -------------
          Net Cash (Used) by Operating Activities                           (4,747)            (3,300)            (651,451)
                                                                   ---------------   ----------------       -------------
Cash Flows from Investing Activities:                                            -                  -                   -
                                                                   ---------------   ----------------       -------------
Cash Flows from Financing Activities:
     Proceeds from unrelated parties                                         4,750                  -              10,798
     Proceeds from related parties                                               -              3,200              33,212
     Additional capital contributed                                              -                  -              10,180
     Stock offering costs                                                        -                  -            (18,678)
     Issuance of common stock for cash                                           -                  -             615,951
                                                                   ---------------   ----------------       -------------
          Net Cash Provided By Financing Activities                          4,750              3,200             651,463
                                                                   ---------------   ----------------       -------------
Increase  (Decrease) in Cash                                                     3               (100)                 12
     Cash, Beginning of Period                                                   9                124                   -
                                                                   ---------------   ----------------       -------------
     Cash, End of Period                                           $            12   $             24       $          12
                                                                   ===============   ================       =============
Cash Paid For:
    Interest                                                       $             -   $              -       $           -
    Income taxes                                                   $             -   $              -       $           -

    The accompanying notes are an integral part of these financial statements

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2006 and December 31, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the period ending December 31, 2005.

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

NOTE 4 - NOTES PAYABLE

During the third quarter, the Company issued to an unrelated party three convertible debentures for monies advanced to the Company in the total amount of $4,750 to cover expenses. The convertible notes were issued at 10% a.p.r., due on demand and convertible into common shares of the Company at the greater of market price or par value at the time of conversion and may only be made in amounts that do not result in the issuance of control to any one person.


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

Employees

         The Company does not currently have employees. It relies upon the efforts of its officers and directors to conduct its business.

Results of Operations for the Three Month Period Ended September 30, 2006 and 2005.

         The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three month period ended September 30, 2006 were $7,209 compared to expenses of $4,267, during the same period in 2005. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

Results of Operations for the Nine Month Period Ended September 30, 2006 and
2005

         The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the nine month period ended September 30, 2006 were $19,498 compared to expenses of $10,083, during the same period in 2005. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $19,498 for the nine month period ended September 30, 2006, compared to a net loss of $10,083 for the nine month period ended September 30, 2005.

Liquidity and Capital Resources

         At September 30, 2006, the Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at September 30, 2006 were $74,116 consisting of $10,333 in accounts payable, $44,010 in notes payable to an unrelated third party, and $19,773 in accrued expenses.

         In recent years the Company has relied on advances from officers, directors, and principle shareholders. The Company has little or no operations and no funds with which to develop operations. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition.

         There is no guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Quarterly Report on Form 10-QSB for the period of September 30, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

Date: November 14, 2006           SICLONE INDUSTRIES, INC.


                                  By /s/ Paul Adams