Form 10KSB
period 2006-12-31
SICLONE INDUSTRIES INC
filed 2007-04-02
CIK 1083446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2006

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-25809

                            Siclone Industries, Inc.
             (Exact name of Registrant as specified in its charter)

State or other jurisdiction of  incorporation or organization: Delaware
IRS Employer Identification No:   87-0426999

                     378 North Main, #124; Layton, UT 84041
                     --------------------------------------
              (Address and zip code of principal executive offices)

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

Revenue for the year ended December 31, 2006: $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of February 12, 2007 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities. The Registrant does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Registrant's Common Stock at March 15, 2007, of $0.0001 per share, the market value of shares held by nonaffiliates would be $2,381.

As of February 12, 2007, the number of shares outstanding of the Registrant's Common Stock was 23,810,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

    Transitional Small Business Disclosure Format (Check One) Yes []; No [X]

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

         The Company currently has no active business operations and is considered a development stage company.

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

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SICI". As of February 14, 2007, the Company had approximately 281 shareholders of record.

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

         On March 15, 2007 the current bid price was $0.0001, which does not take into account any retail markups, markdowns, or commissions and may not necessarily represent actual transactions.


  Year               Quarter Ended             High              Low
  ----
2005                March 31                    $0.0001           $0.0001
                    June 30                       .0001             .0001
                    September 30                  .0001             .0001
                    December 31                   .0001             .0001
2006                March 31                    $0.0001           $0.0001
                    June 30                       .0001             .0001
                    September 30                  .0001             .0001
                    December 31                   .0001             .0001

         The Company's shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

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

Results of Operations

Years Ended December 31, 2006 and 2005

         The Company did not generate any revenues for the years ending December 31, 2006 and 2005. General and administrative expenses for the year ended December 31, 2006 were $23,392 compared to expenses of $9,891 during 2005. Expenses during both years consisted mainly of professional, legal and accounting costs related to its public filings. Interest expense for the years ended December 31, 2006 and 2005 was $4,092 and $3,448, respectively.

         The Company incurred a net loss for the fiscal year ended December 31, 2006 of $27,484 as compared to a net loss of $13,339 for the fiscal year ended December 31, 2005. At December 31, 2006, the Company had a deficit of $689,593 and negative working capital of $82,090. These factors create substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

         At December 31, 2006 our total assets consisted of $12 in cash. Total liabilities at December 31, 2006 were $82,102 consisting of $3,000 in accounts payable, $9,000 in accrued expenses, and $55,223 in convertible note payables, and $14,879 in accrued interest payable.

Need for Additional Financing for Growth

         The Company has a negative working capital and has to rely on loans from management and shareholders to fund ongoing expenses. There is no assurance the Company will be able to obtain additional financing. Future financing will likely dilute current shareholders. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

         The Company's ability to meet any future debt service obligations will be dependent upon the Company's future performance, which will be subject to its future acquisitions and/or mergers, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

Plan of Operation

         Management intends to actively seek business opportunities during the next twelve months. If management identifies a suitable business opportunity during the next year the Company's need for capital may change dramatically. Should it require additional capital, it may seek additional advances from officers, sell common stock or find other forms of debt financing. The Company has not identified any business opportunities and there can be no assurance that it will identify a business venture suitable for acquisition in the future. In addition, the Company cannot assure that it will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

         Management's current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate the Company's commitment to maintaining ethical reporting and business practices, it has recently filed a Code of Ethics and Business Conduct.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company and related financial notes, together with the report from Child, Van Wagoner and Bradshaw, PLLC are set forth immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         For the fiscal year ended December 31, 2006, the Company has no changes or disagreements on the accounting and financial disclosures.

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

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationships between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                       Age       Director
                    Name             (2006)        Since       Position with the Company
                    ----             ------        -----       -------------------------
Paul Adams                             48        May 2005      President, CEO and Director
378 North Main Street, Suite 124
Layton, Utah 84041

         All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

         The Company has no audit committee financial expert, as defined under
Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3

         Paul Adams, Director. From approximately 1992 to present, Mr. Adams has primarily been involved in manufacturing and retail sales in the sports fishing industry as the owner of his own business. Since 2000, he has owned and operated CocoMotive Candy Company, a business specializing in the "corporate gift" market.

         Mr. Adams is not a director of any other public company at this time. There is no employment contract between Mr. Adams and the Company at this time.

         To the knowledge of management, one Form 3 has been filed late by the director and CEO of the Company.

Compliance with Section 16(a) Beneficial Ownership Reporting.

           Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and ten-percent or more beneficial owners of our common stock are required by SEC regulations to furnish Siclone Industries, Inc. with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.

ITEM 10. EXECUTIVE COMPENSATION

         The Company's officers and directors do not receive any compensation for services rendered, and have not received such compensation in the past. The current President is accruing compensation which is reflected on the books of the Company. Its officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein.

         The Company has not adopted any retirement, pension, profit sharing, stock options, insurance programs or other similar programs for the benefit of its employees.

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

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of the Company's last completed fiscal year):

                                                 Summary Compensation Table
                       Annual Compensation              Awards         Payouts
     Name and         Year      Salary       Bonus         Stock        Option          Non-Equity        All Other         Total
    Principal                     ($)         ($)         Awards        Awards        Incentive Plan       Compens           ($)
     Position                                               ($)          ($)           Compensatio          ation
                                                                                            n                ($)
                                                                                           ($)
Paul                2006         9,000        -0-           -0-          -0-               -0-               -0-            9,000
Adams,
Pres
                    2005          -0-         -0-           -0-          -0-               -0-               -0-             -0-
Paul
Adams,
Pres

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of December 31, 2006, by
(i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Title of Class          Name and Address                 Amount and Nature of             Percent of
                        Of Beneficial Owner              Beneficial                       Class
                                                          Ownership
Common                  Bradley S. Shepherd              10,200,000                       42.84%
                        6269 Jamestown Court
                        Salt Lake City, UT
                        84121
Common                  Officers and Directors            0                               0%
                        As a Group (one)
                        Paul Adams
                        378 North Main Street,
                        Suite 124
                        Layton, UT 84041

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

         During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits follow the signature page of this report.

Exhibit       Page      Description
No.           No.
3(i)          *         Articles of Incorporation

3(ii)         *         Bylaws 14 ** Code of Ethics

31.1         ***        Written Statement of Chief Executive Officer and Chief
                        Financial Officer with respect to compliance with
                        Section 302 of the Sarbanes-Oxley Act of 2002.

32.2         ***        Written Statement of Chief Executive Officer and Chief
                        Financial Officer with respect to compliance with
                        Section 13(a) or 15(d) of  the Securities Exchange
                        Act of 1934 and pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference. Filed as exhibit to Form 10SB12G filed April 19, 1999.

** Incorporated by reference. Filed as exhibit to Form 10KSB December 31, 2005 and shall not be deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

***  Filed as exhibits to this filing.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $9,858 and $6,750 respectively.

Audit-Related Fees

         The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

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

Dated: March 30, 2007              Siclone Industries, Inc.

                                   By: /s/ Paul Adams
                                   Paul Adams


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                          DATE

/s/ Paul Adams           President and Director
Paul Adams               (Principal Executive and
                         Financial Officer)              March 30, 2007

ITEM 7. FINANCIAL STATEMENTS


The following financial statements of the Company have been filed as part of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the Years ended December 31, 2006 and 2005 and for the Period from Inception on November 1, 1985 through December 31, 2006.

Statements of Stockholders' (Deficit) for the years ended December 31, 2006 and 2005 and for the Period from Inception on November 1, 1985 through December 31, 2006.

Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the Period from Inception on November 1, 1985 through December 31, 2006.

Notes to Financial Statements

                      Child, Van Wagoner & Bradshaw, PLLC
                      5296 South Commerce Drive, Suite 300
                        Salt Lake City, Utah 84107-5370
                            Telephone: (801)281-4700
                            Facsimile: (801)281-4701


             Report of Independent Registered Public Accounting Firm

Board of Directors
Siclone Industries, Inc.
(A Development Stage Company)
Layton, Utah

      We have audited the accompany balance sheet of Siclone Industries, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2005 and from inception on November 1, 1985 through December 31, 2005 were audited by other auditors whose report dated March 30, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
February 13, 2007

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                            December 31,            December 31,
                                                                                2006                    2005
                                                                       -------------------       ------------------
Current Assets
     Cash                                                              $                12       $                9
                                                                       -------------------       ------------------
         Total Current Assets                                          $                12       $                9
                                                                       ===================       ==================

         Liabilities and Stockholders' (Deficit)

Current Liabilities
     Accounts Payable                                                  $             3,000       $            4,568
     Accounts Payable - Related Party                                                9,000                        -
     Accrued Interest                                                               14,879                   10,787
     Notes Payable - Note 2                                                         55,223                   39,260
                                                                       -------------------       ------------------
          Total Current Liabilities                                                 82,102                   54,615
                                                                       -------------------       ------------------
Stockholders' (Deficit)

Preferred Stock: 5,000,000 shares authorized at $0.001
par value, 0 shares issued and outstanding
Common Stock; $.001 Par Value; 30,000,000 Shares
Authorized; 23,810,000 Shares Issued and Outstanding
as of December 31, 2006 and 2005, respectively                                      23,810                   23,810
   Additional Paid-In Capital                                                      583,693                  583,693
  Deficit Accumulated during the Development Stage                                (689,593)                (662,109)
                                                                       -------------------       ------------------
          Total Stockholders'(Deficit)                                             (82,090)                 (54,606)
                                                                       -------------------       ------------------
          Total Liabilities & Stockholders' (Deficit)                  $                12       $                9
                                                                       ===================       ==================

              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                From Inception
                                                                                 November 1,
                                                                                 1985 through
                                                 December 31,                    December 31,
                                          2006                2005                    2006
                                      -------------        -------------       ----------------
REVENUES                              $           -        $           -       $              -
EXPENSES                                    (27,484)             (13,339)              (689,593)
                                      -------------        -------------       ----------------
          NET LOSS                    $     (27,484)       $     (13,339)      $       (689,593)
                                      =============        =============       ================

NET (LOSS) PER SHARE:                 $       (0.00)       $       (0.00)
                                      =============        =============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       23,810,000           23,810,000
                                      =============        =============




              The accompanying notes are an integral part of these
                             financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT)
      For the Period From Inception (November 1, 1985) to December 31, 2006

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                    Additional            During
                                                         Common Stock                Paid-In            Development
                                                    Shares          Amount           Capital              Stage
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, November 1, 1985                                   -   $             -   $             -   $              -
Issuance of 500,000 shares of
 common stock to Officers and
 Directors for cash on November 1,
 1985 at $0.02 per share                              500,000               500             9,500                  -
Cancellation of 140,000 shares on
 February 7, 1985                                    (140,000)             (140)              140                  -
Cancellation of 300,000 shares on
 October 1, 1986                                     (300,000)             (300)              300                  -
Issuance of 1,000,000 shares of
 common stock to the public offered
 March 26, 1986 at $0.10 per share                  1,000,000             1,000            99,000                  -
 Deferred offering costs offset
 against additional paid-in capital                         -                 -           (18,678)                 -
Issuance of 10,700,000 shares of
 common stock October 10, 1986 at
 $0.05 per share                                   10,700,000            10,700           483,251                  -
Issuance of 50,000 shares for
 promotional services at $0.001 per
 share                                                 50,000                50                 -                  -
Accumulated losses from formation
 on November 1, 1985 through
 December 31, 1987                                          -                 -                 -           (502,196)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1987                         11,810,000            11,810           573,513           (502,196)
Net loss for the year ended
 December 31, 1988                                          -                 -                 -            (92,783)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1988                         11,810,000            11,810           573,513           (594,979)
Cash contributed to additional paid-
 in capital                                                 -                 -            10,180                  -
Net loss for the year ended
 December 31, 1989                                          -                 -                 -               (524)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1989                         11,810,000            11,810           583,693           (595,503)
Net loss for the year ended
 December 31, 1990                                          -                 -                 -                  -
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1990                         11,810,000            11,810           583,693           (595,503)
Net loss for the year ended
 December 31, 1991                                          -                 -                 -               (758)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1991                         11,810,000            11,810           583,693           (596,261)
Net loss for the year ended
 December 31, 1992                                          -                 -                 -               (651)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1992                         11,810,000            11,810           583,693           (596,912)
Issuance of 1,000,000 shares of
 common stock to officer for cash
 June 7, 1993 at $0.001 per share                   1,000,000             1,000                 -                  -
Net loss for the year ended
 December 31, 1993                                          -                 -                 -             (2,513)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1993                         12,810,000            12,810           583,693           (599,425)
Net loss for the year ended
 December 31, 1994                                          -                 -                 -                  -
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1994                         12,810,000            12,810           583,693           (599,425)




The accompanying notes are an integral part of these financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' (DEFICIT) (continued)
      For the Period From Inception (November 1, 1985) to December 31, 2006

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                    Additional            During
                                                         Common Stock                Paid-In            Development
                                                    Shares          Amount           Capital              Stage
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1994                         12,810,000   $        12,810   $       583,693   $       (599,425)
Issuance of 11,000,000 shares of
 common stock to officer for cash at
 $0.001 per share                                  11,000,000            11,000                 -                  -
Net loss for the year ended
 December 31, 1995                                          -                 -                 -               (438)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1995                         23,810,000            23,810           583,693           (599,863)
Net loss for the year ended
 December 31, 1996                                          -                 -                 -             (1,256)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1996                         23,810,000            23,810           583,693           (601,119)
Net loss for the year ended
 December 31, 1997                                          -                 -                 -             (1,373)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1997                         23,810,000            23,810           583,693           (602,492)
Net loss for the year ended
 December 31, 1998                                          -                 -                 -               (770)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1998                         23,810,000            23,810           583,693           (603,262)
Net loss for the year ended
 December 31, 1999                                          -                 -                 -             (9,343)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 1999                         23,810,000            23,810           583,693           (612,605)
Net loss for the year ended
 December 31, 2000                                          -                 -                 -             (5,451)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 2000                         23,810,000            23,810           583,693           (618,056)
Net Loss for Year Ended
 December 31, 2001                                          -                 -                 -             (4,959)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 2001                         23,810,000            23,810           583,693           (623,015)
Net Loss for Year Ended
 December 31, 2002                                          -                 -                 -             (7,862)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 2002                         23,810,000            23,810           583,693           (630,877)
Net Loss for Year Ended
 December 31, 2003                                          -                 -                 -             (7,804)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 2003                         23,810,000            23,810           583,693           (638,681)
Net Loss for Year Ended
 December 31, 2004                                          -                 -                 -            (10,089)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 2004                         23,810,000            23,810           583,693           (648,770)
Net Loss for Year Ended
 December 31, 2005                                          -                 -                 -            (13,339)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 2005                         23,810,000            23,810           583,693           (662,109)
Net Loss for Year Ended
 December 31, 2006                                          -                 -                 -            (27,484)
                                              ---------------   ---------------   ---------------   ----------------
BALANCE, December 31, 2006                         23,810,000   $        23,810   $       583,693   $       (689,593)
                                              ===============   ===============   ===============   ================


The accompanying notes are an integral part of these financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                            From
                                                                                                         Inception
                                                                                                        November 1,
                                                                          For the Years Ended           1985 through
                                                                             December 31,               December 31,
                                                                         2006               2005            2006
                                                                    ---------------   ----------------   ----------------
Cash Flows from Operating Activities:
   Net (Loss)                                                       $       (27,484)  $        (13,339)  $       (689,593)
Adjustments to Reconcile Net (Loss) to Net Cash Used
By Operating Activities:
   Common stock issued for services                                               -                  -                 50
Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable and payable                        7,432              3,728             12,000
 to related party
   Increase (decrease) in accrued interest related party                          -             (7,339)                 -
   Increase in accrued interest unrelated party                               4,092             10,787             14,879
                                                                    ---------------   ----------------   ----------------
      Net Cash (Used) by Operating Activities                               (15,960)            (6,163)          (662,664)
                                                                    ---------------   ----------------   ----------------
Cash Flows from Investing Activities                                              -                  -                  -
                                                                    ---------------   ----------------   ----------------
Cash Flows from Financing Activities
     Proceeds from unrelated parties                                         15,963              6,048             22,011
     Proceeds from related parties                                                -                  -             33,212
     Additional capital contributed                                               -                  -             10,180
     Stock offering costs                                                         -                  -            (18,678)
    Issuance of common stock for cash                                             -                  -            615,951
                                                                    ---------------   ----------------   ----------------
          Net Cash Provided By Financing Activities                          15,963              6,048            662,676
                                                                    ---------------   ----------------   ----------------
Increase  (Decrease) in Cash                                                      3               (115)                12
    Cash, Beginning of Period                                                     9                124                  -
                                                                    ---------------   ----------------   ----------------
     Cash, End of Period                                            $            12   $              9   $             12
                                                                    ===============   ================   ================
Cash Paid For:
     Interest                                                       $             -   $              -   $              -
     Income taxes                                                   $             -   $              -   $              -

Supplemental Disclosures of Non-cash
Financing Activities:
     Common stock issued for services                               $             -   $              -   $             50



The accompanying notes are an integral part of these financial statements.

                             SICLONE INDUSTRIES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2006 and 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Siclone Industries, Inc., ("the Company") was originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The Company changed its name to Accoline Industries, Inc. on November 5, 1986, and again changed its name to Siclone Industries, Inc. on May 24, 1988.

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

Cash and Cash Equivalents

Cash Equivalents include short term, highly liquid investments with maturities of three months or less at the time of acqusition.

Net Loss Per Share of Common Stock

Per share amounts have been computed based on the weighted average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of earnings per share since the inclusion of options and warrants would be anti-dilutive.

                             SICLONE INDUSTRIES INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (continued)
                           December 31, 2006 and 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005.

                                            2006               2005
                                      ---------------    ---------------
Deferred Tax Assets:
   NOL Carryover                      $        59,280    $        52,560
Deferred Tax Liabilities:
   Valuation Allowance                        (59,280)           (52,560)
                                      ---------------    ---------------
Net Deferred Tax Asset                $             -    $             -
                                      ===============    ===============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                             2006               2005
                                      ---------------    ---------------
Book Income                           $       (10,700)   $        (5,205)
Other                                               -                  -
Valuation Allowance                            10,700              5,205
                                      ---------------    ---------------
                                      $             -    $             -
                                      ===============    ===============

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (continued)
                           December 31, 2006 and 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

At December 31, 2006, the Company had net operating loss carryforwards of approximately $152,000 that may be offset against future taxable income from the year 2006 through 2026.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error corrections" (SFAS NO. 154"), which replaces APB Opinion No. 20, "Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS No. 154 is effective for fiscal years beginning after December 15, 2006. Management of the Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (continued)
                           December 31, 2006 and 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

NOTE 2: NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 consist of the following:

                               2006               2005
                           ------------      -------------

Notes Payable              $     55,223      $      39,260
                           ------------      -------------
Total                      $     55,223      $      39,260
                           ============      =============

Prior to May 2005, Bradley Shepherd, the former president, had advanced the Company approximately $36,412. During May 2005, Mr. Shepherd assigned that debt which was owed to him to an unrelated third party and executed a convertible promissory note. Interest in the amount of $3,639 has been accrued for the year ended December 31, 2006. The entire balance plus

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                  Notes to the Financial Statements (continued)
                           December 31, 2006 and 2005

NOTE 2: NOTES PAYABLE (continued)

accrued interest is due on demand. During 2005, the Company issued a second convertible promissory note to an unrelated third party in the amount of $2,848. Interest in the amount of $285 has been accrued for the year ended December 31, 2006.

During 2006, the Company issued to an unrelated third party convertible promissory notes in the following amounts: $2,000, $650, and $2,100 to the same party as the note in 2005. The Company also issued notes in the amount of $6,013 and $5,200 to another unrelated third party. Interest of approximately $168 on these notes has been accrued for the year ended December 31, 2006.

All notes are ten percent (10%) convertible promissory notes, convertible into shares of the Company's common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. All notes are due on demand.

NOTE 3: GOING CONCERN

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2006, the Company has a working capital deficit, of $82,090 and an accumulated deficit of $689,593. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.