Form 10QSB
period 2007-03-31
SICLONE INDUSTRIES INC
filed 2007-05-21
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2007

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


                                   23,810,000
              (Number of shares of common stock the registrant had
                         outstanding at March 31, 2007)

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and changes in its financial position from December 31, 2006 through March 31, 2007 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                             March 31         December 31,
                                                                              2007                 2006
                                                                          -------------       -------------
                                                                           (Unaudited)

CURRENT ASSETS
      Cash                                                                $          12       $          12
                                                                          -------------       -------------

         Total Current Assets                                             $          12       $          12
                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


      Accounts Payable                                                    $       6,598       $       3,000
      Account  payable - related party                                           12,000               9,000
      Notes Payable                                                              58,873              55,223
      Accrued interest payable                                                   16,329              14,879
                                                                          -------------       -------------

         Total Current Liabilities                                               93,800              82,102
                                                                          -------------       -------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock; $.001 par value, 5,000,000 shares  authorized,
       0 issued and outstanding                                                       -                   -

      Common Stock; $.001 Par Value ; 30,000,000 Shares Authorized;
       23,810,000 Shares Issued and Outstanding March 31, 2007 and
       December 31, 2006                                                         23,810              23,810
      Additional Paid-In Capital                                                583,693             583,693
      Accumulated Deficit                                                      (701,291)           (689,593)
                                                                          -------------       -------------

         Total Stockholders' Equity (Deficit)                                   (93,787)            (82,090)
                                                                          -------------       -------------

Total Liabilities & Stockholders' Equity (Deficit)                        $          12       $          12
                                                                          =============       =============

   The accompanying notes are an integral part of these financial statements.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                  From Inception
                                                                                                 November 1, 1985
                                                                         March 31,               through March 31,
                                                                  2007            2006                 2007
                                                              ------------    ------------     --------------------
REVENUES                                                      $          -    $          -     $                  -
EXPENSES                                                          (11,698)          (4,831)                (701,291)
                                                              ------------    ------------     --------------------

        NET LOSS                                              $    (11,698)   $     (4,831)    $           (701,291)
                                                              ============    ============     ====================

NET (LOSS) PER SHARE:                                         $      (0.00)   $      (0.00)
                                                              ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   23,810,000      23,810,000
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

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                    From Inception
                                                               For the Three Months Ended        November 1, 1985
                                                                        March 31,                through March 31,
                                                                 2007            2006                  2007
                                                              ------------    ------------     --------------------
Cash Flows from Operating Activities:
   Net (Loss)                                                 $    (11,698)   $     (4,831)    $           (701,291)

Adjustments to Reconcile Net (Loss) to Net Cash
  used by Operating Activities:
   Common stock issued for services                                      -               -                       50

Changes in Operating Assets and Liabilities:
   Increase in accounts payable                                      6,598           3,854                   18,598
   Increase in accrued interest unrelated party                      1,450             968                   16,329
                                                              ------------    ------------     --------------------

      Net Cash (Used) by Operating Activities                       (3,650)             (9)                (666,314)
                                                              ------------    ------------     --------------------

Cash Flows from Investing Activities:                                    -               -                        -
                                                              ------------    ------------     --------------------

Cash Flows from Financing Activities:
      Proceeds from unrelated parties                                3,650               -                   22,461
      Proceeds from related parties                                      -               -                   36,412
      Additional capital contributed                                     -               -                   10,180
      Stock offering costs                                               -               -                  (18,678)
      Issuance of common stock for cash                                  -               -                  615,951
                                                              ------------    ------------     --------------------

      Net Cash Provided By Financing Activities                      3,650               -                  666,326
                                                              ------------    ------------     --------------------

Increase  (Decrease) in Cash                                             -              (9)                      12
         Cash, Beginning of Period                                      12               9                        -
                                                              ------------    ------------     --------------------

         Cash, End of Period                                  $         12    $         -      $                 12
                                                              ============    ============     ====================

Cash Paid For:
     Interest                                                 $          -    $          -     $                  -
     Income taxes                                             $          -    $          -     $                  -

Supplemental Disclosures of Non-cash
     Financing Activities:
     Common stock issued for services                         $          -    $          -     $                 50

                   The accompanying notes are an integral part
                          of these financial statements

                            SICLONE INDUSTRIES,, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2007


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company's filings with the Securities and Exchange Commission.


Description of Business

         Siclone Industries, Inc. was originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The Company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

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

         The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of their business judgment. There is no assurance that it will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

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

Results of Operations for the Three-Month Period Ended March 31, 2007 and 2006

         The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three-month period ended March 31, 2007 were $11,698 compared to expenses of $4,831, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $11,698 for the three-month period ended March 31, 2007, compared to a net loss of $4,831 for the three-month period ended March 31, 2006.

Liquidity and Capital Resources

         At March 31, 2007, the Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At a minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at March 31, 2007 were $93,799 consisting of $18,597 in accounts payable, $58,873 in notes payable to an unrelated third party and $16,329 in accrued interest.

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

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management, including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of March 31, 2007 for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls over financial reporting. There were not any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or are reasonably likely to materially affect, or significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

Date: May 18, 2007                  SICLONE INDUSTRIES, INC.


                                    By /s/ Paul Adams
                                      Paul Adams, President