Form 10QSB
period 2007-06-30
SICLONE INDUSTRIES INC
filed 2007-08-20
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2007

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
                                                       --------------

                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
                                                   Yes X   No
                                                      ---    ----

and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes X    No
                                                      ----    ----

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).
                                                  Yes  X   No
                                                      ---    ----


                                     175,074
                (Number of shares of common stock the registrant
                        had outstanding at June 30, 2007)

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and changes in its financial position from December 31, 2006 through June 30, 2007 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                              June 30,        December 31,
                                                                              2007                 2006
                                                                        ----------------    ----------------
                                                                           (Unaudited)

CURRENT ASSETS
      Cash                                                              $             (6)   $             12
                                                                        ----------------    ----------------

         Total Current Assets                                           $             (6)   $             12
                                                                        ================    ================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable                                                  $          7,503    $          3,000
      Account  payable - related
      party                                                                       15,000               9,000
      Notes Payable                                                               62,373              55,223
      Accrued interest payable                                                    17,861              14,879
                                                                        ----------------    ----------------

         Total Current Liabilities                                               102,737              82,102
                                                                        ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock; $.001 par value, 5,000,000 shares  authorized,
      0 issued and outstanding                                                         -                    -

      Common Stock; $.001 Par Value ; 100,000,000 Shares Authorized;
      175,074 Shares Issued and Outstanding June 30, 2007 and
      December 31, 2006                                                              175                 175

      Additional Paid-In Capital                                                 607,328             607,328

      Accumulated Deficit                                                       (710,246)           (689,593)
                                                                        ----------------    ----------------

         Total Stockholders' Equity (Deficit)                                   (102,743)            (82,090)
                                                                        ----------------    ----------------

Total Liabilities & Stockholders' Equity (Deficit)                      $             (6)   $             12
                                                                        ================    ================

   The accompanying notes are an integral part of these financial statements.
                                       3

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                            From Inception
                                                                                                             (November 1,
                                               For the Three Months Ended      For the Six Months Ended      1985) through
                                                June 30,        June 30,       June 30,        June 30,         June 30,
                                                   2007            2006            2007            2006          2007
                                             -------------   ------------     ------------    ----------    ------------
REVENUES                                     $           -   $          -     $          -    $        -    $          -
                                             -------------   ------------     ------------    ----------    ------------

EXPENSES                                             8,955          7,458           20,653        12,289         710,246
                                             -------------   ------------     ------------    ----------    ------------

        NET LOSS                             $      (8,955)  $     (7,458)    $    (20,653)   $  (12,289)   $   (710,246)
                                             =============   ============     ============    ==========    ============



NET (LOSS) PER SHARE:                        $       (0.05)  $      (0.04)    $      (0.12)   $    (0.07)
                                             =============   ============     ============    ==========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
                                                   175,074        175,074          175,074       175,074
                                             =============   ============     ============    ==========







   The accompanying notes are an integral part of these financial statements.
                                       4

                            SICLONE INDUSTRIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                    From Inception
                                                                                                     (November 1,
                                                                      For the Six Months Ended       1985) through
                                                                              June 30,                  June 30,
                                                                         2007           2006              2007
                                                                    ------------    ------------    --------------
Cash Flows from Operating Activities:
   Net (Loss)                                                       $    (20,653)   $    (12,289)        $(710,246)

Adjustments to Reconcile Net (Loss) to Net Cash used by Operating
Activities:
   Common stock issued for services                                              -              -               50

Changes in Operating Assets and Liabilities:
   Increase in accounts payable                                            7,503           7,334            19,503
   Increase in accrued interest unrelated party                            2,982           4,946            17,861
                                                                    ------------    ------------    --------------

      Net Cash (Used) by Operating Activities                            (10,168)             (9)         (672,832)
                                                                    ------------    ------------    --------------

Cash Flows from Investing Activities:                                          -               -                 -
                                                                    ------------    ------------    --------------

Cash Flows from Financing Activities:

      Proceeds from unrelated parties                                      7,150               -            25,961
      Proceeds from related parties                                        3,000               -            39,412
      Additional capital contributed                                           -               -            10,180
      Stock offering costs                                                     -               -           (18,678)
      Issuance of common stock for cash                                        -               -           615,951
                                                                    ------------    ------------    --------------

         Net Cash Provided By Financing Activities                        10,150               -           672,826
                                                                    ------------    ------------    --------------

Increase  (Decrease) in Cash                                                 (18)             (9)               (6)
         Cash, Beginning of Period                                            12               9                 -
                                                                    ------------    ------------    --------------

         Cash, End of Period                                        $         (6)   $          -    $           (6)
                                                                    ============    ============    ==============

Cash Paid For:
     Interest                                                       $          -    $          -    $            -
     Income taxes                                                   $          -    $          -    $            -

Supplemental Disclosures of Non-cash
     Financing Activities:
     Common stock issued for services                               $          -    $          -    $           50

    The accompanying notes are an integral part of these financial statements
                                       5

                            SICLONE INDUSTRIES,, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2007 and December 31, 2006


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007.

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


NOTE 3 - SUBSEQUENT EVENTS

On July 5th, 2007 the Company changed its authorized common shares from 30,000,000 to 100,000,000. Also, on July 5th, 2007 the Company issued a reverse split of its common stock on a basis of 1 for 136, however it did not reverse any stock certificate that is currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares. This change created a new symbol which is now SICL.

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

Results of Operations for the Three-Month Period Ended June 30, 2007 and 2006

         The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three-month period ended June 30, 2007 were $8,955 compared to expenses of $7,458, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.
Results of Operations for the Six-Month Period Ended June 30, 2007 and 2006

         Expenses for the six-month period ended June 30, 2007 were $20,653 compared to expenses of $12,289, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

         As a result of the foregoing factors, the Company realized a net loss of $20,653 for the six-month period ended June 30, 2007, compared to a net loss of $12,289 for the six-month period ended June 30, 2006.

Liquidity and Capital Resources

         At June 30, 2007, the Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At a minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at June 30, 2007 were $102,737 consisting of $22,503 in accounts payable, $62,373 in notes payable to an unrelated third party and $17,861 in accrued interest.

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


ITEM 3 - CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2006, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2007 for the purposes set forth in the definition in Exchange Act rules.

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

Date: August 20, 2007              SICLONE INDUSTRIES, INC.


                                            By /s/ Paul Adams