Form 10QSB
period 2007-09-30
SICLONE INDUSTRIES INC
filed 2007-11-19
CIK 1083446

                SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) Of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2007

Commission File Number:          000-25809

Siclone Industries, Inc.

(Exact name of registrant as specified in its charter)

                ______________

                State or other jurisdiction of incorporation or organization:Delaware

                IRS EmployerIdentification No.:87-0426999

378 North Main, #124; Layton, Utah 84041

(Address of principal executive offices)

Registrant’s telephone number including area code: (801) 497-9075

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes ☒ No ☐

and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

10,175,074

(Number of shares of common stock the registrant had outstanding at November 15, 2007)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and changes in its financial position from December 31, 2006 through September 30, 2007 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheets

	September 30 2007 (Unaudited)	December 31, 2006
CURRENT ASSETS
Cash	$ -	$ 12
Total Current Assets	$ -	$ 12

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable Account payable – related party	$ 6,471 17,000	$ 3,000 9,000
Notes Payable	64,823	55,223
Accrued interest payable	19,545	14,879
Total Current Liabilities	107,839	82,102
STOCKHOLDERS’ (DEFICIT)
Preferred stock; $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock; $.001 Par Value ; 100,000,000 Shares Authorized; 10,175,074 Shares Issued and Outstanding September 30, 2007 and December 31, 2006	10,175	175
Additional Paid-In Capital	598,328	607,328
Accumulated Deficit	(716,342)	(689,593)
Total Stockholders’ (Deficit)	(107,839)	(82,090)

Total Liabilities & Stockholders’ Deficit	$ -	$ 12
The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception November 1, 1985 through September 30, 2007
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES	6,096	7,209	26,749	19,498	713,342
NET LOSS	$ (6,096)	$ (7,209)	$ (26,749)	$ (19,498)	$(713,342)

NET (LOSS) PER SHARE:	$ (0.00	$ (0.04)	$ (0.05)	$ (0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,370,726	175,074	578,004	175,074

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

Cash Flows from Operating Activities:	For the Nine Months Ended September 30, 2007 2006		From Inception November 1, 1985 through September 30, 2007
Net (Loss)	$ (26,749)	$ (19,498)	$ (713,342)
Adjustments to Reconcile Net (Loss) to Net Cash used by Operating Activities:
Common stock issued for services	-	-	50
Changes in Operating Assets and Liabilities:
Increase in accounts payable	3,471	5,765	14,471

Increase in accrued interest unrelated party	4,666	8,986	19,545
Net Cash (Used) by Operating Activities	(18,612)	(4,747)	(679,276)
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Proceeds from unrelated parties	9,600	4,750	26,411
Proceeds from related parties	9,000	-	45,412
Additional capital contributed	-	-	10,180
Stock offering costs	-	-	(18,678)
Issuance of common stock for cash	-	-	615,951
Net Cash Provided By Financing Activities	18,600	4,750	679,276
Increase (Decrease) in Cash	(12)	3	-
Cash, Beginning of Period	12	9	-

Cash, End of Period	$ -	$ 12	$ -
Cash Paid For: Interest Income taxes	$ - $ -	$ - $ -	$ - $ -
Supplemental Disclosures of Non-cash Financing Activities: Common stock issued for services/debt reduction	$1,000	$ -	$ 50

The accompanying notes are an integral part of these financial statements

SICLONE INDUSTRIES,, INC.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the period ending December 31, 2007.

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

NOTE 3 – COMMON STOCK ITEMS

On July 5th, 2007 the Company changed its authorized common shares from 30,000,000 to 100,000,000. Also, on July 5th, 2007 the Company issued a reverse split of its common stock on a basis of 1 for 136, however it did not reverse any stock certificate that is currently less than 100 shares or reverse any certificate more than 100 shares to an amount below 100 shares. This change created a new symbol which is now SICL. During the quarter, the Company issued 10,000,000 shares to its President to reduce a liability to him in the amount of $1,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

The following discussion highlights the Company’s performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company’s filings with the Securities and Exchange Commission.

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

The Company’s activities are subject to several significant risks which arise primarily as a result of the fact that it has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of its shareholders.

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

The Company will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although management does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the Company’s best interests. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

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

Results of Operations for the Three-Month Period Ended September 30, 2007 and 2006

The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three-month period ended September 30, 2007 were $6,096 compared to expenses of $7,209, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company’s public filings.

Results of Operations for the Nine-Month Period Ended September 30, 2007 and 2006

The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the nine-month period ended September 30, 2007 were $26,749 compared to expenses of $19,498, during the same period in 2006. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company’s public filings.

               As a result of the foregoing factors, the Company realized a net loss of $26,749 for the nine-month period ended September 30, 2007, compared to a net loss of $19,498 for the nine-month period ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, the Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At a minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.             Total liabilities at September 30, 2007 were $107,839 consisting of $23,471 in accounts payable, $64,823 in notes payable to an unrelated third party and $19,545 in accrued interest.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company’s management including its principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) in connection with the Annual Report on Form 10-KSB as of December 31, 2006, have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2007 for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were not any significant changes in the Company’s internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, or significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

2). Form 8-K’s filed during the period covered by this report:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Date: November 16, 2007	SICLONE INDUSTRIES, INC.

By /s/ Paul Adams