Form 10KSB
period 2007-12-31
SICLONE INDUSTRIES INC
filed 2008-04-17
CIK 1083446

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. ☒ Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). ☒

Revenue for the year ended December 31, 2007: $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of April 11, 2008 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant’s Securities. The Registrant does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Registrant's Common Stock at April 11, 2008, of $0.0001 per share, the market value of shares held by nonaffiliates would be $2,381.

As of April 11, 2008, the number of shares outstanding of the Registrant's Common Stock was 10,196,930.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

Transitional Small Business Disclosure Format (Check One) Yes []; No ☒

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Siclone Industries, Inc., (“the Company”) originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The Company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

The Company currently has no active business operations and is considered a development stage company.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. It will not restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company’s management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

The Company’s activities are subject to several significant risks which arise primarily as a result of the fact that it has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

To the best of management’s knowledge no legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of its officers, directors or affiliates are parties against the Company or have any material interests in actions that are adverse to its interests.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SICL". As of April 11, 2008, the Company had approximately 281 stockholders of record.

The following table represents the range of the high and low bid prices of the Company’s stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a stockholder may be able to liquidate his investment without considerable delay, if at all.

On April 11, 2008 the current bid price was $0.0001, which does not take into account any retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year	Quarter Ended	High	Low
2006	March 31 June 30 September 30 December 31	$0.0001 .0001 .0001 .0001	$0.0001 .0001 .0001 .0001
2007	March 31 June 30 September 30 December 31	$0.0001 .0001 .0001 .0001	$0.0001 .0001 .0001 .0001

The Company’s shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer’s net tangible assets. The Company’s shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

Dividends.

There has not been an active market for the Company’s stock since 1990. The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The present intention of management is to utilize all available funds for the development of the Company's business. The Company’s ability to pay dividends is subject to limitations imposed by Delaware law. Under Delaware law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company’s filings with the Security and Exchange Commission.

Results of Operations

Years Ended December 31, 2007 and 2006

The Company did not generate any revenues for the years ending December 31, 2007 and 2006. General and administrative expenses for the year ended December 31, 2007 were $30,170 compared to expenses of $23,392 during 2006. Expenses during both years consisted mainly of professional, legal and accounting costs related to its public filings. Interest expense for the years ended December 31, 2007 and 2006 was $6,481 and $4,092, respectively.

The Company incurred a net loss for the fiscal year ended December 31, 2007 of $36,651 as compared to a net loss of $27,484 for the fiscal year ended December 31, 2006. At December 31, 2007, the Company had a retained deficit of $726,244 and negative working capital of $117,741. These factors create substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2007 our total assets were $0. Total liabilities at December 31, 2007 were $117,741 consisting of $9,070 in accounts payable, $20,000 in accrued expenses, and $67,323 in convertible note payables, and $21,348 in accrued interest payable.

Need for Additional Financing for Growth

The Company has a negative working capital and has to rely on loans from management and stockholders to fund ongoing expenses. There is no assurance the Company will be able to obtain additional financing. Future financing will likely dilute current stockholders. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

The Company's ability to meet any future debt service obligations will be dependent upon the Company's future performance, which will be subject to its future acquisitions and/or mergers, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

Plan of Operation

Management intends to actively seek business opportunities during the next twelve months. If management identifies a suitable business opportunity during the next year the Company’s need for capital may change dramatically. Should it require additional capital, it may seek additional advances from officers, sell common stock or find other forms of debt financing. The Company has not identified any business opportunities and there can be no assurance that it will identify a business venture suitable for acquisition in the future. In addition, the Company cannot assure that it will be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Management’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate the Company’s commitment to maintaining ethical reporting and business practices, it has recently filed a Code of Ethics and Business Conduct.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended December 31, 2007, the Company has no changes or disagreements on the accounting and financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company’s disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Directors and Executive Officers

Name	Age (2006)	Director Since	Position with the Company
Paul Adams 378 North Main Street, Suite 124 Layton, Utah 84041	48	May 2005	President, CEO and Director

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3

Paul Adams, Director. From approximately 1992 to present, Mr. Adams has primarily been involved in manufacturing and retail sales in the sports fishing industry as the owner of his own business. Since 2000, he has owned and operated Coco Motive Candy Company, a business specializing in the “corporate gift” market.

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

ITEM 10. EXECUTIVE COMPENSATION

The Company’s officers and directors do not receive any compensation for services rendered, and have not received such compensation in the past. The current President is accruing compensation which is reflected on the books of the Company. Its officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.

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

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Company’s last completed fiscal year):

Summary Compensation Table
	Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)	Total ($)
Paul Adams, President	2007	12,000	-	-	-	-	-	12,000
	2006	9,000	-	-	-	-	-	9,000
	2005	-	-	-	-	-	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of December 31, 2007, by (i) each director of the Company, (ii) each named executive officer in the Summary Compensation Table, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Officers and Directors As a Group (one) Paul Adams 378 North Main Street, Suite 124 Layton, UT 84041	10,000,000	98%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits follow the signature page of this report.

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation
3(ii)	*	Bylaws
14	**	Code of Ethics
31.1		Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.2

Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. §1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference. Filed as exhibit to Form 10SB12G filed April 19, 1999.

** Incorporated by reference. Filed as exhibit to Form 10KSB December 31, 2006 and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $8,660 and $9,858 respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $0 and $500, respectively.

All Other Fees

The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2008	Siclone Industries, Inc.

By: /s/ Paul Adams

Paul Adams

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul Adams	President and Director
Paul Adams	(Principal Executive and
Financial Officer)	April 11, 2008

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company have been filed as part of this report:

Page
Report of Independent Registered Public Accounting Firm	15
Balance Sheets as of December 31, 2007 and 2006	16
Statements of Operations for the Years ended December 31, 2007 and 2006 and for the Period from Inception on November 1, 1985 through December 31, 2007	17
Statements of Stockholders' (Deficit) for the Period from Inception on November 1, 1985 through December 31, 2007	18-20
Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the Period from Inception on November 1, 1985 through December 31, 2007	21
Notes to Financial Statements	22-25

Report of Independent Registered Public Accounting Firm

Board of Directors

Siclone Industries, Inc.

(A Development Stage Company)

Layton, Utah

We have audited the accompany balance sheets of Siclone Industries, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siclone Industries, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States pf America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has no operating capital, which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 11, 2008

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
Current Assets
Cash	$ -	$ 12
Total Current Assets	$ -	$ 12

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts Payable	$ 9,070	$ 3,000
Accounts Payable - Related Party	20,000	9,000
Accrued Interest	21,348	14,879
Notes Payable - Note 2	67,323	55,223
Total Current Liabilities	117,741	82,102
Stockholders’ (Deficit)
Preferred Stock: 5,000,000 shares authorized at $0.001 par value, 0 shares issued and outstanding
Common Stock; $.001 Par Value; 100,000,000 Shares Authorized; 10,196,930 and 175,074 shares Issued and Outstanding, respectively	10,197	175
Additional Paid-In Capital	598,306	607,328
Deficit Accumulated during the Development Stage	(726,244)	(689,593)
Total Stockholders’(Deficit)	(117,741)	(82,090)
Total Liabilities & Stockholders’ (Deficit)	$ -	$ 12

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	December 31, 2007	December 31, 2006	From Inception November 1, 1985 through December 31, 2007
REVENUES	$ -	$ -	$ -

EXPENSES	(36,651)	(27,484)	(726,244)
NET LOSS	$ (36,651)	$ (27,484)	$ (726,244)

NET (LOSS) PER SHARE:	$ (0.01)	$ (0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,996,992	175,074

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Period From Inception (November 1, 1985) to December 31, 2007

	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During Development Stage
BALANCE, November 1, 1985	-	$ -	$ -	$ -
Issuance of 500,000 shares of common stock to Officers and Directors for cash on November 1, 1985 at $0.02 per share	500,000	500	9,500	-
Cancellation of 140,000 shares on February 7, 1985	(140,000)	(140)	140	-
Cancellation of 300,000 shares on October 1, 1986	(300,000)	(300)	300	-
Issuance of 1,000,000 shares of common stock to the public offered March 26, 1986 at $0.10 per share	1,000,000	1,000	99,000	-
Deferred offering costs offset against additional paid-in capital	-	-	(18,678)	-
Issuance of 10,700,000 shares of common stock October 10, 1986 at $0.05 per share	10,700,000	10,700	483,251	-
Issuance of 50,000 shares for promotional services at $0.001 per share	50,000	50	-	-
Accumulated losses from formation on November 1, 1985 through December 31, 1987	-	-	-	(502,196)
BALANCE, December 31, 1987	11,810,000	11,810	573,513	(502,196)
Net loss for the year ended December 31, 1988	-	-	-	(92,783)
BALANCE, December 31, 1988	11,810,000	11,810	573,513	(594,979)
Cash contributed to additional paid-in capital	-	-	10,180	-
Net loss for the year ended December 31, 1989	-	-	-	(524)
BALANCE, December 31, 1989	11,810,000	11,810	583,693	(595,503)

Net loss for the year ended December 31, 1990	-	-	-	-
BALANCE, December 31, 1990	11,810,000	11,810	583,693	(595,503)
Net loss for the year ended December 31, 1991	-	-	-	(758)
BALANCE, December 31, 1991	11,810,000	11,810	583,693	(596,261)
Net loss for the year ended December 31, 1992	-	-	-	(651)
BALANCE, December 31, 1992	11,810,000	11,810	583,693	(596,912)
Issuance of 1,000,000 shares of common stock to officer for cash June 7, 1993 at $0.001 per share	1,000,000	1,000	-	-
Net loss for the year ended December 31, 1993	-	-	-	(2,513)
BALANCE, December 31, 1993	12,810,000	12,810	583,693	(599,425)
Net loss for the year ended December 31, 1994	-	-	-	-
BALANCE, December 31, 1994	12,810,000	12,810	583,693	(599,425)
Issuance of 11,000,000 shares of common stock to officer for cash at $0.001 per share	11,000,000	11,000	-	-
Net loss for the year ended December 31, 1995	-	-	-	(438)
BALANCE, December 31, 1995	23,810,000	23,810	583,693	(599,863)
Net loss for the year ended December 31, 1996	-	-	-	(1,256)
BALANCE, December 31, 1996	23,810,000	23,810	583,693	(601,119)
Net loss for the year ended December 31, 1997	-	-	-	(1,373)
BALANCE, December 31, 1997	23,810,000	23,810	583,693	(602,492)
Net loss for the year ended December 31, 1998	-	-	-	(770)
BALANCE, December 31, 1998	23,810,000	23,810	583,693	(603,262)
Net loss for the year ended December 31, 1999	-	-	-	(9,343)
BALANCE, December 31, 1999	23,810,000	23,810	583,693	(612,605)
Net loss for the year ended December 31, 2000	-	-	-	(5,451)

BALANCE, December 31, 2000	23,810,000	23,810	583,693	(618,056)
Net Loss for Year Ended December 31, 2001	-	-	-	(4,959)
BALANCE, December 31, 2001	23,810,000	23,810	583,693	(623,015)
Net Loss for Year Ended December 31, 2002	-	-	-	(7,862)
BALANCE, December 31, 2002	23,810,000	23,810	583,693	(630,877)
Net Loss for Year Ended December 31, 2003	-	-	-	(7,804)
BALANCE, December 31, 2003	23,810,000	23,810	583,693	(638,681)
Net Loss for Year Ended December 31, 2004	-	-	-	(10,089)
BALANCE, December 31, 2004	23,810,000	23,810	583,693	(648,770)
Net Loss for Year Ended December 31, 2005	-	-	-	(13,339)
BALANCE, December 31, 2005	23,810,000	23,810	583,693	(662,109)
Reverse Stock Split Net Loss for Year Ended December 31, 2006	(23,634,926) -	(23,635) -	23,635 -	- (27,484)

BALANCE, December 31, 2006

Rounding due to reverse split

Issuance of 10,000,000 shares of common stock to officer for cash at $0.001 per share

Net Loss for Year Ended December

31,2007

BALANCE at December 31, 2007

	175,074 21,856 10,000,000 - 10,196,930	175 22 10,000 - $ 10,197	607,328 (22) (9,000) - $ 598,306	(689,593) - (36,651) $ (726,244)

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities:	For the Years Ended December 31, 2007 2006		From Inception November 1, 1985 through December 31, 2007
Net (Loss)	$ (36,651)	$ (27,484)	$ (726,244)
Adjustments to Reconcile Net (Loss) to Net Cash Used By Operating Activities:
Common stock issued for services	-	-	50
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and payable to related party	17,070	7,432	29,070
Increase (decrease) in accrued interest related party	-	-	-
Increase in accrued interest unrelated party	6,469	4,092	21,348
Net Cash (Used) by Operating Activities	(13,112)	(15,960)	(675,776)
Cash Flows from Investing Activities	-	-	-
Cash Flows from Financing Activities
Proceeds from unrelated parties	13,100	15,963	35,111
Proceeds from related parties	-	-	33,212
Additional capital contributed	-	-	10,180
Stock offering costs	-	-	(18,678)
Issuance of common stock	-	-	615,951
Net Cash Provided By Financing Activities	13,100	15,963	675,776
Increase (Decrease) in Cash	(12)	3	-
Cash, Beginning of Period	12	9	-
Cash, End of Period	$ -	$ 12	$ -
Cash Paid For: Interest Income taxes	$ - $ -	$ - $ -	$ - $ -
Supplemental Disclosures of Non-cash Financing Activities: Common stock issued for liability reduction	$ 1,000	$ -	$ 1,050

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Siclone Industries, Inc., (“the Company”) originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The Company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.

The Company has not had active business operations since inception and is considered a development stage company.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. It will not restrict its search to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company’s management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

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

SICLONE INDUSTRIES INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006.

	2007	2006
Deferred Tax Assets: NOL Carryover	$ 71,680	$ 59,280
Deferred Tax Liabilities: Valuation Allowance	(71,680)	(59,280)
Net Deferred Tax Asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2007	2006
Book Income Other Valuation Allowance	$ (12,400) - 12,400	$ (10,700) - 10,700
	$ -	$ -

At December 31, 2007, the Company had net operating loss carryforwards of approximately $188,000 that may be offset against future taxable income from the year 2007 through 2026.

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

SICLONE INDUSTRIES INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning January 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

NOTE 2: NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 consist of the following:

	2007	2006
Notes Payable	$ 67,323	$ 55,223
Total	$ 67,323	$ 55,223

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 2: NOTES PAYABLE (continued)

Prior to May 2005, Bradley Shepherd, the former president, had advanced the Company approximately $36,412. During May 2005, Mr. Shepherd assigned that debt which was owed to him to an unrelated third party and executed a convertible promissory note. Interest in the amount of $3,639 has been accrued for the year ended December 31, 2007. The entire balance plus accrued interest is due on demand. During 2005, the Company issued a second convertible promissory note to an unrelated third party in the amount of $2,848. Interest in the amount of $285 has been accrued for the year ended December 31, 2007.

During 2006, the Company issued to an unrelated third party convertible promissory notes in the following amounts: $2,000, $650, and $2,100 to the same party as the note in 2005. The Company also issued notes in the amount of $6,013 and $5,200 to another unrelated third party.

Interest of approximately $168 on these notes has been accrued for the year ended December 31, 2006.

All notes are ten percent (10%) convertible promissory notes, convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. All notes are due on demand.

During 2007, the Company issued ten unrelated third party convertible promissory notes for a total of $12,100. Interest of approximately $947 on these notes has been accrued for the year ended December 31, 2007.

All notes are eighteen percent (18%) convertible promissory notes, convertible into shares of the Company’s common stock at the conversion price of par value per share, provided such conversion does not result in the issuance of control to any one person. All notes are due on demand.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2007, the Company has a working capital deficit, of $117,741 and an accumulated deficit of $726,244. Based upon the Company's plan of operation, the Company estimates that existing resources will not be sufficient to fund the Company's working capital deficit. The Company is actively seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, the Company will be forced to further scale back operations, which would have an adverse effect on the Company's financial condition and results of operation.