Form 10-Q
period 2008-03-31
SICLONE INDUSTRIES INC
filed 2008-05-20
CIK 1083446

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2008

Commission File Number: 000-25809

Siclone Industries, Inc.

(Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization:	Delaware

IRS Employer	Identification No.:	87-0426999

378 North Main, #124; Layton, Utah 84041

(Address of principal executive offices)

Registrant's telephone number including area code:	(801) 273-9300

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated filer

Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act).            Yes X No ___

14,596,930

(Number of shares of common stock the registrant had as of May 15, 2008)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and changes in its financial position from December 31, 2007 through March 31, 2008 have been made. The results of its operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

3

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Balance Sheets

	March 31 2008 (Unaudited)	December 31, 2007
CURRENT ASSETS
Cash	$ -	$ -
Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts Payable Accounts Payable – Related Party	$ 7,599 23,000	$ 9,070 20,000
Notes Payable	-	67,323
Accrued interest payable	-	21,348
Total Current Liabilities	30,599	117,741
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $.001 par value, 5,000,000 shares authorized, 0 issued and outstanding	-	-
Common Stock; $.001 Par Value; 100,000,000 Shares Authorized; 14,596,930 and 10,196,930 Shares Issued and Outstanding March 31, 2008 and December 31, 2007, respectively.	14,597	10,197
Additional Paid-In Capital	688,910	598,306
Accumulated Deficit	(734,106)	(726,244)
Total Stockholders’ Equity (Deficit)	(30,599)	(117,741)
Total Liabilities & Stockholders’ Equity	$ -	$ -
The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	March 31, 2008	March 31, 2007	From Inception November 1, 1988 through March 31, 2008
REVENUES	$ -	$ -	$ -

EXPENSES	(7,862)	(11,698)	(734,106)
NET LOSS	$ (7,862)	$ (11,698)	$ (734,106)

NET (LOSS) PER SHARE:	$ (0.001)	$ (0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,245,282	175,074

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

Cash Flows from Operating Activities:	For the Three Months Ended March 31, 2008 2007		From Inception November 1, 1988 through March 31, 2008
Net (Loss)	$ (7,862)	$ (11,698)	$ (734,106)
Adjustments to Reconcile Net (Loss) to Net Cash From Operating Activities:
Common stock issued for services Forgiveness of Debt	- (2,000)	-	50 (2,000)
Changes in Operating Assets and Liabilities:
Increase in accounts payable	2,530	6,598	31,600

Increase in accrued interest unrelated party	1,882	1,450	23,230
Net Cash (Used) by Operating Activities	(5,450)	(3,650)	(681,226)
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Proceeds from unrelated parties	5,450	3,650	39,561
Proceeds from related parties	-	-	33,212
Additional capital contributed	-	-	10,180
Stock offering costs	-	-	(18,678)
Issuance of common stock for cash	-	-	616,951
Net Cash Provided By Financing Activities	5,450	3,650	681,226
Increase (Decrease) in Cash	-	-	-
Cash, Beginning of Period	-	12	-
Cash, End of Period	$ -	$ 12	$ -

Cash Paid For: Interest Income taxes	$ - $ -	$ - $ -	$ - $ -
Supplemental Disclosures of Non-cash Financing Activities: Common stock issued for services	$ -	$ -	$ 50

During the quarter ended March 31, 2008, various creditors exchanged liabilities in the amount of $95,004 for 4,400,000 shares of common stock.

The accompanying notes are an integral part of these financial statements.

SICLONE INDUSTRIES,, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008 and December 31, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB of Siclone Industries, Inc. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the period ending December 31, 2008.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – DEBT CONVERSION

During the quarter various creditors accepted 4,400,000 restricted shares of the company’s common stock to cancel $95,004 of liabilities owed to various creditors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights the Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report. Certain statements contained herein may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in the Company’s filings with the Security and Exchange Commission

Description of Business

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

Results of Operations for the Three-Month Period Ended March 31, 2008 and 2007

The Company has not generated any revenues since its inception on November 1, 1985. Expenses for the three-month period ended March 31, 2008 were $7,862 compared to expenses of $11,698, during the same period in 2007. Expenses during both periods consisted mainly of accrued interest and professional, legal and accounting costs related to the Company's public filings.

As a result of the foregoing factors, the Company realized a net loss of $7,862 for the three-month period ended March 31, 2008, compared to a net loss of $11,968 for the three-month period ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2008, the Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. Total liabilities at March 31, 2008 were $30,599 consisting of $30,599 in accounts payable.

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

On March 31, 2008 the company settled debt and accrued interest of $95,004 by issuing 4,400,,000 restricted shares of common stock. As part of this transaction the company recorded forgiveness of debt in the amount of $2,000.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK.

Not applicable.

ITEM 4T - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings ................................................None

ITEM 1A.	Risk Factors. ......................................................Not Applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2008 the company settled debt and accrued interest of $95,004 by issuing 4,400,,000 restricted shares of common stock. These shares were issued in a private transaction and are exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933 as amended.

ITEM 3.	Defaults Upon Senior Securities.................................None

ITEM 4.	Submission of Matters to a Vote of Security Holders.........None

ITEM 5.	Other Information...................................................None

ITEM 6.	Exhibits and Reports on Form 8-K

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

Date: May 15, 2008	SICLONE INDUSTRIES, INC.

By /s/ Paul Adams

Paul Adams, Chief Executive Officer and

Principal Accounting Officer