Form 10-Q
period 2008-07-31
Apollo Medical Holdings, Inc.
filed 2008-09-15
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File No.
000-25809

Apollo Medical Holdings, Inc.
(Name of small business issuer as specified in its charter)

Delaware	20-8046599
State of Incorporation	IRS Employer Identification No.

1010 N. Central Avenue, Suite 201
Glendale, California 91202
(Address of principal executive offices)
(818) 507-4617
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2008 AND 2007

TABLE OF CONTENTS

		PAGE
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited

	Condensed Balance Sheet As of July 31, 2008	3
	Condensed Statements of Operations For the Three and Six months ended July 31, 2008 and 2007	4
	Condensed Statements of Cash Flows For the Six months ended July 31, 2008 and 2007	5

	Notes to Condensed Financial Statements	6 - 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Control and Procedures.	15

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEET
(Unaudited)

July 31,
2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,507
Prepaid expenses	1,042
Total current assets	91,549

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,368
Notes payable	50,000
Notes payable-affiliate	70,000
Due to related parties	19,507
Total current liabilities	173,875

STOCKHOLDERS DEFICIT
Preferred stock, par value $.001 per share; 5,000,000 shares authorized: none issued	—
Common Stock, par value $.001, 100,000,000 shares authorized, 25,540,242 shares issued and outstanding	25,540
Additional paid-in-capital	471,460
Accumulated deficit	(579,326)
Total stockholders' deficit	(82,326)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,549

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX MONTHS PERIODS ENDED JULY 31, 2008 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	JULY 31,		JULY 31,
	2008	2007	2008	2007

REVENUES	$9,795	$26,500	$19,795	$90,500

Cost of goods sold	3,960	18,875	42,806	37,618

Gross profit	5,835	7,625	(23,011)	52,882

OPERATING EXPENSES:
General and administrative	355,681	66,993	402,379	121,431

NET LOSS BEFORE INCOME TAXES	(349,846)	(59,368)	(425,390)	(68,549)

Provision for Income Tax	—	—	800	800

NET LOSS	$(349,846)	$(59,368)	$(426,190)	$(69,349)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	23,337,107	20,933,490	22,155,218	20,933,490

*BASIC AND DILUTED NET LOSS PER SHARE	(0.01)	(0.00)	(0.02)	(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIOD ENDED JULY 31, 2008 AND 2007
(Unaudited)

	Six Months Ended July 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(426,190)	$(69,349)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Prepaid expenses	14,677	—
Accounts payable and accrued liabilities	1,068	(235)
Net cash used in operating activities	(410,445)	(69,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,000	—
Proceeds from notes payable-affiliate	70,000	—
Increase in due to related parties	1,600	—
Proceeds from issuance of common stock by AMM	335,000	182,000
Net cash provided by financing activities	456,600	182,000

NET INCREASE IN CASH & CASH EQUIVALENTS	46,155	112,416

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,352	2,184

CASH & CASH EQUIVALENTS, ENDING BALANCE	$90,507	$114,600

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$—	$—
Taxes paid during the year	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

On June 13, 2008, Siclone Industries, Inc. (the “Company”), Apollo Acquisition Co., Inc., a wholly-owned subsidiary of the Company (“Acquisition”), Apollo Medical Management, Inc. (“Apollo Medical”) and the shareholders of Apollo Medical entered into an agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Apollo Medical merged with and into Acquisition.. The former shareholders of Apollo Medical received 20,933,490 shares of the Company’s common stock in exchange for all the issued and outstanding shares of Apollo Medical.

The acquisition of Apollo Medical is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Apollo Medical obtained control of the consolidated entity. Accordingly, the reorganization of the two companies is recorded as a recapitalization of Apollo Medical, with Apollo Medical being treated as the continuing operating entity. The historical financial statements presented herein will be those of Apollo Medical. The continuing entity retained January 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On July 1, 2008, “Acquisition” changed its name to Apollo Medical Management, Inc. On July 3, 2008, the Company changed its name from Siclone Industries, Inc. to Apollo Medical Holdings, Inc. (“Apollo or the Company”).

Following the closing of the merger, Apollo (the “Company”) is headquartered in Glendale, California. Apollo is a medical management holding company that focuses on managing the provision of hospital-based medicine through a management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, Apollo manages affiliated medical groups, which presently consist of ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”). The Company’s goal is to become a leading provider of management services to medical groups that provide comprehensive inpatient care services such as hospitalists, emergency room physicians, and other hospital-based specialists.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements and consist solely of the management company, Apollo Medical Holdings, Inc. The statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the six month period ended July 31, 2008 are not necessarily indicative of future financial results.

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

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals. As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule. The Company has to estimate the amount it will ultimately receive form each billing and properly record revenue. With a wide variety of contract terns and providers, the Company’s revenue is not concentrated or dependent on a specific contract. No individual contract with our clients provides more than 20 percent of reported revenues.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

Stock-based compensation

On October 17, 2006 the Company adopted SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” As of the date of this report the Company has no stock based incentive plan in effect.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank representing Company’s current operating account

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

Apollo has generated revenues from management fees which are billed to its affiliates, AMH and AMA.

Apollo has entered into contracts with numerous clients, including health plans, medical groups/IPA’s and hospitals through its affiliate, AMH. As of the date of this filing, AMH had physicians present at twelve hospitals to provide hospitalist services. The contracted physicians receive salaries, benefits, and malpractice insurance, all paid by AMH. In turn, AMH is entitled to the billings generated by these physicians and records these billings as income.

AMH generates revenue from several different fee structures, including capitation, case rate and fee-for service. All of this revenue is reported by AMH.

Siclone Transaction

The Agreement and Plan of Merger with Siclone Industries, Inc. obligated the Company to pay a total of $500,000, of which $250,000 was paid, and expensed, at the completion of the merger in June 2008. Payment of the remaining balance of $250,000 is tied to the completion of a significant funding event.

3. Uncertainty of ability to continue as a going concern
NOTE 3
The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $(579,326) and negative working capital of $(82,326) at July 31, 2008. Cash Flows from Operating Activities for the six months ended July 2008 was $(410,445).

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company is actively pursuing additional capitalization opportunities. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

4 Prepaid Expenses

Prepaid Expenses were prepaid professional privileges amounting to $1,042 as of July 31, 2008.

5 Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

July 31, 2008
Accounts Payable	$21,696
Accrued Consulting Fee	$4,000
Accrued Penalty	6,250
Accrued Payroll and Income Taxes	2,422
$34,368

6 Related Party Transactions

Apollo had an unsecured, non interest bearing, due on demand loan of $19,507 as of July 31, 2008 payable to a director and shareholder. The loan is an advance to the Company to open bank accounts and to pay for insurance malpractice.

During the six months ended July 31, 2008 and 2007, the Company generated revenue of $19,795 and $90,500, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest.

The Company borrowed $70,000 on a short-term promissory note in the quarter ended July 2008 from a related party of the Chief Executive officer of the Company. The $70,000 note is due and payable in full no later than October 1, 2008, unsecured and non interest bearing.

7. Notes Payable:

As of July 31, 2008, the Company has a short term interest free note payable amounting $50,000. The note was due on July 2, 2008. The Company has recorded a penalty of $6,250, in accordance with the agreement, since the Note was not paid on due date.

8. Stockholder’s Equity

As the result of the merger on June 13, 2008, the former shareholders of Apollo Medical received 20,933,490 shares of the Company’s common stock in exchange for all the issued and outstanding shares of Apollo Medical.

During the period from February 1, 2007 to July 31, 2007, Apollo Medical issued 364,000 shares to investors for a total cash value $182,000. As part of issuance of shares for cash the Company granted 91,000 stock warrants to investors. During the period from February 1, 2008 to July 31, 2008, Apollo Medical issued 670,000 shares to investors for a total cash value $335,000. As part of issuance of shares for cash the Company granted 167,500 stock warrants to investors. As a pert of the acquisition, the Company issued 470,470 warrants to certain former shareholders of Apollo Medical.

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2008	$—	165,620
Granted		304,850
Exercised	—	—
Cancelled	—	—
Outstanding at July 31, 2008	$—	470,470

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.10	470,470	2.31	470,470	$1.10

The grant date fair value of warrants amounting $7,709 which was calculated using the Black-Scholes Option Pricing Model using the following assumptions: risk free rate of return 3.35%, volatility 60.5%, dividend yield of 0% and expected life of 3 years.

9. Subsequent Events

On August 1, 2008, Apollo completed negotiations and executed a formal management agreement with ApolloMed Hospitalist (AMH) under which the Company will provide management services to AMH. The Agreement is effective as of August 1, 2008 and will allow Apollo to satisfy the conditions of a business combination between Apollo, which operates as a Physician Practice Management Company, and its affiliates, which operate as a Physician Practice. Commencing August 1, 2008, Apollo will be able to consolidate the operating results of its affiliates. AMH is owned by the majority shareholders of the Company.

On September 10, 2008, the Company entered into an Employment Agreement pursuant to which the Company employed the Chief Financial Officer. The following is a summary of the material terms of the Employment Agreement:

·	Base salary of $7,000 per month;
·	The issuance of 250,000 shares of the Company’s common stock; and
·	Reimbursement of reasonable travel and other expenses

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended July 31, 2008 vs. Three Months Ended July 31, 2007

Revenues

Apollo reported Revenues of $9,795 for the quarter ended July 2008, compared to $26,500 of Revenues in the comparable quarter ended July 2007 due to a decrease in management fee income.

Cost of Goods Sold

Cost of Goods sold totaled $3,960 for the three months ended July 2008 versus cost of Goods Sold of $18,875 for the three months ended July 2007. Cost of Goods includes the costs for medical malpractice insurance for all physicians in affiliated companies, professional privileges and telephone expenses.

Gross Profit

Gross profit was a negative $5,835 for the quarter just ended compared to $7,625 for the second quarter of 2007.

Operating Expenses

General and Administrative expenses totaled $355,681 for the three months ended July 2008, up $288,688 from General and Administrative expenses of $66,993 reported in the second quarter of 2007. Commencing in early 2008, Apollo initiated steps to access the public markets which culminated with a merger into an already public Company. In support of this merger and its efforts to seek additional investor financing, the Company has incurred higher legal and consulting fees. Legal fees totaled $278,348 in the second quarter of 2008, which included the initial $250,000 for the Siclone Merger, up significantly from legal costs of $37,190 in the second quarter of 2007.

Net Loss

A net loss of $(349,846) was reported for the second quarter of 2008 verses a net loss of $(59,368) for the second quarter of 2007. The increased loss of $290,478 was due to the cost incurred for the Siclone Merger, coupled with the decrease in managemnet fee income.

Six Months Ended July 31, 2008 vs. Six Months Ended July 31, 2007

Revenues

The Company reported revenues of $19,795 for the six months ended July2008, down $70,705 from revenues of $90,500 reported for the six months ended one year earlier on July 31, 2007, due to a decrease in management fee income.

Cost of Goods Sold

Cost of Goods Sold was $42,806 in the six months ended July 2008. Cost of Goods Sold was $37,618 in the six months ended July 2007. Cost of Goods includes the costs for all medical malpractice insurance, physician privileges, and telephone costs.

Gross Profit

The Company reported a Gross Loss of $(23,011) for the six month period ended July 2008 and a Gross Profit of $52,882 for the comparable six months of 2007. The decrease in Gross Profit of $75,893 from 2007 to 2008 was almost solely due to the significant reduction of Management Fee Income in 2008 compared to 2007.

Operating Expenses

General and Administrative expenses were $402,379 for the six months ended July 2008, compared to General and Administrative expenses of $121,431 reported in the six month period of 2007. As mentioned above, the $250,000 initial payment for the Siclone Merger was expensed in General and Administrative Expenses, along with legal costs of $28,348 incurred in this transaction. . Excluding this expense, General and Administrative costs for the six months ended July 2008 would have been $124,031 compared to the $121,431 doe the same six months in 2007.

Net Loss

A net loss of $(426,190) was reported for the six months ended July 2008 verses a net loss of $(69,349) for the initial six months of 2007. The increased loss of $356,841 was primarily due to the cost incurred for the Siclone Merger of $250,000, and the related legal costs of $28,348, coupled by the reduction in Gross Profit on the decline in Management Fee Income.

Liquidity and Capital Resources

At July 31, 2008, the Apollo had cash and cash equivalents of $90,507, compared to cash and cash equivalents of $44,352 at the beginning of the fiscal year and $114,600 one year earlier on July 31, 2007. Short-term borrowings totaled $120,000 at July 31, 2008, compared to no short-term borrowings at January 31, 2008 and July 31, 2007.

Net cash used in operating activities totaled a negative $(410,445) for the six months ended July 2008, compared to a negative $(69,584) for the comparable six months ended July 31, 2007. The $250,000 paid and expensed on the Siclone Merger, along with related legal costs and reduced Gross Profit contribution, was primarily responsible for the increase in the negative operating cash flow.

The Company borrowed a total of $195,000 on short-term promissory notes in the quarter ended July 2008. Dr. Mohammad Hosseinion, the father of Dr. Warren Hosseinion, the Company’s CEO, loaned $70,000 to the Company and Progene, Inc., a corporation owned by another physician, loaned the Company $125,000.

The $70,000 Hosseinion note is due and payable in full no later than October 1, 2008, carries no interest rate, and the Company is obligated to pay an origination fee of $5,000 at the time of payoff. The Company borrowed $125,000, the full amount of the Progene Note, on June 13, 2008. The note also bears no interest rate and was due and payable in full on July 2, 2008. The Company paid $65,000 and $10,000 on the Progene Note on June 30, 2008 and July 21, 2008, respectively, bringing the balance to $50,000 as of July 31, 2008. The Company paid an origination fee of $10,000 at the time funds were drawn in mid June 2008 and was required to pay a penalty of $6,250 at the time the Company was unable to pay the full note on July 2, 2008.

During the six month period ended July 2008, the Company also financed its operations with the private placement of Company stock to accredited investors totaling $335,000. These stock sales and the proceeds occurred prior to the completion of the Siclone Merger. The Company has not sold any common stock subsequent to the Merger in mid June 2008. During the initial six months of 2007, the Company received $182,000 from the sale of its Common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 31, 2008 and July 31, 2008 were effective such that the information required to be disclosed in reports due the Securities and Exchange Act of 1934 is

(i)	Recorded, processed, summarized within the time periods specified in the SEC’s rules and forms and
(ii)	Accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely review and decisions regarding disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

b. Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting or in other factors that could materially effect, or reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2008 and the six months ended July 31, 2008 (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of July 31, 2008 and is not aware of any pending legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any Equity Securities during the periods covered by this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended July 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended July 31, 2008.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: September 12, 2008	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: September 12, 2008	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer