Form 10-Q
period 2008-10-31
Apollo Medical Holdings, Inc.
filed 2008-12-22
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$148,099	$44,352
Accounts receivable, net	150,943	—
Due from affiliate	2,050	—
Prepaid expenses	25,333	15,719
Total current assets	326,425	60,071

Property and equipment - net	59,514	—
Due from officers, net	9,940	—

TOTAL ASSETS	$395,879	$60,071

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,275	$13,300
Due to related party	—	17,907
Notes payable-affiliate	70,000	—
Line of credit	198,000	—

Total current liabilities	319,275	31,207

Minority interest	161,512	—

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, par value $.001 and $0.0001 per share; 5,000,000 and
25,000,000 shares authorized, respectively; none issued	—	—
Common Stock, par value $.001 and $0.0001, 100,000,000 shares authorized,
25,859,109 shares issued and outstanding, and 11,064,000 shares issued, 10,364,100 shares outstanding, respectively	25,859	1,036
Additional paid-in-capital	557,562	180,964
Shares to be issued	237,500	—
Accumulated deficit	(905,829)	(153,136)
Total stockholders' deficit	(84,908)	28,864

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$395,879	$60,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	OCTOBER 31,		OCTOBER 31,
	2008	2007	2008	2007

REVENUES	$479,808	$10,000	$499,603	$100,500

Cost of goods sold	362,495	15,806	405,301	54,062

Gross profit	117,313	(5,806)	94,302	46,438

OPERATING EXPENSES:
General and administrative	404,964	20,360	807,343	141,953
Depreciation	9,996	—	9,996	—
Total operating expenses	414,960	20,360	817,339	141,953

OPERATING LOSS	(297,647)	(26,166)	(723,037)	(95,515)

OTHER EXPENSES:
Interest expense	5,356	—	5,356	—
Financing cost	23,500	—	23,500	—
Total other expenses	28,856	—	28,856	—

NET LOSS BEFORE INCOME TAXES	(326,503)	(26,166)	(751,893)	(95,515)

Provision for Income Tax	—	—	800	—

NET INCOME/ (LOSS)	$(326,503)	$(26,166)	$(752,693)	$(95,515)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	25,734,174	20,933,490	20,063,728	20,933,490

*BASIC AND DILUTED NET INCOME/ (LOSS) PER SHARE	(0.01)	(0.00)	(0.04)	(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2008 AND 2007
(Unaudited)

	Nine Months Ended October 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Net loss	$(752,693)	$(95,515)
Depreciation	9,996	—
Bad debt expense	23,514	—
Minority interest	161,512	—
Issuance of shares for services	72,545	—
Issuance of shares as financing cost	13,500	—
Shares to be issued for consulting fee	67,500	—
Exercise of notes payable conversion	170,375	—
Changes in assets and liabilities:
Accounts receivable	(174,457)	—
Prepaid expenses	(9,614)	—
Due from related party	(29,897)	—
Accounts payable and accrued liabilities	17,975	(191)
Net cash used in operating activities	(429,743)	(95,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Equipment	(69,510)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-affiliate	70,000	—
Proceeds from line of credit	198,000	—
Proceeds from issuance of common stock for cash	335,000	182,000
Net cash provided by financing activities	603,000	182,000

NET INCREASE IN CASH & CASH EQUIVALENTS	103,747	86,294

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,352	2,184

CASH & CASH EQUIVALENTS, ENDING BALANCE	$148,099	$88,478

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$3,452	$—
Taxes paid during the year	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY SICLONE INDUSTRIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

On June 13, 2008, Siclone Industries, Inc. (the “Company”), Apollo Acquisition Co., Inc., a wholly-owned subsidiary of the Company (“Acquisition”), Apollo Medical Management, Inc. (“Apollo Medical”) and the shareholders of Apollo Medical entered into an agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Apollo Medical merged with and into Acquisition. The former shareholders of Apollo Medical received 20,933,490 shares of the Company’s common stock in exchange for all the issued and outstanding shares of Apollo Medical.

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

On July 1, 2008, “Acquisition” changed its name to Apollo Medical Management, Inc. (AMM).  On July 3, 2008, the Company changed its name from Siclone Industries, Inc. to Apollo Medical Holdings, Inc. (“Apollo or the Company”). Following the merger, the Company is headquartered in Glendale, California.

The Company is a medical management holding company that focuses on managing the provision of hospital-based medicine through a management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups, which presently consist of ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”).

 AMM operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.  The Company’s goal is to become a leading provider of management services to medical groups that provide comprehensive inpatient care services such as hospitalists, emergency room physicians, and other hospital-based specialists.

On August 1, 2008, AMM completed negotiations and executed a formal management agreement with AMH, under which AMM will provide management services to AMH.  The Agreement is effective as of August 1, 2008 and will allow AMM, which operates as a Physician Practice Management Company, to consolidate AMH, which operates as a Physician Practice, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. AMH is owned by an officer, director and major shareholder of the Company,

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. The statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the nine month period ended October 31, 2008 are not necessarily indicative of future financial results.

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

Credit and Supply Risk

During the nine month period ended October 31, 2008 the Company has three major customers which contributed 17%, 19% and 26% of revenue. As of October 31, 2008 the total amount receivable from these customers amounted to $26,850, $0 and $25,056, respectively,

Recently Issued Accounting Pronouncements

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, service has renderred, the sales price is fixed or determinable, and collection is reasonable assured.

Siclone Transaction

The Agreement and Plan of Merger with Siclone Industries, Inc. obligated the Company to pay a total of $500,000, of which $250,000 was paid, and expensed, at the completion of the merger in June 2008.  Payment of the remaining balance of $250,000 is tied to the completion of a significant funding event.

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $(905,829) as of October 31, 2008.  Cash Flows used in Operating Activities for the nine months ended October 31, 2008 was $(429,743).

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

4.  Accounts Receivable

Accounts Receivable totals $150,943, net of allowance for bad debt expense of $23,415, and represent invoiced amounts due the Company as of October 31, 2008 on amounts billed by AMH. The Company recorded a bad debt reserve of $23,415 in the third quarter against unpaid Medicare and private insurance billings. Accounts receivable was $0 as of January 31, 2008.

5.  Due from affiliate

Due from affiliate totals $2,050 and represents amounts due from AMA, an unconsolidated Affiliate of the Company. None was due from affiliate as of January 31, 2008.

6.  Prepaid expenses

Prepaid expenses of $25,333 and $15,719 as of October 31, 2008 and January 31, 2008, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

7.  Property and Equipment

Property and Equipment consists of the following as of October 31, 2008:

	October 31, 2008	January 31, 2008

Computers	$13,912	$—
Furniture and fixtures	16,626	—
Software	138,443	—
Machinery and equipment	50,815	—
Gross Property and Equipment	219,796	—
less accumulated depreciation	(160,282)	—
Net Property and Equipment	$59,514	$—

Depreciation expense were $9,996 and $0 for the nine month periods ended October 31, 2008 and 2007, respectively.

8.  Due from Officers

A net amount of $9,940  was due from officers of the Company as of October 31, 2008. None was due from officers at of January 31, 2008.

9.  Accounts Payable and Accrued  Expenses

Accounts payable and accrued expenses consist of the following:

	October 31, 2008	January 31, 2008
Accounts Payable	$25,313
Accrued Professional Fees	11,987	12,443
Accrued Payroll and Income taxes	13,975	857
Total	$51,275	$13,300

10.  Convertible Notes Payable

During the three months period ended October 31, 2008, the Company received $170,000 proceeds from the issuance of convertible notes payable. The convertible notes bear interest at 10% and are due twelve months from the date of issuance. In connection with the convertible notes, the Company issued 113,333 warrants to the note holders with an exercise price of $1.50.

On the date of issuance of note, the Company received the notice to exercise the conversion of note into shares from the note holders. The Company used the conversion rate to determine the number of shares to be issued and recorded 226,667 shares as shares to be issued as at October 31, 2008.

The Company recorded value of warrants using the Black Scholes pricing model using the following assumptions: Stock price $0.27, Expected life of 3 years, Risk free bond rate of 1.69% to 2.00% and volatility of 46%. Based on the assumptions used the Company recorded the weighted average fair value of warrants amounting to $375 which was fully amortized as interest expense during the nine month period ended October 31, 2008.

11.  Related Party Transactions

During the nine months ended October 31, 2008 and 2007, the Company generated revenue of $19,795 and $100,500 , respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

The Company borrowed $70,000 on a short-term promissory note in the quarter ended July 2008 from a related party of the Chief Executive officer of the Company.  The note is unsecured, non-interest bearing and in default.

12.  Notes payable

The Company had borrowed a total of $195,000 on short-term promissory notes in the quarter ended July 2008.  Dr. Mohammad Hosseinion, the father of Dr. Warren Hosseinion, the Company’s CEO, loaned $70,000 to the Company and Progene, Inc., a corporation owned by another physician, loaned the Company $125,000.

The $70,000 note carries no interest rate, and the Company is obligated to pay an origination fee of $5,000 at the time of payoff. This note was default as of October 31, 2008.

The Company borrowed $125,000 on June 13, 2008.  The note also bears no interest rate and was due and payable in full on July 2, 2008.  The note was paid off as of October 31, 2008.  The Company recorded a penalty of $6,250 during the nine months ended October 31, 2008 due to late payment.

Also, during the third quarter, the Company borrowed $125,000 on September 24, 2008 under a note. This note bore an interest rate of 15 percent and was due and payable in full on October 22, 2008.  The note obligated the Company for an origination fee of $10,000 and reimbursement of legal fees totaling $1,500 and issuance of 50,000 shares of the Company’s common stock.The note, along with the origination fee and legal reimbursement, was paid off in full on October 20, 2008.

13.  Line of credit

The Company, through AMH, has a SBA line of credit with Wells Fargo Bank. The loan was established on January 5, 2006 and provided a total available credit of $200,000. The interest rate is the banks prime rate plus 2 points.  As of October 31, 2008, Apollo had drawn $198,000 against this facility.

An interest expense of $3,542 was recorded during the quarters ended October 31, 2008

14.  Minority Interest

The Company recorded AMH ownership interest in the accompanied financial statements as Minority Interest amounting to $162,512.

15.   Stockholder’s Equity

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

As the result of the merger on June 13, 2008, the former shareholders of Apollo Medical received 20,933,490 shares of the Company’s common stock in exchange for all the issued and outstanding shares of Apollo Medical. Certain former shareholders of Apollo Medical received 470,470 warrants in exchange for warrants granted to them in previous fund raising.

During the three month period ended October 31, 2008, the Company issued 268,687 shares for legal, accounting and investment advisory services provided to the Company. The Company also issued 50,000 shares as financing fee on a note payable.

During the three months period ended October 31, 2008, the Company received $170,000 proceeds from the issuance of convertible notes payable. The convertible notes bear interest at 10% and are due twelve months from the date of issuance. In connection with the convertible notes, the Company issued 113,333 warrants to the note holders with an exercise price of $1.50. On the same date of issuance, the Company received notice to convert the notes into common stock from the note holders. These notes payable were to be converted to 226,667 shares of the Company common stock, which were recorded as shares to be issued as of October 31, 2008.

During the three months ended October 31, 2008, the Company entered into an Employment Agreement pursuant to which the Company employed the Chief Financial Officer. As per the agreement, the CFO shall receive 250,000 shares of the Company’s common stock. These shares have been recorded as shares to be issued as of October 31, 2008.

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2008	$—	165,620
Granted		418,183
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2008	$—	583,803

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.10	470,470	1.65	470,470	$0.89
$1.50	113,333	0.57	113,333	$0.29
	583,803	2.22	583,803	$1.18

The grant date fair value of warrants amounting $7,709 which was calculated using the Black-Scholes Option Pricing Model.

16. Commitments

On September 4, 2008, Apollo Medical Management, Inc. executed an employment agreement with Jilbert  Issai, M.D., to provide services as Vice President of Business Development.   The agreement is for an initial one-year term with provision for successive one-year periods.  Under the agreement, Doctor Issai is entitled to a nominal salary and was granted options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $.10 per share at the Company’s adoption of stock compensation plan.

The Company entered into an Advisory Agreement with Stonecreek Associates, Inc. on October 27, 2008, under which Stonecreek will provide investment advisory services to the Company.  Apollo is obligated to pay a fee to Stonecreek on completion of any debt or equity financing.  The agreement terminates on March 31, 2009.

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani.  The Company will issue a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008.  The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director.  The distribution of shares will continue as long as Mr. Nihalani  serves  on the Board, but will cease when Mr. Nihalani is no longer is a Director.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended October 31, 2008 vs. Three Months Ended October  31, 2007

Revenues

Apollo reported revenues of $479,808 for the quarter ended October 2008, compared to revenues of $10,000 in the comparable quarter ended October 2007.  Prior to the Management Services Agreement executed on August 1, 2008, the Company could only report the management fees charged to its affiliate, AMH. Subsequent to August 1, 2008, revenues represent the billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals. Management fee revenues have been eliminated subsequent to August 1, 2008.

Cost of Goods Sold

Cost of Goods sold totaled $362,495 for the three months ended October 2008 versus cost of goods sold of $15, 806 for the three months ended October 2007. Cost of Goods includes compensation paid to the doctors under contract with AMH, costs for medical malpractice insurance for these physicians, professional privileges and telephone and uniform cleaning expenses. Cost of Goods for the quarter ended October 2008 included $311,368 of compensation to physicians on the consolidation required by the Management Agreement.  Cost of Goods in the third quarter of 2007 did not include compensation costs.

Gross Profit

Gross profit was $117,313 for the quarter just ended compared to $(5,806) for the third quarter of 2007.

Operating Expenses

General and Administrative expenses totaled $404,964 for the three months ended October 2008, up  $384,604 from general and administrative expenses of $20,360 reported in the third quarter of 2007. General and Administrative costs in 2008 include the overhead costs of supporting the operations of AMH, compared to a smaller cost base supporting the operations of AMM in all prior quarters.

In addition, Apollo initiated steps to access the public markets in early 2008 which culminated with a merger into an already public Company. In support of this merger and its efforts to seek additional investor financing, the Company has incurred higher legal and consulting fees.  Legal fees totaled $65,825 in the third quarter of 2008, compared to $801 in the comparable quarter of 2007.

Operating expenses in 2008 also includes $86,045 of costs related to the issuance of common shares for legal, accountant, investment services and financing cost, and $67,500 for shares to be issued to the Company’s Chief Financial Officer.

Depreciation

Depreciation totaled $9,996 in the quarter just ended versus no depreciation expense in the third quarter of 2007.  Depreciation at AMH includes the costs for software development, computers and office equipment.

Net Loss

A net loss of $(326,503) was reported for the third quarter of 2008 verses a net loss of $(26,166) for the third quarter of 2007. The increased loss of $(300,337) was primarily due to increased operating costs resulting form the consolidation of AMM and AMH, as described above.

Nine Months Ended October 31, 2008 vs. Nine Months Ended October 31, 2007

Revenues

The Company reported revenues of $499,603 for the nine months ended October 2008, up $399,103 from revenues of $100,500 reported for the nine months ended one year earlier on October 31, 2007. The increase in revenues results from the consolidation of AMM and AMH, subsequent to August 1, 2008, which requires the recognition of the revenues generated by AMH under its contracts with providers. Revenues in the nine months ended October 2007 were solely management fee income charged by AMM to its affiliates.

Cost of Goods Sold

Cost of Goods Sold was $405,301 in the nine months ended October 2008.  Cost of Goods Sold was $54,062 in the nine months ended October 2007. Cost of Goods includes the costs for the physicians under contract by AMH, all medical malpractice insurance, physician privileges, and telephone costs

Gross Profit

The Company reported a Gross Profit of $94,302 for the nine month period ended October 2008 and a Gross Profit of $46,438 for the comparable nine months of 2007.  The increase in Gross Profit of  $47,864  from 2007 to 2008 was due to the higher revenues in 2008 compared to the lower Management Fee revenues in 2007.

Depreciation

Depreciation totaled $9,996 in the nine month period versus no depreciation expense for the nine months ended October 2007.  Depreciation AMH includes the costs for software development, computers and office equipment.

Operating Expenses

General and Administrative expenses were $807,343 for the nine months ended October 2008, compared to General and Administrative expenses of $141,953 reported in the comparable nine month period of 2007. In 2008, the $250,000 initial payment for the Siclone Merger was expensed in General and Administrative Expenses, along with legal costs of $28,348 incurred in this transaction. General and Administrative costs in 2008 also included the recognition of $86,045 of costs related to the issuance of stock to advisors, accountants and lawyers. Lastly, the consolidation of AMM and AMH,commencing on August 1, 2008, resulted in the recognition of overhead costs at AMH not included in the 2007 results.

Net Loss

A net loss of $(752,693) was reported for the nine months ended October 2008 verses a net loss of $(95,515) for the initial nine months of 2007. The increased loss of $657,178 was primarily due to the costs incurred for the Siclone Merger of $250,000, and the related legal costs of $28,348, physicians’ compensation, as well as the compensation costs incurred with the issuance of stock to advisors, consultants and an officer.

Liquidity and Capital Resources

At October 31, 2008, the Apollo had cash and cash equivalents of $148,099, compared to cash and cash equivalents of $44,352 at the beginning of the fiscal year.  Short-term borrowings totaled $268,000 at October 31, 2008, compared to no short-term borrowings at January 31, 2008 and October 31, 2007.

Net cash used in operating activities totaled a negative $(429,743) for the nine months ended October 2008, compared to a negative $(95,706) for the comparable nine months ended October 31, 2007.  The $250,000 paid and expensed on the Siclone Merger, along with related legal costs and compensation costs  was primarily responsible for the increase in the negative operating cash flow.

The Company had borrowed a total of $195,000 on short-term promissory notes in the quarter ended July 2008.  The father of the Company’s CEO, loaned $70,000 to the Company and a corporation owned by another physician, loaned the Company $125,000.

 The $70,000 note carries no interest rate, and the Company is obligated to pay an origination fee of $5,000 at the time of payoff. This note was default as of October 31, 2008.

 The Company borrowed $125,000 on June 13, 2008.  The note also bears no interest rate and was due and payable in full on July 2, 2008.  The note was paid off as of October 31, 2008.  The Company recorded a penalty of $6,250 during the nine months ended October 31, 2008 due to late payment.

Also, during the third quarter, the Company borrowed $125,000 on September 24, 2008 under a note. This note bore an interest rate of 15 percent and was due and payable in full on October 22, 2008.  The note obligated the Company for an origination fee of $10,000 and reimbursement of legal fees totaling $1,500 and issuance of 50,000 shares of the Company’s common stock  The note, along with the origination fee and legal reimbursement, was paid off in full on October 20, 2008.

Commencing October 14, 2008 through October 27, 2008, the Company executed Convertible Notes totaling $170,000 with six independent investors. The conversion feature of these notes allowed conversion into .75 shares of common stock.  All of the note holders exercised their conversion rights concurrent with the execution of the notes, resulting in an additional 226,667 shares of Common stock.
These shares had not been issued as of October 31, 2008.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures as of April 31, 2008, July 31, 2008, and October 31, 2008 were effective such that the information required to be disclosed in reports due the Securities and Exchange Act of 1934 is

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

b.	Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting or in other factors that could materially effect, or reasonably likely to affect, our internal controls over financial reporting during the quarter ended April 30, 2008,the six months ended July 31, 2008 and the none months ended October 31, 2008 (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of October 31, 2008 and is not aware of any pending legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any Equity Securities during the periods covered by this filing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended October 31, 2008.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement with A. Noel DeWinter, the Chief Financial Officer, filed on Form 8-K on September 11, 2008.

10.2	Management Services Agreement dated on August 1, 2008, between Apollo Medical Management and Apollo MedHospitalists.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: December 15, 2008	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: December 15, 2008	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer