Form 10-K
period 2009-01-31
Apollo Medical Holdings, Inc.
filed 2009-05-18
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal period ended January 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File No.
000-25809

Apollo Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8046599
State of Incorporation	IRS Employer Identification No.

1010 N. Central Avenue
Glendale, California 91202
(Address of principal executive offices)

(818) 507-4617
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes  ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐          No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).
Yes ☐                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the OTC Bulletin Board on July 31, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was $509.  Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of July 31, 2008 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of April 10, 2009, there were 25,870,220 shares of Common Stock, $.001 par value per share issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
FORM 10-K
FOR THE TWELVE MONTHS ENDED JANUARY 31, 2009

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Introductory Comment

Unless context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to Apollo Medical Holdings, Inc. (“Apollo”), and its wholly owned subsidiaries: (i) Apollo Medical Management, Inc. (“AMM”); (ii) ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”).

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with our prior filings with the Securities Exchange Commission (the “SEC”).

Disclosure Regarding Forward-Looking Statements - Cautionary Statement

We caution readers that this Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” “budgeted,”  or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

The Company has a relatively limited operating history compared to others in the same business and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis or Plan of Operation” in this Report, and include, but are not limited to, the following:

	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

	Our ability to raise capital when needed and on acceptable terms and conditions;

	The intensity of competition; and

	General economic conditions.

All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

Apollo Medical Holdings, Inc. operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups, which presently comprise two wholly owned subsidiaries, ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”).  AMM operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.

Organizational History

On June 13, 2008, Siclone Industries, Inc. (“Siclone”), Apollo Acquisition Co., Inc., a wholly owned subsidiary of Siclone (“Acquisition”), Apollo Medical Management, Inc. (“Apollo Medical”) and the shareholders of Apollo Medical entered into an agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Apollo Medical merged with and into Acquisition. The former shareholders of Apollo Medical received 20,933,490 shares of Siclone’s common stock in exchange for all the issued and outstanding shares of Apollo Medical.

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

On July 1, 2008, the continuing entity (i.e., the combined entity of Acquisition and Apollo Medical) changed its name to Apollo Medical Management, Inc. (AMM).  On July 3, 2008, Siclone changed its name to Apollo Medical Holdings, Inc.   Following the merger, the Company is headquartered in Glendale, California.

On August 1, 2008, AMM completed negotiations and executed a formal Management Services Agreement with ApolloMed Hospitalists (“AMH”), under which AMM will provide management services to AMH.  The Agreement is effective as of August 1, 2008 and will allow AMM, which operates as a Physician Practice Management Company, to consolidate AMH, which operates as a Physician Practice, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. The Management Services Agreement was amended on March 20, 2009, to allow for the calculation of the fee on a monthly basis with payment of the calculated fee each month.  AMH is controlled by Dr. Hosseinion and Dr. Vazquez, the Company’s Chief Executive Officer and President, respectively.

Hospitalist Industry Overview

Hospitalists are physicians who spend their professional time serving as the physicians-of-record for inpatients.  Today, many primary care physicians/healthcare providers use hospitalists to care for their patients when they visit emergency rooms or are admitted to the hospital. The hospitalist handles the patient’s care during the time spent in the hospital, and communicates often with the patient’s primary care physician about the patient’s progress. At the time of discharge from the hospital, the hospitalists returns the patient back to the care of their primary care providers. The number of hospitalists has grown from a few hundred in 1996 to over 20,000 today in response to a need for more efficient delivery of inpatient care according to the Society of Hospital Medicine. It is anticipated that as many as 33,000 hospitalists may be currently needed for full coverage of inpatients in the United States.

Rising healthcare expenditures is a key motivating factor behind the utilization of hospitalists. An aging population, advancements in medical technology, and the rising cost of pharmaceuticals are just some of the forces driving up healthcare costs.  Hospital medicine has developed as a specialty with unique characteristics and expertise. Hospitalists have specialized skills, knowledge, and relationships that contribute value to hospitals, physicians, patients, and health plans. These skills go beyond the delivery of quality patient care to hospital inpatients and include:

	Providing measurable quality improvement through setting standards and compliance;
	Saving money and resources by reducing the patient’s length of stay and achieving better utilization;
	Improving the efficiency of the hospital by early patient discharge, better throughput in the emergency department (ED), and the opening up of ICU beds;
	Creating a seamless continuity from inpatient to outpatient care, from the ED to the floor, and from the ICU to the floor;

	Creating teams of healthcare professionals that make better use of the resources at the hospital and create a better working environment for nurses and others;
	Creating synergies between emergency and inpatient hospital services by the management of both areas through the Company’s strategy of acquisitions of both ER and hospitalist groups; and
	Managing acutely ill, complex hospitalized patients.

In today’s healthcare environment, patients are generally admitted to hospitals and cared for by primary care physicians (PCPs). The demands of modern medical practice, however, require that PCPs spend most of their time in outpatient practices limiting their availability to care for hospitalized patients. These requirements and demands have led to ever-diminishing quality of inpatient care, longer hospital stays, and higher costs to the insurance companies. Over the past few years, hospital-based physicians, or hospitalists (i.e. those physicians that do not have a separate outpatient practice), are becoming a regular part of the healthcare landscape allowing PCPs to focus on outpatient office visits. According to the Society of Hospital Medicine, a leading trade journal, hospital medicine is the fastest growing medical specialty today growing from a few hundred hospitalists in 1996 to approximately 20,000 hospitalists today. Generally hospital-based physicians:

	are medical doctors that spend their time in the inpatient environment, making them familiar with hospital systems, policies, services, departments, and staff;
	are in-patient experts who possess clinical credibility when addressing key issues regarding the inpatient environment; and

understand the tradeoffs involved in balancing the needs of the hospital with those of the medical staff; they tend to have an intimate knowledge of the issues that the hospital is facing and are invested in finding solutions to these problems.

Principal Services and Markets

The Company provides management services to medical groups that provide comprehensive inpatient care services in the U.S.  We offer a comprehensive set of integrated medical services to hospitals, health carriers and medical groups as well as individual physicians, through our affiliated medical groups, as follows:

Services for Hospitals

	Providing care from the emergency room through hospital discharge;
	Admission and care of unassigned and/or uninsured patients;
	Inpatient internal medicine consultation services;
	Emergency room Clinical Decision Unit services to improve throughput and ease overcrowding;
	Development of hospital-based physicians programs, including pulmonary, critical care, cardiology and nephrology;
	24/7 in-hospital inpatient coverage services;

	Development of evidence-based medicine protocols for common diagnoses;
	Implementation of patient safety guidelines;
	Education of nurses and hospital staff;
	Analysis of statistics via the ApolloWeb (discussed further below) database, including length of stay, bed days/1000 admissions, and readmission rates; and
	Care of patients at academic medical centers, including the education of medical students, interns and residents

Services for Health Carriers and Medical Groups

	Admission and care of assigned patients;
	Consistent communication with primary care physicians upon admission, during the patient’s hospital stay, and upon discharge;
	Rapid transfer of out-of-network patients back to designated hospitals;
	24/7 in-hospital inpatient coverage services;
	Consistent communication with case managers, social workers, and medical group personnel;
	Hospital-based physician consulting services; and
	Analysis of statistics via the ApolloWeb database technology.

Services for Individual Physicians

Hospital-based services for physicians on weekends, holidays, or for those who do not wish to come to the hospital; primary care physicians can benefit from this arrangement because they have more time to focus on outpatient care.

Competition

The healthcare industry is highly competitive, and the market for hospitalists within this industry is highly fragmented.  The Company faces competition from numerous small hospitalist and emergency room practices as well as large physician groups. Some of these competitors operate on a national level, such as Emcare, Team Health and IPC and may have greater financial and other resources available to them.

In addition, because the market for hospitalist services is highly fragmented and the ability of individual physicians to provide services in any hospital where they have certain credentials and privileges, competition for growth in existing and expanding markets is not limited to our largest competitors.

Growth Strategy, Competitive Position in Industry and Methods of Competition

We anticipate that we will grow our business by two primary methods, organic growth and acquisitions.

Organic Growth

The Company has initiated a marketing plan focused on targeting hospitals, hospital chains, health carriers/HMOs, medical groups and individual physicians. We also plan to commence a physician recruitment campaign aimed at attracting physicians to meet the expected increase in demand for our services. This campaign will be driven by utilizing direct contacts with internal medicine residency programs, advertising in professional journals, and on-line advertising programs. We believe we have a competitive advantage in attracting highly qualified physicians by offering recruits, through our affiliated medical groups, competitive salary and benefits including, if appropriate, incentive-based stock options as part of the compensation package.

We expect to add key personnel to our business operations in order implement our growth strategy. Management believes that this will include a marketing division, establishing a physician recruiting division, expanding the billing department, and establishing a case management division. We also intend to upgrade our information technology systems to keep pace with growth. This could include: (1) upgrading the ApolloWeb technology, (2) integration of billing and collections functions, (3) electronic medical records, and (4) upgrading the wireless technology system.

Acquisitions

The Company also plans to grow through mergers/acquisitions. Targeted mergers/acquisitions will focus on hospitalist groups, emergency room physician groups, and other hospital-based specialty physicians. We have identified a number of small group practices, as well as larger groups with between 40 and 200 physicians that may be potential merger/acquisition candidates. We believe that we may have a competitive advantage in closing potential mergers/acquisitions as a publicly-traded company, which could provide us with access to additional capital and the ability to utilize our stock as part of the compensation package to the stockholders of the target companies.

Technology

AMH and Drs. Hosseinion and Vazquez have developed, and own, a proprietary web-based, practice management software program for hospital-based physicians. The system, known as ApolloWeb allows a physician to enter patient information in real-time at a patient’s bedside via a 3G broadband-enabled PDA or a desktop computer. ApolloWeb is capable of generating:

	real-time, comprehensive statistical data
	complete HCFA(Health Care Financing Administration) billing forms
	patient admissions and discharge summaries, including major test results and necessary follow-ups
	faxes or emails to primary care physicians with the aforementioned information.

It is expected that additional features will be added to enhance the ApolloWeb technology, several of which include an Electronic Medical Record (EMR) platform and a quality control component in the near future. In exchange for the Company’s management services, AMH and Drs. Hosseinion and Vazquez currently make ApolloWeb available to the Company for its use at no charge in its business operations. The Company is currently negotiating to acquire the rights to the ApolloWeb technology from AMH, and Drs. Hosseinion and Vazquez.

Regulatory Matters

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the U.S. Department of Health and Human Services Office of the Inspector General, or the OIG, the U.S. Department of Justice, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business.

Imposition of sanctions associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition and results of operations. The Company cannot guarantee that its arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse affect on its business, financial condition and results of operations.

False Claims Acts

The federal civil False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. By way of illustration, these prosecutions may be based upon alleged coding errors, billing for services not rendered, billing services at a higher payment rate than appropriate, and billing for care that is not considered medically necessary. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute or the Stark Law, can be considered a violation of the False Claims Act based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005, or the DRA, amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 19 states and the District of Columbia have some form of a state false claims acts. As of August 2007, the OIG has determined that eight of these satisfy the DRA standards, and we anticipate this figure will continue to increase. As of August 2007, the eight states are: Hawaii, Illinois, Massachusetts, Nevada, New York, Tennessee, Texas and Virginia. Of the sixteen states in which we currently operate, the following nine states have some form of a state false claims act: California, Florida, Georgia, Illinois, Michigan, Nevada, Oklahoma, Tennessee and Texas.

Anti-Kickback Statutes

The federal Anti-Kickback Statute contained in the Social Security Act prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a beneficiary of Medicare, Medicaid or other governmental healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental healthcare programs. Some courts and the OIG interpret the statute to cover any arrangement where even one purpose of the remuneration is to influence referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, and criminal and civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other governmental healthcare programs.

Due to the breadth of the Anti-Kickback Statute’s broad prohibition, there are a few statutory exceptions that protect various common business transactions and arrangements from prosecution. In addition, the OIG has published safe harbor regulations that outline other arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements will be subject to greater scrutiny by enforcement agencies.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state.

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient and outpatient hospital services, clinical laboratory services, certain imaging services, and other items or services that our affiliated physicians may order. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. Compliance with all elements of the applicable Stark Law exception is mandatory.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $15,000 for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

Some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or the HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which include entities like the Company, our affiliated hospitalists, and practice groups.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties, including: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years.

Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators but some may afford private rights of action to individuals who believe their personal information has been misused.

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as the Company, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the sixteen states in which we currently operate, we believe that the following nine states prohibit the corporate practice of medicine: California, Colorado, Georgia, Illinois, Michigan, Nevada, North Carolina, Tennessee and Texas.

The Company operates by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and which employ or contract with additional physicians to provide hospitalist services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations.

Some of the relevant laws, regulations, and agency interpretations in the states in which we operate have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities and other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this occurred, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements.

Deficit Reduction Act of 2005

Among other mandates, the Deficit Reduction Act of 2005, or the DRA, created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from any one state. However, we will likely be required to comply in the future as our Medicaid billings increase, but we cannot predict when that will occur. We also cannot predict what new state statutes or enforcement efforts may emerge from the DRA and what impact they may have on our operations.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under HIPAA, there are two additional federal crimes that could have an impact on our business: ‘‘Health Care Fraud’’ and ‘‘False Statements Relating to Health Care Matters.’’ The Health Care Fraud statute prohibits any person from knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program. Healthcare benefit programs include both government and private payers. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from governmental healthcare programs.

The False Statements Relating to Health Care Matters statute prohibits knowingly and willfully falsifying, concealing or covering a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

The OIG may impose administrative sanctions or civil monetary penalties against any person or entity that knowingly presents or causes to be presented a claim for payment to a governmental healthcare program for services that were not provided as claimed, is fraudulent, is for a service by an unlicensed physician, or is for medically unnecessary services. Violations may result in penalties of up to $10,000 per claim, treble damages, and exclusion from governmental healthcare funded programs, such as Medicare and Medicaid. In addition, the OIG may impose administrative sanctions against any physician who knowingly accepts payment from a hospital as an inducement to reduce or limit services provided to Medicare and Medicaid program beneficiaries.

Other State Fraud and Abuse Provisions

In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act.

U.S. Sentencing Guidelines

The U.S. Sentencing Guidelines are used by federal judges in determining sentences in federal criminal cases. The guidelines are advisory, not mandatory. With respect to corporations, the guidelines states that having an effective ethics and compliance program may be a relevant mitigating factor in determining sentencing. To comply with the guidelines, the compliance program must be reasonably designed, implemented, and enforced such that it is generally effective in preventing and detecting criminal conduct. The guidelines also state that a corporation should take certain steps such as periodic monitoring and appropriately responding to detected criminal conduct. We have yet to develop a formal ethics and compliance program.

Licensing, Certification, Accreditation and Related Laws and Guidelines

Clinical personnel of our affiliated companies are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since the Company performs services at hospitals and other types of healthcare facilities, it may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission on Accreditation of Health Care Organizations. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

Professional Licensing Requirements

The Company’s affiliated hospitalists must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

Employees

As of April 30, 2009, we had 3 full-time employees. None of our full-time employees is a member of a labor union, and we have never experienced a work stoppage.

ITEM 1A.	RISK FACTORS

There are a number of important factors that could cause our business, financial condition, cash flows, and results of operations to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors about which we may or may not yet be aware. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Report and our other public filings.

Risk Relating to Our Business

The Company has a limited operating history that makes it impossible to reliably predict future growth and operating results.

The Company was incorporated on October 19, 2006, and will serve as the management company initially for two medical groups, AMH and AMA. Accordingly, we have a limited operating history upon which you can evaluate its business prospects, which makes it difficult to forecast Apollo’s future operating results. The evolving nature of the current medical services industry increases these uncertainties.

The Company has an unproven business model with no assurance of significant revenues or operating profit.

The current business model is unproven and the profit potential, if any, is unknown at this time. The Company is subject to all of the risks inherent in the creation of a new business. We have not yet commenced full operations and our ability to achieve profitability is dependent, among other things, on our initial marketing to generate sufficient operating cash flow to fund future expansion. There can be no assurance that our results of operations or business strategy will achieve significant revenue or profitability.

The growth strategy of Apollo may not prove viable and expected growth and value may not be realized.

Our business strategy is to rapidly grow by financing the acquisition and establishment, and managing a network, of medical groups providing certain hospital-based services. Where permitted by local law, we may also acquire such medical groups directly. Groups managed (or owned) by the Company are referred to herein as “Affiliated Medical Groups.” Identifying quality acquisition candidates is a time-consuming and costly process. There can be no assurance that we will be successful in identifying and establishing relationships with these and other candidates. If the Company is successful in identifying and acquiring other businesses, there is no assurance that it will be able to manage the growth of such businesses effectively.

The success of our growth strategy depends on the successful identification, completion and integration of acquisitions.

The Company’s future success will depend on the ability to identify, complete, and integrate the acquired businesses with its existing operations. The growth strategy will result in additional demands on our infrastructure, and will place further strain on limited management, administrative, operational, financial and technical resources. Acquisitions involve numerous risks, including, but not limited to:

·	the possibility that we will not able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, if at all;
·	possible decreases in capital resources or dilution to existing stockholders;
·	difficulties and expenses incurred in connection with an acquisition;
·	the diversion of management’s attention from other business concerns;
·	the difficulties of managing an acquired business;
·	the potential loss of key employees and customers of an acquired business;
·
in the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired entity or write-off the value of some or all of the assets of the acquisition.

Our future growth could be harmed if we lose the services of certain key personnel.

The Company’s success depends upon the services of a number of key employees, specifically Warren Hosseinion, M.D. and Adrian Vazquez, M.D., and will depend upon certain other additional key employees. We plan to enter into employment agreements with, and acquiring key man life insurance, for Drs. Hosseinion and Vazquez, and other key executives hired in the future. The loss of the services of one or more of these key employees could harm our business. The Company’s success also depends upon its ability to attract highly skilled new employees. Competition for such employees is intense in the industries and geographic areas in which we operate. We may rely on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Recently proposed accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. If the Company is unable to compete successfully for key employees, its results of operations, financial condition, business and prospects could be adversely affected.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on its results of operations, financial condition, business and prospects. Although we attempt to stay informed of customer preferences, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

We may be unable to scale its operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

We may be unable to integrate new business entities and manage its growth.

The Company’s ability to manage its growth effectively will require it to continue to improve its operational, financial and management controls and information systems to accurately forecast sales demand, to manage its operating costs, manage its marketing programs in conjunction with an emerging market, and attract, train, motivate and manage its employees effectively. If our management fails to manage the expected growth, our results of operations, financial condition, business and prospects could be adversely affected. In addition, the Company’s growth strategy may depend on effectively integrating future entities, which requires cooperative efforts from the managers and employees of the respective business entities. If our management is unable to effectively integrate our various business entities, our results of operations, financial condition, business and prospects could be adversely affected.

The Company’s success depends upon its ability to adapt to a changing market and its continued development of additional services.

Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance by the marketplace. The procurement of new contracts by the Company’s Affiliated Medical Groups may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, as well as the potential need for continuing improvement to existing services. Moreover, the markets for such services may not develop as expected nor can there be any assurance that we will be successful in its marketing of any such services.

Changes associated with reimbursement by third-party payers for the Company’s services may adversely affect operating results and financial condition.

The medical services industry is undergoing significant changes with third-party payers that are taking measures to reduce reimbursement rates or in some cases, denying reimbursement altogether. There is no assurance that third party payers will continue to pay for the services provided by our Affiliated Medical Groups. Failure of third party payers to adequately cover the medical services so provided by the Company will have a material adverse affect on our results of operations, financial condition, business and prospects.

The medical services industry is highly regulated and failure to comply with laws and regulations applicable to our business could have an adverse affect on the Company’s financial condition.

The medical services currently provided by our Affiliated Medical Groups and those expected to be provided in the future are subject to stringent federal, state, and local government health care laws and regulations. If we fail to comply with applicable laws, we could be subject to civil or criminal penalties while also being declined participation in Medicare, Medicaid, and other government sponsored health care programs.

Federal and state healthcare reform may have an adverse effect on the Company’s financial condition and results of operations.

Federal and state governments have continued to focus significant attention on health care reform. A broad range of health care reform measures have been introduced in Congress and in state legislatures. It is not clear at this time what proposals, if any, will be adopted, or, if adopted, what effect, if any, such proposals would have on the Company’s business.

Regulatory authorities or other persons could assert that current or future relationships with any acquired companies fail to comply with the anti-kickback law, which could adversely affect our business operations.

The anti-kickback provisions of the Social Security Act prohibit anyone from knowingly and willfully (a) soliciting or receiving any remuneration in return for referrals for items and services reimbursable under most federal health care programs or (b) offering or paying any remunerations to induce a person to make referrals for items and services reimbursable under most federal health care programs, which is referred to as the “anti-kickback law”. The prohibited remunerations may be paid directly or indirectly, overtly or covertly, in cash or in kind. If such a claim were successfully asserted, the Company could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. If we were subjected to penalties or were unable to successfully restructure our relationships to comply with the anti-kickback law, our results of operations, financial condition, business and prospects could be adversely affected.

Regulatory authorities could assert that acquisitions or service agreements with third parties fail to comply with the federal Stark Law and state laws prohibiting physicians from referring to entities in which they have a financial interest.

The Stark Law prohibits a physician from making a referral to an entity for the furnishing of federally funded designated health services if the physician has a financial relationship with the entity.  Designated health services include clinical laboratory services, physical and occupational therapy services, radiology services such as magnetic resonance imaging (MRI) and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, and others.  More detailed implementing regulations have been promulgated by the United States Department of Health and Human Services.  Some states have comparable laws restricting referrals for designated health services paid by any payer.  Unless an exception is satisfied, these laws and regulations prevent physician investors and other physicians who have a financial relationship with the Company from referring patients to us for designated health services.  The inability of these physicians to refer designated health services to us may have an adverse effect on our financial condition and results of operations.  In addition, we could be required to restructure or terminate acquisitions or service agreements to ensure compliance with the Stark Law and applicable rules and regulations.    The provisions of the self-referral laws, like all statutes affecting the health care industry, and the regulatory implementation and interpretation of them may change, and the nature and timing of any such change cannot be predicted.

We are subject to information privacy regulations, and our failure to comply with such laws may adversely affect our business operations.

Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and related rules and regulations. The HIPAA Privacy Rule restricts the use and disclosure of patient information and requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA requirements that will be imposed on us. Our failure to comply with these requirements could result in liability and have a material adverse affect on our results of operations, financial condition, business and prospects.

Our Business may expose us to certain potential litigation, which if successful and not covered by existing insurance could have a material adverse effect on our profitability.

The Company’s business may expose it to potential litigation. While we intend to take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant liability or litigation exposure. Service liability insurance is expensive, to the extent it is available at all. There can be no assurance that we will be able to obtain such insurance on acceptable terms, if at all, or that we will be able to secure increased coverage or that any insurance policy will provide adequate protection against successful claims, if at all. A successful claim brought against the Company in excess of its insurance coverage would have a material adverse effect upon our results of operations and financial condition.

We face possible liability in connection with the proposed acquisition of a medical management company.

In connection with the proposed acquisition of a medical management company, the billing company was notified approximately one month ago that Medicaid will be auditing some of their billing practices. The audit relates to inadvertent billing of services for which the local hospital also billed. The Medicaid audit is expected to take 6 to 12 months. Assuming that the Company’s acquisition of this medical management company is consummated, it is possible that the Company will have the liability to reimburse Medicaid for these charges, along with interest and penalties. The amount of such reimbursement, if any, cannot be estimated at this time, but it could be material. In further negotiations with the medical management company, management of the Company intends to seek a mechanism whereby the Company would be able to recoup any amounts that it must pay to Medicaid. However, no assurance can be given as to whether such negotiations will be successful or whether the transaction will be completed.

Risks Relating to Our Common Stock

If we fail to remain current in our SEC reporting obligations, we could be removed from the OTC Bulletin Board, which would adversely affect the market liquidity for our securities.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC, and trading in our securities is very limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our securities.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Efforts to comply with recently enacted changes in federal securities laws will increase our costs and require additional management resources.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements are not presently applicable to us but we will become subject to these requirements by the end of our next fiscal year. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters is located at 1010 N. Central Avenue, Glendale, California. The corporate office is approximately 800 square feet and is leased on a month-to-month basis for approximately $1,800 per month. In January 2009, the Company exercised its right to terminate the lease and the lease was terminated on February 28, 2009.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock was approved for listing on the OTC Bulletin Board, under the symbol “AMEH,” on July 13, 2008. The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the common stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.   There was little trading in our common stock during the period(s) reflected. As of April 10, 2009, the Company had 25,870,220 common shares outstanding, of which only 49,134 were free trading.

	High	Low
Fiscal Year ended January 31, 2009
July 13, 2008 – July 31, 2008	$0.0001	$0.0001
Third Quarter	$4.25	$0.0001
Fourth Quarter	4.24	0.51

Stockholders

As of April 10, 2009, as reported by the Company’s stock transfer agent, there were 318 holders of record of our common stock.

Dividends

To date, we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Stock Option Grants

For the twelve months ended January 31, 2009, we granted no stock options.

Equity Compensation Plan Information

The following table provides information, as of January 31, 2009, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	–	–	–
Equity compensation plans not approved by stockholders (1)	322,222	$0.27	377,778

(1)        The amounts reported include: (i) 250,000 shares of common stock issued to A. Noel DeWinter, the Company’s Chief Financial Officer, pursuant to an employment agreement with the Company, dated September 10, 2008; (ii) a stock award of 50,000 shares to Kaneohe (Kyle Francis) under a consulting contract dated October 22, 2008; and (iii) 400,000 shares of common stock issued to Suresh Nihalani under a director agreement with the Company, dated as October 27, 2008. The shares issued to Mr. Nihalani will vest ratably over a thirty-six month period commencing December 2008.  As of January 31, 2009, 22,222 shares had vested under the director agreement, and 377,778 shares remained unvested.

Recent Sales of Unregistered Securities

We have issued and sold securities of the Company as disclosed below within the last three years. Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the “ Act ”):

•
During the period from February 1, 2007 through July 31, 2007, we sold and issued a total of 364,000 shares of our common stock to investors for aggregate proceeds of $182,000, at a per share price of $0.27.  As part of this issuance, we granted 91,000 warrants to purchase shares of our common stock to such investors; and

•
During the period from February 1, 2008 through July 31, 2008, we sold and issued a total of 670,000 shares of our common stock to investors for aggregate proceeds of $335,000, at a per share price of $0.50.  As part of this issuance, we granted 167,500 warrants to purchase shares of our common stock to such investors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements- Cautionary Statement

The following discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” “budgeted,”  or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A “Risk Factors,” and elsewhere in this report.  The Company assumes no obligation to update the forward-looking statements.

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

Overview and Plan of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and meaningfully present our financial condition and results of operations.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

The Company provides hospitalist services to numerous hospitals and other health care providers and recognizes revenue as the services are provided.  The Company generates, and segregates, its revenue into three categories: Case Rate, Capitation and Fee for Service. Case Rate and Capitation revenues in each period are recorded upon completion of the services under each contract.

Patient Fee for Service revenues in each period is recorded at amounts reasonably assured to be collected.  The percentage of Fee for Service billings that are assumed reasonably collectible are based on experience and are adjusted to reflect actual collections in subsequent periods.

The estimation and the reporting of patient responsibility revenues is highly subjective and depends on the payer mix, contractual reimbursement rates, collection experiences, and other factors.

Direct Costs of Services

Direct Costs include the direct salaries and contract payments to physicians employed by the Company that serve as hospitalists, all employment related taxes, medical and disability insurance costs, premiums for malpractice insurance provided to these physicians, costs incurred for medical billing services and the costs associated with establishing physician privileges.

Management Fees

AMH is charged, and pays, a monthly Management fee to AMM. The fee is calculated on a percentage of AMH’s gross revenue that AMH receives for the performance of medical services by AMH. The monthly percentage is established based upon the requirements of the Management Company (AMM). Under the Management Services Agreement dated August 1, 2008, the management fee was established at 3.5 percent of AMH’s monthly gross revenues. The Management Services Agreement was modified on March 20, 2009 to allow for an adjustment in monthly management fees as needed to cover costs incurred by AMM.  These fees are eliminated in consolidation.

FISCAL YEAR ENDED JANUARY 31, 2009 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2008

Revenues

The Company reported revenues of $1,057,354 for the twelve months ended January 31, 2009, up from revenues of $90,500 reported for the twelve months ended one year earlier on January 31, 2008.  The increase of $966,854 almost solely reflects the consolidation of medical fees and services from AMH for the period from August 1, 2008 through January 31, 2009, which resulted from the execution of the Management Services Agreement signed on August 1, 2008. Revenues in fiscal 2008 represented Management Fees earned and reported by AMM.

Cost of Services

Cost of Services was $1,046,103 for the twelve months ended January 2009, compared to Cost of Goods Sold of $ 63,093 for the corresponding twelve months ended January 2008. Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges.

Operating Expenses

General and Administrative expenses were $827,287 for the twelve months ended January 2008, compared to General and Administrative expenses of $181,069 reported in the comparable twelve months of 2007. In fiscal 2009, the Company expensed the $250,000 initial payment for the Siclone Merger along with legal costs of $28,348 incurred in this transaction. . In addition, the Company recorded compensation and consulting expenses, and financing costs of $ 306,555 and $46,250, respectively, in 2009, all incremental to 2008.

Loss from Operations

The Company reported a Loss from Operations of $(835,815) for the twelve month period ended January 31, 2009, compared to a Loss from Operations of $(153,662) for the comparable twelve months ended January 31, 2008.  The increased loss of $(682,153) from 2008 to 2009 was due to the high costs of service relative to the revenues generated from the Company’s contracts, as the Company has not yet achieved economies of scale in its activities. In addition, the loss from operations in 2009 was further impacted by costs related to the Siclone transaction and a high level of compensation and consulting costs.  The Loss form Operations in 2008 was due to the fact that the low level of management Fee income was insufficient to cover the costs of services and administrative costs in this formative year.

Net Loss

A net loss of $(891,815) was reported for the twelve months ended January 31, 2009 verses a net loss of $(154,462) for the twelve months ended January 31, 2008.  The increased loss of $(737,353) was primarily due to the cost incurred for the Siclone Merger of $250,000, and the related legal costs of $28,348, along with the compensation costs and financing fees.

Liquidity and Capital Resources

At January 31, 2009, the Company had cash and cash equivalents of $84,161, compared to cash and cash equivalents of $44,352 at the beginning of the fiscal year at January 31, 2008. Short-term borrowings totaled $74,782 at January 31, 2009, compared to no short-term borrowings at January 31, 2008. Long-term borrowings totaled $231,218 as of January 31, 2009, compared to no long-term borrowings as of January 31, 2008.

Net cash used in operating activities totaled a $(622,485) for the twelve months ended January 31, 2009, compared to $(139,832) for the comparable twelve months ended January 31, 2008. The significantly larger operating loss, including the $250,000 paid and expensed on the Siclone Merger, was primarily responsible for the increase in the negative operating cash flow.

The Company borrowed a total of $320,000 on short-term promissory notes in the year ended January 31, 2009.  The father of the Company’s CEO loaned $70,000 to the Company, and two individuals, each loaned the Company $125,000.

The $70,000 related party note was due and payable in full no later than October 1, 2008, carried no interest rate, and the Company was obligated to pay an origination fee of $5,000 at the time of payoff.  The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension with the father of the Company’s CEO.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at eight (8) percent and the note is initially convertible into 214,285 shares of common stock.  The Company has the right to redeem the note at a 105 percent premium any time prior to the due date on March 31, 2011.

The Company borrowed $125,000 on June 13, 2008 from a non-related party.  The note also bears no interest rate and was due and payable in full on July 2, 2008.  The note was paid off as of October 31, 2008.  The Company recorded a penalty of $6,250 during the nine months ended October 31, 2008 due to late payment.

Also, during the third fiscal quarter, the Company borrowed $125,000 on September 24, 2008 under a note from a non-related party. This note bore an interest rate of 15 percent and was due and payable in full on October 22, 2008.  The note obligated the Company for an origination fee of $10,000 and reimbursement of legal fees totaling $1,500 and issuance of 50,000 shares of the Company’s common stock. The note, along with the origination fee and legal reimbursement, was paid off in full on October 20, 2008.

During the twelve months ended January 31, 2009, the Company also financed its operations with the private placement of Company stock to accredited investors totaling $335,000. These stock sales and the proceeds occurred prior to the completion of the Siclone Merger. The Company has not sold any common stock subsequent to the Merger in mid June 2008.  During the initial six months of 2007, the Company received $182,000 from the sale of its Common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended January 31, 2009 are included in this annual report, beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at January 31, 2009, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective, at a reasonable assurance level, in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.  For a discussion of the reasons on which this conclusion was based, see “Management’s Annual Report on Internal Control over Financial Reporting” below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of January 31, 2009.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses in our disclosure controls and procedures, and internal controls over financial reporting:

1.          We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

2.          We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

3.           We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.  Management evaluated the impact of our significant number of audit adjustments, and concluded that the control deficiency that resulted represented a material weakness.

Based on the foregoing materials weaknesses, we have determined that, as of January 31, 2009, the effectiveness of our controls and procedures over financial accounting and reporting are insufficient.  The Company is taking steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended January 31, 2009) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the Company’s directors and executive officers, as of the date hereof. Dr. Hosseinion and Dr. Vazquez have served as directors since the formation of the Company on July 3, 2008. Mr. Nihalani was elected a Director on October 27, 2008.

Name	Age	Title
Warren Hosseinion, M.D.	36	Chief Executive Officer, Director
Adrian Vazquez, M.D.	38	President and Chairman of the Board
A. Noel DeWinter	70	Chief Financial Officer
Suresh Nihalani	56	Director

Warren Hosseinion, M.D. Dr. Hosseinion has served as the Company’s Chief Executive Officer (“CEO”) since its formation in July 2008, and prior to that he served as the CEO of ApolloMed Hospitalists beginning in 2001.   Dr. Hosseinion received his medical degree from Georgetown University and is a Diplomate of the American Board of Internal Medicine.

Adrian Vazquez, M.D. Dr. Vazquez has served as the Company’s President and Chairman of the Board since 2008.  Dr. Vazquez co-founded ApolloMed Hospitalists in 2001, and he has served as President and Chairman of AMH since June 2001. Dr. Vazquez received his medical degree from the University of California, Irvine and is a Diplomate of the American Board of Internal Medicine.

A.  Noel DeWinter. Mr. DeWinter has served as the Chief Financial Officer (“CFO”) since joining the Company in August 2008. Prior to joining the Company, Mr. DeWinter served as Chief Financial Officer of Bridgetech Holdings International, Inc. (“Bridgetech”), from March 2007 through April 2008.  Priot to that,  Mr. DeWinter served as CFO of Retail Pilot, Inc., an affiliate of Bridgetech, since March 2005. Mr. DeWinter holds a BA in Economics from Carleton College and an MBA from the Wharton School at the University of Pennsylvania.

Suresh Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. Prior to Nevis Networks, he co-founded Accelerated Networks and ACT Networks. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology.

Family Relationships

There are no familial relationships among the directors and executive offices identified in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities (“10% stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors, and 10% stockholders also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations provided by our officers, directors and 10% stockholders, the Company’s directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements, as applicable.

Code of Ethics

The Company has not yet adopted a code of ethics, in part because we recently commenced business operations and have a limited number of employees.  As the Company grows its business, and hires additional employees, we expect to adopt a code of ethics applicable to the conduct of our employees.

Committees of the Board of Directors

Our common stock is currently quoted on the OTC Bulletin Board electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating or Compensation committee. As of January 31, 2009, our Board of Directors did not maintain an Audit Committee, Nominating Committee or Compensation Committee.

Additionally, the OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board.  Based on the foregoing standards, we have determined that Suresh Nihalani is our only “independent” director.

ITEM 11.   EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to the our executive officers for the fiscal years ended January 31, 2009 and 2008, respectively:

							Non-Qualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Warren Hosseinion, M. D.	2009	$239,830	0	0	0	0	0	0	$239,830
Chief Executive Officer(1)	2008	$0							$0

Adrian Vazquez, M.D.	2009	$256,720	0	0	0	0	0	0	$256,720
President and Chairman(1)	2008	$0							$0

A. Noel DeWinter	2009	$33,500	0	$67,500	0	0	0	0	$101,000
Chief Financial Officer (2)	2008	$0							$0

(1)  The reported compensation for Dr. Hosseinion and Dr. Vazquez is entirely generated from patient care activities.

(2)  Mr. DeWinter joined the Company on August 1, 2008.

Employment Agreements

On September 10, 2008, the Company entered into an employment agreement with A. Noel DeWinter pursuant to which Mr. DeWinter agreed to serve as the Chief Financial Officer of the Company. Under the employment agreement, Mr. DeWinter is entitled to a base salary of $7,000 per month, and reimbursement of reasonable travel and other expenses.  In addition, pursuant to the employment agreement, the Company issued to Mr. DeWinter a stock award of 250,000 shares of common stock.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Warren Hosseinion, M.D.	0	0	0	$0	n/a	0	$0	0	0
Adrian Vazquez, M.D.	0	0	0	$0	n/a	0	$0	0	0
A. Noel DeWinter	0	0	0	$0	n/a	0	$0	0	0

Director Compensation

On October 27, 2008, the Company entered into a Director Agreement with Suresh Nihalani.  The Company issued a stock award of 400,000 shares of common stock to Mr. Nihalani, under the terms of the Director Agreement, which shares will vest ratably over a thirty-six month period commencing December 2008.  As of January 31, 2009, 22,222 shares had vested pursuant to the agreement.  None of our remaining directors receive any compensation solely for their services as directors.

Option/SAR Grants in the Last Fiscal Year

The following table reflects option grants to our executive officers during the fiscal year ended January 31, 2009:

		% Total Options/
	# of Securities	SARs Granted to	Exercise or
	Underlying Options/	Employees in Fiscal	Base	Expiration
Name	SARs Granted	Year	Price ($/Share)	Date
Warren Hosseinion, M.D.	0	0	0	0
Adrian Vazquez, M.D.	0	0	0	0
A. Noel DeWinter	0	0	0	0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 10, 2009, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.  As of April 10, 2009, there were 25,870,220 shares of the Company’s common stock issued and outstanding, of which only 49,134 are free trading shares and 25,821,086 are restricted shares.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)
Certain Beneficial Owners:
N/A	-	-

Directors/Named Executive Officers:
Warren Hosseinion, M.D.	9,123,387	34.9%
Adrian Vazquez, M.D	9,123,387	34.9%
A. Noel DeWinter	250,000 (4)	*
Suresh Nihalani	66,666 (5)	*
All Named Executive Officers and Directors as a group (4 persons)	18,563,440 (4)(5)	70.9%

* Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o Apollo Medical Holdings, Inc., 1010 N. Central Avenue, Glendale, California 91202.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of April 10, 2009.
(3)  The percentages are calculated based on the actual number of shares issued and outstanding as of April 10, 2009, which is 25,870,220 plus the amounts reported for Messrs. DeWinter and Nihalani, as further described in Notes 4 and 5 below.
(4) The shares reported include 250,000 shares of common stock beneficially owned by Mr. DeWinter under his employment agreement with the Company.  However, as of the date of this Report, such shares have not been issued to Mr. DeWinter due to an administrative delay.
(5)  The shares reported include (i) 44,444 shares of common stock beneficially owned by Mr. Nihalani pursuant  his director agreement, as of the date of this Report; and (ii) 22,222 shares of common stock that will vest within 60 days of this Report.  However, as of the date of this Report, the 44,444 shares have not been issued to Mr. Nihalani due to an administrative delay.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the twelve months ended January 31, 2009 and 2008, the Company generated revenue of $57,344 and $90,500, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

The Company borrowed $70,000 on a short-term promissory note in the quarter ended July 2008 from a related party of the Chief Executive officer of the Company.   The $70,000 note was due and payable in full no later than October 1, 2008, carries no interest rate, and the Company was obligated to pay an origination fee of $5,000 at the time of payoff.  The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at 8% and the note is initially convertible into 214,285 shares of common stock.  The Company has the right to redeem the note at a 105 percent premium prior to March 31, 2011.

In addition, during the Company’s most recently completed fiscal quarter, we issued convertible notes in amounts aggregating to $23,000 to two relatives of Warren Hosseinion, the Company’s Chief Executive Officer.

Director Independence

Our common stock is quoted on the OTC Bulletin Board electronic trading platform, which does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board.  Based on the foregoing standards, we have determined that Suresh Nihalani is our only “independent” director.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by Kabani and Company to us for the fiscal years ended January 31, 2009 and January 31, 2008 were as follows:

	Fiscal Year Ended 1/31/2009	Fiscal Year Ended 1/31/2008
Audit fees	$27,000	$25,000
Audit-related fees	-	-
Tax fees*	$3,000	$3,000
All other fees	-	-
Total	$30,000	$28,000

*Tax Returns for the Company were completed by a local CPA firm and the Tax Fees in the table above represent amounts paid to this firm.

(1)
Audit fees consist of services that would normally be provided in connection with statutory and regulatory filings or engagements, including services that generally only the independent accountant can reasonably provide.

(2)
Audit-related fees relate to assurance and associated services that traditionally are performed by the independent accountant, including: attest services that are not required by statute or regulation; accounting consultation and audits in connection with mergers, acquisitions and divestitures; employee benefit plans audits; and consultation concerning financial accounting and reporting standards.

(3)	Tax fees relate to services performed by the tax division for tax compliance, planning, and advice.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2009, beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

Number	Exhibit
10.1	Employment Agreement with A. Noel DeWinter (filed as an exhibit to Current Report on Form 8-K filed on September 11, 2008, and incorporated herein by reference).
10.2
Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Quarterly Report on Form 10-Q on December 22, 2008, and incorporated herein by reference).

10.3	Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists*
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: May 18, 2009	By:	/ S/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D., Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ WARREN HOSSEINION, M.D.	Chief Executive Officer,	May 18, 2009
Warren Hosseinion, M.D.

/S/ ADRIAN VAZQUEZ, M.D.	President and Chairman of the Board	May 18, 2009
Adrian Vazquez, M.D.

/S/ A. NOEL DeWinter	Chief Financial Officer	May 18, 2009
A. Noel DeWinter

FINANCIAL STATEMENTS - TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Apollo Medical Holdings, Inc.
(Formerly, Siclone Industries, Inc.)

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc as of January 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's consolidate financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,044,951 as of January 31, 2009, negative working capital of $57,022 and cash flows used in operating activities of $622,485. This factor, as discussed in Note 3 to the financial statements raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matter are also described in Note 3. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California
May 18, 2009

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$84,161	$44,352
Accounts receivable, net	255,665	-
Due from affiliate	2,050	-
Prepaid expenses	25,025	15,719
Total current assets	366,901	60,071
Property and equipment - net	47,330	-

TOTAL ASSETS	$414,232	$60,071

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$349,141	$13,300
Due to related party	-	17,907
Convertible notes	10,000	-
Convertible notes payable-related party	23,000	-
Current portion of line of credit	41,782	-
Total current liabilities	423,923	31,207

Line of credit	156,218	-
Convertible notes payable-related party	75,000	-
Total liabilities	655,141	31,207

Minority interest	228,115	-

Commitments and contingency

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, par value $.001 and $0.0001 per share; 5,000,000 and
25,000,000 shares authorized, respectively; none issued	-	-
Common Stock, par value $.001 and $0.0001, 100,000,000 shares authorized,
25,870,220 and 20,933,490 shares issued and outstanding, respectively	25,870	20,933
Additional paid-in-capital	550,058	161,067
Accumulated deficit	(1,044,951)	(153,136)
Total stockholders' equity (deficit)	(469,024)	28,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$414,232	$60,071

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

	For the years ended
	JANUARY 31,
	2009	2008

REVENUES	$1,057,354	$90,500

Operating expenses:
Cost of services - physician practice salaries, benefits and other	1,046,103	63,093
General and administrative	827,287	181,069
Depreciation	19,780	-
Total operating expenses	1,893,169	244,162

LOSS FROM OPERATIONS	(835,815)	(153,662)

OTHER EXPENSES:
Interest expense	8,950	-
Financing cost	46,250
Total other expenses	55,200	-

NET LOSS BEFORE INCOME TAXES	(891,015)	(153,662)

Provision for Income Tax	800	800

NET LOSS	$(891,815)	$(154,462)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	24,007,988	20,933,490

*BASIC AND DILUTED NET LOSS PER SHARE	(0.04)	(0.01)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

				Retained
				Earnings
	Common Stock			(Accumulated	Stockholder's
	Shares	Amount	APIC	Deficit)	Equity (Deficit)

Balance at January 31, 2007	$20,933,490	$20,933	$161,067	$1,326	$183,326

Net loss	-	-	-	(154,462)	(154,462)

Balance at January 31, 2008	20,933,490	20,933	161,067	(153,136)	28,864

Issuance of shares by AMM	-	-	335,000	-	335,000

Recapitalization due to reverse acquisition	4,606,932	4,607	(35,206)	-	(30,599)

Shares issued for finance charge	50,000	50	13,450	-	13,500

Shares issued for service	279,798	280	75,266	-	75,545

Issuance of warrants	-	-	481	-	481

Net Loss	-	-	-	(891,815)	(891,815)

Balance at January 31, 2009	$25,870,220	$25,870	$550,058	$(1,044,951)	$(469,024)

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

	Years ended January 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Net loss	$(891,815)	$(154,462)
Depreciation	19,780	-
Bad debt expense	22,963	-
Issuance of shares for services	75,545	-
Shares issued as finance charge	13,500	-
Amortization of debt discount	481	-
Changes in assets and liabilities:
Accounts receivable	25,183	-
Prepaid expenses	(9,306)	(1,320)
Due from related party	13,098	17,707
Accounts payable and accrued liabilities	108,087	(1,757)
Net cash used in operating activities	(622,485)	(139,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	19,295	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	250,000	-
Payments of notes payable	(250,000)	-
Proceeds from notes payable-affiliate	98,000	-
Proceeds from isuance of convertible notes	210,000	-
Proceeds from issuance of common stock for cash	335,000	182,000
Net cash provided by financing activities	643,000	182,000

NET INCREASE IN CASH & CASH EQUIVALENTS	39,810	42,168

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,352	2,184

CASH & CASH EQUIVALENTS, ENDING BALANCE	84,161	$44,352

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$7,960	$-
Taxes paid during the year	$-	$-

NON-CASH SUPPLEMENTAL DISCLOSURE

Convertible note payable due and classified in accrued liabilities	$200,000	-

Addition to assets through acquisition (Note 1)	$403,976	-

Assumption of liabilities through acquisition (Note 1)	$(195,155)	-

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Critical Accounting Policies

On June 13, 2008, Siclone Industries, Inc. (the “Company”), Apollo Acquisition Co., Inc., a wholly owned subsidiary of the Company (“Acquisition”), Apollo Medical Management, Inc. (“Apollo Medical”) and the shareholders of Apollo Medical entered into an agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Apollo Medical merged with and into Acquisition. The former shareholders of Apollo Medical received 20,933,490 shares of the Company’s common stock in exchange for all the issued and outstanding shares of Apollo Medical.

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

Basis of Consolidation

The accompanying consolidated financial statements have been prepared by Apollo in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany balances and transactions have been eliminated in consolidation

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Concentrations

During the twelve month period ended January 31, 2009, the Company had three major customers, which contributed 24%, 19% and 19% of revenue. As of January 31, 2009 the total receivables from these customers amounted to $0, $75,086 and $25,056, respectively.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact that this statement will have on its financial reporting.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a significant impact on its results of operations or financial position.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank representing Company’s current operating account

Property and Equipment

Property and Equipment is recorded at cost and depreciated using the straight- line method over the estimated useful lives of the respective assets. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income.  Computers and Software are depreciated over 3 years.  Furniture and Fixtures are depreciated over 8 years. Machinery and Equipment are depreciated over 3 years.

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

Revenue Recognition

The Company recognizes Case Rate and Capitation revenue when persuasive evidence of an arrangement exists, service has been rendered, the sales price is fixed or determinable, and collection is reasonable assured.  Fee for Service revenues are recorded at amounts reasonably assured to be collected. The determination of reasonably assured collections is based on historical Fee for Service collections as a percent of billings. The provisions are adjusted to reflect actual collections in subsequent periods.

The estimation and the reporting of patient responsibility revenues is highly subjective and depends on the payer mix, contractual reimbursement rates, collection experiences, judgment and other factors.  The Company’s fee arrangements are with various payers, including managed care organizations, hospitals, insurance companies, individuals, Medicare and Medicaid.

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $(1,044,951) as of January 31, 2009.  Cash Flows used in Operating Activities for the twelve months ended January 31, 2009 was $(622,485).

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

 4.  Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. Accounts Receivable totals $255,665, net of a provision for bad debt expense of $11,465, and represents invoiced amounts due the Company as of January 31, 2009 on amounts billed by AMH. Accounts receivable was $0 as of January 31, 2008.

5.  Due from affiliate

Due from affiliate totals $2,050 and represents amounts due from AMA, an unconsolidated Affiliate of the Company. None was due from affiliate as of January 31, 2008.

6.  Prepaid expenses

Prepaid expenses of $25,025 and $15,719 as of January 31, 2009 and January 31, 2008, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

7.  Property and Equipment

Property and Equipment consists of the following as of January 31, 2009:

	January 31, 2009	January 31, 2008

Computers	$13,912	$—
Software	138,443	—
Machinery and equipment	50,815	—
Gross Property and Equipment	203,170	—
less accumulated depreciation	(155,840)	—
Net Property and Equipment	$47,330	$—

Depreciation expense was $19,780 and $0 for the twelve month periods ended January 31, 2009 and 2008, respectively.

8.  Accounts Payable, and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	January 31, 2009	January 31, 2008
Accounts payable	$30,599	$
Accrued interest	507
Accrued professional fees	20,267		12,443
Accrued payroll and income taxes	13,768		857
Accrued shares to be issued for note conversion	200,000		-
Accrued shares issued for services	84,000		-
Total	$349,141		$13,300

9.  Convertible Notes Payable

During the year ended January 31, 2009, the Company received $210,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 10% and are due twelve months from the date of issuance ranging from October 7, 2008 to December 12, 2008. In connection with the convertible notes, the Company issued 140,000 warrants to the note holders with an exercise price of $1.50.

The Company recorded value of warrants using the Black Scholes pricing model using the following assumptions: Stock price $0.27, Expected life of 3 years, Risk free bond rate of 1.05% to 2.00% and volatility of 44% to 61%. Based on the assumptions used the Company recorded the fair value of warrants amounting to $379 which was fully amortized as interest expense during year ended January 31, 2009.

As of January 31, 2009, the Company has received the conversion notice from the note holders to convert $200,000 of notes into shares of the Company’s common stock. This amount is included in the Accounts Payable and Accrued Liabilities and the remaining $10,000 is shown as Convertible Notes payable on the accompanying financial statements.

10.  Convertible Notes Payable-Related Party

During the year ended January 31, 2008, the Company received $23,000 proceeds from the issuance of convertible notes payable to relatives of the CEO of the Company. The convertible notes bear interest at 10% and are due twelve months from December 25, 2008. In connection with the convertible notes, the Company issued 15,333 warrants to the note holders with an exercise price of $1.50. The Company recorded value of warrants of $ 68 using the Black Scholes pricing model using the following assumptions: Stock price $0.27, Expected life of 3 years, Risk free bond rate of 1.14% and volatility of 49%.

The Company received $70,000 proceeds from the issuance of notes payable to the father of the Company’s CEO. The note was due and payable in full no later than October 1, 2008, carried no interest rate, and the Company was obligated to pay an origination fee of $5,000 at the time of payoff.  The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension with the father of the Company’s CEO.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at eight 8% and the note is initially convertible into 214,285 shares of common stock.  The Company has the right to redeem the note at a 105 percent premium any time prior to the due date on March 31, 2011.

11.  Notes payable

The Company borrowed $125,000 on June 13, 2008 from a non-related party.  The note bears no interest rate and was due and payable in full on July 2, 2008.  The note was paid off as of October 31, 2008.  The Company recorded a penalty of $6,250 during the nine months ended October 31, 2008 due to late payment.

Also, during the third quarter, the Company borrowed $125,000 on September 24, 2008 under a note. This note bore an interest rate of 15 percent and was due and payable in full on October 22, 2008.  The note obligated the Company for an origination fee of $10,000 and reimbursement of legal fees totaling $1,500 and issuance of 50,000 shares of the Company’s common stock. The note, along with the origination fee and legal reimbursement, was paid off in full on October 20, 2008.

12.  Related Party Transactions

During the twelve months ended January 31, 2009 and 2008, the Company generated revenue of $57,344 and $90,500, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

The Company borrowed $70,000 on a short-term promissory note in the quarter ended July 2008 from a related party of the Chief Executive officer of the Company.   The $70,000 note was due and payable in full no later than October 1, 2008, carries no interest rate, and the Company was obligated to pay an origination fee of $5,000 at the time of payoff.  The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension.  Under the terms of the new note, the $5,000  origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at eight (8) percent and the note is initially convertible  into 214,285 shares of common stock.  The Company has the right to redeem the note at a 105 percent premium prior to March 31, 2011. (Note 9)

Also, during the fourth quarter, the Company issued Convertible Notes in amounts aggregating to $23,000 to two relatives of Warren Hosseinion, the Company’s CEO (Note 9).

 13.  Line of Credit

The Company, through AMH, has a SBA line of credit with Wells Fargo Bank. The loan was established on January 5, 2006, provided a total available credit of $200,000 and had a final maturity date of February 10, 2009.  The interest rate is the bank’s prime rate plus 2 points. The loan is collateralized by all machinery, equipment, furniture, accounts, inventory and general intangibles of AMH and personally guaranteed by the CEO of the Company.

On February 3, 2009, the Company’s SBA line of credit with Wells Fargo Bank was, by mutual agreement, converted into a four-year fully amortized loan. The credit line was reduced to $198,000. The interest rate remained at the bank’s prime rate plus 2 percentage points and the maturity date was extended to February 10, 2013 and all collateral and guarantor remained unchanged.

As of January 31, 2008, Apollo had drawn $198,000 against this facility with $41,782 in current portion. Interest expense of $6,522 related to the SBA loan was recorded during the year ended January 31, 2009.

The following table represents the principal repayments of all the outstanding debt as of January 31, 2009:

Year ending January 31,

2010	$74,782
2011	47,928
2012	125,505
2013	53,222
2014	4,563

14.  Minority Interest

The Company recorded AMH ownership interest in the accompanied financial statements as Minority Interest amounting to $228,115.

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

            On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani.  The Company issued a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008.  During the year ended January 2009, Mr. Nihalani was issued 11,111 shares under this agreement.

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2008	$—	165,620
Granted		460,183
Exercised	—	—
Cancelled	—	—

Outstanding at January 31, 2009		625,803

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.10	470,470	1.54	470,470	$0.89
$1.50	155,333	0.76	155,333	$0.29
	625,803	2.30	625,803

The grant date fair value of warrants amounting to $8,190 which was calculated using the Black-Scholes Option Pricing Model.

16. Commitments and Contingency

On September 4, 2008, Apollo Medical Management, Inc. executed an employment agreement with Jilbert Issai, M.D., to provide services as Senior Vice President . The agreement is for an initial one-year term with provision for successive one-year periods.  Under the agreement, Doctor Issai is entitled to a nominal salary and may be granted options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $.10 per share when and if the Company is to adopt a stock compensation plan.

The Company entered into an Advisory Agreement with Stonecreek Associates, Inc. on October 27, 2008, under which Stonecreek would provide investment advisory services to the Company. The agreement terminated on March 31, 2009. The Company does have a continuing obligation to pay a commission to Stone Creek if a financing transaction occurs under specific terms and conditions as agreed to by Stone Creek and the Company. This obligation will expire on March 31, 2010.

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani.  The Company will issue a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008.  The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director.  The distribution of shares will continue as long as Mr. Nihalani  serves  on the Board, but will cease when Mr. Nihalani is no longer is a Director. Mr. Nihalani was issued 11,111 shares under this agreement in the year ended January 31, 2009. In addition, 11,111 shares have been accrued as shares to be issued and are included in Accounts Payable and Accrued Liabilities on the accompanying financial statements

The Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis would become the Company’s Executive Vice President, Business Development and Strategy. The agreement calls for monthly compensation of $8,000 of which $6,000 would be deferred. Mr. Francis was awarded an initial restricted stock award of 50,000 shares which have been accrued as shares to be issued and are included in Accounts Payable and Accrued Liabilities on the accompanying financial statements.

The Company has received a claim for $250,000 relating to amounts purportedly owed by the Company as a result of the initial reverse acquisition transaction.  This dispute relates to the initial letter dated June 3, 2008.  The terms of the letter of intent call for, among other things, the payment of cash of $250,000 within 60 days of closing.  The letter of intent states, however, that it is intended to serve as a memorandum of the Parties current discussions, and that a definitive transaction agreement will follow.  The letter of intent further states that both parties acknowledge that all provisions of the letter of intent are non binding, and that no contract or agreement providing for a transaction shall be deemed to exist unless and until a final agreement has been negotiated and executed.  The final merger agreement that was executed contains a clause that it is the “entire agreement” and thus supersedes all previous agreements including the letter of intent; moreover, management contends that there are no additional amounts owed under the final merger agreement. The Company has not accrued for any amount asserted in the above claim as the attorney of the Company has advised that the matter is in its early stage and the outcome could not be predicted at this stage.