Form 10-Q
period 2009-04-30
Apollo Medical Holdings, Inc.
filed 2009-06-15
CIK 1083446

1.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________
FORM 10-Q
____________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ____________
____________________

Commission File No.
000-25809
____________________

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
Yes ☐                      No ☒

Indicate by check mark whether the registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☐, or a smaller reporting company ☒.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30,	January 31,
	2009	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,220	$84,161
Accounts receivable, net	269,248	255,665
Due from affiliate	2,050	2,050
Prepaid expenses	17,963	25,025
Total current assets	348,481	366,901

Property and equipment - net	36,992	47,330

TOTAL ASSETS	$385,474	$414,232

LIABILITIES AND STOCKHOLDERS DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$56,280	$65,141
Shares to be issued	378,500	284,000
Convertible notes payable	10,000	10,000
Convertible notes payable-related party	23,000	23,000
Current portion of loan	46,081	41,782
Total current liabilities	513,862	423,923

Loan	144,442	156,218
Convertible notes payable-related party	75,000	75,000
Total liabilities	733,304	655,141

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, par value $.001 and $0.0001 per share; 5,000,000 and
25,000,000 shares authorized, respectively; none issued	-	-
Common Stock, par value $.001 and $0.0001, 100,000,000 shares authorized,
25,870,220 shares issued and outstanding	25,870	25,870
Non-controlling interest	228,115	228,115
Additional paid-in-capital	550,058	550,058
Accumulated deficit	(1,151,873)	(1,044,951)
Total stockholders' deficit	(347,830)	(240,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$385,474	$414,232

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING APRIL 30, 2009 AND 2008
(UNADITED)

	For the three months ended
	April 30,
	2009	2008

REVENUES	$501,183	$10,000

Operating expenses:
Cost of services - physician practice salaries, benefits and other	419,554	-
General and administrative	172,562	83,134
Depreciation	10,338	-
Total operating expenses	602,455	83,134

LOSS FROM OPERATIONS	(101,272)	(73,134)

OTHER EXPENSES:
Interest expense	4,849	-

NET LOSS BEFORE INCOME TAXES	(106,121)	(73,134)

Provision for Income Tax	800	-

NET LOSS	$(106,921)	$(73,134)

Net income attributable to noncontrolling interest	13,492	-

Net loss attributable to Apollo Medical Holding, Inc.	$(120,413)	$(73,134)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	25,870,220	20,933,490

*BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND 2008
(UNAUDITED)

	Three months ended April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Net loss	$(106,921)	$(73,134)
Depreciation	10,338	-
Bad debt expense	462	-
Shares to be issued for services	94,500	-
Changes in assets and liabilities:
Accounts receivable	(14,045)	-
Prepaid expenses	7,062	-
Due from related party	-	1,600
Accounts payable and accrued liabilities	(8,860)	53
Net cash used in operating activities	(17,465)	(71,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Equipment	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	(7,477)	-
Proceeds from issuance of common stock for cash		305,000
Net cash (used in) provided by financing activities	(7,477)	305,000

NET INCREASE IN CASH & CASH EQUIVALENTS	(24,941)	233,519

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	84,161	44,352

CASH & CASH EQUIVALENTS, ENDING BALANCE	$59,220	$277,871

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the quarter	$2,582	$-
Taxes paid during the quarter	$1,600	$-

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY SICLONE INDUSTRIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Apollo Medical Holdings, Inc. operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages an affiliated medical group, which presently consists of ApolloMed Hospitalists (“AMH”).  AMM operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH , in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements . In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three month period ended April 30, 2009 are not necessarily indicative of future financial results.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009

Use of Estimates

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

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive form each billing and properly record revenue. With a wide variety of contract terms and providers, the Company’s revenue is not concentrated or dependent on a specific contract.  No individual contract with our clients provides more than 20 percent of reported revenues.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company does not believe this standard will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

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

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of  $1,151,873 as of April 30, 2009.  Cash Flows used in Operating Activities for the three months ended April 30, 2009 was $17,464.

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

            4.  Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of April 30, 2009, Accounts Receivable totals $269,248, net of a provision for bad debt expense of $11,927, and represents amounts invoiced by AMH. Accounts receivable was $255,665, net of the provision for bad debt expense of $11,465, on January 31, 2009.

5.  Due from affiliate

Due from affiliate totals $2,050 and represents amounts due from AMA, an unconsolidated Affiliate of the Company as of April 30, 2009 and January 31, 2009. ..

6.  Prepaid expenses

Prepaid expenses of $17,963 and $25,025 as of April 30, 2009 and January 31, 2009, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

7.  Property and Equipment

Property and Equipment consists of the following as of :

	April 30, 2009	January 31, 2009

Computers	$13,912	$13,912
Software	138,443	138,443
Machinery and equipment	50,815	50,815
Gross Property and Equipment	203,170	203,170
Less accumulated depreciation	(166,178)	(155,840)
Net Property and Equipment	$36,992	$47,330

Depreciation expense was $10,337 and $0 for the three month periods ended April 30, 2009 and 2008, respectively.

8.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	April 30, 2009	January 31, 2009
Accounts payable	$30,599	$30,599
Accrued interest	2,776	507
Accrued professional fees	16,000	20,267
Accrued payroll and income taxes	8,905	13,768

Total	$56,280	$65,141

9.  Shares to be Issued

Shares to be issued consist of the following:

	April 30, 2009	January 31, 2009

Accrued shares to be issued for note conversion	$200,000	$200,000
Accrued shares to be issued for services	178,500	84,000

Total	$378,500	$284,000

As of April 30, 2009, 266,667 shares were not yet issued for note conversions and 661,111 shares are to be issued for the services rendered through April 30, 2009.

10.  Convertible Notes Payable

During the year ended January 31, 2009, the Company received $210,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 10% and are due twelve months from the date of issuance ranging from October 7, 2008 to December 12, 2008. In connection with the convertible notes, the Company issued 140,000 warrants to the note holders with an exercise price of $1.50.  There were no issuances of Convertible Notes, or attached warrants, in the first quarter of 2009.

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

As of January 31, 2009, the Company received the conversion notice from the note holders to convert $200,000 of notes into shares of the Company’s common stock. This amount is included in the Shares to be Issued Liabilities  and the remaining $10,000 is shown as Convertible Notes payable on the accompanying financial statements.

The Company recorded  interest expense  of $2,268, related to Convertible Notes in the quarter ended April 30, 2009 and zero for April 30, 2008.

11.  Convertible Notes Payable-Related Party

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

12.  Notes payable

There were no additions to Notes Payable in the quarter ended April 30 , 2009.

During the year ended January 31, 2009, the Company borrowed $125,000 on June 13, 2008 from a non-related party.  The note bears no interest rate and was due and payable in full on July 2, 2008.  The note was paid off as of October 31, 2008.  The Company recorded a penalty of $6,250 during the nine months ended October 31, 2008 due to late payment.

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

13.  Related Party Transactions

During the three months ended April 30, 2009 and 2008, the Company generated revenue of $56,491 and $10,000, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

The Company borrowed $70,000 on a short-term promissory note in the quarter ended July 2008 from a related party of the Chief Executive officer of the Company.   The $70,000 note was due and payable in full no later than October 1, 2008, carries no interest rate, and the Company was obligated to pay an origination fee of $5,000 at the time of payoff.  The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at eight (8) percent and the note is initially convertible  into 214,285 shares of common stock.  The Company has the right to redeem the note at a 105 percent premium prior to March 31, 2011. (Note 11)

Also, during the fourth quarter 2009, the Company issued Convertible Notes in amounts aggregating to $23,000 to two relatives of Warren Hosseinion, the Company’s CEO (Note 11).

            14.  Loan

The Company, through AMH, has a SBA line of credit with Wells Fargo Bank. The loan was established on January 5, 2006, provided a total available credit of $200,000 and had a final maturity date of February 10, 2009.  The interest rate is the bank’s prime rate plus 2. The loan is collateralized by all machinery, equipment, furniture, accounts, inventory and general intangibles of AMH and personally guaranteed by the CEO of the Company.

On February 3, 2009, the Company’s SBA line of credit with Wells Fargo Bank was, by mutual agreement, converted into a four-year fully amortizable loan. The credit line was reduced to $198,000. The interest rate remained at the bank’s prime rate 5.25%  plus 2 percentage points and the maturity date was extended to February 10, 2013 and all collateral and guarantor remained unchanged.

As of April 30, 2009, the outstanding balance against this facility was $190,523, with $46,081 in current portion. Interest expense of $2,582 related to the SBA loan was recorded during the quarter ended April 30, 2009.

The Company also has an overdraft facility with Wells Fargo Bank. This facility is attached to the AMH bank account and provides up to $70,000 of overdraft and short-term borrowing capacity. Draws under the facility carry an 8 percent interest rate.  The Company has not utilized this facility.

15.  Non-Controlling  Interest

The Company recorded AMH ownership interest in the accompanied financial statements as Non-Controlling Interest amounting to $228,115 during the year ended January 31, 2009. No addition has been recorded during the quarter ended April 30, 2009.

16. Stockholder’s Equity

The Company did not issue any shares or warrants in the quarter ended April 30, 2009.

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

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2009	$—	625,803
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at April 30, 2009	$—	625,803

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.10	470,470	1.54	470,470	$0.83
$1.50	155,333	0.76	155,333	$0.37
	625,803	2.30	625,803

17. Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis would become the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis will be paid $8,000 per month, of which $2,000 will be paid in cash and $6,000 will be deferred.  In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated ..  The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, have been accrued as shares to be issued as a liability in the accompanying financial statements.

On September 4, 2008, Apollo Medical Management, Inc. executed an employment agreement with Jilbert Issai, M.D., to provide services as Senior Vice President.  The agreement is for an initial one-year term with provision for successive one-year periods.  Under the agreement, Doctor Issai is entitled to a nominal salary and may be granted options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $.10 per share when and if the Company is to adopt a stock compensation plan.

The Company entered into an Advisory Agreement with Stonecreek Associates, Inc. on October 27, 2008, under which Stonecreek will provide investment advisory services to the Company.  Apollo is obligated to pay a fee to Stonecreek on completion of any debt or equity financing.  The agreement terminated on March 31, 2009.

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani.  The Company will issue a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008.  The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director.  The distribution of shares will continue as long as Mr. Nihalani  serves  on the Board, but will cease when Mr. Nihalani is no longer is a Director. Mr. Nihalani was issued 11,111 shares under this agreement in the year ended January 31, 2009. In addition, 11,111 shares have been accrued as shares to be issued as a liability in the accompanying financial statements

The Company received a claim for $250,000 relating to amounts purportedly owed by the Company as a result of the initial reverse acquisition transaction.  This dispute relates to the initial letter dated June 3, 2008.  The terms of the letter of intent call for, among other things, the payment of cash of $250,000 within 60 days of closing.  The letter of intent states, however, that it is intended to serve as a memorandum of the Parties current discussions, and that a definitive transaction agreement will follow.  The letter of intent further states that both parties acknowledge that all provisions of the letter of intent are non binding, and that no contract or agreement providing for a transaction shall be deemed to exist unless and until a final agreement has been negotiated and executed.  The final merger agreement that was executed contains a clause that it is the “entire agreement” and thus supersedes all previous agreements including the letter of intent; moreover, management contends that there are no additional amounts owed under the final merger agreement. The Company has not accrued for any amount asserted in the above claim as the attorney of the Company has advised that the claim is in its early stage and the outcome of this matter could not be predicted at this stage.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended April 31, 2009 vs. Three Months Ended April 31, 2008

Revenues

Apollo reported revenues of $501,183 for the quarter ended April 2009, compared to revenues of $10,000 in the comparable quarter ended April 2008.  Prior to the Management Services Agreement executed on August 1, 2008, the Company could only report the management fees charged to its affiliate, AMH. Subsequent to August 1, 2008, revenues represent the billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals. Management fee revenues have been eliminated subsequent to August 1, 2008.

Cost of Services

Cost of Services was $419,554 for the three months ended April 2009, compared to Cost of Services of $ 0 for the corresponding three months ended April 2008. Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges.

Operating Expenses

General and Administrative expenses were $172,562 for the three months ended April 30, 2009, compared to General and Administrative expenses of $83,134 reported in the comparable three months of April 30, 2008. In the first quarter of 2009, the Company recorded non-cash compensation expenses totaling $94,500, related to the issuance of shares for service. There were no comparable non-cash expenses in the first quarter of 2008.

Loss from Operations

The Company reported a Loss from Operations of $101,272 for the three month period ended April 30, 2009, compared to a Loss from Operations of $73,134 for the comparable three months ended April 30, 2008.  The increased loss of $28,138 from 2008 to 2009 was due to the high costs of service relative to the revenues generated from the Company’s contracts, as the Company has not yet achieved economies of scale in its activities. In addition, the loss from operations in the quarter ended April 2009 was further impacted by compensation and consulting costs.  The Loss from Operations in the quarter ended April 2008 was due to the fact that the low level of management Fee income was insufficient to cover the costs of services and administrative costs in this formative year.

Net Loss

A net loss of $106,921 was reported for the three months ended April 30, 2009 verses a net loss of $73,134 for the three months ended April 30, 2008.  The increased loss of $33,787 was primarily due to non-cash compensation costs incurred in the quarter just ended.

Liquidity and Capital Resources

At April 30, 2009, the Company had cash and cash equivalents of $59,220, compared to cash and cash equivalents of $84,161 at the beginning of the fiscal year at January 31, 2009. Short-term borrowings totaled $79,081 at April 30, 2009, compared to $74,782 as of January 31, 2009.  The Company had no short-term borrowings at January 31, 2008. Long-term borrowings totaled $219,442 as of April 30, 2009, compared to long-term borrowings of $231,218 on January 31, 2009.
.

Net cash used in operating activities totaled a $17,464 for the three months ended April 30, 2009, compared to $71,481 for the comparable three months ended April 30, 2008.  The significantly larger operating loss, including the $250,000 paid and expensed on the Siclone Merger, was primarily responsible for the increase in the negative operating cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were ineffective as of April 30, 2009.  Management has identified the following three material weaknesses in our disclosure controls and procedures, and internal controls over financial reporting:

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

Based on the foregoing materials weaknesses, we have determined that, as of April 30, 2009, the effectiveness of our controls and procedures over financial accounting and reporting are insufficient.  The Company is taking steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

 b.                      Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended April 30, 2009) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of April 30, 2009 and is not aware of any pending legal actions.

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any Equity Securities during the periods covered by this filing.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2008.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended April 30, 2008.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: June 12, 2009	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: June 12, 2009	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer