Form 10-Q
period 2009-07-31
Apollo Medical Holdings, Inc.
filed 2009-09-04
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
Yes ☐           No ☒

Indicate by check mark whether the registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☐, or a smaller reporting company ☒

As of August 10, 2009, there were 26,136,885 shares of the registrant's common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements - Unaudited

	Condensed Consolidated Balance Sheet As of July 31, 2009 and January 31, 2009	3
	Condensed Consolidated Statements of Operations For the Three months and Six months ended July 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows For the Six months ended July 31, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures.	21

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31,	January 31,
	2009	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,737	$84,161
Accounts receivable, net	330,980	255,665
Due from affiliate	2,050	2,050
Prepaid expenses	13,307	25,025
Total current assets	473,074	366,901

Property and equipment - net	26,654	47,330

TOTAL ASSETS	$463,728	$414,232

LIABILITIES AND STOCKHOLDERS DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,197	$65,141
Shares to be issued	179,167	284,000
Deferred Compensation	22,000	-
Business Line	12,087
Convertible notes payable	10,000	10,000
Convertible notes payable-related party	23,000	23,000
Current portion of loan	46,689	41,782
Total current liabilities	348,139	423,923

Loan	132,570	156,218
Convertible notes payable-related party	75,000	75,000
Total liabilities	555,709	655,141

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, par value $.001 and $0.0001 per share; 5,000,000 and
25,000,000 shares authorized, respectively; none issued	-	-
Common Stock, par value $.001 and $0.0001, 100,000,000 shares authorized,
26,136,885 shares issued and outstanding	26,137	25,870
Non-controlling interest	281,041	228,115
Additional paid-in-capital	749,791	550,058
Accumulated deficit	(1,148,950)	(1,044,951)
Total stockholders' deficit	(91,981)	(240,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$463,728	$414,232

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDING JULY 31, 2009 AND 2008
(UNAUDITED)

	For the Three months ended		For the Six months ended
	July 31,		July 31,
	2009	2008	2009	2008

REVENUES	$580,942	$9,795	$1,082,125	$19,795

Operating expenses:
Cost of services - physician practice salaries, benefits and other	387,692	15,620	807,247	34,237
General and administrative	122,105	330,980	294,668	395,498
Depreciation	10,338	-	20,675	-
Total operating expenses	520,135	346,600	1,122,590	429,735

INCOME (LOSS) FROM OPERATIONS	60,807	(336,805)	(40,465)	(409,940)

OTHER EXPENSES:
Interest expense	4,958	16,250	9,807	16,250

NET INCOME (LOSS) BEFORE INCOME TAXES	55,849	(353,055)	(50,272)	(426,190)

Provision for Income Tax	-	-	800

NET INCOME (LOSS)	$55,849	$(353,055)	$(51,072)	$(426,190)

Net income attributable to noncontrolling interest	39,434	-	52,926	-

Net income(loss) attributable to Apollo Medical Holdings, Inc.	$16,415	$(353,055)	$(103,998)	$(426,190)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	26,096,306	23,337,107	25,985,136	22,155,218

*BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.02)	$(0.00)	$(0.02)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2009 AND 2008
(UNAUDITED)

	Six months ended July 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Net Loss	$(51,072)	$(426,190)
Depreciation	20,675	-
Bad debt expense	2,253	-
Shares to be issued for services	95,167	-
Accounts receivable	(77,567)	-
Prepaid expenses	11,718	14,677
Deferred Compensation	22,000
Accounts payable and accrued liabilities	(9,944)	1,068
Net cash provide by (used in) operating activities	13,230	(410,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Equipment	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		50,000
Payments of notes payable	(18,741)	-
Proceeds from notes payable-affiliate		70,000
Proceeds from business line	12,087	-
Increase in due to related parties		1,600
Proceeds from issuance of common stock for cash		335,000
Net cash (used in) provided by financing activities	(6,655)	456,600

NET INCREASE IN CASH & CASH EQUIVALENTS	6,576	46,155

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	84,161	44,352

CASH & CASH EQUIVALENTS, ENDING BALANCE	$90,737	$90,507

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the quarter	$5,061	$-
Taxes paid during the quarter	$1,600	$-
Conversion of notes payable to Equity	$200,000	$-

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Apollo Medical Holdings, Inc. is a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients. Apollo Medical Holdings, Inc. operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups, which presently consist of ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”).  AMM operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH , in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements . In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the six month period ended July 31, 2009 are not necessarily indicative of future financial results.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the six  month periods ended July 30, 2009 and 2008.

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

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive from each billing and properly record revenue. With a wide variety of contract terms and providers, the Company’s revenue is not concentrated or dependent on a specific contract.  No individual contract with our clients provides more than 20 percent of reported revenues.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending July 31, 2009. The Company is currently evaluating the requirements of these additional disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank representing Company’s current operating account

Revenue Recognition

The Company recognizes Case Rate, Hourly and Capitation revenue when persuasive evidence of an arrangement exists, service has been rendered, the service rate is fixed or determinable, and collection is reasonable assured.  Fee for Service revenues are recorded at amounts reasonably assured to be collected. The determination of reasonably assured collections is based on historical Fee for Service collections as a percent of billings. The provisions are adjusted to reflect actual collections in subsequent periods.

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

3.	Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $1,148,950 as of July 31, 2009.  Net Cash Flow provided by Operating Activities for the six months ended July 31, 2009 was $13,230.

The financial statements do not include any adjustments relating to the recoverability and classification     of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources. In the future, the Company may pursue additional external capitalization opportunities to fund its long-term goals and objectives.

4.	Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of July 31, 2009, Accounts Receivable totals $330,980, net of a provision for bad debt expense of $13,717, and represents amounts invoiced by AMH. Accounts receivable was $255,665, net of the provision for bad debt expense of $11,465, on January 31, 2009.

5.	Due from affiliate

Due from affiliate totals $2,050 and represents amounts due from AMA, an unconsolidated Affiliate of the Company as of July 31, 2009 and January 31, 2009. ..

6.	Prepaid expenses

Prepaid expenses of $13,307 and $25,025 as of July 31, 2009 and January 31, 2009, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

7.	Property and Equipment

Property and Equipment consists of the following as of :

	July 31, 2009	January 31, 2009

Computers	$13,912	$13,912
Software	138,443	138,443
Machinery and equipment	50,815	50,815
Gross Property and Equipment	203,170	203,170
Less accumulated depreciation	(176,516)	(155,840)
Net Property and Equipment	$26,654	$47,330

Depreciation expense was $20,676 and $0 for the six month periods ended July 31, 2009 and 2008, respectively. Depreciation expense was $10.338 and $0 for the three month periods ended July 31, 2009 and 2008, respectively.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	July 31, 2009	January 31, 2009
Accounts payable	$30,599	$30,599
Accrued interest	5,120	507
Accrued professional fees	8,831	20,267
Accrued payroll and income taxes	10,647	13,768

Total	$55,197	$65,141

9.	Shares to be Issued

Shares to be issued consist of the following:

	July 31, 2009	January 31, 2009

Accrued shares to be issued for note conversion	$-	$200,000
Accrued shares to be issued for services	179,167	84,000

Total	$179,167	$284,000

As of July 31, 2009, 727,777 shares were not yet issued for services provided. During the second quarter, the Company issued a total of 266,665 shares to nine holders of convertible notes that had exercised their conversion options.

10.	Deferred Compensation

Deferred Compensation of $22,000 at July 31, 2009 represents compensation due under the Agreement with Kanehoe Advisers.  (Note 19).

11.	Business Credit Line

 In the quarter ended July 31, 2009, the Company drew $12,087 from Wells Fargo Bank under abusiness line facility that provides short-term borrowing capability and over-draft protection.  Thearrangement is linked to the Company's bank account at AMH and provides total capacity up to $70,000 at an 8 percent rate.

12.	Convertible Notes Payable

During the year ended January 31, 2009, the Company received $210,000 proceeds from the issuance of convertible notes payable.  The convertible notes bear interest at 10% and are due twelve months from the date of issuance ranging from October 7, 2008 to December 12, 2008. In connection with the convertible notes, the Company issued 140,000 warrants to the note holders with an exercise price of $1.50.  There were no issuances of Convertible Notes, or attached warrants, in the six months ended July 31, 2009.

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

As of January 31, 2009, the Company received the conversion notice from the note holders to convert $200,000 of notes into shares of the Company’s common stock. This amount was converted into 266,665 common shares in the quarter ended July 31, 2009. The remaining balance of $10,000 is shown as Convertible Notes payable on the accompanying financial statements.

The Company recorded interest expense of $4,612, related to Convertible Notes in the six months ended July 30, 2009 and zero for the six months ended July 31, 2008. The Company recorded interest expense of $2,344, related to Convertible Notes in the three months ended July 30, 2009 and zero for the three months ended July 31, 2008.

13.	Convertible Notes Payable-Related Party

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

14.	Notes payable

There were no additions to Notes Payable in the six months ended July 31, 2009.

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

15.	Related Party Transactions

During the six months ended July 31, 2009 and 2008, the Company generated revenue of $201,135 and $19,795, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

The Company borrowed $70,000 on a short-term promissory note in the quarter ended July 2008 from a related party of the Chief Executive officer of the Company.   The $70,000 note was due and payable in full no later than October 1, 2008, carries no interest rate, and the Company was obligated to pay an origination fee of $5,000 at the time of payoff.  The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at eight (8) percent and the note is initially convertible into 214,285 shares of common stock.  The Company has the right to redeem the note at a 105 percent premium prior to March 31, 2011. (Note 11)

Also, during the fourth quarter 2009, the Company issued Convertible Notes in amounts aggregating to $23,000 to two relatives of Warren Hosseinion, the Company’s CEO (Note 13).

16.	Line of Credit

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

As of July 31, 2009, the outstanding balance against this facility was $179,259, with $46,689 in current portion. Interest expense of $5,061 related to the SBA loan was recorded during the six months ended July 31, 2009. Interest expense of $2,480 related to the SBA loan was recorded during the three months ended July 31, 2009.

The Company also has a business line with Wells Fargo Bank. This facility is attached to the AMH bank account and provides up to $70,000 of overdraft and short-term borrowing capacity. Draws under the facility carry an 8 percent interest rate.  The Company drew $12,000 on this line on May 26, 2009.  As of  July 31, 2009, the outstanding balance under this business line was $12,087 and the available capacity was $57,913.

17.	Non-Controlling Interest

The Company recorded AMH owner ship interest in the accompanying financial statements as Non-Controlling Interest of $281,041 as of July 31, 2009. Non-Controlling Interest totaled $228,115 on January 31, 2009.

18.	Stockholder’s Equity

The Company issued a total of 266,665 shares in the six months ended July 31, 2009. The shares were issued on May 14, 2009 to nine holders of convertible notes that had exercised their conversion rights.

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

Warrants outstanding:

	Aggregate
	intrinsic value	Number of warrants
Outstanding at January 31, 2009	$—	625,803
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at July 31, 2009	$—	625,803

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.10	470,470	0.97	470,470	$0.83
$1.50	155,333	0.58	155,333	$0.37
	625,803	1.56	625,803

19.	Commitments and Contingency

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

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani.  The Company will issue a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008.  The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director.  The distribution of shares will continue as long as Mr. Nihalani  serves  on the Board, but will cease when Mr. Nihalani is no longer is a Director. Mr. Nihalani was issued 11,111 shares under this agreement in the year ended January 31, 2009. In addition, 77,777 shares have been accrued as shares to be issued as a liability in the accompanying financial statements

The Company received a claim for $250,000 relating to amounts purportedly owed by the Company as a result of the initial reverse acquisition transaction.  This dispute relates to the initial letter dated June 3, 2008.  The terms of the letter of intent call for, among other things, the payment of cash of $250,000 within 60 days of closing.  The letter of intent states, however, that it is intended to serve as a memorandum of the Parties current discussions, and that a definitive transaction agreement will follow.  The letter of intent further states that both parties acknowledge that all provisions of the letter of intent are non binding, and that no contract or agreement providing for a transaction shall be deemed to exist unless and until a final agreement has been negotiated and executed.  The final merger agreement that was executed contains a clause that it is the “entire agreement” and thus supersedes all previous agreements including the letter of intent; moreover, management contends that there are no additional amounts owed under the final merger agreement. The Company has not accrued for any amount asserted in the above claim as the attorney of the Company has advised that the claim is in its early stage and the outcome of this matter could not be predicted at this stage.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended January  31, 2009, filed with the Securities and Exchange Commission ( SEC) on May 18, 2009.

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “Apollo,” “we,” “us” and “our” refer to Apollo Medical Holdings, Inc,, a Delaware corporation, and its wholly-owned subsidiary-management company, Apollo Medical management, Inc., and affiliated medical groups.  Our affiliated professional organizations are separate legal entities that provide physician services in California  and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians employed or contracted by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practices” or “practice groups” refer to our subsidiary-management company and the affiliated professional organizations of Apollo that provide medical services, unless otherwise expressly stated or the context otherwise requires.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Apollo  that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors”, as well as those discussed from time to time in the Company’s other SEC filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Quarterly Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

Overview and Recent Developments

We are a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients.

New Business

During the three months ended July 31, 2009, the Company signed a contract with Greater El Monte Community Hospital LP, to provide physician services to the hospital.  The contract has a two-year term. Under the contract, the Company is paid a monthly fee for physician advisory services plus any case rate or fee-for-service revenue generated by physician activity.  In addition, we finalized an operating agreement with a Company that provides non-emergency transportation to patients between healthcare facilities or between healthcare facilities and patient homes.

by Government Sponsored Programs

Schedule payment rates are adjusted annually on an updated formula.  The formula addresses the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avert a reduction in 2003, and Congress has taken a series of legislative actions to prevent reductions in from 2004-2009. Based on current data, CMS is projecting a rate reduction of 21.5% for 2010, if Congress does not take legislative action as they have done in prior years.

On July 1, 2009, CMS announced several proposals to refine Medicare payments to physicians, which are expected to increase payment rates for primary care services. The proposals include an update to the practice expense component of physician fees. CMS is also proposing to stop making payment for consultation codes, which are typically paid at a higher rates  than equivalent evaluation services.  Also, CMS is proposing to refine how Medicare recognizes the cost of professional liability insurance in its payment system.

If approved, we estimate that these changes, before taking into account the negative SGR update, will result in an estimated overall weighted average increase of 6% to 8% in Medicare reimbursement rates for the codes applicable to the services performed by our hospitalists.

While Congress has intervened in the past few years to mitigate projected CMS rate reductions, there is no guarantee that Congress will continue to do so in the future. Further, there is no certain way to determine the final content, timing or effect of any other healthcare reform legislation presently being considered by Congress, nor is it possible at this time to estimate the impact of any potential healthcare reform legislation on our business.

Seasonality and Quarterly Fluctuations

We have historically experienced and expect to continue to experience quarterly fluctuations in net revenue and operating results. Absent the impact and timing of the addition of new contracts with health care facilities and employment agreements with hospitalists,, our net revenues and operating contributions have and will fluctuate due to the following factors:

•
the number of physicians we have on staff during the quarter, which may fluctuate based upon the timing of hires due to the end of the academic year for graduating resident physicians, the schedule of the Internal Medicine Board exams and terminations in our existing practices; and

•
variations in patient encounters, which are impacted by hospital census, which can be volatile, and physician productivity and often reflect seasonality due to the higher occurrence of illnesses such as flu and pneumonia in patient populations in certain quarters.

We have significant fixed operating costs, including physician practice salaries, benefits and insurance premiums and financial results are highly dependent on patient encounters and the productivity of our hospitalists to sustain profitability. Additionally, quarterly results may be affected by the timing of acquisitions and the hiring and termination of our affiliated hospitalists.

Results of Operations and Operating Data

Three Months Ended July 31, 2009 vs. Three Months Ended July 31, 2008

Net revenues for the three months ended July 31, 2009 were $580,942, compared to net revenues of $9,795 for the three months ended July 31, 2008. Net revenues included $574,442 of  net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals. In addition, net revenues included one month of  service fee income from the recently completed Service Agreement with El Monte Community Hospital, LP.      Prior to the Management Services Agreement executed on August 1, 2008, the Company could only report the management fees charged to its affiliate, AMH. Management fee revenues have been eliminated subsequent to August 1, 2008.

Physician practice salaries, benefits and other expenses for the three months ended July 31, 2009 were   $387,692, at 67% of net billing revenues compared to $15,620 at 159% of net revenues for the three months ended July 31, 2008.  Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The Company had seven physicians under contract as hospitalists as of July 31, 2009.  There were no service costs related to the service fee income.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses decreased $208,875, or 63%, to $122,105, at 21% of net revenues, for the three months ended July 31, 2009. General and Administrative expenses were $330,980, for the three months ended July 31, 2008.  The decrease in general and administrative expenses resulted from the absence in 2009 of $278,348 of Siclone merger related costs which occurred in July 2008.  The absence of these costs in 2009 was partially offset by higher costs incurred to support the continuing growth of our operations, including the full period costs of our Chief Financial Officer and Vice President of Business Development. In addition, we experienced increased legal, accounting and filing costs in support of our public environment. The Company recorded non-cash compensation expenses totaling $667, related to the issuance of shares for service in the quarter ended July 31, 2009.  There were no comparable non-cash expenses in the comparable quarter of 2008.

Depreciation and amortization expense was $10,338 for the three months ended July 31, 2009. No depreciation expense was recorded for the comparable three-month period in 2008.

The Company reported a profit from operations of $60,807 for the three months ended July 31, 2009, compared to a loss from operations of $336,805  recorded in the same period of 2008. In 2008, prior to the execution of the Management Services Agreement with AMH effective August 1, 2008, the Company only reported management fees earned and was unable to benefit from the consolidation with AMH effective that date. In addition to the increased net revenues reported in 2009 from this consolidation, the operating profit in 2009 benefitted from the absence of the Siclone transaction costs which occurred in 2008.

Interest expense totaled $4,958 for the three months ended July 31, 2009, as compared to interest expense of $16,250 for the three months ended July 31, 2008. Interest expense in 2009 included interest on the convertible notes, related party notes, and the line of credit and business overdraft facility with Wells Fargo bank. Interest expense in 2008 consisted of a debt penalty of $6,250 for late payment and $10,000 for an origination fee.

Net Profit was $55,849 for the three months ended July 31, 2009,  compared to a net loss of  $353,055 for the three months ended July 31, 2008,  The reduction in the net loss was the result of the factors discussed above.

Six Months Ended July 31, 2009 vs. Six Months Ended July 31, 2008

 Apollo reported revenues of $1,082,125 for the  six months ended July 2009, compared to revenues of $19,795 in the comparable six month period ended July 2008.  The Company increased its contracts with hospitals and independent physician associations to 12 at the end of July 2009.  Prior to the execution of the Management Services Agreement on August 1, 2008, the Company could only report management fees charged to its affiliate, AMH. Subsequent to August 1, 2008, revenues represent the billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals. Management fee revenues have been eliminated subsequent to August 1, 2008. In addition, net revenues included one month of revenue generated from the Service Agreement with El Monte Community Hospital, LP.

Physician practice salaries, benefits and other expenses were $807,247 for the six months ended July 2009, compared to $34,237 for the corresponding six months ended July 2008. Cost of Services were 75 % of net revenues in the six months ended July 2009. Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges.

General and administrative expenses were $ 294,668 in the six months ended July 2009, down $ 100,830 or 25%,  from general and administrative costs of $395,498 in the six months ended July 31, 2008. These expenses represented 27 % of revenues in six months just ended.  The decrease in General and Administrative costs from 2008 to 2009 was due to the absence in 2009 of $278,348 of costs related to the Siclone Merger which occurred in July 2009.  This reduction in costs was partially offset by higher public-company expenses   and costs related to the continuing growth of our operations, including the full period costs of our Chief Financial Officer and Vice President of Business Development in 2009. The Company recorded non-cash compensation expenses totaling $95,167, related to the issuance of shares for service in the six months ended July 31, 2009.  There were no comparable non-cash expenses in the comparable six months of 2008.

Depreciation and amortization expense was $20,675 for the six months ended July 31, 2009. No depreciation expense was recorded for the comparable six-month period in 2008.

The Company reported a Loss from Operations of $40,465 for the six month period ended July 31, 2009, compared to a Loss from Operations of $409,940  for the comparable six months ended July 31, 2008.  The decrease in the Loss from Operations of $ 369,475 from 2008 to 2009 was due to the absence of the costs incurred on the Siclone transaction which occurred in 2008.   The Loss from Operations for the six months ended July 2009 also benefitted from the consolidation of AMM and AMH under the Management Services Agreement. The Loss from Operations in the six months ended July 31, 2008, was due to the fact that the low level of management Fee income was insufficient to cover the costs of services and administrative costs in this formative year.

Interest expense was $9,807 for the six months ended July 31, 2009,  compared to interest expense of $16,250 for the six months ended July 31, 2008.  Interest expense in 2009 included interest on the convertible notes, related party notes, and the line of credit and business overdraft facility with Wells Fargo bank. Interest expense in 2008 consisted of a debt penalty of $6,250 for late payment and $10,000 for an origination fee.

The Company reported a net loss of $ 51,072 for the six months ended July 31, 2009, down $ 375,118 from the net loss of $426,190 for the six months ended July 31, 2008.  The reduction in net loss from the six months ended July 2008 to July 2009 was primarily due to the Siclone costs which negatively impacted 2008, coupled with the contribution from the hospitalist services provided by AMH in 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $13,230 for the six months ended June 30, 2009. The net loss for the period was $51,072 and adjustments for non-cash charges which include depreciation, bad debt expense and shares issued for service total $118,095; the remaining changes in operating assets and liabilities used cash of $53,793.

Net cash used in operating activities was $410,445 for the six months ended June 30, 2008, representing the net loss of $426,190 adjusted for changes in operating assets and liabilities  of $15,745.

We did not spend any cash for investing activities in the six months ended July 2009 and 2008.

For the six months ended July 31, 2009, net cash used in financing activities was $6,654, compared to $456,600 provided by financing activities for the same period in 2008. In  2008, the Company issued 670,000 shares for $335,000, issued notes payable of $50,000 and a note to a related party in the amount of $70,000.

Credit Facility and Liquidity

The Company's Business Line with Wells Fargo Bank provides a revolving line of credit of $70,000, and is linked to the AMH bank account. The line can be used for short-term working capital needs and provides overdraft protection. The line cannot be used for letters of credit.

We continue to search for investment opportunities and anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of July 31, 2009, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information regarding recently adopted and new accounting pronouncements.

Liquidity and Capital Resources

At July 31, 2009, the Company had cash and cash equivalents of $90,737, compared to cash and cash equivalents of $84,161 at the beginning of the fiscal year at January 31, 2009. Short-term borrowings totaled $91,775 at July 31, 2009, compared to $74,782 as of January 31, 2009.  The Company had no short-term borrowings at January 31, 2008. Long-term borrowings totaled $207,571 as of July 31, 2009, compared to long-term borrowings of $231,218 on January 31, 2009

Net cash provided by operating activities totaled $13,230 for the six months ended July 31, 2009, compared to net cash used in operations of $410,445 for the comparable six months ended July 31, 2008.  The significantly smaller operating loss in 2009 was primarily responsible for the improvement in the operating cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

a.            Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were ineffective as of July 31, 2009.  Management has identified the following three material weaknesses in our disclosure controls and procedures, and internal controls over financial reporting:

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

Based on the foregoing materials weaknesses, we have determined that, as of July 31, 2009, the effectiveness of our controls and procedures over financial accounting and reporting are insufficient.  The Company is taking steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

 b.           Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the six-month period ended July 31, 2009) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company was not a party to any legal proceedings as of July 31, 2009 and is not aware of any pending legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any Equity Securities during the periods covered by this filing.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months ended July 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended July 31, 2009.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: September 3, 2009	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: September 3, 2009	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer