Form 10-Q/A
period 2009-04-30
Apollo Medical Holdings, Inc.
filed 2009-11-10
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☒ AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-25809

APOLLO MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-8046599
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

1010 N. Central Avenue Glendale, California 91202
(Address of principal executive offices)

(818) 507-4617
Issuer’s telephone number:

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

APOLLO MEDICAL HOLDINGS, INC.
FORM 10-Q/A
For the quarterly period ended April 30, 2009

TABLE OF CONTENTS

PART I

Explanatory Note.	1

Explanatory Note

 This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”), is being filed to amend the Company’s Quarterly Report on Form 10-Q for the for the quarterly period ended April 30, 2009, previously filed on June 15, 2009 (the “Original Filing”), in order to correct one of the Company’s disclosures on the cover page of the Original Filing.

In response to an inquiry on the cover page of the Original Filing (the “Cover Page Inquiry”) on whether the Company has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) been subject to such filing requirements for the past 90 days, the Company erroneously indicated “No.”

The Company is filing this Amendment No. 1 to change its response to the Cover Page Inquiry from “No” to “Yes,” and to correctly disclose that (i) it has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (ii) it has been subject to such filing requirements for the past 90 days.

Except for the foregoing correction, this Amendment No. 1 on Form 10-Q/A does not amend or update any other information contained in the Original Filing.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: November 9, 2009	By:	/s/ A. NOEL DEWINTER
A. Noel DeWinter Chief Financial Officer