Form 10-Q/A
period 2009-07-31
Apollo Medical Holdings, Inc.
filed 2009-11-10
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☒ AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2009

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

APOLLO MEDICAL HOLDINGS, INC.
FORM 10-Q/A
For the quarterly period ended July 31, 2009

TABLE OF CONTENTS

PART I

Explanatory Note.	1

Explanatory Note

 This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”), is being filed to amend the Company’s Quarterly Report on Form 10-Q for the for the quarterly period ended July 31, 2009, previously filed on September 4, 2009 (the “Original Filing”), in order to correct one of the Company’s disclosures on the cover page of the Original Filing.

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