Form 10-Q/A
period 2008-10-31
Apollo Medical Holdings, Inc.
filed 2009-12-11
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
RESTATED

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25809

Apollo Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-8046599
(State or other jurisdiction of incorporation or organization)		IRS Employer Identification No.

1010 N. Central Avenue, Suite 201
Glendale, California 91202
(Address of principal executive offices)

(818) 507-4617
(Issuer’s telephone number)

_____________________________________________

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No  .

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  No ☒

As of December 10, 2008, there were 25,859,109 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

EXPLANATION

During the preparation of the Company's Form 10-Q for the period ended October 31, 2009, it was determined that $126,110 of costs reported as General and Administrative costs should have been classified and reported as Cost of Services in this Form 10-Q, previously filed on December 22, 2008 for the period ended October 31, 2008. This amendment is to reflect such.

Non-controlling interest was reclassed to reflect the AMH ownership interest in the accompanying financial statements as of three and nine months ended October 31, 2008 at $41,712 income.

This Amendment includes all of the information contained in the Original Report, and we have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited
	Condensed Consolidated Balance Sheets As of October 31, 2008 and January 31, 2008	3
	Condensed Consolidated Statements of Operations For the Three and Nine months ended October 31, 2008 and 2007(Restated)	4
	Condensed Consolidated Statements of Cash Flows For the Nine months ended October 31, 2008 and 2007	5
	Notes to Unaudited Restated Condensed Consolidated Financial Statements	6 - 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	January 31,
	2008	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$148,099	$44,352
Accounts receivable, net	150,943	—
Due from affiliate	2,050	—
Prepaid expenses	25,333	15,719
Total current assets	326,425	60,071

Property and equipment - net	59,514	—
Due from officers, net	9,940	—

TOTAL ASSETS	$395,879	$60,071

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,275	$13,300
Due to related party	—	17,907
Notes payable-affiliate	70,000	—
Line of credit	198,000	—

Total current liabilities	319,275	31,207

Non-controlling interest	161,512	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $.001 and $0.0001 per share; 5,000,000 and
25,000,000 shares authorized, respectively; none issued	—	—
Common Stock, par value $.001 and $0.0001, 100,000,000 shares authorized,
25,859,109 shares issued and outstanding, and 11,064,000 shares issued, 10,364,100 shares outstanding as of October 31,2008 and January 31, 2008, respectively	25,859	1,036
Additional paid-in-capital	557,562	180,964
Shares to be issued	237,500	—
Accumulated deficit	(905,829)	(153,136)
Total stockholders' equity (deficit)	(84,908)	28,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$395,879	$60,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE  MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	For the Three months ended		For the Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
	Restated		Restated
NET REVENUES	$479,808	$10,000	$499,603	$100,500

Operating expenses:
Cost of services - physician practice salaries, benefits and other	488,605	15,806	531,411	54,062
General and administrative	278,854	20,360	681,233	141,953
Depreciation	9,996	-	9,996	-
Total operating expenses	777,455	36,166	1,222,640	196,015

LOSS FROM OPERATIONS	(297,647)	(26,166)	(723,037)	(95,515)

OTHER EXPENSES:
Interest expense	5,356	-	5,356	-
Financing cost	23,500		23,500
NET LOSS BEFORE INCOME TAXES	(326,503)	(26,166)	(751,893)	(95,515)

Provision for Income Tax	-	-	800	-

NET LOSS	(326,503)	(26,166)	(752,693)	(95,515)

Net income attributable to noncontrolling interest	(41,712)	-	(41,712)	-

Net loss attributable to Apollo Medical Holdings, Inc.	$(284,791)	$(26,166)	$(710,981)	$(95,515)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	25,734,174	20,933,490	20,063,728	20,933,490

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.04)	$(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY, SICLONE INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2008 AND 2007
(Unaudited)

	Nine Months Ended October 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Net loss	$(752,693)	$(95,515)
Depreciation	9,996	—
Bad debt expense	23,514	—
Non-controlling interest	161,512	—
Issuance of shares for services	72,545	—
Issuance of shares as financing cost	13,500	—
Shares to be issued for consulting fee	67,500	—
Exercise of notes payable conversion	170,375	—
Changes in assets and liabilities:
Accounts receivable	(174,457)	—
Prepaid expenses	(9,614)	—
Due from related party	(29,897)	—
Accounts payable and accrued liabilities	17,975	(191)
Net cash used in operating activities	(429,743)	(95,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Equipment	(69,510)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-affiliate	70,000	—
Proceeds from line of credit	198,000	—
Proceeds from issuance of common stock for cash	335,000	182,000
Net cash provided by financing activities	603,000	182,000

NET INCREASE IN CASH & CASH EQUIVALENTS	103,747	86,294

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	44,352	2,184

CASH & CASH EQUIVALENTS, ENDING BALANCE	$148,099	$88,478

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$3,452	$—
Taxes paid during the year	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
(FORMERLY SICLONE INDUSTRIES, INC.)
NOTES TO UNAUDITED RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, service has rendered, the sales price is fixed or determinable, and collection is reasonable assured.

Siclone Transaction

The Agreement and Plan of Merger with Siclone Industries, Inc. obligated the Company to pay a total of $500,000, of which $250,000 was paid, and expensed, at the completion of the merger in June 2008.  Payment of the remaining balance of $250,000 is tied to the completion of a significant funding event.

3.   Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $905,829 as of October 31, 2008.  Cash Flows used in Operating Activities for the nine months ended October 31, 2008 was $429,743.

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

17. Restatement

Subsequent to the filing of financial statements for the period ended October 31, 2008, the management of the Company determined that the financial statements as of and for the period ended October 31, 2008 contained errors and should be restated. Specifically, it was determined that $126,110 of costs reported as General and Administrative costs should have been classified and reported as Cost of Services in this previously filed financial statements for the period ended October 31, 2008. This amendment is to reflect such.

Non-controlling interest was reclassed to reflect the AMH ownership interest in the accompanying financial statements as of three and nine months ended October 31, 2008 at $41,712 income. Following is the effect of the restatements:

	As Previous Stated	Officers’ Salaries	Non controlling interest	As Restated
Statement of Operations ( For the three months ended October 31, 2008)
Cost of services - physician practice salaries, benefits and other	362,495	126,110		488,605
General and administrative	404,964	(126,110)		278,854
Total operating expenses	777,455			777,455
Statement of Operations ( For the nine months ended October 31, 2008)
Cost of services - physician practice salaries, benefits and other	405,301	126,110		531,411
General and administrative	807,343	(126,110)		681,233
Total operating expenses	1,222,640			1,222,640
NET INCOME (LOSS) ( For the three months ended October 31, 2008)	$(326,503)			$(326,503)
Net income attributable to noncontrolling interest			(41,712)	(41,712)
Net income(loss) attributable to Apollo Medical Holdings, Inc.	$(326,503)			$(284,791)
NET INCOME (LOSS) ( For the nine months ended October 31, 2008)	$(752,693)			$(752,693)
Net income attributable to noncontrolling interest			(41,712)	(41,712)
Net income(loss) attributable to Apollo Medical Holdings, Inc.	$(752,693)			$(710,981)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended October 31, 2008 vs. Three Months Ended October  31, 2007

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

Cost of Services-Restated

Cost of Services totaled $488,605 for the three months ended October 2008 versus cost of services of $15,806 for the three months ended October 2007. Cost of Services includes compensation paid to the doctors under contract with AMH, costs for medical malpractice insurance for these physicians, professional privileges and telephone and uniform cleaning expenses. Cost of Services for the quarter ended October 2008 included $431,028 of compensation to physicians on the consolidation required by the Management Agreement.  Cost of Goods in the third quarter of 2007 did not include compensation costs.

General and Administrative-Restated

General and Administrative expenses totaled $278,854 for the three months ended October 2008, up  $258,494 from general and administrative expenses of $20,360 reported in the third quarter of 2007. General and Administrative costs in 2008 include the overhead costs of supporting the operations of AMH, compared to a smaller cost base supporting the operations of AMM in all prior quarters.

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

Loss from Operations

The Company reported a loss from operations of $297,647 for the three months ended October 31, 2008, compared to a loss from operations of $26,166 recorded in the same period of 2007.

Interest and Financing Costs

Interest expense and financing costs totaled $28,856 for the three months ended October 31, 2008.   No interest and financing costs were incurred in the quarter ended October 31, 2007.  Interest expense in 2008 represents interest expense on the loan with Wells Fargo Bank. Financing cost in the third quarter of 2008 included $13,500 of shares issued as financing cost and $10,000 for an origination fee.

Net Loss

Net Loss was $326,503 for the three months ended October 31, 2008, compared to a net loss of  $26,166 for the three months endedOctober 31, 2007,  The reduction in the net loss was the result of the factors discussed above.

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

Cost of Services-Restated

Cost of Services was   $531,411 in the nine months ended October 2008.  Cost of Goods Sold was $54,062 in the nine months ended October 2007. Cost of Goods includes the costs for the physicians under contract by AMH, all medical malpractice insurance, physician privileges, and telephone costs

General and Administrative-Restated

General and Administrative expenses were $681,233 for the nine months ended October 2008, compared to General and Administrative expenses of $141,953 reported in the comparable nine month period of 2007. In 2008, the $250,000 initial payment for the Siclone Merger was expensed in General and Administrative Expenses, along with legal costs of $28,348 incurred in this transaction. General and Administrative costs in 2008 also included the recognition of $86,045 of costs related to the issuance of stock to advisors, accountants and lawyers. Lastly, the consolidation of AMM and AMH, commencing on August 1, 2008, resulted in the recognition of overhead costs at AMH not included in the 2007 results.

Depreciation

Depreciation totaled $9,996 in the nine month period versus no depreciation expense for the nine months ended October 2007.  Depreciation at AMH includes the costs for software development, computers and office equipment.

Loss from Operations

The Company reported a loss from operations of $723,037 for the nine months ended October 31, 2008, compared to a loss from operations of $95,515 recorded in the same period of 2007.

Interest and Financing Costs

Interest expense and financing costs totaled $28,856 for the nine months ended October 31, 2008. No interest and financing costs were incurred in the nine months ended October 31, 2007.  Interest expense in 2008 represents interest expense on the loan with Wells Fargo Bank.   Financing cost was comprised of  $13,500 of shares issued as financing cost and $10,000 for an origination fee.

Net Loss

A net loss of $752,693 was reported for the nine months ended October 2008 versus a net loss of $95,515 for the initial nine months of 2007. The increased loss of $657,178 was primarily due to the costs incurred for the Siclone Merger of $250,000, and the related legal costs of $28,348, physicians’ compensation, as well as the compensation costs incurred with the issuance of stock to advisors, consultants and an officer.

Liquidity and Capital Resources

At October 31, 2008, the Apollo had cash and cash equivalents of $148,099, compared to cash and cash equivalents of $44,352 at the beginning of the fiscal year.  Short-term borrowings totaled $268,000 at October 31, 2008, compared to no short-term borrowings at January 31, 2008 and October 31, 2007.

Net cash used in operating activities totaled a negative $429,743 for the nine months ended October 2008, compared to a negative $95,706 for the comparable nine months ended October 31, 2007.  The $250,000 paid and expensed on the Siclone Merger, along with related legal costs and compensation costs was primarily responsible for the increase in the negative operating cash flow.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: December 11, 2009	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: December 11, 2009	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer