Form 10-Q
period 2009-10-31
Apollo Medical Holdings, Inc.
filed 2009-12-14
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of December 10, 2009, there were 26,963,551 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements – Unaudited

	Condensed Consolidated Balance Sheet As of October 31, 2009 and January 31, 2009	3
	Condensed Consolidated Statements of Operations For the Three months and Nine months ended October 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows For the Nine months ended October 31, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures.	22

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	January 31,
	2009	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$863,394	$84,161
Accounts receivable, net	416,586	255,665
Due from affiliate	2,850	2,050
Prepaid commission	123,438	-
Prepaid expenses	35,847	25,025
Total current assets	1,442,115	366,901

Property and equipment - net	17,032	47,330

TOTAL ASSETS	$1,459,147	$414,232

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$111,599	$65,141
Shares to be issued	1,999	284,000
Convertible notes payable	10,000	10,000
Convertible notes payable-related party	23,000	23,000
Current portion of loan	-	41,782
Total current liabilities	146,598	423,923

Loan	-	156,218
Convertible notes	1,240,358	-
Convertible notes payable-related party	-	75,000
Total liabilities	1,386,956	655,141

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, par value $.001 and $0.0001 per share; 5,000,000 and 25,000,000 shares authorized, respectively; none issued	-	-
Common stock, par value $.001 and $0.0001, 100,000,000 shares authorized, 26,963,511 shares issued and outstanding as of October 31, 2009 and 25,870,220 shares issued and outstanding as of January 31, 2009	26,964	25,870
Non-controlling interest	334,202	228,115
Additional paid-in-capital	942,062	550,058
Accumulated deficit	(1,231,036)	(1,044,951)
Total stockholders' equity (deficit)	72,191	(240,909)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,459,147	$414,232

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDING OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	For the Three months ended		For the Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008

REVENUES	$616,975	479,808	$1,699,100	499,603

Operating expenses:
Cost of services - physician practice salaries, benefits and other	455,183	488,605	1,262,430	531,411
General and administrative	139,557	278,854	434,225	681,233
Depreciation	9,622	9,996	30,297	9,996
Total operating expenses	604,362	777,455	1,726,952	1,222,640

INCOME (LOSS) FROM OPERATIONS	12,613	(297,647)	(27,852)	(723,037)

OTHER EXPENSES:
Interest expense	15,738	5,356	25,546	5,356
Financing cost	25,000	23,500	25,000	23,500
Total other expenses	40,738	28,856	50,546	28,856

NET LOSS BEFORE INCOME TAXES	(28,125)	(326,503)	(78,398)	(751,893)

Provision for income tax	800	-	1,600	800

NET LOSS	(28,925)	(326,503)	(79,998)	(752,693)

Net (income) loss attributable to noncontrolling interest	53,161	(41,712)	106,087	(41,712)

Net loss attributable to Apollo Medical Holdings, Inc.	$(82,086)	$(284,791)	$(186,084)	$(710,981)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	26,805,493	25,734,174	26,260,574	20,063,728

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.04)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	Nine months ended October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Net loss	$(79,998)	$(752,693)
Depreciation	30,298	9,996
Bad debt expense	4,954	23,514
Issuance of shares for service	101,455	72,545
Warrant Discount	9,642	-
Shares issued as finance charge	-	13,500
Shares issued for consulting expense	-	67,500
Exercise of notes payable conversion	-	170,375
Minority Interest	-	161,512
(Increase) decrease in current assets:
Accounts receivable	(165,874)	(174,457)
Prepaid expenses	(10,822)	(9,614)
Prepaid Commission	(123,438)	-
Due from related party	(800)	(29,897)
Increase (decrease) in current liabilities:	-	-
Accounts payable and accrued liabilities	46,458	17,975

Net cash used in operating activities	(188,126)	(429,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Equipment	-	(69,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Process from/(Payment to) notes payables
Process from/(Payment to) notes payables- related parties	(75,000)	70,000
Process from/(Payment to) notes convertibles	1,240,358
Process from/(Payment to) line of credit	(198,000)	198,000
Proceeds from issuance of common stock for cash	-	335,000
Net cash provided by financing activities	967,358	603,000

NET INCREASE IN CASH & CASH EQUIVALENTS	779,233	103,747

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	84,161	44,352

CASH & CASH EQUIVALENTS, ENDING BALANCE	$863,394	$148,099

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$13,153	$3,452
Taxes paid during the year	$1,600	$-
Conversion of notes payable to Equity	$200,000	$-

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Apollo Medical Holdings, Inc. (“Apollo” or the “Company”) is a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients. Apollo Medical Holdings, Inc. operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups, which presently consist of ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”).  AMM operates as a Physician Practice Management Company (“PPM”) and is in the business of providing management services to Physician Practice Companies (“PPC”) under Management Service Agreements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH , in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements . In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the nine month period ended October 31, 2009 are not necessarily indicative of future financial results.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the nine month periods ended October 31, 2009 and 2008.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107(ASC 825), Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1, (ASC 825), and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), (ASC 860, Transfers and Servicing),which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), (ASC 810, Consolidation),which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), (ASC 105, Generally Accepted Accounting Principles),which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP (the GAAP hierarchy).

Stock-based compensation

On October 17, 2006 the Company adopted SFAS No. 123R (ASC 718), “Share-Based Payment, an Amendment of FASB Statement No. 123.” As of the date of this report the Company has no stock based incentive plan in effect.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128, ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Cash and Cash Equivalents

Cash and cash equivalents was at $863,394 include cash in bank representing the Company’s current operating account and $809,934 in a brokerage money market account, as of October 31, 2009, representing the net proceeds of the recently completed private placement.

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

3.	Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $1,231,036 as of October 31, 2009.  Net Cash Flow used by Operating Activities for the nine months ended October 31, 2009 was $188,126.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the recently completed private placement provide funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives.

4.	Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of October 31, 2009, Accounts Receivable totals $416,586, net of a provision for bad debt expense of $16,418, and represents amounts invoiced by AMH. Accounts Receivable was $255,665, net of the provision for bad debt expense of $11,465, on January 31, 2009.

5.	Due from affiliate

Due from affiliate totals $2,850 and $2,050 as of October 31, 2009 and January 31, 2009, respectively, and represents amounts due from AMA, an unconsolidated Affiliate of the Company.

6.	Prepaid Commission

Prepaid Commission of $123,438 as of October 31, 2009 represents the unamortized balance of commission expense totaling $125,000 paid by the Company on the closing of the private placement on October 16, 2009 (See Note 11). There was no Prepaid Commission on January 31, 2009.

7.	Prepaid Expenses

Prepaid Expenses of $35,847 and $25,025 as of October 31, 2009 and January 31, 2009, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

8.	Property and Equipment

Property and Equipment consists of the following as of:

	October 31, 2009	January 31, 2009

Computers	$13,912	$13,912
Software	138,443	138,443
Machinery and equipment	50,815	50,815
Gross Property and Equipment	203,170	203,170
Less accumulated depreciation	(186,138)	(155,840)
Net Property and Equipment	$17,032	$47,330

 Depreciation expense was $9,622 and $9,996 for the three month periods ended October 31, 2009 and 2008, respectively.
 Depreciation expense was $30,297 and $9,996 for the nine month periods ended October 31, 2009 and 2008, respectively.

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	October 31, 2009	January 31, 2009
Accounts payable	$33,078	$30,599
D&O insurance payable	18,959	-
Accrued interest	12,866	507
Accrued professional fees	32,560	20,267
Accrued payroll and income taxes	14,136	13,768

Total	$111,599	$65,141

10.	Shares to be Issued

Shares to be issued consist of the following:

	October 31, 2009	January 31, 2009

Accrued shares to be issued for note conversion	$-	$200,000
Accrued shares to be issued for services	1,999	84,000

Total	$1,999	$284,000

As of October 31, 2009, 44,444 shares were not yet issued for services provided. During the third quarter, the Company issued a total of 826,666 shares to two executives, a director, an employee and the Placement Agent for financial advisory services. (See Note 14)

11.	Long-term Debt

The Company’s long-term debt consisted of the following at October 31, 2009 and January 31, 2009

	October 31, 2009	January 31, 2009
Senior Borrowings:
Wells Fargo:
Business Credit Line	—	—
Business Loan	—	$198,000

Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,240,358	—
10% Convertible Notes due December 12, 2009	10,000	10,000
10% Convertible Notes due December 23, 2009	23,000	23,000
8% Convertible Notes due March 31, 2009	—	$75,000

Total debt	$1,273,358	$306,000
Less: Current Portion	33,000	74,782

Total long-term debt	$1,240,358	$231,218

  Senior Borrowings

Wells Fargo Business Credit line
In October 2008, the Company entered into a new line of credit agreement with Wells Fargo Bank replacing a previous line of credit that was converted to an amortizing loan. See “Wells Fargo Business Loan”. Under the terms of the agreement, the Company may borrow up to $70,000 through a revolving credit line at an interest rate of eight percent. The loan is collateralized by all machinery, equipment, furniture, accounts, inventory and general intangibles of AMH and personally guaranteed by the CEO of the Company. As of October 31, 2009, the Company had no borrowings under the Business Credit Line. Interest expense of $270 and $405 was recorded for the three months and nine months ended October 31, 2009, respectively.

Wells Fargo Business Loan
On January 5, 2006, the Company entered into a SBA line of credit loan with Wells Fargo Bank. The line of credit provided borrowings up $200,000 and matured on February 10, 2009. The loan is collateralized by all machinery, equipment, furniture, accounts, inventory and general intangibles of AMH and personally guaranteed by the CEO of the Company.  The interest rate is the bank’s prime rate plus 200 basis points.

On February 3, 2009, the outstanding balance of $198,000 was converted into a four year amortizing Business Loan at an interest rate of prime plus 200 basis points. The Business Loan maturity date was extended to February 10, 2013 and all collateral and guarantors remained the same. On October 27, 2009, the Company paid off the outstanding balance of $167,865 in full. As of October 31, 2009, the Company had no borrowings under the Business Loan.  Interest expense of $8,054 related to the SBA loan was recorded during the nine months ended October 31, 2009. Interest expense of $2,993 related to the SBA loan was recorded during the three months ended October 31, 2009.

  Subordinated Borrowings

10% Senior Subordinated Callable Convertible Notes due January 31, 2013
On October 16, 2009, the Company issued $1,250,000 of its 10% Senior Subordinated Callable Convertible Notes. The net proceeds of $1,100,000 will be used for the repayment of existing debt, acquisitions, physician recruitment and other general corporate purposes. The notes bear interest at a rate of 10% annually, payable semi annually on January 31 and July 31. The Notes mature and become due and payable on January 31, 2013 and rank senior to all other unsecured debt of the Company.

The 10% Notes were sold through a private placement in the form of a Unit. Each Unit was comprised of one 10% Senior Subordinated Callable Note with a par value $25,000, and one five-year warrant to purchase 25,000 shares of the Company’s common stock. The purchase price of each Unit was $25,000, resulting in gross proceeds of $1,250,000.

In connection with the private placement, the Company paid a commission of $125,000 and $25,000 representing a non-accountable expense fee.  The placement agent also received five-year warrants to purchase up to 250,000 shares of the Common Stock at an initial exercise price of $0.25 per share.  The placement agent also received 100,000 shares of restricted common stock for pre-transaction advisory and due diligence. The commission of $125,000 paid at closing is accounted for as a prepaid expense and will be amortized over a forty-month period through January 31, 2013, the maturity date of the notes.  The $25,000 of transaction related costs were expensed and reported as financing costs in the Operating Statement.  Interest expense of $9,889 was recorded in the quarter ended October 31, 2009.

The 10% Notes are convertible any time prior to January 31, 2013. The initial conversion rate is 200,000 shares of the Company’s common stock per $25,000 principal amount of the 10% Notes (Subject to certain events). This represents an initial conversion price of $0.125 per share of the Company’s common stock.

On or after January 31, 2012, the Company may, at its option, upon 60 days notice to both the Note-holder’s and the placement agent, redeem all or a portion of the notes at a redemption price in cash equal to 102% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.   The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $7,442 using the Black-Scholes pricing model which was recorded as unamortized warrant discount in the quarter ended October 31, 2009.

In connection with this offering, we also issued warrants to purchase 250,000 shares of our common stock to the placement agent which were estimated to have a fair value of $2,200 using the Black-Scholes pricing model and was recorded as unamortized warrant discount in the quarter ended October 31, 2009. These warrants have an exercise price of $0.25 per share, are exercisable immediately upon issuance and expire five years after the date of issuance.

10% Convertible Notes due between October 7, 2009 and December 12, 2009
Between October 7, 2008 and December 12, 2008 the Company issued $210,000 of its 10% Convertible Notes with attached Warrants. The notes bear interest at a rate of 10% annually, mature and become due twelve months from the date of issuance ranging from October 7, 2009 and December 12, 2009. The conversion rate is 1,333.33 shares of the Company’s common stock per $1,000 principal amount of the Notes . As of January 31, 2009, the Company had received conversion notices to convert $200,000 of notes into shares of the Company’s common stock. The remaining balance of $10,000 is due on December 12, 2009, and is shown as a short-term liability on the Company’s balance sheet ended October 31, 2009 and January 31, 2009.

Each Note Holder also received 666.67 Warrants per $1,000 principal amount of the Notes purchased. These Warrants are exercisable into shares of Common Stock at an exercise price of $1.50. The Warrants have a three-year term and expire on the third year anniversary of the respective notes. These warrants were estimated to have a fair value of $379 using the Black-Scholes pricing model, which was fully amortized as interest expense during the year ended January 31, 2009.

The Company recorded interest expense of $747, related to Convertible Notes in the nine months ended October 31, 2009 and zero for the nine months ended October 31, 2008. The Company recorded interest expense of $252, related to Convertible Notes in the three months ended October 31, 2009 and zero for the three months ended October 31, 2008.

10% Convertible Notes due December 25, 2009
On December 25, 2008, the Company issued $23,000 of its 10% Convertible Notes and Warrants to relatives of the CEO of the Company. The notes bear interest at a rate of 10% annually. The Notes mature and become due twelve months from the date of issuance and are due on December 25, 2009. The conversion rate is 1,333.33 shares of the Company’s common stock per $1,000 principal amount of the Notes (Subject to certain events).

Each Note Holder also received 666.67 Warrants per $1,000 principal amount of the Notes purchased. These Warrants are exercisable into shares of Common Stock at an initial exercise price of $1.50. The Warrants have a three-year term and expire on December 25, 2011. These warrants were estimated to have a fair value of $68 using the Black-Scholes pricing model.

The Company recorded interest expense of $1,720 and zero for the nine months ended October 31, 2009 and October 31, 2008, respectively. Interest expense of $580 was recorded in the three months ended October 31, 2009 compared to no interest expense in the comparable quarter of 2008.

8%  Convertible Notes due December 25, 2009
On July 28, 2008, the Company issued $70,000 in the form of a notes payable to a relative of the CEO of the Company. The Note carried no interest rate and the Company agreed to pay a $5,000 origination fee to be paid at the time of pay off. The maturity date on this Note was October 1, 2008. The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension with the note holder.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at 8% and the note is initially convertible into 214,285 shares of common stock. The Company paid the note in full, with accumulated interest, on October 22, 2009. The Company recorded interest expense of $4,455 and zero for the nine months ended October 31, 2009 and October 31, 2008, respectively. Interest expense of $1,479 was recorded in the three months ended October 31, 2009 compared to no interest expense in the comparable quarter of 2008.

12.	Related Party Transactions

During the nine months ended October 31, 2009 and 2008, the Company generated revenue of $303,135 and $38,750, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

On July 28, 2008, the Company issued $70,000 in the form of a note payable to a relative of the CEO of the Company. The Note carried no interest rate and the Company agreed to pay a $5,000 origination fee to be paid at the time of pay off. The maturity date on this Note was October 1, 2008. The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension with the note holder.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at eight 8% and the note is initially convertible into 214,285 shares of common stock. The Company paid the note in full, with accumulated interest, on October 22, 2009.

Also, during the fourth quarter 2008, the Company issued Convertible Notes in amounts aggregating to $23,000 to two relatives of Warren Hosseinion, the Company’s CEO (Note 11).

13	Non-Controlling Interest

The Company recorded AMH ownership interest in the accompanying financial statements as Non-Controlling Interest of $334,202 as of October 31, 2009. Non-Controlling Interest totaled $228,115 on January 31, 2009.

14.	Stockholder’s Equity

The Company issued a total of 1,093,331 common shares in the nine months ended October 31, 2009, including 266,665 shares in the second quarter ended July 31, 2009, and 826,666 in the third quarter ended October 31, 2009. The 266,665 shares were issued on May 14, 2009 to nine holders of convertible notes that had exercised their conversion rights. Of the 826,666 shares, 716,666 were issued to officers and directors, 100,000 shares were issued to the Placement Agent for advisory services and 10,000 shares were issued to an employee.

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

During the three month period ended October 31, 2008, the Company issued 268,687 shares for legal, accounting and investment advisory services provided to the Company. The Company also issued 50,000 shares as a financing fee on a note payable.

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani.  The Company issued a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares are to be issued ratably over a thirty-six month period commencing December 2008. During the nine months ended October 31, 2009, Mr. Nihalani was issued 66,666 shares under this agreement.  As of October 31, 2009, 44,444 shares had not yet been issued to Mr. Nihalani under this agreement and the Company accrued a liability of $1,999 as Shares to be Issued.  During the year ended January 2009, Mr. Nihalani was issued 11,111 shares under this agreement.

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2009	$—	625,803
Granted	—	1,500,000
Exercised	—	—
Cancelled	—	—

Outstanding at October 31, 2009	$—	2,125,803

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.100	470,470	0.23	470,470	$0.24
$1.500	155,333	0.15	155,333	$0.11
$0.125	1,250,000	2.94	1,250,000	$0.07
$0.250	250,000	0.59	250,000	$0.03
	2,125,803	3.91	2,125,803

In conjunction with the completion of the private placement on October 16, 2009, as described in Note 11, the Company issued a total of 1,500,000 warrants.  Of this amount, 1,250,000 warrants were issued to the holders of the Convertible Notes and 250,000 warrants were granted to the placement agent.  The 1,250,000 warrants held by the note holders are exercisable into shares of Common Stock at an initial exercise price of $0.125.   The Warrants have a five-year term and expire on October 31, 2014. The 250,000 warrants conveyed to the placement agent also have a five-year term, expire on October 31, 2014, and are exercisable at $0.25 per share.

15.	Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis would become the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis will be paid $8,000 per month.  In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated.  The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009.

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

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani.  The Company will issue a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008.  The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director.  The distribution of shares will continue as long as Mr. Nihalani  serves  on the Board, but will cease when Mr. Nihalani is no longer is a Director. Mr. Nihalani was issued 11,111 shares under this agreement in the year ended January 31, 2009 and 66,666 shares in the quarter ended October 31, 2009.  In addition, 44,444 shares have been accrued as shares to be issued as a liability in the accompanying financial statements.

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

Results of Operations and Operating Data

Three Months Ended October 31, 2009 vs. Three Months Ended October 31, 2008

Net revenues for the three months ended October 31, 2009 were $616,975, compared to net revenues of $479,808 for the three months ended October 31, 2008. Net revenues are comprised of  net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. Net revenues of $479,808 in the third quarter of 2008 were solely fee based billings; there was no service fee income in 2008.

Physician practice salaries, benefits and other expenses for the three months ended October 31, 2009 were $455,183, at 74% of net revenues compared to $488,605 for the three months ended October 31, 2008, at 102% of net revenues.  Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The Company had seven physicians under contract as hospitalists as of October 31, 2009.  There was no service costs related to the service fee income.

General and administrative expenses include all salaries, benefits, supplies and operating expenses not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses decreased $139,297, or 50%, to $139,557, at 23% of net revenues, for the three months ended October 31, 2009. General and Administrative expenses were $278,854 for the three months ended October 31, 2008, at 58% of net revenues..  The decrease in general and administrative expenses resulted from the absence in 2009 of $121,677 of non-cash compensation recorded in the third quarter of 2008.  In addition, legal fees of $18,635 in the quarter just ended were well below legal fees of $77,724 reported in the third quarter of 2008.  The absence of these costs in 2009 was partially offset by higher costs incurred to support the continuing growth of our operations, including the full period costs of our Chief Financial Officer and Executive Vice President of Business Development & Strategy. The Company incurred $19,500 one time Legal and Accounting expenses in connection with its issuance of 10% Senior Subordinated Callable Convertible Notes in the quarter ended October 31, 2009.

Depreciation and amortization expense was $9,622 for the three months ended October 31, 2009, and $9,996 for the comparable three-month period in 2008.

The Company reported an income from operations of $12,613 for the three months ended October 31, 2009, compared to a loss from operations of $297,647 recorded in the same period of 2008. In 2009, net revenues benefitted from the addition of several contracts with hospitals and the hiring of several additional physicians.  In addition, operating income benefitted from the absence in 2009 of non-cash compensation costs and residual legal fees from the Siclone transaction which negatively impacted the third quarter of 2008.

Interest expense and financing costs totaled $40,738 for the three months ended October 31, 2009, as compared to interest and financing costs of $28,856 for the three months ended October 31, 2008. Interest expense in 2009 included interest on the convertible notes, related party notes, the business credit line and the loan with Wells Fargo Bank, and a partial month interest on the convertible notes from the private placement. The financing cost of $25,000 in 2009 was a due diligence fee due the placement agent on completion of the private placement. Interest expense in 2008 represents interest expense on the loan with Wells Fargo Bank. Financing cost in the third quarter of 2008 included $13,500 of shares issued as financing cost and $10,000 for an origination fee.

Net Loss was $28,925 for the three months ended October 31, 2009, compared to a net loss of $326,503 for the three months ended October 31, 2008.  The reduction in the net loss was the result of the factors discussed above.

Nine Months Ended October 31, 2009 vs. Nine Months Ended October  31, 2008

 Apollo reported revenues of $1,699,100 for the nine months ended October 2009, compared to revenues of $499,603 in the comparable nine month period ended October 2008.  The Company increased its contracts with hospitals and independent physician associations to 12 at the end of October 2009.  In 2008, prior to the execution of the Management Services Agreement on August 1, 2008, the Company could only report management fees charged to its affiliate, AMH. Subsequent to August 1, 2008, revenues represent the billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals. Management fee revenues have been eliminated subsequent to August 1, 2008. Consequently, net revenues in 2008 include the full third quarter of AMH revenues and two prior quarters of management service fee income totaling $19,795 reported by AMM.

Physician practice salaries, benefits and other expenses were $1,262,430 for the nine months ended October 2009, compared to $531,411 for the corresponding nine months ended October 2008. Cost of Services were 74 % of net revenues in the nine months ended October 2009, and 106% of revenues for the nine month period ended October 2008. Cost of Services in 2008 included the third quarter of consolidated costs and $42,806 of costs recorded by AMM prior to the execution of the Management Agreement executed on August 1, 2008.   Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges.

General and administrative expenses were $434,225 in the nine months ended October 2009, down $247,008, or 36%,  from general and administrative costs of $681,233 in the nine months ended October 31, 2008. These expenses represented 26 % of revenues in nine months just ended.  The decrease in General and Administrative costs from 2008 to 2009 was due to the absence in 2009 of $278,348 of costs related to the Siclone Merger which occurred in July 2009.  This reduction in costs was partially offset by higher public-company expenses   and costs related to the continuing growth of our operations, including the full period costs of our Chief Financial Officer and Vice President of Business Development in 2009. The Company incurred $19,500 one time Legal and Accounting expenses in connection with its issuance of 10% Senior Subordinated Callable Convertible Notes in the quarter ended October 31, 2009.The Company recorded non-cash compensation expenses totaling $101,455, related to the issuance of shares for service in the nine months ended October 31, 2009. The company recorded $153,545 for shares issued and to be issued for compensation and financing costs in the nine months ended October 2008.

Depreciation and amortization expense was $30,297 and $9,996 for the nine months ended October 31, 2009 and 2008, respectively.

The Company reported a Loss from Operations of $27,852 for the nine month period ended October 31, 2009, compared to a Loss from Operations of $723,037 for the comparable nine months ended October  31, 2008.  The decrease in the Loss from Operations of $ 695,185 from 2008 to 2009 was due to the absence of the costs incurred on the Siclone transaction which occurred in 2008, and a decrease of $257,931 in costs of shares granted and to be granted for services from 2008 to 2009.

Interest expense and financing costs were $50,546 for the nine months ended October 31, 2009, compared to interest and financing expenses of $28,856 for the nine months ended October 31, 2008.  Interest expense in 2009 included interest on the convertible notes, related party notes,  the bank line and bank credit lines with Wells Fargo Bank, and a partial month of interest on the convertible notes from the private placement.  The financing cost of $25,000 in 2009 was a due diligence fee due the placement agent on completion of the private placement. Interest expense in 2008 represent interest expense on the loan with Wells Fargo Bank. Financing cost in the third quarter of 2008 included $13,500 of shares issued as financing cost and $10,000 for an origination fee.

The Company reported a net loss of $ 79,998 for the nine months ended October 31, 2009, down $672,695 from the net loss of $752,693 for the nine months ended October 31, 2008.  The reduction in net loss from the nine months ended October 2008 to October 2009 was primarily due to the Siclone costs which negatively impacted 2008, the lower level shares granted for compensation,  coupled with the increased contribution from the hospitalist services provided by AMH in 2009.

Liquidity and Capital Resources

At October 31, 2009, the Company had cash and cash equivalents of $863,394, compared to cash and cash equivalents of $84,161 at the beginning of the fiscal year at January 31, 2009. The cash balance at October 31, 2009 included $809,934 in a money market brokerage account.   Short-term borrowings totaled $33,000 at October 31, 2009, compared to $74,782 as of January 31, 2009.  Long-term borrowings totaled $1,240,358 as of October 31, 2009, compared to long-term borrowings of $231,218 on January 31, 2009.

Net cash used in operating activities totaled $186,126 in the nine months ended October 31, 2009, compared to net cash used in operations of $429,743 for the comparable nine months ended October 31, 2008.  The significantly smaller operating loss in 2009 was primarily responsible for the improvement in the operating cash flow.

Net cash used in operating activities for the nine months in 2009 of $186,126 was comprised of a net loss of $79,998 for the nine month period, and adjustments for non-cash charges which include depreciation, bad debt expense and shares issued, or to be issued, for service totaling $146,349. Also, net changes in operating assets and liabilities used cash of $254,477.

We did not spend any cash for investing activities in the nine months ended October 2009 and 2008.  The $69,510 reported as investment in property and equipment during the nine months ended October 2008, represented the net asset position in this category at AMH which was consolidated into AMM on the execution of the Management Services Fee Agreement as of August 1, 2008.

For the nine months ended October 31, 2009, net cash provided from financing activities was $967,358, compared to $603,000 provided by financing activities for the same period in 2008. During the nine months ended October 2009, the Company completed the private placement with Syndicated Capital which provided proceeds of $1,240,358, net of the warrant discounts totaling $9,642.  Concurrent with the receipt of these proceeds, the Company retired the business loan with Wells Fargo Bank of $ 198,000, on October 27, 2009, and the related party convertible note in the amount of $75,000 on October 22, 2009.

In  2008, the Company issued 670,000 shares for $335,000 and borrowed $70,000 from a party related to the CEO of the Company.  In addition, the Company, with the consolidation of AMH, recorded the $198,000 balance on the Wells Fargo Business Loan as of October 31, 2008.

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

Off Balance Sheet Arrangements

As of October 31, 2009, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information regarding recently adopted and new accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of October 31, 2009, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2009.

We have identified the following three material weaknesses in our disclosure controls and procedures:

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

Based on the foregoing materials weaknesses, we have determined that, as of October 31, 2009, that our disclosure controls and procedures are insufficient.  The Company continues to take steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, and for assessing the effectiveness of our disclosure controls and procedures. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended October 31, 2009) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the company.

ITEM 1A. Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: December 14, 2009	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: December 14, 2009	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer