Form 10-K
period 2010-01-31
Apollo Medical Holdings, Inc.
filed 2010-05-14
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal period ended January 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File No.
000-25809

Apollo Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8046599
State of Incorporation	IRS Employer Identification No.

450 North Brand Blvd., Suite 600
Glendale, California 91203
(Address of principal executive offices)

(818) 507-4617
(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value

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
Yes ☐                     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes  ☐           No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTC Bulletin Board on July 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was [$670,120].  Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of July 31, 2010 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of April 15, 2010, there were 27,424,661 shares of common stock, $.001 par value per share issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
FORM 10-K
FOR THE TWELVE MONTHS ENDED JANUARY 31, 2009

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Introductory Comment

Unless context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to Apollo Medical Holdings, Inc. (“Apollo”), and its wholly owned subsidiaries and affiliated medical groups: (i) Apollo Medical Management, Inc. (“AMM”); (ii) ApolloMed Hospitalists (“AMH”) and (iii) Apollo Medical Associates (“AMA”).

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

Disclosure Regarding Forward-Looking Statements - Cautionary Statement

We caution readers that this Report contains “forward-looking statements”. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as (but not limited to) “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” “budgeted,”  or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

The Company has a relatively limited operating history compared to others in the same business and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis or Plan of Operation” in this Report, and include, but are not limited to, the following:

☐	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

☐	Our ability to raise capital when needed and on acceptable terms and conditions;

☐	The intensity of competition; and

☐	General economic conditions.

All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

Apollo Medical Holdings, Inc. originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc.  The Company changed its name to Accoline Industries, Inc. on November 5, 1986 and again changed its name to Siclone Industries, Inc. on May 24, 1988.  Until June 2008, the Company had no active business operations.

Apollo Medical Holdings, Inc. and its subsidiaries are a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in inpatient facilities such as a hospitals and Long Term Acute Care (LTAC) Facilities and is focused on providing, managing and coordinating the care of hospitalized patients. The Company provides hospitalist services to a range of medical groups, health plans, community physicians and hospital clients at 17 hospitals. The Company is currently headquartered in Glendale, California.

The Company operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups, which presently consist of ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”).  AMM operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.

Organizational History

On June 13, 2008, Siclone Industries, Inc. (“Siclone”), Apollo Acquisition Co., Inc., a wholly owned subsidiary of Siclone (“Acquisition”), Apollo Medical Management, Inc. (“Apollo Medical”) and the shareholders of Apollo Medical entered into an agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Apollo Medical merged with and into Acquisition, becoming a wholly owned subsidiary of Siclone. . The former shareholders of Apollo Medical received 20,933,490 shares of  Siclone’s common stock in the acquisition.

The acquisition of Apollo Medical is accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Apollo Medical obtained control of the consolidated entity. Accordingly, the reorganization of the two companies is recorded as a recapitalization of Apollo Medical, with Apollo Medical being treated as the continuing operating entity. The historical financial statements presented herein will be those of Apollo Medical. The continuing entity retained January 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted. On July 1, 2008, the surviving entity (i.e., the combined entity of Acquisition and Apollo Medical) changed its name to Apollo Medical Management, Inc. (AMM).  On July 3, 2008, Siclone changed its name to Apollo Medical Holdings, Inc.   Following the merger, the Company is headquartered in Glendale, California.

On August 1, 2008, AMM completed negotiations and executed a formal Management Services Agreement with ApolloMed Hospitalists (“AMH”), under which AMM will provide management services to AMH.  The Agreement is effective as of August 1, 2008 and will allow AMM, which operates as a Physician Practice Management Company, to consolidate AMH, which operates as a Physician Practice, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. The Management Services Agreement was amended on March 20, 2009 to allow for the calculation of the fee on a monthly basis with payment of the calculated fee each month.  AMH is controlled by Dr. Hosseinion and Dr. Vazquez, the Company’s Chief Executive Officer and President, respectively.

Hospitalist Industry Overview

Hospitalists are physicians who spend their professional time serving as the physicians-of-record for inpatients.  Today, many primary care physicians/healthcare providers use hospitalists to care for their patients when they visit emergency rooms or are admitted to the hospital. The hospitalist handles the patient’s care during the time spent in the hospital, and communicates often with the patient’s primary care physician about the patient’s progress. At the time of discharge from the hospital, the hospitalists returns the patient back to the care of their primary care providers. According to the Society of Hospital Medicine, the number of hospitalists in the U.S. has grown from a few hundred in 1996 to over 20,000 today in response to a need for more efficient delivery of inpatient care. It is anticipated that as many as 33,000 hospitalists may be currently needed for full coverage of inpatients in the United States.

Rising healthcare expenditures is a key motivating factor behind the utilization of hospitalists. An aging population, advancements in medical technology, and the rising cost of pharmaceuticals are just some of the forces driving up healthcare costs.  Hospital medicine has developed as a specialty with unique characteristics and expertise. Hospitalists have specialized skills, knowledge, and relationships that contribute value to hospitals, physicians, patients, and health plans. These skills go beyond the delivery of quality patient care to hospital inpatients and include:

•	Providing measurable quality improvement through setting standards and compliance;
•	Saving money and resources by reducing the patient’s length of stay and achieving better utilization;
•	Improving the efficiency of the hospital by early patient discharge, better throughput in the emergency department (ED), and the opening up of ICU beds;
•	Creating a seamless continuity from inpatient to outpatient care, from the ED to the hospital floor, and from the ICU to the hospital floor;
•	Creating teams of healthcare professionals that make better use of the resources at the hospital and create a better working environment for nurses and others;
•	Creating synergies between emergency and inpatient hospital services by the management of both areas through the Company’s strategy of acquisitions of both ER and hospitalist groups; and
•	Managing acutely ill, complex hospitalized patients.

In today’s healthcare environment, patients are generally admitted to hospitals and cared for by primary care physicians (PCPs). The demands of modern medical practice, however, require that PCPs spend most of their time in outpatient practices, limiting their availability to care for hospitalized patients. These requirements and demands have led to ever-diminishing quality of inpatient care, longer hospital stays, and higher costs to the insurance companies. Over the past few years, hospital-based physicians, or hospitalists (i.e. those physicians that do not have a separate outpatient practice), are becoming a regular part of the healthcare landscape allowing PCPs to focus on outpatient office visits. Generally hospital-based physicians:

•	are medical doctors that spend their time in the inpatient environment, making them familiar with hospital systems, policies, services, departments, and staff;
•	are in-patient experts who possess clinical credibility when addressing key issues regarding the inpatient environment; and
•
understand the tradeoffs involved in balancing the needs of the hospital with those of the medical staff; they tend to have an intimate knowledge of the issues that the hospital is facing and are invested in finding solutions to these problems.

Principal Services and Markets

The Company provides management services to medical groups that provide comprehensive inpatient care services. We offer a comprehensive set of integrated medical services to hospitals, health carriers and medical groups as well as individual physicians, through our affiliated medical groups, as follows:

Services for Hospitals

•	Providing care from the emergency room through hospital discharge;
•	Admission and care of unassigned and/or uninsured patients;
•	Inpatient internal medicine consultation services;
•	Emergency room Clinical Decision Unit services to improve throughput and ease overcrowding;
•	Development of hospital-based physicians programs, including pulmonary, critical care, cardiology and nephrology;
•	24/7 in-hospital inpatient coverage services;
•	Development of evidence-based medicine protocols for common diagnoses;
•	Implementation of patient safety guidelines;
•	Education of nurses and hospital staff;
•	Analysis of statistics via the ApolloWeb (discussed further below) database, including length of stay, bed days/1000 admissions, and readmission rates; and
•	Care of patients at academic medical centers, including the education of medical students, interns and residents

Services for Health Carriers and Medical Groups

•	Admission and care of assigned patients;
•	Consistent communication with primary care physicians upon admission, during the patient’s hospital stay, and upon discharge;
•	Rapid transfer of out-of-network patients back to designated hospitals;
•	24/7 in-hospital inpatient coverage services;
•	Consistent communication with case managers, social workers, and medical group personnel;
•	Hospital-based physician consulting services; and
•	Analysis of statistics via the ApolloWeb database technology.

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

Growth Strategy

We anticipate that we will grow our business by two primary methods, organic growth and acquisitions.

Organic Growth

The Company has initiated a marketing plan focused on targeting hospitals, hospital chains, health carriers/HMOs, medical groups and individual physicians. We have commenced a physician recruitment campaign aimed at attracting physicians to meet the expected increase in demand for our services. This campaign will be driven by utilizing direct contacts with internal medicine residency programs, advertising in professional journals, and on-line advertising programs. We believe we have a competitive advantage in attracting highly qualified physicians by offering recruits, through our affiliated medical groups, competitive salary and benefits including, if appropriate, incentive-based stock options as part of the compensation package.

We expect to add key personnel to our business operations in order implement our growth strategy. Management believes that this will include a marketing division, expanding the billing department, and establishing a case management division. We also intend to upgrade our information technology systems to keep pace with growth. This could include: (1) upgrading the ApolloWeb technology, (2) integration of billing and collections functions, (3) electronic medical records, and (4) upgrading the wireless technology system.

Acquisitions

The Company also plans to grow through mergers and acquisitions. Targeted mergers/acquisitions will focus on hospitalist groups, emergency room physician groups, and other hospital-based specialty physicians. We have identified a number of small group practices, as well as larger groups with between 40 and 200 physicians that may be potential merger/acquisition candidates. We believe that we may have a competitive advantage in closing potential mergers/acquisitions as a publicly-traded company, which could provide us with access to additional capital and the ability to utilize our stock as part of the compensation package to the stockholders of the target companies.

Technology

AMH and Drs. Hosseinion and Vazquez have developed, and own, a proprietary web-based, practice management software program for hospital-based physicians. The system, known as ApolloWeb allows a physician to enter patient information in real-time at a patient’s bedside via a 3G broadband-enabled PDA or a desktop computer. ApolloWeb is capable of generating:

•	real-time, comprehensive statistical data
•	complete HCFA(Health Care Financing Administration) billing forms
•	patient admissions and discharge summaries, including major test results and necessary follow-ups
•	faxes or emails to primary care physicians with the aforementioned information.

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

Geographic Coverage

As of April 15, 2010, we provide hospitalist services at 17 hospitals in Greater Los Angeles, CA.

Professional Liability and Other Insurance Coverage

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We or our physician contractors pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. All of our physicians carry first dollar coverage with limits of coverage with limits of liability equal to $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year.

We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. In addition to the known incidents that have resulted in the assertion of claims, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists in the future where the outcomes of such claims are unfavorable. We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on our business.

We also maintain worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions in accordance with industry standards. We believe that our insurance coverage is appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

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

Imposition of sanctions associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition and results of operations. The Company cannot guarantee that its arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse affect on our business, financial condition and results of operations.

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

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005, or the DRA, amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 19 states, including California, and the District of Columbia have some form of a state false claims acts.

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

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payer source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state.

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

Some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payer source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.

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

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties, including: (1) civil money penalties of $100 per incident, up to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years.

Many states  also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators but some may afford private rights of action to individuals who believe their personal information has been misused.

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

Some of the relevant laws, regulations, and agency interpretations in the State of California have been subject to limited judicial and regulatory interpretation. Moreover, state law are subject to change and regulatory authorities and other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this occurred, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements.

Deficit Reduction Act of 2005

Among other mandates, the Deficit Reduction Act of 2005, or the DRA, created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from any one state. However, we may likely be required to comply in the future as our Medicaid billings increase, but we cannot predict when that will occur. We also cannot predict what new state statutes or enforcement efforts may emerge from the DRA and what impact they may have on our operations.

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

U.S. Sentencing Guidelines

The U.S. Sentencing Guidelines are used by federal judges in determining sentences in federal criminal cases. The guidelines are advisory, not mandatory. With respect to corporations, the guidelines state that having an effective ethics and compliance program may be a relevant mitigating factor in determining sentencing. To comply with the guidelines, the compliance program must be reasonably designed, implemented, and enforced such that it is generally effective in preventing and detecting criminal conduct. The guidelines also state that a corporation should take certain steps such as periodic monitoring and appropriately responding to detected criminal conduct. We have yet to develop a formal ethics and compliance program.

Licensing, Certification, Accreditation and Related Laws and Guidelines

Clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since the Company performs services at hospitals and other types of healthcare facilities, it may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission on Accreditation of Health Care Organizations. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

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

Employees

As of April 15, 2010, we had 4 full-time employees. None of our full-time employees is a member of a labor union, and we have never experienced a work stoppage.

ITEM 1A.          RISK FACTORS

RISK FACTORS

If any of the following risks occur, our business, financial condition or results of operations could be materially harmed. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations or financial condition. You should consider carefully the following factors, in addition to the other information concerning the Company and its business, before purchasing the Securities being offered.

Notice and Risks Relating to Forward-Looking Statements

This report contains forward-looking statements, which reflect management's current view with respect to future events and the Company's performance. Such forward-looking statements include statements with respect to the development of the Company’s business, the commencement of revenue, market size and acceptance for the Company's products and services and the Company's future revenues and earnings, marketing and sales strategies, business operations and the prospects and possible terms of future debt and equity financings for the Company. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, acceptance of the Company's products and services, ability to compete with existing and new products and services, the ability to price our products and services competitively, our ability to attract additional capital, the establishment of an effective marketing plan, and the other risks identified herein. Due to such uncertainties and the risk factors set forth herein, you are cautioned not to place undue reliance upon such forward-looking statements.

Risk Relating to Our Business

The Company has a limited operating history that makes it difficult to reliably predict future growth and operating results.

Apollo Medical, the predecessor to our operating subsidiary was incorporated on October 18, 2006, and served initially as the management company for two affiliated medical groups, AMH and AMA. Accordingly, we have a limited operating history upon which you can evaluate its business prospects, which makes it difficult to forecast Apollo’s future operating results. The evolving nature of the current medical services industry increases these uncertainties.  You must consider the Company’s business prospects in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories.   Our ability to predict growth at any time in the future may be limited.

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

The growth strategy of the Company may not prove viable and expected growth and value may not be realized.

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

The success of the Company’s growth strategy depends on the successful identification, completion and integration of acquisitions.

The Company’s future success will depend on the ability to identify, complete, and integrate the acquired businesses with its existing operations. The growth strategy will result in additional demands on our infrastructure, and will place further strain on limited management, administrative, operational, financial and technical resources. Acquisitions involve numerous risks, including, but not limited to:

•	the possibility that we will not able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, if at all;
•	possible decreases in capital resources or dilution to existing stockholders;
•	difficulties and expenses incurred in connection with an acquisition;
•	the diversion of management’s attention from other business concerns;
•	the difficulties of managing an acquired business;
•	the potential loss of key employees and customers of an acquired business;
•
in the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired entity or write-off the value of some or all of the assets of the acquisition.

Our future growth could be harmed if we lose the services of certain key personnel.

The Company’s success depends upon the services of a number of key employees, specifically Warren Hosseinion, M.D. and Adrian Vazquez, M.D., and will depend upon certain other additional key employees. We plan to enter into employment agreements with, and acquire key man life insurance for, Drs. Hosseinion and Vazquez and other key executives hired in the future. The loss of the services of one or more of these key employees could harm our business. The Company’s success also depends upon its ability to attract highly skilled new employees. Competition for such employees is intense in the industries and geographic areas in which we operate. We may rely on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Recently proposed accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. If the Company is unable to compete successfully for key employees, its results of operations, financial condition, business and prospects could be adversely affected.

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

We may be unable to scale our operations successfully.

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

We may be unable to integrate new business entities and manage our growth.

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

The Company’s success depends upon the ability to adapt to a changing market and continued development of additional services.

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

Regulatory authorities or other persons could assert that current or future relationships with any acquired companies fail to comply with the anti-kickback law which could adversely affect our business operations.

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

The Company’s business may expose it to potential litigation. While we intend to take precautions we deem appropriate, there can be no assurance that we will be able to avoid significant liability or litigation exposure. Service liability insurance is expensive and it may not be available. There can be no assurance that we will be able to obtain such insurance on acceptable terms, if at all, or that we will be able to secure increased coverage or that any insurance policy will provide adequate protection against successful claims, if at all. A successful claim brought against the Company in excess of its insurance coverage would have a material adverse effect upon our results of operations and financial condition.

Compliance with changing regulation of corporate governance and public disclosure, once the Company is subject to such requirements, will result in significant additional expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure for public companies, including the Sarbanes-Oxley Act of 2002 and various rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), are creating uncertainty for public companies.   Following the completion of the transaction with the Acquisition Candidate, the Company's management will need to invest significant time and financial resources to comply with both existing and evolving requirements for public companies, which will lead, among other things, to significantly increased general and administrative expenses and a certain diversion of management time and attention from revenue generating activities to compliance activities.

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

The SEC has adopted Rule 3a51-1 of the Securities and Exchange Act of 1943, as amended, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, among other things:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters is located at 450 North Brand Boulevard, Suite 600, Glendale, California. The lease on our present administrative offices expires on December 31, 2010. We believe our present facilities are adequate to meet our current and projected needs.

ITEM 3.      LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock was approved for listing on the OTC Bulletin Board, under the symbol “AMEH,” on July 13, 2008. The following table sets forth, for the fiscal quarters indicated, high and low sale prices for the common stock on the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. (NASD). The information below reflects inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.   There was little trading in our common stock during the period(s) reflected. As of April 15, 2010, the Company had 27,424,661 common shares outstanding, of which  3,737,185 were free trading.

	High	Low
Fiscal Year ended January 31, 2009
July 13, 2008 – July 31, 2008	$0.0001	$0.0001
Third Quarter	4.25	0.0001
Fourth Quarter	4.24	0.51

Fiscal Year ended January 31, 2010
First Quarter	$1.70	$0.25
Second Quarter	0.20	0.01
Third Quarter	0.10	0.01
Fourth Quarter	0.13	0.05

Stockholders

As of April 15, 2010, as reported by the Company’s stock transfer agent, there were 324 holders of record of our common stock.

Dividends

To date, we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Stock Option Grants

For the twelve months ended January 31, 2010, we granted no stock options.

Equity Compensation Plan Information

The following table provides information, as of January 31, 2010, with respect to all of our compensation plans under which equity securities are authorized for issuance :

Number of securities
remaining available
	Number of securities		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	–	–	–

Equity compensation plans not approved by stockholders (1)	815,554	$0.22	1,760,000

(1) The amounts reported include: (i) 250,000 shares of common stock issued to A. Noel DeWinter, the Company’s Chief Financial Officer, pursuant to an employment agreement with the Company, dated September 10, 2008; (ii) a stock award of 400,000 shares to Kaneohe (Kyle Francis) of which 50,000 shares were issued under a consulting contract signed October 22, 2008, and 350,000 shares issued under a contract dated March 15, 2009;  (iii) up to 400,000 shares of common stock issuable to Suresh Nihalani under a director agreement with the Company, dated as October 27, 2008. The shares  issuable to Mr. Nihalani will vest ratably over a thirty-six month period commencing December 2008.  As of January 31, 2010, 155,554 shares had been issued under the director agreement, and 244,446 shares remained unissued; and (iv) 10,000 shares granted to an employee.

The Company has previously made the following grants of common stock pursuant to compensation plans, none of which were approved by the stockholders:  (i) 250,000 shares of common stock were issued to A. Noel DeWinter, the Company’s Chief Financial Officer, pursuant to an employment agreement with the Company, dated September 10, 2008; (ii) a stock award of 400,000 shares was made to Kaneohe (Kyle Francis) of which 50,000 shares were issued under a consulting contract dated October 22, 2008, and 350,000 shares issued under a contract dated March 15, 2009;  (iii) the Board of Directors approved a grant of  up to 400,000 shares of common stock to Suresh Nihalani under a Director Agreement with the Company, dated as October 27, 2008. The ownership of the shares vests ratably over a thirty-six month period commencing December 2008.  As of January 31, 2010, 155,554 shares had vested under the director agreement, and 244,446 shares remained unvested, and (iv) 10,000 shares were granted to an employee.

As of January 31, 2010, there were no other equity compensation plans under which equity securities were authorized for issuance.   On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that own, in the aggregate, approximately 70% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings Inc., 2010 Equity Incentive Plan.  Subject to the adjustment provisions of the 2010 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the 2010 Plan.  As of the date of this Report, no grants have been made under the 2010 Equity Incentive Plan.

Recent Sales of Unregistered Securities

We have issued and sold securities of the Company as disclosed below within the last three years. Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated there under, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Securities Act of 1933 (as amended, the “ Act ”):

During the period from February 1, 2008 through July 31, 2008, we sold a total of 670,000 shares of our common stock to investors for aggregate proceeds of $335,000, at a per share price of $0.50.  As part of this issuance, we granted 167,500 warrants to purchase shares of our common stock to such investors.

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

Direct Costs of Services

Direct Costs include the direct salaries and contract payments to physicians employed by the Company that serve as hospitalists, all employment related taxes, medical and disability insurance costs, premiums for malpractice insurance provided to these physicians,  and  costs associated with establishing physician privileges.

Management Fees

AMH is charged, and pays, a monthly management fee to AMM. The fee is calculated on a percentage of AMH’s gross revenue that AMH receives for the performance of medical services by AMH. The monthly percentage is established based upon the requirements of AMM. The Management Services Agreement was modified on March 20, 2009 to allow for an adjustment in monthly management fees as needed to cover costs incurred by AMM.  These fees are eliminated in consolidation.

FISCAL YEAR ENDED JANUARY 31, 2010 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2009

Net revenue was $2,441,452 for the twelve months ended January 2010, compared to revenues of $1,057,354 for the comparable twelve months ended January 2009. The Company increased the number of contracts hospitals and independent physician associations to 17 at the end of January 2010. Revenues in fiscal 2010 are comprised of a full twelve months of billings for medical services provided. In fiscal 2009, ended January 31, 2009, the Company only reported management fees charged to its affiliate, AMH, prior to the execution of the Management Services Agreement on August 1, 2008. Subsequent to August 1, 2008, revenues represent the billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals.  Consequently, net  revenues in fiscal year 2009 include $1,037,559 for the last six months of medical services and two prior quarters of management service fee income totaling $19,795 reported by AMM. Management fee revenues have been eliminated subsequent to August 1, 2008.

Physician practice salaries, benefits and other expenses totaled $1,813,994 for the twelve months ended January 2010, compared to $1,046,103 for the corresponding twelve months ended January 2009. Cost of Services were 74% of net revenues for  the twelve months ended January 2010, down from 99% of revenues for the comparable twelve month period ended January 2009.  Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges.  For the year ended January 2009, Cost of Services included all physician service related costs from August 1, 2008 for the last half of the fiscal year and $34,237 of costs recorded by AMM prior to the execution of the Management Agreement on August 1, 2008.

General and administrative expenses decreased $132,968, or 16%, to $694,319, at 28% of net revenue, for the twelve months ended January 2010, as compared to of $827,287, at 78% of net revenue, for the twelve months ended January 2009. The decrease in General and Administrative costs was due primarily to absence of transaction expenses $278,348 related to the Siclone Merger in 2009. This reduction in expenses was partially offset by higher public-company expenses and costs related to the continuing growth of our operations. In addition, the Company recorded bad debt expense of $110,976 in the year ended January 2010 for slow paying health care providers.

Depreciation and amortization expense was $35,704 and $19,780 for the twelve months ended January 31, 2010 and 2009, respectively.

The Company reported a Loss from Operations of $102,515 for the twelve months ended January 31, 2010, compared to a Loss from Operations of $835,815 in the fiscal year ended January 31, 2009.  The decrease in the Loss from Operations was due to the increased contribution from the growth in revenues, coupled with the decrease in General and Administrative expenses.

Interest expense and financing costs were $93,066 for the twelve months ended January 31, 2010,  compared to interest and financing expenses of $55,200 for the twelve  months ended January 31, 2009.  Interest expense in 2010 included $36,458 of interest expense related to our 10% Senior Subordinated Callable Convertible Notes.  Financing fees included a commission of $10,938, a one-time $25,000 financing fee paid to the placement agent on this transaction, and $4,000 for 100,000 shares granted to the agent at closing.

The Company reported a net loss of $196,080 for the twelve months ended January 31, 2010, favorable by  $697,735 to the net loss of $891,815 reported for the twelve months ended January 31, 2009.  The reduction in net loss was primarily due to the higher revenues, reduction of Physician practice salaries, benefits and other expenses as a percentage of revenue, and the decrease in General and Administrative costs in 2010 from 2009.

Liquidity and Capital Resources

           At January 31, 2010, the Company had cash and cash equivalents of $665,737, compared to cash and cash equivalents of $84,161 at the beginning of the fiscal year at January 31, 2009. The cash balance at January 31, 2010  included $650,160 in a money market brokerage account.   The Company had no short-term borrowings  at January 31, 2010, compared to $74,782 as of January 31, 2009.  Long-term borrowings totaled $1,247,582 as of January 31, 2010, compared to long-term borrowings of $231,218 on January 31, 2009.

           Net cash used in operating activities totaled $338,141 in the twelve months ended January 31, 2010, compared to net cash used in operations of $645,582 in the comparable twelvemonths ended January 31, 2009.  The significantly smaller operating loss in 2010 was primarily responsible for the improvement in the operating cash flow.

           Net cash used in operating activities for the twelve months of 2010 of $338,141 was comprised of a net loss of $196,080 for the twelve month period. Adjustments for non-cash charges which include depreciation, bad debt expense, the value of shares issued  and shares issued and the amortization of warrant discount, totaled $338,239. In addition, net changes in operating assets and liabilities, primarily an increase in outstanding receivables, used cash of $480,300.

          We did not spend any cash for investing activities in the fiscal year ended January 31, 2010 and 2009.  The $19,295 reported for the twelve months ended January 2009, represents the cash balance at AMH as of July 31, 2008 which was consolidated into AMM on the execution of the Management Services Fee Agreement as of August 1, 2008.

          For the twelve months ended January 31, 2010, net cash provided from financing activities totaled $919,717, compared to $656,098 provided by financing activities for the same period in 2009.  During fiscal 2010, the Company completed the private placement with Syndicated Capital which provided proceeds of $1,250,000.  Concurrent with the receipt of these proceeds, the Company retired the business loan with Wells Fargo Bank of $ 198,000 on October 27, 2009, and the related party convertible note in the amount of $75,000 on October 22, 2009.  Three convertible notes, two of which were  payable to related parties aggregating to $33,000, were fully paid off in late December 2009.

          In  fiscal 2009, the Company issued 670,000 shares for $335,000 and borrowed $70,000 from a party related to the CEO of the Company.  In addition, the Company, recorded the $198,000 balance on the Wells Fargo Business Loan, on the  consolidation of AMH on August 1, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended January 31, 2010 are included in this annual report, beginning on page F-1.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at January 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective, at a reasonable assurance level, in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.  For a discussion of the reasons on which this conclusion was based, see “Management’s Annual Report on Internal Control over Financial Reporting” below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of January 31, 2010.

A material weakness is a significant control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of significant control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses in our disclosure controls and procedures, and internal controls over financial reporting:

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

Based on the foregoing materials weaknesses, we have determined that, as of January 31, 2010,  the effectiveness of our controls and procedures over financial accounting and reporting are insufficient.  The Company is taking steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended January 31, 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Warren Hosseinion, M.D.	38	Chief Executive Officer, Director
Adrian Vazquez, M.D.	40	President and Chairman of the Board
A. Noel DeWinter	71	Chief Financial Officer
Suresh Nihalani	57	Director

Warren Hosseinion, M.D. Dr. Hosseinion has served as the Company’s Chief Executive Officer (“CEO”) since July 2008, and prior to that he served as the CEO of ApolloMed Hospitalists beginning in 2001.   Dr. Hosseinion received his medical degree from Georgetown University and is a Diplomate of the American Board of Internal Medicine.

Adrian Vazquez, M.D. Dr. Vazquez has served as the Company’s President and Chairman of the Board since 2008.  Dr. Vazquez co-founded ApolloMed Hospitalists in 2001, and he has served as President and Chairman of AMH since June 2001. Dr. Vazquez received his medical degree from the University of California, Irvine and is a Diplomate of the American Board of Internal Medicine.

A.  Noel DeWinter. Mr. DeWinter has served as the Chief Financial Officer (“CFO”) since joining the Company in August 2008. Prior to joining the Company, Mr. DeWinter served as Chief Financial Officer of Bridgetech Holdings International, Inc. (“Bridgetech”), from March 2007 through September  2007.  Prior to that,  Mr. DeWinter served as CFO of Retail Pilot, Inc., an affiliate of Bridgetech, since March 2005. Mr. DeWinter holds a BA in Economics from Carleton College and an MBA from the Wharton School at the University of Pennsylvania.

Suresh Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. Prior to Nevis Networks, he co-founded Accelerated Networks and ACT Networks. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology.

Family Relationships

There are no family relationships among the directors and executive offices identified in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities (“10% stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors, and 10% stockholders also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations provided by our officers, directors and 10% stockholders,  Warren Hosseinion, M.D., Adrian Vazquez, M.D. A. Noel DeWinter and Suresh Nihalani have not yet filed their Initial Statements of Beneficial Ownership on Form 3, and Messers DeWinter and Nihalani have not met their filing requirements under Section 16(a) with respect to the equity compensation grants made to them as described under Item 11, Executive Compensation.

Code of Ethics

The Company has not yet adopted a code of ethics, in part because we recently commenced business operations and have a limited number of employees.  As the Company grows its business, and hires additional employees, we expect to adopt a code of ethics applicable to the conduct of our employees.

Committees of the Board of Directors

Our common stock is currently quoted on the OTC Bulletin Board electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating or Compensation committee. As of January 31, 2010, our Board of Directors did not maintain an Audit Committee, Nominating Committee or Compensation Committee. The entire Board of Directors is acting as the Company’s audit committee, and the Board of Directors has determined that no current director is an “audit committee financial engineer” as defined by item 407 of Regulation [5-12].

ITEM 11.     EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to the our executive officers for the fiscal years ended January 31, 2010 and 2009, respectively:

Summary Compensation Table

							Non-Qualified
Name and						Non-Equity	Deferred
Principal Position	Year	Salary	Bonus	Stock Awards(3)	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total

Warren Hosseinion, M. D.	2010	$353,285	0	0	0	0	0	0	$353,285
Chief Executive Officer(1)	2009	$239,830	0	0	0	0	0	0	$239,830
	2008	$0	0	0	0	0	0	0	$0

Adrian Vazquez, M.D.	2010	$361,097	0	0	0	0	0	0	$361,097
President and Chairman(1)	2009	$256,720	0	0	0	0	0	0	$256,720
	2008	$0	0	0	0	0	0	0

A. Noel DeWinter	2009	$85,000	0	0	0	0	0	0	$85,000
Chief Financial Officer (2)	2008	$33,500	0	67,500	0	0	0	0	$101,000
	2008	$0	0	0		0	0	0

(1)  The reported compensation for Dr. Hosseinion and Dr. Vazquez is a fixed annual amount and is generated from patient care activities. [to be discussed with Alison]

(2)  Mr. DeWinter joined the Company on August 1, 2008.

(3)  The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards at Fiscal Year-End
 As discussed above, Mr. DeWinter was granted a stock award of 250,000 shares in September 2008.  Such shares were fully vested at the time of grant.  There were no other equity awards outstanding for the named executive officers for the fiscal year ended January 31, 2010.

On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that own, in the aggregate, approximately 70% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings Inc., 2010 Equity Incentive Plan.  Subject to the adjustment provisions of the 2010 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the 2010 Plan.  As of the date of this Report, no grants have been made under the 2010 Equity Incentive Plan.

Director Compensation

On October 27, 2008, we entered into a Director Agreement with Suresh Nihalani.  Under the agreement, Mr. Nihalani has the right to receive up to 400,000 shares of common stock, issued ratably over a 36 month period commencing December 2008 so long as Mr. Nihalani continues to serve as a director. As of January 31, 2010, 155,554 shares had been issued pursuant to the agreement. Mr. Nihalani also receives $1,000 for each meeting of the Board of Directors and $1,200 per day for any time Mr. Nihalani is required to travel out-of-town on behalf of the Company.   All of our remaining directors are named executed officers whose compensation is fully reflected in the Summary Compensation Table.  None of our remaining directors received any compensation solely for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Suresh Nihalani	$2,000	$8,045	0	0	0	0	$10,045

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the year of grant.  [See Reg S-K, Item 402(r)(2)(iii)]

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 15, 2010, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.  As of April 15, 2010, there were 27,424,661 shares of the Company’s common stock issued and outstanding, of which  3,737,185 are free trading shares and 23,687,476 are restricted shares.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)
Certain Beneficial Owners:
	-	-

Directors/Named Executive Officers:
Warren Hosseinion, M.D.	9,123,387	33.3%
Adrian Vazquez, M.D	9,123,387	33.3%
A. Noel DeWinter	250,000	—
Suresh Nihalani	155,554	—
All Named Executive Officers and Directors as a group (4 persons)	18,652,328	66.6%

 (1) Unless otherwise indicated, the business address of each person listed is c/o Apollo Medical Holdings, Inc., 450 N. Brand Blvd., Suite 600, Glendale, California 91203.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of April 15, 2010. AMH is 100% owned by Dr Hosseinion and Dr. Vazquez. Dr. Hosseinion and Dr. Vazquez are officers and Directors of Apollo.
(3)  The percentages are calculated based on the actual number of shares issued and outstanding as of April 15, 2010, which is 27,424,661

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the twelve months ended January 31, 2010 and 2009, the Company generated revenue of $395,135 and $90,500, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

The Company borrowed $70,000 on a short-term promissory note in the quarter ended July 2008 from a related party of the Chief Executive officer of the Company.   The $70,000 note was due and payable in full no later than October 1, 2008, carries no interest rate, and the Company was obligated to pay an origination fee of $5,000 at the time of payoff.  The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension.  Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at 8% and the note was convertible into 214,285 shares of common stock.  The Company paid the note off in full, with accrued interest, on October 22, 2009.

In addition, during the fourth quarter of 2009, we issued convertible notes in amounts aggregating to $23,000 to two relatives of Warren Hosseinion, the Company’s Chief Executive Officer. These were paid off in full plus accrued interest on December 28, 2009.

Director Independence

Our common stock is quoted on the OTC Bulletin Board electronic trading platform, which does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for director independence under the NASDAQ stock market’s listing standards, which defines an independent director as “a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board.  Based on the foregoing standards, we have determined that Suresh Nihalani is our only “independent” director.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by Kabani and Company to us for the fiscal years ended January 31, 2010 and January 31, 2009 were as follows:

	Fiscal Year Ended 1/31/2010	Fiscal Year Ended 1/31/2009
Audit fees	$35,000	$27,000
Audit-related fees	-	-
Tax fees(1)	$-	-
All other fees	-	-
Total	$35,000	$35,000

(1) Tax Returns for the Company were completed by a local CPA firm. The Company paid $1,200 to such firm for 2010 and $3,000 for 2009.

Notes:
(A) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2009 and 2010 fiscal years.

(B) Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(C) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2010, beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

Number	Exhibit
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10 filed on April 19, 1999, and incorporated herein by reference).
3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
3.3	Bylaws (filed as an exhibit to Registration Statement on Form 10 filed on April 19, 1999, and incorporated herein by reference).
4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009. *
4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock. *
10.1	Employment Agreement with A. Noel DeWinter (filed as an exhibit to Current Report on Form 8-K filed on September 11, 2008, and incorporated herein by reference).

10.2
Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Quarterly Report on Form 10-Q on December 22, 2008, and incorporated herein by reference).

10.3	Director Agreement, dated October 27, 2008, between the Company and Suresh Nihalani. *

10.4
Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K on May 18, 2009, and incorporated herein by reference).

10.5	2010 Equity Compensation Plan (filed as an exhibit to Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).

23.1	Consent of Kabani and Company. *
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: May 14, 2010	By:	WARREN HOSSEINION, M.D
Warren Hosseinion, M.D., Chief Executive Officer

Pursuant to the requirements of  the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ WARREN HOSSEINION, M.D.	Chief Executive Officer,	May 14, 2010
Warren Hosseinion, M.D.

/S/ ADRIAN VAZQUEZ, M.D.	President and Chairman of the Board	May 14, 2010
Adrian Vazquez, M.D.

/S/ A. NOEL DeWinter	Chief Financial Officer	May 14, 2010
A. Noel DeWinter

FINANCIAL STATEMENTS - TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Apollo Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc as of January 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,241,031 as of January 31, 2010, working capital of $1,075,499 and cash flows used in operating activities of $338,141. This factor, as discussed in Note 3 to the financial statements raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matter are also described in Note 3. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California
May 14, 2010

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEAR ENDED JANUARY 31, 2010 AND 2009

	January 31,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$665,737	$84,161
Accounts receivable, net	457,517	255,665
Receivable from officers	23,483	-
Due from affiliate	2,850	2,050
Prepaid expenses	30,165	25,025
Total current assets	1,179,751	366,902

Prepaid financing cost	114,063	-
Property and equipment - net	11,627	47,330

TOTAL ASSETS	$1,305,441	$414,232

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$104,252	$349,141
Convertible notes	-	10,000
Convertible notes payable-related party	-	23,000
Current portion of line of credit	-	41,782
Total current liabilities	104,252	423,923

Line of credit	-	156,218
Convertible Notes	1,247,582	-
Convertible notes payable-related party	-	75,000
Total liabilities	1,351,834	655,141

Commitments and contingency	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 27,041,328 and 25,870,220 shares issued and outstanding as on January 31, 2010 and 2009, respectively	27,041	25,870
Additional paid-in-capital	939,483	550,058
Accumulated deficit	(1,241,031)	(1,044,951)
Total	(274,507)	(469,024)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(46,393)	(240,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,305,441	$414,232

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2010 AND 2009

	For the years ended
	January 31,
	2010	2009

REVENUES	$2,441,452	$1,057,354
COST OF SERVICES	1,813,944	1,046,103
GROSS REVENUE	627,508	11,251

Operating expenses:
General and administrative	694,319	827,287
Depreciation	35,704	19,780
Total operating expenses	730,023	847,067

LOSS FROM OPERATIONS	(102,515)	(835,816)

OTHER EXPENSES:
Interest expense	53,128	8,950
Financing cost	39,938	46,250
Other expense	(300)	-
Total other expenses	92,766	55,200

LOSS BEFORE INCOME TAXES	(195,280)	(891,015)

Provision for income tax	800	800

NET LOSS	$(196,080)	$(891,815)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	26,491,052	24,007,988

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.04)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JANUARY 31, 2010 AND 2009

	Common Stock			Non-controlling	(Accumulated	Stockholder's
	Shares	Amount	APIC	Interest	Deficit)	Equity (Deficit)
Balance at January 31, 2008	20,933,490	$20,933	$161,067	$-	$(153,136)	$28,864
Issuance of shares by AMM	-	-	335,000	-	-	335,000
Recapitalization due to reverse acquisition	4,606,932	4,607	(35,206)	-	-	(30,599)
Shares issued for finance charge	50,000	50	13,450	-	-	13,500
Shares issued for service	279,798	280	75,266	-	-	75,546
Non-controlling Interest	-	-	-	228,115	-	228,115
Issuance of warrants	-	-	481	-	-	481
Net Loss	-	-	-	-	(891,815)	(891,815)
Balance at January 31, 2009	25,870,220	25,870	550,058	228,115	(1,044,951)	(240,909)
Shares issued for service	804,443	804	183,139	-	-	183,943
Shares issued for financing cost	100,000	100	3,900	-	-	4,000
Shares issued for convertible notes payable	266,665	267	199,733	-	-	200,000
Unamortized warrant discount	-	-	2,653	-	-	2,653
Net Loss	-	-	-	-	(196,080)	(196,080)
Balance at January 31, 2010	27,041,328	$27,041	$939,483	$228,115	$(1,241,031)	$(46,393)

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2010 AND 2009

	Years ended January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,080)	$(891,815)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	35,703	19,780
Bad debt expense	114,358	22,963
Issuance of shares for services	183,944	75,545
Shares issued as finance charge	4,000	13,500
Amortization of debt discount	235	481
Changes in assets and liabilities:
Accounts receivable	(316,208)	25,183
Prepaid financing cost	(114,063)	-
Prepaid expenses	(5,140)	(9,306)
Accounts payable and accrued liabilities	(44,889)	108,087
Net cash used in operating activities	(338,141)	(635,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	19,295

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of line of credit	(198,000)	-
Proceeds from notes payable	-	250,000
Payments of notes payable	-	(250,000)
Due from related parties	(24,283)	13,098
Proceeds from/(payment to) related parties	(98,000)	98,000
Proceeds from/(payment to) convertible notes	1,240,000	210,000
Proceeds from issuance of common stock for cash	-	335,000
Net cash provided by financing activities	919,717	656,097

NET INCREASE IN CASH & CASH EQUIVALENTS	581,576	39,809

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	84,161	44,352

CASH & CASH EQUIVALENTS, ENDING BALANCE	$665,737	$84,161

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$53,128	$7,960
Taxes paid during the year	$1,600	$-

NON-CASH SUPPLEMENTAL DISCLOSURE

Conversion of convertible notes payable to equity	$200,000	$-

Convertible note payable due and classified in accrued liabilities	$-	$200,000

Addition to assets through acquisition	$-	$403,976

Assumption of liabilities through acquisition	$-	$(195,155)

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

The acquisition of Apollo Medical was accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of Apollo Medical obtained control of the consolidated entity. Accordingly, the reorganization of the two companies is recorded as a recapitalization of Apollo Medical, with Apollo Medical being treated as the continuing operating entity. The historical financial statements presented herein were those of Apollo Medical. The continuing entity retained January 31 as its fiscal year end. The statements of the legal acquirer were not significant; therefore, no pro forma financial information is submitted.

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

Basis of Consolidation

The accompanying statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008. Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany balances and transactions have been eliminated in consolidation

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Concentrations

During the twelve month period ended January 31, 2010, the Company had three major customers, which contributed 28%, 13% and 11% of revenue. As of January 31, 2010, the total receivables from these customers amounted to $159,348, $75,145 and $65,250, respectively.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements. In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing,” now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing,” new authoritative accounting guidance amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Stock-based compensation

On October 17, 2006 the Company adopted SFAS No. 123R (ASC 718),, “Share-Based Payment, an Amendment of FASB Statement No. 123.” As of the date of this report the Company has no stock based incentive plan in effect.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260),, “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Cash and Cash Equivalents and Concentration of Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents at January 31, 2010, include cash in bank representing the Company’s current operating account and $650,160 in a brokerage money market account, representing the net proceeds of the private placement completed in
October 2009.

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

Income Taxes

The Company utilizes SFAS No. 109 (ASC 740), “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $1,241,031 as of January 31, 2010. Net Cash Flow used by Operating Activities for the twelve months ended January 31, 2010 was $338,141.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the private placement provide funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives.

4.  Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of January 31, 2010, Accounts Receivable totals $457,517, net of a provision for bad debt expense of $110,976, and represents amounts invoiced by AMH. Accounts Receivable was $255,665, net of the provision for bad debt expense of $11,465, on January 31, 2009.

5.  Other Receivables

Other receivables total $23,483 and represent amounts due the Company from two officers.

6.  Due from affiliate

Due from affiliate totals $2,850 and $2,050 as of January 31, 2010 and January 31, 2009, respectively, and represents amounts due from AMA, an unconsolidated Affiliate of the Company.

7.  Prepaid Expenses

Prepaid Expenses of $30,165 and $25,025 as of January 31, 2010 and January 31, 2009, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

8.  Prepaid financing cost

Unamortized financing cost of $114,063 as of January 31, 2010 represents the unamortized financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013, $125,000 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11). There was no Prepaid commission as of January 31, 2009.

9. Property and Equipment

Property and Equipment consists of the following as of :

	January 31, 2010	January 31, 2009

Computers	$13,912	$13,912
Software	138,443	138,443
Machinery and equipment	50,815	50,815
Gross Property and Equipment	203,170	203,170
Less accumulated depreciation	(191,543)	(155,840)
Net Property and Equipment	$11,627	$47,330

Depreciation expense was $35,704 and $19,780 for the twelve month periods ended January 31, 2010 and 2009, respectively.

10.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	31-Jan-10	31-Jan-09
Accounts payable	$32,460	$30,599
D&O insurance payable	8,210	-
Accrued interest		507
Accrued professional fees	22,141	20,267
Accrued payroll and income taxes	41,441	13,768
Accrued shares to be issued for note conversion	-	200,000
Accrued shares issued for services	-	84,000
Total	$104,252	$349,141

11.  Long-term Debt

The Company’s long-term debt consisted of the following at January 31, 2010 and January 31, 2009

	January 31, 2010	January 31, 2009
Senior Borrowings:
Wells Fargo:
Business Credit Line	—	—
Business Loan	—	$198,000

Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,247,582	—
10% Convertible Notes due December 12, 2009	_	10,000
10% Convertible Notes due December 23, 2009	_	23,000
8% Convertible Notes due March 31, 2009	—	$75,000

Total long-term debt	$1,247,582	$306,000
Less: Current Portion	_	74,782

Total	$1,247,582	$231,218

Senior Borrowings

Wells Fargo Business Credit line
The Company entered into a new line of credit agreement with Wells Fargo Bank replacing a previous line of credit that was converted to an amortizing loan. See “Wells Fargo Business Loan”. Under the terms of the agreement, the Company may borrow up to $70,000 through a revolving credit line at an interest rate of eight percent. The loan is collateralized by all machinery, equipment, furniture, accounts, inventory and general intangibles of AMH and personally guaranteed by the CEO of the Company. As of January 31, 2010, the Company had no borrowings under the Business Credit Line. Interest expense of $667 was recorded for the twelve months ended January 31, 2010.

Wells Fargo Business Loan
On January 5, 2006, the Company entered into a SBA line of credit loan with Wells Fargo Bank. The line of credit provided borrowings up $200,000 and matured on February 10, 2009. The loan is collateralized by all machinery, equipment, furniture, accounts, inventory and general intangibles of AMH and personally guaranteed by the CEO of the Company. The interest rate was the bank’s prime rate plus 2 percentage points.

On February 3, 2009, the outstanding balance of $198,000 was converted into a four year amortizing Business Loan at an interest rate of prime plus 2%. The Business Loan maturity date was extended to February 10, 2013 and all collateral and guarantors remained the same. On October 27, 2009, the Company paid off the outstanding balance of $167,865 in full. As of January 31, 2010, the Company had no borrowings under the Business Loan. Interest expense of $7,834 related to the SBA loan was recorded during the twelve months ended January 31, 2010.

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

The 10% Notes were sold through an Agent in the form of a Unit. Each Unit was comprised of one 10% Senior Subordinated Callable Note with a par value $25,000, and one five-year warrant to purchase 25,000 shares of the Company’s common stock. The purchase price of each Unit was $25,000, resulting in gross proceeds of $1,250,000.

In connection with the placement of the subordinated notes, the Company paid a commission of $125,000 and $25,000 of other direct expenses. The agent also received five-year warrants to purchase up to 250,000 shares of the Common Stock at an initial exercise price of $0.25 per share. The agent also received 100,000 shares of restricted common stock for pre-transaction advisory services and due diligence. The commission of $125,000 paid at closing, is accounted for as prepaid expense and will be amortized over a forty-month period through January 31, 2013, the maturity date of the notes. The $25,000 of other direct expenses were paid at closing and reported as financing costs in the Operating Statement. In addition, financing costs included $4,000 related to the value of the 100,000 shares granted to the Placement Agent. Interest expense of $36,458 was recorded in the year ended January 31, 2010.

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

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on granted date and $2,418 as of January 31, 2010.

In connection with this offering, the Company also issued warrants to purchase 250,000 shares of our common stock to the placement agent which were estimated to have a fair value of $2,200 using the Black-Scholes pricing model and was recorded as unamortized warrant discount on granted date. These warrants have an exercise price of $0.25 per share, are exercisable immediately upon issuance and expire five years after the date of issuance.

10% Convertible Notes due between October 7, 2009 and December 12, 2009
Between October 7, 2008 and December 12, 2008 the Company issued $210,000 of its 10% Convertible Notes with attached Warrants. The notes bear interest at a rate of 10% annually, mature and become due twelve months from the date of issuance ranging from October 7, 2009 and December 12, 2009. The conversion rate is 1,333.333 shares of the Company’s common stock per $1,000 principal amount of the Notes . As of January 31, 2009, the Company received notices to convert $200,000 of notes into shares of the Company’s common stock. The remaining balance of $10,000 was paid in full, with interest, on December 28, 2009.

The Company recorded interest expense of $912 in the year ended January 31, 2010, and $137 for the twelve months ended January 31, 2009, related to these Convertible Notes.

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

10% Convertible Notes due December 25, 2009
On December 25, 2008, the Company issued $23,000 of its 10% Convertible Notes and Warrants to relatives of the CEO of the Company. The notes bear interest at a rate of 10% annually. The Notes mature and become due twelve months from the date of issuance and are due on December 25, 2009. The conversion rate is 1,333.333 shares of the Company’s common stock per $1,000 principal amount of the Notes (Subject to certain events). These notes were paid off in full with interest on December 28, 2009.

The Company recorded interest expense of $2,098 and zero for the twelve months ended January 31, 2010 and January 31, 2009, respectively.

Each Note Holder also received 666.67 Warrants per $1,000 principal amount of the Notes purchased. These Warrants are exercisable into shares of Common Stock at an initial exercise price of $1.50. The Warrants have a three-year term and expire on December 25, 2011.These warrants were estimated to have a fair value of $68 using the Black-Scholes pricing model.

8% Convertible Notes due December 25, 2009
On July 28, 2008, the Company issued $70,000 in the form of a notes payable to a relative of the CEO of the Company. The Note carried no interest rate and the Company agreed to pay a $5,000 origination fee to be paid at the time of pay off. The maturity date on this Note was October 1, 2008. The note was extended by verbal agreement on its expiration date with no change in terms. On January 24, 2009, the Company formalized the note extension with the note holder. Under the terms of the new note, the $5,000 origination fee was added to the note, the due date was extended to March 31, 2011, the interest rate was set at eight 8% and the note is initially convertible into 214,285 shares of common stock. The Company paid the note in full, with accumulated interest, on October 22, 2009. The Company recorded interest expense of $4,323 and $99 for the twelve months ended January 31, 2010 and January 31, 2009, respectively.

The following table represents the principal repayments of all the outstanding debt as of January 31, 2010:

Year ending January 31,

2011	$-
2012	-
2013	1,250,000
2014	-
2015	-

12.  Related Party Transactions

During the twelve months ended January 31, 2010 and 2009, the Company generated revenue of $395,135 and $38,750, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

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

Also, during the fourth quarter 2009, the Company issued Convertible Notes in amounts aggregating to $23,000 to two relatives of Warren Hosseinion, the Company’s CEO (Note 11). These two notes were paid in full, with accrued interest, on December 28, 2009.

13  Non-Controlling Interest

The Company recorded AMH owner ship interest in the accompanying financial statements as Non-Controlling Interest of $228,115 at January 31, 2010 and January 31, 2009.

14.  Stockholder’s Equity

The Company issued a total of 1,171,108 common shares in the twelve months ended January 31, 2010, including 266,665 shares in the second quarter ended July 31, 2009,  826,666 in the third quarter ended October 31, 2009, and 77,777 shares in the fourth quarter ended January 31, 2010. The 266,665 shares were issued on May 14, 2009 to nine holders of convertible notes that had exercised their conversion rights. Of the 826,666 shares, 716,666 were issued to officers and directors, 100,000 shares were issued to the Placement Agent for advisory services and 10,000 shares were issued to an employee. The 77,777 shares issued in the fourth quarter were to Suresh Nihalani, a Director of the Company.

During the year ended January 2009, the Company issued a total of 329,798 shares for services and financing arrangements. This total included 268,687 shares for legal, accounting and advisory services, 50,000 shares as a financing fee on a note payable, and 11,111 shares to Suresh Nihalani, under his director agreement.

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani. The Company issued a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares are to be issued ratably over a thirty-six month period commencing December 2008. Mr. Nihalani was issued 11,111 shares  under this agreement in the year ended January 31, 2009 and an additional 144,443 shares in the year ended January 31, 2010.

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

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2009	$—	625,803
Granted	—	1,500,000
Exercised	—	—
Cancelled	—	—

Outstanding at January 31, 2010	$—	2,125,803

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.100	470,470	0.79	470,470	$1.10
$1.500	155,333	1.74	155,333	$1.50
$0.250	1,250,000	4.75	1,250,000	$0.25
$0.250	250,000	4.75	250,000	$0.25

In conjunction with the completion of the private placement on October 16, 2009, as described in Note 12, the Company issued a total of 1,500,000 warrants. Of this amount, 1,250,000 warrants were issued to the holders of the Convertible Notes and 250,000 warrants were granted to the placement agent. The 1,250,000 warrants held by the note holders are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. The 250,000 warrants conveyed to the placement agent also have a five-year term, expire on October 31, 2014, and are exercisable at $0.25 per share.

15. Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis would become the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis will be paid $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2010, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares.

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

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani. The Company will issue a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008. The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director. The distribution of shares will continue as long as Mr. Nihalani serves on the Board, but will cease when Mr. Nihalani is no longer is a Director. Mr. Nihalani was issued 11,111 shares under this agreement in the year ended January 31, 2009 and an additional 144,443 shares in the year ended January 31, 2010.

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

No Subsequent event