Form 10-Q
period 2010-04-30
Apollo Medical Holdings, Inc.
filed 2010-06-18
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-25809

APOLLO MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-8046599
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

450 N. Brand Blvd., Suite 600 Glendale, California 91203
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

As of June 10, 2010, there were 27,424,661 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE  MONTHS ENDED APRIL 30, 2010 AND 2009

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements – Unaudited

	Condensed Consolidated Balance Sheet As of April 30, 2010 and January 31, 2010	3
	Condensed Consolidated Statements of Operations For the Three months ended April 30, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows For the Three months ended April 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Control and Procedures.	18

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of April 30, 2010	As of January 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$504,540	$665,737
Accounts receivable, net	653,672	457,517
Receivable from officers	23,483	23,483
Due from affiliate	3,650	2,850
Prepaid expenses	22,821	30,165
Total current assets	1,208,166	1,179,751

Deferred commission cost	104,687	114,063
Property and equipment - net	13,189	11,627

TOTAL ASSETS	$1,326,042	$1,305,441

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$95,426	$104,252
Total current liabilities	95,426	104,252

Convertible notes, net	1,247,784	1,247,582

Total liabilities	1,343,210	1,351,834

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 27,424,661 and 27,041,328 shares issued and outstanding as on April 30, 2010 and January 31, 2010	27,424	27,041
Additional paid-in-capital	969,166	939,483
Accumulated deficit	(1,241,873)	(1,241,031)
Total	(245,283)	(274,508)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(17,168)	(46,393)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,326,042	$1,305,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2010 AND 2009
(UNAUDITED)

	For the three month periods ended April 30,
	2010	2009

REVENUES	$802,885	$501,183
COST OF SERVICES	674,686	419,554
GROSS REVENUE	128,199	81,629

Operating expenses:
General and administrative	85,192	172,562
Depreciation	3,006	10,338
Total operating expenses	88,198	182,900

PROFIT/(LOSS) FROM OPERATIONS	40,001	(101,272)

OTHER EXPENSES:
Interest expense	31,523	4,849
Financing cost	9,375	-
Other expense	(854)	-
Total other expenses	40,044	4,849

LOSS BEFORE INCOME TAXES	(43)	(106,121)

Provision for income tax	800	800

NET LOSS	$(843)	$(106,921)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	27,229,655	25,870,220

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2010 AND 2009
(UNAUDITED)

	For three month periods ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(843)	$(106,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,006	10,338
Bad debt expense	(60,647)	462
Issuance of shares for services	30,066	-
Shares to be issued for service	-	94,500
Amortization of deferred commission cost	9,376	-
Amortization of debt discount	202	-
Changes in assets and liabilities:
Accounts receivable	(135,510)	(14,045)
Prepaid financing cost	-	7,062
Prepaid expenses	7,344	-
Accounts payable and accrued liabilities	(8,824)	(8,860)
Net cash used in operating activities	(155,830)	(17,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(4,568)	-
Due from related parties	(800)	-
Net cash used in investing	(5,368)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable	-	(7,477)
Net cash used in financing activities	-	(7,477)

NET DECREASE IN CASH & CASH EQUIVALENTS	(161,197)	(24,941)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	665,737	84,161

CASH & CASH EQUIVALENTS, ENDING BALANCE	$504,540	$59,220

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the quarter	$71	$2,582
Taxes paid during the quarter	$1,600	$1,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements.  In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three month period ended April 30, 2010 are not necessarily indicative of future financial results.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the three month periods ended April 30, 2010 and 2009.

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

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive from each billing and properly record revenue. With a wide variety of contract terms and providers, the Company’s revenue is not concentrated or dependent on a specific contract.  No individual contract with our clients provides more than 15 percent of reported revenues.

Recently Issued Accounting Pronouncements

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

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents at April 30, 2010 was  $504,540 and included cash in bank representing the Company’s current operating account and $486,216 in a brokerage money market account.  The $18,324 balance in the Company's operating account is insured by the FDIC.

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

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $1,241,873 as of April 30, 2010. Net Cash Flow used by Operating Activities for the three months ended April 30, 2010 was $155,830.

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

4.  Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of April 30, 2010, Accounts Receivable totals $653,672, net of a provision for bad debt expense of $50,329, and represents amounts invoiced by AMH. Accounts Receivable was $457,517, net of the provision for bad debt expense of $110,976, on January 31, 2010.

5.  Other Receivables

Other receivables total $23,483 and represent amounts due the Company from two officers.

6.  Due from affiliate

Due from affiliate totals $3,650 and $2,850 as of April 30, 2010 and January 31, 2010, respectively, and represents amounts due from AMA, an unconsolidated Affiliate of the Company.

7.  Prepaid Expenses

Prepaid Expenses of $22,821 and $30,165 as of April 30, 2010 and January 31, 2010, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

8.  Deferred Commission Cost

Unamortized financing cost of $104,687 on April 30, 2010 and $114,063 as of January 31, 2010 represent the financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013, $125,000 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. Property and Equipment

Property and Equipment consists of the following as of :

	April 30,2010	January 31, 2010

Website	$4,568	$
Computers	13,912		13,912
Software	138,443		138,443
Machinery and equipment	50,815		50,815
Gross Property and Equipment	207,738		203,170
Less accumulated depreciation	(194,549)		(191,543)
Net Property and Equipment	$13,189		$11,627

Capital expenditures totaled $4,568 at AMM in the quarter ended April 30, 2010 for the development of a Company web site.

Depreciation expense was $3,006 and $10,338 for the three month periods ended April 30, 2010 and 2009, respectively.

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	April 30, 2010	January 31, 2010
Accounts payable	$30,778	$32,460
D&O insurance payable	2,751	8,210
Accrued interest	31,250
Accrued professional fees		22,141
Accrued payroll and income taxes	30,647	41,441
Total	$95,426	$104,252

11.  Long-term Debt

The Company’s long-term debt consisted of the following at April 30, 2010 and January 31, 2010

	April 30,	January 30,
	2010	2010
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,247,784	$1,247,582
Total long-term debt	$1,247,784	$1,247,582
Less: Current Portion	_	_
Total	$1,247,784	$1,247,582

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

In connection with the placement of the subordinated notes, the Company paid a commission of $125,000 and $25,000 of other direct expenses. The agent also received five-year warrants to purchase up to 250,000 shares of the Common Stock at an initial exercise price of $0.25 per share. The agent also received 100,000 shares of restricted common stock for pre-transaction advisory services and due diligence. The commission of $125,000 paid at closing, is accounted for as prepaid financing cost and will be amortized over a forty-month period through January 31, 2013, the maturity date of the notes. The $25,000 of other direct expenses were paid at closing and reported as financing costs in the Operating Statement in the year ended January 31, 2010. In addition, financing costs included $4,000 related to the value of the 100,000 shares granted to the Placement Agent.

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

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on granted date and $2,216 as of April 30, 2010.

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

The Company recorded interest expense of $ 31,250 related to these notes for the three months ended April 30, 2010.  No interest related to these subordinated borrowings was reported for the quarter ended April 30, 2009.

12.  Related Party Transactions

During the four months ended April 30, 2010 and 2009, the Company generated revenue of $105,000 and $56,491, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

13.  Non-Controlling Interest

The Company recorded AMH owner ship interest in the accompanying financial statements as Non-Controlling Interest of $228,115 at April 30, 2010 and January 31, 2010.

14.  Stockholder’s Equity

In the first quarter ended April 30, 2010, the Company issued 383,333 common shares, bringing the total outstanding shares to 27,424,661 at April 30, 2010.  A total of 350,000 shares were issued to Kanehoe Advisors and 33,333 shares were issued to Suresh Nihalani, a director. The total shares of 383,333 were valued at $30,066 based on the fair value of shares at issuance dates.

The Company issued a total of 1,171,108 common shares in the twelve months ended January 31, 2010, including 266,665 shares in the second quarter ended July 31, 2009, 826,666 shares in the third quarter ended October 31, 2009, and 77,777 shares in the fourth quarter ended January 31, 2010. The 266,665 shares were issued on May 14, 2009 to nine holders of convertible notes that had exercised their conversion rights. Of the 826,666 shares, 716,666 were issued to officers and directors, 100,000 shares were issued to the Placement Agent for advisory services and 10,000 shares were issued to an employee. The 77,777 shares issued in the fourth quarter were to Suresh Nihalani, a Director of the Company.

Warrants outstanding:

No warrants were issued by the Company in the quarter ended April 30, 2010.

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2010	$—	2,125,803
Granted	—	-
Exercised	—	—
Cancelled	—	—

Outstanding at April 30, 2010	$—	2,125,803

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.100	470,470	0.54	470,470	$1.10
$1.500	155,333	1.49	155,333	$1.50
$0.250	1,250,000	4.50	1,250,000	$0.25
$0.250	250,000	4.50	250,000	$0.25

15. Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis would become the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis will be paid $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2010, the first anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares (see Note 14).

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani. The Company will issue a stock award of 400,000 shares to Mr. Nihalani, under the terms of the Director’s Agreement, which shares will be issued ratably over a thirty-six month period commencing December 2008. The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director. The distribution of shares will continue as long as Mr. Nihalani serves on the Board, but will cease when Mr. Nihalani is no longer is a Director. Mr. Nihalani was issued 33,333 shares in the quarter just ended on April 30, 2010 (see Note 14)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations and Operating Data

Three Months Ended April 30, 2010 vs. Three Months Ended April 30, 2009

Net revenues for the three months ended April 30, 2010 of $802,885 increased $301,702, or 60 percent, over net revenues of $501,183 reported for the three months ended April 30, 2009. Net revenues are comprised of  net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. Increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Physician practice salaries, benefits and other expenses for the three months ended April 30, 2010 were $674,686, at 84% of net revenues compared to $419,554 for the three months ended April 30, 2009, at 84% of net revenues.  Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. Increase in physician costs were attributable to start-up losses at new hospital contracts and expansions of services at new hospitals in the quarter.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses were $85,192, at 11% of net revenues, for the three months ended April 30, 2010. General and Administrative expenses were $172,562 for the three months ended April 30, 2009, at 34% of net revenues.  In the first quarter of 2010, the Company recorded non-cash compensation expenses of $30,066, related to the issuance of shares for service, compared to $94,500 of such non-cash costs in the first quarter of 2009.  In addition, the Company recorded a favorable write-down of its bad debt reserve of $60,647 compared to $462 increase in bad debt reserve in first quarter of 2009.

Depreciation and amortization expense was $3,006 for the three months ended April 30, 2010, and $10,338 for the comparable three-month period in 2009.

The Company reported a profit from operations of $40,001 for the three months ended April 30, 2010, compared to a loss from operations of $101,272 recorded in the same period of 2009. Net revenues in 2010 continued to benefit from the addition of contracts with hospitals and the hiring of several additional physicians.  In addition, the operating profit in 2010 benefitted from the lower non-cash compensation costs.

Interest expense and amortization of financing costs totaled $40,044 for the three months ended April 30, 2010,  compared to interest and financing costs of $4,849 in the three months ended April 30, 2009. Interest expense and financing costs in 2010 included interest on the subordinated borrowings of $31,523, and the amortization of financing costs of $9,375, related to these notes. Interest expense in the three months ended April 30, 2009 of $4,849 represents interest expense paid on the SBA loan with Wells Fargo Bank, and interest expense accrued at AMM for the related party notes.

Net Loss was $843 for the three months ended April 30, 2010, compared to a net loss of $106,921 for the three months ended April 30, 2009.  The reduction in the net loss was the result of the factors discussed above.

Liquidity and Capital Resources

At April 30, 2010, the Company had cash and cash equivalents of $504,540, compared to cash and cash equivalents of  $665,737 at  January 31, 2010. The cash balance at April 30, 2010 included $486,216 in a money market brokerage account.  There were no short-term borrowings at April 30, 2010 or January 31, 2010.   Long-term borrowings totaled $1,247,784 as of April 30, 2010 and  $1,247,582 on January 31, 2010.

Net cash used in operating activities totaled $155,830 in the three months ended April 30, 2010, compared to net cash used in operations of $17,464 for the comparable three months ended April 30, 2009.  The significantly larger increase in accounts receivable,  primarily related to new contracts  in the first quarter of 2010, was responsible for the decrease in the operating cash flow.

Net cash used in operating activities for the three months ended April 30, 2010 of $155,830 was comprised of a net loss of $843 for the three month period.  Adjustments for non-cash charges which include depreciation, bad debt expense, shares issued for service and amortization of commission cost and debt discount, used $17,997.  In addition, net changes in operating assets and liabilities used cash of $136,990

The Company invested $4,568 to develop a Web Site and an $800 advance to an affiliated Company in the first quarter of 2010.  We did not spend any cash for investing activities in the comparable three-month period of 2009.

For the three months ended April 30, 2010, the Company did not spend any for financing activities. In the first quarter of 2009, ended April 30, 2009, net cash used in financing activities totaled $7,477 and consisted of principal pay downs on the Company's SBA loan with Wells Fargo Bank.

Credit Facility and Liquidity

The Company's Business Line with Wells Fargo Bank provides a revolving line of credit of $70,000, and is linked to the AMH bank account. The line can be used for short-term working capital needs and provides overdraft protection. The line cannot be used for letters of credit. There were no borrowings under this facility during the three months ended April 30, 2010.

We continue to search for investment opportunities and anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of April 30, 2010, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of April 30, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2010.

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

Based on the foregoing materials weaknesses, we have determined that, as of April 30, 2010, that our disclosure controls and procedures are insufficient.  The Company continues to take steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, and for assessing the effectiveness of our disclosure controls and procedures. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended April 30, 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: June 18, 2010	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: June 18, 2010	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer