Form 10-Q
period 2010-07-31
Apollo Medical Holdings, Inc.
filed 2010-09-10
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2010

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

(818) 396-8050
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

As of August 10,, 2010, there were 27,635,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE  AND SIX MONTHS ENDED JULY 31, 2010 AND 2009

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements – Unaudited

	Condensed Consolidated Balance Sheet As of July 31, 2010 and January 31, 2010	3
	Condensed Consolidated Statements of Operations For the Three and Six months ended July 31, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows For the Six months ended July 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Control and Procedures.	18

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of July 31, 2010	As of January 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$534,332	$665,737
Accounts receivable, net	622,734	457,517
Receivable from officers	23,664	23,483
Due from affiliate	3,650	2,850
Prepaid expenses	12,567	30,165
Total current assets	1,196,947	1,179,752

Prepaid commssion cost	95,312	114,063
Property and equipment - net	10,196	11,627

TOTAL ASSETS	$1,302,455	$1,305,442

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$114,457	$104,252
Total current liabilities	114,457	104,252

Convertible notes, net	1,247,985	1,247,582

Total liabilities	1,362,442	1,351,834

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized,
27,635,774 and 27,041,328 shares issued and outstanding
as on July 31, 2010 and January 31, 2010	27,636	27,041
Additional paid-in-capital	986,266	939,483
Accumulated deficit	(1,302,004)	(1,241,031)
Total	(288,102)	(274,507)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(59,987)	(46,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,302,455	$1,305,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months ended		For the Six Months ended
	July 31,		July 31,
	2010	2009	2010	2009

REVENUES	$1,039,695	$580,942	$1,842,580	$1,082,125
COST OF SERVICES	864,719	387,692	1,539,405	807,247
GROSS REVENUE	174,976	193,250	303,175	274,878

Operating expenses:
General and administrative	190,516	122,105	275,708	294,668
Depreciation	2,993	10,338	5,999	20,675
Total operating expenses	193,509	132,443	281,707	315,343

PROFIT/(LOSS) FROM OPERATIONS	(18,533)	60,807	21,468	(40,465)

OTHER EXPENSES:
Interest expense	31,465	4,958	62,988	9,807
Financing cost	9,375	-	18,750	-
Other expense	757	-	(97)	-
Total other expenses	41,597	4,958	81,641	9,807

INCOME/(LOSS) BEFORE INCOME TAXES	(60,130)	55,849	(60,173)	(50,272)

Provision for income tax	-	-	800	800

NET INCOME/(LOSS)	$(60,130)	$55,849	$(60,973)	$(51,072)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	27,452,197	26,096,306	27,342,771	25,985,136

*BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	Six month periods ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,973)	$(51,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,999	20,675
Bad debt expense	(64,566)	2,253
Issuance of shares for services	47,167	95,167
Amortization of prepaid commsion cost	18,750	-
Amortization of debt discount	403	-
Changes in assets and liabilities:
Accounts receivable	(100,650)	(77,567)
Receivable from officers	(181)
Prepaid financing cost	-	-
Prepaid expenses	17,599	11,718
Deferred compensation	-	22,000
Accounts payable and accrued liabilities	10,205	(9,944)
Net cash provided by/(used in) operating activities	(126,248)	13,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(4,568)	-
Due from related parties	(800)	-
Net cash used in investing activities	(5,368)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	211	-
Payments of notes payable	-	(18,741)
Proceeds from business line	-	12,087
Net cash used in financing activities	211	(6,654)

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	(131,405)	6,576

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	665,737	84,161

CASH & CASH EQUIVALENTS, ENDING BALANCE	$534,332	$90,737

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the six month period	$62,586	$5,061
Taxes paid during the six month period	1,600	1,600
Conversion of notes payable to equity	$-	$200,000

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

2.      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements.  In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the six month period ended July 31, 2010 are not necessarily indicative of future financial results.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the six month periods ended July 31, 2010 and 2009.

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

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive from each billing and properly record revenue. One contract with our clients provides  30 percent of reported revenues.

Recently Issued Accounting Pronouncements

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

In April 2010, The FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605), to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The amendments in the update are effective on a prospective basis for milestones achieved for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently assessing the future impact of this new accounting update to its financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents at July 31, 2010 was  $534,332 and included cash in bank representing the Company’s current operating account and $487,647 in a brokerage money market account.  The $46,685 balance in the Company's operating account is insured by the FDIC.

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

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $1,302,004 as of July 31, 2010. Net Cash Flow used by Operating Activities for the six months ended July 31, 2010 was $126,248.

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

4.  Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of July 31, 2010, Accounts Receivable totals $622,734, net of a provision for bad debt expense of $46,410, and represents amounts invoiced by AMH. Accounts Receivable was $457,517, net of the provision for bad debt expense of $110,976, on January 31, 2010.

5.  Other Receivables

Other receivables total $23,664 and $23,483 at July 31, 2010 and January 31, 2010, respectively, and represent amounts due the Company from two officers. The balances were interest free, unsecured and due on demand.

6.  Due from affiliate

Due from affiliate totals $3,650 and $2,850 as of July 31, 2010 and January 31, 2010, respectively, and represents amounts due from AMA, an unconsolidated Affiliate of the Company.

7.  Prepaid Expenses

Prepaid Expenses of $12,567 and $30,165 as of July 31, 2010 and January 31, 2010, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

8.  Prepaid Commission Cost

Unamortized financing cost of $95,312 on July 31, 2010 and $114,063 as of January 31, 2010 represent the financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013, $125,000 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. Property and Equipment

Property and Equipment consists of the following as of :

	July 31, 2010	January 31, 2010

Website	$4,568	$
Computers	13,912		13,912
Software	138,443		138,443
Machinery and equipment	50,815		50,815
Gross Property and Equipment	207,738		203,170
Less accumulated depreciation	(197,542)		(191,543)
Net Property and Equipment	$10,196		$11,627

The Company had no Capital Expenditures in the quarter ended July 31, 2010.  Capital expenditures totaled $4,568 at AMM in the quarter ended April 30, 2010 for the development of a Company web site.

Depreciation expense was $2,993 and $10,338 for the three month periods ended July 31, 2010 and 2009, respectively. Depreciation expense was $5,999 and $20,675 for the six month periods ended July 31, 2010 and 2009, respectively.

10.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	July 31, 2010	January 31, 2010
Accounts payable	$76,875	$32,460
D&O insurance payable		8,210
Accrued professional fees	15,575	22,141
Accrued payroll and income taxes	22,007	41,441
Total	$114,457	$104,252

11.  Long-term Debt

The Company’s long-term debt consisted of the following at July 31, 2010 and January 31, 2010

	July 31,	January 30,
	2010	2010
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,247,985	$1,247,582
Total long-term debt	$1,247,985	$1,247,582
Less: Current Portion	_	_
Total	$1,247,985	$1,247,582

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

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on granted date and $2,015 as of July 31, 2010.

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

The Company recorded interest expense of $ 31,250 and $62,500 related to these notes for the three months and six months ended July 31, 2010, respectively.  No interest related to these subordinated borrowings was reported for the respective periods in 2009.

12.  Related Party Transactions

During the six months ended July 31, 2010 and 2009, the Company generated revenue of $367,000 and $201,135, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

13.  Non-Controlling Interest

The Company recorded AMH owner ship interest in the accompanying financial statements as Non-Controlling Interest of $228,115 at July 31, 2010 and January 31, 2010.

14.  Stockholder’s Equity

In the second quarter ended July 31, 2010, the Company issued 211,113 common shares to Suresh Nihalani, a Director, under an amendment to his Board of Director's Agreement dated October 27, 2008, which brought the total outstanding shares to 27,635,774 at July 31, 2010. (see Note 15) The Company recorded an expense of $17,100 on shares issued for the period ended July 31, 2010.

In the first quarter ended April 30, 2010, the Company issued 383,333 common shares.  A total of 350,000 shares were issued to Kanehoe Advisors and 33,333 shares were issued to Suresh Nihalani, a director. The total shares of 383,333 were valued at $30,066 based on the fair value of shares at issuance dates.

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

Warrants outstanding:

No warrants were issued by the Company in the six months ended July 31, 2010.

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2010	$—	2,125,803
Granted	—	-
Exercised	—	—
Lapsed	—	165,620

Outstanding at July 31, 2010	$—	1,960,183

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.100	304,850	0.50	304,850	$1.10
$1.500	155,333	1.24	155,333	$1.50
$0.250	1,250,000	4.25	1,250,000	$0.25
$0.250	250,000	4.25	250,000	$0.25

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

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani, under which the Company agreed to issue a stock award of 400,000 shares to Mr. Nihalani. Under the terms of the Director’s Agreement, these shares will be issued ratably over a thirty-six month period commencing December 2008. The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director. The distribution of shares will continue as long as Mr. Nihalani serves on the Board, but will cease when Mr. Nihalani is no longer a Director. Mr. Nihalani was issued 188,887 shares under this Director's Agreement through April 30, 2010. (see Note 14)

On July 16, 2010, the Company and Mr. Nihalani agreed to amend the October 27, 2008 Director's Agreement, whereby the Company issued 211,113 shares of Common Stock to Mr. Nihalani. These 211,113 shares represented the balance of the shares due Mr. Nihalani under his agreement and  brought the total shares held by Suresh Nihalani to 400,000 common shares.  Under the Amendment, the Company has the right to repurchase shares in the event that Mr. Nihalani fails to serve as a Director through November 30, 2011.

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

Results of Operations and Operating Data

Three Months Ended July  31, 2010 vs. Three Months Ended July 31, 2009

Apollo reported net revenues of $1,039,695 for the three months ended July 31, 2010, compared to net revenues of $580,942 for the comparable three month period ended July 2009. The revenue increase of $458,753, or 79%, was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals. Net revenues are comprised of  net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements.

Physician practice salaries, benefits and other expenses for the three months ended July 31, 2010 were $864,719, at 83% of net revenues, compared to $387,692 for the three months ended July 31, 2009, at 67% of net revenues.  Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The increase in physician costs were attributable to start-up losses at new hospital contracts and expansions of services at new hospitals in the quarter.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses were $190,516, at 18% of net revenues, for the three months ended July 31, 2010, higher by $68,411 from General and Administrative expenses of $122,105 for the three months ended July 31, 2009, at 21% of net revenues.  In the second quarter of 2010, the Company recorded bad debt expense of $25,700 compared to bad debt expense of $1,791in the second quarter of 2009. Legal fees in the second quarter of 2010 of $26,775 compared to legal fees of $10,610.  In addition, Apollo recorded an expense of $17,100 related to shares issued to a director, and incurred higher rent, audit and public company costs.

Depreciation and amortization expense was $2,993 for the three months ended July 31, 2010, and $10,338 for the comparable three-month period in 2009.

The Company reported a loss from operations of $18,533 for the three months ended July 31, 2010, compared to a profit from operations of $60,807 recorded in the same period of 2009. Although net revenues in 2010 continued to benefit from the addition of contracts with hospitals and the hiring of several additional physicians, the higher cost of services as a percent of revenue, 84%  in the quarter just ended versus 67% in the second quarter of 2009, impeded the operating results.

Interest expense and amortization of financing costs totaled $40,840 for the three months ended July 31, 2010, compared to interest and financing costs of $4,958 in the three months ended July 31, 2009. Interest expense and financing costs in 2010 included interest on the subordinated borrowings of $31,250, and the amortization of financing costs of $9,375, related to these notes. Interest expense in the three months ended July 31, 2009 of $4,958 represents interest expense paid on the SBA loan with Wells Fargo Bank, interest expense on convertible notes and interest expense accrued at AMM for related party notes.

A net loss of $60,130 was reported for the three months ended July 31, 2010, compared to a net income of $55,849 for the three months ended July 31, 2009.  The factors contributing to the net loss in the current quarter compared to the net income in the quarter ended July 2009 are discussed above.

Six Months Ended July  31, 2010 vs. Six Months Ended July 31, 2009

Net revenues for the six months ended July 31, 2010 of $1,842,580 increased $760,455, or 70 percent, over net revenues of $1,082,125 reported for the six months ended July 31, 2009. Net revenues are comprised of net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Physician practice salaries, benefits and other expenses for the six months ended July 31, 2010 were $1,539,405, at 84% of net revenues, compared to $807,247 , at 75% of net revenues, for the six months ended July310, 2009.  Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The increase in physician costs was attributable to start-up losses on new hospital contracts and expansions of services at new hospitals in the quarter.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses were $275,708, at 15% of net revenues, for the six months ended July 31, 2010. General and Administrative expenses were $294,668 for the six months ended July 31, 2009, at 27% of net revenues.  In the six months ended July 2010, the Company recorded non-cash compensation expenses of $47,378, related to the issuance of shares for service, lower than the  $95,167 of such non-cash costs in the first six months of 2009.  Also, the Company recorded a reduction in bad debt expense of  $64,566 in the six month period ended July 2010.  The Company incurred  higher legal fees, rent and consulting fees which partially offset the above two favorable factors. Depreciation and amortization expense was $5,999 for the six months ended July 31, 2010, and $20,675 for the comparable six-month period in 2009.

The Company reported a profit from operations of $21,468 for the six months ended July 31, 2010, compared to a loss from operations of $40,465 recorded in the same period of 2009. Net revenues in 2010 continued to benefit from the addition of contracts with hospitals and the hiring of several additional physicians.  In addition, the operating profit in 2010 benefitted from the lower non-cash compensation costs and a favorable  adjustment to bad debt expense.

Interest expense and the amortization of financing costs totaled $81,738 for the six months ended July 31, 2010,  compared to interest and financing costs of $9,807 in the six months ended July 31, 2009. Interest expense and financing costs in 2010 included interest on the subordinated borrowings of $62,500, and the amortization of financing costs of $18,750,  related to these notes. Interest expense in the six months ended July 31, 2009 of $9,807 included interest on the convertible notes, interest expense paid on the SBA loan with Wells Fargo Bank, and interest expense accrued at AMM for the related party notes.

Apollo reported a net loss of $60,973 for the six months ended July 31, 2010, compared to a net loss of $51,072 for the six months ended July 31, 2009.  The reduction in the net loss was the result of the factors discussed above.

Liquidity and Capital Resources

At July 31, 2010, the Company had cash and cash equivalents of $534,332, compared to cash and cash equivalents of  $665,737 at  January 31, 2010. The cash balance at July 31, 2010 included $487,647 in a money market brokerage account.  There were no short-term borrowings at July 31, 2010 or January 31, 2010.   Long-term borrowings totaled $1,247,985 as of July 31, 2010 and  $1,247,582 on January 31, 2010.

Net cash used in operating activities totaled $126,248 in the six months ended July 31, 2010, compared to net cash  provided by operations of $13,230 for the comparable six months ended July 31, 2009.  The  large unfavorable adjustment in bad debt expense and the greater increase in accounts receivable in the six months ended July 2010 were responsible for the decrease in the operating cash flow.

Net cash used in operating activities for the three months ended July 31, 2010 of $126,248 was comprised of a net loss of $60,973 for the six month period.  Adjustments for non-cash charges which include depreciation, bad debt expense, shares issued for service and amortization of commission cost and debt discount, provided $7,753.  In addition, net changes in operating assets and liabilities used cash of $73,028.

The Company invested $4,568 to develop a Web Site and an $800 advance to an affiliated Company during  the first six months of 2010.  We did not spend any cash for investing activities in the comparable six-month period of 2009.

For the six months ended July 31, 2010, the Company received $211 from the issuance of shares to a director under financing activities. In the six months ended July 2009, net cash used in financing activities totaled $6,655 and consisted of principal pay downs on notes payable totaling $18,741, partially offset by $12,087 of borrowings on the Company's SBA loan with Wells Fargo Bank.

Credit Facility and Liquidity

The Company's Business Line with Wells Fargo Bank provides a revolving line of credit of $70,000, and is linked to the AMH bank account. The line can be used for short-term working capital needs and provides overdraft protection. The line cannot be used for letters of credit. There were no borrowings under this facility during the six months ended July 31, 2010.

We continue to search for investment opportunities and anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of July 31, 2010, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of July 31, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2010.

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

Based on the foregoing materials weaknesses, we have determined that, as of July 31, 2010, that our disclosure controls and procedures are insufficient.  The Company continues to take steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, and for assessing the effectiveness of our disclosure controls and procedures. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter (i.e., the six-month period ended July 31, 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.6
Amendment to Suresh Nihalani's Director Agreement and Indemnification Agreement , dated July 17, 2010, (filed as exhibits to Current Report on Form 8-K filed on July 21, 2010 and incorporated herein by reference).

10.7	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information filed on August 17, 2010 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: September 10, 2010	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: September 10, 2010	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer