Form 10-Q
period 2010-10-31
Apollo Medical Holdings, Inc.
filed 2010-12-10
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October  31, 2010

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

As of November 10, 2010, there were 27,635,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE  AND NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements – Unaudited

	Condensed Consolidated Balance Sheet As of October 31, 2010 and January 31, 2010	3
	Condensed Consolidated Statements of Operations For the Three and Nine months ended October 31, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows For the Nine months ended October 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Control and Procedures.	19

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2010	January 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$501,639	$665,737
Accounts receivable, net	643,107	457,517
Receivable from officers	8,616	23,483
Due from affiliate	3,900	2,850
Prepaid expenses	46,235	30,165
Total current assets	1,203,497	1,179,752

Deferred commission cost, net	85,938	114,063
Property and equipment, net	7,865	11,627

TOTAL ASSETS	$1,297,300	$1,305,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$150,116	$104,252
Total current liabilities	150,116	104,252

Convertible notes, net	1,248,186	1,247,582

Total liabilities	1,398,302	1,351,834

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized,
27,635,774 and 27,041,328 shares issued and outstanding
as of October 31, 2010 and January 31, 2010	27,636	27,041
Additional paid-in-capital	986,266	939,483
Accumulated deficit	(1,343,019)	(1,241,031)
Total	(329,117)	(274,507)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(101,002)	(46,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,297,300	$1,305,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	October 31,		October 31,
	2010	2009	2010	2009

NET REVENUE	$1,019,078	$616,975	$2,861,658	$1,699,100
COST OF REVENUE	868,119	455,183	2,407,524	1,262,430
GROSS PROFIT	150,959	161,792	454,134	436,670

Operating expenses:
General and administrative	152,013	139,557	427,720	434,225
Depreciation	2,330	9,622	8,330	30,297
Total operating expenses	154,343	149,179	436,050	464,522

INCOME/(LOSS) FROM OPERATIONS	(3,384)	12,613	18,084	(27,852)

OTHER INCOME/(EXPENSES):
Interest expense	(31,748)	(15,738)	(94,736)	(25,546)
Financing cost	(9,375)	(25,000)	(28,125)	(25,000)
Other income	4,292	-	4,389	-
Total other expenses	(36,831)	(40,738)	(118,472)	(50,546)

LOSS BEFORE INCOME TAXES	(40,215)	(28,125)	(100,388)	(78,398)

Provision for Income Tax	800	800	1,600	1,600

NET LOSS	$(41,015)	$(28,925)	$(101,988)	$(79,998)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	27,635,774	26,805,493	27,370,367	26,260,574

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	Nine months ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,988)	$(79,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,330	30,298
Bad debt expense	(76,231)	4,954
Issuance of shares for services	47,166	101,455
Warrant discount	-	9,642
Amortization of deferred commission cost	28,125	-
Amortization of debt discount	604	-
Changes in assets and liabilities:
Accounts receivable	(109,361)	(165,874)
Receivable from officers	14,867	-
Prepaid expenses	(16,070)	(10,822)
Prepaid commission		(123,438)
Accounts payable and accrued liabilities	45,866	46,458
Net cash used in operating activities	(158,691)	(187,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(4,568)	-
Due from related parties	(1,050)	(800)
Net cash used in operating activities	(5,618)	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	211	-
Payments of notes payable - related parties	-	(75,000)
Proceeds from convertible notes	-	1,240,358
Payments of line of credit	-	(198,000)
Net cash provided by financing activities	211	967,358

NET INCREASE/(DECREASE) IN CASH & CASH EQUIVALENTS	(164,098)	779,233

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	665,737	84,161

CASH & CASH EQUIVALENTS, ENDING BALANCE	$501,639	$863,394

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the nine month period	$62,815	$13,153
Taxes paid during the nine month period	$1,600	$1,600

SUPPLEMENTARY DISCLOSURES OF NON-CASH ITEMS
Conversion of notes payable to equity	$-	$200,000

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

2.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM and AMH, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements.  In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the nine month period ended October 31, 2010 are not necessarily indicative of future financial results.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the nine month periods ended October 31, 2010 and 2009.

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

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned, but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive from each billing and properly record revenue. One contract with our clients provides  34 percent of reported revenues.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents at October 31, 2010 was  $501,639 and included cash in bank representing the Company’s current operating account and $489,459 in a brokerage money market account.  The $12,180 balance in the Company's operating account is insured by the FDIC.

Revenue Recognition

The Company recognizes Case Rate, Hourly and Capitation revenue when persuasive evidence of an arrangement exists, service has been rendered, the service rate is fixed or determinable, and collection is reasonably assured.  Fee for Service revenues are recorded at amounts reasonably assured to be collected. The determination of reasonably assured collections is based on historical Fee for Service collections as a percent of billings. The provisions are adjusted to reflect actual collections in subsequent periods.

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

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $1,343,019 as of October 31, 2010. Net Cash Flow used by Operating Activities for the nine months ended October 31, 2010 was $158,691.

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

4.  Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of October 31, 2010, Accounts receivable totals $643,107, net of a provision for bad debt expense of $34,746, and represents amounts invoiced by AMH. Accounts receivable was $457,517, net of the provision for bad debt expense of $110,976, on January 31, 2010.

5.  Other Receivables

Other receivables total $8,616 at October 31, 2010 and  $23,483 January 31, 2010, respectively, and represent amounts due the Company from two officers. The balances were interest free, unsecured and due on demand.

6.  Due from Affiliate

Due from affiliate totals $3,900 and $2,850 as of October 31, 2010 and January 31, 2010, respectively, and represents amounts due from AMA, an unconsolidated affiliate of the Company.

7.  Prepaid Expenses

Prepaid expenses of $46,235 and $30,165 as of October 31, 2010 and January 31, 2010, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

8.  Deferred Commission Cost

Deferred commission cost of $85,938 on October 31, 2010 and $114,063 as of January 31, 2010 represent the financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013, $125,000 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. Property and Equipment

Property and equipment consists of the following as of :

	October 31, 2010	January 31, 2010

Website	$4,568	$
Computers	13,912		13,912
Software	138,443		138,443
Machinery and equipment	50,815		50,815
Gross Property and Equipment	207,738		203,170
Less accumulated depreciation	(199,873)		(191,543)
Net Property and Equipment	$7,865		$11,627

The Company had no capital expenditures in the quarter ended October 31, 2010.  Capital expenditures totaled $4,568 at AMM in the quarter ended April 30, 2010 for the development of a Company web site.

Depreciation expense was $2,330 and $9,622 for the three month periods ended October 31, 2010 and 2009, respectively. Depreciation expense was $8,330 and $30,297 for the nine month periods ended October 31, 2010 and 2009, respectively.

10.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	October 31, 2010	January 31, 2010
Accounts payable	$57,649	$32,460
D&O insurance payable	18,956	8,210
Accrued interest payable	31,250
Accrued professional fees	5,000	22,141
Accrued payroll and income taxes	37,261	41,441
Total	$150,116	$104,252

11.  Long-term Debt

The Company’s long-term debt consisted of the following at October 31, 2010 and January 31, 2010

	October 31,	January 30,
	2010	2010
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,248,186	$1,247,582
Total long-term debt	$1,248,186	$1,247,582
Less: Current Portion	-	-
Total	$1,248,186	$1,247,582

Subordinated Borrowings

10% Senior Subordinated Callable Convertible Notes due January 31, 2013
On October 16, 2009, the Company issued $1,250,000 of its 10% Senior Subordinated Callable Convertible Notes. The net proceeds of $1,100,000 was used for the repayment of existing debt, acquisitions, physician recruitment and other general corporate purposes. The notes bear interest at a rate of 10% annually, payable semi annually on January 31 and July 31. The notes mature and become due and payable on January 31, 2013 and rank senior to all other unsecured debt of the Company.

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

On or after January 31, 2012, the Company may, at its option, upon 60 days notice to both the Note-holders and the placement agent, redeem all or a portion of the notes at a redemption price in cash equal to 102% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on granted date and $1,814 as of October 31, 2010.

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

The Company recorded interest expense of $ 31,250 and $93,750 related to these notes for the three months and nine months ended October 31, 2010, respectively.  Interest expense related to these notes was $9,889 in the quarter and nine months ended October 31, 2009.  In addition, the Company recorded $25,000 of non-accountable expenses related to this subordinated transaction in October 2009.

12.  Related Party Transactions

During the nine months ended October 31, 2010 and 2009, the Company generated revenue of $497,000 and $303,135, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

13.  Non-Controlling Interest

The Company recorded AMH owner ship interest in the accompanying financial statements as non-controlling interest of $228,115 at October 31, 2010 and January 31, 2010.

14  Stockholder’s Equity

No shares were issued by the Company in the quarter ended October 31, 2010.  Common shares outstanding totaled 27,635,774 at October 31, 2010, unchanged from July 31, 2010.

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

Warrants outstanding:

No warrants were issued by the Company in the nine months ended October 31, 2010.

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2010	$—	2,125,803
Granted	—	-
Exercised	—	—
Lapsed	—	165,620

Outstanding at October 31, 2010	$—	1,960,183

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.100	304,850	0.25	304,850	$1.10
$1.500	155,333	0.99	155,333	$1.50
$0.250	1,250,000	4.00	1,250,000	$0.25
$0.250	250,000	4.00	250,000	$0.25

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

On October 27, 2008, the Company entered into a Board of Director’s Agreement with Suresh Nihalani, under which the Company agreed to issue a stock award of 400,000 shares to Mr. Nihalani. Under the terms of the Director’s Agreement, these shares will be issued ratably over a thirty-six month period commencing December 2008. The shares will be released to Mr. Nihalani on a monthly basis during his tenure as a Director. The distribution of shares will continue as long as Mr. Nihalani serves on the Board, but will cease when Mr. Nihalani is no longer a Director. Mr. Nihalani was issued 188,887 shares under this Director's Agreement through April 30, 2010 (see Note 14).

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

Results of Operations and Operating Data

Three Months Ended October 31, 2010 vs. Three Months Ended October 31, 2009

Apollo reported net revenues of $1,019,078 for the three months ended October 31, 2010, compared to net revenues of $616,975 for the comparable three month period ended October 31 2009. The revenue increase of $402,103, or 65%, was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals. Net revenues are comprised of net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements.

Physician practice salaries, benefits and other expenses for the three months ended October 31, 2010 totaled $868,119 and represented 85% of net revenues, compared to $455,183 for the three months ended October 31, 2009, at 74% of net revenues.  Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The increase in cost of services were attributable to increased physician costs associated with new contracts and expansion of services at new hospitals in the quarter.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses totaled $152,013, at 15% of net revenues, for the three months ended October 31, 2010, higher by $12,456 compared to General and administrative expenses of $139,557 in the three months ended October 31, 2009, at 23% of net revenues.  In the third quarter of 2010, the Company recorded bad debt expense of $17,208 compared to bad debt expense of $2,701 in the third quarter of 2009. In addition, the Company incurred increased rent, salaries, consulting and accounting fees in the third quarter just ended compared to the third quarter of 2009, Legal fees declined to $688 in the quarter just ended from $18,635 in the third quarter of 2009.

Depreciation and amortization expense was $2,330 for the three months ended October 31, 2010, and $9,622 for the comparable three-month period in 2009.

The Company reported a loss from operations of $3,384 in the three months ended October 31, 2010, compared to a profit from operations of $12,613 recorded in the same period of 2009. Although net revenues in 2010 continued to increase as a result of the addition of contracts with hospitals and the hiring of several additional physicians, the higher cost of services as a percent of revenue, 85%  in the quarter just ended versus 74% in the third quarter of 2009, impeded the operating results.

Interest expense and amortization of financing costs totaled $41,123 for the three months ended October 31, 2010, compared to interest and financing costs of $40,738 in the three months ended October 31, 2009. Interest expense and financing costs in 2010 included interest on the subordinated borrowings of $31,250, and the amortization of financing costs of $9,375, related to these notes. Interest expense and financing costs in the three months ended October 31, 2009 of $40,738 represents interest expense paid on the SBA loan with Wells Fargo Bank, interest expense on convertible notes and interest expense accrued at AMM for related party notes.  Direct costs of $25,000, incurred on the completion of the 10 % Subordinated Convertible Notes and paid at closing in October 2009, were reported as financing costs (See Note 11).

A net loss of $41,015 was reported for the three months ended October 31, 2010, compared to a net loss of $28,925 for the three months ended October 31, 2009.  The factors contributing to the net loss in the current quarter compared to the net income in the quarter ended October 2009 are discussed above.

Nine Months Ended October  31, 2010 vs. Nine Months Ended October 31, 2009

Net revenues for the nine months ended October 31, 2010 of $2,861,658 increased $1,162,558, or 68 percent, over net revenues of $1,699,100 reported for the nine months ended October 31, 2009. Net revenues are comprised of net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Physician practice salaries, benefits and other expenses for the nine months ended October 31, 2010 were $2,407,524, at 84% of net revenues, compared to $1,262,430 , at 74% of net revenues, for the nine months ended October31, 2009.  Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The increase in physician costs was attributable to start-up losses on new hospital contracts and expansions of services at new hospitals in the quarter.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses were $427,720, at 15% of net revenues, for the nine months ended October 31, 2010. General and administrative expenses were $434,225 for the nine months ended October 31, 2009, at 26% of net revenues.  In the nine months ended October 2010, the Company recorded non-cash compensation expenses of $47,166, related to the issuance of shares for service, lower than the  $101,455 of such non-cash costs in the first nine months of 2009.  Also, the Company recorded a reduction in bad debt expense of  $17,739 in the nine month period ended October 2010, compared to a bad debt expense of $4,953 in the same nine month period ended October 2009.  The Company incurred  higher rent, consulting fees and staff salaries which partially offset the above two favorable factors.

Depreciation and amortization expense was $8,330 for the nine months ended October 31, 2010, and $30,297 for the comparable nine-month period in 2009.

The Company reported a profit from operations of $18,084 for the nine months ended October 31, 2010, compared to a loss from operations of $27,852 recorded in the same period of 2009. Net revenues in 2010 continued to benefit from the addition of contracts with hospitals and the hiring of several additional physicians.  In addition, the operating profit in 2010 benefitted from the lower non-cash compensation costs and a favorable adjustment to bad debt expense.

Interest expense and the amortization of financing costs totaled $122,861 for the nine months ended October 31, 2010, compared to interest and financing costs of $50,546 in the nine months ended October 31, 2009. Interest expense and financing costs in 2010 included interest of $93,750 on the subordinated borrowings ,and the amortization of financing costs of $28,125, related to these notes. Interest expense in the nine months ended October 31, 2009 of $50,546 included interest on the convertible notes, interest expense paid on the SBA loan with Wells Fargo Bank, and interest expense accrued at AMM for the related party notes.  In addition, direct costs of $25,000, incurred on the completion of the 10 % Subordinated Convertible Notes and paid at closing in October 2009, were reported as financing costs (See Note 11).

Apollo reported a net loss of $101,988 for the nine months ended October 31, 2010, compared to a net loss of $79,998 for the nine months ended October 31, 2009.  The reduction in the net loss was the result of the factors discussed above.

Liquidity and Capital Resources

At October 31, 2010, the Company had cash and cash equivalents of $501,639, compared to cash and cash equivalents of $665,737 at January 31, 2010. The cash balance at October 31, 2010 included $489,459 in a money market brokerage account.  There were no short-term borrowings at October 31, 2010 or January 31, 2010.   Long-term borrowings totaled $1,248,186 as of October 31, 2010 and  $1,247,582 on January 31, 2010.

Net cash used in operating activities totaled $158,691 in the nine months ended October 31, 2010, compared to net cash used in operations of $187,326 for the comparable nine months ended October 31, 2009.  The absence of prepaid commissions, incurred last year, coupled with the smaller decrease in accounts receivable, were the primary factors for the improvement in the net cash used in operating activities from 2009 to 2010.

Net cash used in operating activities for the nine months ended October 31, 2010 of $158,691 was comprised of a net loss of $101,988 for the nine month period.  Adjustments for non-cash charges which include depreciation, bad debt expense, shares issued for service and amortization of commission cost and debt discount, provided $7,994.  In addition, net changes in operating assets and liabilities used cash of $64,698.

The Company invested $4,568 to develop a web site and a $1,050 advance to an affiliated Company during the nine months ended October 2010.  During the nine months ended October 2009, an advance of $800 was made to this affiliated Company.

For the nine months ended October 31, 2010, the Company received $211 from the issuance of shares to a director under financing activities. In the nine months ended October 2009, net cash provided by financing activities totaled $967,358 and consisted of $1,240,358 net proceeds from the issuance of the Subordinated Convertible Notes, partially offset by principal pay downs on notes payable to related parties of $75,000 and the payoff of borrowings on the Company's SBA loan with Wells Fargo Bank of $198,000.

Credit Facility and Liquidity

The Company's Business Line with Wells Fargo Bank provides a revolving line of credit of $70,000, and is linked to the AMH bank account. The line can be used for short-term working capital needs and provides overdraft protection. The line cannot be used for letters of credit. There were no borrowings under this facility during the nine months ended October 31, 2010.

We continue to search for investment opportunities and anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of October 31, 2010, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of October 31, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2010.

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

Based on the foregoing materials weaknesses, we have determined that, as of October 31, 2010,  our disclosure controls and procedures are insufficient.  The Company continues to take steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, and for assessing the effectiveness of our disclosure controls and procedures. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter (i.e., the nine-month period ended October 31, 2010) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: December 10, 2010	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: December 10, 2010	By:	/s/ A. Noel DeWinter
A. Noel DeWinter
Chief Financial Officer and Principal Accounting Officer