Form 10-K
period 2011-01-31
Apollo Medical Holdings, Inc.
filed 2011-05-16
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal period ended January 31, 2011

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
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTCQB on July 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $736,110. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of July 31, 2010 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of April 30, 2011, there were 28,985,774 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
FORM 10-K
FOR THE TWELVE MONTHS ENDED JANUARY 31, 2011

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

The Company has a relatively limited operating history compared to others in the same business and is operating in a rapidly changing industry environment, and its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis or Plan of Operation” in this Report, and include, but are not limited to, the following:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

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

Apollo Medical Holdings, Inc. and its subsidiaries are a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in inpatient facilities such as a hospitals and Long Term Acute Care (LTAC) facilities and is focused on providing, managing and coordinating the care of hospitalized patients. As of April  30, 2011, the Company provides hospitalist services to a range of medical groups, health plans, community physicians and hospital clients at 19 hospitals. The Company is currently headquartered in Glendale, California.

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

Principal Services and Markets

The Company provides management services to medical groups that provide comprehensive inpatient care services. We offer a comprehensive set of integrated medical services to hospitals, health carriers and medical groups as well as individual physicians, through our affiliated medical groups, as follows:

Services for Hospitals

•	Providing care from the emergency room through hospital discharge;
•	Admission and care of unassigned and/or uninsured patients;
•	Inpatient internal medicine consultation services;
•	Emergency room Clinical Decision Unit services to improve throughput and ease overcrowding;
•	Development of hospital-based physicians programs, including pulmonary, critical care, cardiology and nephrology;
•	24/7 in-hospital inpatient coverage services;
•	Development of evidence-based medicine protocols for common diagnoses;
•	Implementation of patient safety guidelines;
•	Education of nurses and hospital staff;
•	Analysis of statistics via the ApolloWeb (discussed further below) database, including length of stay, bed days/1000 admissions, and readmission rates; and
•	Care of patients at academic medical centers, including the education of medical students, interns and residents.

Services for Health Carriers and Medical Groups

•	Admission and care of assigned patients;
•	Consistent communication with primary care physicians upon admission, during the patient’s hospital stay, and upon discharge;
•	Rapid transfer of out-of-network patients back to designated hospitals;
•	24/7 in-hospital inpatient coverage services;
•	Consistent communication with case managers, social workers, and medical group personnel;
•	Hospital-based physician consulting services; and
•	Analysis of statistics via the ApolloWeb database technology.

Services for Individual Physicians

Hospital-based services for physicians on weekends, holidays, or for those who do not wish to come to the hospital; primary care physicians can benefit from this arrangement because they have more time to focus on outpatient care.

Competition

The healthcare industry is highly competitive, and the market for hospitalists within this industry is highly fragmented. The Company faces competition from numerous small hospitalist practices as well as large physician groups. Some of these competitors operate on a national level, such as Emcare, Team Health and IPC and may have greater financial and other resources available to them.

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

Acquisitions

The Company also plans to grow through mergers and acquisitions. Targeted mergers/acquisitions will focus on hospitalist groups, other hospital-based specialty physicians and care and utilization management groups. We believe that we may have a competitive advantage in closing potential mergers/acquisitions as a publicly-traded company, which could provide us with access to additional capital and the ability to utilize our stock as part of the compensation package to the stockholders of the target companies.

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

Geographic Coverage

As of April 30, 2011, we provide hospitalist services at 19 acute-care hospitals and LTAC facilities in Greater Los Angeles, CA.

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

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005, or the DRA, amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 19 states, including California, and the District of Columbia have some form of state false claims acts.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The OIG, which has the authority to impose sanctions for violation of the statute, has adopted a judicial interpretation that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of PPACA, a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

Due to the breadth of the Anti-Kickback Statute’s broad prohibitions, statutory exceptions exist that protect certain arrangements from prosecution. In addition, the OIG has published safe harbor regulations that specify arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements may be subject to scrutiny and prosecution by enforcement agencies.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state.

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

The American Recovery and Reinvestment Act enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH) which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to “HIPAA business associates,” which include IPC when we are working on behalf of our practice groups.

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. We must also comply with the recently promulgated “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI,” which is defined by HHS guidance, as well as the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. Formal enforcement of the new breach notification regulations began on February 22, 2010 and we have taken reasonable steps to reduce the amount of unsecured PHI we handle and retain.

In light of HITECH, we expect increased federal and state HIPAA privacy and security enforcement efforts. State Attorney Generals now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and their business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. This methodology for compensation to harmed individuals is required to be in place by February 17, 2012.

Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

Financial Information and Privacy Standards

In addition to privacy and security laws focused on health care data, multiple other federal and state laws regulate the use and disclosure of consumer’s financial information (Personal Information). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other respective state agencies. As with HIPAA, enforcement of laws protecting financial information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation.

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

Licensing, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since the Company performs services at hospitals and other types of healthcare facilities, it may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission on Accreditation of Health Care Organizations. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

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

Employees

As of April 30, 2011, we had 5 full-time employees. None of our full-time employees is a member of a labor union, and we have never experienced a work stoppage.

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

Apollo Medical, the predecessor to our operating subsidiary, was incorporated on October 18, 2006, and served initially as the management company for two affiliated medical groups, AMH and AMA. Accordingly, we have a limited operating history upon which you can evaluate its business prospects, which makes it difficult to forecast Apollo’s future operating results. The evolving nature of the current medical services industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. Our ability to predict growth at any time in the future may be limited.

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

The Company’s future success will depend on the ability to identify, complete, and integrate the acquired businesses with its existing operations. The growth strategy will result in additional demands on our infrastructure, and will place further strain on limited management, administrative, operational, financial and technical resources. Acquisitions involve numerous risks, including, but not limited to:

•	the possibility that we will not able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, if at all;
•	possible decreases in capital resources or dilution to existing stockholders;
•	difficulties and expenses incurred in connection with an acquisition;
•	the diversion of management’s attention from other business concerns;
•	the difficulties of managing an acquired business;
•	the potential loss of key employees and customers of an acquired business; and
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

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on its results of operations, financial condition, business and prospects. Although we attempt to stay informed of customer preferences, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects .

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

Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance by the marketplace. The procurement of new contracts  by the Company’s Affiliated Medical Groups may be dependent upon the continuing results achieved at the current facilities , upon pricing and operational considerations, as well as the potential need for continuing improvement to existing services. Moreover, the markets for such services may not develop as expected nor can there be any assurance that we will be successful in its marketing of any such services.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure for public companies, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and various rules and regulations adopted by the Securities and Exchange Commission (the “SEC”), are creating uncertainty for public companies. The Company's management will continue to invest significant time and financial resources to comply with both existing and evolving requirements for public companies, which will lead, among other things, to significantly increased general and administrative expenses and a certain diversion of management time and attention from revenue generating activities to compliance activities.

Risks Relating to Our Common Stock

If we fail to remain current in our SEC reporting obligations, we could be removed from the OTCQB, which would adversely affect the market liquidity for our securities.

Companies trading on the OTCQB, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC, and trading in our securities is very limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our securities.

The SEC has adopted Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

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

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or a New York Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters is located at 450 North Brand Boulevard, Suite 600, Glendale, California. The lease on our present administrative offices expires on December 31, 2011. We believe our present facilities are adequate to meet our current and projected needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
Our common stock is traded on the OTCQB under the symbol "AMEH". Following is a table presenting the closing sale prices for a share of our common stock by fiscal quarter for the fiscal years 2011 and 2010

	High	Low
Fiscal Year ended January 31, 2011
First Quarter	$0.15	$0.07
Second Quarter	0.10	0.08
Third Quarter	0.14	0.08
Fourth Quarter	0.18	0.11

	High	Low
Fiscal Year ended January 31, 2010
First Quarter	$1.70	$0.25
Second Quarter	0.20	0.01
Third Quarter	0.10	0.01
Fourth Quarter	0.13	0.05

Stockholders

As of April 30, 2011, as reported by the Company’s stock transfer agent, there were 325 holders of record of our common stock.

Dividends

To date, we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Stock Option Grants

For the twelve months ended January 31, 2011, the Company granted 1,150,000 stock options to management, employees and consultants.

On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that own, in the aggregate, approximately 70% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings Inc., 2010 Equity Incentive Plan (the “Plan”). Subject to the adjustment provisions of the 2010 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the 2010 Plan. As of January 31, 2011, 666,616 shares had vested under this Plan and 533,334 remained unvested.

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

During the fiscal year ended January 31, 2011, the company issued 350,000 restricted shares Kaneohe Advisors LLC (Kyle Francis) pursuant to a consulting contract dated October 22, 2008.

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

FISCAL YEAR ENDED JANUARY 31, 2011 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2010

Net revenue was $3,896,584 for the twelve months ended January 2011, compared to revenues of $2,441,452 for the comparable twelve months ended January 2010. The Company increased the number of hospitals and independent physician associations contracts to 31 at the end of January 2011.

Physician practice salaries, benefits and other expenses totaled  $3,314,722 for the twelve months ended January 2011, compared to $1,813,994 for the corresponding twelve months ended January 2010. Cost of Services were 85% of net revenues for the twelve months ended January 2011, up from 74% of revenues for the comparable twelve month period ended January 2010. Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The increase in cost of services is due to start-up losses associated with new contracts, higher stock compensation expense incurred due to stock option grants during the fourth quarter of 2011 and lower bad debt expense. The reduction in bad debt is a result of improved collections efforts to identify and track payments due to the company for physician services.

General and administrative expenses decreased $127,670, or 18%, to $566,649 or 15% of net revenue, for the twelve months ended January 2011, as compared to of $694,319, at 28% of net revenue, for the twelve months ended January 2010. The decrease in General and Administrative costs was due to absence of transaction expenses related to the 10% Senior Subordinated Callable Convertible Notes 2010 and reduction is certain other expenses. This reduction in expenses was partially offset by expenses and costs related to the continuing growth of our operations. In addition, the Company recorded stock compensation expense of $11,810 for the twelve months ended January 2011 compared with $0 in the year ended January 2010.

Depreciation and amortization expense was $11,198 and $35,704 for the twelve months ended January 31, 2011 and 2010, respectively.

The Company reported a profit from Operations of $4,015 for the twelve months ended January 31, 2011, compared to a Loss from Operations of $102,515 in the fiscal year ended January 31, 2010. The decrease in the Loss from Operations was due to the increased contribution from the growth in revenues, coupled with the decrease in General and Administrative expenses,

Interest expense and financing costs were $163,931 for the twelve months ended January 31, 2011, compared to interest and financing expenses of $93,066 for the twelve months ended January 31, 2010. Interest expense in 2011 included $125,000 of interest expense related to our 10% Senior Subordinated Callable Convertible Notes. Financing fees included the amortization of pre-paid commissions of $37,500 that were paid to the placement agent.

The Company reported a net loss of $156,331 for the twelve months ended January 31, 2011, favorable by $39,750 to the net loss of $196,080 reported for the twelve months ended January 31, 2010. The reduction in net loss was primarily due to the higher revenues and the decrease in General and Administrative costs in 2011 from 2010.

Liquidity and Capital Resources

At January 31, 2011, the Company had cash and cash equivalents of $397,101, compared to cash and cash equivalents of $665,737 at the beginning of the fiscal year at January 31, 2010. The cash balance at January 31, 2011 included $389,198 in a money market brokerage account. Long-term borrowings totaled $1,248,588 as of January 31, 2011, compared to long-term borrowings of $1,247,582 on January 31, 2010.

Net cash used in operating activities totaled $245,031in the twelve months ended January 31, 2011, compared to net cash used in operations of $338,141 in the comparable twelve months ended January 31, 2010. The reduction in net cash used in operating activities was primarily due to the higher revenues and the decrease in General and Administrative costs in 2011 from 2010.

Net cash used in operating activities for the twelve months of 2011 of $245,031 was comprised of a net loss of $156,331 for the twelve month period. Adjustments for non-cash charges which include depreciation, bad debt expense, the value of shares issued for services, option expense, and the amortization of warrant discount, totaled $18,310. In addition, net changes in operating assets and liabilities, primarily an increase in outstanding receivables, used cash of $290,363.

Net cash used for investing activities totaled $21,165 in the twelve months ended January 31, 2011, compared to net cash used in operations of $0 in the comparable twelvemonths ended January 31, 2010. The increase in net cash used in operating activities was primarily due to cash associated with improvements to ApolloWeb and purchase of new computers and office equipment.

For the twelve months ended January 31, 2011, net cash used in financing activities totaled $2,440, compared to $919,717 provided by financing activities for the same period in 2010. The Company did not complete any financing transactions during the twelve months ended January 31, 2011. During fiscal 2010, the Company completed the private placement with Syndicated Capital which provided proceeds of $1,250,000. Concurrent with the receipt of these proceeds, the Company retired the business loan with Wells Fargo Bank of $ 198,000 on October 27, 2009, and the related party convertible note in the amount of $75,000 on October 22, 2009. Three convertible notes, two of which were payable to related parties aggregating to $33,000, were fully paid off in late December 2009.

The Company had no off-balance sheet arrangements during the period ended January 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended January 31, 2011 are included in this annual report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at January 31, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective, at a reasonable assurance level, in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required. For a discussion of the reasons on which this conclusion was based, see “Management’s Annual Report on Internal Control over Financial Reporting” below.

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

Based on the foregoing materials weaknesses, we have determined that, as of January 31, 2011, the effectiveness of our controls and procedures over financial accounting and reporting are insufficient. The Company is taking steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended January 31, 2011) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title
Warren Hosseinion, M.D.	38	Chief Executive Officer, Director
Adrian Vazquez, M.D.	40	President and Chairman of the Board
Kyle W.D. Francis	37	Executive Vice President and Chief Financial Officer
Suresh Nihalani	57	Director
Raouf Khalil	57	Director

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

Kyle Francis Mr. Francis joined ApolloMed in February 2009 and was named Chief Financial Officer in December 2010. Prior to joining ApolloMed, he was a member of the Healthcare Services Investment Banking Division of Oppenheimer & Co. and CIBC World Markets. Prior to joining CIBC World Markets, Mr. Francis worked at Enron Corporation. Mr. Francis holds a Bachelor of Commerce with a major in finance and accounting degree from McGill University.

Suresh Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. Prior to Nevis Networks, he co-founded Accelerated Networks and ACT Networks. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology.

Raouf Khalil Mr. Khalil joined ApolloMed in February 2011. Mr. Khalil was the co-founder and CEO of Care Level Management Group LLC. Mr. Khalil also founded and managed Mobile Doctors 24-7 International and Professional Home Health Services. Mr. Khalil received an MBA from University of Southern California in 1981.

Family Relationships

There are no family relationships among the directors and executive offices identified in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities (“10% stockholders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors, and 10% stockholders also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations provided by our officers, directors and 10% stockholders,  Kyle Francis and Raouf Khalil have not yet filed their Initial Statements of Beneficial Ownership on Form 3, and Warren Hosseinion, M.D., Adrian Vazquez, M.D. and Kyle Francis have not yet filed their Statement of Changes of Beneficial Ownership of Securities on Form 4.

Code of Ethics

The Company has not yet adopted a code of ethics, in part because we recently commenced business operations and have a limited number of employees. As the Company grows its business, and hires additional employees, we expect to adopt a code of ethics applicable to the conduct of our employees.

Committees of the Board of Directors

Our common stock is currently quoted on the OTCQB electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating or Compensation committee. As of January 31, 2011, our Board of Directors did not maintain an Audit Committee, Nominating Committee or Compensation Committee. The entire Board of Directors is acting as the Company’s audit committee, and the Board of Directors has determined that no current director is an “audit committee financial expert” as defined by item 407 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended January 31, 2011 and 2010, respectively:

Summary Compensation Table

						Non- Qualified
Name and				Stock	Non-Equity	Deferred
Principal Position	Year	Salary	Bonus	Awards (3)	Incentive Plan Compensation	Compensation Earnings	Total

Warren Hosseinion, M. D.	2010	$385,013	-	$12,619	-	-	$397,632
Chief Executive Officer(1)	2009	$353,285	-	-	-	-	$353,285
	2008	$239,830	-	-	-	-	$239,830

Adrian Vazquez, M.D.	2010	$382,920	-	$12,619	-	-	$395,539
President and Chairman(1)	2009	$361,097	-	-	-	-	$361,097
	2008	$256,720	-	-	-	-	$256,720

A. Noel DeWinter	2010	$96,000	-	$5,500	-	-	$101,500
Chief Financial Officer (2)	2009	$85,000	-	-	-	-	$85,000
	2008	$33,500	-	$67,500	-	-	$101,000

Kyle Francis	2010	$11,000	-	$6,310	-	-	$17,310
Chief Financial Officer (4)	2009	-	-	-	-	-	-
	2008	-	-	-	-	-	-

(1) The reported compensation for Dr. Hosseinion and Dr. Vazquez is a fixed annual amount and is generated from patient care activities.

(2) Mr. DeWinter joined the Company on August 1, 2008. On December 28, 2010, Mr. DeWinter announced his retirement, effective December 31, 2010.

(3) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(4) Mr. Francis was appointed as Chief Financial Officer, effective December 31, 2010. Prior to being appointed Chief Financial Officer, Mr. Francis served as the Executive Vice President of Business Development and Strategy. Mr. Francis will continue to serve in that function as well as Chief Financial Officer.

Employment Agreements

On September 4, 2008, Apollo Medical Management, Inc. executed an employment agreement with Jilbert Issai, M.D., to provide services as Senior Vice President. The agreement is for an initial one-year term with provision for successive one-year periods. Under the agreement, Doctor Issai is entitled to a nominal salary and may be granted options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $.15 per share when and if the Company is to adopt a stock compensation plan.

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

On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that own, in the aggregate, approximately 70% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings Inc., 2010 Equity Incentive Plan. Subject to the adjustment provisions of the 2010 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the 2010 Plan. During the fiscal year ended January 31, 2011, 1,150,000 options were granted to management, directors and independent contractors of which 616,666 were exercisable as of January 31, 2011 at an exercise price of $0.15 per stock option.

Director Compensation

On October 27, 2008, we entered into a Director Agreement with Suresh Nihalani. Under the agreement, Mr. Nihalani has the right to receive up to 400,000 shares of common stock, issued ratably over a 36 month period commencing December 2008 so long as Mr. Nihalani continues to serve as a director. As of January 31, 2011, 188,887 shares had been issued pursuant to the agreement. Mr. Nihalani also receives $1,000 for each meeting of the Board of Directors and $1,200 per day for any time Mr. Nihalani is required to travel out-of-town on behalf of the Company.

On July 16, 2010, the Director Agreement with Mr. Nihalani was amended to modify the manner in which Mr. Nihalani received shares from that date forward. Under the terms of the amended contract, Mr. Nihalani purchased 211,113 “Purchased Shares” of the Company’s Common Stock at a purchase price of $0.001 per share. The Purchased Shares are restricted securities under the Securities Act of 1933 (the “1933 Act”) and may not be resold or transferred unless the Purchased Shares are first registered under the federal securities laws or unless an exemption from such registration is available.

The Corporation shall not be required (i) to transfer on its books any Purchased Shares that have been sold or transferred in violation of the provisions of this section or (ii) to treat as the owner of the Purchased Shares, or otherwise to accord voting or dividend rights to, any transferee to whom the Purchased Shares have been transferred in contravention of the Directors Agreement, including this Amendment.

All of our remaining directors are named executive officers whose compensation is fully reflected in the Summary Compensation Table. None of our remaining directors received any compensation solely for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Suresh Nihalani	$3,000	$30,067	0	0	0	0	$33,067

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the year of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2011, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned. As of April 30, 2011, there were 28,985,774 shares of the Company’s common stock issued and outstanding, of which 4,892,236 are free trading shares and 24,093,538 are restricted shares.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)
Certain Beneficial Owners:
	-	-

Directors/Named Executive Officers:
Warren Hosseinion, M.D.	9,123,387	31.4%
Adrian Vazquez, M.D	9,123,387	31.4%
A. Noel DeWinter	250,000	—
Suresh Nihalani	400,000	1.4%
Kyle Francis	1,100,000	3.8%
All Named Executive Officers and Directors as a group (4 persons)	19,646,774	67.8%

(1) Unless otherwise indicated, the business address of each person listed is c/o Apollo Medical Holdings, Inc., 450 N. Brand Blvd., Suite 600, Glendale, California 91203.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of April 30, 2011. AMH is 100% owned by Dr Hosseinion and Dr. Vazquez. Dr. Hosseinion and Dr. Vazquez are officers and Directors of Apollo.
(3) The percentages are calculated based on the actual number of shares issued and outstanding as of April 30, 2011, which is 28,985,774.

Equity Compensation Plan Information

The following table provides information, as of January 31, 2011, with respect to all of our compensation plans under which equity securities are authorized for issuance :

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders

Equity compensation plans not approved by stockholders (1)	1,150,000	$0.15	3,850,000

Total	1,150,000		3,850,000

(1) The amounts reported include: (i) 250,000 shares of common stock issued to A. Noel DeWinter, the Company’s Chief Financial Officer, pursuant to an employment agreement with the Company, dated September 10, 2008; (ii) a stock award of 400,000 shares to Kaneohe (Kyle Francis) of which 50,000 shares were issued under a consulting contract signed October 22, 2008, and 700,000 shares issued under a contract dated March 15, 2009; (iii) up to 400,000 shares of common stock issuable to Suresh Nihalani under a director agreement with the Company, dated as October 27, 2008. On July 16, 2010, the Director Agreement with the Company was amended. Under the terms of the amendment, Mr. Nihalani purchased 211,113 shares of the Company’s common stock at a purchase price of $0.001. Prior to the amendment, and as of January 31, 2011, 188,887 shares had vested under the Director Agreement; and (iv) 10,000 shares granted to an employee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the twelve months ended January 31, 2011 and 2010, the Company generated revenue of $577,000 and $395,135, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

Director Independence

Our common stock is quoted on the OTCQB electronic trading platform, which does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for director independence under the NASDAQ stock market’s listing standards, which defines an independent director as “a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board. Based on the foregoing standards, we have determined that Suresh Nihalani is our only “independent” director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by Kabani and Company to us for the fiscal years ended January 31, 2011 and January 31, 2010 were as follows:

	Fiscal Year Ended 1/31/2011	Fiscal Year Ended 1/31/2010
Audit fees	$27,000	$35,000
Audit-related fees	-	-
Tax fees(1)	$-	-
All other fees	-	-
Total	$27,000	$35,000

(1) Tax Returns for the Company were completed by a local CPA firm. The Company paid $1,200 to such firm for 2011 and $1,200 for 2010.

Notes:
(A) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2010 and 2011 fiscal years.

(B) Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(C) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2011, beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

Number	Exhibit
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10 filed on April 19, 1999, and incorporated herein by reference).
3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
3.3	Bylaws (filed as an exhibit to Registration Statement on Form 10 filed on April 19, 1999, and incorporated herein by reference).
4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference)
4.2
Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).

10.2
Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Quarterly Report on Form 10-Q on December 22, 2008, and incorporated herein by reference).

10.3	Director Agreement, dated October 27, 2008, between the Company and Suresh Nihalani. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference)

10.4
Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K on May 18, 2009, and incorporated herein by reference).

10.5	2010 Equity Compensation Plan (filed as an exhibit to Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
21.1	Subsidiaries of Apollo Medical Holdings, Inc.*
23.1	Consent of Kabani and Company. *
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: May 16, 2011	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ADRIAN VAZQUEZ, M.D.	President and Chairman of the Board	May 16, 2011
Adrian Vazquez, M.D.

/S/ KYLE FRANCIS	Chief Financial Officer	May 16, 2011
Kyle Francis

FINANCIAL STATEMENTS - TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Apollo Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc as of January 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,397,363 as of January 31, 2011, working capital of $1,104,738 and cash flows used in operating activities of $245,031. This factor, as discussed in Note 3 to the financial statements raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matter are also described in Note 3. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California
May 16, 2011

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

	January 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$397,101	$665,737
Accounts receivable, net	704,971	457,517
Receivable from officers	24,873	23,483
Due from affiliate	3,900	2,850
Prepaid expenses	29,138	30,165
Prepaid financing cost, current	37,500	37,500
Total current assets	1,197,483	1,217,251

Prepaid financing cost, long term	39,500	76,563
Property and equipment – net	21,593	11,627

TOTAL ASSETS	$1,258,139	$1,305,441

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$92,745	$104,252
Total current liabilities	92,745	104,252

Convertible notes	1,248,588	1,247,582
Total liabilities	1,341,333	1,351,834

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 27,635,774 and 27,041,328 shares issued and outstanding as on January 31, 2011 and 2010, respectively	27,636	27,041
Additional paid-in-capital	1,058,418	939,483
Accumulated deficit	(1,397,363)	(1,241,031)
Total	(311,309)	(274,507)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(83,194)	(46,393)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,258,139	$1,305,441

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

	For the years ended
	January 31,
	2011	2010

REVENUES	$3,896,584	$2,441,452
COST OF SERVICES	3,314,722	1,813,944
GROSS REVENUE	581,862	627,508

Operating expenses:
General and administrative	566,649	694,319
Depreciation	11,198	35,704
Total operating expenses	577,847	730,023

INCOME (LOSS) FROM OPERATIONS	4,015	(102,515)

OTHER EXPENSES:
Interest expense	(126,431)	(53,128)
Financing cost	(37,500)	(39,938)
Other income	5,185	300
Total other expenses	158,746	92,766

LOSS BEFORE INCOME TAXES	(154,731)	(195,280)

Provision for income tax	1,600	800

NET LOSS	$(156,331)	$(196,280)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	27,490,476	26,491,052

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

	Common Stock			Non- controlling	Accumulated	Stockholder's
	Shares	Amount	APIC	Interest	Deficit	Deficit
Balance at January 31, 2009	25,870,220	$25,870	$550,058	$228,115	$(1,044,951)	$(240,909)
Shares issued for service	804,443	804	183,139	-	-	183,943
Shares issued for financing cost	100,000	100	3,900	-	-	4,000
Shares issued for convertible notes payable	266,665	267	199,733	-	-	200,000
Unamortized warrant discount	-	-	2,653	-	-	2,653
Net Loss	-	-	-	-	(196,080)	(196,080)
Balance at January 31, 2010	27,041,328	27,041	939,483	228,115	(1,241,031)	(46,393)
Shares issued for service	594,446	595	46,783	-	-	47,378

Non-cash stock-based compensation charges	-	-	72,152	-	-	72,152
Net Loss	-	-	-	-	(156,331)	(156,331)
Balance at January 31, 2011	27,635,794	$27,636	$1,058,418	$228,115	$(1,397,362)	$(83,194)

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

	Years ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,331)	$(196,080)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	11,198	35,703
Bad debt expense	42,908	114,358
Issuance of shares for services	47,378	183,944
Shares issued as finance charge	-	4,000
Stock option expense	72,152	-
Amortization of debt discount	1,006	235
Changes in assets and liabilities:
Accounts receivable	(290,363)	(316,208)
Prepaid financing cost	37,500	(114,063)
Prepaid expenses	1,027	(5,140)
Accounts payable and accrued liabilities	(11,507)	(44,889
Net cash used in operating activities	(245,031)	(338,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	(21,165)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of line of credit	-	(198,000)
Due from related parties	(2,440)	(24,283)
Proceeds from/(payment to) related parties	-	(98,000)
Proceeds from/(payment to) convertible notes	-	1,240,000

Net cash (used) provided by financing activities	(2,440)	919,717

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(268,636)	581,576

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	665,737	84,161

CASH & CASH EQUIVALENTS, ENDING BALANCE	$397,101	$665,737

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Interest paid during the year	$125,425	$53,128
Taxes paid during the year	$1,600	$1,600

NON-CASH SUPPLEMENTAL DISCLOSURE
Conversion of convertible notes payable to equity	$-	$200,000
Convertible note payable due and classified in accrued liabilities	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Critical Accounting Policies

Apollo Medical Holdings, Inc. (“Apollo or the Company”) is a medical management holding company that focuses on managing the provision of hospital-based medicine. The Company’s wholly-owned subsidiary, Apollo Medical Management, Inc. (“AMM”) operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements, which presently consist of ApolloMed Hospitalists (“AMH”) and Apollo Medical Associates (“AMA”). AMH is owned by an officer, director and major shareholder of the Company,

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying statements reflect the consolidation of AMM and AMH, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. All intercompany balances and transactions have been eliminated in consolidation

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Concentrations

During the twelve month period ended January 31, 2011, the Company had three major customers, which contributed 36%, 20% and 12% of revenue. As of January 31, 2011, the total receivables from these customers amounted to $170,638, $167,799 and $88,580, respectively.

During the twelve month period ended January 31, 2010, the Company had three major customers, which contributed 28%, 13% and 11% of revenue. As of January 31, 2010, the total receivables from these customers amounted to $159,348, $75,145 and $65,250, respectively.

Stock-Based Compensation

Employee Stock Options and Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. For options granted during the years ended January 31, 2011, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

Year ended January 31, 2011
Weighted average risk-free interest rate	1.9%
Dividend yield	0%
Volatility factor of the expected market price of the Company's common stock	80%
Weighted average live	10.0 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the expected useful life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The estimated weighted average fair value of options granted during the years ended January 31, was $0.011 As of January 31, 2011, there was approximately $54,348 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of one year.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s operating results for the years ended January 31, 2011 was 72,152, for non-cash stock-based compensation for options issued to consultants and other non-employees.

There was no option granted during January 31, 2010.

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the years ended January 31, 2011 and 2010.

Basic and Diluted Earnings Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net loss per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net loss by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

Cash and Cash Equivalents and Concentration of Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash and cash equivalents at January 31, 2011, include cash in bank representing the Company’s current operating account and $398,198 in a brokerage money market account.

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

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”)). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of January 31, 2011, the Company had federal and California tax net operating loss carryforwards of approximately $1,269,000 and $1,118,000, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2027 through 2030.

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

The Company’s deferred tax assets as of January 31, 2011 and January 31, 2010, consist primarily of net operating loss carryforwards. A valuation allowance of $304,800 and $277,700 as of January 31, 2011 and 2010, respectively, has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $27,100 from January 31, 2010 to January 31, 2011 relates primarily to the utilization of net operating loss carryforwards.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

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

3. Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements,, the Company has an accumulated deficit of $1,397,363 as of January 31, 2011. In addition, the Company has a total stockholders’ deficit of $83,194 and a negative net cash flow operating activities for the twelve months ended January 31, 2011 of$245,031.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the private placement provide funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives.  Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through January 31, 2012 and beyond. The Company also anticipates generating more revenue through new hospitalist, care management contracts and mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

4. Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of January 31, 2011, Accounts Receivable totals $704,971, net of a provision for bad debt expense of $34,746, and represents amounts invoiced by AMH. Accounts Receivable was $457,517, net of the provision for bad debt expense of $110,976, on January 31, 2010.

5. Receivable from officers

Other receivables of $24,873 and $23,483 at January 31, 2011 and 2010, respectively, represent amounts due the Company from two officers.  These balances were interest free, due on demand, and insecure.

6. Due from Affiliate

Due from affiliate totals $3,900 and $2,850 as of January 31, 2011 and January 31, 2011, respectively, and represents amounts due from AMA, an unconsolidated Affiliate of the Company. These balances were interest free, due on demand, and insecure.

7. Prepaid Expenses

Prepaid Expenses of $29,138 and $30,165 as of January 31, 2011 and January 31, 2010, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

8.  Prepaid financing cost

Unamortized financing cost of $76,563 and $114,063 as of January 31, 2011 and 2010, respectively, represents the unamortized financing cost associated with 1 0% Senior Subordinated Callable Convertible Notes due January 31, 2013, $125,000 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. Property and Equipment

Property and Equipment consist of the following:

	January 31, 2011	January 31, 2010
Website	$4,568	$-
Computers	13,912	13,912
Software	155,039	138,443
Machinery and equipment	50,815	50,815
Gross Property and Equipment	224,334	203,170
Less accumulated depreciation	(202,741)	(191,543)
Net Property and Equipment	$21,593	$11,627

Depreciation expense was $11,198 and $35,704 for the twelve month periods ended January 31, 2011 and 2010, respectively.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	January 31, 2011	January 31, 2010
Accounts payable	$35,815	$32,460
D&O insurance payable	10,913	8,210
Accrued interest
Accrued professional fees	5,483	22,141
Accrued payroll and income taxes	40,534	41,441
Accrued shares to be issued for note conversion	-	-
Accrued shares issued for services	-	-
Total	$92,745	$104,252

11.  Long-term Debt

The Company’s long-term debt consist of the following:

	January 31, 2011	January 31, 2010
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,248,588	$1,247,582

Total long-term debt	$1,248,588	$$1,247,582
Less: Current Portion	_	_

Total	$1,248,588	$$1,247,582

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

The following table represents the principal repayments of all the outstanding debt as of January 31, 2011:

Year ending January 31,

2012	$-
2013	1,250,000

12. Related Party Transactions

During the twelve months ended January 31, 2011 and 2010, the Company generated revenue of $577,000 and $395,135, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

13  Non-Controlling Interest

The Company recorded AMH owner ship interest in the accompanying financial statements as Non-Controlling Interest of $228,115 at January 31, 2011 and January 31, 2010.

14. Stockholder’s Equity
The Company issued a total of 594,446 common shares in the twelve months ended January 31, 2011, including 383,333 shares in the first quarter ended April 30, 2010 and 211,113 shares issued in the second quarter ended July 31, 2010. Of the 594,446 shares issued, 244,446 were issued to officers and directors and 350,000 shares were issued to Kanehoe Advisors. The total shares of 594,446 were valued at $47,378 based on the fair value of shares at issuance dates.

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

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2010	$—	2,125,803
Granted	—	—
Exercised	—	—
Lapsed	—	470,470

Outstanding at January 31, 2011	$—	1,655,333

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.500	155,333	1.74	155,333	$1.50
$0.250	1,250,000	4.75	1,250,000	$0.25
$0.250	250,000	4.75	250,000	$0.25

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

2010 Equity Incentive Plan

On March 4, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan (the “Plan”). The Plan provides for the granting of the following types of awards to persons who are employees, officers, consultants, advisors, or directors of our Company or any of its affiliates:

Under the Plan, the Company may issue a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, nonqualified stock options, restricted stock grants and stock appreciation rights. The exercise price of stock options offered under the Plan shall not be less than the fair market value of the Company’s common stock on the date of the grant. The exercise price of an ISO granted to any person who owns, directly or by attribution under the Code (currently Section 424(d)), stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any affiliate (a “10% Stockholder”) shall in no event be less than 110% of the fair market value (determined in accordance with Section 6.1.10) of the stock covered by the option at the time the option is granted.

Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan. Options granted under the Plan generally vest over a three-year period and generally expire five years from the date of grant.

As of January 31, 2010, options to purchase an aggregate of 616,666 shares of common stock were exercisable under the Company’s stock option Plan. During the year ended January 31, 2010, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plans for the year ended January 31, 2011 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 31, 2010
Granted	1,150,000	$0.15
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, January 31, 2011	1,150,000	$0.15	9.9 years	$	_
				_
Vested and expected to vest	1,150,000	$0.15	9.9 years	$
Exercisable, January 31, 2011	666,616	$0.15	9.9 years	$	_

As January 31, 2011, options available for future grant under the Plan amounted to 3,850,000.

Information regarding stock options outstanding at January 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at January 31, 2011	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at January 31, 2010	Weighted average exercise price
$0.15	1,150,000	9.4 years	$0.15	666,616	$0.15
	1,150,000	9.4 years	$0.15	666,616	$0.15

15. Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis is compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2010, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares.

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

16. Subsequent Events

On February 15, 2011, Apollo Medical Holdings, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock (the “Acquisition”) of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders. Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “Initial Shares”). In addition, if the gross revenues of AHI and an affiliated entity (the “Aligned Division”) exceed $1,000,000 on or before February 1, 2012, then the Company will be obligated to issue an additional 1,000,000 shares of common stock (the “Contingent Shares”). Moreover, the Company will be obligated to issue up to an additional 3,500,000 shares of common stock (the “Earn-Out Shares” and, collectively with the Initial Shares and the Contingent Shares, the “Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time. If, prior to February 15, 2012, AHI has not entered into an agreement for the provision of certain services to a hospital or certain other health organizations that has a term of at least one year and provides aggregate net revenues to AHI of at least $1,000,000, the Company will have the right to repurchase all of the Initial Shares for $0.05 per share, at which time the Company’s obligation to issue any further Shares would terminate.

The Company issued and sold the Initial Shares on February 16, 2011 in connection with the closing of the Acquisition. In addition, the Company is obligated to issue the Contingent Shares and the Earn-Out Shares if and when the performance criteria described in Item 1.01 above are met. The consideration received by the Company for the Shares was all of the issued and outstanding shares of capital stock of AHI. The Initial Shares were issued, and the Earn-Out Shares and Contingent Shares, if any are issued, will be issued, pursuant to Rule 506 of Regulation D. Each of the purchasers of the Shares is an accredited investor, as defined in Rule 501 of Regulation D, and the issuance and sale of the Shares was conducted by direct negotiations without any advertising or general solicitation.