Form 10-Q
period 2011-04-30
Apollo Medical Holdings, Inc.
filed 2011-06-20
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-25809

APOLLO MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8046599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

450 N. Brand Blvd., Suite 600
Glendale, California 91203
(Address of principal executive offices)

(818) 396-8050
Issuer’s telephone number:

 (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒ Yes ☐  No  .

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes ☒  No

As of June 20, 2011, there were 28,985,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE  MONTHS ENDED APRIL 30, 2011 AND 2010

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements – Unaudited

	Condensed Consolidated Balance Sheet As of April 30, 2011 and January 31, 2011	3
	Condensed Consolidated Statements of Operations For the Three months ended April 30, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows For the Three months ended April 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Control and Procedures.	16

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17-18

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2011	January 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$281,869	$397,101
Accounts receivable, net	692,403	704,971
Receivable from officers	24,873	24,873
Due from affiliate	4,700	3,900
Prepaid expenses	17,227	29,138
Prepaid financing cost, current	37,500	37,500
Total current assets	1,058,572	1,197,483

Prepaid financing cost, long term	29,688	39,063
Property and equipment – net	18,300	21,593
Intangible assets	577,500	-
TOTAL ASSETS	$1,684,060	$1,258,139

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$99,562	$92,745
Contingent consideration payable (see Note 16)	367,500	-
Total current liabilities	467,062	92,745

Convertible notes	1,248,789	1,248,588
Total liabilities	1,715,851	1,341,333

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 28,985,774 and 27,635,774 shares issued and outstanding as on April 30, 2011 and January 31, 2011, respectively	28,986	27,636
Additional paid-in-capital	1,337,401	1,058,418
Accumulated deficit	(1,626,293)	(1,397,363)
Total	(259,906	(311,309)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(31,791)	(83,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,684,060	$1,258,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2011 AND 2010
(UNAUDITED)

	For the three month periods ended April 30,
	2011	2010

REVENUES	$1,039,693	$802,885
COST OF SERVICES	947,489	674,686
GROSS REVENUE	92,204	128,199

OPERATING EXPENSES:
General and administrative	276,355	85,192
Depreciation	3,293	3,006
Total operating expenses	279,648	88,198

PROFIT/(LOSS) FROM OPERATIONS	(187,444)	40,001

OTHER EXPENSES:
Interest expense	(31,574)	(31,523)
Financing cost	(9,375)	(9,375)
Other expense	1,063	854
Total other expenses	(39,886)	(40,044)

LOSS BEFORE INCOME TAXES	(227,330)	(43)

Provision for income tax	1,600	800

NET LOSS	$(228,930)	$(843)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	28,648,134	27,229,655

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED APRIL 30, 2011 AND 2010
(UNAUDITED)

	For three month periods ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228,930)	$(843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,293	3,006
Bad debt expense	-	(60,647)
Issuance of shares for services	63,000	30,066
Non-cash stock option expense	7,333	-
Amortization of debt discount	201	202
Changes in assets and liabilities:
Accounts receivable	12,568	(135,510)
Prepaid financing cost	9,375	9,376
Prepaid expenses	11,911	7,344
Accounts payable and accrued liabilities	6,817	(8,824)
Net cash used in operating activities	(114,432)	(155,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	-	(4,568)
Due from related parties	(800)	(800)
Net cash used in investing	(800)	(5,368)

NET DECREASE IN CASH & CASH EQUIVALENTS	(115,232)	(161,197)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	397,101	665,737

CASH & CASH EQUIVALENTS, ENDING BALANCE	$281,869	$504,540

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the quarter	$123	$71
Taxes paid during the quarter	$1,600	$1,600

NONCASH FINANCING ACTIVITIES
Common stock issue for acquisition of AHI (see Note 16)	$210,000	$-
Contingent consideration payable (see Note 16)	$367,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Merger

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

On February 15, 2011, the Company completed a merger ("Merger"), whereby Aligned Healthcare Group, Inc. became a wholly-owned subsidiary of Apollo Medical Holdings, Inc. The Merger was effected pursuant to Stock Purchase Agreement, dated February 15, 2011, by and among Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock (the “Acquisition”) of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders.  AHI is engaged in the business of operating 24-hour physician call centers and provides specialized care management services (See Note 16).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Apollo in accordance with U.S. generally accepted accounting principles for interim financial statements.  The statements consist solely of the management company, Apollo Medical Holdings, Inc. prior to August 1, 2008.  Commencing with the Company’s third quarter on August 1, 2008, and concurrent with the execution of the Management Services Agreement, the statements reflect the consolidation of AMM, AMH and AHI, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements.  In management’s opinion, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the results of the interim periods are reflected herein. Operating results for the three month period ended April 30, 2011 are not necessarily indicative of future financial results.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes presented herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

Intangible Assets

Definite-life intangible assets are regularly reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment is assessed by comparing the carrying amount of an asset with its expected future net undiscounted cash flows from use plus its residual value. If such an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value, generally determined on a discounted cash flow basis.

Reclassification

Certain comparative amounts have been reclassified to conform to the three month periods ended April 30, 2011 and 2010.

Fair Value of Financial Instruments

ASC Codification Topic 820 – Fair Value Measurements and Disclosures, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as April 30, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. We follow a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2:  Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive from each billing and properly record revenue. The Company’s three largest contracts accounted for 41.8%, 23.2% and 9.9%, respectfully in the three months ended April 30, 2011.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company adopted ASU 2010-29 during the first interim reporting period of 2011 as it relates to pro-forma disclosure of the Company’s acquisitions.  The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) was issued in December 2010.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company adopted ASU 2010-28 for the quarter ending March 31, 2011.

Employee Stock Options and Stock-based Compensation

The Company’s  2010 Equity Incentive Plan (the “Plan”) provides for the granting of the following types of awards to persons who are employees, officers, consultants, advisors, or directors of our Company or any of its affiliates:

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

Stock options and warrants issued as compensation for services to be provided to the Company by non-employees are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. This expense is a non-cash charge and has no impact on the Company’s available cash or working capital.

There were no stock options issued or exercised during the three months ended April 30, 2011 or 2010.  The Company issues new shares to satisfy stock option exercises.

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

Cash and Cash Equivalents

Cash and cash equivalents at April 30, 2011 was  $281,869 and included cash in bank representing the Company’s current operating account and $264,868 in a brokerage money market account.

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

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,626,293 as of April 30, 2011. In addition, the Company has a total stockholders’ deficit of $31,791 and a negative net cash flow operating activities for the twelve months ended April 30, 2011 of $114,432.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the private placement of convertible notes  which have provided funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives.  Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs through January 31, 2012 and beyond. The Company also anticipates generating more revenue through new hospitalist, care management contracts and mergers and acquisitions. No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

4.  Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of April 30, 2011, Accounts Receivable totals $692,403, net of a provision for bad debt expense of $34,746, and represents amounts invoiced by AMH. Accounts Receivable was $704,971, net of the provision for bad debt expense of $34,746, on January 31, 2011.

5.  Other Receivables

Other receivables total $24,872 and represent amounts due the Company from two officers. These balances are due on demand, non-interest bearing and are unsecured.

6.  Due from affiliate

Due from affiliate totals $4,700 and $3,900 as of April 30, 2011 and January 31, 2011, respectively, and represents amounts due from AMA, an unconsolidated Affiliate of the Company.  These balances are due on demand, non-interest bearing and are unsecured.

7.  Prepaid Expenses

Prepaid Expenses of $17,228 and $29,138 as of April 30, 2011 and January 31, 2011, respectively, are amounts prepaid for medical malpractice insurance and Director’s and Officer’s insurance.

8.  Prepaid Financing Cost

Unamortized financing cost of $67,188 on April 30, 2011 and $76,563 as of January 31, 2011 represent the financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013, $125,000 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. Property and Equipment

Property and Equipment consists of the following as of :

	April 30, 2011	January 31, 2011

Website	$4,568	$4,568
Computers	13,912	13,912
Software	155,039	155,039
Machinery and equipment	50,815	50,815
Gross Property and Equipment	224,334	224,334
Less accumulated depreciation	(206,034)	(202,741)
Net Property and Equipment	$18,300	$21,593

Depreciation expense was $3,293 and $3,006 for the three month periods ended April 30, 2011 and 2010, respectively.

10.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	April 30, 2011	January 31, 2011
Accounts payable	$49,507	$35,815
D&O insurance payable	2,749	10,913
Accrued interest	31,250	-
Accrued professional fees	10,000	5,483
Accrued payroll and income taxes	6,056	40,534
Total	$99,562	$92,745

11.  Long-term Debt

The Company’s long-term debt consisted of the following:

	April 30,	January 30,
	2011	2011
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,248,789	$1,248,588
Total long-term debt	$1,248,789	$1,248,588
Less: Current Portion
Total	$1,248,789	$1,248,588

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

The 10% Notes were sold through an Agent in the form of a Unit. Each Unit was comprised of one 10% Senior Subordinated Callable Note with a par value of $25,000, and one five-year warrant to purchase 25,000 shares of the Company’s common stock. The purchase price of each Unit was $25,000, resulting in gross proceeds of $1,250,000.

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

On or after January 31, 2012, the Company may, at its option, upon 60 days notice to both the Noteholders and the placement agent, redeem all or a portion of the notes at a redemption price in cash equal to 102% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on granted date and $1,211 as of April 30, 2011.

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

The Company recorded interest expense of $ 31,250 and $31,250 related to these notes for the three months ended April 30, 2011 and 2010.

12.  Related Party Transactions

During the three months ended April 30, 2011 and 2010, the Company generated revenue of $110,000 and $105,000, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

During the three months ended April 30, 2011, the Company  issued 350,000 shares valued at $63,000 to the chief financial officer for consulting service. (see Note 15)

13.  Non-Controlling Interest

The Company recorded AMH ownership interest in the accompanying financial statements as Non-Controlling Interest of $228,115 at April 30, 2011 and January 31, 2011.

14.  Stockholder’s Equity

In the first quarter ended April 30, 2011, the Company issued 1,350,000 common shares, bringing the total outstanding shares to 28,985,774.  A total of 350,000 shares were issued to Kanehoe Advisors and 1,000,000 shares were issued in connection with the acquisition of Aligned Healthcare Group, Inc. (see Note 16).  The 1,350,000 shares were valued at $273,000 based on the fair value of shares at issuance date.

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

Warrants outstanding:

No warrants were issued by the Company in the quarter ended April 30, 2011.

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2011	$—	1,655,333
Granted	—	-
Exercised	—	—
Cancelled	—	—

Outstanding at April 30, 2011	$—	1,655,323

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.500	155,333	0.49	155,333	$1.50
$0.250	1,250,000	3.51	1,250,000	$0.25
$0.250	250,000	3.51	250,000	$0.25

Options outstanding:

Stock option transactions under the Company’s stock option plans for the three months ended April 30, 2011 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 31, 2011	1,150,000	$0.15		-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, April 30, 2011	1,150,000	$0.15	9.6 years	$55,500

Exercisable, April 30, 2011	666,616	$0.15	9.6 years	$55,500

The Company did not issue any stock options during the three months ended April 30, 2011 and 2010, respectively.

15. Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis is compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2011, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. Mr. Francis was named Chief Financial Officer on December 31, 2010. Mr. Francis shares was increased to $11,000 per month.

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

16. Acquisition

On February 15, 2011, Apollo Medical Holdings, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock and associated Intellectual property and related intangibles (the “Acquisition”) of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders. Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “Initial Shares”) and are included in the number of shares outstanding. In addition, if the gross revenues of AHI and an affiliated entity (the “Aligned Division”) exceed $1,000,000 on or before February 1, 2012, then the Company will be obligated to issue an additional 1,000,000 shares of common stock (the “Contingent Shares”). Moreover, the Company will be obligated to issue up to an additional 3,500,000 shares of common stock (the “Earn-Out Shares” and, collectively with the Initial Shares and the Contingent Shares, the “Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time. If, prior to February 15, 2012, AHI has not entered into an agreement for the provision of certain services to a hospital or certain other health organizations that has a term of at least one year and provides aggregate net revenues to AHI of at least $1,000,000, the Company will have the right to repurchase all of the Initial Shares for $0.05 per share, at which time the Company’s obligation to issue any further Shares would terminate.

Based on our internal estimate of contingent shares to be issued as part of this agreement, we estimated that the total fair value of the common stock shares issued and contingently issuable for this transaction on the acquisition date was $577,500.

The Company has recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets. Based on the Company’s estimation, an initial liability of $367,500 (1,750,000 shares) was recorded. Changes in the fair value of the acquisition-related contingent consideration during the measurement period, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue and net income expected to be achieved and changes in their stock price, are being recognized as an adjustment to the purchase price in the period in which the estimated fair value changes. The accompanying consolidated financial statements include the financial results of these companies from the date of acquisition.

The estimated fair values of net assets acquired and presented below are preliminary and are based on the information that was available as of the acquisition date and prior to the filing of this Quarterly Report on Form 10-Q. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition date.

The following table summarizes the preliminary determination of the purchase price and fair value of AHI’s assets acquired and liabilities assumed at the date of acquisition:

Purchase price calculation:
Common stock issued (1,000,000 shares)	$210,000
Contingent consideration (1,750,000 shares of common stock)	367,500
Fair value of total consideration	577,500

Allocation of purchase price:
Intellectual property and technical know-how	$577,500

AHI’s operations commenced immediately prior to the Company’s acquisition, as the result pro forma information is not presented.  During the quarter ended April 30, 2011, AHI incurred a net loss of $33,621, which is included in the consolidated net loss reported by the Company.  Pro forma basic and earnings per share for the three months ended April 30, 2011 and 2010 are $(0.01) and $(0.00), respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended January  31, 2011, filed with the Securities and Exchange Commission ( SEC) on May 16, 2011.

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

 Acquisitions

During the three months ended April 30, 2011, we entered into a stock purchase agreement with Aligned Healthcare Group. Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “Initial Shares”) and are included in the number of shares outstanding. In addition, if the gross revenues of AHI and an affiliated entity (the “Aligned Division”) exceed $1,000,000 on or before February 1, 2012, then the Company will be obligated to issue an additional 1,000,000 shares of common stock (the “Contingent Shares”). Moreover, the Company will be obligated to issue up to an additional 3,500,000 shares of common stock (the “Earn-Out Shares” and, collectively with the Initial Shares and the Contingent Shares, the “Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time.

In connection with this acquisition, the Company recorded intellectual property and technical know-how of $577,500. Total transaction costs of $37,901 were expensed as incurred during the three months ended April 30, 2011.

Results of Operations and Operating Data

Three Months Ended April 30, 2011 vs. Three Months Ended April 30, 2010

Net revenues for the three months ended April 30, 2011 of $1,039,693 increased $236,808, or 29 percent, over net revenues of $802,885 reported for the three months ended April 30, 2010. Net revenues are comprised of  net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. Increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Physician practice salaries, benefits and other expenses for the three months ended April 30, 2011 were $947,489, at 91% of net revenues compared to $674,686 for the three months ended April 30, 2010, at 84% of net revenues.  Cost of Services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. Increases in physician costs were attributable to start-up losses at new hospital contracts and expansions of services at existing hospitals in the quarter and the hiring of new physicians to support new contracts.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses were $276,355, at 27% of net revenues, for the three months ended April 30, 2011. General and Administrative expenses were $85,192 for the three months ended April 30, 2010, at 11% of net revenues. The increase in expense is primarily the result of increased costs to support the continuing growth of our operations, new office equipment, and severance pay for one employee in the quarter. In addition, the Company experienced start-up losses of $33,621 at AHI during the three months ended April 30, 2011. The Company incurred non-cash compensation expenses of $63,000, related to the issuance of shares for service during the three months ended April 30, 2011, compared to $30,066 of such non-cash costs during the three months ended April 30, 2010.   In addition, the Company had no change in its bad debt reserve calculation for the three months ended April 30, 2011 compared to favorable write-down of its bad debt reserve of $60,647 in the first quarter of 2010.

Depreciation and amortization expense was $3,293 for the three months ended April 30, 2011, and $3,006 for the comparable three-month period in 2010.

The Company reported a loss from operations of $187,444 for the three months ended April 30, 2011, compared to a profit from operations of $40,001 recorded in the same period of 2010. Net revenues in 2011 continued to benefit from the addition of contracts with hospitals, IPAs and Health plans and the hiring of several additional physicians.  The decrease in operating profits for the three months ended April 30, 2011 is primarily related to increased physician costs to support new contracts and transaction and start-up costs related to the acquisition of AHI.

Interest expense and amortization of financing costs totaled $40,949 for the three months ended April 30, 2011,  compared to interest and financing costs of $40,898 for the three months ended April 30, 2010. Interest expense and financing costs in 2011 included interest on the subordinated borrowings of $31,574, and the amortization of financing costs of $9,375, related to these notes. Interest expense for the three months ended April 30, 2010 of $40,898 represents interest expense paid on the subordinated borrowings of $31,523, and the amortization of financing costs of $9,375, related to subordinated notes.  Net Loss was $228,930 for the three months ended April 30, 2011, compared to a net loss of $843 for the three months ended April 30, 210.  The increase in the net loss for the three months ended April 30, 2011 is primarily related to increased physician costs to support new contracts and transaction and start-up costs related to the acquisition of AHI.

Liquidity and Capital Resources

At April 30, 2011, the Company had cash and cash equivalents of $281,869, compared to cash and cash equivalents of  $397,101 at  January 31, 2011. The cash balance at April 30, 2011 included $264,868 in a money market brokerage account.  There were no short-term borrowings at April 30, 2011 or January 31, 2011.   Long-term borrowings totaled $1,248,789 as of April 30, 2011 and  $1,248,588 on January 31, 2011.

Net cash used in operating activities totaled $114,432 in the three months ended April 30, 2011, compared to net cash used in operations of $155,830 for the comparable three months ended April 30, 2010.  The decrease in accounts receivable and increase in and increase in accounts payable, is the primary cause for the decrease in cash used for operating activities and transaction and start-up losses related with acquisition of AHI for the three months ended April 30, 2010.

Net cash used in operating activities for the three months ended April 30, 2010 of $114,432 was comprised of a net loss of $228,930 for the three month period.  Adjustments for non-cash charges which include depreciation, bad debt expense, shares issued for service and amortization of commission cost and debt discount, used $73,827.  In addition, net changes in operating assets and liabilities provided cash of $40,671.

During the three months ended April 30, 2011, the Company advanced $800 to an affiliated Company.  The Company invested $4,568 to develop a web site and an $800 advance to an affiliated Company in the first quarter of 2010.

Liquidity

We continue to search for investment opportunities and anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of April 30, 2011, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of April 30, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2011.

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

Based on the foregoing materials weaknesses, we have determined that, as of April 30, 2011, that our disclosure controls and procedures are insufficient.  The Company continues to take steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, and for assessing the effectiveness of our disclosure controls and procedures. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended April 30, 2011) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the company.

ITEM 1A. RISK FACTORS
Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2011, Apollo Medical Holdings, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock (the “Acquisition”) of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders. Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock was issued as a private placement pursuant to Section 4(2). Stock Purchase Agreement was filed as an exhibit to Current Form 8-K filed on February 22, 2011 and incorporated herein by reference.

On March 15, 2011, the Company issued 350,000 shares to Kaneohe Advisors LLC (Kyle Francis). The shares were issued as a private placement pursuant to Section 4(2). See Note 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

10.8	Aligned Healthcare, Inc. Stock Purchase Agreement (filed as an exhibit to Current Form 8-K filed on February 22, 2011 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: June 20, 2011	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: June 20, 2011	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer