Form 10-Q
period 2011-07-31
Apollo Medical Holdings, Inc.
filed 2011-09-14
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes ☒  No

As of September 10, 2011, there were 29,335,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE  AND SIX MONTHS ENDED JULY 31, 2011 AND 2010

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements – Unaudited

	Condensed Consolidated Balance Sheet As of July 31, 2011 and January 31, 2011	3
	Condensed Consolidated Statements of Operations For the Three and Six months ended July 31, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows For the Six months ended July 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Control and Procedures.	16

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17-18

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31,	January 31,
	2011	2011
CURRENT ASSETS
Cash and cash equivalents	$343,150	$397,101
Accounts receivable, net	708,620	704,971
Receivable from officers	24,866	24,873
Due from affiliate	4,700	3,900
Prepaid expenses	14,180	29,138
Prepaid financing cost, current	37,500	37,500
Total current assets	1,133,016	1,197,483

Prepaid financing cost, long term	20,312	39,063
Property and equipment – net	15,720	21,593
Intangible assets	577,500	-
TOTAL ASSETS	$1,746,548	$1,258,139

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$277,349	$92,745
Contingent consideration payable (see Note 16)	367,500	-
Total current liabilities	644,849	92,745

Convertible notes	1,248,990	1,248,588
Total liabilities	1,893,839	1,341,333

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 28,985,774 and 27,635,774 shares issued and outstanding as on July 31, 2011 and January 31, 2011, respectively	28,986	27,636
Additional paid-in-capital	1,344,734	1,058,418
Accumulated deficit	(1,749,126)	(1,397,363)
Total	(375,406)	(311,309)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(147,291)	(83,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,746,548	$1,258,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIOD ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	For the Three Month Period ended		For the Six Month Period ended
	July 31,		July 31,
	2011	2010	2011	2010

REVENUES	$1,093,708	$1,039,695	$2,133,400	$1,842,580
COST OF SERVICES	939,336	864,719	1,886,825	1,539,405
GROSS PROFIT	154,371	174,976	246,575	303,175

Operating expenses:
General and administrative	235,130	190,516	511,485	275,708
Depreciation	2,580	2,993	5,873	5,999
Total operating expenses	237,710	193,509	517,358	281,707

PROFIT/(LOSS) FROM OPERATIONS	(83,339)	(18,533)	(270,783)	21,468

OTHER EXPENSES:
Interest expense	(31,603)	(31,465)	(63,177)	(62,988)
Financing cost	(9,375)	(9,375)	(18,750)	(18,750)
Other (income) expense	1,484	(757)	2,546	97
Total other expenses	(39,494)	(41,597)	(79,381)	(81,641)

LOSS BEFORE INCOME TAXES	(122,834)	(60,130)	(350,164)	(60,173)

Provision for income tax	-	-	1,600	800

NET LOSS	$(122,834)	$(60,130)	$(351,764)	$(60,973)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	28,985,774	27,452,197	28,819,752	27,342,771

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIXMONTH PERIODS ENDED JULY 31, 2011 AND 2010
(UNAUDITED)

	For six month periods ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(351,764)	$(60,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,873	5,999
Bad debt expense	-	(64,566)
Issuance of shares for services	63,000	47,167
Non-cash stock option expense	14,666	-
Amortization of prepaid commission cost	18,750	18,750
Amortization of debt discount	402	403
Changes in assets and liabilities:
Accounts receivable	(3,649)	(100,650)
Receivable from officers	7	(182)
Prepaid expenses	14,960	17,599
Accounts payable and accrued liabilities	184,604	10,205
Net cash used in operating activities	(53,151)	(126,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	-	(4,568)
Due from related parties	(800)	(800)
Net cash used in investing	-	(5,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	-	211

NET DECREASE IN CASH & CASH EQUIVALENTS	(53,951)	(131,405)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	397,101	665,737

CASH & CASH EQUIVALENTS, ENDING BALANCE	$343,150	$534,332

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the quarter	$62,500	$62,586
Taxes paid during the quarter	$1,600	$1,600

NONCASH FINANCING ACTIVITIES
Common stock issue for acquisition of AHI (see Note 16)	$210,000	$-
Contingent consideration payable (see Note 16)	$367,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Merger

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

Reclassification

Certain comparative amounts have been reclassified to conform to the three month periods ended July 31, 2011 and 2010.

Fair Value of Financial Instruments

ASC Codification Topic 820 – Fair Value Measurements and Disclosures, requires disclosure of fair value information about financial instruments.  Fair  value  estimates discussed herein are based upon certain market assumptions and pertinent information available to management as July 31, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Credit and Supply Risk

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive from each billing and properly record revenue. The Company’s three largest contracts accounted for 40.9%, 14.1% and 8.4%, respectfully in the three months ended July 31, 2011.

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

Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan.  Options granted under the Plan generally vest over a three-year period and generally expire ten years from the date of grant.

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

There were no stock options issued or exercised during the three and six months ended July 31, 2011 or 2010.  The Company issues new shares to satisfy stock option exercises.

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

Cash and Cash Equivalents

Cash and cash equivalents at July 31, 2011 was  $343,150 and included cash in bank representing the Company’s current operating account and $85,068 in a brokerage money market account.

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

3.  Uncertainty of ability to continue as a going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company continues to incur operating losses and has an accumulated deficit of $1,749,126 as of July 31, 2011. In addition, the Company has a total stockholders’ deficit of $147,291 and generated a negative net cash flow operating activities for the six months ended July 31, 2011 of $53,151.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives. Since the three month period ended April 30, 2011, Management has taken action to strengthen the Company's working capital position which will allow the Company to  generate sufficient cash to meet its operating needs through January 31, 2012 and beyond. The Company has implemented a cost savings initiative to reduce operating expenses and is currently exploring alternative sources of equity and debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing. In addition, the losses the Company has generated in 2012, are primarily the result of additional costs incurred in connection with  our acquisition of AHI and physician costs added in anticipation of new revenue generated through new hospitalist and care management contracts.

 No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

4.  Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of July 31, 2011, Accounts Receivable totals $708,620, net of a provision for bad debt expense of $34,746, and represents amounts invoiced by AMH. Accounts Receivable was $704,971, net of the provision for bad debt expense of $34,746, on January 31, 2011.

5.  Other Receivables

Other receivables total $24,866 and represent amounts due the Company from two officers. These balances are due on demand, non-interest bearing and are unsecured.

6.  Due from affiliate

Due from affiliate totals $4,700 and $3,900 as of July 31, 2011 and January 31, 2011, respectively, and represents amounts due from AMA, an unconsolidated Affiliate of the Company.  These balances are due on demand, non-interest bearing and are unsecured.

7.  Prepaid Expenses

Prepaid Expenses of $14,180 and $29,138 as of July 31, 2011 and January 31, 2011, respectively, are amounts prepaid for medical malpractice insurance, Director’s and Officer’s insurance and income taxes.

8.  Prepaid Financing Cost

Unamortized financing cost of $57,812 on July 31, 2011 and $76,563 as of January 31, 2011 represent the financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013, $125,000 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. Property and Equipment

Property and Equipment consists of the following as of :

	July 31,	January 31,
	2011	2011

Website	$4,568	$4,568
Computers	13,912	13,912
Software	155,039	155,039
Machinery and equipment	50,815	50,815
Gross Property and Equipment	224,334	224,334
Less accumulated depreciation	(208,614)	(202,741)
Net Property and Equipment	$15,720	$21,593

Depreciation expense was $2,580 and $2,993 for the three month periods ended July 31, 2011 and 2010, respectively.  Depreciation expense was $5,873 and $5,999 for the six month periods ended July 31, 2011 and 2010, respectively.

10.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of:

	July 31,	January 31,
	2011	2011
Accounts payable	$30,825	$35,815
D&O insurance payable	-	10,913
Accrued professional fees	25,009	5,483
Accrued payroll and income taxes	221,515	40,534
Total	$277,349	$92,745

11.  Long-term Debt

The Company’s long-term debt consisted of the following:

	July 31,	January 31,
	2011	2011
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,248,990	$1,248,588
Total long-term debt	$1,248,990	$1,248,588
Less: Current Portion
Total	$1,248,990	$1,248,588

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

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on granted date and $1,010 as of July 31, 2011.

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

Interest expense was $31,603 and $31,465 for the three month periods ended July 31, 2011 and 2010, respectively.  Interest expense was $63,177 and $62,988 for the six month periods ended July 31, 2011 and 2010, respectively.

12.  Related Party Transactions

During the six months ended July 31, 2011, the Company  issued 350,000 shares valued at $63,000 to the chief financial officer for consulting service. (see Note 15)

13.  Non-Controlling Interest

The Company recorded AMH ownership interest in the accompanying financial statements as Non-Controlling Interest of $228,115 at July 31, 2011 and January 31, 2011.

14.  Stockholder’s Equity

In the quarter ended April 30, 2011, the Company issued 1,350,000 common shares, bringing the total outstanding shares to 28,985,774. A total of 350,000 shares were issued to Kanehoe Advisors and 1,000,000 shares were issued in connection with the acquisition of Aligned Healthcare Group, Inc. (see Note 16). The 1,350,000 shares were valued at $273,000 based on the fair value of shares at issuance date.

No shares were issued by the Company in the quarter ended July 31, 2011.

Warrants outstanding:

No warrants were issued by the Company in the quarter ended July 31, 2011.

	Aggregate	Number of
	intrinsic value	warrants
Outstanding at January 31, 2011	$—	1,655,333
Granted	—	-
Exercised	—	—
Cancelled	—	—

Outstanding at July 31, 2011	$—	1,655,323

		Weighted
		average		Weighted
	Warrants	remaining	Warrants	average
Exercise Price	outstanding	contractual life	Exercisable	exercise price
$1.500	155,333	0.24	155,333	$1.50
$0.250	1,250,000	3.25	1,250,000	$0.25
$0.250	250,000	3.25	250,000	$0.25

Options outstanding:

Stock option transactions under the Company’s stock option plans for the six months ended July 31, 2011 are summarized below:

Weighted
Average
		Per Share	Weighted Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value
Balance, January 31, 2011	1,150,000	$0.15		-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, July 31, 2011	1,150,000	$0.15	9.4 years	$30,833

Exercisable, July 31, 2011	666,616	$0.15	9.4 years	$30,833

The Company did not issue any stock options during the three months ended July 31, 2011 and 2010, respectively.

15. Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis is compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2011, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. Mr. Francis was named Chief Financial Officer on December 31, 2010. Mr. Francis compensation  was increased to $11,000 per month.

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

On July 8, 2011, Apollo Medical Holdings, Inc. (the “Company”) entered into a First Amendment to Stock Purchase Agreement (the “Amendment”) with Aligned Healthcare Group, LLC (“Aligned LLC”), Aligned Healthcare Group – California, Inc. (“Aligned Corp.”), Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, which amends in certain respects that certain Stock Purchase Agreement, dated as of February 15, 2011 (the “Purchase Agreement”), among the Company, Aligned LLC, Aligned Corp., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC.  The Amendment provides, among other things, that Aligned LLC and Aligned Corp. may enter into contracts with a specified health insurance provider for the provision of services related to patient care management or the management, administration and operation of 24-hour physician and nursing call centers and post-discharge management (the “Call Center Business”) solely within the State of California, and that the Company and its subsidiaries have the exclusive right, as between the Company and Aligned LLC and Aligned Corp. to enter into other contracts for the provision of services related to the Call Center Business.

In connection with the Amendment, the Company’s wholly owned subsidiary, Aligned Healthcare, Inc. (“AHI”), entered into a Services Agreement, dated as of July 8, 2011 (the “Services Agreement”), with Aligned LLC and Aligned Corp., under which Aligned LLC and Aligned Corp. have agreed that if either entity enters into one or more contracts with a specified health insurance provider relating to the provision of services for the Call Center Business solely within the State of California, then Aligned LLC and Aligned Corp. would remit all revenues, less allowable costs incurred in connection with the provision of such services, to AHI.

17. Subsequent Events

On Aug 2, 2011, Apollo Medical Holdings, Inc. ("Apollo") acquired Pulmonary Critical Care Management, Inc. ("PCCM"), a provider of management services to the Los Angeles Lung Center, as well as the formation of its new Division of Pulmonary and Critical Care Medicine. In exchange for a 100% ownership interest in PCCM, Apollo will issue 350,000 common shares to the shareholders of PCCM. Dr. Babak Abrishami, President of Pulmonary Critical Care Management, Inc. and President of the Los Angeles Lung Center, was named Head of the Division of Pulmonary and Critical Care Medicine.

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

Overview

Apollo is a leading provider of integrated medical management services that improves the efficiency in inpatient care plus multi-disciplinary care management services targeting inefficiencies in healthcare payer and provider networks. Our integrated model combines hospitalist medicine, critical care medicine, 24-hour physician call centers, case management and transition management that offers to help healthcare organizations engage in performance payments for utilization efficiency, quality of care objectives and shared accountability arrangements. The company intends to capitalize on the growing market for hospital-based physicians and care management services. Apollo and its affiliated medical groups have proven expertise in providing excellent and efficient care to hospitalized patients.

 Acquisitions

During the six months ended July 31, 2011, we entered into a stock purchase agreement with Aligned Healthcare Group. Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “Initial Shares”) and are included in the number of shares outstanding. In addition, if the gross revenues of AHI and an affiliated entity (the “Aligned Division”) exceed $1,000,000 on or before February 1, 2012, then the Company will be obligated to issue an additional 1,000,000 shares of common stock (the “Contingent Shares”). Moreover, the Company will be obligated to issue up to an additional 3,500,000 shares of common stock (the “Earn-Out Shares” and, collectively with the Initial Shares and the Contingent Shares, the “Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time.

In connection with this acquisition, the Company recorded intellectual property and technical know-how of $577,500. Total transaction costs of $64,408 were expensed as incurred during the six months ended July 31, 2011.

Results of Operations and Operating Data

Three Months Ended July 31, 2011 vs. Three Months Ended July 31, 2010

Net revenues for the three months ended July 31, 2011 of $1,093,708 increased $54,013, or 5%, over net revenues of $1,039,695 reported for the three months ended July 31, 2010. Net revenues are comprised of  net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. Increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Physician practice salaries, benefits and other expenses for the three months ended July 31, 2011 were $939,336, at 86% of net revenues compared to $864,719 for the three months ended July 31, 2010, at 83% of net revenues.  Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. Increases in physician costs were attributable to start-up losses at new hospital contracts and expansions of services at existing hospitals in the quarter and the hiring of new physicians to support new contracts.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses were $235,130, at 21% of net revenues, for the three months ended July 31, 2011. General and administrative expenses were $190,516 for the three months ended July 31, 2010, at 18% of net revenues. The increase in expense is primarily the result of increased costs to support the continuing growth of our current operations and expansion in new service offerings. The Company experienced start-up losses and transaction costs of $76,757 at AHI during the three months ended July 31, 2011. During the three months ended July 31, 2011, the Company incurred non-cash stock option compensation expenses of $7,333, related to stock option grants previously issued, compared to $30,066 of such non-cash costs during the three months ended July 31, 2010.   In addition, the Company had no change in its bad debt reserve calculation for the three months ended July 31, 2011 compared to an increase in the bad debt reserve of $25,700 for the three months ended July 31, 2010.

Depreciation and amortization expense was $2,580 for the three months ended July 31, 2011, and $2,993 for the comparable three-month period in 2010.

The Company reported a loss from operations of $83,339 for the three months ended July 31, 2011, compared to a loss from operations of $18,553 recorded in the same period of 2010. Net revenues in 2011 continued to benefit from the addition of contracts with hospitals, IPAs and Health plans and the hiring of several additional physicians.  The decrease in operating profits for the three months ended July 31, 2011 is primarily related to increased physician costs to support new contracts, expansion of new service offerings and transaction and start-up costs related to the acquisition of AHI.

Interest expense and amortization of financing costs totaled $40,978 for the three months ended July 31, 2011,  compared to interest and financing costs of $40,840 for the three months ended July 31, 2010. Interest expense and financing costs in 2011 include interest on the subordinated borrowings of $31,250, and the amortization of financing costs of $9,375, related to the subordinated notes. Interest expense for the three months ended July 31, 2010 of $40,840 represents interest expense paid on the subordinated borrowings of $31,465, and the amortization of financing costs of $9,375, related to subordinated notes.  Net loss was $122,834 for the three months ended July 31, 2011, compared to a net loss of $60,130 for the three months ended July 31, 2010.  The increase in the net loss for the three months ended July 31, 2011 is primarily related to increased physician costs to support new contracts, expansion of new service offerings and transaction and start-up costs related to the acquisition of AHI.

Six Months Ended July 31, 2011 vs. Six Months Ended July 31, 2010

Net revenues for the six months ended July 31, 2011 of $2,133,400 increased $290,820, or 16 percent, over net revenues of $1,842,580 reported for the six months ended July 31, 2010. Net revenues are comprised of net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Physician practice salaries, benefits and other expenses for the six months ended July 31, 2011 were $1,886,825, at 88% of net revenues, compared to $1,539,405, at 84% of net revenues, for the six months ended July 31, 2010.  Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The increase in physician costs was attributable to start-up losses on new hospital contracts and expansions of services at new hospitals in the quarter.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. General and administrative expenses were $511,485, at 24% of net revenues, for the six months ended July 31, 2011, an increase of $237,377, compared to general and administrative expenses of $275,708 for the six months ended July 31, 2010, at 15% of net revenues.  The increase in general and administrative expenses for the six months ended July 2011, are attributed to the following.  The Company recorded non-cash compensation expenses of $77,666 for the six months ended July 31, 2011, related to the issuance of shares for service and non-cash stock option compensation expense, an increase of  $30,499, compared to $47,167, of such non-cash costs recorded during the six months ended July 31, 2010.  In addition, the Company incurred start-up and transaction costs of approximately $148,158, related to the acquisition of AHI during the six months ended July 31, 2011.  Also, the Company recorded a reduction in bad debt expense of  $64,566 in the six month period ended July 2010.  Depreciation and amortization expense was $5,873 for the six months ended July 31, 2011, and $5,999 for the comparable six-month period in 2010.

The Company reported a loss from operations of $270,783 for the six months ended July 31, 2011, compared to an income from operations of $21,468 recorded in the same period of 2010. Higher net revenues in 2011 were offset by higher physician and general and administration costs associated added to support continued growth of our operations, expansion of new service offerings and strat-up losses related to the acquisition of AHI.

Interest expense and the amortization of financing costs totaled $81,927 for the six months ended July 31, 2011, compared to interest and financing costs of $81,738 in the six months ended July 31, 2010. Interest expense and financing costs in 2011 included interest on the subordinated borrowings of $63,177, and the amortization of financing costs of $18,750, related to the subordinated borrowings. Interest on the subordinated borrowings of $62,988, and the amortization of financing costs of $18,750, related to the subordinated borrowings.

Apollo reported a net loss of $351,764 for the six months ended July 31, 2011, compared to a net loss of $60,973 for the six months ended July 31, 2010.  The increase in the net loss was the result of the factors discussed above.

Liquidity and Capital Resources

At July 31, 2011, the Company had cash and cash equivalents of $343,150, compared to cash and cash equivalents of  $397,101 at  January 31, 2011. The cash balance at July 31, 2011 included $85,068 in a money market brokerage account.  There were no short-term borrowings at July 31, 2011 or January 31, 2011.  Long-term borrowings totaled $1,248,990 as of July 31, 2011 and  $1,248,588 on January 31, 2011.

Net cash used in operating activities totaled $53,951 in the six months ended July 31, 2011, compared to net cash used in operations of $126,247 for the comparable three months ended July 31, 2010.  The increase accounts receivable and the increase in accounts payable were primary cause for the decrease in cash used for operating activities.   The increase in accounts payable was a result of timing payroll being issued on August 1, 2011.
Net cash used in operating activities for the three months ended July 31, 2010 of $126,247 was comprised of a net loss of $60,973 for the six month period.  Adjustments for non-cash charges which include depreciation, bad debt expense, shares issued for service and amortization of commission cost and debt discount, provided $7,753.  In addition, net changes in operating assets and liabilities used cash of $73,027.

During the six months ended July 31, 2011, the Company advanced $800 to an affiliated Company.  The Company invested $4,568 to develop a web site and an $800 advance to an affiliated Company in the first quarter of 2010.

Liquidity

We continue to search for investment opportunities and anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of July 31, 2011, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of July 31, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2011.

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

Based on the foregoing material weaknesses, we have determined that, as of July 31, 2011, that our disclosure controls and procedures are insufficient.  The Company continues to take steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, and for assessing the effectiveness of our disclosure controls and procedures. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended July 31, 2011) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated physicians. We may also become subject to other lawsuits, which could involve significant claims and/or significant defense costs.

We believe, based upon our review of pending actions and proceedings that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On September 13, 2011, the Company's Bylaws were updated to reflect the name of the Company and new Corporate Secretary.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10 filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Registrant’s Second Amended and Restated Bylaws

4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).

4.2
Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).

10.9
First Amendment to the Aligned Healthcare, Inc. entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates  LLC and BJ Reese dated July 8, 2011.

10.10
Services Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates  LLC and BJ Reese dated July 8, 2011.

101
Financial statements from the quarterly report on Form 10-Q of  Apollo Medical Holdings, Inc. for the quarter ended July 31, 2011, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: September 14, 2011	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: September 14, 2011	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer