Form 10-Q
period 2011-10-31
Apollo Medical Holdings, Inc.
filed 2011-12-20
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

As of December 16, 2011, there were 29,335,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

 APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE  AND NINE MONTHS ENDED OCTOBER 31, 2011 AND 2010

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited
	Balance Sheet As of October 31, 2011 and January 31, 2011	3
	Statements of Operations For the Three and Nine months ended October 31, 2011 and 2010	4
	Statements of Cash Flows For the Nine months ended October 31, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Control and Procedures.	17

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	January 31,
	2011	2011
CURRENT ASSETS
Cash and cash equivalents	$249,653	$397,101
Accounts receivable, net	885,161	704,971
Due from officers	-	24,873
Due from affiliate	4,725	3,900
Prepaid expenses	37,716	29,138
Prepaid financing cost, current	37,500	37,500
Total current assets	1,214,755	1,197,483

Prepaid financing cost, long term	10,937	39,063
Property and equipment – net	43,968	21,593
Intangible assets	597,500	-
Goodwill	50,000	-
TOTAL ASSETS	$1,917,160	$1,258,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$114,837	$92,745
Contingent consideration payable (see Note 16)	367,500	-
Due to officers	12,400	-
Total current liabilities	494,737	92,745

Convertible notes	1,399,191	1,248,588
Total liabilities	1,893,928	1,341,333

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 29,335,774 and 27,635,774 shares issued and outstanding as on October 31, 2011 and January 31, 2011, respectively	29,336	27,636
Additional paid-in-capital	1,446,717	1,058,418
Accumulated deficit	(1,690,922)	(1,397,363)
Total	(239,869)	(311,309)
Non-controlling interest	238,101	228,115
Total stockholders' equity (deficit)	23,232	(83,194)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,917,160	$1,258,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2011 AND 2010
(UNAUDITED)

	For the Three Month Period ended		For the Nine Month Period ended
	October 31,		October 31,
	2011	2010	2011	2010

REVENUES	$1,431,965	$1,019,078	$3,565,366	$2,861,658
COST OF SERVICES	1,097,132	868,119	2,993,020	2,407,524
GROSS PROFIT	334,833	150,959	572,346	454,134

Operating expenses:
General and administrative	204,690	152,013	706,312	427,720
Depreciation	3,941	2,330	9,814	8,330
Total operating expenses	208,631	154,343	716,126	436,050

PROFIT (LOSS) FROM OPERATIONS	126,202	(3,384)	(143,780)	18,084

OTHER INCOME (EXPENSE)
Interest expense	(33,672)	(31,748)	(96,849)	(94,736)
Financing cost	(34,375)	(9,375)	(53,125)	(28,215)
Other income	49	4,292	2,595	4,389
Total other income (expense)	(67,998)	(36,831)	(147,379)	(118,472)

INCOME (LOSS) BEFORE INCOME TAXES	58,204	(40,215)	(291,159)	(100,388)

Provision for income tax	-	800	2,400	1,600

NET INCOME (LOSS)	$58,204	$(41,015)	$(293,559)	$(101,988)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	29,331,970	27,635,774	28,992,367	27,370,367

*BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$(0.00)	$(0.01)	$(0.00)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED OCTOBER 31, 2011 AND 2010
(UNAUDITED)

	For nine month periods ended October, 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,559)	$(101,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,814	8,330
Bad debt expense (recovery)	5,254	(76,231)
Issuance of shares for services	63,000	47,166
Non-cash stock option expense	21,999	-
Amortization of prepaid commission cost	28,125	28,125
Increase in warrant liability	25,000	-
Amortization of debt discount	603	604
Changes in assets and liabilities:
Accounts receivable	(185,444)	(109,361)
Due from / to officers	14,953	14,867
Due from affiliate	(825)	(1,050)
Prepaid expenses	(13,244)	(16,070)
Accounts payable and accrued liabilities	22,092	45,866
Net cash used in operating activities	(302,232)	(159,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(5,136)	(4,568)
Cash received from consolidation of VIE	164,210	-
Net cash used in investing	159,074	(4,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	-	211
Distribution to non-controlling interest shareholder	(154,290)	-
Proceeds from issuance of convertible notes payable	150,000	-
Net cash (used) provided by financing activities	(4,290)	211

NET DECREASE IN CASH & CASH EQUIVALENTS	(147,448)	(164,098)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	397,101	665,737

CASH & CASH EQUIVALENTS, ENDING BALANCE	$249,653	$501,639

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$63,599	$62,586
Taxes paid	$-	$1,600

NONCASH FINANCING ACTIVITIES
Common stock issued for acquisitions (see Note 17)	$280,000	$-
Contingent consideration payable (see Note 17)	$367,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Apollo Medical Holdings, Inc. (“Apollo,” “ApolloMed” or the “Company”) operates as a medical management holding company that focuses on managing the provision of hospital-based medicine and integrated care management services in California. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended January 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on May 16, 2011.

Principles of Consolidation

Our consolidated financial statements include the accounts of ApolloMed and its wholly owned subsidiaries and the Professional Medical Corporations managed under long-term management agreements. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management contracts with the Professional Medical Corporations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services.

Under these management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of ApolloMed.

Through these management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of the Professional Medical Corporations. Based on the provisions of the agreements, we have determined that these Professional Medical Corporations are variable interest entities (VIE’s), and that we are the primary beneficiary because we have control over the operations of these VIE’s. Consequently, we consolidate the accounts of these Professional Medical Corporations from the date of execution of the management agreements, or when we acquire entities that have existing management agreements. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain comparative amounts have been reclassified to conform to the three month periods ended October 31, 2011 and 2010.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued a GAAP update on goodwill to allow an entity the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the entity shall perform the quantitative two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This revised GAAP will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued a GAAP update on fair value measurement, which eliminates differences between U.S. GAAP and International Financial Reporting Standards (IFRS), resulting in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This revised GAAP will be effective for annual and interim periods beginning after December 15, 2011. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

3.  UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has incurred operating losses and has an accumulated deficit of $1,690,922 as of October 31, 2011. In addition, the Company has a total stockholders’ equity of $23,232 and generated a negative net cash flow operating activities for the nine months ended October 31, 2011 of $302,232.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives. Management has continued to take action to strengthen the Company's working capital position which will allow the Company to generate sufficient cash to meet its operating needs through January 31, 2012 and beyond. The Company has implemented a cost savings initiative to reduce operating expenses and is currently exploring alternative sources of equity and debt financing. We may seek to raise such capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing. In addition, the losses the Company has generated to date in 2011, are primarily the result of additional costs incurred in connection with  our acquisition of Aligned Healthcare, Inc. and physician costs added in anticipation of new revenue generated through new hospitalist and care management contracts.

 No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

4.  ACCOUNTS RECEIVABLE

Accounts receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of October 31, 2011, Accounts Receivable totals $885,161, net of a provision for bad debt expense of $20,000, and represents amounts invoiced by the Company. Accounts Receivable was $704,971, net of the provision for bad debt expense of $34,746, on January 31, 2011.

5.  DUE FROM / TO OFFICERS

Due from officers totaled $0 and $24,873 as of October 31, 2011 and January 31, 2011, respectively, and represent amounts due the Company from two officers. The outstanding balances were expensed during the quarter. These balances were non interest bearing and due on demand.

Due to officers totaled $12,400 and $0 as of October 31, 2011 and January 31, 2011, respectively, amounts due are in connection with acquisition of PCCM. This balance is non interest bearing and due on demand.

6.  DUE FROM AFFILIATE

Due from affiliate totals $4,725 and $3,900 as of October 31, 2011 and January 31, 2011, respectively, and represent amounts due from Apollo Medical Associates, Inc., an unconsolidated affiliate of the Company.  These balances are due on demand, non-interest bearing and are unsecured.

7.  PREPAID EXPENSES

Prepaid Expenses of $37,716 and $29,138 as of October 31, 2011 and January 31, 2011, respectively, are amounts prepaid for medical malpractice insurance, Director’s and Officer’s insurance and income taxes.

8.  PREPAID FINANCING COST

Unamortized financing cost of $48,437 on October 31, 2011 and $76,563 as of January 31, 2011 represents the financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013 and paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	October 31,	January 31,
	2011	2011
Website	$4,568	$4,568
Computers	13,912	13,912
Software	157,468	155,039
Machinery and equipment	65,271	50,815
Furniture and fixtures	7,053	-
Leasehold improvements	8,198	-
Gross Property and Equipment	256,470	224,334
Less accumulated depreciation	(212,502)	(202,741)
Net Property and Equipment	$43,968	$21,593

Depreciation expense was $3,941 and $2,330 for the three month periods ended October 31, 2011 and 2010, respectively.  Depreciation expense was $9,814 and $8,330 for the nine month periods ended October 31, 2011 and 2010, respectively.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	October 31,	January 31,
	2011	2011
Accounts payable	$23, 621	$35,815
D&O insurance payable	19,890	10,913
Accrued professional fees	37,964	5,483
Accrued Interest	33,250
Accrued payroll and income taxes	112	40,534
Total	$114,837	$92,745

11.  LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	October 31,	January 31,
	2011	2011
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes due January 31, 2013	$1,249,191	$1,248,588
8% Senior Subordinated Convertible Notes due February 1, 2015	150,000
Total long-term debt	1,399,191	1,248,588
Less: Current Portion
Total	$1,399,191	$1,248,588

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

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125.  The Warrants have a five-year term and expire on October 31, 2014. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on the grant date and $1,010 as of October 31, 2011.

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

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On September 1, 2011, the Company issued $150,000 of its 8% Senior Subordinated Promissory Convertible Notes. The net proceeds will be used for working capital to support organic growth including the expansion to new hospitals and hiring of new physicians, acquisitions of physician practices and/or care management businesses and for general corporate purposes. The notes bear interest at a rate of 8% annually, payable semi annually on December 31 and June 30. The Notes mature and become due and payable on January 31, 2013 and rank senior to all other subordinated debt of the Company.

The 8% Notes are convertible any time prior to January 31, 2013. The initial conversion rate is 80,000 shares of the Company’s common stock per $25,000 principal amount of the 8% Notes, which represents an initial conversion price of $0.25 per share of the Company’s common stock.  The conversion price of the 8% Notes will be adjusted on a weighted average basis if the Company issues certain additional shares of common stock (or warrants or rights to purchase share of common stock or securities convertible into common stock) for a consideration per share which is less than the then applicable conversion price.

The Company may require the holders of the 8% Notes to convert to common stock at the then applicable conversion rate at any time after June 30, 2013 if: i) our 10% Notes have been fully repaid or converted and ii) the closing price of our common stock has exceeded 150% of the then applicable Conversion Price for no less than 30 consecutive trading days prior to giving notice.

At any time on or after June 30, 2014, the Company may, at its sole option redeem all of the Notes at redemption price in cash equal to 108% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding the redemption rate.

Interest expense was $33,672 and $31,748 for the three month periods ended October 31, 2011 and 2010, respectively.  Interest expense was $96,849 and $94,736 for the nine month periods ended October 31, 2011 and 2010, respectively.

12.  RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2011, the Company  issued 350,000 shares valued at $63,000 to the Chief Financial Officer for consulting service. (see Note 16)

13.  NON-CONTROLLING INTEREST

Activity within non-controlling interest for the nine-months ended October 31, 2011 consisted of the following:

Beginning balance as of January 31, 2011	$228,115
Acquisition-related non-controlling interest	164,276
Distributions to non-controlling interest shareholder	(154,290)
Ending balance as of October 31, 2011	$238,101

14. INCOME TAXES

Our effective tax rates were approximately 0.8% and 1.6% for the nine months ended October 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that the Company records a full valuation allowance on deferred tax assets, which are primarily generated as a result of net operating losses incurred.

15.  STOCKHOLDER’S EQUITY

In the quarter ended April 30, 2011, the Company issued 1,350,000 common shares, bringing the total outstanding shares to 28,985,774. A total of 350,000 shares were issued to Kanehoe Advisors and 1,000,000 shares were issued in connection with the acquisition of Aligned Healthcare Group, Inc. (see Note 17). The 1,350,000 shares were valued at $273,000 based on the fair value of shares at issuance date.

On Aug 2, 2011, Apollo Medical Holdings, Inc. ("Apollo") acquired Pulmonary Critical Care Management, Inc. ("PCCM"), a provider of management services to the Los Angeles Lung Center, as well as the formation of its new Division of Pulmonary and Critical Care Medicine. In exchange for a 100% ownership interest in PCCM, Apollo issued 350,000 common shares to the shareholders of PCCM. The 350,000 shares were valued at $70,000 based on the fair value of shares at issuance date.

Warrants outstanding

No warrants were issued by the Company during the nine-months ended October 31, 2011.

	Aggregate	Number of
	intrinsic value	warrants
Outstanding at January 31, 2011	$-	1,655,333
Granted	-	-
Exercised	-	-
Cancelled	-	(113,333)

Outstanding at October 31, 2011	$-	1,542,000

		Weighted average		Weighted
	Warrants	remaining	Warrants	Weighted average
Exercise Price	outstanding	contractual life	Exercisable	exercise price
$1.500	42,000	0.03	42,000	$1.50
$0.125	1,250,000	3.00	1,250,000	$0.125
$0.125	250,000	3.00	250,000	$0.125

Options outstanding

Stock option transactions under the Company’s stock option plans for the nine-months ended October 31, 2011 are summarized below:

Weighted
Average
		Per Share	Weighted Average
		Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value
Balance, January 31, 2011	1,150,000	$0.15		-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, October 31, 2011	1,150,000	$0.15	9.1 years	$12,833

Exercisable, October 31, 2011	666,616	$0.15	9.1 years	$12,833

The Company did not issue any stock options during the nine-months ended October 31, 2011 and 2010, respectively.

16. COMMITMENTS AND CONTINGENCY

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

17. ACQUISITIONS

Aligned Healthcare Group

On February 15, 2011, Apollo Medical Holdings, Inc.  entered into a stock purchase agreement (the “AHI Purchase Agreement”) with Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock and associated Intellectual property and related intangibles (the “AHI Acquisition”) of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders. Upon the signing of the AHI Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “AHI Initial Shares”) and are included in the number of shares outstanding. In addition, if the gross revenues of AHI and an affiliated entity (the “Aligned Division”) exceed $1,000,000 on or before February 1, 2012, then the Company will be obligated to issue an additional 1,000,000 shares of common stock (the “AHI Contingent Shares”). Moreover, the Company will be obligated to issue up to an additional 3,500,000 shares of common stock (the “AHI Earn-Out Shares” and, collectively with the AHI Initial Shares and the AHI Contingent Shares, the “AHI Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time. If, prior to February 15, 2012, AHI has not entered into an agreement for the provision of certain services to a hospital or certain other health organizations that has a term of at least one year and provides aggregate net revenues to AHI of at least $1,000,000, the Company will have the right to repurchase all of the AHI Initial Shares for $0.05 per share, at which time the Company’s obligation to issue any further AHI Shares would terminate.

Based on our internal estimate of contingent consideration to be issued as part of the AHI Purchase Agreement, we estimated that the total fair value of the common stock shares issued and contingently issuable for this transaction on the acquisition date was $577,500.

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

On July 8, 2011, the Company entered into a First Amendment to Stock Purchase Agreement (the “AHI Amendment”) with Aligned Healthcare Group, LLC (“Aligned LLC”), Aligned Healthcare Group – California, Inc. (“Aligned Corp.”), Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, which amends in certain respects the AHI Purchase Agreement.  The AHI Amendment provides, among other things, that Aligned LLC and Aligned Corp. may enter into contracts with a specified health insurance provider for the provision of services related to patient care management or the management, administration and operation of 24-hour physician and nursing call centers and post-discharge management (the “Call Center Business”) solely within the State of California, and that the Company and its subsidiaries have the exclusive right, as between the Company and Aligned LLC and Aligned Corp., to enter into other contracts for the provision of services related to the Call Center Business.

In connection with the AHI Amendment, the Company’s wholly owned subsidiary, AHI, entered into a Services Agreement, dated as of July 8, 2011 (the “AHI Services Agreement”), with Aligned LLC and Aligned Corp., under which Aligned LLC and Aligned Corp. have agreed that if either entity enters into one or more contracts with a specified health insurance provider relating to the provision of services for the Call Center Business solely within the State of California, then Aligned LLC and Aligned Corp. would remit all revenues, less allowable costs incurred in connection with the provision of such services, to AHI.

Pulmonary Critical Care Management, Inc

On August 2, 2011, Apollo Medical Holdings, Inc. entered into a stock purchase agreement (the “PCCM Purchase Agreement”) with the sole shareholder of Pulmonary Critical Care Management, Inc. ("PCCM"), a provider of management services to the Los Angeles Lung Center (“LALC”), under which the Company acquired (the “PCCM Acquisition”) all of the issued and outstanding shares of capital stock of PCCM and the associated intangible asset in the management services agreement that PCCM has with LALC (the “PCCM Services Agreement”). Upon the signing of the PCCM Purchase Agreement, the Company issued 350,000 common shares to the sole shareholder of PCCM, which was valued as of the date of issuance at $70,000, based on the fair market value of our shares.

At the time of the acquisition, the assets of PCCM consisted only of the  PCCM Services Agreement with LALC. Through this PCCM Services Agreement, our wholly-owned subsidiary, PCCM, has exclusive authority over all non-medical decision-making related to the ongoing business operations of LALC. Based on the provisions of the PCCM Purchase Agreement, we have determined that LALC is a variable interest entity (VIE), and that we are the primary beneficiary because we have control over the operations of the VIE. Consequently, we consolidated the accounts of LALC beginning on the PCCM Acquisition date. As a result of this consolidation, we recorded additional non-controlling interest of $164,276.

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

The following table summarizes the preliminary determination of the purchase price and fair value of PCCM’s assets acquired and liabilities assumed at the date of acquisition:

Allocation of purchase price
Management services agreement	$20,000
Goodwill	50,000
Total	$70,000

The following table summarizes the preliminary determination of the fair value of LALC’s assets acquired and liabilities at the date of acquisition of PCCM and consolidation of LALC:

Allocation of net assets consolidated:
Cash	$164,210
Prepaid expenses	9,472
Property and equipment	26,041
Accounts payable and accrued liabilities	(1,447)
Due from officer	(34,000)
Non-controlling interest	$164,276
Proforma financial information is not presented as PCCM did not exist in the comparative period herein presented.

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

Acquisitions

During the nine months ended October 31, 2011, we entered into a stock purchase agreement with Aligned Healthcare Group. Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “Initial Shares”) and are included in the number of shares outstanding. In addition, if the gross revenues of Aligned Healthcare, Inc. and an affiliated entity (the “Aligned Division”) exceed $1,000,000 on or before February 1, 2012, then the Company will be obligated to issue an additional 1,000,000 shares of common stock (the “Contingent Shares”). Moreover, the Company will be obligated to issue up to an additional 3,500,000 shares of common stock (the “Earn-Out Shares” and, collectively with the Initial Shares and the Contingent Shares, the “Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time.

In connection with this acquisition, the Company recorded intellectual property and technical know-how of $577,500. Total transaction costs of $64,408 were expensed as incurred during the nine months ended October 31, 2011.

On Aug 2, 2011, we acquired a 100% ownership in Pulmonary Critical Care Management, Inc. ("PCCM"), a provider of management services to the Los Angeles Lung Center. In exchange for our ownership interest in PCCM, Apollo issued 350,000 common shares to the sole shareholder of PCCM, which was valued as of the date of issuance at $70,000, based on the fair market value of our shares.

At the time of the acquisition, the assets of PCCM consisted only of a management services agreement with Los Angeles Lung Center (“LALC”). Through this management services agreement, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of the PCCM. Based on the provisions of the agreement, we have determined that PCCM is a variable interest entity (VIE), and that we are the primary beneficiary because we have control over the operations of the VIE. Consequently, we consolidated the accounts of LALC beginning on the date of acquisition.

As no assets or liabilities were acquired in this transaction, other than the management services agreement, the entire purchase price has been recorded as intangible asset of $20,000 and goodwill in the amount of $50,000.

Results of Operations and Operating Data

Three Months Ended October 31, 2011 vs. Three Months Ended October 31, 2010

Net revenues for the three months ended October 31, 2011 of $1,431,965 increased $412,887, or 41%, over net revenues of $1,019,078 reported for the three months ended October 31, 2010. Net revenues are comprised of  net billings by the Company under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to the acquisition of PCCM, new hospital contracts started in quarter, and expansion of services with new medical groups atexisting hospitals.

Physician practice salaries, benefits and other expenses for the three months ended October 31, 2011 were $1,097,132, at 77% of net revenues compared to $868,119 for the three months ended October 31, 2010, at 85% of net revenues.  Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges.  Total physician compensation increased to $828,134 for the three months ended October 31, 2011, up 20.5% compared to $687,352 for the three month period ended October 31, 2010. The increase in physician costs are primarily related to new contracts started in the period and the acquisition of PCCM. Physician practice salaries, benefits and other expenses for LALC were $59,217 for the three months ended October 31, 2011.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, and our corporate management and overhead. General and administrative expenses were $204,690, at 14% of net revenues, for the three months ended October 31, 2011 compared to general and administrative expenses of $152,013 for the three months ended October 31, 2010, at 15% of net revenues. The increase in expense is primarily the result of increased costs to support the continuing growth of our current operations and expansion in new service offerings and acquisitions. During the three months ended October 31, 2011, the Company incurred non-cash stock option compensation expenses of $7,333, related to stock option grants previously issued, an increase of $7,333 from the same period in the prior year.  During the three months ended October, 31, 2011, the Company incurred bad debt expense of $5,254, an increase of $5,254 from the same period in the prior year.  The remainder of the increase is attributable to increased costs associated with the acquisitions of AHI and PCCM in the quarter.

Depreciation and amortization expense was $3,941 for the three months ended October 31, 2011, and $2,303 for the comparable three-month period in 2010.

The Company reported income from operations of $126,202 for the three months ended October 31, 2011, compared to a loss from operations of $3,384 recorded in the same period of 2010. Increase in reported income from operations is primarily attributable to acquisition of PCCM, benefit from new hospital contracts and reduction of start-up losses in the quarter associated with the acquisition of AHI.

Interest expense and amortization of financing costs totaled $67,947 for the three months ended October 31, 2011, compared to interest and financing costs of $41,123 for the three months ended October 31, 2010. Interest expense and financing costs in 2011 includes interest on the subordinated borrowings of $33,250, and the amortization of financing costs of $9,375, related to the subordinated notes and a $25,000 charge related to an exercise price adjustment on warrants originally issued to a placement agent in connection with the Company’s convertible notes payable issuance in October 2009. Interest expense for the three months ended October 31, 2010 of $31,748 interest expense paid on the subordinated borrowings of $31,250, and the amortization of financing costs of $9,375, related to subordinated notes.

Net income was $58,204 for the three months ended October 31, 2011, compared to a net loss of $41,015 for the three months ended October 31, 2010.  The increase in net income for the three months ended October 31, 2011 is primarily related to acquisition of PCCM, benefit from of new hospital contracts and reduction of start-up losses associated with the acquisition of AHI in the quarter.

Nine Months Ended October 31, 2011 vs. Nine Months Ended October 31, 2010

Net revenues for the nine months ended October 31, 2011 of $3,565,366 increased $703,708, or 25%, higher than net revenues of $2,861,658 reported for the nine months ended October 31, 2010. Net revenues are comprised of net billings by the Company under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to the acquisition of PCCM, new hospital contracts started in the period, and expansion of services with new and existing medical groups.

Physician practice salaries, benefits and other expenses for the nine months ended October 31, 2011 were $2,993,020, at 84% of net revenues, compared to $2,407,524, at 84% of net revenues, for the nine months ended October 31, 2010. Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges.  Total physician compensation increased to $2,270,654 for the nine months ended October 31, 2011, up 34.3% compared to $1,690,372 for the nine month period ended October 31, 2010. The increases in physician costs are directly related to new contracts started in the period and the acquisition of PCCM.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions, and our corporate management and overhead. General and administrative expenses were $706,312, at 20% of net revenues, for the nine months ended October 31, 2011, an increase of $278,592, compared to general and administrative expenses of $427,720 for the nine months ended October 31, 2010, at 15% of net revenues.  The increase in general and administrative expenses for the nine months ended October 2011, are primarily the result of increased costs to support the continuing growth of our current operations and expansion of new services. The Company experienced one-time transaction costs of $79,408 associated with the acquisitions of AHI and PCCM. In addition, start-up losses at AHI during the nine months ended October 31, 2011 were $83,750.  The Company recorded non-cash compensation expenses of $84,999 for the nine months ended October 31, 2011, related to the issuance of shares for service and non-cash stock option compensation expense, an increase of $37,833, compared to $47,166, of such non-cash costs recorded during the nine months ended October 31, 2010.   Finally, the Company recorded bad debt expense of $5,254 during the nine months ended October 31, 2011 compared to a reduction in bad debt expense of $76,231 in the nine month period ended October 31, 2010.

Depreciation and amortization expense was $9,814 for the nine months ended October 31, 2011, and $8,330 for the comparable nine-month period in 2010.

The Company reported a loss from operations of $143,780 for the nine months ended October 31, 2011, compared to an income from operations of $18,084 recorded in the same period of 2010. Higher net revenues in 2011 were offset by higher physician and general and administration costs associated added to support continued growth of our operations, expansion of new service offerings and transaction and start-up losses related to the acquisition of AHI.

Interest expense and the amortization of financing costs totaled $149,974 for the nine months ended October 31, 2011, compared to interest and financing costs of $122,951 in the nine months ended October 31, 2010. Interest expense and financing costs in 2011 included interest on the subordinated borrowings of $96,849, and the amortization of financing costs of $28,125, related to the subordinated borrowings and $25,000 warrant re-pricing charge. During the nine month period ended, October 31, 2010, the Company incurred interest on the subordinated borrowings of $94,736, and the amortization of financing costs of $28,215, related to the subordinated borrowings .

Apollo reported a net loss of $293,559 for the nine months ended October 31, 2011, compared to a net loss of $100,388 for the nine months ended October 31, 2010.  The increase in the net loss was the result of the factors discussed above.

Liquidity and Capital Resources

At October 31, 2011, the Company had cash and cash equivalents of $249,653, compared to cash and cash equivalents of  $397,101 at  January 31, 2011. The cash balance at October 31, 2011 included $205,075 in a money market brokerage account.  There were no short-term borrowings at October 31, 2011 or January 31, 2011.  Long-term borrowings totaled $1,399,191 as of October 31, 2011 and  $1,248,588 on January 31, 2011.

Net cash used in operating activities totaled $302,232 in the nine months ended October 31, 2011, compared to net cash used in operations of $159,742 for the comparable nine months ended October 31, 2010. The primary changes in working capital during the nine months ended October 31, 2011 was composed of (i) an increase in accounts receivable of $180,190 and (ii) a decrease of accounts payable and accrued liabilities. The increase in our accounts receivable was due the acquisition PCCM and uncollected revenue from new contracts. Management uses days of sales outstanding (DSO) to measure the effectiveness of our collections. DSO decreased to 55 as of October 31, 2011 compared to 62 DSO as of January 31, 2011.

Net cash used by financing activities totaled $4,290 for the nine months ended October 31, 2011, compared to $211 provided by financing activities for the same period in 2010. During fiscal 2011, the Company completed a $150,000 private placement of convertible debt with a group of accredited investors. In addition, LALC distributed $154,290 to its sole shareholder.

During the nine months ended October 31, 2011, the Company advanced $825 to a non-affiliated Company.  The Company invested $5,136  to acquire furniture and fixtures.

Liquidity

We continue to search for investment opportunities and anticipate that funds generated from operations, together with our current cash on hand and funds available under our revolving credit agreement will be sufficient to finance our working capital requirements and fund anticipated acquisitions, contingent acquisition consideration and capital expenditures.

Off Balance Sheet Arrangements

As of October 31, 2011, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of October 31, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2011.

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

Based on the foregoing materials weaknesses, we have determined that, as of October 31, 2011, the effectiveness of our controls and procedures over financial accounting and reporting is not effective. .  The Company continues to take steps to improve the timeliness and accuracy of its financial information, including the hiring of additional employees to facilitate proper segregation of duties.  Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Rule 15d-15(e) under the Exchange Act, and for assessing the effectiveness of our disclosure controls and procedures. It should be noted that any system of controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Therefore, even those systems determined to be effective can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended October 31, 2011) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2011, the Company issued $150,000 of its 8% Senior Subordinated Promissory Convertible Notes. The net proceeds will be used for working capital to support organic growth including the expansion to new hospitals and hiring of new physicians, acquisitions of physician practices and/or care management businesses and for general corporate purposes. The notes bear interest at a rate of 8% annually, payable semi annually on December 31 and June 30. The Notes mature and become due and payable on January 31, 2013 and rank senior to all other subordinated debt of the Company. No commission was paid.

The 8% Notes are convertible any time prior to January 31, 2013. The initial conversion rate is 80,000 shares of the Company’s common stock per $25,000 principal amount of the 8% Notes, which represents an initial conversion price of $0.25 per share of the Company’s common stock.  The conversion price of the 8% Notes will be adjusted on a weighted average basis if the Company issues certain additional shares of common stock (or warrants or rights to purchase share of common stock or securities convertible into common stock) for a consideration per share which is less than the then applicable conversion price.

The Company may require the holders of the 8% Notes to convert to common stock at the then applicable conversion rate at any time after June 30, 2013 if 1) our 10% Notes have been fully repaid or converted and 2) the closing price of our common stock has exceeded 150% of the then applicable Conversion Price for no less than 30 consecutive trading days prior to giving notice.

At any time on or after June 30, 2014, the Company may, at its sole option redeem all of the Notes at redemption price in cash equal to 108% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding the redemption rate.

The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

101
Financial statements from the quarterly report on Form 10-Q of  Apollo Medical Holdings, Inc. for the quarter ended October31, 2011, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: December 20, 2011	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: December 20, 2011	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer