Form 10-K/A
period 2011-01-31
Apollo Medical Holdings, Inc.
filed 2012-03-28
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Yes   ☐   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐   No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☐

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

As of April 30 , 2011, there were 28,985,774 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2011

EXPLANATORY NOTE

Apollo Medical Holdings, Inc. is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 in response to comments received from the SEC.

This Amendment No. 1 speaks as of the filing date of the original Annual Report on Form 10-K, except where otherwise expressly stated and except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. The information contained in this Amendment No. 1 has not been updated to reflect events occurring or trends arising after the original filing date of the original Annual Report on Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment republishes the amended items in their entirety."

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introductory Comment

Unless context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our” and similar words are to Apollo Medical Holdings, Inc. (“Apollo”), and its wholly owned subsidiaries and affiliated medical groups: (i) Apollo Medical Management, Inc. (“AMM”) and (ii) ApolloMed Hospitalists (“AMH”).

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

The Company operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups, which presently consist of ApolloMed Hospitalists (“AMH”). AMM operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.

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

On August 1, 2008, AMM completed negotiations and executed a formal Management Services Agreement with ApolloMed Hospitalists (“AMH”), under which AMM will provide management services to AMH. The Agreement is effective as of August 1, 2008 and will allow AMM, which operates as a Physician Practice Management Company, to consolidate AMH, which operates as a Physician Practice, in accordance with ASC 810-10 “Consolidation of Entities Controlled By Contract” subsections. The Management Services Agreement was amended on March 20, 2009 to allow for the calculation of the fee on a monthly basis with payment of the calculated fee each month. AMH is controlled by Dr. Hosseinion and Dr. Vazquez, the Company’s Chief Executive Officer and President, respectively.

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

Rising healthcare expenditures is a key motivating factor behind the utilization of hospitalists. An aging population, advancements in medical technology, and the rising cost of pharmaceuticals are just some of the forces driving up healthcare costs. Hospital medicine has developed as a specialty with unique characteristics and expertise. Hospitalists have specialized skills, knowledge, and relationships that contribute value to hospitals, physicians, patients, and health plans. These skills go beyond the delivery of quality patient care to hospital inpatients and include:

☐	Providing measurable quality improvement through setting standards and compliance;
☐	Saving money and resources by reducing the patient’s length of stay and achieving better utilization;
☐	Improving the efficiency of the hospital by early patient discharge, better throughput in the emergency department (ED), and the opening up of ICU beds;
☐	Creating a seamless continuity from inpatient to outpatient care, from the ED to the hospital floor, and from the ICU to the hospital floor;
☐	Creating teams of healthcare professionals that make better use of the resources at the hospital and create a better working environment for nurses and others;
☐	Creating synergies between emergency and inpatient hospital services by the management of both areas through the Company’s strategy of acquisitions of both ER and hospitalist groups; and
☐	Managing acutely ill, complex hospitalized patients.

In today’s healthcare environment, patients are generally admitted to hospitals and cared for by primary care physicians (PCPs). The demands of modern medical practice, however, require that PCPs spend most of their time in outpatient practices, limiting their availability to care for hospitalized patients. These requirements and demands have led to ever-diminishing quality of inpatient care, longer hospital stays, and higher costs to the insurance companies. Over the past few years, hospital-based physicians, or hospitalists (i.e. those physicians that do not have a separate outpatient practice), are becoming a regular part of the healthcare landscape allowing PCPs to focus on outpatient office visits. Generally hospital-based physicians:

☐	are medical doctors that spend their time in the inpatient environment, making them familiar with hospital systems, policies, services, departments, and staff;
☐	are in-patient experts who possess clinical credibility when addressing key issues regarding the inpatient environment; and
☐	understand the tradeoffs involved in balancing the needs of the hospital with those of the medical staff; they tend to have an intimate knowledge of the issues that the hospital is facing and are invested in finding solutions to these problems.

Principal Services and Markets

The Company provides management services to medical groups that provide comprehensive inpatient care services. We offer a comprehensive set of integrated medical services to hospitals, health carriers and medical groups as well as individual physicians, through our affiliated medical groups, as follows:

Services for Hospitals

☐	Providing care from the emergency room through hospital discharge;
☐	Admission and care of unassigned and/or uninsured patients;
☐	Inpatient internal medicine consultation services;
☐	Emergency room Clinical Decision Unit services to improve throughput and ease overcrowding;
☐	Development of hospital-based physicians programs, including pulmonary, critical care, cardiology and nephrology;
☐	24/7 in-hospital inpatient coverage services;
☐	Development of evidence-based medicine protocols for common diagnoses;
☐	Implementation of patient safety guidelines;
☐	Education of nurses and hospital staff;
☐	Analysis of statistics via the ApolloWeb (discussed further below) database, including length of stay, bed days/1000 admissions, and readmission rates; and
☐	Care of patients at academic medical centers, including the education of medical students, interns and residents.

Services for Health Carriers and Medical Groups

☐	Admission and care of assigned patients;
☐	Consistent communication with primary care physicians upon admission, during the patient’s hospital stay, and upon discharge;
☐	Rapid transfer of out-of-network patients back to designated hospitals;
☐	24/7 in-hospital inpatient coverage services;
☐	Consistent communication with case managers, social workers, and medical group personnel;
☐	Hospital-based physician consulting services; and
☐	Analysis of statistics via the ApolloWeb database technology.

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

Technology

AMH and Drs. Hosseinion and Vazquez have developed, and own, a proprietary web-based, practice management software program for hospital-based physicians. The system, known as ApolloWeb allows a physician to enter patient information in real-time at a patient’s bedside via a 3G broadband-enabled PDA or a desktop computer. ApolloWeb is capable of generating:

☐	real-time, comprehensive statistical data
☐	complete HCFA(Health Care Financing Administration) billing forms
☐	patient admissions and discharge summaries, including major test results and necessary follow-ups
☐	faxes or emails to primary care physicians with the aforementioned information.

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

Apollo Medical, the predecessor to our operating subsidiary, was incorporated on October 18, 2006, and served initially as the management company for our affiliated medical group, AMH. Accordingly, we have a limited operating history upon which you can evaluate its business prospects, which makes it difficult to forecast Apollo’s future operating results. The evolving nature of the current medical services industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. Our ability to predict growth at any time in the future may be limited.

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

The Company’s future success will depend on the ability to identify, complete, and integrate the acquired businesses with its existing operations. The growth strategy will result in additional demands on our infrastructure, and will place further strain on limited management, administrative, operational, financial and technical resources. Acquisitions involve numerous risks, including, but not limited to:

	the possibility that we will not able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, if at all;
	possible decreases in capital resources or dilution to existing stockholders;
	difficulties and expenses incurred in connection with an acquisition;
	the diversion of management’s attention from other business concerns;
	the difficulties of managing an acquired business;
	the potential loss of key employees and customers of an acquired business; and
	in the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired entity or write-off the value of some or all of the assets of the acquisition.

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

The SEC has adopted Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

	that a broker or dealer approve a person's account for transactions in penny stocks; and
	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

	obtain financial information and investment experience objectives of the person; and
	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, among other things:

	sets forth the basis on which the broker or dealer made the suitability determination; and
	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Stockholders

As of April 30 , 2011, as reported by the Company’s stock transfer agent, there were 325 holders of record of our common stock.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue consists of contracted and fee-for-service revenue. Revenue is recorded in the period in which services are rendered. Our revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

Contracted revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contracted revenue represented 94.7% of our revenues in the twelve months ended January 31, 2011. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services provided.

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

Physician practice salaries, benefits and other expenses totaled $3,314,722 for the twelve months ended January 31, 2011, compared to $1,813,994 for the corresponding twelve months ended January 31, 2010. Cost of services were 85% of net revenues for the twelve months ended January 2011, up from 74% of revenues for the comparable twelve month period ended January 31, 2010. Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The increase in cost of services is primarily due to increase in physician compensation expenses associated with new contracts awarded during the period. Total physician compensation increased to $3,010,716 for the twelve months ended January 31, 2011, up 91% compared to $1,570,080 for the twelve month period ended January 31, 2010. The increases in physician costs are directly related to new contracts started in the period. In addition, the Company recorded physician related stock compensation expense of $60,342 for the twelve months ended January 31, 2011 compared with $0 in the year ended January 31, 2010.

General and administrative expenses decreased $127,670, or 18%, to $566,649 or 15% of net revenue, for the twelve months ended January 31, 2011, as compared to $694,319, 28% of net revenue, for the twelve months ended January 31, 2010. For the twelve months ended January 31, 2011, bad debt expense was ($17,738.59) compared to a loss of $114,358 for the twelve month period ended January 31, 2010. The difference was a write-up in the Company's accounts receivable balance. The change in bad debt expense was primarily the result of a reversal of a previous recorded write-down of $110,976 in the year ended January 31, 2010 due to delayed payments from certain health care payors. In addition, the Company recorded stock compensation expense of $59,187 for the twelve months ended January 31, 2011 compared with $183,944 in the year ended January 31, 2010. This reduction in expenses was partially offset by higher public company expenses and overhead costs related to the continuing growth of our operations.

Depreciation and amortization expense was $11,198 and $35,704 for the twelve months ended January 31, 2011 and 2010, respectively.

The Company reported a income from operations of $4,015 for the twelve months ended January 31, 2011, compared to a loss from operations of $102,515 in the fiscal year ended January 31, 2010. The decrease in the loss from operations was due to the increased contribution from the growth in revenues, coupled with the decrease in general and administrative expenses.

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

Net cash used in operating activities totaled $245,031 in the twelve months ended January 31, 2011, compared to net cash used in operations of $338,141 in the comparable twelve months ended January 31, 2010. The reduction in net cash used in operating activities was primarily due to the higher revenues and the decrease in General and Administrative costs in 2011 from 2010.

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

For the twelve months ended January 31, 2011, net cash used in financing activities totaled $2,440, compared to $919,717 provided by financing activities for the same period in 2010. The Company did not complete any financing transactions during the twelve months ended January 31, 2011. During fiscal 2010, the Company completed the private placement with Syndicated Capital which provided proceeds of $1,250,000. Concurrent with the receipt of these proceeds, the Company retired the business loan with Wells Fargo Bank of $198,000 on October 27, 2009, and the related party convertible note in the amount of $75,000 on October 22, 2009. Three convertible notes, two of which were payable to related parties aggregating to $33,000, were fully paid off in late December 2009.

The Company had no off-balance sheet arrangements during the period ended January 31, 2011.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company continues to incur operating losses and has an accumulated deficit of $1,397,363 as of January 31, 2011. In addition, the Company has a total stockholders’ deficit of $83,194 and generated a negative net cash flow operating activities for the twelve months ended January 31, 2011 of $245,031.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of January 31, 2011.

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

3.We do not have review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.

Based on the foregoing material weaknesses, we have determined that, as of January 31, 2011, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realigning responsibilities in our financial and accounting review functions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title
Warren Hosseinion, M.D.	38	Chief Executive Officer, Director
Adrian Vazquez, M.D.	40	President and Chairman of the Board
Kyle W.D. Francis	37	Executive Vice President and Chief Financial Officer
Suresh Nihalani	57	Director
Raouf Khalil	57	Director, President of Aligned Healthcare Division

Warren Hosseinion, M.D. Dr. Hosseinion has been a director, and our Company’s Chief Executive Officer since July 2008. In 2001, Dr. Hosseinion founded ApolloMed Hospitalists in Los Angeles with Dr. Vazquez. Dr. Hosseinion received his medical degree from Georgetown University and is a Diplomate of the American Board of Internal Medicine. Dr. Hosseinion's qualifications to serve on our Board of Directors include his position as our chief executive officer since the inception of the Company, his background as founder of the Company and leading physician within the medical community in Los Angeles. In addition, Dr. Hosseinion is currently a practicing hospitalist physician and brings to our Board of Directors and our Company a depth of understanding of physician culture and strong knowledge of the healthcare market.

Adrian Vazquez, M.D. Dr. Vazquez has been a director and has served as the Company’s President and Chairman of the Board since July 2008. In 2001, Dr. Vazquez founded ApolloMed Hospitalists in Los Angeles with Dr. Hosseinion. Dr. Vazquez received his medical degree from the University of California, Irvine and is a Diplomate of the American Board of Internal Medicine. Dr. Vazquez's qualifications to serve on our Board of Directors include his position as our President and Chairman since the inception of the Company, his background as founder of the Company and leading physician within the medical community in Los Angeles. In addition, Dr. Vazquez is currently a practicing hospitalist physician and brings to our Board of Directors a depth of understanding of physician culture and strong knowledge of the healthcare market and hospitalist medicine. Adrian Vazquez, M.D., resigned his positions as Chairman of the Board, President and a director of Apollo Medical Holdings, Inc., in each case effective December 9, 2011.

Kyle Francis. Mr. Francis joined ApolloMed in February 2009 and was named Chief Financial Officer in December 2010. Prior to joining ApolloMed, he was a member of the Healthcare Services Investment Banking Division of Oppenheimer & Co. and CIBC World Markets. Prior to joining CIBC World Markets, Mr. Francis worked at Enron Corporation. Mr. Francis holds a Bachelor of Commerce with a major in finance and an accounting degree from McGill University.

Suresh Nihalani. Mr. Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. Prior to Nevis Networks, he co-founded Accelerated Networks and ACT Networks. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology. Mr. Nihalani has over 35 years of corporate experience working as a senior executive and director. Mr.Nihalani’s qualifications to serve on our Board of Directors includes his many years of experience as a senior corporate executive with both public and private organizations.

Raouf Khalil. Mr. Khalil joined ApolloMed in February 2011. Mr. Khalil was the co-founder and CEO of Care Level Management Group LLC. Mr. Khalil also founded and managed Mobile Doctors 24-7 International and Professional Home Health Services. Mr. Khalil received an MBA from University of Southern California in 1981. Mr.Khalil's qualifications to serve on our Board of Directors includes his many years of experience serving as a senior executive and founder of a number of healthcare services companies. Raouf Khalil resigned as a director of Apollo Medical Holdings, Inc., effective June 1, 2011.

Family Relationships

There are no family relationships among the directors and executive offices identified in this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from our officers, directors and greater than 10% beneficial owners, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year ending January 31, 2011, except as follows: Warren Hosseinion, Adrian Vazquez, Kyle Francis and Noel Dewinter have not filed Forms 3 or Forms 4 to reflect their holdings.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended January 31, 2011, 2010 and 2009, respectively:

Summary Compensation Table

						Non- Qualified
Name and				Stock	Non-Equity	Deferred
Principal Position	Year	Salary	Bonus	Awards (3)	Incentive Plan Compensation	Compensation Earnings	Total

Warren Hosseinion, M. D.	2011	$385,013	-	$12,619	-	-	$397,632
Chief Executive Officer(1)	2010	$353,285	-	-	-	-	$353,285
	2009	$239,830	-	-	-	-	$239,830

Adrian Vazquez, M.D.	2011	$382,920	-	$12,619	-	-	$395,539
President and Chairman(1)	2010	$361,097	-	-	-	-	$361,097
	2009	$256,720	-	-	-	-	$256,720

A. Noel DeWinter	2011	$96,000	-	$5,500	-	-	$101,500
Chief Financial Officer (2)	2010	$85,000	-	-	-	-	$85,000
	2009	$33,500	-	$67,500	-	-	$101,000

Kyle Francis	2011	$11,000	-	$6,310	-	-	$17,310
Chief Financial Officer (4)	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-

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

The following table summarizes the outstanding equity awards held by each of our named executive officers as of January 31, 2011:

2011 Outstanding Equity Awards at Fiscal Year End

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)(1)	Option Exercise Price ($) (2)	Option Expiration Date

Adrian Vazquez, M.D. President & Chairman of the Board	12/9/2010	100,000	200,000	$0.15	12/8/2020

Warren Hosseinion, M.D. Chief Executive Officer	12/9/2010	100,000	200,000	$0.15	12/8/2020

Kyle W. D. Francis Executive Vice President and Chief Financial Officer	12/9/2010	50,000	100,000	$0.15	12/8/2020

(1) The share underlying these options vest 33% immediately on the grant date and in equal installments on the first and second anniversary.
(2) All options have been issued with an exercise price equal to the closing price of our common stock on the date of grant.

No options were exercised during the year ended January 31, 2011

Hospitalist Participation Service Agreements

Warren Hosseinion, M.D. In February 2009, the Company entered into a second amended and restated hospitalist participation agreement with Dr. Hosseinion, pursuant to which he will provide physician services for ApolloMed Hospitalists. Effective February 2009, Dr.Hosseinion’s annual base salary was set at $360,000 payable in bimonthly installments. Dr. Hosseinion's salary is for physician services only and he does not receive any compensation to serve as Chief Executive Officer or for his services as a Director. He is eligible to receive equity awards, in each case as determined by the Board of Directors in accordance with the 2010 Equity Incentive Plan. We maintain Dr. Hosseinion’s professional liability insurance.

Adrian Vazquez, M.D. In February 2009, the Company entered into a second amended and restated hospitalist participation agreement with Dr. Vazquez, pursuant to which he will provide physician services for ApolloMed Hospitalists. Effective February 2009, Dr.Vazquez’s annual base salary was set at $360,000 payable in bi-monthly installments. Dr. Vazquez's salary for physician services only and he does not receive any compensation to serve as President or as Chairman of our Board of Directors. He is eligible to receive equity awards, in each case as determined by the Board of Directors in accordance with the 2010 Equity Incentive Plan. We maintain Dr. Vazquez’s professional liability insurance.

Employment Agreements

On September 4, 2008, Apollo Medical Management, Inc. executed an employment agreement with Jilbert Issai, M.D., to provide services as Senior Vice President. The agreement is for an initial one-year term with provision for successive one-year periods. Under the agreement, Dr. Issai is entitled to a nominal salary and may be granted options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.15 per share when and if the Company is to adopt a stock compensation plan. The Company granted Dr. Issai 300,000 options on December 9, 2010.

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

On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that own, in the aggregate, approximately 65% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings Inc., 2010 Equity Incentive Plan. Subject to the adjustment provisions of the 2010 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the 2010 Plan. During the fiscal year ended January 31, 2011, 1,150,000 options were granted to management, directors and independent contractors of which 616,666 were exercisable as of January 31, 2011 at an exercise price of $0.15 per stock option.

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

On July 16, 2010, the Director Agreement with Mr. Nihalani was amended to modify the manner in which Mr. Nihalani received shares from that date forward. Under the terms of the amended contract, Mr. Nihalani purchased 211,113 “Purchased Shares” of the Company’s Common Stock at a purchase price of $0.001 per share. The Purchased Shares are restricted securities under the Securities Act of 1933 (the “ 1933 Act ”) and may not be resold or transferred unless the Purchased Shares are first registered under the federal securities laws or unless an exemption from such registration is available.

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

(C) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2011, beginning on page F-1 of this Form 10-K/A.

(b)	Exhibits Index

Number	Exhibit
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10 filed on April 19, 1999, and incorporated herein by reference).
3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on July 31, 2011, and incorporated herein by reference).
4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference)
4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock.*
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to Current Report on Form 8-K filed on June 19, 2008 and incorporated herein by reference)
10.2	Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists.*.
10.3	Director Agreement, dated October 27, 2008, between the Company and Suresh Nihalani.*
10.4	Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists.*
10.5	2010 Equity Compensation Plan (filed as an exhibit to Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
10.6	Employment Agreement with A. Noel DeWinter (filed as an exhibit to Current Report on Form 8-K filed on September 11, 2008, and incorporated herein by reference).
10.7	Amendment to Suresh Nihalani's Director Agreement dated July 17, 2010, (filed as exhibit to Current Report on Form 8-K filed on July 16, 2010 and incorporated herein by reference).
10.8	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010 and incorporated herein by reference).
10.9	Stock Purchase Agreement, dated as of February 15, 2011, among the Company, Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates, LLC and BJ Reese (filed as an exhibit to Current Report on Form 8-K filed on February 27, 2011, and incorporated herein by reference)
10.10	First Amendment to Stock Purchase Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011. (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference)
10.11	Services Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011. (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference)
10.12	Employment Agreement with Jilbert Issai, M.D. dated September 4, 2008.*
10.13	Consulting Agreement with Kyle Francis dated March 22, 2009.*
10.14	Hospitalist Participation Service Agreement with Warren Hosseinion, M.D. dated May 1, 2009*
10.15	Hospitalist Participation Service Agreement with Adrian C. Vazquez, M.D. dated May 1, 2009*
21.1	Subsidiaries of Apollo Medical Holdings, Inc.*
23.1	Consent of Kabani and Company.*
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: March 27, 2012	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KYLE FRANCIS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2012
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

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Critical Accounting Policies

Apollo Medical Holdings, Inc. (“Apollo or the Company”) is a medical management holding company that focuses on managing the provision of hospital-based medicine. The Company’s wholly-owned subsidiary, Apollo Medical Management, Inc. (“AMM”) operates as a physician practice management company and is in the business of providing management services to physician practice companies (and, professional medical corporations) under management service agreements, which presently consist of ApolloMed Hospitalists (“AMH”). AMH is owned by an officer, director and major shareholder of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries, and a professional medical corporation for which we have determined that we have a controlling financial interest through a long-term management agreement. Some states have laws that prohibit business entities from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, and in accordance with these laws, we operate by maintaining a long-term management contract with a professional medical corporation, which is owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under this management agreement, we have exclusive authority over all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreement has an initial term of 20 years.

All intercompany balances and transactions are eliminated in consolidation.

Non-controlling Interest

Non-controlling interest represents the portion of equity that is not attributable to the Company. The non-controlling interest recorded in our consolidated financial statements represents the pre-acquisition equity of those entities which we have determined that we have a controlling financial interest and that consolidation is required as a result of management contracts entered into with these entities. The nature of these contracts provide us with a monthly management fee to provide the services described above, and as such, the only adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or withdrawals by the non-controlling parties.

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

Fair Value of Financial Instruments

Our accounting for Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company currently records warrants using level two in the hierarchy.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

Fair Value of Warrants

The Company accounts for free-standing warrants for shares of common stock by first determining whether the instruments require liability treatment based on the provision in the warrant agreements. Generally, when the agreement may require future performance obligations on the part of the Company (other than the issuance of common shares in connection with notice of exercise) or the exercise price of warrants is not fixed or determinable, then the warrants are treated as liabilities and recorded at their relative fair value as of each reporting period. If the warrants are determined to be equity-classified instruments, then the warrants are recorded as an increase in additional paid-in capital with a corresponding discount.

The Company accounts for warrants included with convertible notes by first allocating the proceeds of issuance among the convertible instrument and the stock warrants based on their relative fair values, as there are two separate instruments involved. Following this, it is then further determined whether the embedded conversion option has an intrinsic value. The fair value of the warrants is recorded as an increase to additional paid-in capital with a corresponding discount on the related notes.

Subsequent adjustments to the exercise price of the warrants are recorded at the date of the change. Warrants that are classified as liabilities, are re-measured at each reporting period and changes in the fair value are reported in the Company’s statement of operations.

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

The estimated weighted average fair value of options granted during the years ended January 31, was $0.011. As of January 31, 2011, there was approximately $54,348 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of one year.

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

There was no option granted during the fiscal year ended January 31, 2010.

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the years ended January 31, 2011 or 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, and patients. Accounts receivable are recorded and stated at the amount expected to be collected

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

Revenue Recognition

Revenue consists of contracted and fee-for-service revenue. Revenue is recorded in the period in which services are rendered. Our revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

Contracted revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services.

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

3. Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company continues to incur operating losses and has an accumulated deficit of $1,397,363 as of January 31, 2011. In addition, the Company has a total stockholders’ deficit of $83,194 and generated a negative net cash flow operating activities for the twelve months ended January 31, 2011 of $245,031.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from both internally generated cash flow and external sources, and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives. We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

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

6. Due from Affiliate

Due from Apollo Medical Associates (“AMA”) was $3,900 and $2,850 as of January 31, 2011 and January 31, 2011, respectively, and represents amounts due from AMA. These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

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

In connection with the placement of the subordinated notes, the Company paid a commission of $125,000 and $25,000 of other direct expenses. The agent also received five-year warrants to purchase up to 250,000 shares of the Common Stock at an initial exercise price of $0.25 per share adjustable pursuant to changes in public value of our shares and cash flow of the Company from July 31, 2011 until the note is paid in full. The agent also received 100,000 shares of restricted common stock for pre-transaction advisory services and due diligence. A commission of $125,000 paid at closing, is accounted for as prepaid expense and will be amortized over a forty-month period through January 31, 2013, the maturity date of the notes. The $25,000 of other direct expenses were paid at closing and reported as financing costs in the Operating Statement. In addition, financing costs included $4,000 related to the value of the 100,000 shares granted to the placement agent. Interest expense of $36,458 was recorded in the year ended January 31, 2010.

The 10% Notes are convertible any time prior to January 31, 2013. The initial conversion rate is 200,000 shares of the Company’s common stock per $25,000 principal amount of the 10% Notes adjustable pursuant to changes in public value of our shares and cash flow of the Company. This represents an initial conversion price of $0.125 per share of the Company’s common stock. The note is fixed from August 1, 2009 through July 31, 2011. After July 31, 2011, the conversion price will equal to the lesser of $0.125 per share or the average of the monthly high stock price and low stock price as reported by Bloomberg multiplied by 110%. The minimum conversion price is the greater of $0.05 per share or 8 times cash EPS.

On or after January 31, 2012, the Company may, at its option, upon 60 days notice to both the Note-holder’s and the placement agent, redeem all or a portion of the notes at a redemption price in cash equal to 102% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125. The Warrants have a five-year term and expire on October 31, 2014. The Company’s calculations were made using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years; 48.0% stock price volatility; risk-free interest rate of 2.16% and no dividends during the expected term. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on the grant date and $2,418 as of January 31, 2010.

In connection with this offering, the Company also issued warrants to purchase 250,000 shares of our common stock to the placement agent at an exercise price of $0.25 per share, and are exercisable immediately upon issuance and expire five years after the date of issuance. The Company’s calculations were made using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years; 48.0% stock price volatility; risk-free interest rate of 2.16% and no dividends during the expected term. These warrants were estimated to have a fair value of $2,200, which was recorded as unamortized warrant discount on the grant date. The exercise price of the warrants are adjustable according to the same terms as the 10% Notes.

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

12. Income Taxes

As of January 31, 2011, the Company had Federal and California tax net operating loss carry-forwards of approximately $1,418,000 and $1,414,000, respectively. The federal and California net operating loss carry-forwards will expire at various dates from 2028 through 2031.

The Company recorded a deferred income benefit of $38,400, which was offset by recognition of a full valuation allowance. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carry-forwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets as of January 31, 2011 and January 31, 2010 are shown below. A valuation allowance of $232,700 as of January 31, 2011 has been established against the Company’s deferred tax assets as realization of such assets is uncertain.

Deferred tax assets consist of the following:

	January 31, 2011	January 31, 2010
Net operating loss carry-forwards	$212,800	$190,300
Non-cash stock-based compensation	10,800	-
Other, net	9,100	4,000

Net deferred tax assets	232,700	194,300
Valuation allowance for deferred tax assets	(232,700)	(194,300)

Total deferred tax assets	$—	$—

The provision for income taxes for the year ended January 31, 2011 differs from the amount computed by applying the federal income tax rate as follows:

Tax computed at the statutory rate	35.0%

State tax, net of the federal tax benefit	(2.8%)

Nondeductible expenses	(3.3%)

Stock options	(16.2%)

Valuation allowance for deferred tax assets	(12.7%)

Income tax benefit	—

In July 2006, the FASB issued guidance which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This guidance prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addressed derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. These provisions were effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying these provisions is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with this guidance did not have a material effect on the Company’s results of operations, financial condition or liquidity. The provisions of this guidance have been incorporated into ASC 740-10.

As of January 31, 2011, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2008 through 2011. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

13. Related Party Transactions

During the twelve months ended January 31, 2011 and 2010, the Company generated revenue of $577,000 and $395,135, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

14  Non-Controlling Interest

The accompanying consolidated financial statements include non-controlling interest of $228,115 at July 31, 2011 and January 31, 2011 related to equity in AMH not attributable to the Company. There were no changes to this balance during either year presented as there were no contributions or withdrawals of capital made by these non-controlling interests.

15. Stockholder’s Equity

The Company issued a total of 594,446 common shares in the twelve months ended January 31, 201 1, including 383,333 shares in the first quarter ended April 30, 2010 and 211,113 shares issued in the second quarter ended July 31, 2010. Of the 594,446 shares issued, 244,446 were issued to officers and directors and 350,000 shares were issued to Kanehoe Advisors. The total shares of 594,446 were valued at $47,378 based on the fair value of shares at issuance dates.

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

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2010	$—	2,125,803
Granted	—	—
Exercised	—	—
Lapsed	—	470,470

Outstanding at January 31, 2011	$—	1,655,333

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.500	155,333	1.74	155,333	$1.50
$0.250	1,250,000	4.75	1,250,000	$0.125
$0.250	250,000	4.75	250,000	$0.25

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

Stock option transactions under the Company’s stock option plans for the year ended January 31, 2011 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 31, 2010
Granted	1,150,000	$0.15
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, January 31, 2011	1,150,000	$0.15	9.9 years	$-

Vested and expected to vest	1,150,000	$0.15	9.9 years	$-
Exercisable, January 31, 2011	666,616	$0.15	9.9 years	$-

As January 31, 2011, options available for future grant under the Plan amounted to 3,850,000.

Information regarding stock options outstanding at January 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at January 31, 2011	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at January 31, 2010	Weighted average exercise price
$0.15	1,150,000	9.4 years	$0.15	666,616	$0.15
	1,150,000	9.4 years	$0.15	666,616	$0.15

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

On September 4, 2008, Apollo Medical Management, Inc. executed an employment agreement with Jilbert Issai, M.D., to provide services as Senior Vice President. The agreement is for an initial one-year term with provision for successive one-year periods. Under the agreement, Dr. Issai is entitled to a nominal salary and may be granted options to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $0.15 per share when and if the Company is to adopt a stock compensation plan. The Company granted Dr. Issai 300,000 options on December 9, 2010.

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

