Form 10-K/A
period 2011-01-31
Apollo Medical Holdings, Inc.
filed 2012-04-09
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

APOLLO MEDICAL HOLDINGS, INC.

EXPLANATORY NOTE

Apollo Medical Holdings, Inc. is filing this Amendment No. 2 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 in response to additional comments received from the SEC and this amendment No. 2 only amends Part IV.

This Amendment No. 2 speaks as of the filing date of the original Annual Report on Form 10-K, except where otherwise expressly stated and except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 2. The information contained in this Amendment No. 2 has not been updated to reflect events occurring or trends arising after the original filing date of the original Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2011, beginning on page F-1 of this Form 10-K/A.

(b)	Exhibits Index

Number	Exhibit
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).
3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).
4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).
4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock. (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to Current Report on Form 8-K filed on June 19, 2008 and incorporated herein by reference).
10.2	Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists. (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.3	Director Agreement, dated October 27, 2008, between the Company and Suresh Nihalani. (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.4	Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists.*
10.5	2010 Equity Compensation Plan (filed as an exhibit to Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
10.6	Employment Agreement with A. Noel DeWinter (filed as an exhibit to Current Report on Form 8-K filed on September 11, 2008, and incorporated herein by reference).
10.7	Amendment to Suresh Nihalani's Director Agreement dated July 16, 2010.*
10.8	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010 and incorporated herein by reference).
10.9	Stock Purchase Agreement, dated as of February 15, 2011, among the Company, Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates, LLC and BJ Reese.*
10.10	First Amendment to Stock Purchase Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011.*
10.11	Services Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011.*
10.12	Employment Agreement with Jilbert Issai, M.D. dated September 4, 2008.*
10.13	Consulting Agreement with Kyle Francis dated March 22, 2009.*
10.14	Hospitalist Participation Service Agreement with Warren Hosseinion, M.D. dated May 1, 2009.*
10.15	Hospitalist Participation Service Agreement with Adrian C. Vazquez, M.D. dated May 1, 2009.*
21.1	Subsidiaries of Apollo Medical Holdings, Inc.*
23.1	Consent of Kabani and Company. (Previously filed with this Annual Report on Form 10-K/A when filed on March 28, 2012)
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: April 9, 2012	By:	/s/ WARREN HOSSEINION, M.D.
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

4

SIGNATURE	TITLE	DATE

/S/ KYLE FRANCIS	Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2012
Kyle Francis

5