Form 10-Q/A
period 2011-04-30
Apollo Medical Holdings, Inc.
filed 2012-04-10
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

As of June 20, 2011 , there were 28,985,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

FOR THE THREE  MONTHS ENDED APRIL 30, 2011

EXPLANATORY NOTE

Apollo Medical Holdings, Inc. is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the three months ended April 30, 2011 in response to comments received from the SEC.

This Amendment No. 1 speaks as of the filing date of the original Quarterly Report on Form 10-Q, except where otherwise expressly stated and except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. The information contained in this Amendment No. 1 has not been updated to reflect events occurring or trends arising after the original filing date of the original Quarterly Report on Form 10-Q.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment republishes the amended items in their entirety.

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited

	Balance Sheet As of April 30, 2011 and January 31, 2011	3
	Statements of Operations For the Three months ended April 30, 2011 and 2010	4
	Statements of Cash Flows For the Three months ended April 30, 2011 and 2010	5
	Notes to Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Control and Procedures.	16

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	17-18

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2011	January 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$281,869	$397,101
Accounts receivable, net	692,403	704,971
Receivable from officers	24,873	24,873
Due from affiliate	4,700	3,900
Prepaid expenses	17,227	29,138
Prepaid financing cost, current	37,500	37,500
Total current assets	1,058,572	1,197,483

Prepaid financing cost, long term	29,688	39,063
Property and equipment – net	18,300	21,593
Intangible assets	577,500	-
TOTAL ASSETS	$1,684,060	$1,258,139

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$99,562	$92,745
Contingent consideration payable (see Note 18)	367,500	-
Total current liabilities	467,062	92,745

Convertible notes	1,248,789	1,248,588
Total liabilities	1,715,851	1,341,333

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 28,985,774 and 27,635,774 shares issued and outstanding as on April 30, 2011 and January 31, 2011, respectively	28,986	27,636
Additional paid-in-capital	1,337,401	1,058,418
Accumulated deficit	(1,626,293)	(1,397,363)
Total	(259,906	(311,309)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(31,791)	(83,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,684,060	$1,258,139

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For three month periods ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228,930)	$(843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,293	3,006
Bad debt expense	-	(60,647)
Issuance of shares for services	63,000	30,066
Non-cash stock option expense	7,333	-
Amortization of debt discount	201	202
Changes in assets and liabilities:
Accounts receivable	12,568	(135,510)
Prepaid financing cost	9,375	9,376
Prepaid expenses	11,911	7,344
Accounts payable and accrued liabilities	6,817	(8,824)
Net cash used in operating activities	(114,432)	(155,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	-	(4,568)
Due from related parties	(800)	(800)
Net cash used in investing	(800)	(5,368)

NET DECREASE IN CASH & CASH EQUIVALENTS	(115,232)	(161,197)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	397,101	665,737

CASH & CASH EQUIVALENTS, ENDING BALANCE	$281,869	$504,540

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the quarter	$123	$71
Taxes paid during the quarter	$1,600	$1,600

NONCASH FINANCING ACTIVITIES
Common stock issue for acquisition of AHI (see Note 18)	$210,000	$-
Contingent consideration payable (see Note 18)	$367,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business and Merger

Apollo Medical Holdings, Inc. (“Apollo” or the “Company”) is a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients. Apollo Medical Holdings, Inc. operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups, which primarily consists of ApolloMed Hospitalists (“AMH”). AMM operates as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.

On February 15, 2011, the Company completed a merger ("Merger"), whereby Aligned Healthcare Group, Inc. became a wholly-owned subsidiary of Apollo Medical Holdings, Inc. The Merger was effected pursuant to Stock Purchase Agreement, dated February 15, 2011, by and among Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock (the “Acquisition”) of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders.  AHI is engaged in the business of operating 24-hour physician call centers and provides specialized care management services (See Note 18).

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

6.  Due from affiliate

Due from Apollo Medical Associates (“AMA”) was $4,700 and $3,900 as of April 30, 2011 and January 31, 2011, respectively, and represents amounts due from AMA. These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

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

14. Income Taxes

Our effective tax rates were approximately 1.0% and 1.86% for the three months ended April 30, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that the Company records a full valuation allowance on deferred tax assets, which are primarily generated as a result of net operating losses incurred.

15.  Stockholder’s Equity

In the first quarter ended April 30, 2011, the Company issued 1,350,000 common shares, bringing the total outstanding shares to 28,985,774.  A total of 350,000 shares were issued to Kanehoe Advisors and 1,000,000 shares were issued in connection with the acquisition of Aligned Healthcare Group, Inc. (see Note 18).  The 1,350,000 shares were valued at $273,000 based on the fair value of shares at issuance date.

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

Warrants outstanding:

No warrants were issued by the Company in the quarter ended April 30, 2011.

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2011	$—	1,655,333
Granted	—	-
Exercised	—	—
Cancelled	—	—

Outstanding at April 30, 2011	$—	1,655,333

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$1.500	155,333	0.49	155,333	$1.50
$0.125	1,250,000	3.51	1,250,000	$0.125
$0.250	250,000	3.51	250,000	$0.25

Options outstanding:

Stock option transactions under the Company’s stock option plans for the three months ended April 30, 2011 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 31, 2011	1,150,000	$0.15		-
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, April 30, 2011	1,150,000	$0.15	9.6 years	$55,500

Exercisable, April 30, 2011	666,616	$0.15	9.6 years	$55,500

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

17. Concentration

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

18. Acquisition

On February 15, 2011, Apollo Medical Holdings, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock and associated Intellectual property and related intangibles (the “Acquisition”) of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders. Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “Initial Shares”) and are included in the number of shares outstanding. In addition, if the gross revenues of AHI and an affiliated entity (the “Aligned Division”) exceed $1,000,000 on or before February 1, 2012, then the Company will be obligated to issue an additional 1,000,000 shares of common stock (the “Contingent Shares”). Moreover, the Company will be obligated to issue up to an additional 3,500,000 shares of common stock (the “Earn-Out Shares” and, collectively with the Initial Shares and the Contingent Shares, the “Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time. Under the agreement, ApolloMed will issue twelve shares of its Common stock for each dollar of Actual EBITDA earned in the first 12-month period. In subsequent periods, ApolloMed will issue twelve shares of its common stock for each dollar of Actual EBITDA in excess of the maximum EBITDA earned in either the first 12-month period or first 12-month period and second 12 month period.

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

19. Subsequent Events

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

Based on the foregoing material weaknesses, we have determined that, as of April 30, 2011, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realigning responsibilities in our financial and accounting review functions.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: April 9, 2012	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: April 9, 2012	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

