Form 10-Q/A
period 2011-07-31
Apollo Medical Holdings, Inc.
filed 2012-04-10
CIK 1083446

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

APOLLO MEDICAL HOLDINGS, INC.

FOR THE THREE  AND SIX MONTHS ENDED JULY 31, 2011

EXPLANATORY NOTE

Apollo Medical Holdings, Inc. is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the three and six months ended July 31, 2011 in response to comments received from the SEC.

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

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited

	Balance Sheet As of July 31, 2011 and January 31, 2011	3
	Statements of Operations For the Three and Six months ended July 31, 2011 and 2010	4
	Statements of Cash Flows For the Six months ended July 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Control and Procedures.	18

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19-20

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2011	2011
CURRENT ASSETS
Cash and cash equivalents	$343,150	$397,101
Accounts receivable, net	708,620	704,971
Receivable from officers	24,866	24,873
Due from affiliate	4,700	3,900
Prepaid expenses	14,180	29,138
Prepaid financing cost, current	37,500	37,500
Total current assets	1,133,016	1,197,483

Prepaid financing cost, long term	20,312	39,063
Property and equipment – net	15,720	21,593
Intangible assets	577,500	-
TOTAL ASSETS	$1,746,548	$1,258,139

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$277,349	$92,745
Contingent consideration payable (see Note 18)	367,500	-
Total current liabilities	644,849	92,745

Convertible notes	1,248,990	1,248,588
Total liabilities	1,893,839	1,341,333

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 28,985,774 and 27,635,774 shares issued and outstanding as on July 31, 2011 and January 31, 2011, respectively	28,986	27,636
Additional paid-in-capital	1,344,734	1,058,418
Accumulated deficit	(1,749,126)	(1,397,363)
Total	(375,406)	(311,309)
Non-controlling interest	228,115	228,115
Total stockholders' deficit	(147,291)	(83,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,746,548	$1,258,139

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

Due from Apollo Medical Associates (“AMA”) was $4,700 and $3,900 as of July 31, 2011 and January 31, 2011, respectively, and represents amounts due from AMA. These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

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

Our effective tax rates were approximately 0.46% and 1.33% for the six months ended July 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that the Company records a full valuation allowance on deferred tax assets, which are primarily generated as a result of net operating losses incurred.

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

No shares were issued by the Company in the quarter ended July 31, 2011.

Warrants outstanding:

No warrants were issued by the Company in the quarter ended July 31, 2011.

	Aggregate	Number of
	intrinsic value	warrants
Outstanding at January 31, 2011	$—	1,655,333
Granted	—	-
Exercised	—	—
Cancelled	—	—

Outstanding at July 31, 2011	$—	1,655,333

		Weighted
		average		Weighted
	Warrants	remaining	Warrants	average
Exercise Price	outstanding	contractual life	Exercisable	exercise price
$1.500	155,333	0.24	155,333	$1.50
$0.125	1,250,000	3.25	1,250,000	$0.125
$0.250	250,000	3.25	250,000	$0.25

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

17  Concentration

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

19. Subsequent Events

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

Based on the foregoing material weaknesses, we have determined that, as of July 31, 2011, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realigning responsibilities in our financial and accounting review functions.

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

