Form 10-Q/A
period 2011-10-31
Apollo Medical Holdings, Inc.
filed 2012-04-10
CIK 1083446

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

APOLLO MEDICAL HOLDINGS, INC.

FOR THE THREE  AND NINE MONTHS ENDED OCTOBER 31, 2011 AND 2010

EXPLANATORY NOTE

Apollo Medical Holdings, Inc. is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2011 in response to comments received from the SEC.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31,	January 31,
	2011	2011
CURRENT ASSETS
Cash and cash equivalents	$249,653	$397,101
Accounts receivable, net	885,161	704,971
Due from officers	-	24,873
Due from affiliate	4,725	3,900
Prepaid expenses	37,716	29,138
Prepaid financing cost, current	37,500	37,500
Total current assets	1,214,755	1,197,483

Prepaid financing cost, long term	10,937	39,063
Property and equipment – net	43,968	21,593
Intangible assets	597,500	-
Goodwill	50,000	-
TOTAL ASSETS	$1,917,160	$1,258,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$114,837	$92,745
Contingent consideration payable (see Note 18)	367,500	-
Due to officers	12,400	-
Total current liabilities	494,737	92,745

Convertible notes	1,399,191	1,248,588
Total liabilities	1,893,928	1,341,333

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 29,335,774 and 27,635,774 shares issued and outstanding as on October 31, 2011 and January 31, 2011, respectively	29,336	27,636
Additional paid-in-capital	1,446,717	1,058,418
Accumulated deficit	(1,690,922)	(1,397,363)
Total	(239,869)	(311,309)
Non-controlling interest	238,101	228,115
Total stockholders' equity (deficit)	23,232	(83,194)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,917,160	$1,258,139

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For nine month periods ended October, 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,559)	$(101,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,814	8,330
Bad debt expense (recovery)	5,254	(76,231)
Issuance of shares for services	63,000	47,166
Non-cash stock option expense	21,999	-
Amortization of prepaid commission cost	28,125	28,125
Increase in warrant liability	25,000	-
Amortization of debt discount	603	604
Changes in assets and liabilities:
Accounts receivable	(185,444)	(109,361)
Due from / to officers	14,953	14,867
Due from affiliate	(825)	(1,050)
Prepaid expenses	(13,244)	(16,070)
Accounts payable and accrued liabilities	22,092	45,866
Net cash used in operating activities	(302,232)	(159,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment	(5,136)	(4,568)
Acquisition, net of cash acquired	164,210	-
Net cash used in investing	159,074	(4,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	-	211
Distribution to non-controlling interest shareholder	(154,290)	-
Proceeds from issuance of convertible notes payable	150,000	-
Net cash (used) provided by financing activities	(4,290)	211

NET DECREASE IN CASH & CASH EQUIVALENTS	(147,448)	(164,098)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	397,101	665,737

CASH & CASH EQUIVALENTS, ENDING BALANCE	$249,653	$501,639

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$63,599	$62,586
Taxes paid	$-	$1,600

NONCASH FINANCING ACTIVITIES
Common stock issued for acquisitions (see Note 18)	$280,000	$-
Contingent consideration payable (see Note 18)	$367,500	$-

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

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, and patients. Accounts receivable are recorded and stated at the amount expected to be collected.

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

6.  DUE FROM AFFILIATE

Due from Apollo Medical Associates (“AMA”) was $4,725 and $3,900 as of October 31, 2011 and January 31, 2011, respectively, and represents amounts due from AMA. These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

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

17. Concentration

The Company’s case rate and capitation revenues, reported by Apollo’s affiliate, AMH, are governed by contractual agreements with medical groups/IPA’s and hospitals.  As a result, receivables from this business are generally fully collected. The Company does face issues related to the timing of these collections, and the Company must assess the level of earned but uncollected revenue to which it is entitled at each period end. The Company does face collection issues with regard to its fee-for-service revenues. One is the estimation of the amount to be received from each billing since the Company invoices on a Medicare schedule and each of many providers remits payment on a reduced schedule.  The Company has to estimate the amount it will ultimately receive from each billing and properly record revenue. The Company’s three largest contracts accounted for 30.2%, 10.3%, 6.1%, respectfully in the three months ended October 31, 2011.

18. ACQUISITIONS

Aligned Healthcare Group

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

Based on the foregoing material weaknesses, we have determined that, as of October 31, 2011, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realigning responsibilities in our financial and accounting review functions.

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

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	Financial statements from the quarterly report on Form 10-Q of Apollo Medical Holdings, Inc. for the quarter ended October 31, 2011, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

