Form 10-K
period 2012-01-31
Apollo Medical Holdings, Inc.
filed 2012-05-15
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal period ended January 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File No.

000-25809

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8046599
State of Incorporation	IRS Employer Identification No.

700 North Brand Blvd., Suite 450

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

Yes ☑   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).

Yes ☑   No ☐

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

Yes ☐   No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTCQB on July 31, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was $988,413. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of July 31, 2011 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of April 30, 2012, there were 30,635,774 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K

FOR THE TWELVE MONTHS ENDED JANUARY 31, 2012

PART I

Introductory Comment

Unless context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our”, (“Apollo”) and similar words are to Apollo Medical Holdings, Inc., and its wholly owned subsidiaries and affiliated medical groups:

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with our prior filings with the Securities and Exchange Commission (the “SEC”).

Disclosure Regarding Forward-Looking Statements - Cautionary Statement

We caution readers that this Report contains “forward-looking statements”. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as, "but not limited to", “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “intend,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” “budgeted,” or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

The Company has a relatively limited operating history compared to others in the same business and is operating in a rapidly changing industry environment; as a result its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis or Plan of Operation” in this Report, and include, but are not limited to, the following:

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Apollo Medical Holdings, Inc. was originally incorporated in Delaware on November 1, 1985 as McKinnely Investments, Inc. The Company changed its name (i) to Accoline Industries, Inc. on November 5, 1986, and (ii) to Siclone Industries, Inc. on May 24, 1988. Until June 2008, the Company had no active business operations.

Apollo Medical Holdings, Inc. and its subsidiaries are a leading provider of hospitalist and hospital based physician services, such as ICU management in Los Angeles and the Central Valley of California. Hospitalist medicine is organized around the admission and care of patients in inpatient facilities such as hospitals and Long Term Acute Care (LTAC) facilities and is focused on providing, managing and coordinating the care of hospitalized patients. As of January 31, 2012, the Company provides hospitalist services to a range of medical groups, health plans, community physicians and hospital clients at 23 hospitals. The Company is currently headquartered in Glendale, California.

The Company operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management company, Apollo Medical Management, Inc. (“AMM”). Through AMM, the Company manages affiliated medical groups under long-term Management Service Agreements.

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

On July 1, 2008, the surviving entity (i.e., the combined entity of Acquisition and Apollo Medical) changed its name to Apollo Medical Management, Inc. ("AMM"). On July 3, 2008, Siclone changed its name to Apollo Medical Holdings, Inc. Following the merger, the Company is headquartered in Glendale, California.

On August 1, 2008, AMM completed negotiations and executed a formal Management Services Agreement with ApolloMed Hospitalists (“AMH”), under which AMM will provide management services to AMH. The Agreement was effective as of August 1, 2008, and allows AMM, which operates as a Physician Practice Management Company, to consolidate AMH, which operates as a Physician Practice, in accordance with ASC 810-10 “Consolidation of Entities Controlled By Contract” subsections. The Management Services Agreement was amended on March 20, 2009 to allow for the calculation of the fee on a monthly basis with payment of the calculated fee each month. AMH is controlled by Dr. Hosseinion and Dr. Vazquez.

On February 15, 2011, the Company completed an acquisition, whereby Aligned Healthcare Group, Inc. became a wholly-owned subsidiary of Apollo Medical Holdings, Inc. Pursuant to a Stock Purchase Agreement, dated February 15, 2011, by and among Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC and the Company, under which the Company acquired all of the issued and outstanding shares of capital stock of Aligned Healthcare, Inc., a California corporation (“AHI”), from AHI’s shareholders.  AHI is engaged in the business of operating 24-hour physician call centers and provides specialized care management services (See Note 17).

On August 2, 2011, Apollo Medical Holdings, Inc. entered into a stock purchase agreement (the “PCCM Purchase Agreement”) with the sole shareholder of Pulmonary Critical Care Management, Inc. ("PCCM"), a provider of management services to the Los Angeles Lung Center (“LALC”), under which the Company acquired all of the issued and outstanding shares of capital stock of PCCM (the “PCCM Acquisition”) and the associated intangible asset in the management services agreement that PCCM has with LALC (the “PCCM Services Agreement”).

Hospitalist Industry Overview

Hospitalists are physicians who spend their professional time serving as the physicians-of-record for inpatients. Today, many primary care physicians (“PCPs”) use hospitalists to care for their patients when they visit emergency rooms or are admitted to the hospital. A hospitalist handles the patient’s care during the time spent in the hospital, and communicates often with the patient’s PCP about the patient’s progress. At the time of discharge from the hospital, the hospitalists return the patient back to the care of their PCPs. According to the Society of Hospital Medicine, the number of hospitalists in the U.S. has grown from a few hundred in 1996 to over 20,000 today in response to a need for more efficient delivery of inpatient care. It is anticipated that as many as 33,000 hospitalists may be currently needed for full coverage of inpatients in the United States.

Rising healthcare expenditures is a key motivating factor behind the utilization of hospitalists. An aging population, advancements in medical technology, and the rising cost of pharmaceuticals are just some of the forces driving up healthcare costs. Hospital medicine has developed as a specialty with unique characteristics and expertise. Hospitalists have specialized skills, knowledge, and relationships that contribute value to hospitals, physicians, patients, and health plans. These skills go beyond the delivery of quality patient care to hospital inpatients and include:

☐	Providing measurable quality improvement through setting standards and compliance;
☐	Saving money and resources by reducing the patient’s length of stay and achieving better utilization;
☐	Improving the efficiency of the hospital by early patient discharge, better throughput in the emergency department (ED), and reducing utilization of ICU beds;
☐	Creating a seamless continuity from inpatient to outpatient care, from the ED to the hospital floor, and from the ICU to the hospital floor;
☐	Creating teams of healthcare professionals that make better use of the resources at the hospital and create a better working environment for nurses and others;
☐	Creating synergies between emergency and inpatient hospital services by the management of both areas through the Company’s strategy of acquisitions of both ER and hospitalist groups; and
☐	Managing acutely ill, complex hospitalized patients.

In today’s healthcare environment, patients are generally admitted to hospitals and cared for by PCPs. The demands of modern medical practice, however, require that PCPs spend most of their time in outpatient practices, limiting their availability to care for hospitalized patients. These requirements and demands have led to ever-diminishing quality of inpatient care, longer hospital stays, and higher costs to the insurance companies. Over the past few years, hospital-based physicians, or hospitalists (i.e. those physicians that do not have a separate outpatient practice), are becoming a regular part of the healthcare landscape allowing PCPs to focus on outpatient office visits. Generally hospital-based physicians:

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

Principal Services and Markets

The Company provides a comprehensive set of integrated medical services to hospitals, health carriers and medical groups as well as individual physicians, through our affiliated medical groups, as follows:

Services for Hospitals

☐	Providing care from the emergency room through hospital discharge;
☐	Admission and care of unassigned and/or uninsured patients;
☐	Inpatient internal medicine consultation services;
☐	Emergency room Clinical Decision Unit services to improve throughput and ease overcrowding;
☐	Development of hospital-based physicians programs, including pulmonary, critical care, cardiology and nephrology;
☐	24/7 in-hospital inpatient coverage services;
☐	Development of evidence-based medicine protocols for common diagnoses;
☐	Implementation of patient safety guidelines;
☐	Education of nurses and hospital staff;
☐	Analysis of statistics via the ApolloWeb database, including length of stay, bed days/1000 admissions, and readmission rates; and
☐	Care of patients at academic medical centers, including the education of medical students, interns and residents.

Services for Health Carriers and Medical Groups

☐	Admission and care of assigned patients;
☐	Consistent communication with primary care physicians upon admission, during the patient’s hospital stay, and upon discharge;
☐	Rapid transfer of out-of-network patients back to designated hospitals;
☐	24/7 in-hospital inpatient coverage services;
☐	Consistent communication with case managers, social workers, and medical group personnel;
☐	Hospital-based physician consulting services; and
☐	Analysis of statistics via the ApolloWeb database technology.

Services for Individual Physicians

Hospital-based services for physicians on weekends, holidays, or for those who do not wish to come to the hospital; PCPs can benefit from this arrangement because they have more time to focus on outpatient care.

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

Organic Growth

The Company continues to market its services to medical groups, hospitals, health plans and individual physicians in Los Angeles and the Central Valley of California. Our physician recruitment campaign is aimed at attracting high quality physicians to meet the expected increase in demand for our services. This campaign will be driven by utilizing direct contacts with internal medicine residency programs, advertising in professional journals, and on-line advertising programs. We believe we have a competitive advantage in attracting highly qualified physicians by offering recruits, through our affiliated medical groups, competitive salary and benefits including, if appropriate, incentive-based stock options as part of the compensation package.

Acquisitions

The Company's management team continues to identify and evaluate hospitalist groups, other hospital-based specialty physicians and care and utilization management groups as potential acquisition. We believe we have a competitive advantage in closing potential mergers/acquisitions due to our presence, our scope of contracts and the benefit of being a publicly-traded company, which provides us with access to additional capital and the ability to utilize our stock as part of the compensation package offered to the stockholders of target companies.

Technology

The Company has developed, a proprietary web-based, practice management software program for hospital-based physicians. The system, known as ApolloWeb allows a physician to enter patient information in real-time at a patient’s bedside via a 3G broadband-enabled PDA or a desktop computer.

ApolloWeb is capable of generating:

☐	real-time, comprehensive statistical data
☐	complete HCFA(Health Care Financing Administration) billing forms
☐	patient admissions and discharge summaries, including major test results and necessary follow-ups; and
☐	faxes or emails to primary care physicians with the aforementioned information.

Geographic Coverage

As of January 31, 2012, we provide hospitalist services at 23 acute-care hospitals and LTAC facilities in Los Angeles and the Central Valley of California.

Professional Liability and Other Insurance Coverage

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We or our independent physician contractors pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. All of our physicians carry first dollar coverage with limits of coverage with limits of liability equal to $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year.

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

Regulatory Matters

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the U.S. Department of Health and Human Services Office of the Inspector General, or the ("OIG"), the U.S. Department of Justice, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business.

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

False Claims Acts

The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and may share in the proceeds of a successful suit.

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

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the Deficit Reduction Act of 2005 ("DRA"), amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, 19 states, including California have some form of state false claims act.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. Patient Protection and Affordable Care Act (“PPACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of PPACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

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

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payer source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state.

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

The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $15,000 for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), required the Department of Health and Human Services, or the HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which include entities like the Company, our affiliated hospitalists, and practice groups.

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

The American Recovery and Reinvestment Act enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH) which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to “HIPAA business associates”.

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. We must also comply with the “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI,” which is defined by HHS guidance, as well as the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. Formal enforcement of the new breach notification regulations began on February 22, 2010.

We expect increased federal and state HIPAA privacy and security enforcement efforts. Under HITECH, State Attorney Generals now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine or monetary settlement paid by the violator. This methodology for compensation to harmed individuals is required to be in place by February 17, 2012.

Many states also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more stringent than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

Financial Information and Privacy Standards

In addition to privacy and security laws focused on health care data, multiple other federal and state laws regulate the use and disclosure of consumer’s financial information ("Personal Information"). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other respective state agencies. As with HIPAA, enforcement of laws protecting financial information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.

Fee-Splitting and Corporate Practice of Medicine

Some states have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation.

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

For financial reporting purposes, however, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying consolidated financial statements. In states where fee-splitting is prohibited between physicians and non-physicians, the fees that we receive through our management contracts have been established on a basis that we believe complies with the applicable state laws.

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

Deficit Reduction Act of 2005

Among other mandates, the Deficit Reduction Act of 2005, or the DRA, created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from any one state. However, we may likely be required to comply in the future as our Medicaid billings increase.

Other Federal Healthcare Compliance Laws

We are also subject to other federal healthcare laws.

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud provision prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program. As defined in this provision of Title 18, a “healthcare benefit program” can be either a government or private payer plan. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. PPACA amended section 1347 of Title 18 to provide that a person may be convicted under the Health Care Fraud provision even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

The False Statements Relating to Health Care Matters provision prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both.

Under the Civil Monetary Penalties law of the Social Security Act, a person, including any individual or organization, may be subject to civil monetary penalties, treble damages and exclusion from participation in federal health care programs for certain specified conduct. One provision of the Civil Monetary Penalties law precludes any person (including an organization) from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services that the person knows or should know (a) were not provided as described in the coding of the claim, (b) is a false or fraudulent claim, (c) is for a service furnished by an unlicensed physician, (d) is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program or (e) are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit services provided to Medicare or Medicaid program beneficiaries.

Other State Healthcare Compliance Provisions

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

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable state statutes. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act.

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

Employees

As of January 31, 2012, we had 5 full-time employees. None of our full-time employees is a member of a labor union, and we have never experienced a work stoppage.

ITEM 1A. RISK FACTORS

If any of the following risks occur, our business, financial condition or results of operations could be materially harmed. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also impair its business operations or financial condition. You should consider carefully the following factors, in addition to the other information concerning the Company and its business, before you decide to buy or hold shares of our common stock.

Risk Relating to Our Business

The Company has a limited operating history that makes it difficult to reliably predict future growth and operating results.

Apollo Medical, the predecessor to our operating subsidiary, was incorporated on October 18, 2006, and served initially as the management company for our affiliated medical group, AMH. Accordingly, we have a limited operating history upon which you can evaluate our business prospects, which makes it difficult to forecast Apollo’s future operating results. The evolving nature of the current medical services industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. Our ability to predict growth at any time in the future may be limited.

The Company has an unproven business model with no assurance of significant revenues or operating profit.

The current business model is unproven and the profit potential, if any, is unknown at this time. The Company is subject to all of the risks inherent in the creation of a relatively new business. Our ability to achieve profitability is dependent, among other things, on our marketing to generate sufficient operating cash flow to fund future expansion. There can be no assurance that our results of operations or business strategy will achieve significant revenue or profitability.

The growth strategy of the Company may not prove viable and expected growth and value may not be realized.

Our business strategy is to rapidly grow by managing a network of medical groups providing certain hospital-based services. Where permitted by local law, we may also acquire such medical groups. Identifying quality acquisition candidates is a time-consuming and costly process. There can be no assurance that we will be successful in identifying and establishing relationships with these and other candidates. If the Company is successful in identifying and acquiring other businesses, there is no assurance that it will be able to manage the growth of such businesses effectively.

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

The Company’s future success will depend on the ability to identify, complete, and integrate the acquired businesses with its existing operations. The growth strategy will result in additional demands on our infrastructure, and will place further strain on limited management, administrative, operational, financial and technical resources. Acquisitions involve numerous risks, including, but not limited to:

☐	the possibility that we will not able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, if at all;
☐	possible decreases in capital resources or dilution to existing stockholders;
☐	difficulties and expenses incurred in connection with an acquisition;
☐	the diversion of management’s attention from other business concerns;
☐	the difficulties of managing an acquired business;
☐	the potential loss of key employees and customers of an acquired business; and
☐	in the event that the operations of an acquired business do not meet expectations, we may be required to restructure the acquired entity or write-off the value of some or all of the assets of the acquisition.

Our future growth could be harmed if we lose the services of certain key personnel.

Our success depends to a significant extent on the continued contributions of our key management personnel, including our Chief Executive Officer, Warren Hosseinion, M.D., for the management of our business and implementation of our business strategy. We have entered into employment agreements with Dr. Hosseinion as well as our other named executive officers. The loss of Dr. Hosseinion or other key management personnel could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is complex and intensely regulated at the federal, state, and local levels and government authorities may determine that we have failed to comply with applicable laws or regulations.

As a company involved in the provision of healthcare services, we are subject to a myriad of federal, state, and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid. We may also be required to change our method of operations. These consequences could be the result of current conduct or even conduct that occurred a number of years ago. We also could incur significant costs merely if we become the subject of an additional investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state, or local government will determine that we are not operating in accordance with law, or whether the laws will change in the future and impact our business. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•	federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•	a provision of the federal Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties for healthcare providers who fail to disclose known overpayments;

•	a provision of the Social Security Act that provides for civil monetary penalties for healthcare providers who fail to repay known overpayments within 60 days of discovery, and also allows improper retention of known overpayments to serve as a basis for false claims act violations;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•	provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA and HITECH limiting how covered entities and business associates may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients , or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws that prohibit non-domiciled entities from owning and operating medical practices in their states;

•	provisions of the Social Security Act (emanating from the Deficit Reduction Act of 2005) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes; that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse; and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

Providers in the healthcare industry are the subject of federal and state investigations, as well as payer audits.

Due to our participation in government and private healthcare programs, we are sometimes involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts that include investigations of healthcare companies, and their executives and managers. Under certain circumstances, these investigations can also be initiated by private individuals under whistleblower provisions which may be incentivized by the possibility for private recoveries. The Deficit Reduction Act of 2005 revised federal law to further encourage these federal, state and individually-initiated investigations against healthcare companies.

Responding to these audit and enforcement activities can be costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation and a finding is made that we were incorrectly reimbursed, we may be required to repay these agencies or private payors, or we may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payment for the services we provide. We also may be subject to other financial sanctions or be required to modify our operations.

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

Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance by the marketplace. The procurement of new contracts by the Company may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, as well as the potential need for continuing improvement to existing services. Moreover, the markets for such services may not develop as expected nor can there be any assurance that we will be successful in its marketing of any such services.

Changes associated with reimbursement by third-party payers for the Company’s services may adversely affect operating results and financial condition.

The medical services industry is undergoing significant changes with third-party payers that are taking measures to reduce reimbursement rates or in some cases, denying reimbursement altogether. There is no assurance that third-party payers will continue to pay for the services provided by our affiliated medical groups. Failure of third party payers to adequately cover the medical services so provided by the Company will have a material adverse affect on our results of operations, financial condition, business and prospects.

Changes in the rates or methods of third-party reimbursements may adversely affect our operations.

We derive the majority of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies. As a result, any negative changes in the rates or methods of reimbursement for the services we provide would have a significant adverse impact on our revenue and financial results. Government funding for healthcare programs, in particular, is subject to unpredictable statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for our services.

The Medicare program reimburses for our services based upon the rates set forth in the Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate ("SGR"). Each year on January 1st, the Medicare program updates the Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product ("GDP"), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

Center for Medicare & Medicaid Services ("CMS") has determined that, effective January 1, 2012, the SGR formula results in a payment cut of approximately 27 percent. Congress, however, enacted the Temporary Payroll Tax Cut Continuation Act of 2011, which blocks this cut through the end of February 2012. In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocks the cut through the end of 2012. While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Medicare and Medicaid Extenders Act of 2010 blocked cuts by providing a “floor” of 1.0 through the end of 2011, and this protection was extended through the end of February 2012 by the Temporary Payroll Tax Cut Continuation Act of 2011. Congress has convened a House / Senate conference committee whose duties include consideration of whether to block the adjustment for an additional period. Providing an additional period is controversial because of disagreement on how to offset the costs so that blocking the adjustment is deficit neutral. Although Congress has extended the work GPCI floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline, with the result that automatic cuts in various federal programs will take place, beginning in January 2013. Although the Medicare program is generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA does, however, provide that the Medicare cuts to providers may not exceed two percent. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs, including physician reimbursement. Therefore it is not possible at this time to estimate what impact, if any, the BCA will have on our business or results of operations.

As noted, the cuts described above will occur automatically as a matter of law. Many in Congress, however, want to achieve even greater reductions in the federal debt, and they want to change entitlement programs, such as Medicare. It is difficult to assess whether and to what extent Congress will alter Medicare payment policies.

Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount we charge for our services. If our costs increase, we may not be able to recover our increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. We believe that these trends in cost containment will continue. These cost containment measures and other market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, any increased costs that we experience. Our business and financial operations may be materially affected by these developments.

We may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease in our net revenue. Changes in the eligibility requirements for governmental programs also could increase the number of patients who participate in such programs or the number of uninsured patients. Even for those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for us of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty collecting payments from third-party payors in a timely manner.

We derive significant revenue from third-party payors, and delays in payment or audits leading to refunds to payors may impact our net revenue. We assume the financial risks relating to uncollectible and delayed payments. In the current healthcare environment, payors are continuing their efforts to control expenditures for healthcare, including proposals to revise coverage and reimbursement policies. We may experience difficulties in collecting our revenue because third-party payors may seek to reduce or delay payment to which we believe we are entitled. If we are not paid fully and in a timely manner for such services or there is a finding that we were incorrectly paid, our revenues, cash flows, and financial condition could be materially adversely affected.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our targeted customers. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

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

The SEC has adopted Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

☐	that a broker or dealer approve a person's account for transactions in penny stocks; and
☐	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

☐	obtain financial information and investment experience objectives of the person; and
☐	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, among other things:

☐	sets forth the basis on which the broker or dealer made the suitability determination; and
☐	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We might need to raise additional capital, which might not be available.

We may require additional equity or debt financing for additional working capital for expansion, to consummate acquisitions or if we suffer significant losses. In the event of additional financing is unavailable to us, we may be unable to expand or make acquisitions and the price of our common stock may decline.

We may write off intangible assets, such as goodwill.

Our intangible assets, which consist primarily of goodwill related to our acquisitions, are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters is located at 700 North Brand Boulevard, Suite 450, Glendale, California. The lease on our present corporate headquarters expires on December 31, 2013. We believe our present facilities are adequate to meet our current and projected needs.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs.

We believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

ITEM 4. MINE SAFETY DISCLOSURE.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTCQB under the symbol "AMEH". Following is a table presenting the closing sale prices for a share of our common stock by fiscal quarter for the fiscal years 2012 and 2011

	High	Low
Fiscal Year ended January 31, 2012
First Quarter	$0.26	$0.16
Second Quarter	0.24	0.14
Third Quarter	0.19	0.14
Fourth Quarter	0.17	0.05

	High	Low
Fiscal Year ended January 31, 2011
First Quarter	$0.15	$0.07
Second Quarter	0.10	0.08
Third Quarter	0.14	0.08
Fourth Quarter	0.18	0.11

Stockholders

As of April 30, 2012, as reported by the Company’s stock transfer agent, there were 325 holders of record of our common stock.

Dividends

To date we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

For the twelve months ended January 31, 2012, the Company did not grant any stock options to management, employees or consultants.

On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that own, in the aggregate, approximately 70% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings Inc., 2010 Equity Incentive Plan (the “Plan”). Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan. As of January 31, 2012, 883,332 shares had vested under the Plan and 266,668 remained unvested. See "Item 12" for more information

Recent Sales of Unregistered Securities

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

During the fiscal year ended January 31, 2012, the Company issued 350,000 restricted shares to Kaneohe Advisors LLC (Kyle Francis) pursuant to a consulting contract dated October 22, 2008.

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

Contracted revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contracted revenue represented 80.7% of our revenues in the twelve months ended January 31, 2012. Contract revenue consists primarily of billings on a per admission or based on hours of healthcare staffing provided at agreed-to hourly rates. Hourly revenue is recognized as the hours are worked by our staff and contractors. Additionally, contracted revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

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

Management Fees

Our affiliated medical groups are responsible for the provision of medical care to patients. For financial reporting purposes, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules as described in our accompanying consolidated financial statements. We provide all of the non-medical, administrative and management services necessary for the operations of each of our affiliated medical groups under comprehensive long-term management agreements. Under the terms of these agreements, we are paid for the provision of these non-medical management services based upon either the financial performance of the applicable practice group or a fixed fee. Each agreement is for a term of 20 years with 10 year automatic renewal periods.

FISCAL YEAR ENDED JANUARY 31, 2012 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2011

Net revenue increased to $5,110,806 or 31.2% for the twelve months ended January 31, 2012, compared to revenues of $3,896,584 for the comparable twelve months ended January 31, 2011. The increase was directly attributable to an increase in new contracts during the year and the acquisition of PCCM.

Cost of services totaled $4,132,399 for the twelve months ended January 31, 2012, compared to $3,314,722 for the corresponding twelve months ended January 31, 2011. Cost of services were 80.9% of net revenues for the twelve months ended January 31, 2012, down from 85.1% of revenues for the comparable twelve month period ended January 31, 2011. Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. The reduction in the cost of services as percentage of revenue is primarily due to new hospital contracts for 2011, increased volume at existing hospitals and leveraging of fixed costs. Total physician compensation increased to $3,814,698 or 74.6% of revenues for the twelve months ended January 31, 2012, up 26.7% compared to $3,010,716 or 77.3% of revenues for the twelve month period ended January 31, 2011. The increases in physician costs are directly related to new contracts started in the period, offset by increased revenue per physician.

General and administrative expenses increased $812,504, or 143.4%, to $1,379,153 or 27% of net revenue, for the twelve months ended January 31, 2012, as compared to $566,649,of 15% of net revenue, for the twelve months ended January 31, 2011. For the twelve months ended January 31, 2012, bad debt expense was $118,077 compared to a reversal of $76,231 for the twelve month period ended January 31, 2011. The increase in bad debt expense was due to a write off of historical accounts receivable amounts deemed uncollectible at January 31, 2012, compared to the reversal of a previous recorded provision for doubtful accounts at January 31, 2011. The Company recorded stock compensation expense of $181,733 for the twelve months ended January 31, 2012, compared with $119,530 in the year ended January 31, 2011. The Company incurred expenses of $189,610 associated with Aligned Healthcare transaction which closed on February 15, 2011. The Company recognized an impairment loss of $210,000 relating to our investment in Aligned Healthcare Group Inc. based upon the completion of the Company’s annual goodwill impairment test. The cause of the impairment was due to contracts not materializing as anticipated at the time of closing the Acquisition and management has decided to focus its energies on new higher growth initiatives. Additionally the Company incurred higher legal, salary and consulting expenses and overhead costs related to the continuing growth of our operations in the 12 months ended January 31, 2012 as compared to 12 months ended January 31, 2011.

Depreciation and amortization expense was $12,589 and $11,198 for the twelve months ended January 31, 2012 and 2011, respectively.

The Company reported a loss from operations of $413,335 for the twelve months ended January 31, 2012, compared to income from operations of $4,015 in the fiscal year ended January 31, 2011. The decrease in income from operations was primarily due to write off of accounts receivable, expenses associated with the acquisition of Aligned Healthcare Group, higher legal costs associated with acquisitions and new growth opportunities and consulting expenses during the year ended January 31, 2012 as described above.

Interest expense and financing costs were $304,034 for the twelve months ended January 31, 2012, compared to interest and financing expenses of $163,931 for the twelve months ended January 31, 2011. Interest expense in 2012 included $131,534 of interest expense related to our 10% Senior Subordinated Callable Convertible Notes. Financing fees included the amortization of pre-paid commissions of $37,500 that were paid to the placement agent and a charge of $120,000 related to an exercise price adjustment pertaining to the warrants that were issued in connection with our 10% Senior Subordinated Callable Convertible Notes.

The Company reported a net loss of $720,346 for the twelve months ended January 31, 2012, compared to a net loss of $156,331 reported for the twelve months ended January 31, 2011. The increase in net loss was primarily due to an impairment loss of $210,000 recognized relating to the our investment in Aligned Healthcare Group, Inc., a $120,000 charge related to the increase in the Company’s warrant liability and a write off of accounts receivable, expenses associated with the acquisition of Aligned Healthcare Group, higher legal costs associated with acquisitions and new growth opportunities and consulting expenses.

Liquidity and Capital Resources

At January 31, 2012, the Company had cash and cash equivalents of $164,361, compared to cash and cash equivalents of $397,101 at the beginning of the fiscal year at January 31, 2011. The cash balance at January 31, 2012 included $27,407 in a money market brokerage account. Total borrowings were $1,399,392 as of January 31, 2012, compared to total borrowings of $1,248,588 on January 31, 2011.

Net cash used in operating activities for the twelve months ended January 31, 2012 was $385,455 and included a net loss of $720,346 for the twelve month period. Adjustments for non-cash charges which include depreciation, bad debt expense, the value of shares issued for services, option expense, amortization of warrant discount and impairment loss on our investment in Aligned Healthcare Group, Inc., totaled $643,203. In addition, net changes in operating assets and liabilities, primarily due to an increase in outstanding receivables, used cash of $308,311.

Net cash provided by investing activities totaled $157,005 for the twelve months ended January 31, 2012, compared to net cash used in operations of $21,165 in the comparable twelvemonths ended January 31, 2011. The increase in net cash provided by operating activities was primarily due to cash received from the consolidation of a variable interest entity ("VIE") during the year ended January 31, 2012.

For the twelve months ended January 31, 2012, net cash used in financing activities totaled $4,290, compared to $2,440 used in financing activities for the same period in 2011. During the year ended January 31, 2012, the Company issued convertible notes payable in the amount of $150,000 and made distributions of $154,290 to a non-controlling interest shareholder. During the year ended January 31, 2011, the Company did not issue any debt.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company continues to incur operating losses and has an accumulated deficit of $2,117,708 as of January 31, 2012. In addition, the Company has a total stockholders’ deficit of $421,220 and generated a negative net cash flow operating activities for the twelve months ended January 31, 2012 of $385,455.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the period ended January 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended January 31, 2012 are included in this annual report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at January 31, 2012, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective, at a reasonable assurance level, in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required. For a discussion of the reasons on which this conclusion was based, see “Management’s Annual Report on Internal Control over Financial Reporting” below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of January 31, 2012.

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

Based on the foregoing material weaknesses, we have determined that, as of January 31, 2012, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realigning responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended January 31, 2012) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title
Warren Hosseinion, M.D.	39	Chief Executive Officer, Director
Kyle Francis	38	Executive Vice President and Chief Financial Officer
Ted Schreck	66	Chairman, Director
Suresh Nihalani	58	Director
Gary Augusta	45	Director

Warren Hosseinion, M.D. Dr. Hosseinion has been a director, and our Company’s Chief Executive Officer since July 2008. In 2001, Dr. Hosseinion founded ApolloMed Hospitalists in Los Angeles with Dr. Vazquez. Dr. Hosseinion received his medical degree from Georgetown University and is a Diplomat of the American Board of Internal Medicine. Dr. Hosseinion's qualifications to serve on our Board of Directors include his position as our chief executive officer since the inception of the Company, his background as founder of the Company and leading physician within the medical community in Los Angeles. In addition, Dr. Hosseinion is currently a practicing hospitalist physician and brings to our Board of Directors and our Company a depth of understanding of physician culture and strong knowledge of the healthcare market.

Kyle Francis. Mr. Francis was appointed as Chief Financial Officer, effective December 31, 2010. Prior to being appointed Chief Financial Officer, Mr. Francis served as the Executive Vice President of Business Development and Strategy. Mr. Francis will continue to serve in that function as well as Chief Financial Officer. Prior to joining ApolloMed, he was a member of the Healthcare Services Investment Banking Division of Oppenheimer & Co. and CIBC World Markets. Prior to joining CIBC World Markets, Mr. Francis worked at Enron Corporation. Mr. Francis holds a Bachelor of Commerce with a major in finance and accounting degree from McGill University.

Ted Schreck. Mr. Schreck is a senior healthcare executive with over 37 years of ealthcare experience in both the public and private sector . In 1998, he joined Tenet Healthcare Corporation and served in a number of senior executive roles including, CEO of USC University Hospital and USC/Norris Cancer Hospital, Regional Vice President of Operations, charged with leading a group of ten Los Angeles-area hospitals and finally Senior Vice President of Operations. Prior to joining Tenet, Mr. Schreck worked for the St. Joseph Health System, serving as CEO of Santa Rosa General Hospital and Senior Vice President of Santa Rosa Memorial Hospital, and for Sutter Health System as CEO of Delta Memorial Hospital. He also served as CEO of the Eden Township District Hospitals. Mr. Schreck retired in 2006 but returned to work as a consultant for Portland-based Legacy Health System, which operates five hospitals, a research facility, a hospice agency, and specialty and primary care clinics. Most recently, he served on the board of Los Angeles Orthopedic Hospital, a member of the UCLA Health System. Mr. Schreck brings to our Company a significant amount of healthcare experience and will be tremendous resource to our Company.

Suresh Nihalani. As a Business consultant and advisor, Mr. Nihalani is currently involved with many early stage ventures in the area of Cloud Computing, Data Centers, Next Generation Storage and 4G Backhaul wireless radios, consulting them in technology direction, business development and strategic business planning.Mr. Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. Prior to Nevis Networks, he co-founded Accelerated Networks and ACT Networks. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology. Mr. Nihalani has over 35 years of corporate experience working as a senior executive and director. Mr. Nihalani’s qualifications to serve on our Board of Directors includes his many years of experience as a senior corporate executive with both public and private organizations.

Mr. Augusta brings more than 20 years of experience as an executive focused on private equity, growth strategy and operations, corporate development and M&A. He is also an experienced investor and operator of growth businesses. Mr. Augusta currently serves as President of SpaGus Ventures LLC and SpaGus Capital Partners, growth funds that invest in life sciences and technology companies. Previously, Mr. Augusta was CEO of OCTANe, an innovation development company, AT Kearney, a leading consulting firm, and Corporate Development/M&A Officer at Fluor Inc., a Fortune 500 company. He earned a BS in Mechanical Engineering from the University of Rhode Island and a Master of Science and Management (MSM) from Georgia Tech.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from our officers, directors and greater than 10% beneficial owners, we believe that our insiders complied with all applicable Section 16(a) filing requirements during fiscal year ending January 31, 2012, except as follows: Warren Hosseinion, Kyle Francis, Ted Schreck, Gary Augusta, Suresh Nihalani have not filed Forms 3 or Forms 4 to reflect their holdings.

Code of Ethics

The Company has not yet adopted a code of ethics, in part because we recently commenced business operations and have a limited number of employees. As the Company grows its business, and hires additional employees, we expect to adopt a code of ethics applicable to the conduct of our employees.

Committees of the Board of Directors

Our common stock is currently quoted on the OTCQB electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating or Compensation committee. As of January 31, 2012, our Board of directors did not maintain an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, a nominating committee, or a compensation committee. The entire Board of Directors is acting as the Company's audit committee as specified in section 3(a)(58)(B) of the Exchange Act, and the Board of Directors has determined that no current director is an “audit committee financial expert” as defined by item 407 of Regulation S-K due to the limited number of directors currently on our board.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended January 31, 2011, 2010 and 2009, respectively:

Summary Compensation Table

						Non- Qualified
Name and				Stock	Non-Equity	Deferred
Principal Position	Year	Salary	Bonus	Awards (1)	Incentive Plan Compensation	Compensation Earnings	Total

Warren Hosseinion, M. D.	2012	$349,999	-	-	-	-	$349,999
Chief Executive Officer(2)	2011	$385,013	-	$12,619	-	-	$397,632
	2010	$353,285	-	-	-	-	$353,285

Adrian Vazquez, M.D. (2)(3)	2012	$300,074	-	-	-	-	$300,074
	2011	$382,920	-	$12,619	-	-	$395,539
	2010	$361,097	-	-	-	-	$361,097

Kyle Francis	2012	$142,000	-	$63,000	-	-	$205,000
Chief Financial Officer(4)	2011	11,000	-	$33,761	-	-	$44,761
	2010	-	-	-	-	-	-

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) The reported compensation for Dr. Hosseinion and Dr. Vazquez is a fixed annual amount and is generated from patient care activities.

(3) Adrian Vazquez, M.D., resigned his positions as Chairman of the Board, President and a director of Apollo Medical Holdings, Inc., in each case effective December 9, 2011.

(4) Mr. Francis was appointed as Chief Financial Officer, effective December 31, 2010. Prior to being appointed Chief Financial Officer, Mr. Francis served as the Executive Vice President of Business Development and Strategy. Mr. Francis will continue to serve in that function as well as Chief Financial Officer.

The following table summarizes the outstanding equity awards held by each of our named executive officers as of January 31, 2012:

2012 Outstanding Equity Awards at Fiscal Year End

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)(1)	Option Exercise Price ($) (2)	Option Expiration Date

Warren Hosseinion, M.D. Chief Executive Officer	12/9/2010	200,000	100,000	$0.15	12/8/2020

Adrian Vazquez, M.D.	12/9/2010	200,000	100,000	$0.15	12/8/2020

Kyle W. D. Francis Chief Financial Officer	12/9/2010	100,000	50,000	$0.15	12/8/2020

(1) The shares underlying these options vest 33% immediately on the grant date and in equal installments on the first and second anniversary.
(2) All options have been issued with an exercise price equal to the closing price of our common stock on the date of grant.

No options were exercised during the fiscal year ended January 31, 2012

Hospitalist Participation Service Agreements

Warren Hosseinion, M.D. In February 2009, the Company entered into a Second Amended and Restated Hospitalist Participation Agreement with Dr. Hosseinion, pursuant to which he provides physician services for ApolloMed Hospitalists. Effective February 2009, Dr.Hosseinion’s annual base salary was set at $360,000 payable in bimonthly installments. Dr. Hosseinion's salary is for physician services only and he does not receive any compensation to serve as Chief Executive Officer or for his services as a Director. He is eligible to receive equity awards, in each case as determined by the Board of Directors in accordance with the 2010 Equity Incentive Plan. The Company maintains Dr. Hosseinion’s professional liability insurance.

Adrian Vazquez, M.D. In February 2009, the Company entered into a Second Amended and Restated Hospitalist Participation Agreement with Dr. Vazquez, pursuant to which he provides physician services for ApolloMed Hospitalists. Effective February 2009, Dr.Vazquez’s annual base salary was set at $360,000 payable in bi-monthly installments. Dr. Vazquez's salary for physician services only and he does not receive any compensation to serve as President or as Chairman of our Board of Directors. He is eligible to receive equity awards, in each case as determined by the Board of Directors in accordance with the 2010 Equity Incentive Plan. The Company maintains Dr. Vazquez’s professional liability insurance.

Employment Agreements

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis is compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2011, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. Mr. Francis was named Chief Financial Officer on December 31, 2010. Mr. Francis' compensation has been increased to $11,000 per month.

Outstanding Equity Awards at Fiscal Year-End

On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that owned, in the aggregate, approximately 65% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings, Inc., 2010 Equity Incentive Plan. Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan. During the fiscal year ended January 31, 2011, 1,150,000 options were granted to management, directors and independent contractors of which 883,332 were exercisable as of January 31, 2012 at an exercise price of $0.15 per stock option.  There were no stock options granted during the year ended January 31, 2012.

Director Compensation

Effective as of March 7, 2012, Gary Augusta was appointed to the Company’s Board of Directors. In connection with his service to the Company as a director, Mr. Augusta entered into the Company’s form of Director Agreement, which provides for Mr. Augusta to be a director and entitles Mr. Augusta to receive a restricted stock grant of 400,000 shares of the Company's Common Stock. The shares will vest monthly at a rate of 1/36 per month over a three year time period. In connection with Mr. Augusta’s service as a consultant to the Company, Mr. Augusta, through his entity, Augusta Advisors, entered into a Consulting Agreement with the Company which became effective December 1, 2011, and which terminates on June 30, 2012. Pursuant to that agreement, various consulting services were provided to the Company in return for $10,000 a month in cash compensation and 100,000 shares of common stock issued in the name of Gary Augusta monthly over the term of the agreement (totaling 700,000 shares of common stock).

As of March 7, 2012, an entity affiliated with Mr. Augusta, SpaGus Capital Partners, LLC, had provided a $270,000 seven-month loan to the Company. The Company prepaid interest expenses of $15,000 and closing costs of $5,000.

Effective as of February 15, 2012, Edward “Ted” Schreck was appointed to the Company’s Board of Directors was also appointed as the Chairman of the Board of Directors. In connection with his service to the Company as a director and Chairman, Mr. Schreck entered into the Company’s form of Director Agreement which entitles such director to receive a combined $30,000 annual cash retainer for his board service as well as an initial option grant of 1,000,000 options. These options will vest evenly over a 3 year period.

In connection with his service to the Company as a director, Mr. Nihalani entered into the Company’s form of Director Agreement, which provides for Mr. Nihalani to be a director and entitles Mr. Nihalani to receive a restricted stock grant of 400,000 shares of the Company's common stock. The shares will vest monthly at a rate of 1/36 per month over a three year time period.

All of our remaining directors are named executive officers whose compensation is fully reflected in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Suresh Nihalani	$3,000		0	0	0	0	$3,000

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the year of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2012, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned. As of April 30, 2012, there were 30,635,774 shares of the Company’s common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)
Certain Beneficial Owners:

Directors/Named Executive Officers:
Warren Hosseinion, M.D.	9,123,387	30.5%
Adrian Vazquez, M.D	9,123,387	30.5%
Kyle Francis	1,100,000	3.6%
Suresh Nihalani	800,000	2.6%
Gary Augusta	900,000	2.9%
All Named Executive Officers and Directors as a group (4 persons)	21,046,774	68.7%

(1) Unless otherwise indicated, the business address of each person listed is c/o Apollo Medical Holdings, Inc., 700 N. Brand Blvd., Suite 450, Glendale, California 91203.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of April 30, 2012. AMH is 100% owned by Dr Hosseinion and Dr. Vazquez. Dr. Hosseinion is an officer and Director of Apollo.

(3) The percentages are calculated based on the actual number of shares issued and outstanding as of April 30, 2012, which is 30,635,774.

Equity Compensation Plan Information

The following table provides information, as of January 31, 2012, with respect to all of our compensation plans under which equity securities are authorized for issuance :

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders

Equity compensation plans not approved by stockholders	1,150,000	$0.15	3,850,000

Total	1,150,000		3,850,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the twelve months ended January 31, 2012 and 2011, the Company generated revenue of $514,000 and $577,000, respectively, by providing management services to ApolloMed Hospitalists, an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

Director Independence

Our common stock is quoted on the OTCQB electronic trading platform, which does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for director independence under the NASDAQ stock market’s listing standards, which defines an independent director as “a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board. Based on the foregoing standards, we have determined that Ted Schreck, Suresh Nihalani and Gary Augusta are “independent” directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by Kabani and Company to us for the fiscal years ended January 31, 2012 and January 31, 2011 were as follows:

	Fiscal Year Ended 1/31/2012	Fiscal Year Ended 1/31/2011
Audit fees	$48,000	$47,000
Audit-related fees	-	-
Tax fees(1)	$3,050	1,200
All other fees	-	-
Total	$51,050	$48,200

(1) Tax Returns for the Company were completed by a local CPA firm. The Company paid $3,050 to such firm for 2012 and $1,200 for 2011.

Notes:

(A) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Forms 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2012 and 2011 fiscal years.

(B) Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(C) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2012, beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

Number	Exhibit

3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).
3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).
4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009 (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).
4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc (filed as an exhibit to Current Report on Form 8-K filed on June 19, 2008 and incorporated herein by reference).
10.2	Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.3	Director Agreement, dated October 27, 2008, between the Company and Suresh Nihalani (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.4	Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.5	2010 Equity Compensation Plan (filed as an exhibit to Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
10.6	Employment Agreement with A. Noel DeWinter (filed as an exhibit to Current Report on Form 8-K filed on September 11, 2008, and incorporated herein by reference).
10.7	Amendment to Suresh Nihalani's Director Agreement dated July 16, 2010 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.8	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010 and incorporated herein by reference).
10.9	Stock Purchase Agreement, dated as of February 15, 2011, among the Company, Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates, LLC and BJ Reese (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.10	First Amendment to Stock Purchase Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.11	Services Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.12	Employment Agreement with Jilbert Issai, M.D. dated September 4, 2008 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.13	Consulting Agreement with Kyle Francis dated March 22, 2009 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.14	Hospitalist Participation Service Agreement with Warren Hosseinion, M.D. dated May 1, 2009 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.15	Hospitalist Participation Service Agreement with Adrian C. Vazquez, M.D. dated May 1, 2009 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).

21.1	Subsidiaries of Apollo Medical Holdings, Inc.*
23.1	Consent of Kabani and Company.*
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Financial statements from the quarterly report on Form 10-K of Apollo Medical Holdings, Inc. for the year ended January 31, 2012, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.*

* Filed herewith.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KYLE FRANCIS	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2012
Kyle Francis

FINANCIAL STATEMENTS - TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Apollo Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc as of January 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $2,117,708 as of January 31, 2012, negative working capital of $266,044 and cash flows used in operating activities of $385,455. These factors, as discussed in Note 3 to the financial statements raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matter are also described in Note 3. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

May 15, 2012

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	January 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$164,361	$397,101
Accounts receivable, net	994,118	704,971
Advances	2,140	-
Receivable from officers	-	24,873
Due from affiliate	5,504	3,900
Prepaid expenses	45,601	29,138
Prepaid financing cost, current	37,500	37,500
Total current assets	1,249,224	1,197,483

Prepaid financing cost, long term	1,563	39,500
Property and equipment – net	43,261	21,593
Intangible assets	38,000	-
Goodwill	32,000	-
TOTAL ASSETS	$1,364,048	$1,258,139

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$163,476	$92,745
Convertible notes, net of $653,026 debt discount	596,366	-
Derivative liability	653,026	-
Shares to be issued	90,000	-
Due to officers	12,400	-
Total current liabilities	1,515,268	92,745

Convertible notes	150,000	1,248,588
Warrant liability	120,000	-
Total liabilities	1,785,268	1,341,333

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 29,335,774 and 27,635,774 shares issued and outstanding as on January 31, 2012 and 2011, respectively	29,336	27,636
Additional paid-in-capital	1,429,051	1,058,418
Accumulated deficit	(2,117,708)	(1,397,363)
Total	(659,321)	(311,309)
Non-controlling interest	238,101	228,115
Total stockholders' deficit	(421,220)	(83,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,364,048	$1,258,139

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	For the years ended
	January 31,
	2012	2011

REVENUES	$5,110,806	$3,896,584
COST OF SERVICES	4,132,399	3,314,722
GROSS REVENUE	978,407	581,862

Operating expenses:
General and administrative	1,379,153	566,649
Depreciation	12,589	11,198
Total operating expenses	1,391,742	577,847

(LOSS) INCOME FROM OPERATIONS	(413,335)	4,015

OTHER EXPENSES:
Interest expense	(131,534)	(126,431)
Financing cost	(172,500)	(37,500)
Other income	2,842	5,185
Total other expenses	(301,192)	158,746

LOSS BEFORE INCOME TAXES	(714,527)	(154,731)

Provision for income tax	5,819	1,600

NET LOSS	$(720,346)	$(156,331)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	29,078,925	27,490,476

*BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	Common Stock			Non- controlling	Accumulated	Stockholder's
	Shares	Amount	APIC	Interest	Deficit	Deficit
Balance at January 31, 2010	27,041,328	$27,041	$939,483	$228,115	$(1,241,031)	$(46,393)
Shares issued for service	594,446	595	46,783	-	-	47,378
Non-cash stock-based compensation charges	-	-	72,152	-	-	72,152
Net Loss	-	-	-	-	(156,331)	(156,331)
Balance at January 31, 2011	27,635,774	27,636	1,058,418	228,115	(1,397,362)	(83,194)
Shares issued in connection with acquisitions of AHI and PCCM	1,350,000	1,350	278,650	-	-	280,000
Acquisition related non-controlling interest	-	-	-	164,276	-	164,276
Distributions to non-controlling interest shareholder	-	-	-	(154,290)	-	(154,290)
Non-cash stock-based compensation charges	350,000	350	62,650	-	-	63,000
Stock option expense			29,333			29,333
Net Loss	-	-	-	-	(720,346)	(720,346)
Balance at January 31, 2012	29,335,774	$29,336	$1,429,051	$238,101	$(2,117,708)	$(421,220)

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	Years ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(720,346)	$(156,331)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	12,589	11,198
Bad debt expense	118,077	42,908
Issuance of shares for services	152,400	47,378
Stock option expense	29,333	72,152
Amortization of debt discount	804	1,006
Increase in warrant liability	120,000	-
Impairment loss	210,000	-
Changes in assets and liabilities:
Accounts receivable	(407,224)	(290,363)
Due from / to officers	14,953	-
Due from affiliates	(1,604)	-
Prepaid financing cost	37,500	37,500
Prepaid expenses	(22,668)	1,027
Accounts payable and accrued liabilities	70,731	(11,507)
		-
Net cash used in operating activities	(385,455)	(245,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of property and equipment	(7,205)	(21,165)
Cash received from consolidation of VIE	164,210	-
Net cash provided by (used) in financing activities	157,005	(21,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related parties	-	(2,440)
Proceeds from/(payment to) convertible notes	150,000	-
Distribution to non-controlling interest shareholder	(154,290)	-
Net cash used in financing activities	(4,290)	(2,440)

NET DECREASE IN CASH & CASH EQUIVALENTS	(232,740)	(268,636)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	397,101	665,737

CASH & CASH EQUIVALENTS, ENDING BALANCE	$164,361	$397,101

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Interest paid during the year	$129,000	$125,425
Taxes paid during the year	$2,400	$1,600

NON-CASH FINANCING ACTIVITIES
Fair value of common stock issued in connection with acquisitions (Note 17)	$280,000	$-
Shares to be issued for services (Note 15)	$90,000	$-

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Critical Accounting Policies

Apollo Medical Holdings, Inc. (“Apollo” or the “Company”) is a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients. Apollo Medical Holdings, Inc. operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through a wholly owned subsidiary-management companies, Apollo Medical Management, Inc. (“AMM”) and Pulmonary Critical Care Management, Inc. (“PCCM”). Through AMM and PCCM, the Company manages affiliated medical groups, which primarily consists of ApolloMed Hospitalists (“AMH and Los Angeles Lung Center (“LALC”). AMM and PCCM operate as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under Management Service Agreements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, , Aligned Healthcare Group (“AHI”) and PCCM as well as Professional Medical Corporations managed under long-term management agreements including AMH and LALC. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management contracts with the Professional Medical Corporations, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the Professional Medical Corporations, except in the case of gross negligence, fraud, or other illegal acts by us, or bankruptcy of ApolloMed.

Through the management agreements and our relationship with the stockholders of the Professional Medical Corporations, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the Professional Medical Corporations. Consequently, we consolidate the revenue and expenses of the Professional Medical Corporations from the date of execution of the management agreements. All intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations

During the twelve month period ended January 31, 2012, the Company had three major customers, which contributed 34%, 17% and 7.6% of revenue. As of January 31, 2012, the total receivables from these customers amounted to $140,000, $89,099 and $41,900, respectively.

During the twelve month period ended January 31, 2011, the Company had three major customers, which contributed 36%, 20% and 12% of revenue. As of January 31, 2011, the total receivables from these customers amounted to $170,638, $167,799 and $88,580, respectively.

Stock-Based Compensation

Employee Stock Options and Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. There were no stock options granted during the year ended January 31, 2012. For options granted during the year ended January 31, 2011, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

Year ended January 31, 2012
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

The estimated weighted average fair value of options granted during the year ended January 31, 2011, was $ $0.011. As of January 31, 2012 and 2011, there was approximately $25,015 and $54,348, respectively, of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. The remaining unrecognized expense at January 31, 2012, is expected to be recognized during the fiscal year end January 31, 2013.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. During the years ended January 31. 2012 and 2011, the Company’s operating results included $29,333 and $72,152, respectively, for non-cash stock-based compensation for options issued to consultants and other non-employees.

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the years ended January 31, 2012 or 2011.

Basic and Diluted Earnings Per Share

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

Cash and cash equivalents at January 31, 2012, include cash in bank representing the Company’s current operating account and $27,407 in a brokerage money market account.

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

Property and Equipment

Property and Equipment is recorded at cost and depreciated using the straight- line method over the estimated useful lives of the respective assets. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Computers and Software are depreciated over 3 years. Furniture and Fixtures are depreciated over 8 years. Machinery and Equipment are depreciated over 5 years.

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

ASU No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) was issued in December 2010. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that impairment to goodwill exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company adopted ASU 2010-28 for the quarter ending March 31, 2011.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. We do not expect the adoption of this revised GAAP to have a material effect on our financial position.

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance. We do not expect the adoption of this revised GAAP to have a material effect on our financial position.

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

3. Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company continues to incur operating losses and has an accumulated deficit of $2,117,708 as of January 31, 2012. In addition, at January 31, 2012, the Company has a total stockholders’ deficit of $659,321 and generated a negative net cash flow operating activities of $385,455 for the year then ended.

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

4. Accounts Receivable

Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at each quarter end. As of January 31, 2012, Accounts Receivable was $994,118, net of a provision for bad debt of $42,576, and represents amounts invoiced by AMH and LALC. Accounts Receivable was $704,971, net of the provision for bad debt of $34,746, on January 31, 2011.

5. Receivable from officers

Receivable from officers represent compensation payments made in fiscal year 2010 above contractual amounts. These amounts were expensed in fiscal year 2012 in exchange for additional physical services provided to the company.

6. Due from Affiliate

Amounts due from affiliate represents advances made by the Company to Apollo Medical Associates (“AMA”). These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

7. Prepaid Expenses

Prepaid Expenses represent amounts paid in advance for medical malpractice insurance, software licenses and Director’s and Officer’s insurance.

8.  Prepaid financing cost

Prepaid financing cost represents unamortized financing cost associated with 10% Senior Subordinated Callable Convertible Notes due January 31, 2013 paid by the Company on the closing of the placement on October 16, 2009 (see Note 11).

9. Property and Equipment

Property and Equipment consisted of the following:

	January 31, 2012	January 31, 2011
Website	$4,568	$4,568
Computers	13,912	13,912
Software	155,039	155,039
Machinery and equipment	71,553	50,815
Furniture and fixtures	5,302	-
Leasehold improvements	8,198	-
Gross Property and Equipment	258,572	224,334
Less accumulated depreciation	(215,311)	(202,741)
Net Property and Equipment	$43,261	$21,593

Depreciation expense was $12,589 and $11,198 for the twelve month periods ended January 31, 2012 and 2011, respectively.

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	January 31, 2012	January 31, 2011
Accounts payable	$109,704	$35,815
D&O insurance payable	11,444	10,913
Income taxes payable	4,219	-
Accrued interest	1,000
Accrued professional fees	27,500	5,483
Accrued payroll and income taxes	9,609	40,534
Total	$163,476	$92,745

11.  Convertible Notes

The Company’s long-term debt consists of the following:

	January 31, 2012	January 31, 2011
Subordinated Borrowings:
10% Senior Subordinated Convertible Notes, net of debt discount of $653,026, due January 31, 2013	$596,366	$1,248,588

8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	-

Total Convertible Notes	$746,366	$1,248,588
Less: Current Portion	596,366	-

Total	$150,000	$1,248,588

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

At January 31, 2012, the Company has recorded a derivative liability and an off-setting debt discount in the amount of $653,026 as the result of the change in the conversion price. At January 31, 2012, the conversion price reset to $0.11485. The Company’s calculation of the derivative liability was made using the Black-Scholes option-pricing model with the following assumptions: expected life of 1 year; 80.0% stock price volatility; risk-free interest rate of 0.30% and no dividends during the expected term.

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

At January 31, 2012, the warrant exercise price reset to $0.11485. As the result, the Company has recorded a warrant liability of $120,000 and recognized additional financing costs of $120,000 for the year ended January 31, 2012. The fair value of the warrant liability was determined using the Black-Scholes model option pricing model with the following assumptions: expected life of 2.75 years; 30% stock price volatility; risk-free interest rate of 0.30% and no dividends during the expected term.

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

The 8% Notes are convertible any time prior to February 1, 2015. The initial conversion rate is 100,000 shares of the Company’s common stock per $25,000 principal amount of the 8% Notes, which represents an initial conversion price of $0.25 per share of the Company’s common stock. The conversion price of the 8% Notes will be adjusted on a weighted average basis if the Company issues certain additional shares of common stock (or warrants or rights to purchase share of common stock or securities convertible into common stock) for a consideration per share which is less than the then applicable conversion price.

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

Interest expense was $130,000 and $125,000 for the years ended January 31, 2012 and 2011, respectively.

The following table represents the principal repayments of all the outstanding debt as of January 31, 2012:

Year ending January 31,

2013	$1,250,000
2014	-
2015	-
2016	150,000

12. Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”)). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of January 31, 2012, the Company had federal and California tax net operating loss carryforwards of approximately $1,981,000 and $2,060,000, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2028 through 2031.

The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets as of January 31, 2012 and January 31, 2011 are shown below. A valuation allowance of $933,420 and $232,700 as of January 31, 2012 and 2011, respectively, has been established against the Company’s deferred tax assets as realization of such assets is uncertain.

Deferred tax assets consist of the following:

	January 31,	January 31,
	2012	2011
NOL carry forward	849,591	212,800
Stock Option - exercisabe	81,775	10,800
Contribution carryforward	6,970	-
Warrant liability	51,408	-
State income taxes	1,247	-
Accrual to cash	(76,500)	-
State income taxes, deferred	(71,035)	-
Impairment loss	89,964	-
Other, net	-	9,100
Net Deferred Tax Assets	933,420	232,700
Valuation Allowance	(933,420)	(232,700)
	-	-

The provision for income taxes for the year ended January 31, 2012 differs from the amount computed by applying the federal income tax rate as follows:

Tax computed at the statutory rate (34%)	0.34%
Stock options	(0.01)%
Accrual to cash	0.01%
Warrant liability	(0.05)%
Impairment Loss	(0.08)%
Non-cash stock compensation	(0.06)%
Change in valuation	(0.15)%
-%

As of January 31, 2012, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2009 through 2012. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

13. Related Party Transactions

During the twelve months ended January 31, 2012 and 2011, the Company generated revenue of $514,000 and $577,000, respectively, by providing management services to ApolloMed Hospitalists (AMH), an affiliated company with common ownership interest. Commencing August 1, 2008, the management services fee income reported by AMM was eliminated in consolidation against similar costs recorded at AMH.

14  Non-Controlling Interest

Activity within non-controlling interest for the twelve-months ended January 31, 2012 consisted of the following:

Beginning balance as of January 31, 2011	$228,115
Acquisition-related non-controlling interest	164,276
Distributions to non-controlling interest shareholder	(154,290)
Ending balance as of January 31, 2012	$238,101

15. Stockholder’s Deficit

The Company issued a total of 1,350,000 common shares during the twelve months ended January 31, 2012 related to acquisitions (see Note 17).

The Company authorized the issuance 600,000 shares of common stock for compensation related to consulting and directors fees during the twelve months ended January 31, 2012. The shares were valued at $90,000 based on the fair values of the shares at the issuance dates. These shares were not issued as January 31, 2012 and as such have been recorded as shares to be issued in current liabilities.

The Company issued 350,000 shares of common stock for compensation to the CFO during the twelve months ended January 31, 2012. The shares were valued at $63,000 based on the fair value of the shares at the issuance date.

The Company issued a total of 594,446 common shares in the twelve months ended January 31, 2011, including 244,446 shares issued to officers and directors and 350,000 shares issued to Kanehoe Advisors related to professional services related to the issuances. The total shares were valued at $47,378 based on the fair value of the shares at the issuance dates.

Warrants outstanding:

	Aggregate intrinsic value	Number of warrants issued
Outstanding at January 31, 2011	$-	1,655,333
Granted	-	-
Exercised	-	,
Lapsed	-	(155,333)
	-
Outstanding at January 31, 2012	-	1,500,000

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$0.114850	1,250,000	2.75	1,250,000	$0.114850
$0.114850	250,000	2.75	250,000	$0.114850

In conjunction with the completion of the private placement on October 16, 2009, as described in Note 11, the Company issued a total of 1,500,000 warrants. Of this amount, 1,250,000 warrants were issued to the holders of the Convertible Notes and 250,000 warrants were granted to the placement agent. The 1,250,000 warrants held by the note holders are exercisable into shares of Common Stock at an initial exercise price of $0.11485. The Warrants have a five-year term and expire on October 31, 2014. The 250,000 warrants conveyed to the placement agent also have a five-year term, expire on October 31, 2014, and are exercisable at $0.11485 per share.

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

As of January 31, 2012, options to purchase an aggregate of 883,332 shares of common stock were exercisable under the Company’s stock option Plan. During the year ended January 31, 2012, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plans for the year ended January 31, 2012 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 31, 2011
Granted	1,150,000	$0.15
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, January 31, 2012	1,150,000	$0.15	8.9 years	$-

Vested and expected to vest	1,150,000	$0.15	8.9 years	$-
Exercisable, January 31, 2012	883,332	$0.15	8.9 years	$-

As January 31, 2012, options available for future grant under the Plan amounted to 3,850,000.

Information regarding stock options outstanding at January 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at January 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at January 31, 2012	Weighted average exercise price
$0.15	1,150,000	8.9 years	$0.15	883,332	$0.15

16. Commitments and Contingency

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis is compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2010, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. On March 15, 2011, Mr. Francis was granted an additional 350,000 shares on the third anniversary of the before mentioned Consulting Agreement.

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

Effective as of January 1, 2012, Suresh Nihalani was re-elected to the Company’s Board of Directors. In connection with his service to the Company as a director, In connection with his service to the Company as a director, Mr. Nihalani entered into the Company’s form of Director Agreement, which provides for Mr. Nihalani to be a director and Mr. Nihalani received a restricted stock grant of 400,000 shares of the Company's Common Stock. The shares will vest monthly at a rate of 1/36 per month over a three year time period.

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

Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock became issuable (the “Initial Shares”) and are included in the number of shares outstanding. In addition, if the gross revenues of AHI and an affiliated entity (the “Aligned Division”) had exceeded $1,000,000 on or before February 1, 2012, then the Company would have been obligated to issue an additional 1,000,000 shares of common stock (the “Contingent Shares”). Moreover, the Company would be obligated to issue up to an additional 3,500,000 shares of common stock (the “Earn-Out Shares” and, collectively with the Initial Shares and the Contingent Shares, the “Shares”) over a three year period following closing based on the EBITDA generated by the Aligned Division during that time. Under the agreement, ApolloMed would issue twelve shares of its Common stock for each dollar of Actual EBITDA earned in the first 12-month period. In subsequent periods, ApolloMed would be required to issue twelve shares of its common stock for each dollar of Actual EBITDA in excess of the maximum EBITDA earned in either the first 12-month period or first 12-month period and second 12 month period.

Additionally, in Accordance with the Purchase Agreement, if prior to February 15, 2012, AHI had not entered into an agreement for the provision of certain services to a hospital or certain other health organizations that has a term of at least one year and provides aggregate net revenues to AHI of at least $1,000,000, the Company would have the right to repurchase all of the Initial Shares for $0.05 per share, at which time the Company’s obligation to issue any further Shares would terminate.

Based on our initial internal estimate of contingent shares to be issued as part of this agreement, we had estimated that the total fair value of the common stock shares issued and contingently issuable for this transaction on the acquisition date was $367,500 (1,750,000 shares).

The Company originally recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets stipulated in the Purchase Agreement. Based on the Company’s estimation, an initial liability of $367,500 was recorded. Subsequently, we have reassessed our estimates and have determined that the initial terms of the agreement have not be met, and as the result, we have determined that there will be no additional shares contingently issuable under the terms of the Purchase Agreement and we have recorded an adjustment to revise our initial estimate of the purchase price in contemplation that no contingent consideration as was previously reported in our interim financial statements.

The following table summarizes the preliminary and final determination of the purchase price and fair value of AHI’s assets acquired at the date of acquisition:

	Preliminary	Final
Purchase price calculation:
Common stock issued (1,000,000 shares)	210,000	210,000
Contingent consideration (1,750,000 shares of common stock)	367,500	-
Fair value of total consideration	577,500	210,000

Allocation of purchase price:
Intellectual property and technical know-how	577,500	-
Goodwill	-	210,000
	577,500	210,000

As of January, 31, 2012, based upon the completion of the Company’s annual goodwill impairment test, it was determined that the goodwill associated with the AHI acquisition has been impaired, and as the result, the Company has recorded an impairment loss of $210,000. The cause of the impairment was the result of contracts that were anticipated to result from this acquisition that have not materialized and management has decided to focus its energies on new initiatives.

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

The following table summarizes the fair value of LALC’s assets acquired and liabilities at the date of acquisition of PCCM and consolidation of LALC:

Purchase Price	70,000

Fair value of net assets acquired
Cash	$164,210
Prepaid expenses	9,472
Property and equipment	26,041
Management services agreement	38,000
Accounts payable and accrued liabilities	(1,447)
Due from officer	(34,000)
Non-controlling interest	(164,276)
Net assets acquired	$38,000

Goodwill	$32,000

Proforma financial information is not presented as PCCM did not exist in the comparative period herein presented.

18. Subsequent Events

As of March 7, 2012, an entity affiliated with Mr. Augusta, SpaGus Capital Partners, LLC, had provided a $270,000 seven-month loan to the Company. The Company prepaid interest expenses of $15,000 and closing costs of $5,000.

