Form 10-Q
period 2012-04-30
Apollo Medical Holdings, Inc.
filed 2012-06-19
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-25809

APOLLO MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8046599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

700 N. Brand Blvd., Suite 450

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

As of June 13, 2012, there were 31,051,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited
	Balance Sheet As of April 30, 2012 and January 31, 2012	3
	Statements of Operations For the Three months ended April 30, 2012 and 2011	4
	Statements of Cash Flows For the Three months ended April 30, 2012 and 2011	5
	Notes to Condensed Consolidated Financial Statements	6-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Control and Procedures.	19

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Mine Safety Disclosure	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2012	January 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$193,931	$164,361
Accounts receivable, net	1,146,522	994,118
Advances	1,604	2,140
Due from affiliate	7,929	5,504
Prepaid expenses	52,624	45,601
Prepaid financing costs, current	48,513	37,500
Total current assets	1,451,123	1,249,224

Other assets	1,450
Deferred commission cost	-	1,563
Property and equipment - net	47,740	43,261
Intangible assets	20,000	20,000
Goodwill	50,000	50,000

TOTAL ASSETS	$1,570,313	$1,364,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$179,094	$163,476
Senior secured promissory note	270,000	-
10% Convertible notes payable, net	759,824	596,366
Derivative liability	544,188	653,026
Stock issuable	-	90,000
Due to officers	18,464	12,400
Total current liabilities	1,771,570	755,426

8% Convertible notes, net	150,000	150,000
Warrant liability	105,000	120,000
Total liabilities	2,026,570	1,025,426

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 30,851,774 and 29,335,774 shares issued and outstanding as of April 30, 2012 and January 31, 2012, respectively	30,852	29,336
Prepaid consulting	(44,800)	-
Additional paid-in-capital	1,694,654	1,429,051
Accumulated deficit	(2,275,064)	(2,117,708)
Total	(594,358)	(659,321)
Non-controlling interest	138,101	238,101
Total stockholders' deficit	(456,257)	(421,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,570,313	$1,364,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2012	2011

REVENUES	$1,631,844	$1,039,693
COST OF SERVICES	1,328,659	947,489
GROSS PROFIT	303,185	92,204

Operating expenses:

General and administrative	351,547	276,355

Depreciation	4,791	3,293

Total operating expenses	356,338	279,648

LOSS FROM OPERATIONS	(53,153)	(187,444)

Other income (expense)
Gain on change in fair value of warrant and derivative liabilities	123,838	-
Interest expense	(202,826)	(31,574)
Financing cost	(21,210)	(9,375)
Other (expense) income	(5)	1,063

Total other expenses	(100,203)	(39,886)

LOSS BEFORE INCOME TAXES	(153,356)	(227,330)

Provision for Income Tax	4,000	1,600

NET LOSS	$(157,356)	$(228,930)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	29,965,878	28,648,134

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,356)	$(228,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,791	3,293
Issuance of shares for services	42,880	63,000
Non-cash stock option expense	61,254	7,333
Amortization of financing costs	21,210	9,375
Amortization of debt discount	163,458	201
Gain on change in fair value of warrant and derivative liabilites	(123,838)	-
Changes in assets and liabilities:
Accounts receivable	(152,404)	12,568
Due to officers	6,064	-
Due from affiliates	(2,425)	(800)
Prepaid commission and financing cost	(5,000)	0
Prepaid expenses and advances	(3,963)	11,911
Other assets	(1,450)	0
Accounts payable and accrued liabilities	15,619	6,817
Net cash used in operating activities	(131,160)	(115,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(9,270)	-
Net cash used in investing activities	(9,270)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	270,000	-
Distribution to non-controlling interest shareholder	(100,000)	-
Net cash provided by financing activities	170,000	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	29,570	(115,232)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	164,361	397,101

CASH & CASH EQUIVALENTS, ENDING BALANCE	$193,931	$281,869

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$15,000	$123
Income Taxes paid	$8,240	$1,600

Non-Cash Financing Activities
Shares issued in connection with acquisitions	$-	$210,000
Contingent consideration payable	$-	$367,500
Shares issued in connection with promissory note financing costs	$25,661	$-
Shares issued for prepaid director services	$47,520	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Description of Business

Apollo Medical Holdings, Inc. (“Apollo” or the “Company”) is a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients. Apollo operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through the following wholly owned subsidiary-management companies, Apollo Medical Management, Inc. (“AMM”), and Pulmonary Critical Care Management, Inc. (“PCCM”). Through AMM and PCCM, the Company manages affiliated medical groups, which primarily consists of ApolloMed Hospitalists (“AMH") and Los Angeles Lung Center (“LALC”). AMM and PCCM operate as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under management service agreements.

2.     Summary of Significant Accounting Policies

Accounting Principles

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-K for the fiscal year ended January 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2012.

Principles of Consolidation

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, Aligned Healthcare Group (“AHI”) and PCCM as well as professional medical corporations (“PMC’s”) managed under long-term management agreements including AMH and LALC. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management contracts with the PMC’s, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PMC’s, except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

Through the management agreements and our relationship with the stockholders of the PMC’s, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the PMC’s. Consequently, we consolidate the revenue and expenses of the PMC’s from the date of execution of the management agreements.

All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

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

Fair Value of Warrants

The Company accounts for free-standing warrants for shares of common stock by first determining whether the instruments require liability treatment based in the warrant agreements. Generally, when the agreements require future performance obligations on the part of the Company (other than the issuance of common shares in connection with notice of exercise), or the exercise price of warrants is not fixed or determinable, then the warrants are treated as liabilities and recorded at their relative fair value as of each reporting period. If the warrants are determined to be equity-classified instruments, then the warrants are recorded as an increase in additional paid-in capital with a corresponding discount.

The Company accounts for warrants included with convertible notes by first allocating the proceeds of issuance among the convertible instrument and the stock warrants based on their relative fair values. Following this, it is then further determined whether the embedded conversion option has an intrinsic value. The fair value of the warrants is recorded as an increase to additional paid-in capital with a corresponding discount on the related notes.

Subsequent adjustments to the exercise price of the warrants are recorded at the date of the change. Warrants that are classified as liabilities are re-measured at each reporting period and changes in the fair value are reported in the Company’s consolidated statement of operations.

Concentrations

The Company had three major customers during the three month period ended April 30, 2012 which contributed 26.2%, 10.0% and 9.1% of revenue, respectively, and during the three month period ended April 30, 2011 which contributed 41.8%, 23.2% and 9.9%, of revenue. As of April 30, 2012, the total receivables from these customers amounted to $232,904, $139,800, and $66,667 respectively, and as of January 31, 2011, the total receivables from these customers amounted to $140,000, $89,099, $41,900, respectively.

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

Cash and cash equivalents at April 30, 2012, include cash in bank representing the Company’s current operating accounts and $22,723 in a brokerage money market account.

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

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria are de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

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

Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Reclassification

Certain amounts in the 2011 condensed consolidated financial statements have been reclassified to conform them to the 2012 presentation.

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

ASU No. 2010-28, Intangibles — Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts   (“ASU 2010-28”) was issued in December 2010.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.    The Company adopted ASU 2010-28 for the quarter ending March 31, 2011.

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

3.     Going Concern

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company continues to incur operating losses and has an accumulated deficit of $2,275,064 as of April 30, 2012. In addition, at April 30, 2012, the Company has a total stockholders’ deficit of $456,257 and generated a negative net cash flow operating activities of $131,160 for the three months then ended.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013 and maturing debt in fiscal 2013 totaling $1,520,000. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable in the accompanying consolidated balance sheets includes an allowance for doubtful accounts of $42,576 and $42,576 at April 30, 2012 and January 31, 2012, respectively.

5.    Prepaid Financing Cost

Prepaid financing cost represents financing cost associated with 10% Senior Subordinated Callable Convertible Notes (see Note 9) and the Senior Secured Promissory Note (see Note 8), and are amortized over the lives of the respective notes.

6.    Property and Equipment

Property and equipment consisted of the following:

	April 30, 2012	January 31, 2012
Website	$4,568	$4,568
Computers	15,450	13,912
Software	160,385	155,039
Machinery and equipment	73,939	71,553
Furniture and fixtures	5,302	5,302
Leasehold improvements	8,198	8,198
Gross Property and Equipment	267,842	258,572
Less accumulated depreciation	(220,102)	(215,311)
Net Property and Equipment	$47,740	$43,261

Depreciation expense was $4,791 and $3,293 for the three months ended April 30, 2012 and 2011, respectively.

7.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 30,	January 31,
	2012	2012

Accounts payable	$58,458	$109,704
D&O insurance payable	7,617	11,444
Income taxes payable	1,399	4,219
Accrued interest	35,250	1,000
Accrued professional fees	68,434	27,500
Accrued payroll taxes	7,936	9,609
Total	$179,094	$163,476

8.    Senior Secured Note

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC, an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provide for interest at 8.929% per annum, payments of principal of $135,000 on September 30, 2012 and October 31, 2012, and to be secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of common stock, which was valued at $25,661 at the date of issuance. Prepaid interest and financing costs will be amortized to interest expense over the life of the note using the effective interest method. Related interest expense was $5,000 and loan cost amortization was $6,835 included in the accompanying condensed consolidated statement of operations for the three months ended April 30, 2012.

9.    Convertible Notes

The Company’s convertible notes consisted of the following:

	April 30, 2012	January 31, 2012

10% Senior Subordinated Convertible Notes due January 31, 2013, net of debt discount of $490,177( April 30, 2012) and $653,026 (January 31, 2012)	$759,824	$596,366

8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000

Total Convertible Notes	909,824	746,366

Less: Current Portion	759,824	596,366

Total	$150,000	$150,000

10% Senior Subordinated Callable Convertible Notes due January 31, 2013

On October 16, 2009, the Company issued $1,250,000 of its 10% Senior Subordinated Callable Convertible Notes. The net proceeds of $1,100,000 were used for the repayment of existing debt, acquisitions, physician recruitment and other general corporate purposes. The notes bear interest at a rate of 10% annually, payable semi- annually on January 31 and July 31. The Notes mature and become due and payable on January 31, 2013 and rank senior to all other unsecured debt of the Company.

The 10% Notes were sold through an Agent in the form of a Unit. Each Unit was comprised of one 10% Senior Subordinated Callable Note with a par value $25,000, and one five-year warrant to purchase 25,000 shares of the Company’s common stock. The purchase price of each Unit was $25,000, resulting in gross proceeds of $1,250,000.

In connection with the placement of the subordinated notes, the Company paid a commission of $125,000 and $25,000 of other direct expenses. The agent also received five-year warrants to purchase up to 250,000 shares of the Common Stock at an initial exercise price of $0.25 per share adjustable pursuant to changes in public value of our shares and cash flow of the Company from July 31, 2011 until the note is paid in full. The agent also received 100,000 shares of restricted common stock for pre-transaction advisory services and due diligence. A commission of $125,000 paid at closing, is accounted for as prepaid expense and will be amortized over a forty-month period through January 31, 2013, the maturity date of the notes. The $25,000 of other direct expenses were paid at closing and accounted for as financing costs in the accompanying consolidated financial statements. In addition, financing costs included $4,000 related to the value of the 100,000 shares granted to the placement agent

The 10% Notes are convertible any time prior to January 31, 2013. The initial conversion rate is 200,000 shares of the Company’s common stock per $25,000 principal amount of the 10% Notes adjustable pursuant to changes in public value of our shares and cash flow of the Company. This represents an initial conversion price of $0.125 per share of the Company’s common stock. The note is fixed from August 1, 2009 through July 31, 2011. After July 31, 2011, the conversion price will equal to the lesser of $0.125 per share or the average of the monthly high stock price and low stock price as reported by Bloomberg multiplied by 110%. The minimum conversion price is the greater of $0.05 per share or 8 times cash EPS.  On or after January 31, 2012, the Company may, at its option, upon 60 days’ notice to both the Note-holder’s and the placement agent, redeem all or a portion of the notes at a redemption price in cash equal to 102% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Company recorded a derivative liability and an off-setting debt discount in the amount of $653,026 as of January 31, 2012, as the result of the change in the conversion price in connection with the conversion price reset to $0.11485. The Company’s calculation of the derivative liability was made using the Black-Scholes option-pricing model with the following assumptions: expected life of 1 year; 80.0% stock price volatility; risk-free interest rate of 0.30% and no dividends during the expected term.

The Warrants attached to the Units are exercisable into shares of Common Stock at an initial exercise price of $0.125. The Warrants have a five-year term and expire on October 31, 2014. The Company’s calculations were made using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years; 80.0% stock price volatility; risk-free interest rate of 2.16% and no dividends during the expected term. These warrants were estimated to have a fair value of $2,653 using the Black-Scholes pricing model which was recorded as unamortized warrant discount on the grant date and $2,418 as of January 31, 2010.

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

At January 31, 2012, the warrant exercise price reset to $0.11485. In connection with this the Company recorded a warrant liability of $120,000 and recognized additional financing costs of $120,000 for the year ended January 31, 2012. The fair value of the warrant liability was determined using the Black-Scholes model option pricing model with the following assumptions: expected life of 2.75 years; 30% stock price volatility; risk-free interest rate of 0.30% and no dividends during the expected term.

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On September 1, 2011, the Company issued $150,000 of its 8% Senior Subordinated Promissory Convertible Notes. The net proceeds were used for working capital to support organic growth including the expansion to new hospitals and hiring of new physicians, acquisitions of physician practices and/or care management businesses and for general corporate purposes. The notes bear interest at a rate of 8% annually, payable semi -annually on December 31 and June 30. The Notes mature and become due and payable on February 1, 2015 and rank senior to all other subordinated debt of the Company.

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

At any time on or after June 30, 2014, the Company may, at its sole option redeem all of the Notes at a redemption price in cash equal to 108% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest to, but excluding the redemption rate.

Interest expense on the Convertible Notes was $34,250 and $31,250 for the three month periods ended April 30, 2012 and 2011, respectively. Amortization expense of the debt discount on the 10% Convertible Notes is included in interest expense and was $163,458 and $0 for the three months ended April 30, 2012 and 2011, respectively.

10. Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Senior Secured Note and the Convertible Notes approximates fair value. The fair value of the warrant and derivative liability was estimated using the Black-Scholes option valuation model.   The Company did not have any assets or liabilities categorized as Level 1 or 2 as of April 30, 2012.

The carrying amounts and fair values of the Company's financial instruments are presented below as of April 30, 2012:

	Carrying Amount			Fair Value (a)
Level 3 Liabilities
Derivative liability	$		(a)	$544,188
Warrant liability			(a)	105,000
		$89,454		$649,188
(a) No cost is associated with these liabilities (see Note 9)

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended April 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative	Warrant	Total
Balance at January 31, 2012	$653,026	$120,000	$773,026
Additions	-	-	-
Exercises	-	-	-
Adjustment resulting from change in fair value recognized in earnings (1)	(108,838)	(15,000)	(123,838)
Balance at April 30, 2012	$544,188	$105,000	$649,188

(1) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain is recorded in unrealized gain on change in fair value of warrant and derivative liabilities in the accompanying condensed and consolidated statement of operations.

10.  Related Party Transactions

Due to officers of $18,464 at April 30, 2012 represent amounts due in connection with acquisition of PCCM and reimbursement of certain expenses paid on behalf of the Company. This balance is non- interest bearing and due on demand.

Due from affiliates represents advances made by the Company to Apollo Medical Associates (“AMA”). These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

11.  Non-Controlling Interest

Activity within non-controlling interest for the three months ended April 30, 2012 consisted of the following:

Balance as of January 31, 2012	$238,101
Distributions to non-controlling interest shareholder	(100,000)
Balance as of April 30, 2012	$138,101

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

13.  Stockholders’ Deficit

Share Issuances

The Company’s Board of Directors authorized the issuance 600,000 shares of common stock for compensation related to consulting and directors’ fees during the twelve months ended January 31, 2012. The shares were valued at $90,000 based on the fair values of the shares at the issuance dates. These shares were not issued as January 31, 2012 and were recorded as a liability at January 31, 2012. Included in the issuance of 600,000 shares were 400,000 restricted shares of common stock acquired by Mr. Suresh Nihalani for $0.001 per share in connection with Mr. Nihalani’s re-election to the Company’s Board of Directors. The fair value of the grant to Mr. Nihalani was $60,000 and was recorded as compensation expense during the year ended January 31, 2012.

On various dates during the three months ended April 30, 2012, the Company’s Board of Directors authorized the issuance of 916,000 shares to Mr. Gary Augusta as follows: (i) 400,000 restricted shares of the Company’s common stock were acquired at $0.001 per share by Mr. Augusta in connection with Mr. Augusta’s election to the Company’s Board. The fair value of the shares at grant date was $47,520 and will be accounted for as prepaid director fees and amortized to expense over the related service period. The total of $44,880 unamortized fee was recorded as prepaid consulting contra equity account on the balance sheet as of April 30, 2012. (ii) 216,000 shares were issued to Mr. Augusta with a fair value of $25,661 related to the cost of placing the Senior Secured Note (see Note 8); and (iii) 300,000 common shares with a fair value of $41,560 related to consulting services provided by Mr. Augusta during the three months ended April 30, 2012. The Company has the right, but not the obligation, to redeem the unearned service portion of the 400,000 restricted shares purchased by Mr. Nihalani and 400,000 restricted shares purchased by Mr. Augusta at par value.

Warrants

Warrants consisted of the following:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2012	$-	1,500,000
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at April 30, 2012	$-	1,500,000

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$0.114850	1,250,000	2.50	1,250,000	$0.114850
$0.114850	250,000	2.50	250,000	$0.114850

In conjunction with the completion of the private placement on October 16, 2009 (see Note 9), the Company issued a total of 1,500,000 warrants. Of this amount, 1,250,000 warrants were issued to the holders of the Convertible Notes and 250,000 warrants were granted to the placement agent. The warrants are exercisable into shares of Common Stock at an exercise price of $0.11485. The warrants have a five-year term and expire on October 31, 2014.

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

Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan. Options granted under the Plan generally vest over a three-year period and generally expire ten years from the date of grant. As of January 31, 2012, options available for future grant under the Plan amounted to 2,850,000. The Company issues new shares to satisfy stock option and warrant exercises.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company did not issue stock options or warrants for services during the three months ended April 30, 2012.

During the year ended January 31, 2011, the Company’s Board of Directors granted 1,150,000 options to employees and directors. The fair value of the options was $0.11 per share, or $126,500 aggregate fair value. The fair value of each option award was estimated using the Black-Scholes option pricing model. The calculation was based on the exercise price of $0.15, an expected term of 10.0 years using the simplified method, interest rate of 1.98%, volatility of 80% and no dividends. Related compensation expense was $6,524 and $7,333 and for the three months ended April 30, 2012 and 2011, respectively. Unrecorded compensation cost related to non-vested the 2011option awards was $18,761 at April 30, 2012 and $25,015 at January 31, 2012, respectively.

On February 1, 2012 the Board of Directors approved the grant of 1,000,000 stock options to Mr. Ted Schreck in pursuant to Mr. Schreck’s agreement to join the Company’s Board as director. The options vest in three equal installments on each of February 1, 2012, 2013, and 2014. The options expire on the tenth anniversary of issuance. The fair value of the stock options of $120,000 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $0.15, an expected term of 10.0 years using the simplified method, interest rate of 1.97%, volatility of 80.0% and no dividends. Total stock option compensation recognized for Mr. Schreck’s stock options was $55,000 for the three months ended April 30, 2012. Unrecorded compensation cost related to non-vested option awards to Mr. Schreck was $65,000 as of April 30, 2012, which will be recognized through fiscal year ending January 31, 2014, subject to Mr. Schreck’s continued role as director.

Stock option transactions under the Company’s stock option plans the three months ended April 30, 2012 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Balance, January 31, 2012	1,150,000	$0.15	8.9	$-
Granted	1,000,000	0.15	9.8	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, April 30, 2012	2,150,000	$0.15	9.2	$-

Vested and expected to vest	1,483,333	$0.15	1.4	$-
Exercisable, April 30, 2012	1,283,333	$0.15	-	$-

As of April 30, 2012 and January 31, 2012, there was approximately $63,641  and $25,015, respectively, of total unrecognized compensation cost related to non-vested share-based employee and director compensation arrangements. The remaining unrecognized expense at April 30, 2012 is expected to be recognized through the fiscal year ending January 31, 2015.

14. Commitments

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Mr. Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis is compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2010, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. On March 15, 2011, Mr. Francis was granted an additional 350,000 shares on the third anniversary of the before mentioned Consulting Agreement.

15. Acquisitions

Aligned Healthcare Group

On February 15, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D. BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock and associated Intellectual property and related intangibles (the “Acquisition”) of AHI.

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

The Company originally recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets stipulated in the Purchase Agreement. Based on the Company’s estimation, an initial liability of $367,500 was recorded. At January 31, 2012 the Company determined that it did not have an obligation to issue additional shares under the terms of the Purchase Agreement, and reversed its $367,500 accrual.

As of January, 31, 2012, based upon the completion of the Company’s annual goodwill impairment test, it was determined that the goodwill associated with the AHI acquisition has been impaired, and as the result, the Company recorded an impairment loss of $210,000 due to the result of contracts that were anticipated to result from this acquisition that did not materialize, and Company management decided to focus its energies on new initiatives.

Pulmonary Critical Care Management, Inc.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission ( SEC) on May 15, 2012.

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

Overview

We are a leading provider of hospitalist services in the Greater Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on, managing and coordinating the care of hospitalized patients.

Executive Summary

For the three months ended April 30, 2012, the Company’s executive management and certain of our physicians were focused on several forward-looking initiatives, including efforts in obtaining Company designation as an Accountable Care Organization (“ACO”) as defined under the Medicare Shared Savings Program (Section 3022 of the PPACA) (“MSSP”). The ACO concept places a degree of financial responsibility on the providers in hopes of improving care management and limiting unnecessary expenditures while continuing to provide patients freedom to selection of their medical services. The Company believes that in establishing an ACO, ApolloMed will be able to leverage its medical management expertise to efficiently managed patient’s costs through improved communication between physicians and their patients, which should lead to improved patient outcomes and lower readmission rates. The Company is working closely with the Center for Medicare and Medicaid Services, and we expect to hear a response to our ACO application in the second or third quarter of fiscal 2013. ACOs participating in the shared-savings payment model will be able to share in up to 50 percent of their achieved savings, depending on how well they exceed minimum quality performance standards. If successful in obtaining a ACO designation, ApolloMed may be required to raise additional capital to fund this opportunity.

We incurred a loss from operations of $53,153 for the three months ended April 30, 2012, compared to a loss from operations of $187,444 for the three months ended April 30, 2011. To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013 and maturing debt in fiscal 2013 totaling $1,520,000. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. The Company intends to seek raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Results of Operations and Operating Data

Three Months Ended April 30, 2012 vs. Three Months Ended April 30, 2011

Net revenues for the three months ended April 30, 2012 of $1,631,844 increased $592,151, or 57 percent, over net revenues of $1,039,693 reported for the three months ended April 30, 2011 due to the Company’s acquisitions and growth of fee for service revenues in new attributable to new hospital contracts, and expansion of services with existing medical group clients at new hospitals. Net revenues are comprised of  net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements.

Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. Cost of services was $1,328,659 for the three months ended April 30, 2012,or 84% of revenues, compared to $947,849 for the three months ended April 30, 2011, or 91% of revenues. The increase of $381,170 is attributable to $239,299 increase in physician costs attributable to new physicians hired to support new contracts, $36,441 increase in non-cash stock compensation, $33,402 increase related to the acquisition of PCCM and consolidation of LALC, and $72,028 in other cost related to supporting growth in new contracts and expansion of services.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, not specifically related to the day-to-day operations of our physician group practices, including billing and collections functions,  and our corporate management and overhead. During the three months ended April 30, 2012, the Company’s executive management and certain of our physicians were active in seeking Company ACO designation. General and administrative expenses were $351,547, or 22% of revenues, for the three months ended April 30, 2012 compared to $276,355 for the three months ended April 30, 2011, or 27% of revenues. The increase of $75,192 is primarily the result of an increase in professional fees of $20,365 costs to support the continuing growth of our operations, $16,683 increase in salaries and wages to support in-house medical billing initiative, $6,500 increase in compensation due to the addition of two new directors to the Company’s board of directors, $20,680 in additional administrative expenses due to the acquisition of PCCM and consolidation of LALC, and $10,964 in additional support other Company initiatives.

Depreciation and amortization expense was $4,791 for the three months ended April 30, 2012, and $3,293 for the three months ended April 30, 2011, primarily due to the addition of the Company’s investment in a new billing system.

Loss from operations was $53,153 for the three months ended April 30, 2012 compared to a loss from operations of $187,444 in the same period in 2011, a decrease of $134,291 due to improvements in 2012 revenues and gross profit while adding contracts with hospitals, IPAs and Health plans and the hiring of several additional physicians.

Gain on change in fair value of warrant and derivative liabilities of $123,838 for three months ended April 30, 2012 reflects the change in the fair value of the Company’s warrant and derivative liabilities at April 30, 2012 and January 31, 2012.

Interest expense and financing cost was $224,036 for the three months ended April 30, 2012, compared to $40,949 for the three months ended April 30, 2011. The increase of $183,087 was due to higher discount amortization $163,458, higher interest expense due to the Senior Secured Notes $16,835, and $7,794 due to other borrowings.

Net loss was $157,356 for the three months ended April 30, 2012, compared to a net loss of $228,930 for the three months ended April 30, 2011.  The decrease in the net loss of $71,574 is primarily related to increase in revenue growth and lower cost of services as a percentage of revenue.

Liquidity and Capital Resources

At April 30, 2012, the Company had cash and cash equivalents of $193,931, compared to cash and cash equivalents of $164,361 at  January 31, 2012. The Company has borrowings totaling $1,520,000 that mature within one year and $150,000 in long-term borrowings at April 30, 2012.

Three months ended April 30, 2012

For the three months ended April 30, 2012, cash used in operations was $131,160. This was substantially a result of net losses of 157,356, cash used in working capital of $143,599, partially offset by non-cash expenses of $169,755. Non-cash expenses primarily include depreciation, issuance of shares of common stock for service, stock option compensation expense, amortization of financing costs, amortization of debt discount, and gain on change in fair value of warrant and derivative liabilities. Cash was used for working capital due to an increase in trade receivables of $152,404, an increase in due from affiliates of $2,425, an increase in financing costs of $5,000, and increase in prepaid expenses and advances of $3,963 and an increase in other assets of $1,450; partially offset by a net increase in due to officers of $6,604, and an increase in accounts payable and accrued liabilities of $15,619.

For the three months ended April 30, 2012, cash used in investing activities was $9,270 related to the Company’s investment in a new billing system and office technology equipment.

For the three months ended April 30, 2012, cash provided by financing activities was $270,000 related to proceeds from the Senior Secured Note. Borrowings were used primarily to fund working capital requirements and technology investments.

Three months ended April 30, 2011

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

The Company had $193,931 in cash and cash equivalents at April 30, 2012. We incurred a loss from operations of $53,153 for the three months ended April 30, 2012. To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013 and maturing debt in fiscal 2013 totaling $1,520,000. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. The Company intends to seek raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing. No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.  There have been no changes to our critical accounting policies since January 31, 2012.

Off Balance Sheet Arrangements

As of April 30, 2012, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of April 30, 2012, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2012.

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

Based on the foregoing material weaknesses, we have determined that, as of April 30, 2012, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Omitted

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4MINE SAFETY DISCLOSURE

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).

4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009. (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).

4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock. (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101*	XBRL instance document.

*The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.
+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: June 19, 2012	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: June 19, 2012	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

