Form 10-Q
period 2012-07-31
Apollo Medical Holdings, Inc.
filed 2012-09-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

As of September 14, 2012, there were 31,051,774 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited
	Balance Sheets As of July 31, 2012 and January 31, 2012	3
	Statements of Operations For the Three and Six months ended July 31, 2012 and 2011	4
	Statements of Cash Flows For the Six months ended July 31, 2012 and 2011	5
	Notes to Financial Statements	6-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures.	21

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2012	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$259,095	$164,361
Accounts receivable, net	998,255	994,118
Advances	14,693	2,140
Due from affiliate	8,800	5,504
Prepaid expenses	42,369	45,601
Prepaid financing costs, current	28,829	37,500
Total current assets	1,352,041	1,249,224

Other assets	1,450	1,563
Property and equipment - net	44,186	43,261
Intangible assets	38,000	38,000
Goodwill	32,000	32,000

TOTAL ASSETS	$1,467,677	$1,364,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$122,789	$163,476
Senior secured promissory note	270,000	-
10% Convertible notes payable, net	923,282	596,366
Derivative liability	3,109,152	653,026
Stock issuable	27,234	90,000
Due to officers	18,742	12,400
Total current liabilities	4,471,199	1,515,268

8% Convertible notes, net	150,000	150,000
Warrant liability	454,585	120,000
Total liabilities	5,075,784	1,785,268

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 ;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized,
31,051,774 and 29,335,774 shares issued and outstanding
as of July 31, 2012 and January 31, 2012, respectively	31,052	29,336
Prepaid consulting	(40,920)
Additional paid-in-capital	1,741,549	1,429,051
Accumulated deficit	(5,477,889)	(2,117,708)
Total	(3,746,208)	(659,321)
Non-controlling interest	138,101	238,101
Total stockholders' deficit	(3,608,107)	(421,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,467,677	$1,364,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011

REVENUES	$1,649,451	$1,093,708	$3,281,295	$2,133,400
COST OF SERVICES	1,205,673	939,336	2,534,332	1,886,825
GROSS PROFIT	443,778	154,371	746,963	246,575

Operating expenses:
General and administrative	501,858	235,130	853,405	511,485
Depreciation	4,946	2,580	9,737	5,873
Total operating expenses	506,804	237,710	863,142	517,358

LOSS FROM OPERATIONS	(63,026)	(83,339)	(116,179)	(270,783)

Other income (expense)
Loss on change in fair value of derivative liabilities	(2,914,549)	-	(2,790,711)	-
Interest expense	(205,221)	(31,603)	(408,047)	(63,177)
Financing cost	(19,685)	(9,375)	(40,895)	(18,750)
Other income	455	1,484	450	2,546
Total other expenses	(3,139,000)	(39,494)	(3,239,203)	(79,381)

LOSS BEFORE INCOME TAXES	(3,202,026)	(122,833)	(3,355,382)	(350,164)

Provision for Income Tax	800	-	4,800	1,600

NET LOSS	$(3,202,826)	$(122,833)	$(3,360,182)	$(351,764)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING,
BASIC AND DILUTED	31,015,904	28,985,774	30,780,543	28,819,752

BASIC AND DILUTED NET LOSS PER SHARE	$(0.10)	$(0.00)	$(0.11)	$(0.01)

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,360,182)	$(351,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,737	5,873
Issuance of shares for services	102,556	63,000
Non-cash stock option expense	82,508	14,666
Amortization of financing costs	40,895	18,750
Amortization of debt discount	326,916	402
Loss on change in fair value of warrant and derivative liabilites	2,790,711	-
Changes in assets and liabilities:
Accounts receivable	(4,137)	(3,649)
Due to officers	6,342	7
Due from affiliates	(3,296)	(800)
Prepaid commission and financing cost	(5,000)	-
Prepaid expenses and advances	(9,516)	14,960
Other assets	(1,450)	-
Accounts payable and accrued liabilities	(40,688)	184,604
Net cash used in operating activities	(64,605)	(53,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(10,662)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	270,000	-
Distribution to non-controlling interest shareholder	(100,000)	-
Net cash provided by financing activities	170,000	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	94,734	(53,951)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	164,361	397,101

CASH & CASH EQUIVALENTS, ENDING BALANCE	$259,095	$343,150

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$15,000	$62,500
Income Taxes paid	$9,040	$1,600
Non-Cash Financing Activities
Shares issued in connection with acquisitions	$-	$210,000
Contingent consideration payable	$-	$367,500
Shares issued in connection with promissory note financing costs	$25,661	$-
Shares issued for prepaid director services	$47,520	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       Description of Business

Apollo Medical Holdings, Inc. (“Apollo” or the “Company”) is a leading provider of hospitalist services in Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients. Apollo operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through the following wholly-owned subsidiary management companies, Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), and ApolloMed ACO, Inc. (“ApolloMedACO”). Through AMM and PCCM, the Company manages affiliated medical groups, which primarily consists of ApolloMed Hospitalists (“AMH") and Los Angeles Lung Center (“LALC”). AMM and PCCM operate as a Physician Practice Management Company (PPM) and is in the business of providing management services to Physician Practice Companies (PPC) under long-term management service agreements.

On July 10, 2012, ApolloMedACO was notified that it had been selected by the Centers for Medicare and Medicaid Services (“CMS”) to participate in the Medicare Shared Savings Program (“MSSP”). The Medicare Shared Savings Program model is designed to encourage the development of Accountable Care Organizations (“ACOs”), which can be comprised of hospitals, doctors and other health care providers who work together and are accountable for quality outcomes and the overall patient experience, while reducing the growth in Medicare expenditures. Through the MSSP model, ApolloMedACO will work with CMS on a program for Medicare beneficiaries to enhance the engagement between patients and their medical providers through the coordination of care and services across all aspects of their healthcare needs. The goal of the program is to improve the quality of the patient’s care and outcomes through more efficient and coordinated approach among providers.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, Aligned Healthcare Group (“AHI”), ApolloMedACO, and PCCM as well as PPCs managed under long-term management service agreements including AMH and LALC. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PMCs, except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

Through the management agreements and our relationship with the stockholders of the PPCs, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Consequently, we consolidate the revenue and expenses of the PPCs from the date of execution of the management agreements.

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

Concentrations

The Company had three major customers during the three month period ended July 31, 2012 which contributed 25.8%, 11.0% and 10.7% of revenue, respectively, and during the three month period ended July 31, 2011 which contributed 40.9%, 14.1% and 8.4%, of revenue, respectively.

The Company had three major customers during the six month period ended July 31, 2012 which contributed 26.0%, 10.7% and 9.7% of revenue, respectively, and during the six month period ended July 31, 2011 which contributed 41.4%, 21.7 % and 9.1%, of revenue, respectively.

Receivables from these customers amounted to 14.4%, 8.9%, and 10.1% of total accounts receivable at July 31, 2012, respectively, and 14.1%, 9.0% and 4.2% of total accounts receivable as of January 31, 2012, respectively.

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

Cash and cash equivalents at July 31, 2012, include cash in bank representing the Company’s current operating accounts and $22,768 in a brokerage money market account.

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

Prepaid Expenses

Prepaid Expenses represent amounts paid in advance for medical malpractice insurance, software licenses and Directors’ and Officers’ insurance.

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

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria are de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

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

In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

3.       Going Concern

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated a net loss from operations of $63,026 and $116,179 for the three and six months ended July 31, 2012 respectively, compared to a net loss from operations of $83,339 and $270,783 for the three and six months ended July 31, 2011, respectively. As of July 31, 2012 the Company has an accumulated deficit of $5,477,889 and a total stockholders’ deficit of $3,608,107.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013, the maturing of $270,000 of Senior Secured Notes on September 15, 2012 and October 15, 2012, and the maturing of $1,250,000 in 10% Senior Subordinated Convertible Notes on January 31, 2013. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable in the accompanying condensed consolidated balance sheets includes an allowance for doubtful accounts of $28,130 and $42,576 at July 31, 2012 and January 31, 2012, respectively.

5.    Prepaid Financing Cost

Prepaid financing cost represents financing cost associated with 10% Senior Subordinated Callable Convertible Notes (see Note 9) and the Senior Secured Promissory Note (see Note 8), and are amortized over the lives of the respective notes.

6.    Property and Equipment

Property and equipment consisted of the following:

	July 31, 2012	January 31, 2012
Website	$4,568	$4,568
Computers	16,841	13,912
Software	160,385	155,039
Machinery and equipment	73,940	71,553
Furniture and fixtures	5,302	5,302
Leasehold improvements	8,198	8,198
Gross Property and Equipment	269,234	258,572
Less accumulated depreciation	(225,048)	(215,311)
Net Property and Equipment	$44,186	$43,261

7.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,	January 31,
	2012	2012

Accounts payable	$43,887	$109,704
D&O insurance payable	-	11,444
Income taxes payable	2,199	4,219
Accrued interest	1,000	1,000
Accrued professional fees	63,176	27,500
Accrued payroll taxes	12,526	9,609
Total	$122,789	$163,476

8.	Senior Secured Note

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC, an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provide for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and to be secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of common stock, which was valued at $25,661 at the date of issuance. Prepaid interest and financing costs will be amortized to interest expense over the life of the note using the effective interest method. Related interest expense was $5,000 and $12,500 for the three and six months ended July 31, 2012, respectively.

9.	Convertible Notes

The Company’s convertible notes consisted of the following:

	July 31, 2012	January 31, 2012

10% Senior Subordinated Convertible Notes due January 31, 2013, net of debt discount of $326,718 ( July 31, 2012) and $653,026 (January 31, 2012)	$932,282	$596,366

8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000

Total Convertible Notes	1,073,282	746,366

Less: Current Portion	932,282	596,366

Long Term Portion	$150,000	$150,000

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

The 10% Notes are convertible any time prior to January 31, 2013. The initial conversion rate is 200,000 shares of the Company’s common stock per $25,000 principal amount of the 10% Notes adjustable pursuant to changes in public value of our shares and cash flow of the Company. This represents an initial conversion price of $0.125 per share of the Company’s common stock. The note is fixed from August 1, 2009 through July 31, 2011. After July 31, 2011, the conversion price will be equal to the lesser of $0.125 per share or the average of the monthly high stock price and low stock price as reported by Bloomberg multiplied by 110%. The minimum conversion price is the greater of $0.05 per share or 8 times cash EPS.  On or after January 31, 2012, the Company may, at its option, upon 60 days’ notice to both the Noteholder’s and the placement agent, redeem all or a portion of the notes at a redemption price in cash equal to 102% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

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

In connection with this offering, the Company also issued warrants to purchase 250,000 shares of our common stock to the placement agent at an exercise price of $0.25 per share, and are exercisable immediately upon issuance and expire five years after the date of issuance. The Company’s calculations were made using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years; 48.0% stock price volatility; risk-free interest rate of 2.16% and no dividends during the expected term. These warrants were estimated to have a fair value of $2,200, which was recorded as unamortized warrant discount on the grant date. The exercise price of the warrants is adjustable according to the same terms as the 10% Notes.

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

Interest expense on the Convertible Notes was $34,250 and $31,603 for the three month periods ended July 31, 2012 and 2011, respectively, and $68,500 and $63,177 for the six months ended July 31, 2012 and 2011, respectively. Amortization expense of the debt discount on the 10% Convertible Notes is included in interest expense and was $163,458 and $0 for the three months ended July 31, 2012 and 2011, respectively, and was $326,916 and $0 for the six months ended July 31, 2012 and 2011, respectively.

10.	Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Senior Secured Note and the Convertible Notes approximates fair value. The fair value of the warrant and derivative liability was estimated using the Black-Scholes option valuation model.   The Company did not have any assets or liabilities categorized as Level 1 or 2 as of July 31, 2012.

The carrying amounts and fair values of the Company's financial instruments are presented below as of July 31, 2012:

	Carrying Amount		Fair Value (a)
Level 3 Liabilities
Derivative liability	$	(a)	$3,109,152
Warrant liability		(a)	454,585
	$		$3,563,737

(a) No cost is associated with these liabilities (see Note 9)

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended July 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative	Warrant	Total
Balance at January 31, 2012	$653,026	$120,000	$773,026
Additions	-	-	-
Exercises	-	-	-
Adjustment resulting from change in fair value recognized in earnings (1)	2,456,126	334,585	2,790,711
Balance at July 31, 2012	$3,109,152	$454,585	$3,563,737

(1) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain is recorded in unrealized gain on change in fair value of warrant and derivative liabilities in the accompanying condensed and consolidated statement of operations.

11.	Related Party Transactions

Due to officers of $18,472 and $12,400 at July 31, 2012 and January 31, 2012, respectively, represent amounts due in connection with acquisition of PCCM and reimbursement of certain expenses paid on behalf of the Company. This balance is non- interest bearing and due on demand.

Due from affiliates represents advances made by the Company to Apollo Medical Associates (“AMA”). These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

12.	Non-Controlling Interest

Activity within non-controlling interest for the six months ended July 31, 2012 consisted of the following:

Balance as of January 31, 2012	$238,101
Distributions to non-controlling interest shareholder	(100,000)
Balance as of July 31, 2012	$138,101

13.	Income Taxes

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

14.	Stockholders’ Deficit

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

During the three months ended April 30, 2012, the Company’s Board of Directors authorized: (i) the purchase of 400,000 restricted shares of the Company’s common stock by Mr. Gary Augusta at $0.001 per share by Mr. Augusta in connection with Mr. Augusta’s election to the Company’s Board. The fair value of the shares at grant date was $47,520 and will be accounted for as prepaid consulting and amortized to expense over the related service period, with the unamortized portion presented as a contra equity account on the balance sheet as of July 31, 2012; (ii) the issuance of 216,000 common shares to SpaGus Capital, LLC with a fair value of $25,661 related to the cost of placing the Senior Secured Note (see Note 8); and (iii) the issuance of 300,000 common shares with a fair value of $41,560 related to consulting services provided by Mr. Augusta during the three months ended April 30, 2012. The Company has the right, but not the obligation, to redeem the unearned service portion of the 400,000 restricted shares purchased by Mr. Nihalani and 400,000 restricted shares purchased by Mr. Augusta at par value.

The Company’s Board of Directors authorized the issuance of 200,000 shares to Mr. Augusta with a fair value of $26,000 during the three months ended July 31, 2012 related to consulting services provided by Mr. Augusta.

Warrants

Warrants consisted of the following:

	Aggregate intrinsic value	Number of warrants
Outstanding at January 31, 2012	$-	1,500,000
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at July 31, 2012	$-	1,500,000

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$0.114850	1,250,000	2.25	1,250,000	$0.114850
$0.114850	250,000	2.25	250,000	$0.114850

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

Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan. Options granted under the Plan generally vest over a three-year period and generally expire ten years from the date of grant. As of July 31, 2012, 2,050,000 shares are available for future grants under the Plan. The Company issues new shares to satisfy stock option and warrant exercises.

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

Related compensation expense was $6,254 and $7,333 and for the three months ended July 31, 2012 and 2011, and related compensation expense was $12,508 and $14,666 for the six months ended July 31, 2012 and 2011, respectively. Unrecorded compensation cost related to non-vested the 2011option awards was $12,507 at July 31, 2012 and $25,015 at January 31, 2012, respectively.

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

Total stock option compensation recognized for Mr. Schreck’s stock options was $15,000 and $70,000 for the three and six months ended July 31, 2012, respectively. Unrecorded compensation cost related to non-vested option awards to Mr. Schreck was $50,000 as of July 31, 2012, which will be recognized through fiscal year ending January 31, 2014, subject to Mr. Schreck’s continued role as director.

Stock option transactions under the Company’s stock option plans the six months ended July 31, 2012 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Balance, January 31, 2012	1,150,000	$0.15	8.9	$-
Granted	1,000,000	0.15	9.5	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, July 31, 2012	2,150,000	$0.15	8.9	$-

Vested and expected to vest	1,483,333	$0.15	8.9	$-
Exercisable, July 31, 2012	1,350,000	$0.15	8.9	$-

As of July 31, 2012 and January 31, 2012, there was approximately $62,507 and $25,015, respectively, of total unrecognized compensation cost related to non-vested share-based employee and director compensation arrangements. The remaining unrecognized expense at July 31, 2012 is expected to be recognized through the fiscal year ending January 31, 2015.

15.	Commitments

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe (“Kanehoe”) Advisors LLC (Mr. Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis is compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement is not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the year ended January 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2010, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. On March 15, 2011, Mr. Francis was granted an additional 350,000 shares on the third anniversary of the before mentioned Consulting Agreement.

16.	Acquisitions

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

Verdugo Medical Management, Inc.

On August 1, 2012, Apollo entered into a stock purchase agreement (the “VMM Purchase Agreement”) with the sole shareholder (“VMM Shareholder”) of Verdugo Medical Management, Inc. ("VMM"), a provider of management services pursuant to a management services agreement (the “VMM MSA”) with a medical group specializing in pulmonary and critical care patient services (“Group”), under which the Company will acquire all of the issued and outstanding shares of capital stock of VMM for $1,200. In addition, VMM Shareholder will enter into a consulting agreement with ApolloMedACO as chairman of its ACO advisory board and will receive the right to acquire 1,200,000 shares of the Company’s restricted common stock for $0.001 per share. In the event the VMM Shareholder consulting agreement is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement, and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares is estimated to be $480,000, and will be accounted for as an employee restricted stock award in accordance with ASC 718, Share-based payments.

As August 1, 2012 VMM’S assets consisted only of the VMM MSA with Group. The VMM MSA provides VMM with exclusive authority over all substantial non-medical decision-making related to the ongoing business operations of VMM. Based on the provisions of the VMM Purchase Agreement and MSA, we have determined that Group is a variable interest entity (VIE), and that we are the primary beneficiary because we have control over the operations of the VIE. Consequently, we will account for Group as a business combination in accordance with ASC 805, Business Combinations and consolidate the accounts of Group beginning August 1, 2012.

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

Overview

We are a leading provider of hospital-based services in Los Angeles, California and Central California. The Company offers a range of services including, Hospitalist, Pulmonary Critical Care, Care management and Consulting Services. ApolloMed, through its affiliated medical groups, provide its services to over 50 Health plans, Independent Physician Associations and Hospitals. On July 10, 2012, ApolloMed ACO was notified that it had been selected by the Centers for Medicare and Medicaid Services (“CMS”) to participate in the Medicare Shared Savings Program (“MSSP”). The Medicare Shared Savings Program model is designed to encourage the development of Accountable Care Organizations (“ACOs”), which can be comprised of hospitals, doctors and other health care providers who work together and are accountable for quality outcomes and the overall patient experience, while reducing the growth in Medicare expenditures.

Executive Summary

For the three months ended July 31, 2012, the Company’s executive management and certain of our physicians were focused on several forward-looking initiatives, including efforts in obtaining Company designation as an Accountable Care Organization (“ACO”) as defined under the Medicare Shared Savings Program (Section 3022 of the PPACA) (“MSSP”). The ACO concept places a degree of financial responsibility on the providers in hopes of improving care management and limiting unnecessary expenditures while continuing to provide patients freedom to selection of their medical services. The Company believes that in establishing an ACO, ApolloMed will be able to leverage its medical management expertise to efficiently manage patient’s costs through improved communication between physicians and their patients, which should lead to improved patient outcomes and lower readmission rates. ACOs participating in the shared-savings payment model will be able to share in up to 50 percent of their achieved savings, depending on how well they exceed minimum quality performance standards. ApolloMed will be required to raise additional capital to fund this opportunity.

We incurred a loss from operations of $63,026 for the three months ended July 31, 2012, compared to $83,339 for the three months ended July 31, 2011, and a loss from operations of $116,179 for the six months ended July 31, 2012 compared to $270,783 for the six months ended July 31, 2011. To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013 and maturing debt in fiscal 2013 totals $1,520,000. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Results of Operations and Operating Data

Three Months Ended July 31, 2012 vs. Three Months Ended July 31, 2011

Net revenues for the three months ended July 31, 2012 of $1,649,651 increased $555,743, or 51 percent over net revenues of $1,093,708 for the three months ended July 31, 2011, $191,304 of the increase is due to the Company’s acquisition of LALC and $364,439 increase is due to growth of fee for service revenues attributable to new hospital contracts, and expansion of services with existing medical group clients at new hospitals. Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements.

Cost of services includes the payroll and consulting costs of the physicians, and costs for all medical malpractice insurance and physician privileges. Cost of services was $1,205,673 for the three months ended July 31, 2012, or 73% of revenues, compared to $939,336 for the three months ended July 31, 2011, or 86% of revenues. The increase of $266,337 is attributable to a $325,329 increase in physician costs attributable to new physicians hired to support new contracts, $95,122 increase related to the acquisition of PCCM and consolidation of LALC, partially offset by a decrease of $93,565 in non-cash stock non-physician consulting services included in general and administrative expenses; and a decrease of $60,550 in salary expense attributable to less time spent as a practicing physician by Dr. Hosseinion and more as Chief Executive Officer beginning in the second quarter of 2012. As a result of the need to oversee the Company’s growth and strategic initiatives, particularly the ACO initiative, Dr. Hosseinion began dedicating more time as the Company’s CEO in this second quarter and therefore, certain of his compensation was more properly classified in general and administrative expenses. Excluding the effect of the classification as general and administrative expenses of non-cash stock consulting services and salary attributable to the increased Chief Executive Officer duties, cost of services as a percentage of revenues for the three months ended July 31, 2012 would have been 83%.

General and administrative expenses include administrative salaries, and related benefits; supplies and operating expenses, billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses were $501,858, or 30 % of revenues, for the three months ended July 31, 2012 compared to $235,130 for the three months ended July 31, 2011, or 21 % of revenues. The increase of $266,728 is primarily the result of an increase in professional and consulting fees of $63,095 costs to support the continuing growth of our operations, $31,095 increase in salaries and wages to support bringing the Company’s medical billing in-house, $43,750 increase due to classification of a portion of Dr. Hosseinion’s salary for less time spent as a practicing physician by Dr. Hosseinion and more as Chief Executive Officer, $144,540 increase in non-cash stock compensation due to the addition of two new directors to the Company’s board of directors, $18,623 in additional administrative expenses due to the acquisition of PCCM and consolidation of LALC, partially offset by a decrease in other expense of $34,333.

Depreciation and amortization expense was $4,946 for the three months ended July 31, 2012 compared to $2,580 for the three months ended July 31, 2011 primarily due to the addition of the Company’s investment in a new billing system.

Loss from operations was $63,026 for the three months ended July 31, 2012 compared to a loss from operations of $83,339 in the same period in 2011, a decrease of $20,313 due to improvements in 2012 revenues and gross profit while adding contracts with hospitals, IPAs and Health plans and the hiring of several additional physicians.

Loss on change in fair value of warrant and derivative liabilities of $2,914,549 for three months ended July 31, 2012 reflects the change in the fair value of the Company’s warrant and derivative liabilities from April 30, 2012 to July 31, 2012.

Interest expense and financing cost was $224,906 for the three months ended July 31, 2012, compared to $40,978 for the three months ended July 31, 2011. The increase of $183,928 was due to higher discount amortization of $163,458, higher interest and financing cost amortization expense due to the Senior Secured Notes of $17,585 and $2,885 due to other borrowings.

Net loss was $3,202,026 for the three months ended July 31, 2012, compared to a net loss of $122,833 for the three months ended July 31, 2011.  The increase in the net loss of $3,079,193 is primarily related to increase in the fair value of the Company’s warrant and derivative liabilities during the quarter.

Six Months Ended July 31, 2011 vs. Six Months Ended July 31, 2010

Net revenues for the six months ended July 31, 2012 of $3,281,295 increased $1,147,895, or 54%, over net revenues of $2,133,400 for the six months ended July 31, 2011. Net revenues are comprised of net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Cost of services for the six months ended July 31, 2012 were $2,534,332 or 77% of net revenues compared to $1,886,825, at 88% of net revenues, for the six months ended July 31, 2011. The increase of $647,507 is attributable to a $542,891 increase in physician costs attributable to new physicians hired to support new contracts, $156,524 increase related to the acquisition of PCCM and consolidation of LALC, partially offset by a decrease of $60,550 in salaries attributable to the allocation of Dr. Hosseinion’s services as Chief Executive Officer of the Company included in general and administrative expenses. Dr. Hosseinion began dedicating less time as a practicing physcian and more time as the Company’s CEO in this second quarter as result of the need to oversee the Company’s growth and strategic initiatives, particularly the ACO initiative, and these expenses were more properly classified in general and administrative expenses.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses were $853,405, or 26% of net revenues, for the six months ended July 31, 2012, an increase of $341,920, compared to general and administrative expenses of $511,485 for the six months ended July 31, 2011, or 24% of net revenues. The increase of $341,920 is primarily the result of an increase in professional and consulting fees of $57,801 to support the continuing growth of our operations, $52,745 increase in salaries and wages to support bringing the Company’s medical billing in-house, $43,750 increase due to classification of a portion of Dr. Hosseinion’s salary for less time spent as a practicing physician and more as Chief Executive Officer, $137,207 increase in non-cash stock compensation due to the addition of two new directors to the Company’s board of directors, $73,134 in additional administrative expenses due to the acquisition of PCCM and consolidation of LALC, partially offset by a decrease in other expense of $22,717.

Depreciation and amortization expense was $9,737 for the six months ended July 31, 2012 compared to $5,873 for the same period in 2011.

Loss from operations was $116,179 for the six months ended July 31, 2012 compared to a loss from operations of $270,783 for the same period in 2011, a decrease of $154,604 due to improvements in 2012 revenues and gross profit while adding contracts with hospitals, IPAs and Health plans and the hiring of several additional physicians.

Loss on change in fair value of warrant and derivative liabilities of $2,790,711 for the six months ended July 31, 2012 reflects the change in the fair value of the Company’s warrant and derivative liabilities from January 31, 2012 to July 31, 2012.

Interest expense and financing cost was $448,942 for the six months ended July 31, 2012, compared to $81,927 for the six months ended July 31, 2011. The increase of $367,015 was due to higher discount amortization $326,916, higher interest expense and financing cost amortization expense due to the Senior Secured Notes $29,645, and $10,454 due to other borrowings.

Net loss was $3,360,182 for the six months ended July 31, 2012, compared to a net loss of $351,764 for the six months ended July 31, 2011.  The increase in the net loss of $3,008,418 is primarily related to the change in the fair value of the Company’s warrant and derivative liabilities.

Liquidity and Capital Resources

The Company had $259,095 in cash and cash equivalents at July 31, 2012. We incurred a loss from operations of $63,026 and $116,179 for the three and six months ended July 31, 2012, respectively. To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013 and maturing debt in fiscal 2013 totals $1,520,000. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

The Company intends to seek raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing to refinance maturing debt, provide working capital and support its ACO initiative. No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Six months ended July 31, 2012

For the six months ended July 31, 2012, cash used in operations was $64,605. This was substantially a result of net losses of $3,360,182, cash used in working capital of $57,745, partially offset by non-cash expenses of $3,353,323. Non-cash expenses primarily include depreciation, issuance of shares of common stock for service, stock option compensation expense, amortization of financing costs, amortization of debt discount, and gain on change in fair value of warrant and derivative liabilities. Cash was used for working capital due to an increase in trade receivables of $4,137, an increase in due from affiliates of $3,296, an increase in financing costs of $5,000, and increase in prepaid expenses and advances of $9,516 and an increase in other assets of $1,450, and a decrease in accounts payable and accrued liabilities of $40,688; partially offset by a net increase in due to officers of $6,342.

For the six months ended July 31, 2012, cash used in investing activities was $10,662 related to the Company’s investment in a new billing system and office technology equipment.

For the six months ended July 31, 2012, cash provided by financing activities was $170,000 related to proceeds from the Senior Secured Note. Borrowings were used primarily to fund working capital requirements and technology investments.

Six months ended July 31, 2011

Net cash used in operating activities totaled $53,951 in the six months ended July 31, 2011.  The increase in accounts receivable and the increase in accounts payable were the primary cause for the decrease in cash used for operating activities.   The increase in accounts payable was a result of timing payroll being issued on August 1, 2011. During the six months ended July 31, 2011, the Company advanced $800 to an affiliated Company.

Debt Agreements

The following is an overview of the Company's total outstanding debt obligations as of July 31, 2012:

Description of Debt	Lender Name	Interest Rate	July 31, 2012
Senior Secured Note	SpaGus Capital, LLC	8.9%	$270,000
10% Senior Subordinated Callable Convertible Notes due January 31, 2013	Various	10.0%	1,250,000
8% Senior Subordinated Convertible Promissory Notes due February 1, 2015	Various	8.0%	150,000
Total debt			1,520,000
Debt discount			(326,718)
Net debt			$1,343,282

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

Off Balance Sheet Arrangements

As of July 31, 2012, we had no off-balance sheet arrangements.

Recently Adopted and New Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information regarding recently adopted and new accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any variable rate borrowings. The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of July 31, 2012, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2012.

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

Based on the foregoing material weaknesses, we have determined that, as of July 31, 2012, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Omitted

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

200,000 shares of Common Stock were issued in equal amounts on May 1, 2012 and June 1, 2012 to Gary Augusta under a private placement during the three months ended July 31, 2012 pursuant to section 4(2) of the Securities Act of 1933. The shares were issued in consideration for consulting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: September 14, 2012	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: September 14, 2012	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

