Form 10-Q
period 2012-10-31
Apollo Medical Holdings, Inc.
filed 2012-12-17
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

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

As of December 17, 2012, there were 34,843,441 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	October 31, 2012	January 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$500,964	$164,361
Accounts receivable, net	1,323,261	994,118
Advances	11,275	2,140
Due from affiliate	27,756	5,504
Prepaid expenses	62,645	45,601
Deferred financing costs, current	79,432	37,500
Total current assets	2,005,333	1,249,224

Deferred financing costs, non-current	47,446	-
Property and equipment, net	41,935	43,261
Intangible assets	39,200	38,000
Goodwill	32,000	32,000
Other assets	1,450	1,563
TOTAL ASSETS	$2,167,364	$1,364,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$627,921	$163,476
Senior secured promissory note	500,000	-
10% Convertible notes payable, net	-	596,366
Derivative liability	-	653,026
Stock issuable	63,000	90,000
Due to officers	18,742	12,400
Total current liabilities	1,209,663	1,515,268

Convertible notes payable, net	1,036,288	150,000
Warrant liability	-	120,000
Total liabilities	2,245,951	1,785,268

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 34,768,441 and 29,335,774 shares issued and outstanding as of October 31, 2012 and January 31, 2012, respectively	35,269	29,336
Prepaid consulting	(691,310)	-
Additional paid-in-capital	10,795,547	1,429,051
Accumulated deficit	(10,199,290)	(2,117,708)
Total	(59,784)	(659,321)
Non-controlling interest	(18,803)	238,101
Total stockholders' deficit	(78,587)	(421,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,167,364	$1,364,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011

REVENUES	$1,965,153	$1,431,965	$5,246,448	$3,565,366
COST OF SERVICES	1,798,957	1,097,132	4,333,289	2,993,020
GROSS PROFIT	166,196	334,833	913,159	572,346

Operating expenses:
General and administrative	1,598,373	204,690	2,451,778	706,312
Depreciation	5,048	3,941	14,785	9,814
Total operating expenses	1,603,421	208,631	2,466,563	716,126

(LOSS) INCOME FROM OPERATIONS	(1,437,225)	126,202	(1,553,404)	(143,780)

Other income (expense)
Loss on change in fair value of derivative liabilities	(3,063,144)	-	(5,853,855)	-
Interest expense	(200,463)	(33,672)	(608,510)	(96,849)
Financing cost	(20,776)	(34,375)	(61,671)	(53,125)
Other income	207	49	657	2,595
Total other expenses	(3,284,176)	(67,998)	(6,523,379)	(147,379)

(LOSS) INCOME BEFORE INCOME TAXES	(4,721,401)	58,204	(8,076,783)	(291,159)

Provision for Income Tax	-	-	4,800	2,400

NET (LOSS) INCOME	$(4,721,401)	$58,204	$(8,081,583)	$(293,559)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING -
BASIC AND DILUTED	33,440,542	29,331,970	31,673,682	28,992,367

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$0.00	$(0.24)	$(0.01)

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended October 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,081,583)	$(293,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,785	9,814
Bad debt expense	37,493	5,254
Issuance of shares for services	1,222,353	63,000
Non-cash stock option expense	509,948	21,999
Amortization of financing costs	61,671	28,125
Amortization of debt discount	490,374	603
Loss on change in fair value of warrant and derivative liabilities	5,853,855	25,000
Changes in assets and liabilities:
Accounts receivable	(252,755)	(185,444)
Due to officers	6,342	14,953
Due from affiliates	(5,771)	(825)
Deferred financing cost	(55,000)	-
Prepaid expenses and advances	(35,790)	(13,244)
Other assets	(1,450)	-
Accounts payable and accrued liabilities	441,477	22,092
Net cash provided by (used in) operating activities	205,948	(302,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(13,459)	(5,136)
Acquisition, net of cash acquired from consolidation of VIE	14,114	164,210
Net cash provided by investing activities	655	159,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	500,000	150,000
Distribution to non-controlling interest shareholder	(370,000)	(154,290)
Net cash provided by (used in) financing activities	130,000	(4,290)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	336,603	(147,448)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	164,361	397,101

CASH & CASH EQUIVALENTS, ENDING BALANCE	$500,964	$249,653

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$15,000	$63,599
Income Taxes paid	$9,040	$-
Non-Cash Financing Activities
Shares issued in connection with acquisitions	$-	$280,000
Contingent consideration payable	$-	$367,500
Shares and warrants issued in connection with promissory note financing costs	$144,485	$-
Warrants issued in connection with promissory note amendment	$200,452	$-
Warrants and derivative reclassified from liabilities to stockholders' deficit	$6,626,881	$-
Shares issued for prepaid consulting	$691,310	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Apollo Medical Holdings, Inc. (“Apollo” or the “Company”) is a leading provider of hospitalist services in Los Angeles, California area. Hospitalist medicine is organized around the admission and care of patients in an inpatient facility such as a hospital or skilled nursing facility and is focused on providing, managing and coordinating the care of hospitalized patients. Apollo operates as a medical management holding company that focuses on managing the provision of hospital-based medicine through the following wholly-owned subsidiary management companies, Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consists of ApolloMed Hospitalists (“AMH"), Los Angeles Lung Center (“LALC”) and a pulmonary medical practice ("Verdugo"). AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice companies (“PPC” ‘s) under long-term management service agreements.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, Aligned Healthcare Group (“AHI”), ApolloMed ACO, PCCM, and VMM as well as PPC’s managed under long-term management service agreements including AMH, LALC and Verdugo. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPC’s, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PMC’s, except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

Through the management agreements and our relationship with the stockholders of the PPC’s, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the PPC’s. Consequently, we consolidate the revenue and expenses of the PPCs from the date of execution of the management agreements.

All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling Interest

The non-controlling interest recorded in our consolidated financial statements represents the pre-acquisition equity of those PPC’s which we have determined that we have a controlling financial interest and that consolidation is required as a result of management contracts entered into with these entities. The nature of these contracts provide us with a monthly management fee to provide the services described above, and as such, the only adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or withdrawals by the non-controlling parties.

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

Concentrations

The Company had three major customers during the three month period ended October 31, 2012 which contributed 20.8%, 6.3% and 4.2% of revenue, respectively, and during the three month period ended October 31, 2011 which contributed 30.2%, 10.3 % and 6.1% of revenue, respectively.

The Company had three major customers during the nine month period ended October 31, 2012 which contributed 24.0%, 7.7% and 4.9% of revenue, respectively, and during the nine month period ended October 31, 2011 which contributed 36.9%, 19.1% and 7.9%, of revenue, respectively.

Receivables from these customers amounted to 9.7%, 9.4%, and 5.5% of total accounts receivable at October 31, 2012, respectively, and 14.1%, 9.0% and 4.2% of total accounts receivable as of January 31, 2012, respectively.

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

Cash and cash equivalents at October 31, 2012, include cash in bank representing the Company’s current operating accounts and $22,789 in a brokerage money market account.

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

Prepaid Expenses

Prepaid Expenses include amounts paid in advance for medical malpractice insurance, software licenses and Directors’and Officers’ insurance.

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

The Company's condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated a loss from operations of $1,437,225 and $1,553,404 for the three and nine months ended October 31, 2012 respectively, compared to income from operations of $126,202 and loss from operations of $143,780 for the three and nine months ended October 31, 2011, respectively. As of October 31, 2012 the Company has an accumulated deficit of $10,199,290 and a total stockholders’ deficit of $78,587.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable in the accompanying condensed consolidated balance sheets includes an allowance for doubtful accounts of $28,130 and $42,576 at October 31, 2012 and January 31, 2012, respectively.

5.	Prepaid Financing Cost

Prepaid financing cost represents financing cost associated with 10% Senior Subordinated Callable Convertible Notes (see Note 9) and the Senior Secured Promissory Note (see Note 8), and are amortized over the terms of the respective notes.

6.	Property and Equipment

Property and equipment consisted of the following:

	October 31, 2012	January 31, 2012
Website	$4,568	$4,568
Computers	19,639	13,912
Software	160,385	155,039
Machinery and equipment	73,939	71,553
Furniture and fixtures	5,302	5,302
Leasehold improvements	8,198	8,198
Gross Property and Equipment	272,031	258,572
Less accumulated depreciation	(230,096)	(215,311)
Net Property and Equipment	$41,935	$43,261

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	October 31,	January 31,
	2012	2012

Accounts payable	$192,148	$109,704
D&O insurance payable	979	11,444
Income taxes payable	752	4,219
Accrued interest	35,250	1,000
Accrued professional fees	36,047	27,500
Accrued compensation	362,746	9,609
	$627,921	$163,476

8.	Senior Secured Note

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”) an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provide for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and to be secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of the Company’s common stock, which was valued at $25,661 at the date of issuance

On September 15, 2012, SpaGus agreed to allow the Company to defer payment of the scheduled principal payments due on September 15 and October 15, 2012, and amended the Note effective October 15, 2012 in which SpaGus agreed to provide additional principal to the Company in the amount of $230,000. The terms of the amended Note provide for borrowings to bear interest at 8.0 % per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013 and October 15, 2013. The amended Note will mature of October 15, 2013, and may be prepaid at any time prior to September 29, 2013. The Company paid SpaGus financing costs of 100,000 restricted shares of the Company’s common stock on the amendment date, which transaction was fair valued at $50,000, and is obligated to pay SpaGus an additional 100,000 restricted shares of the Company’s common stock if the amended Note principal and or any accrued interest is outstanding on April 15, 2013. The Company accounted for this amendment as a modification. Amendment financing costs will be amortized to interest expense over the life of the amended Note using the effective interest method. Related interest expense, including financing cost amortization, was $16,139 and $50,784 for the three and nine months ended October 31, 2012, respectively.

9.	Convertible Notes

The Company’s convertible notes consisted of the following:

	October 31,	January 31,
	2012	2012
10% Senior Subordinated Convertible Notes due January 31, 2016, net of debt discount of $363,712 ( October 31, 2012) and $653,026 (January 31, 2012)	$886,288	$596,366

8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000

Total Convertible Notes	1,036,288	746,366

Less: Current Portion	-	596,366

Long Term Portion	$1,036,288	$150,000

10% Senior Subordinated Callable Convertible Notes due January 31, 2016

On October 16, 2009, the Company issued $1,250,000 of its 10% Senior Subordinated Callable Convertible Notes (the “10% Notes”). The net proceeds of $1,100,000 were used for the repayment of existing debt, acquisitions, physician recruitment and other general corporate purposes. The notes bear interest at a rate of 10% annually, payable semi- annually on January 31 and July 31. The Notes mature and become due and payable on January 31, 2013 and rank senior to all other unsecured debt of the Company.

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

On October 29, 2012, the Company amended the terms of the 10% Notes to extend the maturity to January 31, 2016, and to fix the conversion price of the 10% Notes at $0.11485 per share. The Company accounted for this amendment as a modification. As a result of fixing the conversion price, the Company determined that the conversion feature was indexed to the Company’s common stock, and should be equity classified. The fair value of the derivative liability immediately prior to the amendment was $5,605,703determined using the Black-Scholes option pricing model with the following inputs: expected life 0.25 years; 80% stock price volatility; risk-free rate of 0.18% and no dividends. The fair value of the conversion right giving effect to the amendment was $5,818,149 using the Black-Scholes option pricing model with the following inputs: expected life 3.25 years; 80% stock price volatility; risk free rate of 0.37% and no dividends, and was reclassified from derivative liability to additional paid-in capital in the accompanying condensed consolidated balance sheet. The difference in the pre-amendment and post-amendment derivative fair values of $212,446 was recorded as a loss on modification and included in the accompanying condensed consolidated statement of operations. The Company paid placement fees to an agent in the form of warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.50 per share and contractual life of 60 months; and 20,000 restricted shares of the Company’s common stock. The fair value of the warrants was $56,225 using the Black-Scholes option pricing model with the following model assumptions: expected life 60 months; 80% stock price volatility; risk-free interest rate of 0.37%, and no dividends during the expected term. The fair value of the restricted shares was $12,600. The total fair value of the warrants and restricted shares was $68,825 and was recorded as deferred financing costs and an increase to additional paid in capital. The deferred financing costs will be amortized to interest expense using the effective interest method through January 31, 2016.

The Company also amended the Warrants on October 29, 2012 to extend the expiration date to July 31, 2016 and to fix the Warrant’s exercise price at $0.11485 per share. At January 31, 2012 the Warrants were reclassified as warrant liabilities in accordance with ASC 815-40 as the Warrants did not meet the criteria to be indexed to the Company’s common stock and classified as equity. At the Warrant amendment date, the Company reassessed the classification of the Warrants as a result of fixing the conversion price, and determined that the amended Warrants met the criteria to be indexed to the Company’s common stock, and should be equity-classified. The Company determined that the fair of the Warrants immediately prior to the Warrant amendment was $785,135 using the Black-Scholes option pricing model inputs of: expected life 2.0 years; 80% stock price volatility; risk-free interest rate of 0.28%, and no dividends during the expected term. The fair value of the Warrants giving effect to the amendment was $808,732 was reclassified from warrant liability to additional paid-in capital in the accompanying condensed consolidated balance sheet, and was determined using the Black-Scholes option pricing model inputs of: expected life 3.8 years; 80% stock price volatility; risk-free interest rate of 0.37%, and no dividends during the expected term. The difference between the pre-amendment and post-amendment Warrant fair values of $24,437 was recorded as a loss on modification and included in the accompanying condensed consolidated statement of operations.

In addition, each $2.50 of 10% Note principal received one warrant to purchase one share of the Company’s common stock, or a total of 500,000 shares, for $0.45 per share (the “Amendment Warrants”). The fair value of the Amendment Warrants was $200,452 determined using the Black-Scholes option pricing model with the following inputs: expected life 3.8 years; 80% stock price volatility; risk-free interest rate of 0.37%, and no dividends during the expected term. The Company recorded this amount as additional debt discount and an increase to additional paid-in capital in the accompanying condensed consolidated balance sheet, and will amortize the debt discount to interest expense using the effective interest method over the term of the amended 10% Notes.

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

Interest expense on the Convertible Notes, including amortization of related debt discount and financing costs, was $205,100 and $68,047 for the three month periods ended October 31, 2012 and 2011, respectively, and $619,397 and $149,974 for the nine months ended October 31, 2012 and 2011, respectively.

10.	Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Senior Secured Note and the Convertible Notes approximates fair value. The fair value of the warrant and derivative liability was estimated using the Black-Scholes option valuation model.   The Company did not have any assets or liabilities categorized as Level 1 or 2 as of October 31, 2012.

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the nine months ended October 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative	Warrant	Total
Balance at January 31, 2012	$653,026	$120,000	$773,026
Additions	-	-	-
Exercises	-	-	-
Reclassification (Note 9)	(5,818,149)	(808,732)	(6,626,881)
Adjustment resulting from change in fair value recognized in earnings	5,165,123	688,732	5,853,855
Balance at October 31, 2012	$-	$-	$-

11.	Related Party Transactions

Due to officers of $18,472 and $12,400 at October 31, 2012 and January 31, 2012, respectively, represent amounts due in connection with acquisition of PCCM and reimbursement of certain expenses paid on behalf of the Company. This balance is non- interest bearing and due on demand.

Due from affiliates represents advances made by the Company to Apollo Medical Associates (“AMA”). These balances are due on demand, non-interest bearing and are unsecured. AMA is an unconsolidated affiliate of the Company and currently has no operations and is inactive. No management agreement currently exists between AMM and AMA.

12.	Non-Controlling Interest

Activity within non-controlling interest for the nine months ended October 31, 2012 consisted of the following:

Balance as of January 31, 2012	$238,101
Consolidation of VIE (Note 16)	113,096
Distributions to non-controlling interest shareholder	(370,000)
Balance as of October 31, 2012	$(18,803)

13.	Income Taxes

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

Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan. Options granted under the Plan generally vest over a three-year period and generally expire ten years from the date of grant..

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

On August 31 , 2012 the Company’s Board of Directors amended the 2010 Equity Incentive Plan, and adopted the 2012 Incentive Plan (the “2012 Plan”), which allowed the Board to grant an additional 5,000,000 shares up to 10,000,000 shares of the Company’s common stock. The 2012 Plan awards include incentive stock option, non-qualified options, restricted common stock, and stock appreciation rights. As of October 31, 2012, approximately 1,658,000 shares are available for future grants under the 2012 Plan. The Company issues new shares to satisfy stock option and warrant exercises

Share Issuances

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

During the three months ended April 30, 2012, the Company’s Board of Directors authorized: (i) the purchase of 400,000 restricted shares of the Company’s common stock by Mr. Gary Augusta at $0.001 per share by Mr. Augusta in connection with Mr. Augusta’s election to the Company’s Board. The fair value of the shares at grant date was $47,520 and will be accounted for as prepaid consulting and amortized to expense over the related service period, with the unamortized portion presented as a contra equity account on the balance sheet ; (ii) the issuance of 216,000 common shares to SpaGus Capital, LLC with a fair value of $25,661 related to the cost of placing the Senior Secured Note (see Note 8); and (iii) the issuance of 300,000 common shares with a fair value of $41,560 related to consulting services provided by Mr. Augusta during the three months ended April 30, 2012. The Company has the right, but not the obligation, to redeem the unearned service portion of the 400,000 restricted shares purchased by Mr. Nihalani and 400,000 restricted shares purchased by Mr. Augusta at par value.

The Company’s Board of Directors authorized the issuance of 200,000 shares to Mr. Augusta with a fair value of $26,000 during the three months ended July 31, 2012 related to consulting services provided by Mr. Augusta.

On September 15, 2012, the Company’s Board of Directors authorized the issuance of 3,350,000 shares of the Company’s common stock to certain employees and consultants as follows: (i) 1,200,000 common shares purchased by the sole shareholder of Verdugo for $0.001 per share, pursuant to a consulting agreement dated August 1, 2012 in which if the Verdugo shareholder is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement (Note 16), and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000, and the share purchase will be accounted for as prepaid consulting and amortized over the life of the agreement; (ii) 1,000,000 common shares purchased by Dr. Warren Hosseinion, the Company’s Chief Executive Officer, for $0.001 per share with a fair value of $420,000 and expensed at grant date;(iii) 700,000 common shares purchased by Mr. Kyle Francis, the Company’s Chief Financial Officer, for $0.001 per share with a fair value of $269,500 and expensed at grant date; (iv) 316,667 common shares purchased by certain employees and consultants for $0.001 per share with a fair value of $196,000 and expensed at grant date.

On October 15, 2012 the Company’s Board of Directors authorized the issuance of 100,000 shares of the Company’s common stock to SpaGus Capital Partners, LLC in connection with the amendment of the Company’s Senior Secured Promissory Note with a fair value of $50,000 (see Note 8).

On October 18, 2012 the Company’s Board of Directors authorized the issuance of 400,000 restricted shares of the Company’s common stock with a fair value of $168,000 to Mr. Mark Meyers, pursuant to Mr. Meyers’ appointment to the Company’s Board of Directors. On October 22, 2012 the Company’s Board of Directors authorized the issuance of 500,000 restricted shares of the Company’s common stock with a fair value of $210,000 to Mr. Mitch Creem, pursuant to Mr. Creem’s appointment to the Company’s Board of Directors. Mr. Meyers and Mr. Creem’s restricted share grants each vest on a monthly basis over 36 months and will be accounted for as prepaid consulting and amortized over the life of their respective agreements.

On October 29, 2012 the Board of Directors authorized the issuance of 20,000 shares of the Company’s common stock with a fair value of $12,600 to 10% Notes placement agent (see Note 9).

Warrants outstanding

Warrants consisted of the following:

	Aggregate	Number of
	intrinsic value	warrants
Outstanding at January 31, 2012	$-	1,500,000
Granted	-	2,100,000
Exercised	-	-
Cancelled	-	(1,500,000)

Outstanding at October 31, 2012	$-	2,100,000

Exercise Price	Warrants	Weighted	Warrants	Weighted
	outstanding	average	exercisable	average
		remaining		exercise price
		contractual life
$0.11485	1,250,000	3.76	1,250,000	$0.11485
$0.11485	250,000	3.76	250,000	$0.11485
$0.45000	500,000	3.76	500,000	$0.45000
$0.50000	100,000	5.00	100,000	$0.50000
	2,100,000	3.82	2,100,000	$0.21299

In conjunction with the completion of the private placement on October 16, 2009, the Company issued a total of 1,500,000 warrants (“Warrants”). Of this amount, 1,250,000 warrants were issued to the holders of the Convertible Notes and 250,000 warrants were granted to the placement agent. The warrants are exercisable into shares of Common Stock at an exercise price of $0.11485. The warrants had a five-year term and expire on October 31, 2014. On October 29, 2012 the Company, in connection with amendment of its 10% Senior Subordinated Convertible Notes amended the Warrants in which the exercise price was fixed at $0.11485 per share and in which the term was extended to July 31, 2016. In addition, the Company issued to the 10% Note holders warrants to acquire 500,000 shares of the Company’s common stock at $0.45 per share, which have a term that extends to July 31, 2016. The Company issued to the placement agent in the 10% Notes amendment warrants to acquire 100,000 shares of the Company’s common stock at $0.50 per share (see Note 9).

Options outstanding

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

Related compensation expense was $6,254 and $7,333 for the three months ended October 31, 2012 and 2011, and related compensation expense was $18,764 and $21,999 for the nine months ended October 31, 2012 and 2011, respectively. Unrecorded compensation cost related to non-vested the 2011option awards was $6,254 at October 31, 2012 and $25,015 at January 31, 2012, respectively.

On February 1, 2012 the Board of Directors approved the grant of 1,000,000 stock options to Mr. Ted Schreck in pursuant to Mr. Schreck’s agreement to join the Company’s Board as director. The options vest in three equal installments on each of February 1, 2012, 2013, and 2014. The options expire on the tenth anniversary of issuance. The fair value of the stock options of $120,000 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $0.15, an expected term of 10.0 years, interest rate of 1.97%, volatility of 80.0% and no dividends.

Total stock option compensation recognized for Mr. Schreck’s stock options was $15,000 and $85,000 for the three and nine months ended October 31, 2012, respectively. Unrecorded compensation cost related to non-vested option awards to Mr. Schreck was $35,000 as of October 31, 2012, which will be recognized through fiscal year ending January 31, 2014, subject to Mr. Schreck’s continued role as director.

On September 15, 2012 the Company’s Board of Directors authorized the issuance of stock options to acquire 3,075,000 shares of the Company’s common stock to certain of the Company’s physicians and medical professionals. The options substantially vest in three equal installments on each September 15, 2012, July 31, 2013 and July 31, 2014, and expire on the tenth anniversary of issuance. The fair value of the options was estimated to be $907,796 determined using the Black-Scholes option pricing model based on the following inputs: exercise price of $0.21, expected term of 3.7 years, interest rate of 0.42%, volatility of 80.0% and no dividends. Related compensation cost was $406,125 for the three months ended October 31, 2012. Unrecorded compensation cost related to these non-vested option awards was $501,611 as of October 31, 2012, which will be recognized through July 31, 2014, subject to the recipients continued role with the Company.

Stock option activity for the nine months ended October 31, 2012 is summarized below:

	Shares	Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Per Share	Remaining	Value
		Exercise	Life
		Price	(Years)
Balance, January 31, 2012	1,150,000	$0.15	8.9	$-
Granted	4,075,000	0.19	9.7	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, October 31, 2012	5,225,000	$0.18	9.4	$-

Vested and expected to vest	2,608,336	$0.18	9.4	$-
Exercisable, October 31, 2012	2,541,669	$0.18	9.4	$-

As of October 31, 2012 and January 31, 2012, there was approximately $542,864 and $25,015, respectively, of total unrecognized compensation cost related to non-vested share-based employee and director compensation arrangements. The remaining unrecognized expense at October 31, 2012 is expected to be recognized through the fiscal year ending January 31, 2015.

Authorized stock

At October 31, 2012 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 10% Senior Subordinated Callable Convertible Notes, the 8% Senior Subordinated Convertible Promissory Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s stock option grants. The amount of shares of common stock reserved for these purposes is as follows:

As of
October 31, 2012
Common stock issued and outstanding	34,768,441
Conversion of 10% Notes	10,883,761
Conversion of 8% Notes	600,000
Warrants	2,100,000
Stock options outstanding	5,225,000
53,577,202

15.	Commitments

On August 16, 2012, the Company entered into a consulting agreement with Kaneohe Advisors LLC, an entity wholly-owned and controlled by Mr. Kyle Francis, to serve as the Company’s Executive Vice President, Business Development and Chief Financial Officer. The term of the agreement is on a month-to-month basis, and provides for Mr. Francis to receive $11,900 per month and the right to purchase 700,000 shares of the Company’s common stock at $0.001 (see Note 14), and can be terminated by either party at any time.

On October 8, 2012 the Company entered into a consulting agreement with Mr. Mark Meyers (“Meyers Agreement”) to perform services as the Company’s Chief of Strategy and Business Development, in which Mr. Meyers will receive $10,000 per month, options to acquire 50,000 shares of the Company’s common stock per month at an exercise price of $0.21 per share, and be eligible for performance-based compensation as determined by the Company’s Board of Directors. The Meyers Agreement may be terminated by either party without cause by providing 90 days notice.

In December, 2012 the Company initiated a private placement offering for up to $1,500,000 par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 to be convertible at a conversion price of $0.40 per share, and warrants expiring June 30, 2018 to purchase a total of up to 1,125,000 shares of the Company’s common stock for $0.45 per share, and warrants issuable to the placement agent expiring June 30, 2018 to purchase up to 250,000 shares of the Company’s common stock for $0.45 per share. The 9% Notes will be callable at a price of 105% of par value unless the average daily trading volume (as defined) is less than $100,000, then 110% of par value.

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

On October 11, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Aligned Healthcare, Inc. (“AHI”), Aligned Healthcare Group, LLC (“Aligned LLC”), Aligned Healthcare Group – California, Inc. (“Aligned Corp.”), Jamie McReynolds, M.D., BJ Reese, BJ Reese & Associates, LLC, Marcelle Khalil and Hany Khalil (collectively, the “Aligned Affiliates”). The Settlement Agreement terminates (a) the Company’s obligations with respect to the Aligned Affiliates under that certain Stock Purchase Agreement, dated as of February 15, 2011 (the “Purchase Agreement”), among the Company, Aligned LLC, Aligned Corp., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC, as amended by that certain First Amendment to Stock Purchase Agreement, dated as of July 8, 2011, among the Company, Aligned LLC, Aligned Corp., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC, and (b) AHI’s obligations to Aligned LLC and Aligned Corp. under that certain Services Agreement, dated as of July 8, 2011, among AHI, Aligned LLC and Aligned Corp.

Under the Settlement Agreement, the Company has reconveyed to Jamie McReynolds, M.D., BJ Reese & Associates, LLC and Aligned Corp. all of the shares of AHI common stock that the Company acquired from those parties under the Purchase Agreement. In addition, Jamie McReynolds, M.D., BJ Reese & Associates, LLC and Aligned Corp. have reconveyed to the Company 500,000 shares of the Company’s common stock, constituting all of the shares that were issued to them under the Purchase Agreement. Following these reconveyances, the Company owns 50% of the outstanding shares of AHI’s capital stock. The conveyances under the Settlement Agreement were in each case made for no additional consideration. The Settlement Agreement provides for a mutual general release of all claims between the Company and the Aligned Affiliates.

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

At the time of the acquisition, the assets of PCCM consisted only of the PCCM Services Agreement with LALC. Through this PCCM Services Agreement, our wholly-owned subsidiary, PCCM, has exclusive authority over all non-medical decision-making related to the ongoing business operations of LALC. Based on the provisions of the PCCM Purchase Agreement, we have determined that LALC is a variable interest entity (VIE), and that we are the primary beneficiary because we have control over the operations of the VIE. Consequently, we consolidated the accounts of LALC beginning on the PCCM Acquisition date. As a result of this consolidation, we recorded a non-controlling interest of $164,276.

The following table summarizes the fair value of LALC’s assets acquired and liabilities at the date of acquisition of PCCM and consolidation of LALC:

Purchase Price	$70,000

Fair value of net assets acquired
Cash	$164,210
Prepaid expenses	9,472
Property and equipment	26,041
Management services agreement	38,000
Accounts payable and accrued liabilities	(1,447)
Due from officer	(34,000)
Non-controlling interest	(164,276)
Net assets acquired	$38,000

Goodwill	$32,000

Verdugo Medical Management, Inc.

On August 1, 2012, Apollo entered into a stock purchase agreement (the “VMM Purchase Agreement”) to acquire Verdugo Medical Management, Inc. ("VMM"), a provider of management services pursuant to a management services agreement (the “VMM MSA”) with a medical group specializing in pulmonary and critical care patient services (“Verdugo”), under which the Company will acquire all of the issued and outstanding shares of capital stock of VMM for $1,200. In addition, the Company’s subsidiary, ApolloMed ACO, entered into a consulting agreement with Verdugo’s sole shareholder as chairman of its ACO advisory board in which Verdugo’s shareholder will receive the right to acquire 1,200,000 shares of the Company’s restricted common stock for $0.001 per share. In the event the consulting agreement is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement, and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000 (see Note 14).

As August 1, 2012 VMM’S assets consisted solely of the VMM MSA with Verdugo. The VMM MSA provides VMM with exclusive authority over all substantial non-medical decision-making related to the ongoing business operations of VMM. Based on the provisions of the VMM Purchase Agreement and MSA, we have determined that Verdugo is a variable interest entity (VIE), and that we are the primary beneficiary because we have control over the operations of the VIE. Consequently, the Company consolidated the accounts of Verdugo beginning August 1, 2012.

The following table summarizes the fair value of Verdugo’s assets acquired and liabilities at the date of acquisition of VMM and consolidation of Verdugo:

Purchase Price	$1,200
Fair value of net assets acquired and consolidation of Verdugo:
Cash	15,314
Accounts receivable	113,881
Prepaid expenses	6,869
Intangible asset- management agreement	1,200
Accounts payable and accrued liabilities	(22,968)
Non-controlling interest	(113,096)
Net assets acquired	$1,200

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

Executive Summary

For the three months ended October 31, 2012, the Company’s executive management and certain of our physicians were focused on efforts to develop the infrastructure to support Company’s designation as an Accountable Care Organization (“ACO”) as defined under the Medicare Shared Savings Program (Section 3022 of the PPACA) (“MSSP”), which included identifying participating physicians, hiring support staff, and identifying technology and facilities to support the anticipated growth. The ACO concept places a degree of financial responsibility on the providers in hopes of improving care management and limiting unnecessary expenditures while continuing to provide patients freedom to selection of their medical services. The Company believes that in establishing an ACO, ApolloMed will be able to leverage its medical management expertise to efficiently manage patient’s costs through improved communication between physicians and their patients, which should lead to improved patient outcomes and lower readmission rates. ACOs participating in the shared-savings payment model will be able to share in up to 50 percent of their achieved savings, depending on how well they exceed minimum quality performance standards. ApolloMed will be required to raise additional capital to fund this opportunity, as the initial outlay of funds will be required in advance of any potential future revenues. We believe this initial outlay will be substantial over the next 18 to 24 months. There can be no assurance that the ACO will be profitable or that we will be successful in raising adequate capital to fund this endeavor.

On August 1, 2012, Apollo entered into a stock purchase agreement (the “VMM Purchase Agreement”) to acquire Verdugo Medical Management, Inc. ("VMM"), a provider of management services pursuant to a management services agreement (the “VMM MSA”) with a medical group specializing in pulmonary and critical care patient services (“Verdugo’), under which the Company will acquire all of the issued and outstanding shares of capital stock of VMM for $1,200. In addition, the Company’s subsidiary, ApolloMed ACO, entered into a consulting agreement with Verdugo’s sole shareholder as chairman of its ACO advisory board in which Verdugo’s shareholder will receive the right to acquire 1,200,000 shares of the Company’s restricted common stock for $0.001 per share. In the event the consulting agreement is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement, and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000.

The Company has generated a loss from operations of $1,437,225 and $1,553,404 for the three and nine months ended October 31, 2012 respectively, compared to income from operations of $126,202 and loss from operations of $143,780 for the three and nine months ended October 31, 2011, respectively. As of October 31, 2012 the Company has an accumulated deficit of $10,199,290 and a total stockholders’ deficit of $78,587. To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing. No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Results of Operations and Operating Data

Three Months Ended October 31, 2012 vs. Three Months Ended October 31, 2011

Net revenues for the three months ended October 31, 2012 of $ 1,965,153 increased $533,188 or 37.2% percent over net revenues of $1,431,965 for the three months ended October 31, 2011. $ 230,517 of the increase is due to the Company’s acquisition of VMM and consolidation of Verdugo and $302,671 of the increase is due to growth of fee for service revenues attributable to new hospital contracts, and expansion of services with existing medical group clients at new hospitals. Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements.

Cost of services includes the payroll and consulting costs of the physicians, and costs for all medical malpractice insurance and physician privileges. Cost of services was $1,798,957 for the three months ended October 31, 2012, or 91.5% of revenues, compared to $1,097,132 for the three months ended October 31, 2011, or 76.6% of revenues. The increase of $701,825 is attributable to a $394,565 increase in non-cash stock compensation, $230,719 increase in physician costs attributable to new physicians hired to support new contracts, $120,965 increase related to the acquisition of VMM and consolidation of Verdugo, partially offset by decrease of $44,423 in salary expense attributable to less time spent as a practicing physician by Dr. Hosseinion, the Company’s Chief Executive Officer. Excluding the effect of the non-cash stock compensation increase, cost of services as a percentage of revenues for the three months ended October 31, 2011 would have been 71.5%.

General and administrative expenses include administrative salaries, and related benefits; supplies and operating expenses, billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses were $1,598,373, or 81.3 % of revenues, for the three months ended October 31, 2012 compared to $204,690 for the three months ended October 31, 2011, or 14.3 % of revenues. The increase of $1,393,683 is primarily the result of an increase in non-cash stock compensation of $1,084,084 for service based restricted common stock grants to employees, directors and consultants, professional and consulting fees of $52,878 to support the continuing growth of our operations, $35,932 increase in salaries and wages to support bringing the Company’s medical billing in-house, $43,750 increase due to classification of a portion of Dr. Hosseinion’s salary for less time spent as a practicing physician, $111,529 in additional administrative expenses due to the acquisition of VMM and consolidation of Verdugo in 2012, $32,329 increase in bad debt expense, $33,271 increase in ACO-related expenses. Excluding the non-cash stock compensation of $1,084,084, general and administrative expenses were 25.9% of net revenues.

Depreciation and amortization expense was $5,048 for the three months ended October 31, 2012 compared to $3,941 for the three months ended October 31, 2011 primarily due to the addition of the Company’s investment in a new billing system.

Loss from operations was $1,437,225 for the three months ended October 31, 2012 compared to income from operations of $126,202 in the same period in 2011, a decrease of $1,563,427 due to primarily to the $1,478,650 increase in non-cash stock compensation.

Loss on change in fair value of warrant and derivative liabilities of $3,063,144 for three months ended October 31, 2012 reflects the change in the fair value of the Company’s warrant and derivative liabilities from July 31, 2012 to October 31, 2012.

Interest expense and financing cost was $221,239 for the three months ended October 31, 2012, compared to $68,047 for the three months ended October 31, 2011. The increase of $153,192 was due primarily to higher discount amortization.

Net loss was $4,721,401 for the three months ended October 31, 2012, compared to net income of $58,204 for the three months ended October 31, 2011.  The decrease of $4,779,605 is primarily related to increase in non-cash stock compensations and change in the fair value of the Company’s warrant and derivative liabilities during the quarter.

Nine Months Ended October 31, 2012 vs. Nine Months Ended October 31, 2011

Net revenues for the nine months ended October 31, 2012 of $5,246,448 increased $1,681,082 or 47.2% over net revenues of $3,565,366 for the nine months ended October 31, 2011. Net revenues are comprised of net billings by AMH under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to new hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.

Cost of services for the nine months ended October 31, 2012 were $4,333,289 or 82.6% of net revenues compared to $2,993,020, or 83.9% of net revenues, for the nine months ended October 31, 2011. The increase of $1,340,269 is attributable to a $937,897 increase in physician costs attributable to new physicians hired to support new contracts, $407,074 increase in non-cash stock compensation, $120,965 increase related to the acquisition of VMM and consolidation of Verdugo, partially offset by a decrease of $125,667 in salaries attributable to less time spent by Dr. Hosseinion as a practicing physician. Cost of services as percentage of net revenues excluding the increase in non-cash stock compensation was 74.8% for the nine months ended October 31, 2012.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. General and administrative expenses were $2,451,778, or 46.7% of net revenues, for the nine months ended October 31, 2012, an increase of $1,745,466, compared to general and administrative expenses of $706,312 for the nine months ended October 31, 2011, or 19.8% of net revenues. The increase is primarily the result of $1,048,526 increase in non-cash stock compensation due to restricted stock grants to employees, directors and consultants, $239,927 increase in ACO-related spending,$166,565 increase in administrative costs due to the to the consolidation of Verdugo and LALC, $80,713 in consulting and professional fees to support the continuing growth of our operations, $87,703 increase in salaries and wages to support bringing the Company’s medical billing in-house, $87,500 increase due to less time spent as a practicing physician by Dr. Hosseinion, $32,239 increase in bad debt expense, and $2,293 increase in other expense –net. Excluding the non-cash stock compensation of $1,048,526, general and administrative expenses were 26.7% of net revenues.

Depreciation and amortization expense was $14,785 for the nine months ended October 31, 2012 compared to $9,814 for the same period in 2011.

Loss from operations was $1,553,404 for the nine months ended October 31, 2012 compared to a loss from operations of $143,780 for the same period in 2011, an increase of $1,409,624 primarily to the $1,455,600 increase in non-cash stock compensation.

Loss on change in fair value of warrant and derivative liabilities of $5,853,855 for the nine months ended October 31, 2012 reflects the change in the fair value of the Company’s warrant and derivative liabilities from January 31, 2012 to October 31, 2012.

Interest expense and financing cost was $670,181 for the nine months ended October 31, 2012, compared to $149,974 for the nine months ended October 31, 2011. The increase of $520,207 was due to primarily to higher discount amortization, and interest expense and financing cost amortization expense related to the Senior Secured Notes.

Net loss was $8,081,583 for the nine months ended October 31, 2012, compared to a net loss of $293,559 for the nine months ended October 31, 2011.  The increase in the net loss of $7,788,024 is primarily related to the increase in non-cash stock compensation and the loss on change in the fair value of the Company’s warrant and derivative liabilities.

Liquidity and Capital Resources

The Company had $500,964 in cash and cash equivalents at October 31, 2012. We incurred a loss from operations of $1,437,225 and $1,553,404 for the three and nine months ended October 31, 2012, respectively. To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the proceeds available from the private placement of convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2013. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern.

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

Nine months ended October 31, 2012

For the nine months ended October 31, 2012, cash provided by operations was $205,948. This was substantially the result of net losses of $8,081,583, offset by cash provided by working capital of $97,053 and non-cash expenses of $8,190,478. Non-cash expenses primarily include depreciation expense, bad debt expense, issuance of shares of common stock for services, stock option compensation expense, amortization of financing costs, amortization of debt discount, and gain on change in fair value of warrant and derivative liabilities. Cash provided by working capital due to an increase in trade receivables of $252,755, an increase in due from affiliates of $5,771, an increase in financing costs of $55,000, an increase in prepaid expenses and advances and other assets of $37,240, and partially offset by a net increase in due to officers of $6,342 and an increase in accounts payable and accrued liabilities of $441,477.

For the nine months ended October 31, 2012, cash provided by investing activities was $655 related to the acquisition of VMM, net of cash acquired in connection in the consolidation of Verdugo, partially offset by $13,459 in investments in a new billing system and office technology equipment.

For the nine months ended October 31, 2012, cash provided by financing activities was $130,000 related to $500,000 in proceeds from the Senior Secured Note, partially offset by $370,000 distributions to non-controlling interest (LALC). Borrowings were used primarily to fund working capital requirements and technology investments.

Nine months ended October 31, 2011

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

Debt Agreements

The following is an overview of the Company's total outstanding debt obligations as of October 31, 2012:

Description of Debt	Lender Name	Interest Rate	October 31, 2012
Senior Secured Note	SpaGus Capital, LLC	8.90%	$500,000
10% Senior Subordinated Callable Convertible Notes due January 31, 2016	Various	10.00%	1,250,000
8% Senior Subordinated Convertible Promissory Notes due February 1, 2015	Various	8.00%	150,000
Total debt			1,900,000
Debt discount			(363,712)
Net debt			$1,536,288

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

Off Balance Sheet Arrangements

As of October 31, 2012, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of October 31, 2012, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2012.

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

Based on the foregoing material weaknesses, we have determined that, as of October 31, 2012, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

4,216,667 shares of Common Stock were issued on various dates during the three months ended October 31, 2012 to certain employees, directors and consultants pursuant to section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).

4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009 (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).

4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock. (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).

4.3+	Form of Amendment to October 16, 2009 10% Senior Subordinated Convertible Promissory Note, dated October 29, 2012

4.4+	Form Of Investor Warrant, dated October 29, 2012, for the purchase of common stock

4.5+	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101*	XBRL instance document.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: December 17, 2012	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: December 17, 2012	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

