Form 10-K
period 2013-01-31
Apollo Medical Holdings, Inc.
filed 2013-05-01
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Yes   ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐   No ☒

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

Yes ☒  No ☐

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

Yes ☐   No ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTCQB on July 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was $3,835,600. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of July 31, 2012 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of April 30, 2013, there were 34,843,441shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2013

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

The Company has a relatively limited operating history compared to others in the same business and is operating in a rapidly changing industry environment; as a result its ability to predict results or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that these forward-looking statements are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A “Risk Factors” and Item 7, “Management’s Discussion and Analysis or Plan of Operation” in this Report, and include, but are not limited to, the following:

☐	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

☐	Our ability to raise capital when needed and on acceptable terms and conditions;

☐	The effect of laws and regulations that apply to our operations and industry;

☐	The intensity of competition; and

☐	General economic conditions.

All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Apollo Medical Holdings, Inc. and its affiliated physician groups (“ApolloMed”. “We”, “Our” or the “Company”) are a physician centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. ApolloMed’s businesses operate primarily under risk and value-based contracts with health plans, Independent Physician Associations (“IPAs”), Hospitals and the Centers for Medicare and Medicaid Services’ (“CMS”) Medicare Shared Savings Program. We believe each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans can benefit from better coordinated of care. We are positioned to assist and provide “Best in Class” care coordination services to each of these constituents and assist in finding solutions to many of the challenges associated with patient care in the inpatient and outpatient settings.

ApolloMed was incorporated in California in 2001, beginning operations at Glendale Memorial Hospital as a hospital based physician group. The Company was organized around the admission and care of patients at inpatient facilities such as a hospital. We have successfully grown our inpatient strategy in a competitive market by providing high quality care for our patients and innovative solutions for our hospital and managed care clients by focusing on improving the inefficiencies associated with inpatient care and reducing readmissions and improving outcomes through better care coordination. Currently, we provide inpatient services at over 28 hospitals and long-term acute care facilities in Los Angeles and Central California where we have contracted with over 50 Hospitals, IPAs and health plans to provide a range of inpatient services including hospitalist, intensivist, physician advisor and consulting services.

In 2012, the Company formed an Accountable Care Organization, ApolloMed ACO, to participate in CMS’ Medicare Shared Savings Program. The ACO program is designed to work together with payors by aligning provider incentives. This alignment of provider incentives is intended to improve quality and medical outcomes for patients across the ACO and achieve cost savings for Medicare. We believe ApolloMed ACO is unique in that it leverages our best in class inpatient and outpatient capabilities.

As of April 30, 2013, ApolloMed has developed a network of over 300 hospitalists, primary care physicians and specialist physicians through our owned and affiliated physician groups. We are in the process of forming a risk-bearing entity to enter the Medicare Advantage, HMO-Medicaid and dual eligible markets.

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

On August 1, 2008, AMM completed negotiations and executed a formal Management Services Agreement with ApolloMed Hospitalists (“AMH”), under which AMM will provide management services to AMH. The Agreement was effective as of August 1, 2008, and allows AMM, which operates as a Physician Practice Management Company, to consolidate AMH, which operates as a Physician Practice, in accordance with ASC 810-10 “Consolidation of Entities Controlled By Contract” subsections. The Management Services Agreement was amended on March 20, 2009 to allow for the calculation of the fee on a monthly basis with payment of the calculated fee each month. AMH is controlled by Dr. Warren Hosseinion and Dr. Adrian Vazquez.

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

On August 1, 2012, Apollo entered into a stock purchase agreement (the “VMM Purchase Agreement”) with Dr. Eli Hendel, the sole shareholder of Verdugo Medical Management, Inc. ("VMM"), a provider of management services pursuant to a management services agreement (the “VMM MSA”) with Eli Hendel M.D. Inc. (“Hendel”), a medical group specializing in pulmonary and critical care patient services, under which the Company will acquire all of the issued and outstanding shares of capital stock of VMM for $1,200.

Our Strategic Objectives

•	Patient satisfaction
•	Quality care
•	Cost efficiency

Our Strategy

The principal components of our strategy are to:

•	Engage the patients we serve to help them make better decisions about their healthcare, clinically and economically
•	Employ our medical management and care coordination capabilities to improve the health and well being of the patients we serve through improved outcomes and reduced inefficiencies in the healthcare delivery chain
•	Work in collaboration at the local level with physicians and other healthcare providers to help them participate in a changing healthcare landscape and provide them the knowledge and IT tools to achieve measurably better quality and lower costs
•	Grow our inpatient business through expansion of services and geographic expansion
•	Expand our relationships with healthcare providers and facilities across the US to develop additional capabilities to participate in the growing Medicare, Medicaid and dual eligible markets
•	Acquire and develop additional capabilities to participate in the growing healthcare market, especially the Medicare and dual eligible segments, under both risk-bearing and value-based contracts

Opportunities in Healthcare

Inpatient Opportunity

We believe that attractive growth opportunities exist for our inpatient business due to the increasing need for improved efficiencies in the hospital from both payors and hospital management teams. Our physicians work closely with our partners to improve the care given to patients and their families and enhance how care is coordinated within the hospital and upon discharge of the patient. We have designed programs for some of the largest health plans and hospital chains in California to improve outcomes, reduce overutilization, reduce Medi-Cal denial rates, optimize lengths of stay (LOS), optimize senior and commercial beddays/1000, improve HCAHPS scores, improve hospital core measures, improve documentation and reduce 30-day readmissions. In addition, our physicians consult with the hospital management teams to assist in RAC audits, Medi-Cal denial reviews, case management and improving discharge management.

Accountable Care Organizations

In March 2010, President Barrack Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established Accountable Care Organizations as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service program, which covers approximately 75% of Medicare recipients, approximately 36 million eligible Medicare beneficiaries.

CMS established the Medicare Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare Fee-For-Service (FFS) beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the Shared Savings Program by creating or participating in an ACO.

The Shared Savings Program is designed to improve beneficiary outcomes and increase value of care by:

(i)	promoting accountability for the care of Medicare FFS beneficiaries;
(ii)	requiring coordinated care for all services provided under Medicare FFS; and
(iii)	encouraging investment in infrastructure and redesigned care processes.

The Shared Savings Program will reward ACOs that lower their growth in health care costs while meeting performance standards on quality of care. Under the final Medicare Shared Savings Program, or MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS.

We have partnered primary care physicians and specialists to form ApolloMed ACO, which has been approved by CMS for participation in the Medicare Shared Savings Program. We estimate that our ACO currently includes approximately 300 participating providers in California. We will provide enhanced care coordination, population health management, data analytics and reporting, information technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.

Senior Market Opportunity—Medicare Advantage

We believe that significant growth opportunities exist for patient-focused, physician-centric integrated groups in serving the growing senior market. At present, approximately 51 million Americans are eligible for Medicare, the federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program. We are in the process of forming a risk-bearing entity to enter the Medicare Advantage, HMO-Medicaid and dual eligible markets.

Medicaid Program and Dual Eligibles

Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group.

Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $450 billion in 2012 to approximately $900 billion by 2020. In addition, as part of the Affordable Care Act, approximately 20 million additional people are expected to qualify for Medicaid beginning in 2014.

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estimate there are approximately 9 million dual eligible enrollees with annual spending of approximately $320 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations across the US. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues. We believe this represents a significant opportunity for companies like ours that have the capabilities to effectively manage this difficult population.

Competition

The healthcare industry is highly competitive. We compete for customers with many other healthcare providers, including local physicians and practice groups as well as local, regional and national networks of physicians and healthcare companies.

Inpatient Business. The market for hospitalists within this industry is highly fragmented. The Company faces competition from numerous small inpatient practices as well as large physician groups. Some of our competitors operate on a national level, such as Emcare, Team Health and IPC, and may have greater financial and other resources available to them. In addition, because the market for hospitalist services is highly fragmented and the ability of individual physicians to provide services in any hospital where they have certain credentials and privileges, competition for growth in existing and expanding markets is not limited to our largest competitors.

Accountable Care Organizations. We believe that competition for customers is generally based upon the reputation of the physician treating the customer, the physician’s expertise, the physician’s demeanor and manner of engagement with the customer. We also compete with hospitals, sophisticated provider groups, payors, and management service organizations in the creation, administration, and management of ACOs.

Healthcare Reform

The Affordable Care Act enacted significant changes to various aspects of the U.S. health insurance industry. There are many important provisions of the legislation that will require additional guidance and clarification in form of regulations and interpretations in order to fully understand the impact of the legislation on our overall business, which we expect to occur over the next several years.

Certain significant provisions of the Affordable Care Act that will impact our business include, among others, establishment of ACO's, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, non-deductible federal premium taxes assessed to health insurers and coding intensity adjustments with mandatory minimums. The health care reform legislation is discussed more fully in the "Risk Factors" section of this report.

In June 2012, the United States Supreme Court upheld the constitutionality of the Affordable Care Act, with one limited exception relating to its Medicaid expansion provision. The Supreme Court held that States could not be required to expand Medicaid or risk the loss of federal funding for existing Medicaid programs. Beginning in January 2014, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, subject to the States' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years, from 2014 through 2016. The federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years.

Geographic Coverage

As of January 31, 2013, we provide hospitalist services at 28 acute-care hospitals and long-term acute care facilities in Los Angeles and the Central Valley of California.

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

Imposition of sanctions associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition and results of operations. The Company cannot guarantee that its arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Other State Healthcare Compliance Provisions

In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate or expand to have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

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

Employees

As of January 31, 2013, we had 10 full-time employees. None of our full-time employees is a member of a labor union, and we have never experienced a work stoppage.

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

Apollo Medical, the predecessor to our operating subsidiary, was incorporated on October 18, 2006, and served initially as the management company for our affiliated medical group, ApolloMed Hospitalists. In addition, Apollo was awarded its ACO license under CMS’ MSSP in June 2012. Apollo has limited experience operating an ACO or managed care organization. Accordingly, we have a limited operating history upon which you can evaluate our business prospects, which makes it difficult to forecast ApolloMed’s future operating results. The evolving nature of the current medical services industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. Our ability to predict growth at any time in the future may be limited.

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

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•	federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;·

•	a provision of the federal Social Security Act, commonly referred to as the “anti-kickback” statute, that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;·

•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;·

•	a provision of the Social Security Act that provides for criminal penalties for healthcare providers who fail to disclose known overpayments;·

•	a provision of the Social Security Act that provides for civil monetary penalties for healthcare providers who fail to repay known overpayments within 60 days of discovery, and also allows improper retention of known overpayments to serve as a basis for false claims act violations;·

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;·

•	provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;·

•	provisions of HIPAA and HITECH limiting how covered entities and business associates may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;·

•	federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients , or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;·

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;·

•	laws that prohibit non-domiciled entities from owning and operating medical practices in their states;·

•	provisions of the Social Security Act (emanating from the Deficit Reduction Act of 2005) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes; that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse; and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and·

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

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

The medical services industry is undergoing significant changes with third-party payers that are taking measures to reduce reimbursement rates or in some cases, denying reimbursement altogether. There is no assurance that third-party payers will continue to pay for the services provided by our affiliated medical groups. Failure of third party payers to adequately cover the medical services so provided by the Company will have a material adverse effect on our results of operations, financial condition, business and prospects.

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

Center for Medicare & Medicaid Services ("CMS") determined that, effective January 1, 2012, the SGR formula results in a payment cut of approximately 27 percent. Congress, however, enacted the Temporary Payroll Tax Cut Continuation Act of 2011, which blocked this cut through the end of February 2012. In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012, which blocked the cut through the end of 2012. On January 1, 2013, Congress passed the American Taxpayer Relief Act, which delays the payment cut for another year and replaces it with a “zero percent update” to the Medicare conversion factor (used to calculate Medicare Physician Fee Schedule payments). While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Medicare and Medicaid Extenders Act of 2010 blocked cuts by providing a “floor” of 1.0 through the end of 2011, and this protection was extended through the end of February 2012 by the Temporary Payroll Tax Cut Continuation Act of 2011, and extended through the end of 2013 by the American Taxpayer Relief Act. Congress has convened a House / Senate conference committee whose duties include consideration of whether to block the adjustment for an additional period. Providing an additional period is controversial because of disagreement on how to offset the costs so that blocking the adjustment is deficit neutral. Although Congress has extended the work GPCI floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

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

The SEC has adopted Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	a broker or dealer to approve a person's account for transactions in penny stocks; and

•	a broker or dealer receives a written agreement for the transaction from the investor , setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

ACOs are new and unproven and CMS may discontinue, alter or radically change the MSSP program.

Company has invested resources in both acquiring the ACO license and in establishing initial infrastructure. Any material change to the MSSP program and ACO license requirements, governance and operating rules, could provide a significant financial risk for Company and alter the strategic direction of the Company thereby producing shareholder risk and uncertainty.

The Company operates in only one geographic state, California.

The Company’s business and operations are limited to one state, California. Any material changes by California with respect to strategic, taxation and economics of healthcare delivery and reimbursements could produce an adverse effect on the continued business operations of Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters is located at 700 North Brand Boulevard, Suite 450, Glendale, California 91203. The lease on our present corporate headquarters expires on January 14, 2017. We believe our present facilities are adequate to meet our current and projected needs.

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

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTCQB under the symbol "AMEH". Following is a table presenting the closing sale prices for a share of our common stock by fiscal quarter for the fiscal years 2013 and 2012

	High	Low
Fiscal Year ended January 31, 2013
First Quarter	$0.19	$0.09
Second Quarter	0.63	0.10
Third Quarter	0.63	0.20
Fourth Quarter	1.38	0.47

	High	Low
Fiscal Year ended January 31, 2012
First Quarter	$0.26	$0.16
Second Quarter	0.24	0.14
Third Quarter	0.19	0.14
Fourth Quarter	0.17	0.05

Stockholders

As of April 30, 2013, as reported by the Company’s stock transfer agent, there were 330 holders of record of our common stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Dividends

To date we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For the year ended January 31, 2013, the Company granted stock options to management, employees and consultants as follows:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected)
Equity compensation plans approved by stockholders	5,300,000	$0.18	267,333
Equity compensation plans not approved by stockholders	-	-	-
Total	5,300,000	$0.18	267,333

Recent Sales of Unregistered Securities

We have issued and sold unregistered securities of the Company as disclosed below within the last three years. Unless otherwise noted, the following sales of securities were effected in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (as amended, the “Act”)t and Regulation D promulgated there under, and such securities may not be reoffered or sold in the United States by the holders in the absence of an effective registration statement, or valid exemption from the registration requirements, under the Act :

Purchaser	Date	Security Type	Number of shares or units sold	Aggregate offering price of securities sold for cash	Aggregate underwriting discounts and commissions (13)	Aggregate consideration of securities issued for services (1)	Nature of transaction in which securities were issued for services

Suresh Nihalani	3/31/2010	Common Stock	33,333	$33	$-	$8,967	(16)
Suresh Nihalani	7/16/2010	Common Stock	211,113	$211	$-	$29,856	(17)
Third Party Investor	2/16/2011	Common Stock	500,000	$-	$-	$105,000	(14)
Kanehoe Advisors, LLC	3/15/2011	Common Stock	350,000	$-	$-	$63,000	(2)
Third Party Investor	8/2/2011	Common Stock	350,000	$-	$-	$70,000	(15)
Gary Augusta	12/1/2011	Common Stock	100,000	$100	$-	$14,900	(3)
Shining Star Family Trust	1/1/2012	Common Stock	400,000	$400	$-	$59,600	(4)
Gary Augusta	1/1/2012	Common Stock	100,000	$100	$-	$14,900	(3)
Gary Augusta	2/1/2012	Common Stock	100,000	$100	$-	$14,700	(3)
SpaGus Capital Partners, LLC	2/29/2012	Common Stock	216,000	$-	$-	$25,661	(5)
Gary Augusta	3/1/2012	Common Stock	400,000	$400	$-	$47,520	(18)
Gary Augusta	3/1/2012	Common Stock	100,000	$100	$-	$11,880	(3)
Gary Augusta	4/1/2012	Common Stock	100,000	$100	$-	$14,880	(3)
Gary Augusta	5/1/2012	Common Stock	100,000	$100	$-	$13,880	(3)
Gary Augusta	6/1/2012	Common Stock	100,000	$100	$-	$11,880	(3)
Third Party Investor	9/15/2012	Common Stock	1,200,000	$1,200	$-	$480,000	(6)
Kanehoe Advisors, LLC	9/15/2012	Common Stock	350,000	$350	$-	$105,000	(2)
Kanehoe Advisors, LLC	9/15/2012	Common Stock	350,000	$350	$-	$164,500	(2)
Warren Hosseinion, M.D.	9/15/2012	Common Stock	1,000,000	$1,000	$-	$420,000	(7)
Third Party Investor	9/15/2012	Common Stock	66,667	$67	$-	$28,000	(8)
Third Party Investor	9/15/2012	Common Stock	200,000	$200	$-	$84,000	(9)
Third Party Investor	9/15/2012	Common Stock	50,000	$50	$-	$21,000	(9)
Third Party Investor	10/9/2012	Common Stock	40,000	$-	$-	$20,000	(5)
SpaGus Ventures LLC	10/9/2012	Common Stock	50,000	$-	$-	$25,000	(5)
Third Party Investor	10/9/2012	Common Stock	10,000	$-	$-	$5,000	(5)
Mark Meyers	10/18/2012	Common Stock	400,000	$400	$-	$168,000	(10)
Mitch Creem	10/22/2012	Common Stock	500,000	$-	$-	$210,000	(11)
Third Party Investor	12/14/2012	Common Stock	75,000	$15,750	$-	$-	-
Mark Meyers	1/31/2013	(12)	2.0	$100,000	$18,826	$-	-
Third Party Investors	12/21/2012-1/31/2013	(12)	15.6	$780,000	$146,842	$-	-

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Pursuant to the consulting agreement with Kaneohe Advisors LLC dated March 15, 2009, as amended.

(3) Pursuant to a consulting agreement with Augusta Advisors Corporation dated December 1, 2011.

(4) Pursuant to the amended Directors Agreement with Suresh Nihalani dated January 1, 2012.

(5) Pursuant to the Senior Secured Note agreement on February 1, 2012, as amended October 15, 2012, with SpaGus Capital Partners, LLC.

(6) Pursuant to a consulting agreement dated August 1, 2012.

(7) Pursuant to the September 15, 2012 grant by the Company's Board of Directors for services as the Company's Chief Executive Officer.

(8) Pursuant to the September 15, 2012 grant by the Company's Board of Directors for services as an employee.

(9) Pursuant to an accounting services agreement dated April 5, 2012.

(10) Pursuant to the Directors Agreement with Mr. Meyers dated October 18, 2012.

(11) Pursuant to the Directors Agreement with Mr. Creem dated October 18, 2012.

(12) Units of $50,000 par value 9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016. Each unit receives warrants to purchase 37,500 shares of the Company's common stock.

(13) Commissions and expenses paid to Syndicated Capital, Inc. ("Syndicated Capital"), the placement agent for the offering, discussed in further detail below in ‘Item 7’ aggregated $92,374. Syndicated Capital also received warrants to purchase 176,000 shares of the Company's common stock, which had a fair value of $54,468. Commissions, expenses and the fair value of the warrants received by Syndicated Capital have allocated to the units purchased on a pro-rata basis.

(14) Pursuant to a stock purchase agreement dated February 15, 2011.

(15) Pursuant to a stock purchase agreement dated August 2, 2011.

(16) Pursuant to the Directors Agreement with Mr. Nihalani dated October 27, 2008 in which an aggregate of 188,887 shares of common stock were issued.

(17) Pursuant to the amended Directors Agreement with Mr. Nihalani dated July 16, 2010.

(18) Pursuant to the Directors Agreement with Gary Augusta dated March 7, 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Report. This discussion contains forward-looking statements that are subject to known and unknown risks. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Report. The operating results for the periods presented were not significantly affected by inflation.

Overview

Apollo Medical Holdings, Inc. and its affiliated physician groups are a physician centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. As of April 30, 2013, ApolloMed’s physician network consisted of over 300 hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups.

Recent Developments

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

The ACO concept places a degree of financial responsibility on the providers in hopes of improving care management and limiting unnecessary expenditures while continuing to provide patients freedom to selection of their medical services. The Company believes that in establishing an ACO, ApolloMed will be able to leverage its medical management expertise to efficiently manage patient’s costs through improved communication between physicians and their patients, which should lead to improved patient outcomes and lower readmission rates. ACOs participating in the shared-savings payment model will be able to share in up to 50 percent of their achieved savings, depending on how well they exceed minimum quality performance standards. The Company’s executive management and certain of its physicians have focused efforts to develop the infrastructure to support the ACO program, which included identifying participating physicians, hiring support staff, and identifying technology and facilities to support the anticipated growth. ApolloMed will be required to raise additional capital to fund this opportunity, as the initial outlay of funds will be required in advance of any potential future revenues, and this initial outlay maybe substantial.

On August 1, 2012, Apollo entered into a stock purchase agreement (the “VMM Purchase Agreement”) with Dr. Eli Hendel, the sole shareholder of Verdugo Medical Management, Inc. ("VMM"), a provider of management services pursuant to a management services agreement (the “VMM MSA”) with Eli Hendel M.D. Inc. (“Hendel”), a medical group specializing in pulmonary and critical care patient services, under which the Company will acquire all of the issued and outstanding shares of capital stock of VMM for $1,200. In addition, the Company’s subsidiary, ApolloMed ACO, entered into a consulting agreement with Dr. Hendel as chairman of its ACO advisory board in which Dr. Hendel received the right to acquire 1,200,000 shares of the Company’s restricted common stock for $0.001 per share. In the event the consulting agreement is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement, and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000.

On January 31, 2013 the Company raised in a private placement offering of $880,000 in par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”). The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $0.40 per share of Common Stock, subject to adjustment for stock splits, stock dividends and reverse stock splits, and is callable in full or in part by the Company at any time after January 31, 2015. The holders of the 9% Notes received warrants to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.45 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to January 31, 2018. The Company will use the net proceeds (after issuance costs) of approximately $776,000 for general corporate purposes.

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. The Middle Class Tax Relief and Job Creation Act of 2012 prevented the GPCI payment adjustment through the end of 2012. With enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, again, the GPCI payment adjustment has been delayed through the end of 2013. Although Congress has delayed the GPCI payment adjustment several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services. The magnitude of Medicare cuts that may be made through budget agreements is unclear. However, under our provider compensation plan, any decrease in reimbursement rates would reduce our physician incentive payments.

Healthcare Reform

In March 2010, the Affordable Care Act (ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are implemented, which in some cases will not occur for a couple of years. The impact of some of these provisions may be positive, such as the expansion in the number of individuals with health insurance, the ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) from 2011 through 2015 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates in 2013 and 2014 for primary care services. The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which the federal Department of Health and Human Services (HHS) generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act and government enforcement tools may adversely impact entities in the healthcare industry, including our Company.

The impact of certain provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. HHS has begun implementing the modifier through the Medicare Physician Fee Schedule rulemaking for 2013, by, among other things, specifying the initial performance period and how it will apply the upward and downward modifier for certain physicians and physician groups beginning January 1, 2015, as well as all physicians and physician groups starting not later than January 1, 2017. During this rulemaking process, HHS considered whether it should develop a value-based payment modifier option for hospital-based physicians, but ultimately, HHS decided to deal with this issue in future rulemaking. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The Medicare Acute Care Episode Demonstration is currently underway at five health care system demonstration sites. The impact of these projects on our Company cannot be determined at this time.

Professional Liability Rates

Medical malpractice insurance premium rates are affected by a variety of factors both internal, including our own loss experience and the associated defense costs, and external such as medical malpractice loss experience for internal medicine physicians, which varies greatly across different regions. Other factors include varying state laws covering tort reform, the local climate for large jury awards, the rate of investment income and reinsurance costs, all of which can result in wide variations in premium rates not only from region to region, but also from year to year. Although our malpractice premium rates have remained relatively stable over the last two years, the factors discussed above could lead to variations in future costs.

Critical Accounting Policies

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Principals of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, Aligned Healthcare Group (“AHI”), ApolloMedACO, PCCM, and VMM as well as PPC’s managed under long-term management service agreements including AMH, LALC and Hendel. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPC’s, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PMC’s, except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

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

Contracted revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contracted revenue represented approximately 89% of our revenues in the year ended January 31, 2013. Contract revenue consists primarily of billings on a per admission basis or based on hours of healthcare staffing provided at agreed-to hourly rates. Hourly revenue is recognized as the hours are worked by our staff and contractors. Additionally, contracted revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We also regularly analyze the ultimate collectability of accounts receivable after certain stages of the collection cycle using a historical analysis to determine the percentage of invoiced amounts subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

Goodwill and Other Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The fair value is evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (fiscal year-end).

Indefinite-lived intangible assets are tested at least annually for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

Medical Malpractice Liability Insurance

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

Recently Adopted Accounting Principles

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted accounting principles.

Results of Operations and Operating Data

Year Ended January 31, 2013 vs. Year Ended January 31, 2012

	2013	2012	Change	Change excluding 2013 acquisition (1)	Percentage change	Percentage change excluding 2013 acquisition (1)

NET REVENUES	$7,776,131	$5,110,806	$2,665,325	$2,211,863	52.2%	43.3%
COST OF SERVICES	6,316,164	4,132,399	2,183,765	1,941,513	52.8%	47.0%
GROSS PROFIT	1,459,967	978,407	481,560	270,350	49.2%	27.6%

Operating expenses:
General and administrative	3,517,536	1,379,153	2,138,383	1,805,672	155.1%	130.9%
Depreciation and amortization	20,918	12,589	8,329	8,329	66.2%	66.2%
Total operating expenses	3,538,454	1,391,742	2,146,712	1,814,001	154.2%	130.3%

LOSS FROM OPERATIONS	$(2,078,487)	$(413,335)	$(1,665,152)	$(1,543,650)	402.9%	373.5%

	% of revenues
	2013	2012

NET REVENUES	100.0%	100.0%
COST OF SERVICES	81.2%	80.9%
GROSS PROFIT	18.8%	19.1%

Operating expenses:
General and administrative	45.2%	27.0%
Depreciation and amortization	0.3%	0.2%
Total operating expenses	45.5%	27.2%

LOSS FROM OPERATIONS	-26.7%	-8.1%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$1,787,149	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
453,462	Acquisition of VMM in 2013.
424,714	Full year of operations by PCCM acquired in 2012.
$2,665,325	Total increase in net revenues

(1) Excluding the 2013 acquisition of Verdugo Medical Management, which has a long term management service agreement with Eli Hendel, M.D. (“Hendel’) the increase in net revenues from 2012 would have been $2,211,863.

Cost of services are comprised primarily of physician compensation and related expenses. The (increase) decrease was attributable to:

$(1,522,647)	Increase in physician costs attributable to new physicians hired to support new contracts.
124,250	Portion of Dr. Hosseinion's compensation not spent as a practicing physician classified in general and administrative expense
(526,877)	Increase in physician stock-based compensation
(242,251)	Acquisition of VMM in 2013.
(16,240)	Increase in other physician costs due to physician increase
$(2,183,765)	Total increase in cost of services

Cost of services as percentage of net revenues increased principally due to the increase in stock-based compensation in 2013.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The (increase) decrease was attributable to:

$(1,353,118)	Increase in non-cash stock compensation due to restricted stock grants to employees, directors and consultants.
(136,673)	Increase in consulting and professional fees to support the continuing growth of our operations.
(193,447)	Increase in personnel, services and related expenses related to the ACO effort.
(166,117)	Increase in administrative personnel to support in-house billing and collection, and to support growth in the business
(332,711)	Increase due to the acquisition of VMM in 2013
43,684	Reduction in bad debt expense due to establishment of in-house billing and collection function in 2013
$(2,138,383)	Total increase in general and administrative expense

Loss from operations increased primarily due to increase in stock based compensation that totaled $1,846,662.

The increase in loss on change in fair value of warrant and derivative liabilities reflects the change in the fair value of the Company’s warrant and derivative liabilities as follows:

	2013	2012	Change
Loss on change in fair value of derivative liabilities	$5,853,855	$-	$5,853,855

Interest expense increased due to primarily to higher discount amortization, and interest expense and financing cost amortization expense related to borrowing associated with the Senior Secured Notes, the placement of $880,000 of 9% Senior Subordinated Convertible Notes, and the modification of the 10% Senior Subordinated Convertible Notes.

	2013	2012	Change
Interest expense	$930,176	$304,034	$626,142

 Net loss increased primarily due to increase in non-cash stock compensation, the loss on change in the fair value of the Company’s warrant and derivative liabilities, and the increase in interest expense associated with the increased borrowings and additional debt discount amortization.

	2013	2012	Change
Net loss	$8,904,564	$720,346	$8,184,218

Year Ended January 31, 2012 vs. Year Ended January 31, 2011

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

General and administrative expenses increased $812,504, or 143.4%, to $1,379,153 or 27% of net revenue, for the twelve months ended January 31, 2012, as compared to $566,649, or 15% of net revenue, for the twelve months ended January 31, 2011. For the twelve months ended January 31, 2012, bad debt expense was $118,077 compared to a reversal of $76,231 for the twelve month period ended January 31, 2011. The increase in bad debt expense was due to a write off of historical accounts receivable amounts deemed uncollectible at January 31, 2012, compared to the reversal of a previous recorded provision for doubtful accounts at January 31, 2011. The Company recorded stock compensation expense of $181,733 for the twelve months ended January 31, 2012, compared with $119,530 in the year ended January 31, 2011. The Company incurred expenses of $189,610 associated with Aligned Healthcare transaction which closed on February 15, 2011. The Company recognized an impairment loss of $210,000 relating to our investment in Aligned Healthcare Group Inc. based upon the completion of the Company’s annual goodwill impairment test. The cause of the impairment was due to contracts not materializing as anticipated at the time of closing the Acquisition and management has decided to focus its energies on new higher growth initiatives. Additionally the Company incurred higher legal, salary and consulting expenses and overhead costs related to the continuing growth of our operations in the 12 months ended January 31, 2012 as compared to 12 months ended January 31, 2011.

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

Liquidity and Capital Resources

The Company had $1,176,727 in cash and cash equivalents at January 31, 2013. The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company incurred the following:

Year ended January 31, 2013:

Net operating loss	$2,078,487
Cash provided by operating activities	$57,956

As of January 31, 2013:

Accumulated deficit	$11,022,272
Stockholders' deficit	$391,379

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”). The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15. The Company will use the net proceeds after issue costs of approximately $776,000 for working capital and general corporate purposes. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Year ended January 31, 2013

For the year ended January 31, 2013, cash provided by operations was $152,751. This was substantially the result of net losses of $8,809,799, offset by cash provided by non-cash expenses of $8,770,753 and working capital of $191,767. Non-cash expenses primarily include depreciation expense, bad debt expense, issuance of shares of common stock for services, stock option compensation expense, amortization of financing costs, amortization of debt discount, and gain on change in fair value of warrant and derivative liabilities.

Cash provided by working capital was due to:

Increase in Accounts payable and accrued liabilities	$764,208
Decrease in Other assets	$7,020
Decrease in Due from affiliates	$5,504

Cash used by working capital was due to:

Increase in Prepaid expenses and advances	$(23,666)
Increase in Accounts receivable	$(548,899)
Decrease in Due to Officers	$(12,400)

For the year ended January 31, 2013, cash used in investing activities was $31,865 related to $45,799 in investments in a new billing system, investment in ACO-related office and technology equipment, partially offset by the acquisition of VMM, net of cash acquired in connection in the consolidation of VMM.

For the year ended January 31, 2013, cash provided by financing activities was $986,095 related to $500,000 in proceeds from the Senior Secured Note, $775,581 in net proceeds from the issuance of 9% Senior Subordinated Convertible Notes, and $94,765 from other borrowings, partially offset by $400,000 in distributions to non-controlling interest (LALC). Borrowings were used primarily to fund working capital requirements and technology investments.

Year ended January 31, 2012

Net cash used provided by operating activities for the year ended January 31, 2012 was $385,455 and included a net loss of $720,346 for the twelve month period. Adjustments for non-cash charges which include depreciation, bad debt expense, and the value of shares issued for services, option expense, amortization of warrant discount and impairment loss on our investment in Aligned Healthcare Group, Inc., totaled $643,203. In addition, net changes in operating assets and liabilities, primarily due to an increase in outstanding receivables, used cash of $308,311.

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

Debt Agreements

The following is an overview of the Company's total outstanding debt obligations as of January 31, 2013:

Description of Debt	Lender Name	Interest Rate	January 31, 2013

Senior Secured Note	SpaGus Capital Partners, LLC	8.9%	$500,000
Line of Credit	Union Bank	7.75%	94,765
10% Senior Subordinated Callable Convertible Notes due January 31, 2016	Various	10.0%	1,250,000
8% Senior Subordinated Convertible Promissory Notes due February 1, 2015	Various	8.0%	150,000
9% Senior Subordinated Convertible Notes due February 15, 2016	Various	9.0%	880,000
Total debt			2,874,765
Less: debt discount			(370,286)
Net debt			$2,504,479

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of or for the year ended January 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended January 31, 2013 are included in this annual report, beginning on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of January 31, 2013.

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

Based on the foregoing material weaknesses, we have determined that, as of January 31, 2013, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realigning responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended January 31, 2013) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title
Warren Hosseinion, M.D.	40	Chief Executive Officer, Director
Kyle Francis	39	Executive Vice President and Chief Financial Officer
Mark Meyers	62	Chief Strategy Officer, Director
Ted Schreck	67	Chairman, Director
Suresh Nihalani	60	Director
Gary Augusta	46	Director
Mitch Creem	53	Director

Warren Hosseinion, M.D. Dr. Hosseinion has been a director, and our Company’s Chief Executive Officer since July 2008. In 2001, Dr. Hosseinion founded ApolloMed Hospitalists in Los Angeles with Dr. Adrian Vazquez. Dr. Hosseinion received his medical degree from Georgetown University and is a Diplomat of the American Board of Internal Medicine. Dr. Hosseinion's qualifications to serve on our Board of Directors include his position as our chief executive officer since the inception of the Company, his background as founder of the Company and leading physician within the medical community in Los Angeles. In addition, Dr. Hosseinion is currently a practicing hospitalist physician and brings to our Board of Directors and our Company a depth of understanding of physician culture and strong knowledge of the healthcare market.

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

Mark Meyers. Mr. Meyers is a senior healthcare executive whose career spans over 30 years. Most recently, from April 2009 until September 2012, he served as Senior Vice President of Operations for Dignity Health's Los Angeles Service Area, which encompasses four hospitals, as well as President of Glendale Memorial Hospital and Health Center. Dignity Health, formerly Catholic Healthcare West, is the fifth largest hospital system in the nation. Prior to this, from 2001 to 2009, Mr. Meyers was President of California Hospital Medical Center, a 316-bed Dignity facility in Downtown Los Angeles which also serves as a Level II trauma center. Prior to this, he worked for Tenet Healthcare Corporation from 1987 to 1997, serving as CEO for several hospitals, including Garden Grove Hospital in Garden Grove, California, Western Medical Center in Anaheim, California, Coastal Communities Hospital in Santa Ana, California, Doctors Hospital of Santa Ana and Santa Ana Hospital Medical Center. Mr. Meyers has also served as President and CEO of West Hills Hospital and Medical Center, a 272-bed facility in West Hills, California and CEO of Florida Medical Center, a 460-bed hospital in Broward County, Florida. Mr. Meyers received a Bachelor of Science in Psychology from the University of Pittsburgh and a MPH from the University of Pittsburgh's Graduate School of Public Health. He is a Board Member of the Hospital Council of Southern California and Board Member of the Orange County Symphony.

Ted Schreck. Mr. Schreck is a senior healthcare executive with over 37 years of healthcare experience in both the public and private sector . In 1998, he joined Tenet Healthcare Corporation and served in a number of senior executive roles including, CEO of USC University Hospital and USC/Norris Cancer Hospital, Regional Vice President of Operations, charged with leading a group of ten Los Angeles-area hospitals and finally Senior Vice President of Operations. Prior to joining Tenet, Mr. Schreck worked for the St. Joseph Health System, serving as CEO of Santa Rosa General Hospital and Senior Vice President of Santa Rosa Memorial Hospital, and for Sutter Health System as CEO of Delta Memorial Hospital. He also served as CEO of the Eden Township District Hospitals. Mr. Schreck retired in 2006 but returned to work as a consultant for Portland-based Legacy Health System, which operates five hospitals, a research facility, a hospice agency, and specialty and primary care clinics. Most recently, he served on the board of Los Angeles Orthopedic Hospital, a member of the UCLA Health System. Mr. Schreck brings to our Company a significant amount of healthcare experience and will be tremendous resource to our Company.

Suresh Nihalani. Mr. Nihalani is a business consultant and advisor currently involved with many early stage ventures in the area of Cloud Computing, Data Centers, Next Generation Storage and 4G Backhaul wireless radios, consulting them in technology direction, business development and strategic business planning. Mr. Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. Prior to Nevis Networks, he co-founded Accelerated Networks and ACT Networks. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology. Mr. Nihalani has over 35 years of corporate experience working as a senior executive and director. Mr. Nihalani’s qualifications to serve on our Board of Directors include his many years of experience as a senior corporate executive with both public and private organizations.

Gary Augusta. Mr. Augusta brings more than 20 years of experience as an executive focused on private equity, growth strategy and operations, corporate development and M&A. He is also an experienced investor and operator of growth businesses. Mr. Augusta currently serves as President of SpaGus Ventures LLC and SpaGus Capital Partners, growth funds that invest in life sciences and technology companies. Previously, Mr. Augusta was CEO of OCTANe, an innovation development company, AT Kearney, a leading consulting firm, and Corporate Development/ M&A Officer at Fluor Inc., a Fortune 500 company. He earned a BS in Mechanical Engineering from the University of Rhode Island and a Master of Science and Management (MSM) from Georgia Tech.

Mitch Creem. Mr. Creem has 30 years of management experience covering all aspects of the healthcare industry including hospital and group practice management, and is a frequent speaker on topics ranging from IT strategic planning to organizational turnarounds and transformation. Most recently, Mr. Creem was the CEO for the Keck Hospital of USC and USC Norris Cancer Hospital where he led USC’s historic acquisition of the hospitals from Tenet and their transformation to a world-class medical center. Prior to USC, Mr. Creem was the Associate Vice Chancellor and Chief Financial Officer for the UCLA Medical Sciences. He led significant turnarounds as CFO at UCLA, Beth Israel Deaconess Medical Center and Tufts Medical Center in Boston.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file, and we are required to identify Covered Persons that we know have failed to file or filed late Section 16(a) reports. To our knowledge, we believe that our Covered Persons complied with all Section 16(a) filing requirements applicable to them, except that: Messrs. Francis, Schreck, Augusta, Meyers and Creem failed to file Forms 3 when they became obligated to commence Section 16(a) reporting; Messrs. Hosseinion, Francis, Nihalani and Augusta failed to file Forms 4 on a timely basis with respect to acquisitions of shares of our common stock; Messrs. Hosseinion, Meyers, and Vasquez failed to file Form 4s on a timely basis with respect to grants of stock options; Mr. Meyers failed to file Form 4 with respect to acquisition of warrants to purchase our common stock and a promissory note that is convertible into our common stock; and Messrs. Hosseinion, Francis, Schreck, Nihalani, Augusta, Meyers, Creem and Vasquez failed to file Forms 5 on a timely basis. The covered persons whose filings are not up to date are working diligently to [illegible] the required filings to bring them up to date and anticipate having them completed by May 31, 2013.

Code of Ethics

The Company has not yet adopted a code of ethics, in part because we have a limited number of employees. As the Company grows its business, and hires additional employees, we expect to adopt a code of ethics applicable to the conduct of our employees.

Committees of the Board of Directors

Our common stock is currently quoted on the OTCQB electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating or Compensation committee. As of January 31, 2013, our Board of directors did not maintain an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, a nominating committee nor a compensation committee. The entire Board of Directors is acting as the Company's audit committee as specified in section 3(a)(58)(B) of the Exchange Act, and the Board of Directors has determined that Mr. Mitch Creem, a current independent director, is an “audit committee financial expert” as defined by item 407 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended January 31, 2013, 2012 and 2011, respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation		Total

Warren Hosseinion, M.D.	2013	376,221	-	420,000	-	-	-	124,446	(2)	920,667
Chief Executive Officer	2012	349,999	-	-	-	-	-	104,821	(2)	454,820
	2011	385,013	-	12,619	-	-	-	57,002	(2)	454,634

Kyle Francis	2013	132,000	30,000	269,500	-	-	-	46,890	(3)	478,390
Chief Financial Officer (4)	2012	132,000	10,000	63,000	-	-	-	25,516	(3)	230,516
	2011	11,000	-	33,761	-	-	-	30,174	(3)	74,935

Mark Meyers	2013	42,000	-	168,000	55,617	-	-	-		265,617
Chief Strategy Officer (5)	2012	-	-	-	-	-	-	-		-
	2011	-	-	-	-	-	-	-		-

Adrian Vazquez, M.D. (6)	2012	300,074	-	-	-	-	-	-		300,074
	2011	382,920	-	12,619	-	-	-	-		395,539

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Personal benefits include payments to Dr. Hosseinion for health insurance premiums of $24,972 (2013), $14,821(2012), $17,192 (2011); vehicle allowance of $24,972 (2013), $22,925 (2012), and $23,631 (2011); and travel, meals, cell phone and other business expense-related allowances.

(3) Personal benefits include payments to Mr. Francis for health insurance premiums of $5,400 (2013), $ - (2012), and $ - (2011); and reimbursement of travel, meals, cell phone and other business related expenses.

(4) Mr. Francis was appointed as Chief Financial Officer, effective December 31, 2010. Prior to that, Mr. Francis served as the Executive Vice President of Business Development and Strategy and continued to serve in that function in addition to his role as Chief Financial Officer until October 17, 2012.

(5) Mr. Meyers was appointed as Chief Strategy Officer effective October 17, 2012.

(6) Adrian Vazquez, M.D., resigned his positions as Chairman of the Board, President and a director of Apollo Medical Holdings, Inc., in each case effective December 9, 2011.

The following table summarizes the outstanding equity awards held by each of our named executive officers as of January 31, 2013:

Outstanding Equity Option Awards at Fiscal Year End

Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Unexercisable	Option Exercise Price (2)	Option Expiration Date
Warren Hosseinion, M.D.	12/9/2010	300,000	-	$0.15	12/8/2020
Chief Executive Officer

Kyle Francis	12/9/2010	150,000	-	$0.15	12/8/2020
Chief Financial Officer

Mark Meyers	(1)	150,000	-	$0.21	(1)
Chief Strategy Officer

Adrian Vazquez, M.D.	12/9/2010	300,000	-	$0.15	12/8/2020

(1) Mr. Meyers was granted 50,000 options on each of November 1, 2012, December 1, 2012, and January 1, 2013 all of which vested upon grant. Mr. Meyer's options expire 10 years from grant date.

(2) All options have been issued with an exercise price equal to the closing price of our common stock on the date of grant except options granted to Mr. Meyers. The closing stock price on the date of grant November 1, 2012, December 1, 2012, and January 1, 2013 was $0.63, $0.55 and $0.48 per share, respectively.

No options were exercised during the fiscal year ended January 31, 2013.

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

Employment Agreements

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis was compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and is entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement was not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the fiscal year ended January 31, 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2011, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. Mr. Francis was named Chief Financial Officer on December 31, 2010. Mr. Francis' compensation has been increased to $11,000 per month.  On August 16, 2012, the Company entered into an amended consulting agreement with Kaneohe Advisors LLC, to serve as the Company’s Executive Vice President, Business Development and Chief Financial Officer. The term of the agreement is on a month-to-month basis, and provided for Mr. Francis to receive $11,900 per month and the right to purchase 700,000 shares of the Company’s common stock at $0.001 per share. The agreement can be terminated by either party at any time.

On March 1, 2013 the Company entered into an employment agreement with Mr. Francis whereby Mr. Francis will receive a salary of $225,000 per annum, reimbursement of up to $1,200 per month in health insurance premiums, additional performance-based cash and stock compensation as determined by the Company’s board of directors, and other standard benefits afforded to the Company’s employees. If Mr. Francis’ employment is terminated prior to the first anniversary for any reason other than gross negligence or misconduct, Mr. Francis will be entitled to the remaining unpaid first year salary and health insurance reimbursement. The agreement will be effective commencing June 1, 2013.

On October 8, 2012 the Company entered into a consulting agreement with Mr. Mark Meyers to perform services as the Company’s Chief of Strategy and Business Development, pursuant to which Mr. Meyers will receive $10,000 per month, the right to receive options to acquire 50,000 shares per month of the Company’s common stock with an exercise price of $0.21 per share, and be eligible for performance-based compensation as determined by the Company’s Board of Directors. Mr. Meyers has the option to convert all or a portion of the cash compensation to equity at a conversion price equal to a discount of 30% from the trailing 90 day average of the closing price of the Company’s common stock. The agreement is terminable by either party without cause upon providing 90 days’ notice.

Outstanding Equity Awards at Fiscal Year-End

On March 4, 2010, the Board of Directors of Apollo Medical Holdings, Inc. and three members of our Board that owned, in the aggregate, approximately 65% of the outstanding shares of our common stock, approved the adoption of the Apollo Medical Holdings, Inc., 2010 Equity Incentive Plan. Subject to the adjustment provisions of the Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the Plan. On August 31, 2012 the Company’s Board of Directors amended the 2010 Equity Incentive Plan, which allowed the Board to grant an additional 7,000,000 shares up to 12,000,000 shares of the Company’s common stock. The Plan awards include incentive stock option, non-qualified options, restricted common stock, and stock appreciation rights and was approved by unanimous written consent of two stockholders that beneficially owned in the aggregate 57.0% of the outstanding shares of the Company’s common stock.

During the fiscal year ended January 31, 2011, 1,150,000 options were granted to management, directors and independent contractors of which 1,150,000 were exercisable as of January 31, 2013 at an exercise price of $0.15 per share. There were no stock options granted during the year ended January 31, 2012. During the fiscal year ended January 31, 2013, 4,225,000 options were granted to management, directors and independent contractors of which 1,583,336 were exercisable as of January 31, 2013 at a weighted-average exercise price of $0.18 per share.

Director Compensation

Gary Augusta

Effective as of March 7, 2012, Gary Augusta was appointed to the Company’s Board of Directors. In connection with his service to the Company as a director, Mr. Augusta entered into the Company’s Director’s Agreement, which provides for Mr. Augusta to be a director and entitles Mr. Augusta to receive a restricted stock grant of 400,000 shares of the Company's Common Stock. The shares will vest monthly at a rate of 1/36 per month over a three year time period. In connection with Mr. Augusta’s service as a consultant to the Company, Mr. Augusta, through his entity, Augusta Advisors Inc., entered into a Consulting Agreement with the Company which became effective December 1, 2011. Pursuant to that agreement, various consulting services were provided to the Company in return for $10,000 per month in cash compensation and 100,000 shares of common stock issued in the name of Gary Augusta monthly over the initial term of the agreement (totaling 700,000 shares of common stock) expiring June 20, 2012. Thereafter, the Company extended Mr. Augusta on month-to-month basis in return for $10,000 per month in cash compensation and eligibility for incentive stock awards as determined by the Board of Directors.

The Company entered into a $270,000 Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”) an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provide for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and to be secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of the Company’s common stock, which was valued at $25,661 at the date of issuance. On September 15, 2012, SpaGus agreed to allow the Company to defer payment of the scheduled principal payments due on September 15 and October 15, 2012, and amended the Note effective October 15, 2012 in which SpaGus agreed to provide additional principal to the Company in the amount of $230,000. The terms of the amended Note provide for borrowings to bear interest at 8.0 % per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013 and October 15, 2013. The amended Note will mature as of October 15, 2013, and may be prepaid at any time prior to September 29, 2013. The Company paid SpaGus financing costs of 100,000 restricted shares of the Company’s common stock on the amendment date, which transaction was fair valued at $50,000, and is obligated to pay SpaGus an additional 100,000 restricted shares of the Company’s common stock if the amended Note principal and or any accrued interest are outstanding on April 15, 2013.

Edward “Ted” Schreck

Effective as of February 15, 2012, Edward “Ted” Schreck was appointed to the Company’s Board of Directors was also appointed as the Chairman of the Board of Directors. In connection with his service to the Company as a director and Chairman, Mr. Schreck entered into the Company’s Director Agreement which entitles such director to receive a combined $30,000 annual cash retainer for his board service as well as an initial option grant of 1,000,000 options. These options will vest evenly over a 3-year period.

Suresh Nihalani

In connection with his service to the Company as a director, Mr. Nihalani entered into the Company’s Director Agreement on October 27, 2008 (as amended on July 16, 2010), which provided for Mr. Nihalani to be a director and entitled Mr. Nihalani to receive a restricted stock grant of 400,000 shares of the Company's common stock. On January 1, 2012 the Company amended the 2010 Directors Agreement with Mr. Nihalani pursuant to which Mr. Nihalani received the right to purchase an additional 400,000 shares of the Company’s restricted common stock for $0.001 per share which will vest monthly over 36 months. The Company has the right but not the obligation to repurchase the unvested portion of these shares at $0.001 per share.

Mitch Creem

On October 22, 2012 Mitchell R. Creem was elected to the Company’s Board of Directors. In connection with his service to the Company as a director, Mr. Creem entered into the Company’s Director Agreement which entitles Mr. Creem to receive a fee of $1,000 per board meeting attended, as well as a grant of 500,000 restricted shares of the Company’s common stock for his board service which will vest monthly over 36 months.

The following Summary Compensation Table reflects the compensation awarded to, earned by, or paid to our outside directors for the year ended January 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Gary Augusta	-	195,501	(3)	-	-	-	156,838	(2)	352,339
Ted Schreck	30,000	-		120,000	-	-	-		150,000
Suresh Nihalani	5,000	60,000		-	-	-	-		65,000
Mitch Creem	1,000	210,000		-	-	-	-		211,000

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Pursuant to a consulting agreement with Augusta Advisors Inc. dated December 1, 2011, Mr. Augusta received cash compensation of $127,500; and pursuant to the Senior Secured Note agreement on February 1, 2012, as amended October 15, 2012, with SpaGus Capital Partners, LLC, of which Mr. Augusta is a member (“SpaGus”), SpaGus directly received interest and fees aggregating $29,388. Mr. Augusta disclaims beneficial ownership of the shares held by SpaGus except to the extent of his pecuniary interest therein, and the filing of this report and inclusion of these shares in this table is not an admission that Mr. Augusta is the beneficial owner of these shares for purposes of Section 16 or for any other purpose.

(3) Pursuant to a consulting agreement with Augusta Advisors Inc. dated December 1, 2011, Mr. Augusta received 700,000 shares of restricted common with a grant date fair value of $97,320; pursuant to the Directors agreement with Mr. Augusta dated March 7, 2012, Mr. Augusta received 400,000 shares of restricted common stock with a grant date fair value of $47,520; and pursuant to the Senior Secured Note agreement on February 1, 2012, as amended October 15, 2012, with SpaGus Capital Partners, LLC, of which Mr. Augusta is a member (“SpaGus”), SpaGus directly received 266,000 shares with a grant date fair value of $50,661. Mr. Augusta disclaims beneficial ownership of the shares held by SpaGus except to the extent of his pecuniary interest therein, and the filing of this report and inclusion of these shares in this table is not an admission that Mr. Augusta is the beneficial owner of these shares for purposes of Section 16 or for any other purpose.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2013, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)
Certain Beneficial Owners:
Adrian Vazquez, M.D. (4)	9,423,387	27.0%
Directors/Named Executive Officers:
Warren Hosseinion, M.D.	10,423,387	29.9%
Kyle Francis	2,250,000	6.5%
Gary Augusta	1,766,000	5.1%
Mark Meyers	1,125,000	3.2%
Suresh Nihalani	800,000	2.3%
Ted Schreck	666,667	1.9%
Mitch Creem	500,000	1.4%
All Named Executive Officers and Directors as a group	17,531,054	50.3%

(1) Unless otherwise indicated, the business address of each person listed is c/o Apollo Medical Holdings, Inc., 700 N. Brand Blvd., Suite 450, Glendale, California 91203.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of April 30, 2013.

(3) The percentages are calculated based on the actual number of shares issued and outstanding as of April 30, 2013, which is 34,843,441.

(4) Adrian Vazquez, M.D., resigned his positions as Chairman of the Board, President and a director of Apollo Medical Holdings, Inc., in each case effective December 9, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 31, 2013 Mr. Mark Meyers, the Company’s Chief Strategy Officer and a director of the Company, purchased two units of $50,000 par value 9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016, or $100,000 in the aggregate, and are convertible at any time into 250,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each unit received warrants to purchase 37,500 shares of the Company's common stock at an exercise price of $0.45 per share, and had a grant date fair value aggregating $21,238 computed in accordance with ASC Topic 718.

Director Independence

Our common stock is quoted on the OTCQB electronic trading platform, which does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for director independence under the NASDAQ stock market’s listing standards, which defines an independent director as “a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board. Based on the foregoing standards, the Board has determined that Ted Schreck, Suresh Nihalani, and Mitch Creem are “independent” directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by Kabani and Company, Inc. to us for the fiscal years ended January 31, 2013 and January 31, 2012 were as follows:

	2013	2012
Audit fees (1)	$44,000	$48,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
Total	$44,000	$48,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Forms 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2013 and 2012 fiscal years.

(2) Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The policy of our board of directors, acting as the audit committee, is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. All services and fees described above for the years ended January 31, 2013 and 2012 were approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2013, beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

Number	Exhibit

3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).
3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).
4.1	Form of 10% Senior Subordinated Convertible Note, dated October 16, 2009 (filed as an exhibit on Annual Report on Form 10-K on May 14, 2010, and incorporated herein by reference).
4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
4.3	Form of Amendment to October 16, 2009 10% Senior Subordinated Convertible Promissory Note, dated October 29, 2012
4.4	Form Of Investor Warrant, dated October 29, 2012, for the purchase of common stock
4.5	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012
4.6*	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013
4.7*	Form Of Investor Warrant for purchase of 37,500 shares of common stock, dated January 31, 2013
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc (filed as an exhibit to Current Report on Form 8-K filed on June 19, 2008 and incorporated herein by reference).
10.2	Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.3	Director Agreement, dated October 27, 2008, between the Company and Suresh Nihalani (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.4	Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.5	2010 Equity Compensation Plan (filed as an exhibit to Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).
10.6	Employment Agreement with A. Noel DeWinter (filed as an exhibit to Current Report on Form 8-K filed on September 11, 2008, and incorporated herein by reference).
10.7	Amendment to Suresh Nihalani's Director Agreement dated July 16, 2010 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.8	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010 and incorporated herein by reference).
10.9	Stock Purchase Agreement, dated as of February 15, 2011, among the Company, Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates, LLC and BJ Reese (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.1	First Amendment to Stock Purchase Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.11	Services Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.12	Employment Agreement with Jilbert Issai, M.D. dated September 4, 2008 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.13	Consulting Agreement with Kyle Francis dated March 22, 2009 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).

10.14	Hospitalist Participation Service Agreement with Warren Hosseinion, M.D. dated May 1, 2009 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.15	Hospitalist Participation Service Agreement with Adrian C. Vazquez, M.D. dated May 1, 2009 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
21.1*	Subsidiaries of Apollo Medical Holdings, Inc.

31.1*	Certification by Chief Executive Officer
31.2*	Certification by Chief Financial Officer
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: April 30, 2013	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ KYLE FRANCIS	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2013
Kyle Francis

FINANCIAL STATEMENTS - TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Apollo Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc as of January 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc. as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's consolidated financial statements are prepared using the U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a loss from operations of $2,078,487 for the year ended January 31, 2013 and had an accumulated deficit of $11,022,272 as of January 31, 2013. These factors, as discussed in Note 1 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matter are also described in Note 1. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

April 30, 2013

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31, 2013	January 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$1,176,727	$164,361
Accounts receivable, net	1,582,505	994,118
Advances	-	2,140
Due from affiliates	5,648	5,504
Prepaid expenses	72,628	45,601
Deferred financing costs, current	34,614	37,500
Total current assets	2,872,122	1,249,224

Deferred financing costs, non-current	218,640	-
Property and equipment, net	68,142	43,261
Goodwill	33,200	32,000
Other assets	30,981	39,563
TOTAL ASSETS	$3,223,085	$1,364,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$950,651	$163,476
Notes payable	594,765	-
Convertible notes payable, net	-	596,366
Derivative liability	-	653,026
Stock issuable	159,334	90,000
Due to officers	-	12,400
Total current liabilities	1,704,750	1,515,268

Convertible notes payable, net	1,909,714	150,000
Warrant liability	-	120,000
Total liabilities	3,614,464	1,785,268

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 ;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized,
34,843,441 and 29,335,774 shares issued and outstanding
as of January 31, 2013 and 2012, respectively	34,844	29,336
Prepaid consulting	(616,014)	-
Additional paid-in-capital	11,248,566	1,429,051
Accumulated deficit	(11,022,272)	(2,117,708)
Total Apollo Medical Holdings, Inc. stockholders' deficit	(354,876)	(659,321)
Non-controlling interest	(36,503)	238,101
Total stockholders' deficit	(391,379)	(421,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,223,085	$1,364,048

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012

	2013	2012

NET REVENUES	$7,776,131	$5,110,806
COST OF SERVICES	6,316,164	4,132,399
GROSS PROFIT	1,459,967	978,407

Operating expenses:
General and administrative	3,517,536	1,379,153
Depreciation and amortization	20,918	12,589
Total operating expenses	3,538,454	1,391,742

LOSS FROM OPERATIONS	(2,078,487)	(413,335)

Other (expense) income
Loss on change in fair value of derivative liabilities	(5,853,855)	-
Interest expense	(930,176)	(304,034)
Other (expense) income	(37,246)	2,842
Total other expenses	(6,821,277)	(301,192)

LOSS BEFORE INCOME TAXES	(8,899,764)	(714,527)

Provision for Income Tax	4,800	5,819

NET LOSS	$(8,904,564)	$(720,346)

Weighted-average shares of common stock outstanding - basic and diluted	32,469,999	29,078,925

Basic AND diluted Net loss per share	$(0.27)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012

								Non-
	Preferred Stock		Common Stock		Prepaid	Additional	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Consulting	paid-in capital	Deficit	Interest	Deficit
Balance at January 31, 2011	-	$-	27,635,774	$27,636	$-	$1,058,418	$(1,397,362)	$228,115	$(83,193)
Shares issued in connection with acquisitions of AHI and PCCM			1,350,000	1,350	-	278,650	-	-	280,000
Acquisition related non-controlling interest			-	-	-	-	-	164,276	164,276
Distributions to non-controlling interest shareholder			-	-	-	-	-	(154,290)	(154,290)
Issuance of stock for stock-based compensation			350,000	350	-	62,650	-	-	63,000
Issuance of stock options for stock-based compensation					-	29,333			29,333
Net Loss			-	-	-	-	(720,346)	-	(720,346)
Balance at January 31, 2012	-	-	29,335,774	29,336	-	1,429,051	(2,117,708)	238,101	(421,220)
Shares reconveyed in connection with termination of AHI transaction			(500,000)	(500)	-	500	-	-	-
Acquisition related non-controlling interest			-	-	-	-	-	113,096	113,096
Distributions to non-controlling interest shareholder			-	-	-	-	-	(400,000)	(400,000)
Reclassification of warrant and derivative liabilities			-	-	-	6,626,881	-	-	6,626,881
Issuance of warrants			-	-	-	510,642	-	-	510,642
Issuance of stock for stock-based compensation			5,932,667	5,933		1,955,837	-	12,300	1,974,070
Unvested stock-based compensation classified as prepaid			-	-	(616,014)	-	-	-	(616,014)
Issuance of stock options for stock-based compensation			-	-	-	709,980	-	-	709,980
Exercise of stock options			75,000	75		15,675			15,750
Net Loss							(8,904,564)		(8,904,564)
Balance at January 31, 2013	-	$-	34,843,441	$34,844	$(616,014)	$11,248,566	$(11,022,272)	$(36,503)	$(391,379)

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,904,564)	$(720,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,918	12,589
Bad debt expense	74,393	118,077
Issuance of shares for services	1,355,708	152,400
Non-cash stock option expense	706,020	29,333
Amortization of financing costs	89,162	37,500
Amortization of debt discount	670,697	804
Loss on change in fair value of warrant and derivative liabilites	5,853,855	120,000
Impairment loss		210,000
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(548,899)	(407,224)
Due to officers	(12,400)	14,953
Due from affiliates	5,504	(1,604)
Prepaid expenses and advances	(23,666)	(22,668)
Other assets	7,020	-
Accounts payable and accrued liabilities	764,208	70,731
Net cash provided by (used in) operating activities	57,956	(385,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(45,799)	(7,205)
Acquisition, net of cash acquired from consolidation of VIE	14,114	164,210
Net cash (used in) provided by investing activities	(31,685)	157,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	594,765	150,000
Proceeds from stock option exercise	15,750	-
Distributions to non-controlling interest shareholder	(400,000)	(154,290)
Proceeds from issuance of convertible notes payable	880,000	-
Debt issuance costs	(104,420)	-
Net cash provided by (used in) financing activities	986,095	(4,290)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,012,366	(232,740)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	164,361	397,101

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,176,727	$164,361

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$160,792	$129,000
Income Taxes paid	$9,763	$2,400
Non-Cash Financing Activities:
Shares issued in connection with acquisitions	$-	$280,000
Contingent consideration payable	$-	$367,500
Shares issuable for services	$159,334	$90,000
Shares and warrants issued in connection with promissory note financing costs	$198,935	$-
Warrants issued in connection with promissory notes	$387,349	$-
Warrants and derivative reclassified from liabilities to stockholders' deficit	$6,626,881	$-

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Apollo Medical Holdings, Inc. and its affiliated physician groups are a physician centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. As of April 30, 2013, ApolloMed’s physician network consisted of over 300 hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following wholly-owned subsidiary management companies, Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed ACO, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consists of ApolloMed Hospitalists (“AMH"), Los Angeles Lung Center (“LALC”) and Eli Hendel, M.D., Inc. (“Hendel”). AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice companies (“PPC”) under long-term management service agreements.

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

Going Concern

The Company's financial statements are prepared using United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company incurred the following for the year ended January 31, 2013:

Net operating loss	$2,078,487
Cash provided by operating activities	$57,956

As of January 31, 2013, the Company’s accumulated and stockholders’ deficit was as follows:

Accumulated deficit	$11,022,272
Stockholders' deficit	$391,379

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, the proceeds from the Senior Secured Note and the convertible notes which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”) (see Note 6) . The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15. The Company will use the net proceeds after issue costs of approximately $776,000 for working capital and general corporate purposes. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing. The Company intends to seek to raise additional capital through public or private equity financings, partnerships, joint ventures, disposition of assets, debt financings, bank borrowings or other sources of financing.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, Aligned Healthcare Group (“AHI”), ApolloMedACO, PCCM, and VMM as well as PPC’s managed under long-term management service agreements including AMH, LALC and Hendel. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPC’s, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PMC’s, except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

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

Concentrations

The Company had three major customers that contributed the following percentage of revenue during the years ended January 31:

	2013	2012

Customer A	8%	8%
Customer B	9%	17%
Customer C	22%	34%

Receivables from these customers amounted to the following percentage of total accounts receivable at January 31:

	2013	2012

Customer A	7%	4%
Customer B	5%	9%
Customer C	11%	14%

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

Cash and cash equivalents at January 31, 2013 include $427,678 in a brokerage money market account.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, and insurance companies, and amounts due from hospitals, and patients. Accounts receivable are recorded and stated at the amount expected to be collected

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We also regularly analyze the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis. The following amounts which are excluded from our accounts receivable, represent an estimate of uncollectible accounts at January 31:

	2013	2012

Allowance for doubtful accounts	$78,822	$42,576

Property and Equipment

Property and Equipment is recorded at cost and depreciated using the straight- line method over the estimated useful lives of the respective assets. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Computers and Software are depreciated over 3 years. Furniture and Fixtures are depreciated over 8 years. Machinery and Equipment are depreciated over 5 years. At January 31, property and equipment consisted of the following:

	2013	2012
Website	$4,568	$4,568
Computers	19,639	13,912
Software	171,626	155,039
Machinery and equipment	73,940	71,553
Furniture and fixtures	21,235	5,302
Leasehold improvements	13,362	8,198
	304,371	258,572
Less accumulated depreciation and amortization	(236,229)	(215,311)
	$68,142	$43,261

For the years ended January 31, depreciation and amortization expense was as follows:

	2013	2012
Depreciation and amortization expense	$20,918	$12,589

Deferred financing costs

Costs incurred to issue debt are deferred and amortized as interest expense using the effective interest method over the term of the related debt. Unamortized debt issue costs are written off at the time of prepayment.

Deferred financing costs are related to the placement of its Senior Secured and Convertible Notes Payable (see Notes 5 and 6) and consist of the following at January 31, 2013:

Debt issue costs	$342,632
Accumulated amortization	(89,377)
Net deferred financing costs	$253,255

Goodwill and Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The fair value is evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (fiscal year-end).

Indefinite-lived intangible assets are tested at least annually for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

The changes in the carrying amount of goodwill for the years ended January 31 are as follows:

	2013	2012
Goodwill - beginning of year	$32,000	$-
Goodwill acquired	1,200	32,000
Goodwill - end of year	$33,200	$32,000

Medical Malpractice Liability Insurance

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

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, directors and consultants, which is more fully described in Note 10. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right of repurchase feature that lapses based on performance of services in the future. The Company accounts for the unvested portion of the related stock-based compensation expense prepaid consulting. Prepaid consulting is amortized to stock-based compensation expense over the vesting period.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Reclassifications

Certain reclassifications have been made to the accompanying 2012 consolidated financial statements to conform them to the 2013 presentation.

Recently Adopted Accounting Pronouncements

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance . We do not expect the adoption of this revised GAAP to have a material effect on our financial position.

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

In October 2012 the FASB clarified the codification to correct the unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

In February 2013 the FASB amended Topic 220 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. We do not expect the adoption of this revised GAAP to have a material effect on our financial position, results of operations or cash flows.

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

Verdugo Medical Management, Inc.

On August 1, 2012, Apollo entered into a stock purchase agreement (the “VMM Purchase Agreement”) with Dr. Eli Hendel, the sole shareholder of Verdugo Medical Management, Inc. ("VMM"), a provider of management services pursuant to a management services agreement (the “VMM MSA”) with Eli Hendel M.D. Inc. (“Hendel”), a medical group specializing in pulmonary and critical care patient services, under which the Company will acquire all of the issued and outstanding shares of capital stock of VMM for $1,200. In addition, the Company’s subsidiary, ApolloMed ACO, entered into a consulting agreement with Dr. Hendel as chairman of its ACO advisory board in which Dr. Hendel received the right to acquire 1,200,000 shares of the Company’s restricted common stock for $0.001 per share. In the event the consulting agreement is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement, and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000 (see Note 14).

As August 1, 2012 VMM’S assets consisted solely of the VMM MSA with Hendel. The VMM MSA provides VMM with exclusive authority over all substantial non-medical decision-making related to the ongoing business operations of VMM. Based on the provisions of the VMM Purchase Agreement and MSA, we have determined that Hendel is a variable interest entity (VIE), and that we are the primary beneficiary because we have control over the operations of the VIE. Consequently, the Company consolidated the accounts of Hendel beginning August 1, 2012.

The following table summarizes the fair value of Hendel’s assets acquired and liabilities at the date of acquisition of VMM and consolidation of Hendel:

Purchase Price	$1,200
Fair value of net assets acquired and consolidation of Hendel:
Cash	15,314
Accounts receivable	113,881
Prepaid expenses	6,869
Accounts payable and accrued liabilities	(22,968)
Non-controlling interest	(113,096)
Goodwill	$1,200

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at January 31:

	2013	2012

Accounts payable	$394,915	$109,704
D&O insurance payable	-	11,444
Income taxes payable	1,087	4,219
Accrued interest	9,310	1,000
Accrued professional fees	45,316	27,500
Accrued compensation	500,023	9,609
	$950,651	$163,476

5. Notes Payable

Senior Secured Note

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”) an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provide for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and to be secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of the Company’s common stock, which was valued at $25,661 at the date of issuance.

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

Line of credit payable

The Company has a $100,000 revolving line of credit with a financial institution of which $94,765 was outstanding at January 31, 2013. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at January 31, 2013), interest only is payable monthly, and matures June 5, 2013. The line of credit is secured by substantially all assets of the Company’s subsidiary, Eli M. Hendel, Inc.

Interest expense related to the Notes Payable, including financing cost amortization, for the years ended January 31:

	2013	2012
Interest expense	$73,337	$-

6.   Convertible Notes Payable

The Company’s long-term debt consists of the following at January 31:

	January 31,	January 31,
	2013	2012

10% Senior Subordinated Convertible Notes due January 31, 2016	$1,250,000	$1,250,000
9% Senior Subordinated Convertible Notes due February 15, 2016	880,000	-
8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000
Less: debt discount	(370,286)	(653,826)
Total Convertible Notes	1,909,714	746,366
Less: Current Portion	-	596,366
Long Term Portion	$1,909,714	$150,000

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

On October 29, 2012, the Company amended the terms of the 10% Notes to extend the maturity to January 31, 2016, and to fix the conversion price of the 10% Notes at $0.11485 per share. The Company accounted for this amendment as a modification. As a result of fixing the conversion price, the Company determined that the conversion feature was indexed to the Company’s common stock, and should be equity classified. The fair value of the derivative liability immediately prior to the amendment was $5,605,703 determined using the Black-Scholes option pricing model with the following inputs: expected life 0.25 years; 80% stock price volatility; risk-free rate of 0.18% and no dividends. The fair value of the conversion right giving effect to the amendment was $5,818,149 using the Black-Scholes option pricing model with the following inputs: expected life 3.25 years; 80% stock price volatility; risk free rate of 0.37% and no dividends, and was reclassified from derivative liability to additional paid-in capital in the accompanying condensed consolidated balance sheet. The difference in the pre-amendment and post-amendment derivative fair values of $212,446 was recorded as a loss on modification and included in the accompanying condensed consolidated statement of operations. The Company paid placement fees to an agent in the form of warrants to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.50 per share and contractual life of 60 months; and 20,000 restricted shares of the Company’s common stock. The fair value of the warrants was $56,225 using the Black-Scholes option pricing model with the following model assumptions: expected life 60 months; 80% stock price volatility; risk-free interest rate of 0.37%, and no dividends during the expected term. The fair value of the restricted shares was $12,600. The total fair value of the warrants and restricted shares was $68,825 and was recorded as deferred financing costs and an increase to additional paid in capital. The deferred financing costs will be amortized to interest expense using the effective interest method through January 31, 2016.

The Company also amended the Warrants on October 29, 2012 to extend the expiration date to July 31, 2016 and to fix the Warrant’s exercise price at $0.11485 per share. At January 31, 2012 the Warrants were reclassified as warrant liabilities in accordance with ASC 815-40 as the Warrants did not meet the criteria to be indexed to the Company’s common stock and classified as equity. At the Warrant amendment date, the Company reassessed the classification of the Warrants as a result of fixing the conversion price, and determined that the amended Warrants met the criteria to be indexed to the Company’s common stock, and should be equity-classified. The Company determined that the fair of the Warrants immediately prior to the Warrant amendment was $785,135 using the Black-Scholes option pricing model inputs of: expected life 2.0 years; 80% stock price volatility; risk-free interest rate of 0.28%, and no dividends during the expected term. The fair value of the Warrants giving effect to the amendment was $808,732 was reclassified from warrant liability to additional paid-in capital in the accompanying consolidated balance sheet, and was determined using the Black-Scholes option pricing model inputs of: expected life 3.8 years; 80% stock price volatility; risk-free interest rate of 0.37%, and no dividends during the expected term. The difference between the pre-amendment and post-amendment Warrant fair values of $24,437 was recorded as a loss on modification and included in the accompanying consolidated statement of operations.

In addition, each $2.50 of 10% Note principal received one warrant to purchase one share of the Company’s common stock, or a total of 500,000 shares, for $0.45 per share (the “Amendment Warrants”). The fair value of the Amendment Warrants was $200,452 determined using the Black-Scholes option pricing model with the following inputs: expected life 3.8 years; 80% stock price volatility; risk-free interest rate of 0.37%, and no dividends during the expected term. The Company recorded this amount as additional debt discount and an increase to additional paid-in capital in the accompanying consolidated balance sheet, and will amortize the debt discount to interest expense using the effective interest method over the term of the amended 10% Notes.

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

9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016

On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”). The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $0.40 per share of Common Stock, subject to adjustment for stock splits, stock dividends and reverse stock splits. After 60 days prior notice, the Note is callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the Note is callable at a price of 105% of the Note’s par value, and if the ADVT is less than $100,000, the Note is callable at a price of 110% of the Note’s par value.

The holders of the 9% Notes received warrants to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.45 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to January 31, 2018. The fair value of the 9% Notes warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model as follows:

Fair value of 9% Notes warrants	$186,897

Exercise price	$0.45
Expected life (years)	5.00
Volatility	36.70%
Risk-free interest rate	0.70%
Dividends	0.00%

The Company incurred financing costs with a placement agent equal to 9% of the of the subscription price of the 9% Notes sold, out- of- pocket expenses, legal fees, and warrants to purchase 176,000 shares of the Company’s common at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits as follows:

Fees and expenses	$101,179

Fair value of placement agent warrants	$54,468

The fair value of the placement agent warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model as follows:

Exercise price	$0.40
Expected life (years)	5.00
Volatility	36.70%
Risk-free interest rate	0.70%
Dividends	0.00%

These amounts were recorded as deferred financing costs which will be amortized to interest expense using the effective interest method over the term of the 9% Notes.

Interest expense on the Convertible Notes, including amortization of related debt discount and financing costs for the years ended January 31 was as follows:

	2013	2012

Interest expense	$856,839	$304,034

Convertible notes maturing after one year consists of the following:

Year ending January 31,
2015	$-
2016	$1,400,000
2017	$880,000
2018	$-

7. Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Senior Secured Note and the Convertible Notes approximates fair value. The fair value of the warrant and derivative liability was estimated using the Black-Scholes option valuation model.   The Company did not have any assets or liabilities categorized as Level 1 or 2 as of January 31, 2013.

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended January 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative	Warrant	Total
Balance at January 31, 2011	$-	$-	$-
Additions	653,026	120,000	773,026
Exercises	-	-	-
Balance at January 31, 2012	653,026	120,000	773,026
Additions	-	-	-
Exercises	-	-	-
Reclassification (Note 6)	(5,818,149)	(808,732)	(6,626,881)
Adjustment resulting from change in fair value recognized in earnings	5,165,123	688,732	5,853,855
Balance at January 31, 2013	$-	$-	$-

8. Related Party Transactions

Due to officers represent amounts due in connection with acquisition of PCCM and reimbursement of certain expenses paid on behalf of the Company. These amounts are non- interest bearing, due on demand, and consist of the following at January 31:

	2013	2012

Due to officers	$-	$12,400

9. Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”)). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of January 31, 2013, the Company had federal and California tax net operating loss carryforwards of approximately $9,046,000 and $9,039,000, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2028 through 2032. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets as of January 31, 2013 and January 31, 2012 are shown below. A valuation allowance of $4,164,591 and $933,420 as of January 31, 2013 and 2012, respectively, has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Deferred tax assets (liabilities) consist of the following at January 31:

	2013	2012

NOL carry forward	$3,967,114	$849,591
Stock options - exercisable	741,971	81,775
Contribution carryforward	8,740	6,970
Warrant liability	-	51,408
State income taxes	544	1,247
Accrual to cash	(243,300)	(76,500)
State income taxes, deferred	(310,478)	(71,035)
Impairment loss	-	89,964
Other, net	-	-
Net Deferred Tax Assets	4,164,591	933,420
Valuation Allowance	(4,164,591)	(933,420)
	$-	$-

 The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the year ended January 31:

	2013	2012
Tax computed at the statutory rate (34%)	0.34%	0.34%
Stock options	(0.06)%	(0.01)%
Accrual to cash	-%	0.01%
Warrant liability	-%	(0.05)%
Impairment Loss	-%	(0.08)%
Non-cash stock compensation	-%	(0.06)%
Change in valuation	(0.28)%	(0.15)%
	-%	-%

As of January 31, 2013, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2010 through 2013. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

10. Stockholder’s Deficit

Equity Incentive Plan

On March 4, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan (the “2010 Plan”). The Plan provides for the granting of the following types of awards to persons who are employees, officers, consultants, advisors, or directors of our Company or any of its affiliates:

Under the 2010 Plan, the Company may issue a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, nonqualified stock options, restricted stock grants and stock appreciation rights.

Subject to the adjustment provisions of the 2010 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 5,000,000 shares of common stock may be issued under the 2010 Plan. Options granted under the 2010 Plan generally vest over a three-year period and generally expire ten years from the date of grant.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

On August 31, 2012 the Company’s Board of Directors amended the 2010 Plan, which allowed the Board to grant an additional 7,000,000 shares up to 12,000,000 shares of the Company’s common stock. The 2010 Plan awards include incentive stock option, non-qualified options, restricted common stock, and stock appreciation rights. As of January 31, 2013, approximately 267,000 shares are available for future grants under the 2010 Plan. The Company issues new shares to satisfy stock option and warrant exercises.

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

On September 15, 2012, the Company’s Board of Directors authorized the issuance of 3,350,000 shares of the Company’s common stock to certain employees and consultants as follows: (i)1,200,000 common shares purchased by Dr. Eli Hendel for $0.001 per share, pursuant to a consulting agreement dated August 1, 2012 in which if Dr. Hendel is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement (see Note 3), and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000, and the share purchase will be accounted for as prepaid consulting and amortized over the life of the agreement; (ii) 1,000,000 common shares purchased by Dr. Warren Hosseinion, the Company’s Chief Executive Officer, for $0.001 per share with a fair value of $420,000 and expensed at grant date; (iii) 700,000 common shares purchased by Mr. Kyle Francis, the Company’s Chief Financial Officer, for $0.001 per share with a fair value of $269,500 and expensed at grant date; (iv) 316,667 common shares purchased by certain employees and consultants for $0.001 per share with a fair value of $133,317 and expensed at grant date.

On October 15, 2012 the Company’s Board of Directors authorized the issuance of 100,000 shares of the Company’s common stock to SpaGus Capital Partners, LLC in connection with the amendment of the Company’s Senior Secured Promissory Note with a fair value of $50,000 (see Note 5).

On October 18, 2012 the Company’s Board of Directors authorized the issuance of 400,000 restricted shares of the Company’s common stock with a fair value of $168,000 to Mr. Mark Meyers, pursuant to Mr. Meyers’ appointment to the Company’s Board of Directors. On October 22, 2012 the Company’s Board of Directors authorized the issuance of 500,000 restricted shares of the Company’s common stock with a fair value of $210,000 to Mr. Creem pursuant to Mr. Creem’s appointment to the Company’s Board of Directors. Mr. Meyers and Mr. Creem’s restricted share grants each vest on a monthly basis over 36 months and will be accounted for as prepaid consulting and amortized over the life of their respective agreements.

On October 29, 2012 the Board of Directors authorized the issuance of 20,000 shares of the Company’s common stock with a fair value of $12,600 to the 10% Notes placement agent (see Note 6).

Option Issuances

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

On February 1, 2012 the Board of Directors approved the grant of 1,000,000 stock options to Mr. Ted Schreck in pursuant to Mr. Schreck’s agreement to join the Company’s Board as director. The options vest in three equal installments on each of February 1, 2012, 2013, and 2014 subject to Mr. Schreck’s continued role as a director. The options expire on the tenth anniversary of issuance. The fair value of the stock options of $120,000 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $0.15, an expected term of 10.0 years using the simplified method, interest rate of 1.97%, volatility of 80.0% and no dividends.

On September 15, 2012 the Company’s Board of Directors authorized the issuance of stock options to acquire 3,075,000 shares of the Company’s common stock to certain of the Company’s physicians and medical professionals. The options substantially vest in three equal installments on each September 15, 2012, July 31, 2013 and July 31, 2014, subject to the recipients continued role with the Company, and expire on the tenth anniversary of issuance. The fair value of the options was estimated to be $907,796 determined using the Black-Scholes option pricing model based on the following inputs: exercise price of $0.21, expected term of 3.7 years using the simplified method, interest rate of 0.42%, volatility of 80.0% and no dividends.

During the 4th quarter ended January 31, 2013 the Company’s Board of Directors authorized the issuance of 150,000 stock options to Mr. Mark Meyers pursuant to Mr. Meyer’s consulting agreement (Note 11). The options vest immediately and expire on the tenth anniversary of issuance.

The fair value of the stock options of $55,617 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs: exercise price of $0.21, an expected term of 6.0 years using the simplified method, interest rate of 0.70%, volatility of 36.7% and no dividends.

Stock option activity for the year ended January 31, 2013 is summarized below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Shares	Per Share	Remaining	Value
		Exercise	Life
		Price	(Years)
Balance, January 31, 2011	-	$-	-	$-
Granted	1,150,000	0.15	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, January 31, 2012	1,150,000	0.15	8.9	-
Granted	4,225,000	0.19	9.2	-
Exercised	(75,000)	0.21	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, January 31, 2013	5,300,000	$0.18	9.1	$-

Vested and expected to vest	2,733,336	$0.18	8.9	$-
Exercisable, January 31, 2013	2,733,336	$0.18	8.9	$-

The total intrinsic value of stock options exercised during the year ended January 31, 2013 was $15,750.

ApolloMed ACO 2012 Equity Incentive Plan

On October 18, 2012 ApolloMed ACO’s Board of Directors adopted the ApolloMed Accountable Care Organization, Inc. 2012 Equity Incentive Plan (the “ACO Plan”) and reserved 9,000,000 shares of ApolloMed ACO’s common stock for issuance thereunder. The purposes of the ACO Plan are to encourage selected employees, directors, consultants and advisers to improve operations and increase the profitability of ApolloMed ACO and encourage selected employees, directors, consultants and advisers to accept or continue employment or association with ApolloMed ACO.

Awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

In the 4th quarter ended January 31, 2013, ApolloMed ACO issued restricted common stock under the ACO Plan totaling 3,690,000 shares to participating physicians. One-third of the total share grant, or 1,230,000 shares, vested upon grant and the remainder is subject to the ACO Plan vesting schedule. ApolloMed ACO’s Board of Directors determined the fair value of the shares at grant date was $0.01 per share.

The following table summarizes the restricted stock award in the ACO Plan during the year ended January 31, 2013:

		Weighted	Aggregate	Weighted
		Average	Intrinsic	Average
	Shares	Remaining	Value	Fair Value
Life
(Years)

Balance, January 31, 2012	-	-	$-	$-
Granted	3,690,000	1.9	36,900	0.01
Released	-
Balance, January 31, 2013	3,690,000	1.9	$36,900	$0.01

Stock-based compensation expense related to restricted stock and option awards is recognized over their respective vesting periods, and is as follows for the year ended January 31:

	2013	2012
Stock-based compensation expense:
Cost of services	$550,710	$29,333
General and administrative	1,511,017	152,400
	$2,061,728	$181,733

As of January 31, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our 2010, 2012 and ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

		Weighted
	Unrecognized	Average
	Compensation	Remaining
	Cost	Life
		(Years)

Common stock options	$521,611	0.9

ACO Plan restricted stock	$24,600	1.9

Warrants

Warrants consisted of the following:

	Aggregate	Number of
	intrinsic value	warrants
Outstanding at January 31, 2011	$-	1,655,333
Lapsed	-	(155,333)
Outstanding at January 31, 2012	-	1,500,000
Granted	-	2,936,000
Exercised	-	-
Cancelled	-	(1,500,000)
Outstanding at January 31, 2013	$-	2,936,000

	Warrants	Weighted	Warrants	Weighted
	outstanding	average	exercisable	average
Exercise Price		remaining		exercise price
		contractual life
$0.11485	1,250,000	3.76	1,250,000	$0.11485
$0.11485	250,000	3.76	250,000	$0.11485
$0.45000	500,000	3.76	500,000	$0.45000
$0.50000	100,000	5.00	100,000	$0.50000
$0.45000	660,000	5.00	660,000	$0.45000
$0.40000	176,000	5.00	176,000	$0.40000
	2,936,000	4.15	2,936,000	$0.27748

In conjunction with the completion of the private placement on October 16, 2009, the Company issued a total of 1,500,000 warrants (“Warrants”). Of this amount, 1,250,000 warrants were issued to the holders of the Convertible Notes and 250,000 warrants were granted to the placement agent. The warrants are exercisable into shares of Common Stock at an exercise price of $0.11485. The warrants had a five-year term and expire on October 31, 2014. On October 29, 2012 the Company, in connection with amendment of its 10% Senior Subordinated Convertible Notes amended the Warrants in which the exercise price was fixed at $0.11485 per share and in which the term was extended to July 31, 2016. In addition, the Company issued to the 10% Note holders warrants to acquire 500,000 shares of the Company’s common stock at $0.45 per share, which have a term that extends to July 31, 2016. The Company issued to the placement agent in the 10% Notes amendment warrants to acquire 100,000 shares of the Company’s common stock at $0.50 per share (see Note 6).

In connection with the placement of the 9% Notes (see Note 6), the holders of the 9% Notes received warrants to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.45 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and the placement agent warrants to purchase 176,000 shares of the Company’s common at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits, and which are exercisable at any date prior to January 31, 2018. The fair value of the 9% Notes warrants was as follows:

Fair value of 9% Notes warrants	$186,897

Fair value of placement agent warrants	$54,468

Authorized stock

At January 31, 2013 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 10% Senior Subordinated Callable Convertible Notes, the 8% Senior Subordinated Convertible Promissory Notes, the 9% Senior Subordinated Callable Notes, he exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s stock option grants. The amount of shares of common stock reserved for these purposes is as follows at January 31, 2013:

Common stock issued and outstanding	34,843,441
Conversion of 10% Notes	10,883,761
Conversion of 8% Notes	600,000
Conversion of 9% Notes	2,200,000
Warrants	2,936,000
Stock options outstanding	5,300,000
56,763,202

11. Commitments and Contingencies

Lease commitments

The Company leases its office facilities under non-cancelable operating leases, certain of which contain renewal options. Future minimum rental payments required under the operating leases as follows:

Year ending January 31,

2014	$139,994
2015	114,416
2016	91,546
2017	94,294
2018	-

$440,251

Rent expense recorded for years ended January 31 was as follows:

	2013	2012

Rent expense	$97,402	$42,874

Consulting and employment agreements

On August 16, 2012, the Company entered into a consulting agreement with Kaneohe Advisors LLC, an entity wholly-owned and controlled by Mr. Kyle Francis, to serve as the Company’s Executive Vice President, Business Development and Chief Financial Officer. The term of the agreement is on a month-to-month basis, and provided for Mr. Francis to receive $11,900 per month and the right to purchase 700,000 shares of the Company’s common stock at $0.001 (see Note 10), and can be terminated by either party at any time.

On March 1, 2013, the Company entered into a direct employment agreement with Mr. Francis, which provides for salary of $225,000 per annum, reimbursement of up to $1,200 per month in health insurance expenses, additional performance-based stock and cash compensation to be determined by the Company’s board of directors, and participation in employee benefits offered to other employees of the Company. If Mr. Francis is terminated for any reason other than gross negligence or misconduct prior to the first anniversary date of employment, Mr. Francis will be entitled to the remaining unpaid portion of his annual salary and health insurance expense reimbursement.

On October 8, 2012 the Company entered into a consulting agreement with Mr. Mark Meyers to perform services as the Company’s Chief of Strategy and Business Development, in which Mr. Meyers will receive $10,000 per month, the right to receive options to acquire 50,000 shares per month of the Company’s common stock with an exercise price of $0.21 per share, and be eligible for performance-based compensation as determined by the Company’s Board of Directors. Mr. Meyers has the option to convert all or a portion of the cash compensation to equity at a conversion price equal to a discount of 30% from the trailing 90 day average of the closing price of the Company’s common stock. The agreement is terminable by either party without cause upon providing 90 days’ notice.

Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations.

Legal

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

Liability Insurance

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

Although we currently maintain liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to us in future years at acceptable costs, and on favorable terms.

11. Quarterly Results of Operations (UNAUDITED)

Following is a summary of our quarterly results of operations for the years ended January 31, 2013 and 2012.

	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011	July 31, 2011	April 30, 2011

Revenues	$2,529,683	$1,965,153	$1,649,451	$1,631,844	$1,545,440	$1,431,965	$1,093,708	$1,039,693

(Loss) income from operations	(525,083)	(1,437,225)	(63,026)	(53,153)	(268,754)	126,202	(83,339)	(187,444)

Loss on change in fair value of derivative liabilities	-	(3,063,144)	(2,914,549)	123,838	-	-	-	-

Interest expense	(259,995)	(221,239)	(224,906)	(224,036)	(154,060)	(68,047)	(40,978)	(40,949)

Other (expense) income	(37,903)	207	455	(5)	247	49	1,483	1,063

(Loss) income before income taxes	(822,981)	(4,721,401)	(3,202,026)	(153,356)	(422,567)	58,204	(122,834)	(227,330)

Provision for income taxes	-	-	800	4,000	4,219	-	-	1,600

Net (loss) income	$(822,981)	$(4,721,401)	$(3,202,826)	$(157,356)	$(426,786)	$58,204	$(122,834)	$(228,930)

Per share data:

Weighted Average Shares - Basic and Diluted	34,808,001	33,440,542	31,015,904	29,965,878	29,335,774	29,331,970	28,985,774	28,648,134

Basic and Diluted Loss per share (1)	$(0.02)	$(0.15)	$(0.10)	$(0.01)	$(0.01)	$0.00	$(0.00)	$(0.01)

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year

12. Valuation and Qualifying Accounts

	2013	2012
Allowance for doubtful accounts:

Balance - beginning of year	$42,576	$34,746

Charged to operations	74,393	118,077

Write-off of accounts receivable	(38,147)	(110,247)

Balance - end of year	$78,822	$42,576

