Form 10-Q
period 2013-04-30
Apollo Medical Holdings, Inc.
filed 2013-06-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-25809

APOLLO MEDICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8046599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

700 N. Brand Blvd., Suite 220

Glendale, California 91203

(Address of principal executive offices)

(818) 396-8050

Issuer’s telephone number:

(Former Address: 700 N. Brand Blvd., Suite 450 Glendale, CA 91203)

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

As of June 13, 2013, there were 34,843,441 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements – Unaudited
	Balance Sheet As of April 30, 2013 and January 31, 2013	3
	Statements of Operations For the Three months ended April 30, 2013 and 2012	4
	Statements of Cash Flows For the Three months ended April 30, 2013 and 2012	5
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Control and Procedures.	19

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Mine Safety Disclosure	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2013	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,575,500	$1,176,727
Accounts receivable, net	1,320,087	1,582,505
Due from affiliates	-	5,648
Prepaid expenses	85,200	72,628
Deferred financing costs, current	67,113	34,614
Total current assets	3,047,900	2,872,122

Deferred financing costs, non-current	211,375	218,640
Property and equipment, net	64,689	68,142
Goodwill	33,200	33,200
Other assets	30,981	30,981
TOTAL ASSETS	$3,388,145	$3,223,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$863,782	$950,651
Notes payable	594,745	594,765
Stock issuable	828,709	159,334
Total current liabilities	2,287,236	1,704,750

Convertible notes payable, net	2,035,828	1,909,714
Total liabilities	4,323,064	3,614,464

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 34,843,441 shares issued and outstanding as of April 30, 2013 and January 31, 2013, respectively	34,844	34,844
Prepaid consulting	(554,050)	(616,014)
Additional paid-in-capital	11,489,102	11,248,566
Accumulated deficit	(11,871,387)	(11,022,272)
Total	(901,491)	(354,876)
Non-controlling interest	(33,428)	(36,503)
Total stockholders' deficit	(934,919)	(391,379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,388,145	$3,223,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,
	2013	2012

NET REVENUES	$2,446,566	$1,631,844
COST OF SERVICES	1,860,493	1,328,659
GROSS PROFIT	586,073	303,185

Operating expenses:
General and administrative	1,291,393	351,547
Depreciation	6,652	4,791

Total operating expenses	1,298,045	356,338

LOSS FROM OPERATIONS	(711,972)	(53,153)

Other income (expense)
Gain on change in fair value of derivative liabilities	-	123,838
Interest expense	(127,493)	(224,036)
Other expense	(246)	(5)

Total other expenses	(127,739)	(100,203)

LOSS BEFORE INCOME TAXES	(839,711)	(153,356)

Provision for Income Tax	9,404	4,000

NET LOSS	$(849,115)	$(157,356)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	34,843,441	29,965,878

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended April 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(849,115)	$(157,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,652	4,791
Issuance of shares for services	393,339	42,880
Non-cash stock option expense	229,887	61,254
Amortization of financing costs	30,766	21,210
Amortization of debt discount	32,839	163,458
Gain on change in fair value of warrant and derivative liabilites	-	(123,838)
Changes in assets and liabilities:
Accounts receivable	262,418	(152,404)
Due to officers	-	6,064
Due from affiliates	5,648	(2,425)
Prepaid expenses and advances	(12,572)	(8,963)
Other assets	(21)	(1,450)
Accounts payable and accrued liabilities	(86,869)	15,619
Net cash provided by (used in) operating activities	12,972	(131,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(3,199)	(9,270)
Net cash used in investing activities	(3,199)	(9,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	270,000
Distributions to non-controlling interest shareholder	-	(100,000)
Proceeds from subscribed common stock	300,000	-
Proceeds from issuance of convertible notes payable	100,000	-
Debt issuance costs	(11,000)	-
Net cash provided by financing activities	389,000	170,000

NET INCREASE IN CASH & CASH EQUIVALENTS	398,773	29,570

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,176,727	164,361

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,575,500	$193,931

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$18,062	$15,000
Income Taxes paid	$9,404	$8,240
Non-Cash Financing Activities
Shares issuable and issued for note payable financing fees	$45,000	$25,661
Warrants issued in connection with convertible note issuance	$6,724	$-
Shares issued for prepaid director services	$-	$47,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       Description of Business

Apollo Medical Holdings, Inc. and its affiliated physician groups are a physician centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. As of April 30, 2013, ApolloMed’s physician network consisted of over 300 hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following wholly-owned subsidiary management companies: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed ACO, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consists of ApolloMed Hospitalists (“AMH"), Los Angeles Lung Center (“LALC”), and Eli Hendel, M.D., Inc. (“Hendel”.) AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice companies (“PPC”) under long-term management service agreements. ApolloMedACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Consolidation of Maverick Medical Group, Inc.

On February 1, 2013 AMM entered into a management services agreement with Maverick Medical Group, Inc. (“MMG”), a newly formed independent practice association (“IPA”). Prior to February 1, 2013 MMG had no business operations. Under the MMG management services agreement (“MSA”), AMM has exclusive authority and will perform all non-medical management and administrative services related to the ongoing business operations of MMG. In addition, AMM has agreed to provide working capital to MMG to fund its initial operations. The MSA has an initial term of 20 years and is not terminable by either party except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo. AMM is the primary beneficiary of MMG under the MSA, and consolidated the financial statements of MMG from the date of execution of the management agreement.

Going Concern

The Company's financial statements are prepared using United States generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company incurred the following net operating loss and cash from operating activities for the three months ended April 30, 2013:

Net operating loss	$711,972
Cash provided by operating activities	$12,972

As of April 30, 2013 the Company’s accumulated and stockholders’ deficit was as follows:

Accumulated deficit	$11,871,387
Stockholders' deficit	$934,919

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”) and through April 30, 2013 had raised an aggregate of $980,000 in gross proceeds (see Note 5). In March, 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and has raised approximately $300,000 during the three months ended April 30, 2013 (see Note 6). The Company intends to use the net proceeds after issue costs from the 9% Notes and the Equity Offering for working capital and general corporate purposes.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

2.   Summary of Significant Accounting Policies

Accounting Principles

These condensed consolidated statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on May 1, 2013.

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

The Company through its subsidiary, ApolloMed ACO, participates in the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated by CMS on cost savings generated by the ACO participant based on a trailing 24 month medical service history. The MSSP is a newly formed program with no history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined CMS, and are not considered earned and therefore are not recognized as revenue until cash payments from CMS are received. For the three months ended April 30, 2013, the Company recorded no revenue related to the MSSP.

Concentrations

The Company had three major customers that contributed 26%, 10% , and 10% of accounts receivable, respectively, as of April 30, 2013, and 18%, 18%, and 17% of net revenues, respectively, for the three months ended April 30, 2013. The Company had three major customers during the three month period ended April 30, 2012 which contributed 26%, 10% and 9% of net revenues, respectively,

Fair Value of Financial Instruments

Our accounting for Fair Value Measurement and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Non-controlling Interest

The non-controlling interest recorded in our consolidated financial statements represents the pre-acquisition equity of those PPC’s in which we have determined that we have a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities. The nature of these contracts provide us with a monthly management fee to provide the services described above, and as such, the only adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or withdrawals by the non-controlling parties.

Activity within non-controlling interest for the three months ended April 30, 2013 consisted of the following:

Balance as of January 31, 2013	$(36,503)
Stock-based compensation	3,075
Balance as of April 30, 2013	$(33,428)

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	April 30, 2013	April 30, 2012
Incremental shares assumed issued on exercise of in the money options	3,573,055	-
Incremental shares assumed issued on exercise of in the money warrants	1,403,721	268,500
	4,976,776	268,500

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Reclassifications

Certain reclassifications have been made to the accompanying fiscal year 2013 consolidated financial statements to conform them to the fiscal year 2014 presentation.

2.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 30,	January 31,
	2013	2013

Accounts payable	$342,232	$394,915
D&O insurance payable	5,472	-
Income taxes payable	287	1,087
Accrued interest	54,975	9,310
Accrued professional fees	78,799	45,316
Accrued compensation	382,018	500,023
	$863,782	$950,651

3. Notes Payable

Senior Secured Note

The terms of the amended $500,000 Senior Secured Note provide for borrowings to bear interest at 8.0 % per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013 and October 15, 2013. The amended Note will mature on October 15, 2013, and may be prepaid at any time prior to September 29, 2013. At April 30, 2013 the Company has accrued an additional 100,000 restricted shares of the Company’s common stock with a fair value of $45,000 to SpaGus required under the terms of the amended Note if principal and or accrued interest was outstanding on April 15, 2013. The Company accounted for this amendment as a modification and amendment financing costs will be amortized to interest expense over the life of the amended Note using the effective interest method.

Line of credit payable

The Company has a $100,000 revolving line of credit with a financial institution of which $94,745 was outstanding at April 30, 2013. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at April 30, 2013), interest only is payable monthly, and matures June 5, 2013. The line of credit is secured by substantially all assets of the Company’s subsidiary, Eli M. Hendel, Inc.

4.   Convertible Notes Payable

	April 30,	January 31,
	2013	2013

10% Senior Subordinated Convertible Notes due January 31, 2016, net of debt discount of $166,685 (April 30, 2013) and $183,389 (January 31, 2013)	$1,083,315	$1,066,611

9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $177,486 (April 30, 2013) and $186,897 (January 31, 2013)	802,513	693,103

8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000

Total Convertible Notes	2,035,828	1,909,714
Less: Current Portion	-	-
Long Term Portion	$2,035,828	$1,909,714

10% Senior Subordinated Callable Convertible Notes due January 31, 2016

The $1,250,000 10% Senior Subordinated Callable Convertible Notes (the “10% Notes”) bear interest at a rate of 10% annually, payable semi- annually on January 31 and July 31. The 10% Notes rank senior to all other unsecured debt of the Company, have a fixed conversion price of $0.11485 per share, and are convertible at any time prior to maturity, January 31, 2016.

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

The $150,000 8% Senior Subordinated Promissory Convertible Notes bear interest at a rate of 8% annually, payable semi -annually on December 31 and June 30. The Notes mature and become due and payable on February 1, 2015 and rank senior to all other subordinated debt of the Company. The 8% Notes are convertible any time prior to February 1, 2015 at an initial conversion price of $0.25 per share of the Company’s common stock. The Company may require the holders of the 8% Notes to convert to common stock at the then applicable conversion rate at any time after June 30, 2013 if: i) our 10% Notes have been fully repaid or converted and ii) the closing price of our common stock has exceeded 150% of the then applicable Conversion Price for no less than 30 consecutive trading days prior to giving notice. At any time on or after June 30, 2014, the Company may, at its sole option, redeem all of the Notes at a redemption price in cash equal to 108% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest up to, but excluding, the redemption rate.

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

During the three months ended April 30, 2013 the Company issued additional units of the 9% Notes for aggregate proceeds of $100,000, and warrants to purchase the Company’s common stock aggregating 75,000 shares at an exercise price of $0.40 per share.

The fair value of the warrants of $6,724 was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model as follows:

Exercise Price	$0.40
Expected Term (in years)	5.0
Volatility	36.7%
Dividend rate	0.0%
Interest rate	0.7%

This amount was recorded as additional debt discount which will be amortized to interest expense using the effective interest method over the term of the 9% Notes.

 5. Income Taxes

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

6.  Stockholders’ Deficit

Common Stock Placement

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and during the three months ended April 30, 2013 the Company has received proceeds of $300,000 which are being held in escrow pending a closing anticipated to take place on or around July 31, 2013. No shares have been issued in connection therewith at April 30, 2013.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 12,000,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of April 30, 2013, there were no shares available for future grants under the 2010 Plan, and no further shares will be issued under the 2010 Plan.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock will be reserved for issuance thereunder. The Company received approval of the 2013 Plan Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of April 30, 2013 there were 3,810,333 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

On April 30, 2013 the Company’s Board of Directors authorized the issuance of 300,000 shares of common stock to Kanehoe Advisors for consulting services, 300,000 shares of common stock to Gary Augusta for consulting services, and 100,000 shares of common stock for other professional services during the three months ended April 30, 2013. The 700,000 shares authorized had an aggregate cost of $315,000 and were recorded as stock-based compensation expense based on the fair values of the shares at the commitment dates. These shares were not issued as of April 30, 2013, and were recorded as a liability at April 30, 2013.

Option Issuances

During the three months ended April 30, 2013 the Company’s Board of Directors authorized the issuance of options for 150,000 shares of common stock with an exercise price of $0.21 per share to Mark Meyers pursuant to Mr. Meyer’s consulting agreement. The options vest immediately and expire on the tenth anniversary of issuance. The fair value of the 150,000 stock options of $55,774 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (years)	3.0
Volatility	17.4%
Dividends	0.0%
Interest rate	0.82%

In addition, during the three months ended April 30, 2013 , the Company issued awards of options for 382,000 shares of the Company’s common stock at an exercise price equal to the 30 day trailing volume-weighted average share price (“VWAP”) of the Company’s common stock from the date of grant. The options generally vest on a monthly basis over a 36 month period, and expire on the tenth anniversary of issuance. The aggregate fair value of the stock options of $94,162 was determined using the Black-Scholes option pricing model. The fair values of each option grant were estimated on the date of grant using the Black-Scholes option pricing model inputs. No options were issued during the three months ended April 30, 2012.

The weighted-average inputs for the three months ended April 30, 2013 were as follows:

Exercise Price	$0.41
Expected Term (in years)	$4.59
Volatility	26.0%
Dividend rate	0.0%
Interest rate	0.5%

Stock option activity for the three months ended April 30, 2013 is summarized below:

		Weighted	Weighted
		Average	Average
		Per Share	Remaining	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value
Balance, January 31, 2013	5,300,000	$0.18	9.1	$-
Granted	532,000	0.37	9.7	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, April 30, 2013	5,832,000	$0.20	9.1	$-

Vested and exercisable - April 30, 2013	3,398,419	$0.20	8.9	$-

Stock-based compensation expense related to restricted stock and option awards is recognized over their respective vesting periods, and is as follows for the three months ended April 30:

	2013	2012
Stock-based compensation expense:
Cost of services	$147,895	$61,254
General and administrative	475,331	42,880
	$623,226	$104,134

ApolloMed ACO 2012 Equity Incentive Plan

On October 18, 2012 ApolloMed ACO’s Board of Directors adopted the ApolloMed Accountable Care Organization, Inc. 2012 Equity Incentive Plan (the “ACO Plan”) and reserved 9,000,000 shares of ApolloMed ACO’s common stock for issuance thereunder. The purpose of the ACO Plan is to encourage selected employees, directors, consultants and advisers to improve operations and increase the profitability of ApolloMed ACO and encourage selected employees, directors, consultants and advisers to accept or continue employment or association with ApolloMed ACO. No shares were issued under the ACO Plan for the three months ended April 30, 2013.

Awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of April 30, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Life (Years)

Common stock options	$326,128	0.8

ACO Plan restricted stock	$21,525	1.8

Warrants

Warrants consisted of the following as of and for the three months ended April 30, 2013:

	Aggregate	Number of
	intrinsic value	warrants
Outstanding at January 31, 2013	$-	2,936,000
Granted	-	75,000
Exercised	-	-
Cancelled	-	-
Outstanding at April 30, 2013	$-	3,011,000

		Weighted
		average		Weighted
	Warrants	remaining	Warrants	average
Exercise Price	outstanding	contractual life	exercisable	exercise price
$0.11485	1,250,000	3.25	1,250,000	$0.1149
$0.11485	250,000	3.25	250,000	$0.1149
$0.45000	500,000	3.25	500,000	$0.4500
$0.50000	100,000	4.50	100,000	$0.5000
$0.45000	735,000	4.76	735,000	$0.4500
$0.40000	176,000	4.76	176,000	$0.4000
	3,011,000	3.75	3,011,000	$0.2818

Authorized stock

At April 30, 2013 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 10% Senior Subordinated Callable Convertible Notes, the 8% Senior Subordinated Convertible Promissory Notes, the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at April 30, 2013:

Common stock issued and outstanding	34,843,441
Conversion of 10% Notes	10,883,761
Conversion of 8% Notes	600,000
Conversion of 9% Notes	2,006,283
Warrants outstanding	3,011,000
Stock options outstanding	5,832,000
Shares issuable under 2013 Equity Incentive Plan	3,810,333
60,986,818

7. Commitments and Contingencies

Directors Agreement

On May 22, 2013, the Company’s Board of Directors elected David Schmidt as an independent member of the Board, and entered into a Directors Agreement. The agreement provides in part for Mr. Schmidt to receive options to acquire 400,000 shares of the Company’ s common stock at an exercise equal to the trailing 30 day volume-weighted average share price of the date of grant pursuant to the terms of the Company’s 2013 Plan. The options will vest evenly on monthly basis over a 36 month period from date of grant.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Securities and Exchange Commission ( SEC) on May 1, 2013.

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

ApolloMed was incorporated in California in 2001, beginning operations at Glendale Memorial Hospital as a hospital based physician group. The Company was organized around the admission and care of patients at inpatient facilities such as a hospital. We have successfully grown our inpatient strategy in a competitive market by providing high quality care for our patients and innovative solutions for our hospital and managed care clients by focusing on improving the inefficiencies associated with inpatient care, reducing readmissions and improving outcomes through better care coordination. Currently, we provide inpatient services at over 28 hospitals and long-term acute care facilities in Los Angeles and Central California where we have contracted with over 50 hospitals, IPAs and health plans to provide a range of inpatient services including hospitalist, intensivist, physician advisor and consulting services.

In 2012, the Company formed an Accountable Care Organization (“ACO”), ApolloMed ACO, to participate in CMS’ Medicare Shared Savings Program. The ACO program is designed to work together with payors by aligning provider incentives. This alignment of provider incentives is intended to improve quality and medical outcomes for patients across the ACO and achieve cost savings for Medicare. We believe ApolloMed ACO is unique in that it leverages our best in class inpatient and outpatient capabilities.

Recent Developments

On February 1, 2013 Apollo Medical Management (“AMM”)entered into a management services agreement with Maverick Medical Group, Inc. (“MMG”), a newly formed independent practice association (“IPA”). MMG will serve Medicare, Dual Eligible, Commercial and Medi-Cal patients residing in the greater Los Angeles area. MMG will operate under full and professional risk contracts with health plans through its network of over 150 Primary Care Physicians and Specialist physicians. Prior to February 1, 2013 MMG had no business operations. Under the MMG management services agreement (“MSA”), AMM has exclusive authority and will perform all non-medical management and administrative services related to the ongoing business operations of MMG. In addition, AMM has agreed to provide working capital to MMG to fund its initial operations. The MSA has an initial term of 20 years and is not terminable by either party except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo. AMM is the primary beneficiary of MMG under the MSA, and consolidates the financial statements of MMG from the date of execution of the management agreement.

MMG and ApolloMed ACO are newly formed entities with no revenues, and will require working capital to fund their operations, which may be substantial. There can be no assurance that the Company will have adequate capital to fund the operations of MMG and ApolloMed ACO, or that they will generate sufficient cash flow in the future to fund their operations.

Results of Operations

The Company’s results of operations were as follows for the three months ended April 30:

	2013	2012	Change	Percentage change

NET REVENUES	$2,446,566	$1,631,844	$814,722	49.9%
COST OF SERVICES	1,860,493	1,328,659	531,834	40.0%
GROSS PROFIT	586,073	303,185	282,888	93.3%

Operating expenses:
General and administrative	1,291,393	351,547	939,846	267.3%
Depreciation	6,652	4,791	1,861	38.8%
Total operating expenses	1,298,045	356,338	941,707	264.3%

LOSS FROM OPERATIONS	$(711,972)	$(53,153)	$(658,819)	1239.5%

The following table sets forth consolidated statements of operations stated as a percentage of net revenue:

	% of Net Revenues
	2013	2012

NET REVENUES	100.0%	100.0%
COST OF SERVICES	76.0%	81.4%
GROSS PROFIT	24.0%	18.6%

Operating expenses:
General and administrative	52.8%	21.5%
Depreciation	0.3%	0.3%
Total operating expenses	53.1%	21.8%

LOSS FROM OPERATIONS	-29.1%	-3.3%

Three months ended April 30, 2013 compared to three months ended April 30, 2012

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$630,387	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
$184,335	Acquisition of VMM in August 2012.

Cost of services are comprised primarily of physician compensation and related expenses. The increase was attributable to:

$(375,975)	Increase in physician costs attributable to new physicians hired to support new contracts.
$(41,821)	Increase in physician stock-based compensation.
$(101,083)	Acquisition of VMM in August 2012.
$(12,955)	Increase in other physician costs due to physician increase.

Cost of services as percentage of net revenues decreased principally due to the inclusion of VMM in the Company’s results of operations for the three months ended April 30, 2013.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The Company is also funding initiatives associated with establishment of ApolloMed ACO, an Accountable Care Organization, and Maverick Medical Group, Inc. (“MMG”), a newly formed independent practice association (“IPA”) that intends to operate as primary and specialist care association. Neither ApolloMed ACO nor MMG had revenue for the three months ended April 30, 2013. The increase in general and administrative expenses was attributable to:

$(477,271)	Increase in stock-based compensation to employees, directors and consultants.
$(66,946)	Increase in legal and professional fees to support the continuing growth of our operations.
$(178,675)	Increase in personnel, services and related expenses related to the ACO and Maverick Medical initiatives.
$(94,520)	Increase in administrative personnel and facilities costs to support growth in the business.
$(122,434)	Increase in operating expenses due to the acquisition of VMM in August 2012.

Loss from operations increased primarily due to increase in stock- based compensation and the increase in spending associated with the ACO and IPA initiatives.

	2013	2012	Change
Gain on change in fair value of derivative liabilities	$-	$123,838	$(123,838)

The decrease in gain on change in fair value of warrant and derivative liabilities reflects the change in the fair value of the Company’s warrant and derivative liabilities for the three months ended April 30, 2012. The Company did not have warrant or derivative liabilities as of January 31, 2013 and April 30, 2013.

	2013	2012	Change
Interest expense	$127,493	$224,036	$(96,543)

Interest expense decreased due to discount amortization as a result of the bifurcation of the warrant and derivative liabilities in 2012 that resulted in additional debt discount and additional discount amortization for the three months ended April 30, 2012 (approximately $130,000), partially offset by higher interest expense as a result of higher borrowings under Notes Payable and the 9% Convertible Notes.

	2013	2012	Change
Net loss	$849,115	$157,356	$691,759

Net loss increased primarily due to increase in non-cash stock compensation and the increase in spending in the ACO and IPA initiatives.

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011

Net revenues for the three months ended April 30, 2012 of $1,631,844 increased $592,151, or 57 percent, over net revenues of $1,039,693 reported for the three months ended April 30, 2011 due to the Company’s acquisitions and growth of fee for service revenues attributable to new hospital contracts, and expansion of services with existing medical group clients at new hospitals. Net revenues are comprised of  net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements.

Cost of services includes the payroll and consulting costs of the physicians, all payroll related costs, costs for all medical malpractice insurance and physician privileges. Cost of services was $1,328,659 for the three months ended April 30, 2012, or 84% of revenues, compared to $947,849 for the three months ended April 30, 2011, or 91% of revenues. The increase of $381,170 is attributable to $239,299 increase in physician costs attributable to new physicians hired to support new contracts, $36,441 increase in non-cash stock compensation, $33,402 increase related to the acquisition of PCCM and consolidation of LALC, and $72,028 in other cost related to supporting growth in new contracts and expansion of services.

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

Liquidity and Capital Resources

At April 30, 2013, the Company had cash and cash equivalents of $1,575,500 compared to cash and cash equivalents of  $1,176,727 at January 31, 2013. The Company has borrowings totaling $594,745 that mature within one year and $ 2,035,828 in long-term borrowings at April 30, 2013.

The Company incurred the following net operating loss and cash from operating activities for the three months ended April 30, 2013:

Net operating loss	$711,972
Cash provided by operating activities	$12,972

As of April 30, 2013 the Company’s accumulated and stockholders’ deficit was as follows:

Accumulated deficit	$11,871,387
Stockholders' deficit	$934,919

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities, which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”) through April 30, 2013 had raised an aggregate of $980,000 in gross proceeds. In March, 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and has raised approximately $300,000 during the three months ended April 30, 2013.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Three months ended April 30, 2013

For the three months ended April 30, 2013, cash provided by operations was $12,972. This was substantially the result of net losses of $849,115 offset by cash provided by non-cash expenses of $693,483 and change in working capital of $168,604 . Non-cash expenses primarily include depreciation expense, issuance of shares of common stock for services, stock option compensation expense, amortization of financing costs, and amortization of debt discount.

Cash provided by working capital was due to:

Decrease in Accounts receivable	$262,418
Decrease in Due from affiliates	$5,648

Cash used by working capital was due to:

Decrease in Accounts payable and accrued liabilities	$(86,869)
Increase in Prepaid expenses and advances	$(12,572)
Increase in Other assets	$(21)

For the three months ended April 30, 2013, cash used in investing activities was $3,199 related to investment in office and technology equipment.

For the three months ended April 30, 2013, cash provided by financing activities was $389,000 related to $300,000 in proceeds from subscribed common stock and $89,000 in net proceeds from the issuance of 9% Senior Subordinated Convertible Notes. Borrowings were used primarily to fund working capital requirements, and the ACO and MMG initiatives.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.  There have been no changes to our critical accounting policies since January 31, 2013.

Off Balance Sheet Arrangements

As of April 30, 2013, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds fixed rate debt, which is not subject to changes in interest rates, except for its $100,000 line of credit, which bears interest at the prime rate plus 4.50%. The impact of a 1.0% increase in interest rate on our line of credit would not be material to the Company’s consolidated results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of April 30, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2013.

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

Based on the foregoing material weaknesses, we have determined that, as of April 30, 2013, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40, and during the three months ended April 30, 2013 the Company has received proceeds of $300,000 which are being held in escrow pending a closing anticipated to take place on or around July 31, 2013. No shares have been issued in connection therewith at April 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).

10.16+	Management Services Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group Inc.

10.17+	Intercompany Revolving Loan Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc.

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: June 14, 2013	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: June 14, 2013	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

