Form 10-Q
period 2013-07-31
Apollo Medical Holdings, Inc.
filed 2013-09-16
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

(818) 396-8050

Issuer’s telephone number:

(Former Address: 700 N. Brand Blvd. , Suite 450 Glendale, CA 91203)

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

As of September 13, 2013, there were 35,918,441 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31,	January 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,252,410	$1,176,727
Accounts receivable, net	1,426,022	1,582,505
Due from affiliates	-	5,648
Prepaid expenses	33,571	72,628
Deferred financing costs, current	40,025	34,614
Total current assets	2,752,028	2,872,122

Deferred financing costs, non-current	243,616	218,640
Property and equipment, net	66,877	68,142
Goodwill	33,200	33,200
Other assets	40,981	30,981
TOTAL ASSETS	$3,136,702	$3,223,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$994,193	$950,651
Notes payable	594,765	594,765
Stock issuable	654,034	159,334
Total current liabilities	2,242,992	1,704,750

Convertible notes payable, net	2,163,171	1,909,714
Total liabilities	4,406,163	3,614,464

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 ;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized,
35,918,441 and 34,843,441 shares issued and outstanding
as of July 31, 2013 and January 31, 2013, respectively	35,919	34,844
Prepaid consulting	(401,422)	(616,014)
Additional paid-in-capital	12,769,699	11,248,566
Accumulated deficit	(13,403,504)	(11,022,272)
Total	(999,308)	(354,876)
Non-controlling interest	(270,153)	(36,503)
Total stockholders' deficit	(1,269,461)	(391,379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,136,702	$3,223,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended July 31,		Six months ended July 31,

	2013	2012	2013	2012

Net Revenues	$2,593,046	$1,649,451	$5,039,612	$3,281,295
Cost of Services	2,366,393	1,205,673	4,226,886	2,534,332
Gross Profit	226,653	443,778	812,726	746,963

Operating expenses:
General and administrative	1,580,654	501,858	2,872,047	853,405
Depreciation	6,386	4,946	13,038	9,737
Total operating expenses	1,587,040	506,804	2,885,085	863,142

Loss From Operations	(1,360,387)	(63,026)	(2,072,359)	(116,179)

Other income (expense)
Loss on change in fair value of derivative liabilities	-	(2,914,549)	-	(2,790,711)
Interest expense	(170,806)	(224,906)	(298,299)	(448,942)
Other expense	(924)	455	(1,170)	450
Total other expenses	(171,730)	(3,139,000)	(299,469)	(3,239,203)

Loss Before Income Taxes	(1,532,117)	(3,202,026)	(2,371,828)	(3,355,382)

Provision for Income Tax	-	800	9,404	4,800

Net Loss	$(1,532,117)	$(3,202,826)	$(2,381,232)	$(3,360,182)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	35,801,683	31,015,904	35,327,885	30,780,543

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.10)	$(0.07)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,381,232)	$(3,360,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,038	9,737
Issuance of shares for services	637,981	102,556
Non-cash stock option expense	1,030,732	82,508
Amortization of financing costs	95,630	40,895
Amortization of debt discount	70,777	326,916
Loss on change in fair value of warrant and derivative liabilites	-	2,790,711
Changes in assets and liabilities:
Accounts receivable	156,483	(4,137)
Due to officers	-	6,342
Due from affiliates	5,648	(3,296)
Prepaid expenses and advances	39,057	(14,516)
Other assets	(10,000)	(1,450)
Accounts payable and accrued liabilities	43,542	(40,688)
Net cash used in operating activities	(298,344)	(64,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(11,773)	(10,662)
Net cash used in investing activities	(11,773)	(10,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	270,000
Distributions to non-controlling interest shareholder	(240,000)	(100,000)
Proceeds from issuance of common stock	430,000	-
Proceeds from issuance of convertible notes payable	220,000	-
Debt issuance costs	(24,200)
Net cash provided by financing activities	385,800	170,000

NET INCREASE IN CASH & CASH EQUIVALENTS	75,683	94,733

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,176,727	164,361

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,252,410	$259,094

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$96,663	$15,000
Income Taxes paid	$9,404	$9,040

Non-Cash Financing Activities
Shares issuable and issued for deferred financing costs	$101,817	$25,661
Warrants issued in connection with convertible note issuance	$37,320	$-
Shares issued for prepaid director services	$-	$47,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.           Description of Business

Apollo Medical Holdings, Inc. and its affiliated physician groups are a physician-centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. As of July 31, 2013, ApolloMed’s physician network consisted of over 300 hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following wholly-owned subsidiary management companies: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed ACO, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consists of ApolloMed Hospitalists (“AMH"), Los Angeles Lung Center (“LALC”), and Eli Hendel, M.D., Inc. (“Hendel”.) AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice corporations (“PPC”) under long-term management service agreements. ApolloMedACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Consolidation of Maverick Medical Group, Inc. and ApolloMed Care Clinic

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

On July 31, 2013 AMM entered into a management services agreement with ApolloMed Care Clinic (“ACC”), a newly formed physician practice corporation. Prior to July 31, 2013 ACC had no business operations. Under the ACC management services agreement (“ACC MSA”), AMM has exclusive authority and will perform all non-medical management and administrative services related to the ongoing business operations of MMG. In addition, AMM has agreed to provide working capital to ACC to fund its initial operations. The ACC MSA has an initial term of 20 years and is not terminable by either party except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo. AMM is the primary beneficiary of ACC under the MSA, and consolidated the financial statements of ACC from the date of execution of the management agreement.

Going Concern

The Company's financial statements are prepared using United States generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company incurred the following net operating loss and cash from operating activities for the six months ended July 31, 2013:

Net operating loss	$2,072,359
Cash used in operating activities	$298,344

As of July 31, 2013 the Company’s accumulated and stockholders’ deficit was as follows:

Accumulated deficit	$13,403,504
Stockholders' deficit	$1,269,461

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”) and through July 31, 2013 had raised an aggregate of $1.1 million in gross proceeds (see Note 5). In March, 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and has raised $430,000 during the six months ended July 31, 2013 (see Note 6). The Company intends to use the net proceeds after issue costs from the 9% Notes and the Equity Offering for working capital and general corporate purposes.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, ApolloMed ACO, PCCM, and VMM, it’s controlling interest in Aligned Healthcare, Inc. (“AHI”), and PPC’s managed under long-term management service agreements including AMH, MMG, ACC, LALC and Hendel. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPC’s, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PMC’s, except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

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

Contracted revenue represents revenue generated under contracts for which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

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

The Company through its subsidiary, ApolloMed ACO, participates in the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated by CMS on cost savings generated by the ACO participant based on a trailing 24 month medical service history. The MSSP is a newly formed program with no history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until cash payments from CMS are received. For the three months and six months ended July 31, 2013, the Company recorded no revenue related to the MSSP.

Concentrations

The Company had two major customers during the three months ended July 31, 2012 which contributed 15.8% and 15.7% of net revenues, respectively, and had three major customers during the three months ended July 31, 2012 which contributed 25.8%, 11.0% and 10.7% of net revenues, respectively.

The Company had two major customers during the six months ended July 31, 2012 which contributed 16.8% and 16.1% of net revenues, respectively, and had three major customers during the six months ended July 31, 2012 which contributed 26.0%, 10.7% and 9.7% of revenue, respectively.

The Company had two major customers that contributed 16.9% and 9.5% of accounts receivable, respectively, as of July 31, 2013.

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

Activity within non-controlling interest for the six months ended July 31, 2013 consisted of the following:

Balance as of January 31, 2013	$(36,503)
Stock-based compensation	6,350
Distributions to non-controlling interest shareholder	(240,000)
Balance as of July 31, 2013	$(270,153)

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Incremental shares assumed issued on exercise of in the money options	4,849,986	-	4,644,650	-
Incremental shares assumed issued on exercise of in the money warrants	1,717,089	556,286	1,586,079	433,670
	6,567,075	556,286	6,230,729	433,670

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

2.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 31,	January 31,
	2013	2013
Accounts payable	$417,171	$394,915
Accrued compensation	496,052	500,023
Income taxes payable	287	1,087
Accrued interest	44,338	9,310
Accrued professional fees	36,345	45,316
	$994,193	$950,651

3. Notes Payable

Senior Secured Note

The terms of the amended $500,000 Senior Secured Note provide for borrowings to bear interest at 8.0 % per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013 and October 15, 2013. The amended Note will mature on October 15, 2013, and may be prepaid at any time prior to September 29, 2013. At July 31, 2013 the Company has accrued an additional 100,000 restricted shares of the Company’s common stock with a fair value of $45,000 to SpaGus required under the terms of the amended Note if principal and or accrued interest was outstanding on April 15, 2013. The Company accounted for this amendment as a modification and amendment financing costs will be amortized to interest expense over the life of the amended Note using the effective interest method.

Line of credit payable

The Company has a $100,000 revolving line of credit with a financial institution of which $94,765 was outstanding at July 31, 2013. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at July 31, 2013), interest only is payable monthly, and matures June 5, 2014. The line of credit is unsecured.

Interest expense associated with the notes payable consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Interest expense	$10,675	$7,513	$20,091	$12,631
Amortization of loan fees	27,055	10,310	39,589	22,145
	$37,730	$17,823	$59,680	$34,776

4.   Convertible Notes Payable

	July 31,	January 31,
	2013	2013
10% Senior Subordinated Convertible Notes due January 31, 2016, net of debt discount of $149,981 (July 31, 2013) and $183,389 (January 31, 2013)	$1,100,019	$1,066,611
9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $186,847 (July 31, 2013) and $186,897 (January 31, 2013)	913,152	693,103
8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000
Total Convertible Notes	2,163,171	1,909,714
Less: Current Portion	-	-
Long Term Portion	$2,163,171	$1,909,714

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

During the six months ended July 31, 2013 the Company issued additional units of the 9% Notes for aggregate proceeds of $220,000, respectively, and warrants to purchase the Company’s common stock aggregating 165,000 shares. In addition, the Company issued 44,000 warrants to the placement agent associated with these additional proceeds.

The fair value of the warrants issued during the six months ended July 31, 2013 was $50,937 based on the Company’s closing stock price at the transaction dates and weighted-average inputs to the Black-Scholes option pricing model as follows:

Exercise Price	$0.42
Expected Term (in years)	5.00
Volatility	48.0%
Dividend rate	0.0%
Interest rate	0.7%

This amount will be amortized to interest expense using the effective interest method over the term of the 9% Notes.

Interest expense associated with the convertible notes payable consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Interest expense	$57,750	$34,250	$111,801	$68,500
Amortization of loan fees	37,388	9,375	56,041	18,750
Amortization of debt discount	37,938	163,458	70,777	326,916
	$133,076	$207,083	$238,620	$414,166

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

6.  Stockholders’ Deficit

Common Stock Placement

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and during the six months ended July 31, 2013 the Company issued 1,075,000 shares of common stock for proceeds of $430,000.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 12,000,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of July 31, 2013, there were no shares available for future grants under the 2010 Plan, and no further shares will be issued under the 2010 Plan.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock will be reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of July 31, 2013 there were approximately 2,530,000 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

On April 30, 2013, the Company’s Board of Directors authorized the issuance of 300,000 shares of common stock to Kanehoe Advisors for consulting services, 300,000 shares of common stock to Gary Augusta for consulting services, and 100,000 shares of common stock for other professional services during the three months ended April 30, 2013. The 700,000 shares authorized had an aggregate cost of $315,000 and were recorded as stock-based compensation expense based on the fair values of the shares at the commitment dates.

During the three months ended July 31, 2013 the Company accrued 180,000 shares of common stock for professional services with an aggregate cost of $97,200 based on the fair value of the shares at their respective commitment dates.

These shares were not issued as of July 31, 2013, and were recorded as a liability at July 31, 2013.

Option Issuances

During the three months ended April 30, 2013 the Company’s Board of Directors authorized the issuance of options for 150,000 shares of common stock with an exercise price of $0.21 per share to Mark Meyers pursuant to Mr. Meyers’ consulting agreement. The options vest immediately and expire on the tenth anniversary of issuance. The fair value of the 150,000 stock options of $55,774 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (years)	3.0
Volatility	17.4%
Dividends	0.0%
Interest rate	0.82%

During the three months ended April 30, 2013, the Company issued awards of options for 382,000 shares of the Company’s common stock. The options generally vest on a monthly basis over a 36 month period, and expire on the tenth anniversary of issuance. The aggregate fair value of the stock options of $94,162 was determined using the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

The weighted-average inputs for the three months ended April 30, 2013 were as follows:

Exercise Price	$0.41
Expected Term (in years)	4.59
Volatility	26.0%
Dividend rate	0.0%
Interest rate	0.5%

During the three months ended July 31, 2013 the Company’s Board of Directors authorized the issuance of options for 150,000 shares of common stock with an exercise price of $0.21 per share to Mark Meyers pursuant to Mr. Meyers’ consulting agreement. The options vest immediately and expire on the tenth anniversary of issuance. The fair value of the 150,000 stock options of $65,678 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (years)	3.0
Volatility	29.7%
Dividends	0.0%
Interest rate	0.5%

On May 21, 2013, the Company’s Board of Directors authorized the issuance of 400,000 common stock options to David Schmidt pursuant to the Director’s Agreement between Mr. Schmidt and the Company in connection with his appointment to the Company’s Board of Directors. The options vest evenly over 36 months. The fair value of the 400,000 stock options of $69,464 was determined under the Black-Scholes option pricing model using the Company’s closing stock price on the date of grant and the following inputs: exercise price $0.50, expected term (years) 3.0, volatility 29.7%, interest rate 0.64%, and no dividends.

During the three months ended July 31, 2013, the Company’s Board of Directors authorized the issuance or modification of common stock option awards for 1,733,000 shares to certain employees. The options generally vested upon grant. The aggregate fair value of the options was $678,000, determined using the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

The weighted-average inputs were as follows:

Exercise Price	$0.004
Expected Term (in years)	3.00
Volatility	29.7%
Dividend rate	0.0%
Interest rate	0.6%

Stock option activity for the six months ended July 31, 2013 is summarized below:

		Weighted	Weighted
		Average	Average
		Per Share	Remaining	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value
Balance, January 31, 2013	5,300,000	$0.18	9.1	$-
Granted	2,815,000	0.13	9.8	-
Cancelled	(1,000,000)	0.21	9.1
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, July 31, 2013	7,115,000	$0.16	9.3	$-

Vested and exercisable - July 31, 2013	5,255,390	$0.16	9.5	$-

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

		Weighted
		Average
		Remaining	Aggregate	Weighted
		Life	Intrinsic	Average
	Shares	(Years)	Value	Fair Value

Balance, January 31, 2013	3,690,000	-	$36,900	$0.01
Granted	60,000		600	0.01
Released	-
Balance, July 31, 2013	3,750,000	-	$37,500	$0.01

Awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of July 31, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

		Weighted
		Average
		Remaining
		Life
		(Years)

Common stock options	$310,959	1.1

ACO Plan restricted stock	$18,850	1.5

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompany condensed consolidated statement of operations as follows:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Stock-based compensation expense:
Cost of services	$329,263	$(93,565)	$477,158	$12,509
General and administrative	716,224	174,495	1,191,555	172,555
	$1,045,487	$80,930	$1,668,713	$185,064

Warrants

Warrants consisted of the following as of and for the six months ended July 31, 2013:

	Aggregate Intrinsic Value	Number of warrants
Outstanding at January 31, 2013	$-	2,936,000
Granted	-	209,000
Exercised	-	-
Cancelled	-	-
Outstanding at July 31, 2013	$-	3,145,000

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price
$0.11485	1,250,000	3.00	1,250,000	$0.1149
$0.11485	250,000	3.00	250,000	$0.1149
$0.45000	500,000	3.00	500,000	$0.4500
$0.50000	100,000	4.25	100,000	$0.5000
$0.45000	825,000	4.50	825,000	$0.4500
$0.40000	220,000	4.51	220,000	$0.4000
	3,145,000	3.54	3,145,000	$0.2882

Authorized stock

At July 31, 2013 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 10% Senior Subordinated Callable Convertible Notes, the 8% Senior Subordinated Convertible Promissory Notes, the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at July 31, 2013:

Common stock issued and outstanding	35,918,441
Conversion of 10% Notes	10,883,761
Conversion of 8% Notes	600,000
Conversion of 9% Notes	2,282,880
Warrants outstanding	3,145,000
Stock options outstanding	7,115,000
Remaining shares issuable under 2013 Equity Incentive Plan	2,530,000
62,475,082

7. Commitments and Contingencies

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

8. Subsequent Event

On September 1, 2013 the Company acquired the assets of a medical clinic based in the Los Angeles area for cash consideration of $250,000, of which $100,000 was paid at closing and the remainder will be paid in installments of $15,000 per month commencing 90 days from the closing date under a non-interest bearing promissory note to be secured by the assets of the clinic.

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

Recent Developments

On February 1, 2013 Apollo Medical Management (“AMM”) entered into a management services agreement with Maverick Medical Group, Inc. (“MMG”), a newly formed independent practice association (“IPA”). MMG will serve Medicare, Dual Eligible, Commercial and Medi-Cal patients residing in the greater Los Angeles area. MMG will operate under full and professional risk contracts with health plans through its network of over 150 Primary Care Physicians and Specialist physicians. Prior to February 1, 2013 MMG had no business operations. On July 31, 2013 AMM entered into a management services agreement with Apollomed Care Clinic (“ACC”), a newly formed PPC. ACC will serve Medicare, Dual Eligible, Commercial and Medi-Cal patients residing in the greater Los Angeles area. Prior to July 31, 2013 ACC had no business operations.

Under the management services agreements (“MSA’s”) with MMG and ACC, AMM has exclusive authority and will perform all non-medical management and administrative services related to their respective ongoing business operations. In addition, AMM has agreed to provide working capital to MMG and ACC to fund their initial operations. The MSA’s have an initial term of 20 years and are not terminable by either party except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo. AMM is the primary beneficiary of MMG and ACC under the respective MSA, and consolidates the financial statements of MMG and ACC from the date of execution of the management agreement.

MMG, ApolloMed ACO and ACC are newly formed entities with no revenues, and will require working capital to fund their operations, which may be substantial. There can be no assurance that the Company will have adequate capital to fund the operations of MMG , ApolloMed ACO, and ACC or that they will generate sufficient cash flow in the future to fund their operations.

Results of Operations

Three months ended July 31, 2013 and 2012

The Company’s results of operations were as follows for the three months ended July 31:

	2013	2012	Change	Percentage change
Net Revenues	$2,593,046	$1,649,451	$943,595	57.2%
Cost of Services	2,366,393	1,205,673	1,160,720	96.3%
Gross Profit	226,653	443,778	(217,125)	-48.9%
	-	-
Operating expenses:	-	-
General and administrative	1,580,654	501,858	1,078,796	215.0%
Depreciation	6,386	4,946	1,440	29.1%
Total operating expenses	1,587,040	506,804	1,080,236	213.1%
	-	-
Loss From Operations	$(1,360,387)	$(63,026)	$(1,297,361)	2058.5%

The following table sets forth consolidated statements of operations for the three months ended July 31 stated as a percentage of net revenues:

	% of Net Revenues
	2013	2012

Net Revenues	100.0%	100.0%
Cost of Services	91.3%	73.1%
Gross Profit	8.7%	26.9%

Operating expenses:
General and administrative	61.0%	30.4%
Depreciation	0.2%	0.3%
Total operating expenses	61.2%	30.7%

Loss From Operations	-52.5%	-3.8%

Three months ended July 31, 2013 compared to three months ended July 31, 2012

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$740,431	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
$203,164	Acquisition of VMM in August 2012.

Cost of services are comprised primarily of physician compensation and related expenses. The increase was attributable to:

$(687,559)	Increase in physician costs attributable to new physicians hired to support new contracts.
$(422,828)	Increase in physician stock-based compensation
$(34,875)	Acquisition of VMM in August 2012.
$(15,458)	Increase in other physician costs due to physician increase

Cost of services as percentage of net revenues increased principally due to higher stock-based compensation for the three months ended July 31, 2013.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The Company is also funding initiatives associated with establishment of ApolloMed ACO, MMG, and ACC, which had no revenue for the three months ended July 31, 2013. The increase in general and administrative expenses was attributable to:

$(544,451)	Increase in stock-based compensation to employees, directors and consultants.
$(53,863)	Increase in board fees and public relations costs to support corporate initiatives.
$(227,325)	Increase in personnel, services and related expenses related to the ACO and MMG initiatives.
$(72,073)	Increase in administrative personnel and facilities costs to support growth in the business
$(118,638)	Increase in operating expenses due to the acquisition of VMM in August 2012
$(31,613)	Increase in facilities costs to support growth in the business
$(30,834)	Increase in other expenses - net

Loss from operations increased primarily due to increase in stock- based compensation and the increase in spending associated with the ACO and MMG initiatives.

	2013	2012	Change
Loss on change in fair value of derivative liabilities	$-	$2,914,549	$(2,914,549)

The decrease in loss on change in fair value of derivative liabilities reflects the change in the fair value of the Company’s derivative liabilities for the three months ended July 31, 2012. The Company did not have derivative liabilities as of July 31, 2013 and April 30, 2013.

	2013	2012	Change
Interest expense	$170,806	$224,906	$(54,100)

Interest expense decreased due to discount amortization in 2012 as a result of the bifurcation of the derivative liabilities that resulted in additional debt discount and additional discount amortization for the three months ended July 31, 2012, partially offset by higher interest expense as a result of higher borrowings under Notes Payable and the 9% Convertible Notes.

	2013	2012	Change
Net loss	$1,532,117	$3,202,826	$(1,670,709)

Net loss increased primarily due to increase in stock- based compensation and the increase in spending associated with the ACO and MMG initiatives.

Six months ended July 31, 2013 and 2012

The Company’s results of operations were as follows for the six months ended July 31:

	2013	2012	Change	Percentage change
Net Revenues	$5,039,612	$3,281,295	$1,758,317	53.6%
Cost of Services	4,226,886	2,534,332	1,692,554	66.8%
Gross Profit	812,726	746,963	65,763	8.8%

Operating expenses:
General and administrative	2,872,047	853,405	2,018,642	236.5%
Depreciation	13,038	9,737	3,301	33.9%
Total operating expenses	2,885,085	863,142	2,021,943	234.3%

Loss From Operations	$(2,072,359)	$(116,179)	$(1,956,180)	1683.8%

The following table sets forth consolidated statements of operations for the six months ended July 31 stated as a percentage of net revenues:

	% of Net Revenues
	2013	2012

Net Revenues	100.0%	100.0%
Cost of Services	83.9%	77.2%
Gross Profit	16.1%	22.8%

Operating expenses:
General and administrative	57.0%	26.0%
Depreciation	0.3%	0.3%
Total operating expenses	57.2%	26.3%

Loss From Operations	-41.1%	-3.5%

Six months ended July 31, 2013 compared to six months ended July 31, 2012

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$1,370,817	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
$387,500	Acquisition of VMM in August 2012.

Cost of services are comprised primarily of physician compensation and related expenses. The increase was attributable to:

$(1,063,535)	Increase in physician costs attributable to new physicians hired to support new contracts.
$(464,649)	Increase in physician stock-based compensation
$(135,957)	Acquisition of VMM in August 2012.
$(28,413)	Increase in other physician costs due to physician increase

Cost of services as percentage of net revenues increased principally due to higher stock-based compensation for the six months ended July 31, 2013.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The Company is also funding initiatives associated with establishment of ApolloMed ACO, MMG, and ACC, which collectively had no revenue for the six months ended July 31, 2013. The increase in general and administrative expenses was attributable to:

$(1,019,000)	Increase in stock-based compensation to employees, directors and consultants.
$(103,215)	Increase in legal and professional fees to support the continuing growth of our operations.
$(397,447)	Increase in personnel, services and related expenses related to the ACO, MMG and ACO initiatives.
$(121,419)	Increase in administrative personnel and facilities costs to support growth in the business
$(246,987)	Increase in operating expenses due to the acquisition of VMM in August 2012
$(52,475)	Increase in facilities costs to support growth in the business
$(78,100)	Increase in other expenses - net

Loss from operations increased primarily due to increase in stock- based compensation and the increase in spending associated with the ACO and MMG initiatives.

	2013	2012	Change
Loss on change in fair value of derivative liabilities	$-	$2,790,711	$(2,790,711)

The decrease in loss on change in fair value of derivative liabilities reflects the change in the fair value of the Company’s derivative liabilities for the six months ended July 31, 2012. The Company did not have derivative liabilities as of January 31, 2013 and July 31, 2013.

	2013	2012	Change
Interest expense	$298,299	$448,942	$(150,643)

Interest expense decreased due to higher discount amortization in 2012 as a result of the bifurcation of the derivative liabilities that resulted in additional debt discount and additional discount amortization for the six months ended July 31, 2012, partially offset by higher interest expense as a result of higher borrowings under Notes Payable and the 9% Convertible Notes.

	2013	2012	Change
Net loss	$2,381,232	$3,360,182	$(978,950)

Net loss increased primarily due to increase in stock- based compensation and the increase in spending associated with the ACO and MMG initiatives.

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011

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

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011

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

Cost of services for the six months ended July 31, 2012 were $2,534,332 or 77% of net revenues compared to $1,886,825, at 88% of net revenues, for the six months ended July 31, 2011. The increase of $647,507 is attributable to a $542,891 increase in physician costs attributable to new physicians hired to support new contracts, $156,524 increase related to the acquisition of PCCM and consolidation of LALC, partially offset by a decrease of $60,550 in salaries attributable to the allocation of Dr. Hosseinion’s services as Chief Executive Officer of the Company included in general and administrative expenses. Dr. Hosseinion began dedicating less time as a practicing physician and more time as the Company’s CEO in this second quarter as result of the need to oversee the Company’s growth and strategic initiatives, particularly the ACO initiative, and these expenses were more properly classified in general and administrative expenses.

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

Liquidity and Capital Resources

At July 31, 2013, the Company had cash and cash equivalents of $1,252,410 compared to cash and cash equivalents of approximately $1,176,727 at January 31, 2013. At July 31, 2013 the Company has borrowings totaling $594,765 that mature within one year and $2,500,000 in long-term borrowings (before debt discount of $336,828).

The Company incurred the following net operating loss and cash from operating activities for the six months ended July 31, 2013:

Net operating loss	$2,072,359
Cash used in operating activities	$298,344

The Company’s accumulated and stockholders’ deficit at July 31, 2013 was as follows:

Accumulated deficit	$13,403,504
Stockholders' deficit	$1,269,461

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”) and through July 31, 2013 had raised an aggregate of $1.1 million in gross proceeds (see Note 5). In March, 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and has raised $430,000 during the six months ended July 31, 2013 (see Note 6). The Company intends to use the net proceeds after issue costs from the 9% Notes and the Equity Offering for working capital and general corporate purposes.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Six months ended July 31, 2013

For the six months ended July 31, 2013, cash used in operating activities was $298,344. This was the result of net losses of $2,381,232 offset by cash provided by non-cash expenses of $1,848,158 and change in working capital of $234,730 . Non-cash expenses primarily include depreciation expense, issuance of shares of common stock for services, stock option compensation expense, amortization of financing costs, and amortization of debt discount.

Cash provided by working capital was due to:

Decrease in Accounts receivable	$156,483
Decrease in Due from affiliates	$5,648
Increase in Accounts payable and accrued liabilities	$43,542
Decrease in Prepaid expenses and advances	$39,057

Cash used by working capital was due to:

Increase in Other assets	$10,000

For the six months ended July 31, 2013, cash used in investing activities was $11,773 related to investment in office and technology equipment.

For the six months ended July 31, 2013, net cash provided by financing activities was $385,800 related to $430,000 in proceeds from the issuance of common stock and $195,800 in net cash proceeds from the issuance of 9% Senior Subordinated Convertible Notes, partially offset by $240,000 in distributions to non-controlling interest shareholder. Borrowings were used primarily to fund working capital requirements, and the ACO and MMG initiatives.

Six months ended July 31, 2012

For the six months ended July 31, 2012, cash used in operations was $64,605. This was substantially a result of net losses of $3,360,182, cash used for working capital of $57,745, partially offset by non-cash expenses of $3,353,323. Non-cash expenses primarily include depreciation, issuance of shares of common stock for service, stock option compensation expense, amortization of financing costs, amortization of debt discount, and gain on change in fair value of warrant and derivative liabilities. Cash was used for working capital due to an increase in trade receivables of $4,137, an increase in due from affiliates of $3,296, an increase in financing costs of $5,000, and increase in prepaid expenses and advances of $9,516 and an increase in other assets of $1,450, and a decrease in accounts payable and accrued liabilities of $40,688; partially offset by a net increase in due to officers of $6,342.

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

Off Balance Sheet Arrangements

As of July 31, 2013, we had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of July 31, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2013.

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

Based on the foregoing material weaknesses, we have determined that, as of July 31, 2013, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40, and during the six months ended July 31, 2013 the Company issued 1,075,000 shares for proceeds of $430,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).

10.18+	Management Services Agreement, dated July 31, 2013, by and between Apollo Medical Management, Inc. and Apollomed Care Clinic

10.19+	Intercompany Revolving Loan Agreement, dated July 31, 2013 by and between Apollo Medical Management, Inc. and Apollomed Care Clinic

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: September 16, 2013	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: September 16, 2013	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

