Form 10-Q
period 2013-10-31
Apollo Medical Holdings, Inc.
filed 2013-12-20
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

As of December 13, 2013, there were 37,977,607 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31,	January 31,
	2013	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,012,290	$1,176,727
Accounts receivable, net	1,475,980	1,582,505
Due from affiliates	4,750	5,648
Prepaid expenses	35,388	72,628
Deferred financing costs, current	115,896	34,614
Total current assets	2,644,304	2,872,122

Deferred financing costs, non-current	225,906	218,640
Property and equipment, net	62,435	68,142
Goodwill	258,200	33,200
Other assets	55,481	30,981
TOTAL ASSETS	$3,246,326	$3,223,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$968,510	$950,651
Notes and lines of credit payable	1,037,743	594,765
Stock issuable	87,750	159,334
Total current liabilities	2,094,003	1,704,750

Convertible notes payable, net	2,198,561	1,909,714
Total liabilities	4,292,564	3,614,464

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001 ; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 37,977,607 and 34,843,441 shares issued and outstanding as of October 31, 2013 and January 31, 2013, respectively	37,978	34,844
Prepaid consulting	(341,636)	(616,014)
Additional paid-in-capital	13,942,598	11,248,566
Accumulated deficit	(14,418,150)	(11,022,272)
Total	(779,210)	(354,876)
Non-controlling interest	(267,028)	(36,503)
Total stockholders' deficit	(1,046,238)	(391,379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,246,326	$3,223,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012

Net revenues	$2,605,231	$1,965,153	$7,644,843	$5,246,448
Cost of services	2,140,615	1,798,957	6,367,501	4,333,289
Gross profit	464,616	166,196	1,277,342	913,159

Operating expenses
General and administrative	1,271,575	1,598,373	4,143,622	2,451,778
Depreciation	6,528	5,048	19,566	14,785

Total operating expenses	1,278,103	1,603,421	4,163,188	2,466,563

Loss from operations	(813,487)	(1,437,225)	(2,885,846)	(1,553,404)

Other income (expense)
Loss on change in fair value of derivative liabilities	-	(3,063,144)	-	(5,853,855)
Interest expense	(178,679)	(221,239)	(476,978)	(670,181)
Other income	9,476	207	8,306	657

Total other expenses	(169,203)	(3,284,176)	(468,672)	(6,523,379)

Loss before income taxes	(982,690)	(4,721,401)	(3,354,518)	(8,076,783)

Provision for income tax	31,956	-	41,360	4,800

Net loss	$(1,014,646)	$(4,721,401)	$(3,395,878)	$(8,081,583)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	37,977,607	33,440,542	36,216,544	31,673,682

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.14)	$(0.09)	$(0.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,395,878)	$(8,081,583)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	-	37,493
Depreciation and amortization expense	19,566	14,785
Issuance of shares for services	725,731	1,222,353
Non-cash stock option expense	1,300,951	509,948
Amortization of financing costs	156,980	61,671
Amortization of debt discount	125,883	490,374
Loss on change in fair value of warrant and derivative liabilities	-	5,853,855
Changes in assets and liabilities:
Accounts receivable	106,525	(252,755)
Due to officers	-	6,342
Due from affiliates	898	(5,772)
Prepaid expenses and advances	37,240	(35,790)
Other assets	(24,500)	(1,450)
Accounts payable and accrued liabilities	17,859	441,477
Net cash (used in) provided by operating activities	(928,745)	260,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net	(100,000)	14,114
Property and equipment acquired	(13,859)	(13,459)
Net cash (used in) provided by investing activities	(113,859)	655

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and line of credit payable	811,878	500,000
Payment of note payable	(500,000)	-
Distributions to non-controlling interest shareholder	(240,000)	(370,000)
Proceeds from issuance of common stock	730,000	-
Proceeds from issuance of convertible notes payable	220,000	-
Debt issuance costs	(143,711)	(55,000)
Net cash provided by financing activities	878,167	75,000

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(164,437)	336,603

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,176,727	164,361

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,012,290	$500,964

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$161,235	$15,000
Income Taxes paid	$41,360	$9,040

Non-Cash Financing Activities
Shares issuable and issued for deferred financing costs	$101,817	$144,485
Warrants issued in connection with convertible note issuance	$50,936	$200,452
Warrants and derivative reclassified from liabilities to stockholders' deficit	$-	$6,626,881
Shares issued for prepaid director services	$-	$691,310
Note payable issued in connection with acquisition	$125,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.            Description of Business

Apollo Medical Holdings, Inc. and its affiliated physician groups are a physician-centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California.  As of October 31, 2013, ApolloMed’s physician network consisted of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following wholly-owned subsidiary management companies: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed ACO, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consists of ApolloMed Hospitalists (“AMH"), Los Angeles Lung Center (“LALC”), and Eli Hendel, M.D., Inc. (“Hendel”.) AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice corporations (“PPC”) under long-term management service agreements. ApolloMedACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

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

Going Concern

The Company's financial statements are prepared using United States generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company incurred the following net operating loss and cash from operating activities for the nine months ended October 31, 2013:

Net operating loss	$2,885,846
Cash used in operating activities	$928,745

As of October 31, 2013 the Company’s accumulated and stockholders’ deficit was as follows:

Accumulated deficit	$14,418,150
Stockholders' deficit	$1,046,238

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. In October 2013 the Company entered into a credit agreement (as amended on December 20, 2013) with a financing entity that provides for the Company to borrow up to $4,000,000 (see Note 5). The Company intends to use the proceeds from the line of credit for retirement of other indebtedness, working capital and general corporate purposes. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”) and through July 31, 2013 had raised an aggregate of $1.1 million in gross proceeds (see Note 5). In March, 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and has raised $730,000 during the nine months ended October 31, 2013 (see Note 8). The Company intends to use the net proceeds after issue costs from the 9% Notes and the Equity Offering for working capital and general corporate purposes.

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

The Company through its subsidiary, ApolloMed ACO, participates in the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated by CMS on cost savings generated by the ACO participant based on a trailing 24 month medical service history. The MSSP is a newly formed program with no history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until cash payments from CMS are received. For the three months and nine months ended October 31, 2013 and 2012, the Company recorded no revenue related to the MSSP.

Concentrations

The Company had two major customers during the three months ended October 31, 2013 which contributed 15.4% and 15.0% of net revenues, respectively, and had three major customers during the three months ended October 31, 2012 which contributed 20.8%, 6.3% and 4.2% of net revenues, respectively.

The Company had two major customers during the nine months ended October 31, 2013 which contributed 16.3% and 15.5% of net revenues, respectively, and had three major customers during the nine months ended October 31, 2012 which contributed 24.0%, 7.7% and 4.9% of revenue, respectively.

The Company had two major customers that contributed 16.2% and 9.7% of accounts receivable, respectively, as of October 31, 2013.

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

Activity within non-controlling interest for the nine months ended October 31, 2013 consisted of the following:

Balance as of January 31, 2013	$(36,503)
Stock-based compensation	9,475
Distributions to non-controlling interest shareholder	(240,000)
Balance as of October 31, 2013	$(267,028)

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Incremental shares assumed issued on exercise of in the money options	4,373,687	-	4,547,125	-
Incremental shares assumed issued on exercise of in the money warrants	1,428,067	798,743	1,535,402	377,141
	5,801,754	798,743	6,082,526	377,141

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

3.  Acquisition

On September 1, 2013 ACC acquired certain assets, excluding working capital, of a medical clinic in Los Angeles, California. We accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three months and nine months ended October 31, 2013 were approximately $10,000.

The acquisition-date fair value of the consideration transferred consisted of the following items:

Cash consideration	$100,000
Promissory note due to seller	125,000
Total purchase consideration	$225,000

Fair Value Estimate of Asset Acquired and Liability Assumed

The total purchase consideration is allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is as follows:

Goodwill	$225,000
Total fair value of assets acquired	225,000
Promissory note, net	125,000
Net assets acquired	$100,000

Property and equipment fair value was determined using their historical cost adjusted for usage and management estimates.

The promissory note issued will be paid in installments of $15,000 per month for ten months commencing 90 days from the closing date under a non-interest bearing promissory note to be secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 26.3% per annum to discount future cash flows, which is based on the cost of recent debt issuances of Apollo (Note 5).

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition includes benefits that the Company believes will result from gaining additional expertise and intellectual property in the clinical care area and expand the reach of its Maverick Medical Group IPA.  Goodwill is not amortized and is not deductible for tax purposes.

We do not consider this acquisition to be a material business combination and, therefore, have not disclosed the pro forma results of operations as required for material business combinations.

The recorded purchase price amounts are preliminary and subject to change as we are awaiting additional information related to acquired intangible assets and note discount.  The effects of final adjustments, if any, on the purchase price allocation are not expected to be material.

4.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	October 31,	January 31,
	2013	2013
Accounts payable	$452,579	$394,915
Accrued compensation	399,244	500,023
Income taxes payable	287	1,087
Accrued interest	55,922	9,310
Accrued professional fees	60,478	45,316
	$968,510	$950,651

5. Notes and Lines of Credit Payable

Senior Secured Note

The terms of the amended $500,000 Senior Secured Note to SpaGus Apollo, LLC provide for borrowings to bear interest at 8.0 % per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013 and October 15, 2013.  On April 15, 2013 the Company was obligated to issue an additional 100,000 restricted shares of the Company’s common stock to SpaGus required under the terms of the amended Note, which had a fair value of $45,000 at the obligation date.  The Company accounted for this additional payment as a modification, which was amortized to interest expense over the remaining term of the amended Note using the effective interest method.   The amended Note matured and was repaid, including accrued unpaid interest, on October 16, 2013.

Promissory Note

In connection with the September 1, 2013 acquisition of the Los Angeles, CA medical clinic (Note 3), ACC issued a non-interest bearing promissory note to the seller, which is due in ten installments of $15,000 per month commencing December 1, 2013.  ACC recorded the note at its fair value of $125,000 using an interest rate of 26.3% to discount future cash flows, which is based on the cost of recent debt issuances of Apollo.  The note is secured by substantially all assets of the clinic.

Lines of credit payable

Secured revolving credit facility

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Credit Agreement”) with NNA of Nevada, Inc., and (“the Lender” or “NNA”).  The Company and its subsidiaries are guarantors of the Company’s obligations under the Credit Agreement. Loans drawn under the Credit Agreement are secured by all of the assets of the Company and its subsidiaries, including a security interest in the deposit accounts of the Company and its subsidiaries and a pledge of the shares in the Company’s subsidiaries. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to the sum of (i) three months LIBOR and (ii) six percent (6.24% at October 31, 2013).  Interest is payable on the last business day of each successive month, in arrears, commencing October 31, 2013, and at each month-end thereafter.  The Credit Agreement requires the Company to pay the Lender a facility fee, on the last business day of each month, at a per annum rate of 1.0% of the average daily unused portion of the revolving credit commitment under the Credit Agreement.  The Credit Agreement matures June 30, 2014.  The Company incurred direct costs related to the Credit Agreement aggregating $119,500 which were accounted for as deferred financing costs and will be amortized using the straight line method to interest expense over the term thereof.  As of October 31, 2013 $811,878 was outstanding under the Credit Agreement.

On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 senior secured note (the “Senior Secured Note”) to SpaGus Apollo, LLC , and will be used to pay or repay certain of the Company’s   10% Notes, to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement contains the following financial covenants as follows:

The Credit Agreement contains the following financial covenants as follows:

⋅
Consolidated EBIT: The Company will not permit Consolidated EBIT as of the last day of each fiscal quarter shown below, for the fiscal quarter then ended, to be a greater negative amount than the amount set forth below:

Period	Minimum Consolidated EBIT(loss)
3rd fiscal quarter ended October 2013	$(900,000)
4 th fiscal quarter ended January 2014	$(1,227,111)
1 st fiscal quarter ended April 2014	$(1,696,958)

Consolidated EBIT is defined, for any period, as the aggregate of (i) Consolidated Net Income of the Company plus (ii) the sum of interest expense and income tax expense, and minus (iii) interest income, all to the extent taken into account in the calculation of Consolidated Net Income.  Consolidated Net Income is defined, for any period, as the net income (or loss) of the Company and its Subsidiaries, as determined on consolidated basis in accordance with GAAP, but excluding extraordinary gains and losses and any other non-operating gains and losses.

⋅	Working Capital Ratio: Permit the Working Capital Ratio to be less than 0.80: 1.00 at any time.

Working Capital Ratio is defined, as of the measurement date, the ratio of (i) the sum of (A) the current assets of the Company and its subsidiaries as determined on a consolidated basis in accordance with GAAP, and (B) the unused portion of the revolving credit commitment to (ii) the current liabilities of the Company and its subsidiaries including without the aggregate amount of the Credit Agreement borrowings.

In addition, the Credit Agreement includes certain negative covenants that, subject to exceptions, limit our ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements. The Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Credit Agreement.

The Company is in compliance with its financial covenants as of October 31, 2013 under the Amended Credit Agreement.

Unsecured revolving line of credit

Hendel has a $100,000 revolving line of credit with a financial institution of which $94,765 was outstanding at October 31, 2013. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at October 31, 2013), interest only is payable monthly, and matures June 5, 2014. The line of credit is unsecured.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Interest expense	$16,810	$2,755	$36,901	$15,386
Amortization of loan fees and discount	49,738	11,401	89,327	33,546
	$66,548	$14,156	$126,229	$48,932

6.  Convertible Notes Payable

	October 31,	January 31,
	2013	2013

10% Senior Subordinated Convertible Notes due January 31, 2016, net of debt discount of $133,277 (October 31, 2013) and $183,389 (January 31, 2013)	$1,116,724	$1,066,611
9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $168,162 (October 31, 2013) and $186,897 (January 31, 2013)	931,837	693,103
8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000
Total Convertible Notes	2,198,561	1,909,714

Less: Current Portion	-	-

Long Term Portion	$2,198,561	$1,909,714

10% Senior Subordinated Callable Convertible Notes due January 31, 2016
The $1,250,000 10% Senior Subordinated Callable Convertible Notes (the “10% Notes”) bear interest at a rate of 10% annually, payable semi- annually on January 31 and July 31. The 10% Notes are subordinated, have a fixed conversion price of $0.11485 per share, and according to the original offering memorandum for the 10% Notes are convertible at any time prior to maturity, January 31, 2016.

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015
The $150,000 8% Senior Subordinated Promissory Convertible Notes bear interest at a rate of 8% annually, payable semi -annually on December 31 and June 30. The Notes mature and become due and payable on February 1, 2015 and are subordinated.. The 8% Notes are convertible any time prior to February 1, 2015 at an initial conversion price of $0.25 per share of the Company’s common stock. The Company may require the holders of the 8% Notes to convert to common stock at the then applicable conversion rate at any time after June 30, 2013 if: i) our 10% Notes have been fully repaid or converted and ii) the closing price of our common stock has exceeded 150% of the then applicable Conversion Price for no less than 30 consecutive trading days prior to giving notice. At any time on or after June 30, 2014, the Company may, at its sole option, redeem all of the Notes at a redemption price in cash equal to 108% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest up to, but excluding, the redemption rate. The Company can prepay the notes at any time.

9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016
The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15, and mature February 15, 2016, and are subordinated. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $0.40 per share of Common Stock, subject to adjustment for stock splits, stock dividends and reverse stock splits. After 60 days prior notice, the Note is callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the Note is callable at a price of 105% of the Note’s par value, and if the ADVT is less than $100,000, the Note is callable at a price of 110% of the Note’s par value.

During the nine months ended October 31, 2013 the Company issued additional units of the 9% Notes for aggregate proceeds of $220,000, respectively, and warrants to purchase the Company’s common stock aggregating 165,000 shares. In addition, the Company issued 44,000 warrants to the placement agent associated with these additional proceeds.

The fair value of the warrants issued during the nine months ended October 31, 2013 was $50,937 based on the Company’s closing stock price at the transaction dates and weighted-average inputs to the Black-Scholes option pricing model as follows:

Exercise Price	$0.42
Expected Term (in years)	5.00
Volatility	48.0%
Dividend rate	0.0%
Interest rate	0.7%

This amount will be amortized to interest expense using the effective interest method over the term of the 9% Notes.

Interest expense associated with the convertible notes payable consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Interest expense	$59,030	$34,250	$170,830	$102,750
Amortization of loan fees	17,711	9,375	73,752	28,125
Amortization of debt discount	35,390	163,458	106,167	490,374
	$112,131	$207,083	$350,749	$621,249

7. Income Taxes

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

8. Stockholders’ Deficit

Common Stock Placement

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and during the three months ended October 31, 2013 the Company issued 750,000 shares of common stock for proceeds of $300,000 and during the nine months ended October 31, 2013 the Company issued 1,825,000 shares of common stock for proceeds of $730,000.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 12,000,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of October 31, 2013, there were no shares available for future grants under the 2010 Plan, and no further shares will be issued under the 2010 Plan.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock will be reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of October 31, 2013 there were 2,410,000 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

On April 30, 2013, the Company’s Board of Directors authorized the issuance of 300,000 shares of common stock to Kanehoe Advisors for consulting services, 300,000 shares of common stock to Gary Augusta for consulting services, and 100,000 shares of common stock for other professional services during the three months ended April 30, 2013. The 700,000 shares authorized had an aggregate cost of $315,000 and were recorded as stock-based compensation expense based on the fair values of the shares at the commitment dates. The Company issued these shares during the three months ended October 31, 2013.

During the three months ended July 31, 2013 the Company accrued 180,000 shares of common stock for professional services with an aggregate cost of $97,200 based on the fair value of the shares at their respective commitment dates. The Company issued these shares during the three months ended October 31, 2013.

During the three months ended October 31, 2013, the Company accrued 162,500 shares of common stock for professional services with an aggregate cost of $87,750 based on the fair value of the shares at their respective commitment dates.  These shares were not issued as of, and were recorded as a liability at, October 31, 2013.

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

During the three months ended October 31, 2013, the Company’s Board of Directors authorized the issuance of common stock option awards for 120,000 shares to an employee and consultant. The options vest on various dates through July 31, 2014. The aggregate fair value of the options was $34,200 determined using the Black-Scholes option pricing model. The calculation was based on the estimated fair value of the Company’s stock price on the date of grant and the following weighted-average inputs:

Exercise Price	$0.47
Expected Term (in years)	6.00
Volatility	67.2%
Dividend rate	0.0%
Interest rate	1.4%

Stock option activity for the nine months ended October 31, 2013 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Balance, January 31, 2013	5,300,000	$0.18	9.1	$-
Granted	2,935,000	0.18	9.6	-
Cancelled	(1,000,000)	0.21	8.9
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, October 31, 2013	7,235,000	$0.17	9.3	$-

Vested and exercisable - October 31, 2013	5,581,474	$0.17	9.3	$-

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

	Shares	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Balance, January 31, 2013	3,690,000	1.9	$36,900	$0.01
Granted	62,000	1.7	620	0.01
Released	-
Balance, October 31, 2013	3,752,000	1.3	$37,520	$0.01

Awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of October 31, 2013, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under our 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

		Weighted
		Average
		Remaining
		Life
		(Years)

Common stock options	$134,122	0.9

ACO Plan restricted stock	$15,736	1.3

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompany condensed consolidated statement of operations as follows:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Stock-based compensation expense:
Cost of services	$73,767	$440,075	$550,925	$452,584
General and administrative	284,203	1,107,162	1,475,757	1,279,717
	$357,969	$1,547,237	$2,026,682	$1,732,301

Warrants

Warrants consisted of the following as of and for the nine months ended October 31, 2013:

	Aggregate
	Intrinsic	Number of
	Value	warrants
Outstanding at January 31, 2013	$-	2,936,000
Granted	-	209,000
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2013	$-	3,145,000

Exercise Price	Warrants outstanding	Weighted average remaining contractual life	Warrants exercisable	Weighted average exercise price	Expiration
$0.11485	1,250,000	2.75	1,250,000	$0.1149	7/31/2016
$0.11485	250,000	2.75	250,000	$0.1149	7/31/2016
$0.45000	500,000	2.75	500,000	$0.4500	7/31/2016
$0.50000	100,000	3.99	100,000	$0.5000	10/28/2017
$0.45000	825,000	4.25	825,000	$0.4500	1/30/2018
$0.40000	220,000	4.25	220,000	$0.4000	1/31/2018
	3,145,000	3.29	3,145,000	$0.2882

Authorized stock

At October 31, 2013 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 10% Senior Subordinated Callable Convertible Notes, the 8% Senior Subordinated Convertible Promissory Notes, the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at October 31, 2013:

Common stock issued and outstanding	37,977,607
Conversion of 10% Notes	10,883,761
Conversion of 8% Notes	600,000
Conversion of 9% Notes	2,750,000
Warrants outstanding	3,145,000
Stock options outstanding	7,235,000
Remaining shares issuable under 2013 Equity Incentive Plan	2,410,000
65,001,368

9. Commitments and Contingencies

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

Overview

Apollo Medical Holdings, Inc. and its affiliated physician groups (“ApolloMed”, “we”, “our” or the “Company”) are a physician centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. ApolloMed’s businesses operate primarily under risk and value-based contracts with health plans, Independent Physician Associations (“IPAs”), Hospitals and the Centers for Medicare and Medicaid Services’ (“CMS”) Medicare Shared Savings Program. We believe each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans can benefit from better coordinated care. We are positioned to assist and provide “Best in Class” care coordination services to each of these constituents and assist in finding solutions to many of the challenges associated with patient care in the inpatient and outpatient settings.

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

On September 1, 2013 ACC acquired certain assets, excluding working capital, of a medical clinic in Los Angeles, California for total consideration of $225,000 consisting of $100,000 in cash and a promissory note. The Company believes that the acquisition will result in the Company gaining additional expertise and intellectual property in the clinical care area and expand the reach of its Maverick Medical Group IPA.

ApolloMed ACO and ACC are newly formed entities with limited revenues, and will require working capital to fund their operations, which may be substantial. There can be no assurance that the Company will have adequate capital to fund the operations of MMG, ApolloMed ACO, and ACC, or that they will generate sufficient cash flow in the future to fund their operations.

In October 2013 the Company entered into a credit agreement (as amended on December 20, 2013) with a financing entity that provides for the Company to borrow up to $4,000,000 (see Note 5). The Company intends to use the proceeds from the line of credit for retirement of other indebtedness, working capital and general corporate purposes.

Results of Operations

Three months ended October 31, 2013 compared to three months ended October 31, 2012

The Company’s results of operations were as follows for the three months ended October 31:

	2013	2012	Change	Percentage change
Net Revenues	$2,605,231	$1,965,153	$640,078	32.6%
Cost of Services	2,140,615	1,798,957	341,658	19.0%
Gross Profit	464,616	166,196	298,420	179.6%

Operating expenses:
General and administrative	1,271,575	1,598,373	(326,798)	-20.4%
Depreciation	6,528	5,048	1,480	29.3%
Total operating expenses	1,278,103	1,603,421	(325,318)	-20.3%

Loss From Operations	$(813,487)	$(1,437,225)	$623,738	-43.4%

The following table sets forth consolidated statements of operations for the three months ended October 31 stated as a percentage of net revenues:

	% of Net Revenues
	2013	2012

Net Revenues	100.0%	100.0%
Cost of Services	82.2%	91.5%
Gross Profit	17.8%	8.5%

Operating expenses:
General and administrative	48.8%	81.3%
Depreciation	0.3%	0.3%
Total operating expenses	49.1%	81.6%

Loss From Operations	-31.2%	-73.1%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$490,137	New hospital contracts, increased same-market area growth and expansion of hospitalist services with existing medical group clients at new hospitals.
$149,941	Increase in MMG and ACC services

Cost of services are comprised primarily of physician compensation and related expenses. The (increase) decrease was attributable to:
$(570,113)	Increase in physician costs attributable to new physicians hired to support new contracts.
$338,673	Decrease in physician stock-based compensation
$(110,219)	Increase in MMG and ACC services

Cost of services as percentage of net revenues decreased principally due to lower stock-based compensation for the three months ended October 31, 2013.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The Company is also funding initiatives associated with establishment of ApolloMed ACO, MMG, and ACC, which had limited or no revenue for the three months ended October 31, 2013. The (increase) decrease in general and administrative expenses was attributable to:

$783,057	Decrease in stock-based compensation to employees, directors and consultants.
$(98,152)	Increase in board, legal and professional fees to support corporate initiatives.
$(100,523)	Increase in personnel, services and related expenses related to the ACO initiative.
$(110,147)	Increase in administrative personnel and facilities costs to support growth in the business
$(147,438)	Increase in MMG and ACC services

Loss from operations decreased primarily due to a decrease in stock- based compensation, partially offset by an increase in spending associated with the ACO, ACC and MMG initiatives.

	2013	2012	Change
Loss on change in fair value of derivative liabilities	$-	$3,063,144	$(3,063,144)

The decrease in loss on change in fair value of derivative liabilities reflects the change in the fair value of the Company’s derivative liabilities for the three months ended October 31, 2012. The Company did not have derivative liabilities as of October 31, 2013 and July 31, 2013.

	2013	2012	Change

Interest expense	$178,679	$221,239	$(42,560)

Interest expense decreased in 2013 due to higher discount amortization in 2012 as a result of the bifurcation of the derivative liabilities that resulted in additional debt discount and additional discount amortization for the three months ended October 31, 2012, partially offset by higher interest expense as a result of higher borrowings under Notes and Lines of Credit Payable and the 9% Convertible Notes.

	2013	2012	Change

Net loss	$1,014,646	$4,721,401	$(3,706,755)

Net loss decreased primarily due to lower loss from change in fair value of derivatives and lower stock-based compensation, partially offset by increase in spending associated with the ACO, ACC and MMG initiatives.

Nine months ended October 31, 2013 compared to nine months ended October 31, 2012

The Company’s results of operations were as follows for the nine months ended October 31:

	2013	2012	Change	Percentage change
Net Revenues	$7,644,843	$5,246,448	$2,398,395	45.7%
Cost of Services	6,367,501	4,333,289	2,034,212	46.9%
Gross Profit	1,277,342	913,159	364,183	39.9%

Operating expenses:
General and administrative	4,143,622	2,451,778	1,691,844	69.0%
Depreciation	19,566	14,785	4,781	32.3%
Total operating expenses	4,163,188	2,466,563	1,696,625	68.8%

Loss From Operations	$(2,885,846)	$(1,553,404)	$(1,332,442)	85.8%

  The following table sets forth consolidated statements of operations for the nine months ended October 31 stated as a percentage of net revenues:

	% of Net Revenues
	2013	2012

Net Revenues	100.0%	100.0%
Cost of Services	83.3%	82.6%
Gross Profit	16.7%	17.4%

Operating expenses:
General and administrative	54.2%	46.7%
Depreciation	0.3%	0.3%
Total operating expenses	54.5%	47.0%

Loss From Operations	-37.7%	-29.6%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$1,889,226	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
$163,136	Increase in MMG and ACC services.
$346,034	Acquisition of VMM in August 2012.

Cost of services are comprised primarily of physician compensation and related expenses. The increase was attributable to:

$(1,655,242)	Increase in physician costs attributable to new physicians hired to support new contracts.
$(125,976)	Increase in physician stock-based compensation.
$(135,957)	Acquisition of VMM in August 2012.
$(117,037)	Increase in MMG and ACC services.

Cost of services as percentage of net revenues decreased principally due to higher stock-based compensation for the nine months ended October 31, 2013.

General and administrative expenses include all salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The Company is also funding initiatives associated with establishment of ApolloMed ACO, MMG, and ACC, which had limited or no revenue for the nine months ended October 31, 2013. The increase in general and administrative expenses was attributable to:

$(168,405)	Increase in stock-based compensation to employees, directors and consultants.
$(265,592)	Increase in board, legal and professional fees to support the continuing growth of our operations.
$(261,227)	Increase in personnel, services and related expenses related to the ACO initiative.
$(345,782)	Increase in administrative personnel and facilities costs to support growth in the business
$(236,723)	Increase in operating expenses due to the acquisition of VMM in August 2012.
$(248,621)	Increase in MMG and ACC services.
$(165,495)	Increase in other expenses due to business growth.

Loss from operations increased primarily due to the increase in stock- based compensation and an increase in spending associated with the ACO, ACC and MMG initiatives.

	2013	2012	Change
Loss on change in fair value of derivative liabilities	$-	$5,853,855	$(5,853,855)

The decrease in loss on change in fair value of derivative liabilities reflects the change in the fair value of the Company’s derivative liabilities for the nine months ended October 31, 2012. The Company did not have derivative liabilities as of January 31, 2013 and October 31, 2013.

	2013	2012	Change

Interest expense	$476,978	$670,181	$(193,203)

Interest expense decreased due to lower discount amortization in 2013 compared to 2012 as a result of the bifurcation of the derivative liabilities that resulted in additional debt discount and additional discount amortization for the nine months ended October 31, 2012, partially offset by higher interest expense as a result of higher borrowings under Notes and Lines of Credit Payable and the 9% Convertible Notes.

	2013	2012	Change

Net loss	$3,395,878	$8,081,583	$(4,685,705)

Net loss decreased primarily due to lower loss from change in fair value of derivatives, partially offset by higher stock-based compensation, and increased spending associated with the ACO, ACC and MMG initiatives.

Liquidity and Capital Resources

At October 31, 2013, the Company had cash and cash equivalents of $1,012,290 compared to cash and cash equivalents of approximately $1,176,727 at January 31, 2013. At October 31, 2013 the Company has borrowings totaling $ 1,037,743 that mature within one year and $2,500,000 in long-term borrowings (before debt discount).

The Company incurred the following net operating loss and cash from operating activities for the nine months ended October 31, 2013:

Net operating loss	$2,885,846
Cash used in operating activities	$928,745

The Company’s accumulated and stockholders’ deficit at October 31, 2013 was as follows:

Accumulated deficit	$14,418,150
Stockholders' deficit	$1,046,238

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. In October 2013 the Company entered into a credit agreement (as amended on December 20, 2013) with a financing entity that provides for the Company to borrow up to $4,000,000 (see Note 5). The Company intends to use the proceeds from the line of credit for retirement of other indebtedness, working capital and general corporate purposes. The current operating plan indicates that losses from operations may be incurred for all of fiscal 2014. Consequently, we may not have sufficient liquidity necessary to sustain operations for the next twelve months and this raises substantial doubt that we will be able to continue as a going concern. On January 31, 2013 the Company raised through a private placement offering $880,000 of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”) and through July 31, 2013 had raised an aggregate of $1.1 million in gross proceeds (see Note 5). In March, 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and has raised $730,000 during the nine months ended October 31, 2013 (see Note 8). The Company intends to use the net proceeds after issue costs from the 9% Notes and the Equity Offering for working capital and general corporate purposes.

No assurances can be made that management will be successful in achieving its plan. If the Company is not able to raise substantial additional capital in a timely manner, the Company may be forced to cease operations.

Nine months ended October 31, 2013

For the nine months ended October 31, 2013, cash used in operating activities was $928,745. This was the result of net losses of $3,395,878 offset by cash provided by non-cash expenses of $2,329,111 and change in working capital of $138,022. Non-cash expenses primarily include depreciation expense, issuance of shares of common stock for services, stock option compensation expense, amortization of financing costs, and amortization of debt discount.

Cash provided by working capital was due to:

Decrease in Accounts receivable	$106,525
Decrease in Due from affiliates	$898
Decrease in Prepaid expenses and advances	$37,240
Increase in Accounts payable and accrued liabilities	$17,859

Cash used by working capital was due to:

Increase in Other assets	$(24,500)

For the nine months ended October 31, 2013, cash used in investing activities was $113,859 related to the Los Angeles, CA medical clinic acquisition and investment in office and technology equipment.

For the nine months ended October 31, 2013, net cash provided by financing activities was $878,167 related to $730,000 in proceeds from the issuance of common stock and $220,000 in gross cash proceeds from the issuance of 9% Senior Subordinated Convertible Notes, partially offset by $240,000 in distributions to non-controlling interest shareholder and deferred financing costs. Borrowings were used to retire the $500,000 Senior Secured Note payable to SpaGus Apollo, LLC, to fund working capital requirements, and to fund the ACO, ACC and MMG initiatives.

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

Off Balance Sheet Arrangements

As of October 31, 2013, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK

The Company holds lines of credit with variable rate debt aggregating approximately $907,000. The impact of a 1.0% increase in interest rate in our lines of credit would be immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of October 31, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2013.

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

Based on the foregoing material weaknesses, we have determined that, as of October 31, 2013, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $0.40 (the “Equity Offering”), and during the three months ended October 31, 2013 the Company issued 750,000 shares of common stock to various accredited investors for proceeds of $300,000 and during the nine months ended October 31, 2013 the Company issued 1,825,000 shares of common stock to various accredited investors for proceeds of $730,000. The Company will use the proceeds for working capital, to fund the MMG, ACC and ACO initiatives and general corporate purposes.

On April 30, 2013, the Company’s Board of Directors authorized the issuance of 300,000 shares of common stock to Kanehoe Advisors for consulting services, 300,000 shares of common stock to Gary Augusta for consulting services, and 100,000 shares of common stock for other professional services during the three months ended April 30, 2013. The Company issued these shares during the three months ended October 31, 2013.

During the three months ended July 31, 2013 the Company accrued 180,000 shares of common stock for professional services.  The Company issued these shares during the three months ended October 31, 2013.

During the three months ended October 31, 2013, the Company accrued 162,500 shares of common stock for professional services.  These shares were not issued as of, and were recorded as a liability at, October 31, 2013.

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

During the three months ended October 31, 2013, the Company’s Board of Directors authorized the issuance of common stock option awards for 120,000 shares to an employee and consultant. The options vest on various dates through July 31, 2014.

On various dates during the three and nine months ended October 31, 2013, ApolloMed ACO’s Board of Directors approved the issuance of 62,000 shares of ApolloMed ACO restricted common stock under the ApolloMed Accountable Care Organization, Inc. 2012 Equity Incentive Plan to ApolloMed ACO physician participants. The awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On September 30, 2013 Apollo Medical Management, Inc.(“AMM”) entered into an Intercompany Revolving Loan Agreement with ApolloMed Hospitalists, a Medical Corporation (“AMH”) whereby AMM agreed to provide AMH a revolving loan commitment of up to $10 million (“the Loan”).  Interest on the outstanding principal balance under the Loan shall accrue at the greater of 10% per annum or LIBOR rate in effect.  The Loan Agreement terminates, and all borrowings and accrued interest become due on September 30, 2018.

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

10.20
Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated October 15, 2013 (filed as an exhibit to Current Report on Form 8-K dated October 18, 2013 and incorporated herein by reference.)

10.21
Consulting and Representation Agreement between Augusta Advisors, Inc. and Apollo Medical Holdings, Inc. dated November 18, 2013 (filed as an exhibit to Current Report on Form 8-K dated November 22, 2013 and incorporated herein by reference.)

10.22+	Intercompany Revolving Loan Agreement dated as of September 30, 2013, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, a Medical Corporation

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: December 20, 2013	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: December 20, 2013	By:	/s/ Kyle Francis
Kyle Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

