Form 10-K
period 2014-01-31
Apollo Medical Holdings, Inc.
filed 2014-05-08
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT

For the transition period from ___________ to ____________

Commission File No.

000-25809

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8046599
State of Incorporation	IRS Employer Identification No.

700 North Brand Blvd., Suite 220

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

Yes ☐  No☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).

Yes ☒  No☐

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

Yes ☐  No☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTCQB on July 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was $8,073,400. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of July 31, 2013 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of April 30, 2014, there were 49,134,549 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED JANUARY 31, 2014

PART I

Introductory Comment

Unless the context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our”, “Apollo” and similar words are to Apollo Medical Holdings, Inc., and its wholly owned subsidiaries and affiliated medical groups:

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

Disclosure Regarding Forward-Looking Statements - Cautionary Statement

We caution readers that this Report contains “forward-looking statements”. Forward-looking statements, written, oral or otherwise, are based on the Company’s current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as, but not limited to “anticipate,”“could,”“may,”“might,”“potential,”“predict,”“should,”“estimate,”“expect,”“project,”“believe,”“think,”“intend,”“plan,”“envision,”“continue,”“intend,”“target,”“contemplate,”“budgeted,” or “will” and similar words or phrases or comparable terminology. Forward-looking statements involve risks and uncertainties. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause the Company’s business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise made by the Company, will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

Business Overview

Apollo Medical Holdings, Inc. and its managed affiliated physician groups (“ApolloMed”, “we”, “our” or the “Company”) are a physician centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. ApolloMed’s businesses operate primarily under risk and value-based contracts with health plans, Independent Physician Associations (“IPAs”), Hospitals and the Centers for Medicare and Medicaid Services’ (“CMS”) Medicare Shared Savings Program. We believe each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans can benefit from better coordinated care. We are positioned to assist and provide “Best in Class” care coordination services to each of these constituents and assist in finding solutions to many of the challenges associated with patient care in the inpatient and outpatient settings.

The predecessor business to ApolloMed was incorporated in California on November 14, 2006 beginning operations at Glendale Memorial Hospital as a hospital based physician group, and through a reverse merger became a publicly held company in 2008. The Company was organized around the admission and care of patients at inpatient facilities such as a hospital. We have successfully grown our inpatient strategy in a competitive market by providing high quality care for our patients and innovative solutions for our hospital and managed care clients by focusing on improving the inefficiencies associated with inpatient care and reducing readmissions and improving outcomes through better care coordination. Currently, we provide inpatient services at over 28 hospitals and long-term acute care facilities in Los Angeles and Central California where we have contracted with over 50 Hospitals, IPAs and health plans to provide a range of inpatient services including hospitalist, intensivist, physician advisor and consulting services.

In 2012, the Company formed an Accountable Care Organization (“ACO”), ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”), to participate in CMS’ Medicare Shared Savings Program. The ACO program is designed to work together with payors by aligning provider incentives. This alignment of provider incentives is intended to improve quality and medical outcomes for patients across the ACO and achieve cost savings for Medicare. We believe ApolloMed ACO is unique in that it leverages our best in class inpatient and outpatient capabilities. In 2013 ApolloMed formed Maverick Medical Group, Inc. a risk-bearing entity that participates in the Medicare Advantage, HMO-Medicaid and dual eligible markets.

As of April 30, 2014, ApolloMed has developed a network of over 700 hospitalists, primary care physicians and specialist physicians through our owned and affiliated physician groups.

Our Strategic Objectives

•	Patient satisfaction
•	Quality care
•	Cost efficiency

Our Strategy

The principal components of our strategy are to:

•            Engage the patients we serve to help them make better decisions about their healthcare, clinically and economically

•             Employ our medical management and care coordination capabilities to improve the health and well-being of the patients we serve through improved outcomes and reduced inefficiencies in the healthcare delivery chain

•             Work in collaboration at the local level with physicians and other healthcare providers to help them participate in a changing healthcare landscape and provide them the knowledge and IT tools to achieve measurably better quality and lower costs

•             Grow our inpatient business through expansion of services and geographic expansion

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

Inpatient Opportunity

We believe that attractive growth opportunities exist for our hospitalists’ inpatient business due to the increasing need for improved efficiencies in the hospital from both payors and hospital management teams. Our physicians work closely with our partners to improve the care given to patients and their families and enhance how care is coordinated within the hospital and upon discharge of the patient. We have designed programs for some of the largest health plans and hospital chains in California to improve outcomes, reduce overutilization, reduce Medi-Cal denial rates, optimize lengths of stay (LOS), optimize senior and commercial bed-days, improve HCAHPS scores, improve hospital core measures, improve documentation and reduce 30-day readmissions. In addition, our physicians consult with the hospital management teams to assist in Medi-Cal denial reviews, case management and improving discharge management.

Accountable Care Organizations

In March 2010, President Barrack Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established Accountable Care Organizations as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service program, which covers approximately 75% of Medicare recipients, approximately 36 million eligible Medicare beneficiaries. The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. CMS established the Medicare Shared Savings Program (MSSP) to facilitate coordination and cooperation among providers to improve the quality of care for Medicare Fee-For-Service (FFS) beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the Shared Savings Program by creating or participating in an ACO. ACOs receive payment from Medicare on a fee-for-service basis and may receive additional "shared savings" payments or be at-risk for "shared losses" based on an increase or decrease in annual fee-for-service payments to the ACO.

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

We have partnered with primary care physicians and specialists to form ApolloMed ACO, a majority owned subsidiary of ApolloMed, which has been approved by CMS for participation in the Medicare Shared Savings Program. We estimate that our ACO currently includes approximately 700 participating providers in California. We aim to provide enhanced care coordination, population health management, data analytics and reporting, information technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.

Senior Market Opportunity—Medicare Advantage

Medicare Advantage is an alternative to the traditional FFS Medicare program, which permits Medicare beneficiaries to receive benefits from a managed care health plan. Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional FFS Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the members’ risk scores.

Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional FFS Medicare Part B beneficiaries, including additional preventive services, vision, dental and prescription drug benefits, and typically have lower deductibles and co-payments than traditional FFS Medicare.

We believe that significant growth opportunities exist for patient-focused, physician-centric integrated groups in serving the growing senior market. At present, approximately 51 million Americans are eligible for Medicare, the federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program. In 2013 we formed Maverick Medical Group, Inc. an independent physician association and risk-bearing entity that participates in the Medicare Advantage, HMO-Medicaid and dual -eligible markets.

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

A portion of Medicaid beneficiaries are “dual- eligibles”, comprised of low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estimate there are approximately 9 million dual eligible enrollees with annual spending of approximately $320 billion. Only a small portion of the total spending on dual- eligibles is administered by managed care organizations across the US. Dual- eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues. We believe this represents a significant opportunity for companies like ours that have the capabilities to effectively manage this sicker population.

Competition

The healthcare industry is highly competitive. We compete for customers with many other healthcare providers, including local physicians and practice groups as well as local, regional and national networks of physicians and healthcare companies.

In-patient Business

The market for hospitalists within this industry is highly fragmented. The Company faces competition from numerous small inpatient practices as well as large physician groups. Some of our competitors operate on a national level, such as Emcare, Team Health, IPC The Hospitalist Company, DaVita Health Care Partners and may have greater financial and other resources available to them. In addition, because the market for hospitalist services is highly fragmented and the ability of individual physicians to provide services in any hospital where they have certain credentials and privileges, competition for growth in existing and expanding markets is not limited to our largest competitors.

Accountable Care Organizations

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

In June 2012, the United States Supreme Court upheld the constitutionality of the Affordable Care Act, with one limited exception relating to its Medicaid expansion provision. The Supreme Court held that States could not be required to expand Medicaid or risk the loss of federal funding for existing Medicaid programs. Beginning in January 2014, Medicaid coverage was expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, subject to the States' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years, from 2014 through 2016. The federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years.

Geographic Coverage

As of January 31, 2014, through our managed physician practices, we provide hospitalist services at 28 acute-care hospitals and long-term acute care facilities in Los Angeles and the Central Valley of California, and operate four primary care medical clinics in the Los Angeles area. Maverick Medical Group, Inc. (“MMG”) an independent physician association, provides primary and specialist care through its physician members located in the greater Los Angeles area.

Professional Liability and Other Insurance Coverage

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We and our independent physician contractors pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. All of our physicians carry first dollar coverage with limits of coverage with limits of liability equal to $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year.

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

Regulatory Matters

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the U.S. Department of Health and Human Services Office of the Inspector General, or the ("OIG"), the U.S. Department of Justice, Centers for Medicare and Medicaid (“CMS”), and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business.

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

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Affordable Care Act amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of The Affordable Care Act, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

Due to the breadth of the Anti-Kickback Statute’s broad prohibitions, statutory exceptions exist that protect certain arrangements from prosecution. In addition, the OIG has published safe harbor regulations that specify arrangements that also are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements may be subject to scrutiny and prosecution by enforcement agencies. The conduct or business arrangement, however, does increase the risk of scrutiny by government enforcement authorities. We may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payer source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current laws and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Federal Stark Law

The federal Stark Law, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient and outpatient hospital services, clinical laboratory services, certain imaging services, and other items or services that our affiliated physicians may order. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

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

Because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot be certain that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule, CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. There can be no assurance that the arrangements entered into by us with physicians and facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

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

Fee-Splitting and Corporate Practice of Medicine

Some states, including California, have laws that prohibit business entities, such as our Company and its subsidiaries, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians, also known collectively as the corporate practice of medicine, or engaging in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine. The Company operates by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and which employ or contract with additional physicians to provide hospitalist services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations. The California Medical Board, as well as other state regulatory bodies, have taken the position that certain physician practice management agreements that confer too much control over a physician practice violate the prohibition against corporate practice of medicine.

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

Some of the relevant laws, regulations, and agency interpretations in the State of California and other states that have corporate practice prohibitions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities and other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this occurred, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements.  If we were required to restructure our operating structures due to determination that a corporate practice of medicine violation existed, such a restructuring might include revisions of our management services agreements, which might include a modification of the management fee, and/ or establishing an alternative structure.

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

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud provision prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program. As defined in this provision of Title 18, a “healthcare benefit program” can be either a government or private payer plan. violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. The Affordable Care Act amended section 1347 of Title 18 to provide that a person may be convicted under the Health Care Fraud provision even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

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

Other State Healthcare Compliance Provisions

In addition to the state laws previously described, we also are subject to other state fraud and abuse statutes and regulations. Many of the states in which we operate or plan to expand to have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Knox-Keene Act and Other State Insurance Laws

Some of the medical groups and IPAs that have entered into management services agreements with us, have historically contracted with health plans and other payors to receive a per member per month (“PMPM”) or percentage of premium (“POP”) capitation payment for professional (physician) services and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payors separately enter into contracts with hospitals that directly receive payment (either a capitation or fee-for-service payment) and assume some type of contractual financial responsibility for their institutional (hospital) services. In some instances, the Company’s managed medical groups and IPAs have been paid by their contracting payor for the financial outcome of managing the care dollars associated with both the professional and institutional services received by the medical groups’ and IPAs’ members. In the case of institutional services, the medical groups and IPAs have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. Notwithstanding, neither the Company nor any of its managed medical groups or IPAs are contractually obligated to pay claims to any hospitals or other institutions under these arrangements. The California Department of Managed Health Care (“DMHC”) licenses and regulates health care service plans pursuant to the Knox-Keene Act. We do not hold a limited Knox-Keene license. If DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having a limited Knox-Keene license, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Licensing, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since the Company performs services at hospitals and other types of healthcare facilities, it may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and The Joint Commission. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physician organizations to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable health care laws and regulations, including any new laws and regulations or new interpretations of existing laws and regulations.

Professional Licensing Requirements

The Company’s affiliated hospitalists must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs. . Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physician organizations to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable health care laws and regulations, including any new laws and regulations or new interpretations of existing laws and regulations.

Employees

As of January 31, 2014, we had 30 full-time employees. None of our full-time employees is a member of a labor union, and we have never experienced a work stoppage.

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

Risk Relating to Our Business

We might need to raise additional capital, which might not be available.

The Company has historically incurred significant losses, and we may require additional equity or debt financing for additional working capital or to meet our liabilities. In the event of additional financing being unavailable to us, we may be unable to operate or continue in existence, and the price of our common stock may decline and we may be or be made bankrupt.

The Company has a limited operating history that makes it difficult to reliably predict future growth and operating results.

The predecessor to ApolloMed was incorporated on October 18, 2006, and served initially as the management company for our affiliated medical group, ApolloMed Hospitalists. In addition, ApolloMed was awarded its ACO license under CMS’ MSSP in June 2012. ApolloMed has limited experience operating an ACO or managed care organization. Accordingly, we have a limited operating history upon which you can evaluate our business prospects, which makes it difficult to forecast ApolloMed’s future operating results. The evolving nature of the current medical services industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. Our ability to predict growth at any time in the future may be limited.

The growth strategy of the Company may not prove viable and expected growth and value may not be realized.

Our business strategy is to rapidly grow by managing a network of medical groups providing certain hospital-based services and integrated inpatient and outpatient physician network. Where permitted by local law, we may also acquire such medical groups. Identifying quality acquisition candidates is a time-consuming and costly process. There can be no assurance that we will be successful in identifying and establishing relationships with these and other candidates. If the Company is successful in identifying and acquiring other businesses, there is no assurance that it will be able to manage the growth of such businesses effectively.

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

Our success depends to a significant extent on the continued contributions of our key management personnel, including our Chief Executive Officer, Warren Hosseinion, M.D., for the management of our business and implementation of our business strategy. We have entered into employment agreements with Dr. Hosseinion and we hold a $5 million key man life insurance policy. The loss of Dr. Hosseinion or other key management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•	federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•	provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA and HITECH limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients , or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•	provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes , that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse , and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

ApolloMed’s operations are dependent on a few payors and hospital contracts

For the year ended January 31, 2014 the Company had three payors, including hospital contracts, that represented approximately 48% of consolidated revenues, The Company expects that, going forward, substantially all of its revenue will continue to be derived from these and other payors. Each payor may immediately terminate any of our contracts and/or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms, for any reason, would materially and adversely affect our results of operations and financial condition. A material decline in the number of members could also have a material adverse effect on our results of operations.

Risk-sharing arrangements that Maverick Medical Group, Inc. has with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability

MMG’s agreements with health plans contain risk-sharing arrangements under which MMG can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby worsening our consolidated results of operations. Under these risk-sharing arrangements, MMG is responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of MMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient, and inflation. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and MMG are responsible for, which could reduce our revenues and profitability.

Providers in the healthcare industry are the subject of federal and state investigations, as well as payor audits.

Due to our participation in government and private healthcare programs, we are sometimes involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts that include investigations of healthcare companies, and their executives and managers. Under certain circumstances, these investigations can also be initiated by private individuals under whistleblower provisions which may be incentivized by the possibility for private recoveries. The DRA revised federal law to further encourage these federal, state and individually-initiated investigations against healthcare companies.

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

We do not have a limited Knox-Keene License.

We do not hold a limited Knox-Keene license. If DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having a limited Knox-Keene license, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our revenue may be negatively impacted by the failure of our affiliated hospitalists to appropriately document services they provide.

We rely upon our affiliated hospitalists to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement to us is conditioned on our affiliated hospitalists providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided, and the medical necessity for the services. If our affiliated hospitalists have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.

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

Compliance with federal and state privacy and information security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of patient health information (“PHI”), including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Therefore, new privacy or security laws, whether implemented pursuant to federal or state action, could have a significant effect on the manner in which we handle healthcare-related data and communicate with payors. In addition, compliance with these standards could impose significant costs on us or limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent security and privacy breaches, they may still occur. If any non-compliance with existing or new laws and regulations related to PHI results in privacy or security breaches, we could be subject to monetary fines, civil suits, civil penalties or even criminal sanctions.

As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical or physical safeguards to protect PHI. We may incur significant costs in order to demonstrate and document whether there is a low probability that the PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities, and, in some cases, the media in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by any such breach.

Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.

Each time a new affiliated hospitalist joins us, we must enroll the affiliated hospitalist under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the hospitalist renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated hospitalists in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow and revenues.

We may face malpractice and other lawsuits that may not be covered by insurance.

Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liability for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated hospitalists, may also share in the full liability which may be substantial.

We currently maintain liability insurance coverage to cover professional liability and other claims. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists, and we cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

We have established reserves for potential medical malpractice liability losses which are subject to inherent uncertainties and a deficiency in the established reserves may lead to a reduction in our net income.

Our professional liability insurance policy is written on a claims-made basis providing first dollar coverage up to our policy limits on new claims reported in the policy period. We record estimates for our liabilities, on an undiscounted basis, for claims incurred and reported and claims incurred but not reported during the policy period, based on actuarial loss projections using historical loss patterns. These insurance reserves are inherently subject to uncertainty as they could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While claims are monitored closely when estimating reserves, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in these estimates. The unpredictable nature of the reporting of claims could result in significant fluctuations in the loss estimate from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. If subsequent actual paid claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our future net income.

Competition for hospitalists is intense, and we may not be able to hire and retain hospitalists to provide services.

We are dependent on our affiliated hospitalists to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to contract locum tenens physicians or to increase hospitalist compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new hospitalists with the expertise necessary to provide services within our business and our ability to renew contracts with existing hospitalists on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our hospitalist turnover rate has remained stable over the last three years. If the turnover rate were to increase significantly, our growth could be impeded.

We may not make appropriate acquisitions, may fail to integrate them into our business, and/or these acquisitions may alter our current payor mix.

Our business is partially dependent on locating and acquiring or partnering with medical practices or individual physicians to provide hospitalist services. As part of our acquisition strategy, we regularly review potential acquisition opportunities. We believe that there continue to be a number of acquisition opportunities that would be complementary to our business. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisitions would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot successfully complete and efficiently integrate those acquisitions that we identify, we will not be able to realize the benefit of this part of our growth strategy. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

•	We may not be able to identify suitable acquisition candidates or strategic opportunities or successfully implement or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs.

•	We may be unable to successfully and efficiently integrate completed acquisitions, including our recently completed acquisitions and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, failure to retain payor contracts and failure of the acquired practice to be financially successful.

•	We cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired businesses. Also, depending on the location of the acquisition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•	We may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. Depending upon the nature of the local healthcare market, we may not be able to implement our business model, which may negatively impact our revenues and profitability.

•	If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may increase our acquisition costs.

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

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on the SGR. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual Medicare Physician Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. GDP, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict. Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. However, there is no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future.

Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the GPCI. If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. President Obama signed the “Protecting Access to Medicare Act of 2014” (Public Law No. 113.93) into law on April 1, 2014. Notable provisions included the Medicare Work Geographic Practice Cost Index (GPCI) Floor (§102). This provision provides a one-year extension of the Medicare GPCI floor through March 31, 2015, increasing physician reimbursement rates in primarily rural areas. However, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (sequestration) in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers are not exempt. The BCA did, however, provide that the Medicare cuts to providers would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, with cuts going into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2013 extended the two percent sequestration for Medicare for another two years, through 2023.

In fact, the situation with the federal budget remains in flux. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased the majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. After extending the government funding expiration date to January 18, 2014, Congress passed a $1.1 trillion spending bill that was signed into law on January 17, 2014 and funds the government through September 30, 2014. However, this new law is a temporary measure that does not resolve the debt-limit issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts.

The magnitude of Medicare cuts that may be made through budget agreements is unclear, including with respect to physician reimbursement. However, under our provider compensation plan, any decrease in reimbursement rates would reduce our physician incentive payments. For example, the BCA’s automatic two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists could reduce our net income.

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

If we inadvertently employ or contract with an excluded person, we may face government sanctions.

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the individual retains other licensure. This means that they (and all others) are prohibited from receiving payment for their services rendered to Medicare or Medicaid beneficiaries, and if the excluded individual is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil monetary penalties if they do. The OIG maintains a list of excluded individuals and entities. Although we have instituted policies and procedures through our compliance program to minimize the risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that any of our current employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties and the hospitals at which we furnish services also may be subject to repayments and sanctions, for which they may seek recovery from us.

The hospitalist industry is competitive.

There are other companies and individuals currently providing hospitalist services. We compete directly with national, regional and local providers of inpatient healthcare, and other companies could enter the market in the future and divert some or all of our business. On a national basis our competitors include Team Health and Envision, each of which may have greater financial and other resources available to them. We also compete with hospitalist groups and privately-owned hospitalist companies in each of our local markets. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Since there are virtually no capital expenditures required to enter the industry, there are few financial barriers to entry. Individual physicians, physician groups and companies in other healthcare industry segments, including hospitals with which we have contracts, some of which have greater financial, marketing and staffing resources, may become competitors in providing hospitalist services and this competition may have a material adverse effect on our business operations and financial position.

Because patients do not typically select their hospitalists, we are completely reliant on referrals from third parties.

Our business is based on referrals for our services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation or other remuneration to our referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about the quality of our services, and other factors could result in a significant decrease in our revenues and adversely impact our financial condition. Similarly, we cannot assure that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. If we are unable to maintain our referral base or our preferred provider status with significant third-party payors, it may negatively impact our revenues and our financial performance.

Hospitals and other inpatient and post-acute care facilities (collectively “facilities”) may terminate their agreements with us or reduce the fees they pay us.

We currently derive approximately 81% of our net revenue for hospitalist services from contracts directly with facilities. Our current partner facilities may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our practice groups to operate at such facilities, which would negatively impact our revenue and profitability.

Some of the hospitals where our affiliated hospitalists provide services may have their medical staff closed to non-contracted hospitalists.

In general, our affiliated hospitalists may only provide services in a hospital where they have certain credentials, called privileges, which are granted by the medical staff and controlled by legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges, and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted hospitalists can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated hospitalists who could provide services, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for hospitalist services, which would reduce access to certain populations of patients within the hospital.

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

Certain federal and state laws may limit our effectiveness at collecting monies owed to us from patients.

We utilize third parties to collect from patients any co-payments and other payments for services that our hospitalists provide to patients. The federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of the hospitals and other facilities where our hospitalists provide services. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations and result in potential violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance our existing management information systems or implement new management information systems where necessary. Additionally, we may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems. Our management information systems may require modifications, improvements, or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing these systems. Our failure to successfully implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations. Further, our failure to successfully operate our billing systems could lead to potential violations of healthcare laws and regulations.

We may incur significant costs if we are required to adopt certain provisions under the Health Information Technology for Economic and Clinical Health Act.

HITECH was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. Among the many provisions of HITECH are those relating to the implementation and use of certified Electronic Health Records (EHRs). Our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate. However, if we are required to adopt the use of  EHRs utilized by these healthcare facilities, determine to adopt certain EHRs, or comply with any related provisions of HITECH, we may incur significant costs which could have a material adverse effect on our business operations and financial position.

The terms of our debt agreement could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our existing secured debt agreement contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt agreement includes covenants that generally:

•	do not allow us to borrow additional amounts without the approval of our lender;

•	require us to obtain the consent of our lender for acquisitions of $500,000 or more and grant security interests in newly-acquired companies;

•	do not allow us to dispose of assets ; and

•	require us to not impair our lender’s security interests in our assets.

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

The SEC has adopted Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

·	a broker or dealer to approve a person's account for transactions in penny stocks; and

·	a broker or dealer receives a written agreement for the transaction from the investor , setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Our common stock is quoted on the OTCQB. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or a New York Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares

We may write off intangible assets, such as goodwill.

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

The Company’s business and operations are currently limited to one state, California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery and reimbursements could produce an adverse effect on the continued business operations of Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters is located at 700 North Brand Boulevard, Suite 220, Glendale, California 91203. The lease on our present corporate headquarters expires on January 14, 2017. We believe our present facilities are not adequate to meet our needs as we grow and we may need to lease additional space to accommodate growth, if it occurs.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTCQB under the symbol "AMEH". Following is a table presenting the closing sale prices for a share of our common stock by fiscal quarter for the fiscal years 2014 and 2013

	High	Low
Fiscal Year ended January 31, 2014
First Quarter	$0.65	$0.65
Second Quarter	0.75	0.75
Third Quarter	0.60	0.60
Fourth Quarter	10.01	0.50

	High	Low
Fiscal Year ended January 31, 2013
First Quarter	$0.19	$0.09
Second Quarter	0.63	0.10
Third Quarter	0.63	0.20
Fourth Quarter	1.38	0.47

Stockholders

As of April 30, 2014, as reported by the Company’s stock transfer agent, there were approximately 350 holders of record of our common stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Dividends

To date we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and agreements as of January 31, 2014, including our 2010 Equity Incentive Plan (as amended) and our 2013 Equity Incentive Plan. The material terms of each of these plans and agreements are described in the notes to our January 31, 2014 consolidated financial statements, which are part of our Annual Report on Form 10-K for the year ended January 31, 2014. Each of these plans was approved by our stockholders.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected)
Equity compensation plans approved by stockholders	7,358,000	$0.17	1,818,000
Equity compensation plans not approved by stockholders	-	-	-
Total	7,358,000	$0.17	1,818,000

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Apollo Medical Holdings, Inc. and its affiliated physician groups are a physician centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. As of April 30, 2014, ApolloMed’s physician network consisted of over 700 hospitalist, primary care and specialist physicians primarily through our owned and affiliated physician groups.

Recent Developments

On January 31, 2013, the Company raised in a private placement offering of $880,000 in par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”). The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $0.40 per share of Common Stock, subject to adjustment for stock splits, stock dividends and reverse stock splits, and is callable in full or in part by the Company at any time after January 31, 2015. The holders of the 9% Notes received warrants to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.45 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends which are exercisable at any date prior to January 31, 2018. The Company used the net proceeds (after issuance costs) of approximately $776,000 for general corporate purposes. During the year ended January 31, 2014, the Company issued additional units of the 9 % Notes for aggregate proceeds of $220,000 and warrants to purchase the Company’s common stock aggregating 165,000 shares. In addition, the Company issued 44,000 warrants to the placement agent associated with these additional proceeds.

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $ 0.40 (the “Equity Offering”), and during the year ended January 31, 2014, the Company issued 1,825,000 shares of common stock for proceeds of $730,000.

On December 20, 2013, the Company entered into a Settlement Agreement and Release (collectively, the “Settlement Agreements”) with each of the holders of 10% Notes to the First Amendment (each, a “Holder” and, collectively, the “Holders”), some or all of whom also hold other securities of the Company. Under the Settlement Agreements, the Company agreed to redeem for cash and or convert into shares of the Company’s Common Stock the Holders’ 10% Notes. Under the Settlement Agreements, in the aggregate, the Company redeemed and converted $1,250,000 in original principal amount of the 10% Notes, plus accrued interest thereon, for total cash payments of approximately $729,000 (including related accrued interest), and total issuances of 8,812,362 shares of the Company’s common stock (the “Conversion Shares”).

On October 15, 2013, the Company entered into a $ 2.0 million secured revolving credit facility (the “Credit Agreement”) with NNA of Nevada, Inc.(the “Lender” or “NNA”). The Company and its subsidiaries are guarantors of the Company’s obligations under the Credit Agreement. Loans drawn under the Credit Agreement are secured by all of the assets of the Company and its subsidiaries, including a security interest in the deposit accounts of the Company and its subsidiaries and a pledge of the shares in the Company’s subsidiaries. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to the sum of (i) three month LIBOR and (ii) six percent (6.24% at January 31, 2014). Interest is payable on the last business day of each successive month, in arrears, commencing October 31, 2013, and at each month-end thereafter. The Credit Agreement requires the Company to pay the Lender a facility fee, on the last business day of each month, at a per annum rate of 1.0 % of the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Credit Agreement matures June 30, 2014. The Company incurred direct costs related to the Credit Agreement aggregating $ 119,500 which were accounted for as deferred financing costs and are amortized using the straight line method to interest expense over the term thereof. On December 20, 2013, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2.0 million to $4.0 million. The proceeds of the Amended Credit Agreement were used by the Company to repay the $ 500,000 senior secured note (the “Senior Secured Note”) to SpaGus Apollo,LLC, and were used to pay or repay certain of the Company’s 10 % Notes, to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Company entered into a new arrangement with NNA on March 28, 2014.

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

The Medicare program reimburses for our services based upon the rates set forth in the annually updated Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the Sustainable Growth Rate (SGR). Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. On December 10, 2013, the Centers for Medicare and Medicaid Services (CMS) published its final Medicare Physician Fee Schedule for calendar year 2014. We are currently evaluating the impact of this proposed Medicare Physician Fee Schedule on our financial position, results of operations and cash flows.

The annual Medicare Physician Fee Schedule update, based on the SGR, is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

Congress has repeatedly intervened to delay the implementation of the negative SGR payment update. With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the 20.1 percent cut that was to occur was replaced with a 0.5 percent increase for services provided through March 31, 2014. However, there is no guarantee that Congress will continue to postpone implementation of the negative SGR payment in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a permanent change in the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist.

Another provision that affects physician payments is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. This concerns the “work” component of the Geographic Practice Cost Indices (GPCI). If Congress does not block this adjustment, payments would be decreased to any geographic area with an index of less than 1.0. President Obama signed the “Protecting Access to Medicare Act of 2014” (Public Law No. 113.93) into law on April 1, 2014. Notable provisions included the Medicare Work Geographic Practice Cost Index (GPCI) Floor (§102). This provision provides a one-year extension of the Medicare GPCI floor through March 31, 2015, increasing physician reimbursement rates in primarily rural areas. However, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments we receive for physician services.

The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That Committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts in various federal programs were scheduled to take place, beginning in January 2013. The American Taxpayer Relief Act of 2012 again delayed implementation of the BCA’s automatic cuts until March 1, 2013, and on March 1, 2013, President Obama signed a sequestration order that triggered the BCA’s automatic cuts, including a two percent cut in Medicare payments to providers that was implemented effective April 1, 2013 through 2021. Additionally, the Bipartisan Budget Act of 2013 extended sequestration for Medicare for another two years, through 2023. This two percent net reduction in Medicare reimbursement rates for the codes applicable to the services performed by our affiliated hospitalists may reduce our net revenue.

Several rules recently released by CMS are likely to also have implications on provider reimbursement. For example, on August 19, 2013, CMS published a final rule establishing that Medicare Part A payment for hospital inpatient services provided is generally inappropriate when a patient enters a hospital for a surgical procedure that is not specified by Medicare as inpatient only and the physician expects the patient to stay in the hospital for less than two midnights. In addition, on December 10, 2013, in its final Medicare Physician Fee Schedule for calendar year 2014, CMS finalized its proposal to, among other things, increase the number of quality measures that eligible professionals must report for claims- and registry-based reporting to receive the incentive payments and adjustments available under the Physician Quality Reporting System (PQRS). The impact of such modified measures on PQRS-based payment adjustments for hospitalists cannot be determined at this time.

In addition to these regulatory changes affecting government reimbursement for health care services, the current instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. On January 17, 2014, President Obama signed into law a $1.1 trillion spending bill that funds the government through September 30, 2014. However, this new law is a temporary measure that does not resolve the debt-limit issue, and the Medicare program is frequently mentioned as a target for spending cuts.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA) was enacted. The ACA includes a number of provisions that may affect our Company, although the impact of many of the changes will be unknown until they are finally implemented, which in some cases will not occur for a couple of years. The impact of some of these  provisions have already proven to be positive, such as the Primary Care Incentive Payment Program (PCIP), which makes a ten percent Medicare bonus payment for primary care services (including outpatient and nursing home visits) furnished on or after January 1, 2011 and before January 1, 2016 to primary care practitioners for whom primary care services represented a minimum of 60 percent of Medicare allowed charges in a prior period, and the increase in Medicaid rates up to the level of Medicare rates (Medicaid parity) in 2013 and 2014 for primary care services. Another positive provision is the expected expansion in the number of individuals with health insurance starting in January 2014.

The impact of other provisions is unknown at this time, such as the establishment of an Independent Payment Advisory Board—designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets—which the U.S. Department of Health and Human Services generally would be required to implement unless Congress enacts superseding legislation. Fraud and abuse penalty increases and the expansion in the scope of the reach of the federal False Claims Act, and other government enforcement tools, may adversely impact entities in the healthcare industry, including our Company.

The impact of certain provisions will depend upon the ultimate method of implementation. For example, the ACA requires HHS to develop a budget neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule for physicians or groups of physicians that is linked to quality of care furnished compared to cost. CMS has continued to implement the modifier through the Medicare Physician Fee Schedule rulemaking for 2014, by, among other things, finalizing its proposal to apply the value-based payment modifier to groups of physicians with 10 or more eligible professionals in calendar year 2016 and to expand the modifier to all physicians in calendar year 2017. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The Bundled Payments for Care Improvement Initiative is currently underway and assesses four models of care linking payments for multiple services provided to beneficiaries during an episode of care. The impact of these projects on our Company cannot be determined at this time.

Professional Liability Rates

Medical malpractice insurance premium rates are affected by a variety of factors both internal, including our own loss experience and the associated defense costs, and external such as medical malpractice loss experience for internal medicine physicians, which varies greatly across different regions. Other factors include varying state laws covering tort reform, the local climate for large jury awards, the rate of investment income and reinsurance costs, all of which can result in wide variations in premium rates not only from region to region, but also from year to year. Although our malpractice premium rates have remained relatively stable over the last three years, the factors discussed above could lead to variations in future costs.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and meaningfully present our financial condition and results of operations.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Principles of Consolidation

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

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its subsidiaries AMM, ApolloMedACO, PCCM, VMM, Aligned Healthcare, Inc. (“AHI”) and PPCs managed under long-term management service agreements including AMH, MMG, ACC, LALC and Hendel. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PCCs, except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

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

Contracted revenue represents revenue generated under contracts in which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contracted revenue represented approximately84% of our revenues in the year ended January 31, 2014. Contracted revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contracted revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contracted revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective arrangement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services provided.

The Company through its subsidiary, ApolloMed ACO, participates in the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated by CMS on cost savings generated by the ACO participant based on a trailing 24 month medical service history. The MSSP is a newly formed program with no history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until cash payments from CMS are received. For the years ended January 31, 2014 and 2013, the Company recorded no revenue related to the MSSP.

Medical Liability Costs

The Company is responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. The Company provides integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are also recorded in cost of services.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical payables include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”) . Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, insurance companies, and amounts due from hospitals and patients. Accounts receivable are recorded and stated at the amount expected to be collected.

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

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, directors and consultants. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future. The Company accounts for the unvested portion of the related stock-based purchases expense as prepaid consulting. Prepaid consulting is amortized to stock-based compensation expense over the vesting period.

Goodwill and Other Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

At least annually, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The fair value is evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (i.e., fiscal year-end).

At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

Recently Adopted Accounting Principles

See Note 2 to the Consolidated Financial Statements for information regarding recently adopted accounting principles.

Results of Operations and Operating Data

Year Ended January 31, 2014 vs. Year Ended January 31, 2013

	2014	2013	Change	Percentage change
Net revenues	$10,484,305	$7,776,131	$2,708,174	34.8%
Cost of services	9,076,213	6,316,164	2,760,049	43.7%
Gross profit	1,408,092	1,459,967	(51,875)	-3.6%

Operating expenses:
General and administrative	5,286,610	3,517,536	1,769,074	50.3%
Depreciation	31,361	20,918	10,443	49.9%
Total operating expenses	5,317,971	3,538,454	1,779,517	50.3%

Loss from operations	$(3,909,879)	$(2,078,487)	$(1,831,392)	88.1%

	% of Net revenues
	2014	2013

Net revenues	100.0%	100.0%
Cost of services	86.6%	81.2%
Gross profit	13.4%	18.8%

Operating expenses:
General and administrative	50.4%	45.2%
Depreciation	0.3%	0.3%
Total operating expenses	50.7%	45.5%

Loss from operations	-37.3%	-26.7%

Net revenues comprise net billings under the various fee structures from health plans, medical groups/IPAs and hospitals, and income from service fee agreements. The increase was attributable to:

$1,935,681	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
$145,505	Increase in MMG services due to increase in patient lives.
$284,353	Acquisition of medical clinics in fiscal 2014.
$342,635	Acquisition of VMM in August 2012.

Cost of services primarily comprise physician compensation and related expenses. The increase was attributable to:

$(1,954,087)	Increase in physician costs attributable to new physicians hired to support new contracts.
$(66,192)	Increase in physician stock-based compensation.
$(114,575)	Acquisition of VMM in August 2012.
$(279,652)	Increase in MMG and ACC services.
$(345,543)	Acquisition of medical clinics in fiscal 2014

Cost of services as a percentage of net revenues increased principally due to a mix of newly acquired primary care clinic service lines and the launch of Maverick Medical Group IPA in fiscal 2014.

General and administrative expenses comprise all salaries, benefits, supplies and operating expenses, including billing and collections functions, and the Company’s corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The increase was attributable to:

$(323,804)	Increase in board, legal and professional fees to support the continuing growth of our operations.
$(333,877)	Increase in personnel, services and related expenses related to the ACO initiative.
$(464,885)	Increase in administrative personnel and facilities costs to support growth in the business
$(97,393)	Increase in operating expenses due to the acquisition of VMM in August 2012.
$(420,554)	Increase in personnel and practice management fees to support growth in the MMG IPA.
$(70,999)	Increase in stock-based compensation to employees, directors and consultants
$(57,561)	Increase in other expenses due to business growth.

Loss from operations increased primarily due to spending on the MMG and ACO initiatives.

The decrease in loss on change in fair value of derivative liabilities reflects the change in the fair value of the Company’s derivative liabilities as follows:

	2014	2013	Change
Loss on change in fair value of derivative liabilities	$-	$5,853,855	$(5,853,855)

Interest expense decreased compared to 2013 due to higher discount amortization as a result of the bifurcation of the derivative liabilities that resulted in additional debt discount and additional discount amortization for the year ended January 31, 2013, partially offset by higher interest expense as a result of higher borrowings under Notes and Lines of Credit Payable and the 9% Convertible Notes.

	2014	2013	Change

Interest expense	$679,184	$930,176	$(250,992)

Net loss decreased primarily due to a lower loss on change in fair value of derivative liabilities and lower interest expense, partially offset by increase in spending associated with the ACO, MMG and ACC medical clinics.

	2014	2013	Change
Net loss	$4,558,874	$8,904,564	$(4,345,690)

Liquidity and Capital Resources

The Company had $1,451,407 in cash and cash equivalents at January 31, 2014. To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. In October 2013, the Company entered into a credit agreement (as amended on December 20, 2013) with NNA of Nevada, Inc. (“NNA”) that provided for the Company to borrow up to $4,000,000. On March 28, 2014, the Company subsequently entered into an equity and debt arrangement with NNA to provide $12,000,0000 that included a $2,000,000 investment in Company common stock, $8,000,000 in term and revolving loans, and a $2,000,000 convertible note commitment. The Company intends to use the proceeds from NNA to refinance its existing indebtedness under the prior NNA $4,000,000 credit agreement, and for working capital and acquisitions. Prior to that, the Company sold 1.8 million shares of its common stock in a private placement at a price per share of $ 0.40 for aggregate proceeds of $730,000 during the fiscal year ended January 31, 2014. In addition, the Company raised through a private placement offering gross proceeds of $1,100,000 in par value 9 % Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”).

Year ended January 31, 2014

For the year ended January 31, 2014, net cash used in operations was $1,478,205. This was substantially the result of net losses of $4,558,874, partially offset by cash provided by non-cash expenses of $2,581,365 and change in working capital of $524,087. Non-cash expenses primarily include depreciation expense, bad debt expense, and stock-based compensation expense, amortization of financing costs, and amortization of debt discount.

Cash provided by working capital was due to:

Decrease in Accounts receivable, net	$72,916
Decrease in Due from affiliates	$4,049
Decrease in Prepaid expenses and advances	$19,084
Increase in Accounts payable and accrued liabilities	$455,738

Cash used by working capital was due to:

Increase in Other assets	$(27,700)

For the year ended January 31, 2014, cash used in investing activities was $272,931 related primarily to the acquisition of three primary care medical clinics.

For the year ended January 31, 2014, net cash provided by financing activities was $2,025,816 related to $2,811,878 in proceeds from the NNA Credit Agreement, $730,000 in proceeds from the issuance of common stock, $220,000 in proceeds from the issuance of 9% convertible notes, partially offset by $707,911 in cash payments to note holders in connection with 10% convertible note redemption, $530,000 repayment of the senior secured note, $240,000 in distributions to non-controlling interest (LALC), and $258,511 in debt issuance costs related to the NNA Credit Agreement. Borrowings were used primarily to fund repayment of indebtedness, working capital requirements and technology investments.

Year ended January 31, 2013

For the year ended January 31, 2013, net cash provided by operations was $57,956. This was substantially the result of net losses of $8,904,564, offset by cash provided by non-cash expenses of $8,770,753 and working capital of $191,767. Non-cash expenses primarily include depreciation expense, bad debt expense, issuance of shares of common stock for services, stock option compensation expense, amortization of financing costs, amortization of debt discount, and loss on change in fair value of derivative liabilities.

Cash provided by working capital was due to:

Increase in Accounts payable and accrued liabilities	$764,208
Decrease in Other assets	$7,020
Decrease in Due from affiliates	$5,504

Cash used by working capital was due to:

Increase in Prepaid expenses and advances	$(23,666)
Increase in Accounts receivable	$(548,899)
Decrease in Due to Officers	$(12,400)

For the year ended January 31, 2013, cash used in investing activities was $31,865 related to $45,799 in investments in a new billing system, investment in ACO-related office and technology equipment, partially offset by the acquisition of VMM.

For the year ended January 31, 2013, net cash provided by financing activities was $986,095 related to $500,000 in proceeds from the Senior Secured Note, $775,581 in net proceeds from the issuance of 9% Senior Subordinated Convertible Notes, and $94,765 from other borrowings, partially offset by $400,000 in distributions to non-controlling interest (LALC). Borrowings were used primarily to fund working capital requirements and technology investments.

Debt Agreements

The following is an overview of the Company's total outstanding debt obligations as of January 31, 2014:

			January 31,
Description of Debt	Lender Name	Interest Rate	2014

Line of credit	NNA of Nevada, Inc.	3 mo. LIBOR + 6.0%	$2,811,878
Non- interest bearing seller notes	Various	-	272,050
8% Senior Subordinated Convertible Promissory Notes due February 1, 2015	Various	8.00%	150,000
9% Senior Subordinated Convertible Notes due February 15, 2016	Various	9.00%	950,522
Line of Credit	Union Bank	7.75%	94,765
			$4,279,215

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of or for the year ended January 31, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended January 31, 2014 are included in this annual report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at January 31, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective, at a reasonable assurance level, in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required. For a discussion of the reasons on which this conclusion was based, see “Management’s Report on Internal Control over Financial Reporting” below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of January 31, 2014.

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

Based on the foregoing material weaknesses, we have determined that, as of January 31, 2014, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realigning responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended January 31, 2014) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title
Warren Hosseinion, M.D.	41	Chief Executive Officer, Director
Kyle Francis	40	Executive Vice President and Chief Financial Officer
Gary Augusta	47	Executive Chairman, Director
Mark Meyers	63	Chief Strategy Officer, Director
Ted Schreck	68	Chairman, Director
Suresh Nihalani	61	Director
Mitch Creem	54	Director
David Schmidt	66	Director

Warren Hosseinion, M.D. Dr. Hosseinion has been a director and our Company’s Chief Executive Officer since July 2008. In 2001, Dr. Hosseinion founded ApolloMed Hospitalists in Los Angeles with Dr. Adrian Vazquez. Dr. Hosseinion received his medical degree from Georgetown University. Dr. Hosseinion's qualifications to serve on our Board of Directors include his position as our chief executive officer since the inception of the Company, his background as founder of the Company and leading physician within the medical community in Los Angeles. In addition, Dr. Hosseinion is currently a practicing hospitalist physician and brings to our Board of Directors and our Company a depth of understanding of physician culture and strong knowledge of the healthcare market.

Kyle Francis. Mr. Francis has been our Chief Financial Officer since December 31, 2010. From September 2008 to December 2010, Mr. Francis served as the Executive Vice President of Business Development and Strategy. Mr. Francis will continue to serve in that function as well as Chief Financial Officer. From April 2000 to September 2008, he was a member of the Healthcare Services Investment Banking Division of Oppenheimer & Co. and CIBC World Markets. From August 1999 to April 2000, Mr. Francis worked for Enron Corporation in various capacities. Mr. Francis holds a Bachelor of Commerce with a major in finance and accounting degree from McGill University.

Mark Meyers. Mr. Meyers was been our Chief Strategy Officer and a member of our Board of Directors since October 2012. From March 2010 until September 2012, he served as Senior Vice President of Operations for Dignity Health's Los Angeles Service Area while continuing to serve as President of Glendale Memorial Hospital and Health Centers, a position he was appointed to in March 2009. From 2001 to 2009, Mr. Meyers was President of California Hospital Medical Center, a 316-bed Dignity facility in Downtown Los Angeles which serves as a Level II trauma center. From 1987 to 2001 he worked for Tenet Healthcare Corporation or in hospital corporations that were acquired by Tenet, serving as CEO for several hospitals, including Garden Grove Hospital in Garden Grove, California, Western Medical Center in Anaheim, California, Coastal Communities Hospital in Santa Ana, California, Doctors Hospital of Santa Ana and Santa Ana Hospital Medical Center and Florida Medical Center, a 460-bed hospital in Broward County, Florida. Mr. Meyers received a Bachelor of Science in Psychology from the University of Pittsburgh and a MPH from the University of Pittsburgh's Graduate School of Public Health. Mr. Meyer’s qualifications to serve on our Board of Directors include over 36 years of experience working as a senior executive in the healthcare industry.

Ted Schreck. Mr. Schreck was appointed to the Board in February 2012. From 2009 to 2012 Mr. Schreck was retired. From 2006 to 2008 he served as a consultant for the Legacy Health System, based in Portland, OR, which operates six hospitals, a research institute, and a network of clinics. From 1998 to 2006, he served as an executive with Tenet Healthcare including as CEO of USC’s Private Practice Hospitals, Regional Vice President of Operations for Los Angeles-area hospitals, and finally as Senior Vice President. From 1973 to 1988 he served with St. Joseph Health System, as CEO of Santa Rosa General Hospital and Senior Vice President of Santa Rosa Memorial Hospital. Schreck also served as the CEO of the Eden Township District Hospitals from 1992 to1998, and CEO of Delta Memorial Hospital from 1988-1992. He holds a BA degree from UCLA and Doctorate from USC. Mr. Schreck’s qualifications to serve on our Board of Directors include over 30 years of corporate experience working as a senior executive in the healthcare industry.

Suresh Nihalani. Mr. Nihalani joined the Company’s Board of Directors in October 2008. Mr. Nihalani currently serves as a business consultant and advisor currently involved with many early stage ventures in the area of cloud computing, data centers, next generation storage and 4G backhaul wireless radios, consulting them in technology direction, business development and strategic business planning since 2008.. Mr. Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. From 1996 to 2001, he co-founded and served as CEO of Accelerated Networks. Prior to that he co-founded ACT Networks where he held various executive level positions. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology. Mr. Nihalani’s qualifications to serve on our Board of Directors include over 35 years of corporate experience working as a senior executive and director with both public and private organizations.

Gary Augusta. Mr. Augusta joined the Company’s Board of Directors in March 2012 and has been our Executive Chairman since October 2013. In addition to Board responsibilities, Mr. Augusta focuses on capital and corporate development for the company. Mr. Augusta also serves as President of SpaGus Ventures LLC and SpaGus Capital Partners, growth funds that invest in healthcare and technology companies since January 2010. From March 2004 to December 2009, Mr. Augusta was President and CEO of OCTANe, an innovation development company. From June 1994 to March 2000, he was a Consultant and Principal for, AT Kearney, a leading consulting firm. From March 2001 to January 2004 he served as Corporate Development/ M&A Officer for Fluor Inc., a Fortune 500 company. He earned a BS in Mechanical Engineering from the University of Rhode Island and a Master of Science and Management (MSM) from Georgia Tech. Mr. Augusta’s qualifications to serve on our Board of Directors includes his more than 20 years of experience as an executive focused on private equity, growth strategy and operations, corporate development and M&A.

Mitch Creem. Mr. Creem joined the Company’s Board of Directors in October 2012. Mr. Creem has served as President of Bridgewater Healthcare Group, a hospital and health network management services and performance consulting firm since February 2012. From June 2008 to January 2012, Mr. Creem was the CEO for the Keck Hospital of USC and USC Norris Cancer Hospital where he led USC’s acquisition of the hospitals from Tenet Healthcare. From 2004 to 2008 he was the Associate Vice Chancellor and Chief Financial Officer for the UCLA Medical Sciences. From 2000 to 2004, he served as CFO of Beth Israel Deaconess Medical Center and from 1996 to 2000 he served as CFO of Tufts Medical Center. Previously, he served as Manager with PriceWaterhouseCoopers in their healthcare consulting practice. He earned a BS in Accounting and Business Management from Boston University and an MHA in Hospital Administration from Duke University. Mr. Creem’s qualifications to serve as Audit Committee financial expert include his experience as CFO of several major hospital systems and formal education in accounting. Mr. Creem’s qualifications to serve on our Board of Directors include over 30 years of corporate experience working as a senior executive in the healthcare industry.

David Schmidt. Mr. Schmidt joined the Company’s Board of Directors in May 2013. He has served as Principal of Schmidt & Associates, a consultancy practice that focuses on strategic planning and implementation in the healthcare industry, since January 2011. From August 2002 to December 2010, he served as the CEO and Member of the Board of SCAN Health Plan, the tenth largest Medicare Advantage plan in the country. From 2000 to 2002 he served as CEO of Medicheck, a firm that provided Internet-based financial service management to healthcare organizations, which was sold to Passport Health Communications. He served on Passport’s Board from 2002 to 2006. From 1992 to 1998 he was the Senior Vice President of Sales and Customer Services for Care America/Blue Shield Health Plan and Regional Vice President for FHP Healthcare. He received a BA in Economics from UCLA and an MBA from The Anderson School of Management at UCLA. Mr. Schmidt’s qualifications to serve as a member of the Company’s Board of Directors include his 20 years of experience as a senior executive with several major healthcare companies. Prior to his healthcare experience he held senior management roles in manufacturing companies including Avery DenHe also serves on the board of Beacon Healthcare Systems. He, also, was a founding board member of the SCAN Foundation a 501(3)c corporation that is focused on Long Term Care in the United States.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file, and we are required to identify Covered Persons that we know have failed to file or filed late Section 16(a) reports. To our knowledge, we believe that our Covered Persons complied with all Section 16(a) filing requirements applicable to them, except that: Messrs. Francis, Schreck, Augusta, Meyers, Creem, and Schmidt failed to file Forms 3 timely when they became obligated to commence Section 16(a) reporting; Messrs. Hosseinion, Francis, Nihalani and Augusta failed to file Forms 4 timely with respect to acquisitions of shares of our common stock; Messrs. Hosseinion, Meyers, and Vazquez failed to file Form 4s timely basis with respect to grants of stock options; Mr. Meyers failed to file Form 4 timely with respect to acquisition of warrants to purchase our common stock and a promissory note that is convertible into our common stock; and Messrs. Hosseinion, Francis, Schreck, Nihalani, Augusta, Meyers, Creem and Vazquez failed to file Forms 5 timely.

Code of Ethics

The Company has not yet adopted a code of ethics, in part because we have a limited number of employees. As the Company grows its business, and hires additional employees, we expect to adopt a code of ethics applicable to the conduct of our employees.

Committees of the Board of Directors

Our common stock is currently quoted on the OTCQB electronic trading platform, which does not maintain any standards requiring us to establish or maintain an Audit, Nominating or Compensation committee. As of January 31, 2014, our Board of directors did not maintain an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, a nominating committee nor a compensation committee. The entire Board of Directors is acting as the Company's audit committee as specified in section 3(a)(58)(B) of the Exchange Act, and the Board of Directors has determined that Mr. Mitch Creem, a current independent director, is an “audit committee financial expert” as defined by item 407 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended January 31, 2014 and 2013, respectively:

Summary Compensation Table

Name and Principal Position	Year	Salary($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)	Non-Equity Incentive Plan Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total

Warren Hosseinion, M.D.	2014	467,500	(7)	-	-	-	-	-	126,451	(2)	593,951
Chief Executive Officer	2013	376,221	(7)	-	420,000	-	-	-	124,446	(2)	920,667

Kyle Francis	2014	140,625	(5)	-	135,000	-	-	-	64,662	(3)	340,279
Chief Financial Officer (5)	2013	-		-	269,500	-	-	-	208,890	(3)	478,390

Mark Meyers	2014	-		-	-	174,353	-	-	126,000	(6)	300,353
Chief Strategy Officer (4)	2013	-		-	168,000	55,617	-	-	42,000	(6)	265,617

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2) Reflects personal benefits payments to Dr. Hosseinion for health, life, disability insurance premiums aggregating $43,483 (2014), $24,972 (2013),); vehicle allowance of $31,726 (2014), $24,972 (2013); and travel, meals, cell phone and other business expense-related allowances.

(3) Reflects payments made to Kaneohe Advisors, LLC pursuant to the consulting agreement with Kaneohe Advisors LLC dated March 15, 2009, as amended, of $49,500 (2014), $162,000 (2013); and personal benefits include payments to Mr. Francis of $15,162 (2014), $5,400 (2013) in health insurance premiums; and reimbursement of travel, meals, cell phone and other business related expenses.

(4) Mr. Meyers was appointed as Chief Strategy Officer effective October 17, 2012.

(5) On March 1, 2013, the Company entered into a direct employment agreement with Mr. Francis, which provides for salary of $225,000 per annum and reimbursement of health insurance premiums not to exceed $1,200 per month.

(6) On October 8, 2012 the Company entered into a consulting agreement with Mr. Mark Meyers to perform services as the Company’s Chief of Strategy and Business Development, pursuant to which Mr. Meyers received $10,000 per month and 50,000 vested options per month. The consulting agreement was amended in October 2013, pursuant to which Mr. Meyers received $10,000 per month and 60,000 vested options through December 31, 2013.

(7) Dr. Hosseinion's salary is for both patient care and non-clinical work in his role as the Company's Chief Executive Officer.

The following table summarizes the outstanding equity option awards held by each of our named executive officers as of January 31, 2014:

Outstanding Equity Awards at Fiscal Year End

Option Awards								Stock Awards
Name and Principal Position	Grant Date		Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Unexercisable	Option Exercise Price (2)	Option Expiration Date		Number of Shares That Have Not Vested		Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Unearned or Unvested Shares	Equity Incentive Plan Awards: Market value of Unearned or Unvested Shares
Warren Hosseinion, M.D.	12/9/2010		300,000	-	$0.15	12/8/2020		-		-	-	-
Chief Executive Officer

Mark Meyers		(1)	660,000	-	$0.23		(1)	155,556	(3)	$65,000	-	-
Chief Strategy Officer

Kyle Francis	12/9/2010		150,000	-	$0.15	12/8/2020		-		-	-	-
Chief Financial Officer

(1) Mr. Meyers was granted 50,000 options per month from November 1, 2012 to October 1, 2013; and 60,000 options on October 22, 2013. Mr. Meyer's options expire 10 years from grant date.

(2) All options have been issued with an exercise price equal to the closing price of our common stock on the date of grant except 600,000 options granted to Mr. Meyers at an exercise price of $0.21 per share. The weighted average closing stock price for the 600,000 shares on the dates of grant was $0.62 per share.

(3) Reflects shares acquired by Mr. Meyers for $0.001 per share in which the Company’s right to repurchase has not lapsed. From date of purchase the shares lapses evenly on a monthly basis over 36 months.

No options were exercised during the fiscal year ended January 31, 2014.

Employment and Hospitalist Participation Service Agreements

Warren Hosseinion, M.D. In February 2009, the Company entered into a Second Amended and Restated Hospitalist Participation Agreement with Dr. Hosseinion, pursuant to which he provided physician services for ApolloMed Hospitalists. Effective February 2009, Dr. Hosseinion’s annual base salary was set at $360,000 payable in bimonthly installments. Dr. Hosseinion's salary was for physician services only and he did not receive any compensation to serve as Chief Executive Officer or for his services as a Director. He was eligible to receive equity awards, in each case as determined by the Board of Directors in accordance with the 2010 Equity Incentive Plan. The Company maintained Dr. Hosseinion’s professional liability insurance.

On March 28, 2014, Apollo Medical Holdings, Inc. (the “Company”) entered into an equity and debt investment for up to $12.0 million with NNA of Nevada, Inc. (“NNA”). As part of the Investment, Apollo Medical Management, Inc. (“Apollo Management”), a subsidiary of the Company, entered into Employment Agreements with each of Warren Hosseinion, M.D., the Company’s Chief Executive Officer (the “Hosseinion Employment Agreement”) and Adrian Vazquez, M.D. (the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the “Employment Agreements”), pursuant to which Dr. Hosseinion and Dr. Vazquez have agreed to serve as senior executives of Apollo Management. The Employment Agreements provide for (i) base salary of $200,000 per year, (ii) participation in any incentive compensation plans and stock plans of Apollo Management that are available to other similarly positioned employees of Apollo Management, and (iii) reimbursement of expenses incurred on behalf of Apollo Management.

Apollo Management has the right under the Hosseinion Employment Agreement to terminate Dr. Hosseinion for cause if, among other things, there is a material and uncured breach by Dr. Hosseinion of any of the following: (i) the Hosseinion Hospitalist Participation Agreement (as defined below) or other employment agreement with ApolloMed Hospitalists, a California professional corporation (“AH”), (ii) that certain Shareholder Agreement dated as of March 28, 2014, by and among Dr. Hosseinion, the Company, Apollo Management, Adrian Vazquez, M.D. and Lender (the “Shareholder Agreement”), and (iii) various Physician Shareholder Agreements. Apollo Management has the right under the Vazquez Employment Agreement to terminate Dr. Vazquez for cause if, among other things, there is a material and uncured breach by Dr. Vazquez of either (i) the Vazquez Hospitalist Participation Agreement (as defined below) or other employment agreement with AH or (ii) the Shareholder Agreement. The Employment Agreements replaced, and thereby terminated, prior employment agreements with each of Dr. Hosseinion and Dr. Vazquez.

Also on March 28, 2014, AH entered into Hospitalist Participation Service Agreements with each of Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”) and Dr. Vazquez (the “Vazquez Hospitalist Participation Agreement” and, together with the Hosseinion Hospitalist Participation Agreement, the “Hospitalist Participation Agreements”), pursuant to which Dr. Hosseinion and Dr. Vazquez provide physician services for AH. The Hospitalist Participation Agreements provide for (i) base salary of $195,000 per year, (ii) a $55,000 annual car and communications allowance, and (iii) reimbursement of reasonable business expenses. The Hospitalist Participation Agreements replaced, and thereby terminated, prior hospitalist participation service agreements between AH and each of Dr. Hosseinion and Dr. Vazquez.

As a condition of the Company causing its affiliates to enter into the Hospitalist Participation Agreements and the Employment Agreements, on March 28, 2014, the Company entered into Stock Option Agreements with each of Dr. Hosseinion (the “Hosseinion Stock Option Agreement”) and Dr. Vazquez (the “Vazquez Stock Option Agreement” and, together with the Hosseinion Stock Option Agreement, the “Stock Option Agreements”). The Stock Option Agreements provide that each of Dr. Hosseinion and Dr. Vazquez grant the Company the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion or Dr. Vazquez, as applicable, in the event that (i) either the applicable Hospitalist Participation Agreement or the applicable Employment Agreement is terminated by the Company for cause due to a willful or intentional breach by Dr. Hosseinion or Dr. Vazquez, as applicable, (ii) Dr. Hosseinion or Dr. Vazquez, as applicable, commits fraud or any felony against the Company or any of its affiliates, (iii) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of the Company or any of its affiliates for competitive purposes or (iv) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly Competes (as such term is defined in the Stock Option Agreements) with the Company or any of its affiliates.

On March 15, 2009, the Company entered into a Consulting Agreement with Kaneohe Advisors LLC (Kyle Francis) under which Mr. Francis became the Company’s Executive Vice President, Business Development and Strategy. Under the terms of the Agreement, Mr. Francis was compensated at a rate of $8,000 per month. In addition, Mr. Francis received 350,000 shares of restricted stock at the date of the Agreement and was entitled to 350,000 additional restricted shares on the first and second anniversaries of the Agreement, provided the Agreement was not terminated. The initial 350,000 shares, along with 50,000 shares granted to Mr. Francis in the fiscal year ended January 31, 2009, were issued in the third quarter ended October 31, 2009. On March 15, 2011, the second anniversary of the Consulting Agreement, Mr. Francis was granted an additional 350,000 shares. Mr. Francis was named Chief Financial Officer on December 31, 2010. Mr. Francis' compensation was increased to $11,000 per month.  On August 16, 2012, the Company entered into an amended consulting agreement with Kaneohe Advisors LLC, to serve as the Company’s Executive Vice President, Business Development and Chief Financial Officer. The term of the agreement was on a month-to-month basis, and provided for Mr. Francis to receive $11,900 per month and the right to purchase 700,000 shares of the Company’s common stock at $0.001 per share. The agreement could be terminated by either party at any time.

On March 1, 2013 the Company entered into an employment agreement with Mr. Francis whereby Mr. Francis receives a salary of $225,000 per annum, reimbursement of up to $1,200 per month in health insurance premiums, additional performance-based cash and stock compensation as determined by the Company’s board of directors, and other standard benefits afforded to the Company’s employees. If Mr. Francis’ employment is terminated prior to the first anniversary for any reason other than gross negligence or misconduct, Mr. Francis is entitled to the remaining unpaid first year salary and health insurance reimbursement. The agreement was effective commencing June 1, 2013. Effective February 1, 2014, the Company’s Board of Directors increased Mr. Francis’ annual salary to $272,000.

On October 8, 2012 the Company entered into a consulting agreement with Mr. Mark Meyers to perform services as the Company’s Chief of Strategy and Business Development, pursuant to which Mr. Meyers received $10,000 per month, the right to receive options to acquire 50,000 shares per month of the Company’s common stock with an exercise price of $0.21 per share, and is eligible for performance-based compensation as determined by the Company’s Board of Directors. Mr. Meyers has the option to convert all or a portion of the cash compensation to equity at a conversion price equal to a discount of 30% from the trailing 90 day average of the closing price of the Company’s common stock. The agreement is terminable by either party without cause upon providing 90 days’ notice. Effective October 1, 2013, the Company extended Mr. Meyers consulting agreement until December 31, 2013 under which Mr. Meyers received $10,000 per month, and 60,000 options of the Company’s common stock with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Mr. Meyers’ options vested on various dates through December 31, 2013.

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

On August 31, 2012 the Company’s Board of Directors amended the 2010 Plan, which allowed the Board to grant an additional 7,000,000 shares up to 12,000,000 shares of the Company’s common stock. The Plan awards include incentive stock option, non-qualified options, restricted common stock, and stock appreciation rights and was approved by unanimous written consent of two stockholders that beneficially owned in the aggregate 57.0% of the outstanding shares of the Company’s common stock at the consent date.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock will be reserved for issuance there under. The Plan awards include incentive stock option, non-qualified options, restricted common stock, and stock appreciation rights and was approved by unanimous written consent of two stockholders that beneficially owned in the aggregate 54.0% of the outstanding shares of the Company’s common stock at the consent date.

During the fiscal year ended January 31, 2013, 4,225,000 options were granted to management, directors and independent contractors of which 1,583,336 were exercisable as of January 31, 2013 at a weighted-average exercise price of $0.18 per share.

During the fiscal year ended January 31, 2014, 2,935,000 options were granted, including 1,020,250 options that were cancelled and reissued, to management, directors and independent contractors of which collectively 5,916,890 were exercisable as of January 31, 2014 at a weighted-average exercise price of $0.16 per share.

Director Compensation

Gary Augusta

Effective as of March 7, 2012, Gary Augusta was appointed to the Company’s Board of Directors. In connection with his service to the Company as a director, Mr. Augusta entered into the Company’s Director Agreement, which provided for Mr. Augusta to be a director and entitles Mr. Augusta to acquire 400,000 shares of the Company's Common Stock at a price of $.001 per share. The Company’s right, but not obligation, to repurchase the shares lapses monthly at a rate of 1/36 per month over a three year time period. In connection with Mr. Augusta’s service as a consultant to the Company, Mr. Augusta, through his entity, Augusta Advisors Inc., entered into a Consulting Agreement with the Company which became effective December 1, 2011. Pursuant to that agreement, various consulting services were provided to the Company in return for $10,000 per month in cash compensation and to acquire 100,000 shares of common stock for a price of $0.001 per share each month issued in the name of Gary Augusta monthly over the initial term of the agreement (totaling 700,000 shares of common stock) expiring June 20, 2012. Thereafter, the Company extended Mr. Augusta on month-to-month basis in return for $10,000 per month in cash compensation and eligibility for incentive stock awards as determined by the Board of Directors.

On November 18, 2013, the Company entered into a Consulting and Representation Agreement (the “Consulting Agreement”) with Augusta Advisors, Inc. under which Mr. Augusta agreed to serve as Executive Chairman, and which is effective from October 1, 2013, supersedes the prior agreement with Mr. Augusta dated December 1, 2011, and terminates on December 31, 2014.

Pursuant to the Senior Secured Note agreement on February 1, 2012, as amended October 15, 2012, with SpaGus Capital Partners, LLC and SpaGus Apollo, LLC, of which Mr. Augusta is a member (“SpaGus”), SpaGus received 366,000 shares and interest and fees aggregating $60,695 from inception of the arrangement.

Edward “Ted” Schreck

Effective as of February 15, 2012, Edward “Ted” Schreck was appointed to the Company’s Board of Directors was also appointed as the Chairman of the Board of Directors. In connection with his service to the Company as a director and Chairman, Mr. Schreck entered into the Company’s Director Agreement which entitles such director to receive a combined $30,000 annual cash retainer for his board service as well as an initial option grant of 1,000,000 options. These options vest evenly over a 3-year period. Effective October 1, 2013 relinquished his position as Chairman upon appointment of Mr. Augusta as Executive Chairman. Mr. Schreck will receive a fee of $1,000 per board meeting attended, and will be reimbursed for reasonable and customary expenses incurred therewith.

Suresh Nihalani

In connection with his service to the Company as a director, Mr. Nihalani entered into the Company’s Director Agreement on October 27, 2008 (as amended on July 16, 2010), which provided for Mr. Nihalani to be a director and entitled Mr. Nihalani to receive a restricted stock grant of 400,000 shares of the Company's common stock. On January 1, 2012 the Company amended the 2010 Director Agreement with Mr. Nihalani pursuant to which Mr. Nihalani received the right to purchase an additional 400,000 shares of the Company’s restricted common stock for $0.001 per share which will vest monthly over 36 months. The Company has the right but not the obligation to repurchase the unvested portion of these shares at $0.001 per share. Mr. Nihalani receives a fee of $1,000 per board meeting attended, and will be reimbursed for reasonable and customary expenses incurred therewith.

Mitch Creem

On October 22, 2012 Mitchell R. Creem was elected to the Company’s Board of Directors. In connection with his service to the Company as a director, Mr. Creem entered into the Company’s Director Agreement which entitled Mr. Creem to receive 500,000 restricted shares of the Company’s common stock for his board service which will vest monthly over 36 months. Mr. Creem receives a fee of $1,000 per board meeting attended, and will be reimbursed for reasonable and customary expenses incurred therewith.

David Schmidt

On May 22, 2013, the Board of Directors of the Company elected David G. Schmidt, 65, as a member of the Board. Mr. Schmidt entered into the Company’s form of Director Agreement, which entitled him to receive a fee of $1,000 per Board meeting attended, as well as a grant of 400,000 restricted shares of the Company’s common stock for his Board service. These restricted shares vest evenly on a monthly basis over a 36 month period.

The following Summary Compensation Table reflects the compensation awarded to, earned by, or paid to our outside directors for the year ended January 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Gary Augusta	-	180,000	(2)	-	-	-	179,307	(3)	359,307
David Schmidt	6,000	-		69,464	-	-	-		75,464
Ted Schreck	23,000	-		-	-	-	2,721		25,721
Suresh Nihalani	10,000	-		-	-	-	1,211		11,211
Mitch Creem	10,000	-		-	-	-	-		10,000

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)  Pursuant to a consulting agreement with Augusta Advisors Corporation dated December 1, 2011, Mr. Augusta received 300,000 shares of common with a grant date fair value of $135,000; and pursuant to the Senior Secured Note agreement on February 1, 2012, as amended October 15, 2012, with SpaGus Apollo, LLC, of which Mr. Augusta is a member (“SpaGus”), SpaGus directly received 100,000 shares with a grant date fair value of $45,000.  Mr. Augusta disclaims beneficial ownership of the shares held by SpaGus except to the extent of his pecuniary interest therein, and the filing of this report and inclusion of these shares in this table is not an admission that Mr. Augusta is the beneficial owner of these shares for purposes of Section 16 or for any other purpose.

(3) Pursuant to a consulting agreement with Augusta Advisors Corporation dated December 1, 2011, Mr. Augusta received cash compensation of $90,500; on November 18, 2013, the Company entered into a Consulting and Representation Agreement (the “Consulting Agreement”) with Augusta Advisors, Inc. (“Mr. Augusta”), in which Mr. Augusta agreed to provide business and strategic services and makes Mr. Augusta available as the Company’s Executive Chairman of the Board,  which is effective from October 1, 2013, supersedes the December 1, 2011 agreement with Mr. Augusta, and terminates on December 31, 2014. Mr. Augusta is paid $15,000 per month and $2,000 per month for expenses $51,000 in 2014; and pursuant to the Senior Secured Note agreement on February 1, 2012, as amended October 15, 2012, with SpaGus Apollo, LLC, of which Mr. Augusta is a member (“SpaGus”), SpaGus directly received interest and fees aggregating $31,307.  Mr. Augusta disclaims beneficial ownership of the shares held by SpaGus except to the extent of his pecuniary interest therein, and the filing of this report and inclusion of these shares in this table is not an admission that Mr. Augusta is the beneficial owner of these shares for purposes of Section 16 or for any other purpose.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2014, with respect to (i) those persons known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the beneficial owners have sole voting and dispositive power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class (3)
Certain Beneficial Owners:
Adrian Vazquez, M.D.	9,423,387	19.2%
NNA of Nevada, Inc. (5)	6,000,000	12.2%
Tommy Maartensson (4)	2,873,996	5.8%

Directors/Named Executive Officers:
Warren Hosseinion, M.D.	10,423,387	21.2%
Kyle Francis	2,250,000	4.6%
Gary Augusta	1,766,000	3.6%
Mark Meyers	1,485,000	3.0%
Suresh Nihalani	800,000	1.6%
Ted Schreck	1,000,000	2.0%
Mitch Creem	500,000	1.0%
David Schmidt	155,556	0.3%
All Named Executive Officers and Directors as a group	18,379,943	37.4%

(1) Unless otherwise indicated, the business address of each person listed is c/o Apollo Medical Holdings, Inc., 700 N. Brand Blvd., Suite 220, Glendale, California 91203.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of April 30, 2014.

(3) The percentages are calculated based on the actual number of shares issued and outstanding as of April 30, 2014 which is 49,134,549.

(4) c/o Syndicated Capital 1299 Ocean Avenue, Suite 210, Santa Monica, CA 90401

(5) 920 Winter Street, Waltham, Massachusetts 02451. Excludes securities issuable to NNA under Convertible Note that has not been funded as of April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 31, 2013 Mr. Mark Meyers, the Company’s Chief Strategy Officer and a director of the Company, purchased two units of $50,000 par value 9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016, or $100,000 in the aggregate, which are convertible at any time into 250,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each unit received warrants to purchase 37,500 shares of the Company's common stock at an exercise price of $0.45 per share, and had a grant date fair value aggregating $21,238 computed in accordance with ASC Topic 718.

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”) an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provided for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and are secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of the Company’s common stock, which was valued at $25,661 at the date of issuance. On September 15, 2012, SpaGus agreed to allow the Company to defer payment of the scheduled principal payments due on September 15 and October 15, 2012, and amended the Note effective October 15, 2012 in which SpaGus Apollo, LLC agreed to provide additional principal to the Company in the amount of $230,000. The terms of the amended Note in the amount of $500,000 provided for borrowings to bear interest at 8.0 % per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013, and October 15, 2013. The amended Note was to have matured October 15, 2013, and could be prepaid at any time prior to September 29, 2013. The Company paid SpaGus Apollo, LLC financing costs of 100,000 restricted shares of the Company’s common stock on the amendment date, which had a fair value of $50,000. On April 15, 2013, the Company issued an additional 100,000 restricted shares of the Company’s common stock to SpaGus required under the terms of the amended Note, which had a fair value of $45,000 at the obligation date. The amended Note matured and was repaid, including accrued unpaid interest, on October 16, 2013.

Director Independence

Our common stock is quoted on the OTCQB electronic trading platform, which does not maintain any standards regarding the “independence” of the directors on our Company’s Board, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. In the absence of such requirements, we have elected to use the definition for director independence under the NASDAQ stock market’s listing standards, which defines an independent director as “a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board. Based on the foregoing standards, the Board has determined that Ted Schreck, Suresh Nihalani, Mitch Creem and David Schmidt are “independent” directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by Kabani and Company, Inc. to us for the fiscal years ended January 31, 2014 and January 31, 2013 were as follows:

	2014	2013
Audit fees (1)	$48,000	$44,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees	-	-
Total	$48,000	$44,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Forms 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2014 and 2013 fiscal years.

(2) Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The policy of our board of directors, acting as the audit committee, is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. All services and fees described above for the years ended January 31, 2014 and 2013 were approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Report of our Independent Registered Public Accounting Firm, and related financial statements for our fiscal year ended January 31, 2014, beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).
3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).

4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
4.2	Form Of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)
4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)
4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013 and incorporated herein by reference)
4.5	Form Of Investor Warrant for purchase of 37,500 shares of common stock, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013, and incorporated herein by reference)
4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.7	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.8	Common Stock Purchase Warrant to purchase 2,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.9	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.10	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to Current Report on Form 8-K filed on June 19, 2008 and incorporated herein by reference).
10.2	Management Services Agreement dated August 1, 2008, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.3	Board of Directors Agreement, dated October 27, 2008, between the Company and Suresh Nihalani (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.4	Management Services Agreement dated March 20, 2009, between Apollo Medical Management and ApolloMed Hospitalists (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.5	2010 Equity Compensation Plan (filed as an exhibit to Current Report on Form 8-K filed on March 9, 2010, and incorporated herein by reference).

10.6*	Employment Agreement dated March 1, 2013 between the Company and Kyle Francis.
10.7	Amendment to Suresh Nihalani's Director Agreement dated July 16, 2010 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.8	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010 and incorporated herein by reference).
10.9	Stock Purchase Agreement, dated as of February 15, 2011, among the Company, Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates, LLC and BJ Reese (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.10	First Amendment to Stock Purchase Agreement entered into by Apollo Medical Holdings, Inc. and Aligned Healthcare Group LLC, Aligned Healthcare Group - California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese & Associates LLC and BJ Reese dated July 8, 2011 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.11*	Board of Directors Agreement dated March 22, 2012 by and between Apollo Medical Holdings, Inc. and Suresh Nihalani
10.12	Employment Agreement with Jilbert Issai, M.D. dated September 4, 2008 (filed as an exhibit on Annual Report on Form 10-K/A on April 10, 2012, and incorporated herein by reference).
10.13*	2013 Equity Incentive Plan of Apollo Medical Holdings, Inc. dated April 30, 2013
10.14*	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David G Schmidt
10.15*	Board of Directors Agreement dated October 17, 2012 by and between Apollo Medical Holdings, Inc., and Mark A. Meyers
10.16	Management Services Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit on Quarterly Report on Form 10-Q on June 14, 2013, and incorporated herein by reference).
10.17	Intercompany Revolving Loan Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit on Quarterly Report on Form 10-Q on June 14, 2013, and incorporated herein by reference).
10.18	Management Services Agreement, dated July 31, 2013, by and between Apollo Medical Management, Inc. and Apollomed Care Clinic (filed as an exhibit on Quarterly Report on Form 10-Q on September 16, 2013, and incorporated herein by reference).
10.19	Intercompany Revolving Loan Agreement, dated July 31, 2013 by and between Apollo Medical Management, Inc. and Apollomed Care Clinic (filed as an exhibit on Quarterly Report on Form 10-Q on September 16, 2013, and incorporated herein by reference).
10.20	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated October 15, 2013 (filed as an exhibit on Form 8-K on October 18, 2013, and incorporated herein by reference).
10.21	Consulting and Representation Agreement between Augusta Advisors, Inc. and Apollo Medical Holdings, Inc., dated November 18, 2013 (filed as an exhibit on Form 8-K on November 22, 2013, and incorporated herein by reference).
10.22	Intercompany Revolving Loan Agreement dated as of September 30, 2013, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, a Medical Corporation (filed as an exhibit on Quarterly Report on Form 10-Q on December 20, 2013, and incorporated herein by reference).
10.23	First Amendment to Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated December 20, 2013 (filed as an exhibit on Form 8-K on December 24, 2013, and incorporated herein by reference).
10.24	Form of Settlement Agreement and Release, between Apollo Medical Holdings, Inc. and each of the Holders listed on Exhibit A to the First Amendment, effective December 20, 2013 (filed as an exhibit on Form 8-K on December 24, 2013, and incorporated herein by reference).
10.25	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.26	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.27	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Care Clinic, and Warren Hosseinion, M.D.) (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

10.28	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by Maverick Medical Group Inc. and Warren Hosseinion, M.D.) (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.29	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Hospitalists and Warren Hosseinion, M.D.) (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.30	Shareholders Agreement, between Apollo Medical Holdings, Inc., Warren Hosseinion, M.D., Adrian Vazquez, M.D., and NNA of Nevada, Inc, dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.31	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.32	Employment Agreement, between Apollo Medical Management, Inc. and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.33	Employment Agreement, between Apollo Medical Management, Inc. and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.34	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.35	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.36	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.37	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.38	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.39	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.40	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.41	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.42	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of Maverick Medical Group, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.43	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.44	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.45	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).

10.46	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.47*	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta
10.48*	Board of Directors Agreement dated February 15, 2012 by and between Apollo Medical Holdings, Inc., and Ted Schreck.
10.49*	Board of Directors Agreement dated October 22, 2012 by and between Apollo Medical Holdings, Inc., and Mitchell R. Creem
21.1*	Subsidiaries of Apollo Medical Holdings, Inc.

31.1*	Certification by Chief Executive Officer
31.2*	Certification by Chief Financial Officer
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

101.INS*+	XBRL Instance Document
101.SCH*+	XBRL Taxonomy Extension Schema Document
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

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

APOLLO MEDICAL HOLDINGS, INC.

Date: May 8, 2014	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on May 8, 2014.

SIGNATURE	TITLE

/S/ WARREN HOSSEINION, M.D.	Chief Executive Officer
Warren Hosseinion, M.D.,
/S/ KYLE FRANCIS	Chief Financial Officer (Principal Financial and Accounting Officer)
Kyle Francis
/S/ MARK MEYERS	Chief Strategy Officer and Director
Mark Meyers

/S/ GARY AUGUSTA	Executive Chairman and Director
Gary Augusta

/S/ TED SCHRECK	Director
Ted Schreck

/S/ MITCH CREEM	Director
Mitch Creem

/S/ SURESH NIHALANI	Director
Suresh Nihalani

/S/ DAVID SCHMIDT	Director
David Schmidt

FINANCIAL STATEMENTS - TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Apollo Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. as of January 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc. as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

May 7, 2014

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,451,407	$1,176,727
Restricted cash	20,000	-
Accounts receivable, net	1,509,589	1,582,505
Due from affiliates	1,599	5,648
Prepaid expenses	53,543	72,628
Deferred financing costs, net, current	97,806	34,614
Total current assets	3,133,944	2,872,122

Deferred financing costs, net, non-current	144,345	218,640
Property and equipment, net	85,685	68,142
Intangible assets, net	62,427	-
Goodwill	494,700	33,200
Other assets	38,681	30,981
TOTAL ASSETS	$3,959,782	$3,223,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,373,285	$950,651
Notes and lines of credit payable	3,178,693	594,765
Stock issuable	-	159,334
Total current liabilities	4,551,978	1,704,750

Convertible notes payable, net	1,100,522	1,909,714
Total liabilities	5,652,500	3,614,464

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 46,952,469 and 34,843,441 shares issued and outstanding as of January 31, 2014 and 2013, respectively	46,953	34,844
Prepaid consulting	(282,176)	(616,014)
Additional paid-in-capital	14,387,552	11,248,566
Accumulated deficit	(15,581,146)	(11,022,272)
Total	(1,428,817)	(354,876)
Non-controlling interest	(263,901)	(36,503)
Total stockholders' deficit	(1,692,718)	(391,379)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,959,782	$3,223,085

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013

	Year ended January 31,
	2014	2013

Net revenues	$10,484,305	$7,776,131
Cost of services	9,076,213	6,316,164
Gross profit	1,408,092	1,459,967

Operating expenses
General and administrative	5,286,610	3,517,536
Depreciation and amortization	31,361	20,918
Total operating expenses	5,317,971	3,538,454

Loss from operations	(3,909,879)	(2,078,487)

Other income (expense)
Loss on change in fair value of derivative liabilities	-	(5,853,855)
Interest expense	(679,184)	(930,176)
Other income (expense)	49,702	(37,246)
Total other expenses	(629,482)	(6,821,277)

Loss before income taxes	(4,539,361)	(8,899,764)

Provision for income tax	19,513	4,800

Net loss	$(4,558,874)	$(8,904,564)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	36,661,648	32,469,999

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013

						Non-
	Common Stock		Prepaid	Additional	Accumulated	controlling	Stockholders'
	Shares	Amount	Consulting	paid-in capital	Deficit	Interest	Deficit
Balance at February 1, 2012	29,335,774	$29,336	$-	$1,429,051	$(2,117,708)	$238,101	$(421,220)
Shares reconveyed in connection with termination of AHI transaction	(500,000)	(500)	-	500	-	-	-
Acquisition related non-controlling interest	-	-	-	-	-	113,096	113,096
Distributions to non-controlling interest shareholder	-	-	-	-	-	(400,000)	(400,000)
Reclassification of warrant and derivative liabilities	-	-	-	6,626,881	-	-	6,626,881
Issuance of warrants	-	-	-	510,642	-	-	510,642
Issuance of stock for stock-based compensation	5,932,667	5,933	-	1,955,837	-	12,300	1,974,070
Unvested stock-based compensation classified as prepaid	-	-	(616,014)	-	-	-	(616,014)
Issuance of stock options for stock-based compensation	-	-	-	709,980	-	-	709,980
Exercise of stock options	75,000	75	-	15,675	-	-	15,750
Net loss	-	-	-	-	(8,904,564)	-	(8,904,564)
Balance at January 31, 2013	34,843,441	$34,844	$(616,014)	$11,248,566	$(11,022,272)	$(36,503)	$(391,379)
Issuance of warrants	-	-	-	50,936	-	-	50,936
Issuance of common stock for loan fees	100,000	100	-	44,900	-	-	45,000
Issuance of stock for stock-based compensation	1,371,666	1,372	-	717,001	-	12,602	730,975
Unvested stock-based compensation classified as prepaid	-	-	333,838	-	-	-	333,838
Issuance of stock options for stock-based compensation	-	-	-	1,252,378	-	-	1,252,378
Shares issued in connection with private placement offering	1,825,000	1,825	-	728,175	-	-	730,000
Shares issued in connection with convertible notes redemption	8,812,362	8,812	-	855,486	-	-	864,298
Fair value of embedded conversion feature reacquired in connection with convertible notes redemption	-	-	-	(509,890)	-	-	(509,890)
Distributions to non-controlling interest shareholder	-	-	-	-	-	(240,000)	(240,000)
Net loss	-	-	-	-	(4,558,874)	-	(4,558,874)
Balance at January 31, 2014	46,952,469	$46,953	$(282,176)	$14,387,552	$(15,581,146)	$(263,901)	$(1,692,718)

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013

	Year ended January 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,558,874)	$(8,904,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on extinguishment of debt	(24,783)	-
Bad debt expense	-	74,393
Depreciation and amortization expense	31,361	20,918
Stock-based compensation expense	2,157,857	2,061,728
Amortization of financing costs	255,396	89,162
Amortization of debt discount	136,751	670,697
Loss on change in fair value of warrant and derivative liabilities	-	5,853,855
Changes in assets and liabilities:
Accounts receivable	72,916	(548,899)
Due to officers	-	(12,400)
Due from affiliates	4,049	5,504
Prepaid expenses and advances	19,084	(23,666)
Other assets	(27,700)	7,020
Accounts payable and accrued liabilities	455,738	764,208
Net cash (used in) provided by operating activities	(1,478,205)	57,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net	(250,000)	14,114
Property and equipment acquired	(22,931)	(45,799)
Net cash used in investing activities	(272,931)	(31,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and line of credit payable	2,811,878	594,765
Proceeds from stock option exercise	-	15,750
Payment of note payable	(530,000)	-
Distributions to non-controlling interest shareholder	(240,000)	(400,000)
Proceeds from issuance of common stock	730,000	-
Proceeds from issuance of convertible notes payable	220,000	880,000
Cash payments in connection with convertible note redemption	(707,911)	-
Debt issuance costs	(258,151)	(104,420)
Net cash provided by financing activities	2,025,816	986,095

NET INCREASE IN CASH & CASH EQUIVALENTS	274,680	1,012,366

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,176,727	164,361

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,451,407	$1,176,727

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$247,465	$160,792
Income taxes paid	$19,513	$9,763

Non-Cash Financing Activities:
Shares issuable and issued for deferred financing costs	$45,000	$198,935
Warrants issued in connection with convertible note issuance	$50,936	$387,349
Warrants and derivative reclassified from liabilities to stockholders' deficit	$-	$6,626,881
Shares issued for services	$-	$159,334
Notes payable issued in connection with medical clinic acquisitions	$299,900	$-
Settlement of stock issuable liability with issuance of shares	$159,334	$-
Shares issued in connection with convertible notes redemption	$864,298	$-
Fair value of embedded conversion feature reacquired in connection with convertible notes redemption	$509,890	$-

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Apollo Medical Holdings, Inc. and its affiliated physician groups are a physician- centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California. As of April 30, 2014, ApolloMed’s physician network consisted of over 700 hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following subsidiary management companies: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed ACO, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which have been consolidated and include ApolloMed Hospitalists (“AMH"), Los Angeles Lung Center (“LALC”) and Eli Hendel, M.D., Inc. (“Hendel”). AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice corporations (“PPC”) under long-term management service agreements. ApolloMedACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through a more efficient and coordinated approach among providers.

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

Our consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its subsidiaries AMM, ApolloMed ACO, PCCM, and VMM, its controlling interest in Aligned Healthcare, Inc. (“AHI”), and PPCs managed under long-term management service agreements including AMH, MMG, ACC, LALC and Hendel. Some states have laws that prohibit business entities, such as Apollo, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs except in the case of gross negligence, fraud, or other illegal acts by Apollo, or bankruptcy of Apollo.

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

Contracted revenue represents revenue generated under contracts for which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contracted revenue represented approximately 84% of our revenues in the year ended January 31, 2014. Contracted revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contracted revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contracted revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective arrangement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted and employed physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payer coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payer(s) responsible for payment of such services. Net revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services.

The Company through its subsidiary, ApolloMed ACO, participates in the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated by CMS on cost savings generated by the ACO participant based on a trailing 24 month medical service history. The MSSP is a newly formed program with no history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until cash payments from CMS are received. For the years ended January 31, 2014 and 2013, the Company recorded no revenue related to the MSSP.

Concentrations

The Company had major payors that contributed the following percentage of net revenue during the years ended January 31:

	2014	2013
Payor A	15.9%	22.0%
Payor B	15.9%	-
Payor C	15.5%	-

Receivables from these payors amounted to the following percentage of total accounts receivable, net at January 31:

	2014	2013
Payor A	9.9%	11.0%
Payor B	31.5%	36.0%
Payor C	4.5%	8.5%

Medical Liability Costs

The Company is responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. The Company provides integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are also recorded in cost of services.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical payables include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations. Medical payables consisted of the following at January 31:

	2014	2013
Balance, beginning of the year	-	$-

Incurred health care costs:
Current year	288,601	-
Prior years	-	-
Total incurred health care costs	288,601	-

Claims paid:
Current year	(2,976)	-
Prior years	-	-
Total claims paid	(2,976)	-

Balance, end of year	$285,625	$-

Fair Value of Financial Instruments

The Company’s accounting for Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company currently records warrants using level three in the hierarchy.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, insurance companies, and amounts due from hospitals and patients. Accounts receivable are recorded and stated at the amount expected to be collected.

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

	2014	2013

Allowance for doubtful accounts	$50,474	$78,822

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Computers and software are depreciated over 3 years. Furniture and fixtures are depreciated over 8 years. Machinery and equipment are depreciated over 5 years. Property and equipment consisted of the following at January 31:

	2014	2013
Website	$4,568	$4,568
Computers	31,010	24,645
Software	165,439	165,439
Machinery and equipment	143,920	123,214
Furniture and fixtures	43,366	25,054
Leasehold improvements	49,780	46,259
	438,084	389,179
Less accumulated depreciation and amortization	(352,399)	(321,037)
	$85,685	$68,142

Depreciation and amortization expense was as follows for the years ended January 31,:

	2014	2013

Depreciation and amortization expense	$25,388	$20,918

Deferred Financing Costs

Costs incurred to issue debt are deferred and amortized as interest expense using the effective interest method over the term of the related debt. Unamortized debt issue costs are written-off at the time of prepayment.

Deferred financing costs are related to the placement of the Company’s Credit Agreement, Senior Secured and Convertible Notes Payable (see Notes 5 and 6) and consisted of the following at January 31:

	2014	2013
Deferred financing costs	$586,924	$342,631
Accumulated amortization	(344,773)	(89,377)
Net deferred financing costs	$242,151	$253,254

Goodwill and Other Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

At least annually, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The fair value is evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (i.e., fiscal year-end).

At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

Intangible assets consist of the following for the years ended January 31:

	2014					2013
	Historical	Accumulated	Net	Useful Life (Years)		Historical	Accumulated	Net
	Cost	Amortization	Amount	Original	Remaining	Cost	Amortization	Amount
Whittier- exclusivity	$40,000	(4,082)	35,918	4.0	3.6	$-	$-	$-
Whittier- non compete	20,000	(1,633)	18,367	5.0	4.6	-	-	-
Fletcher- non compete	6,000	(137)	5,863	3.0	2.9	-	-	-
Eagle Rock- non compete	2,400	(121)	2,279	3.0	2.8	-	-	-
	$68,400	$(5,973)	$62,427			$-	$-	$-

Intangible asset amortization expense recognized in the years ended January 31 was:

	2014	2013
Amortization expense	$5,973	$-

Estimated intangible asset amortization expense for the five succeeding years and thereafter is as follows:

Years ending January 31

2015	$16,800
2016	16,800
2017	16,542
2018	9,918
2019	2,367
Thereafter	-
$62,427

The changes in the carrying amount of goodwill for the years ended January 31 are as follows:

	2014	2013
Goodwill - beginning of year	$33,200	$32,000
Acquisitions	461,500	1,200
Goodwill - end of year	$494,700	$33,200

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

Income Taxes

Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements.

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, directors and consultants, which is more fully described in Note 10. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future. The Company accounts for the unvested portion of the related stock-based purchases expense as prepaid consulting. Prepaid consulting is amortized to stock-based compensation expense over the vesting period.

Non-controlling Interest

The non-controlling interest recorded in our consolidated financial statements represents the pre-acquisition equity of those PPCs in which we have determined that we have a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities. These contracts generate a monthly management fee for providing the services described above, and as such, the only adjustments to non-controlling interest in any period subsequent to initial consolidation would relate to either capital contributions or withdrawals by the non-controlling parties.

Activity within the non-controlling interest for the year ended January 31, 2014 consisted of the following:

Balance as of January 31, 2013	$(36,503)
Stock-based compensation	12,602
Distributions to non-controlling interest shareholder	(240,000)
Balance as of January 31, 2014	$(263,901)

Basic and Diluted Net Losses per Share

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

The following table sets forth the number of shares excluded from the computation of diluted losses per share, as their inclusion would be anti-dilutive, for the years ended January 31:

	2014	2013
Incremental shares assumed issued on exercise of in the money options	5,146,510	2,639,466
Incremental shares assumed issued on exercise of in the money warrants	1,562,021	827,976
	6,708,531	3,467,441

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Reclassifications

Certain reclassifications have been made to the accompanying 2013 consolidated financial statements to conform them to the 2014 presentation.

Recently Adopted Accounting

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

3. Acquisitions

Aligned Healthcare Group

On February 15, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Aligned Healthcare Group – California, Inc., Raouf Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC, under which the Company acquired all of the issued and outstanding shares of capital stock and associated Intellectual property and related intangibles (the “Acquisition”) of AHI.  Upon the signing of the Purchase Agreement, 1,000,000 shares of the Company’s common stock were issued (the “Initial Shares”).

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

Verdugo Medical Management, Inc.

On August 1, 2012, Apollo entered into a stock purchase agreement (the “VMM Purchase Agreement”) with Dr. Eli Hendel, the sole shareholder of Verdugo Medical Management, Inc. ("VMM"), a provider of management services pursuant to a management services agreement (the “VMM MSA”) with Eli Hendel M.D., Inc. (“Hendel”), a medical group specializing in pulmonary and critical care patient services, under which the Company acquired all of the issued and outstanding shares of capital stock of VMM for $1,200. In addition, the Company’s subsidiary, ApolloMed ACO, entered into a consulting agreement with Dr. Hendel as chairman of its ACO advisory board in which Dr. Hendel received the right to acquire 1,200,000 shares of the Company’s restricted common stock for $0.001 per share. In the event the consulting agreement is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement, and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000 (see Note 10).

As of August 1, 2012, VMM’s assets consisted solely of the VMM MSA with Hendel. The VMM MSA provides VMM with exclusive authority over all substantial non-medical decision-making related to the ongoing business operations of VMM. Based on the provisions of the VMM Purchase Agreement and MSA, we have determined that Hendel is a variable interest entity (VIE), and that we are the primary beneficiary because we have control over the operations of the VIE. Consequently, the Company consolidated the accounts of Hendel beginning August 1, 2012.

 The following table summarizes the fair value of Hendel’s assets acquired and liabilities assumed at the date of acquisition of VMM and consolidation of Hendel:

Purchase Price	$1,200
Fair value of net assets acquired and consolidation of Hendel:
Cash	15,314
Accounts receivable	113,881
Prepaid expenses	6,869
Accounts payable and accrued liabilities	(22,968)
Non-controlling interest	(113,096)
Goodwill	$1,200

Medical Clinic Acquisitions

During the year ended January 31, 2014, ACC entered into three medical clinic acquisitions from third parties not affiliated with one another, as follows:

Whittier

On September 1, 2013, ACC acquired certain assets, excluding working capital, of a medical clinic in the Los Angeles, California area (“Whittier”). The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.

Under the acquisition method of accounting, the total purchase price is allocated to Whittier’s net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired is included in our consolidated balance sheet. The acquisition-date fair value of the consideration transferred and the total purchase consideration allocated to the acquisition of the net tangible and intangible assets based on their estimated fair values were as of the closing date as follows:

		Subsequent
	Provisional	Change in
	Estimated	Valuation	Revised
	Fair Value	Estimate	Fair Value

Cash consideration	$100,000	$-	$100,000
Fair value of promissory note due to seller	125,000	20,000	145,000
Total purchase consideration	$225,000	$20,000	$245,000

Property and equipment	$-	10,000	$10,000
Exclusivity Agreement	-	40,000	40,000
Noncompete Agreement	-	20,000	20,000
Goodwill	225,000	(50,000)	175,000
Total fair value of assets acquired	$225,000	$20,000	$245,000

The acquired intangible assets consists of an exclusivity agreement principally relating to an independent practice association and a non-compete agreement with the selling physician. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

		Weighted-average
	Assets	Amortization
	Acquired	Period (years)

Exclusivity Agreement	$40,000	4
Noncompete Agreement	20,000	5
Total identifiable intangible assets	$60,000

Included in amortization of purchased intangible assets in the accompanying consolidated statement of operations for the year ended January 31, 2014 is $5,715 related to the amortization of these intangibles.

Property and equipment fair value was determined using historical cost adjusted for usage and management estimates.

The fair value of the exclusivity and non-compete agreements was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a discounted single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

The promissory note issued will be paid in installments of $15,000 per month for ten months commencing 90 days from the closing date under a non-interest bearing promissory note to be secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.45 % per annum to discount future cash flows, which is based on Moody’s Baa-rated corporate bonds at the valuation date.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition includes benefits that the Company believes will result from gaining additional expertise and intellectual property in the clinical care area and expand the reach of the Company’s Maverick Medical Group IPA. Goodwill is not amortized and is not deductible for tax purposes.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended January 31, 2014 were approximately $7,500.

We do not consider this acquisition to be a material business combination and, therefore, have not disclosed  separately the pro forma results of operations as required for material business combinations.

Fletcher

On January 6, 2014, ACC acquired certain assets, excluding working capital, of a medical clinic in the Los Angeles, California area (“Fletcher”). The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.  The acquisition-date fair value of the consideration transferred was as follows:

Cash consideration	$75,000
Fair value of promissory note due to seller	73,400
Total purchase consideration	$148,400

Under the acquisition method of accounting, the total purchase price is allocated to Fletcher’s net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in our consolidated balance sheet is as follows:

Estimated
Fair Value
Property and equipment	$10,000
Noncompete Agreement	6,000
Goodwill	132,400
Total fair value of assets acquired	$148,400

The acquired intangible assets consisted of an exclusivity agreement principally relating to an independent practice association and a non-compete agreement with the selling physician. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

		Weighted-average
	Assets	Amortization
	Acquired	Period (years)

Noncompete Agreement	6,000	3
Total identifiable intangible assets	$6,000

Amortization expense related to the purchased intangible assets in the accompanying consolidated statement of operations for the year ended January 31, 2014 was not material.

Property and equipment fair value was determined using their historical cost adjusted for usage and management estimates.

The fair value of the non-compete agreement was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single discounted present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

The promissory note issued will be paid in installments of $15,000 per month for five months commencing April 1, 2014 under a non-interest bearing promissory note to be secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.30% per annum to discount future cash flows, which is based on Moody’s Baa-rated corporate bonds at the valuation date.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition includes benefits that the Company believes will result from gaining additional expertise and intellectual property in the clinical care area and expand the reach of the Company’s Maverick Medical Group IPA. Goodwill is not amortized and is not deductible for tax purposes.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended January 31, 2014 were approximately $5,300.

We do not consider this acquisition to be a material business combination and, therefore, have not disclosed separately the pro forma results of operations as required for material business combinations.

Eagle Rock

On December 7, 2013 ACC, acquired certain assets, excluding working capital, of a medical clinic in the Los Angeles, California area (“Eagle Rock”). The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates.  The acquisition-date fair value of the consideration transferred as of the closing date is as follows:

Cash consideration	$75,000
Fair value of promissory note due to seller	81,500
Total purchase consideration	$156,500

Under the acquisition method of accounting, the total purchase price is allocated to Eagle Rock’s net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in our consolidated balance sheet is as follows:

Estimated
Fair Value
Noncompete Agreement	$2,400
Goodwill	154,100
Total fair value of assets acquired	$156,500

The acquired intangible assets consists of an exclusivity agreement principally relating to an independent practice association and a non-compete agreement with the selling physician. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

		Weighted-average
	Assets	Amortization
	Acquired	Period (years)

Noncompete Agreement	2,400	3
Total identifiable intangible assets	$2,400

Amortization expense related to the purchased intangible assets in the accompanying consolidated statement of operations for the year ended January 31, 2014 was not material.

Property and equipment fair value was determined using their historical cost adjusted for usage and management estimates.

The fair value of the non-compete agreement was estimated using the income approach. The income approach uses valuation techniques to convert future amounts to a single discounted present value amount. Our measurement is based on the value indicated by current market expectations about those future amounts. The fair value considered our estimates of future incremental earnings that may be achieved by the intangible assets.

The promissory note issued will be paid in installments of $10,000 per month for eight months commencing March 1, 2014 under a non-interest bearing promissory note to be secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.46 % per annum to discount future cash flows, which is based on based on index of Moody's Baa-rated corporate bonds as of the valuation date.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition includes benefits that the Company believes will result from gaining additional expertise and intellectual property in the clinical care area and expand the reach of the Company’s Maverick Medical Group IPA. Goodwill is not amortized and is not deductible for tax purposes.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended January 31, 2014 were approximately $5,900.

We do not consider this acquisition to be a material business combination and, therefore, have not disclosed  separately the pro forma results of operations as required for material business combinations.

The results of operations in the aggregate for the Medical Clinic Acquisitions discussed above are included in the consolidated statements of operations from their acquisition dates. The pro forma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for year ended January 31, 2014 assume the Medical Clinic Acquisitions in the aggregate had occurred on February 1, 2013, and for the year ended January 31, 2013 assume the Medical Clinic Acquisitions in the aggregate had occurred on February 1, 2012:

	2014 (Unaudited)	2013 (Unaudited)
Net revenue	$11,570,305	$9,162,131
Net loss	$(4,526,075)	$(8,801,564)
Basic and diluted net loss per share	$(0.12)	$(0.27)

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at January 31:

	2014	2013
Accounts payable	$467,636	$394,915
Accrued compensation	452,562	500,023
Medical payables	285,625	-
Income taxes payable	287	1,087
Accrued interest	47,722	9,310
Accrued professional fees	119,453	45,316
	$1,373,285	$950,651

5. Notes and Lines of Credit Payable

Notes and lines of credit payable consist of the following at January 31:

	2014	2013

Senior Secured Note	$-	$500,000
Medical Clinic Acquisition Promissory Notes	272,050	-
Secured Revolving Credit Facility	2,811,878	-
Unsecured Revolving Line of Credit	94,765	94,765
Total Notes and Lines of Credit Payable	$3,178,693	$594,765

Senior Secured Note

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”) an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provided for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and is secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of the Company’s common stock, which was valued at $25,661 at the date of issuance.

On September 15, 2012, SpaGus agreed to allow the Company to defer payment of the scheduled principal payments due on September 15 and October 15, 2012, and amended the Note effective October 15, 2012 in which SpaGus agreed to provide additional principal to the Company in the amount of $230,000. The terms of the amended Note in the amount of $500,000 provided for borrowings to bear interest at 8.0 % per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013, and October 15, 2013. The amended Note was to have matured October 15, 2013, and could be prepaid at any time prior to September 29, 2013. The Company paid SpaGus financing costs of 100,000 restricted shares of the Company’s common stock on the amendment date, which had a fair value of $50,000. On April 15, 2013, the Company issued an additional 100,000 restricted shares of the Company’s common stock to SpaGus required under the terms of the amended Note, which had a fair value of $45,000 at the obligation date. The Company accounted for this additional payment as a modification, which was amortized to interest expense over the remaining term of the amended Note using the effective interest method. The amended Note matured and was repaid, including accrued unpaid interest, on October 16, 2013.

Medical Clinic Acquisition Promissory Notes

In connection with the September 1, 2013 acquisition of Whittier medical clinic (Note 3), ACC issued a non-interest bearing promissory note to the seller, which is due in installments of $15,000 per month for ten months commencing 90 days from the closing date under a non-interest bearing promissory note to be secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.45% per annum to discount future cash flows, which is based on Moody’s Baa-rated corporate bonds at the valuation date. The note is secured by substantially all assets of the clinic.

In connection with the January 6, 2014 acquisition of Fletcher medical clinic (Note 3), ACC issued a non-interest bearing promissory note to the seller, which is due in installments of $15,000 per month for five months commencing April 1, 2014 under a non-interest bearing promissory note secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.30% per annum to discount future cash flows, which is based on Moody’s Baa-rated corporate bonds at the valuation date. The note is secured by substantially all assets of the clinic.

In connection with the December 7, 2013 acquisition of Eagle Rock medical clinic (Note 3), ACC issued a non-interest bearing promissory note to the seller, which is due in installments of $10,000 per month for eight months commencing March 1, 2014 under a non-interest bearing promissory note secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.46 % per annum to discount future cash flows, which is based on based on index of Moody's Baa-rated corporate bonds at of the valuation date. The note is secured by substantially all assets of the clinic.

The Medical Clinic Acquisition Promissory Notes were repaid in connection with the equity and debt financing with NNA of Nevada, Inc. (see Note 10.)

Lines of credit payable

Secured revolving credit facility

On October 15, 2013, the Company entered into a $ 2.0 million secured revolving credit facility (the “Credit Agreement”) with NNA of Nevada, Inc., and (“the Lender” or “NNA”).  The Company and its subsidiaries are guarantors of the Company’s obligations under the Credit Agreement. Loans drawn under the Credit Agreement are secured by all of the assets of the Company and its subsidiaries, including a security interest in the deposit accounts of the Company and its subsidiaries and a pledge of the shares in the Company’s subsidiaries. Amounts outstanding under the Credit Agreement accrue interest at a rate equal to the sum of (i) three month LIBOR and (ii) six percent (6.24% at January 31, 2014).   Interest is payable on the last business day of each successive month, in arrears, commencing October 31, 2013, and at each month-end thereafter. The Credit Agreement requires the Company to pay the Lender a facility fee, on the last business day of each month, at a per annum rate of 1.0 % of the average daily unused portion of the revolving credit commitment under the Credit Agreement. The Credit Agreement matures June 30, 2014. The Company incurred direct costs related to the Credit Agreement aggregating $ 119,500, which were accounted for as deferred financing costs and are amortized using the straight line method to interest expense over the term thereof.

On December 20, 2013, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $ 2.0 million to $ 4.0 million. The proceeds of the Amended Credit Agreement were used by the Company to repay the $ 500,000 senior secured note (the “Senior Secured Note”) to SpaGus Apollo,LLC, and will be used to pay or repay certain of the Company’s 10 % Notes, to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes.

The Amended Credit Agreement contains the following financial covenants:

•	Consolidated EBIT: The Company will not permit Consolidated EBIT as of the last day of each fiscal quarter shown below, for the fiscal quarter then ended, to be a greater negative amount than the amount set forth below:

Period	Minimum Consolidated EBIT(loss)
3rd fiscal quarter ended October 2013	$(900,000)
4 th fiscal quarter ended January 2014	$(1,227,111)
1 st fiscal quarter ended April 2014	$(1,696,958)

Consolidated EBIT is defined, for any period, as the aggregate of (i) Consolidated Net Income (Loss) of the Company plus (ii) the sum of interest expense and income tax expense, and minus (iii) interest income, all to the extent taken into account in the calculation of Consolidated Net Income.   Consolidated Net Income is defined, for any period, as the net income (or loss) of the Company and its Subsidiaries, as determined on a consolidated basis in accordance with U.S. GAAP, but excluding extraordinary gains and losses and any other non-operating gains and losses.

•	Working Capital Ratio: Permit the Working Capital Ratio to be less than 0.80:1.00 at any time.

Working Capital Ratio is defined, as of the measurement date, as the ratio of (i) the sum of (A) the current assets of the Company and its subsidiaries as determined on a consolidated basis in accordance with U.S. GAAP, and (B) the unused portion of the revolving credit commitment to (ii) the current liabilities of the Company and its subsidiaries including without the aggregate amount of the Credit Agreement borrowings.

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

The Company is in compliance with its financial covenants as of January 31, 2014 under the Amended Credit Agreement.

Unsecured revolving line of credit

Hendel has a $100,000 revolving line of credit with a financial institution of which $94,765 was outstanding at January 31, 2014. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% ( 7.75% per annum at January 31, 2014 ), interest only is payable monthly, and matures June 5, 2014 . The line of credit is unsecured.

Interest expense associated with the notes and lines of credit payable consisted of the following for the year ending January 31:

	2014	2013
Interest expense	$68,634	$27,959
Amortization of loan fees and discount	161,091	83,331
	$229,725	$111,290

6.   Convertible Notes Payable

The Company’s long-term debt consisted of the following at January 31:

	January 31,	January 31,
	2014	2013

10% Senior Subordinated Convertible Notes redeemed in fiscal year 2014	$-	$1,066,611
9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $149,478 (January 31, 2014) and $186,897 (January 31, 2013)	950,522	693,103
8% Senior Subordinated Convertible Notes due February 1, 2015	150,000	150,000
Total Convertible Notes	1,100,522	1,909,714
Less: Current Portion	-	-
Long Term Portion	$1,100,522	$1,909,714

10% Senior Subordinated Callable Convertible Notes due January 31, 2016

On October 16, 2009, the Company issued $1,250,000 of its 10% Senior Subordinated Callable Convertible Notes (the “10% Notes”). The net proceeds of $1,100,000 were used for the repayment of existing debt, acquisitions, physician recruitment and other general corporate purposes. The notes bear interest at a rate of 10% per annum, payable semi- annually on January 31 and July 31. The Notes mature and become due and payable on January 31, 2013 and ranked senior to all other unsecured debt of the Company.

The 10% Notes were sold through a placement agent in the form of a Unit. Each Unit comprised one 10% Senior Subordinated Callable Convertible Note with a par value $25,000, and one five-year warrant to purchase 25,000 shares of the Company’s common stock. The purchase price of each Unit was $25,000, resulting in gross proceeds of $1,250,000.

In connection with the placement of the subordinated notes, the Company paid a commission of $125,000 and $25,000 of other direct expenses to the placement agent. The placement agent also received five-year warrants to purchase up to 250,000 shares of the common stock at an initial exercise price of $0.25 per share adjustable pursuant to changes in public value of our shares and cash flow of the Company from July 31, 2011 until the 10% Note was paid in full. The agent also received 100,000 shares of restricted common stock for pre-transaction advisory and due diligence services. A commission of $125,000 paid at closing is accounted for as prepai expense and will be amortized over a forty-month period through January 31, 2013, the maturity date of the 10% Notes. The $25,000 of other direct expenses were paid at closing and accounted for as financing costs in the accompanying consolidated financial statements. In addition, financing costs included $4,000 related to the value of the 100,000 restricted shares granted to the placement agent.

The 10% Notes were convertible any time prior to January 31, 2013. The initial conversion rate was 200,000 shares of the Company’s common stock per $25,000 principal amount of the 10% Notes adjustable pursuant to changes in public value of our shares and cash flow of the Company. This represented an initial conversion price of $0.125 per share of the Company’s common stock. The 10% -Notes were fixed from August 1, 2009 through July 31, 2011. After July 31, 2011, the conversion price was equal to the lesser of $0.125 per share or the average of the monthly high stock price and low stock price as reported by Bloomberg multiplied by 110%. The minimum conversion price was the greater of $0.05 per share or 8 times cash earnings per share.  On or after January 31, 2012, the Company was able to, upon 60 days’ notice to both the 10% Note holder’s and the placement agent, redeem all or a portion of the notes at a redemption price in cash equal to 102% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

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

At January 31, 2012, the warrant exercise price reset to $0.11485. In connection with this, the Company recorded a warrant liability of $120,000 and recognized additional financing costs of $120,000 for the year ended January 31, 2012. The fair value of the warrant liability was determined using the Black-Scholes model option pricing model with the following assumptions: expected life of 2.75 years; 30% stock price volatility; risk-free interest rate of 0.30% and no dividends during the expected term.

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

The Company also amended the Warrants on October 29, 2012 to extend the expiration date to July 31, 2016 and to fix the Warrant’s exercise price at $0.11485 per share. At January 31, 2012, the Warrants were reclassified as warrant liabilities in accordance with ASC 815-40 as the Warrants did not meet the criteria to be indexed to the Company’s common stock and classified as equity. At the Warrant amendment date, the Company reassessed the classification of the Warrants as a result of fixing the conversion price, and determined that the amended Warrants met the criteria to be indexed to the Company’s common stock, and should be equity-classified. The Company determined that the fair of the Warrants immediately prior to the Warrant amendment was $785,135 using the Black-Scholes option pricing model inputs of: expected life 2.0 years; 80% stock price volatility; risk-free interest rate of 0.28%, and no dividends during the expected term. The fair value of the Warrants giving effect to the amendment was $808,732 was reclassified from warrant liability to additional paid-in capital in the accompanying consolidated balance sheet, and was determined using the Black-Scholes option pricing model inputs of: expected life 3.8 years; 80% stock price volatility; risk-free interest rate of 0.37%, and no dividends during the expected term. The difference between the pre-amendment and post-amendment Warrant fair values of $24,437 was recorded as a loss on modification and included in the accompanying consolidated statement of operations.

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

On December 20, 2013, the Company entered into a Settlement Agreement and Release (collectively, the “Settlement Agreements”) with each of the holders of 10% Notes to the First Amendment (each, a “Holder” and, collectively, the “Holders”), some or all of whom also hold other securities of the Company. Under the Settlement Agreements, the Company agreed to redeem  the 10% Notes of the Holders for cash and/or convert into shares of the Company’s Common Stock. Under the Settlement Agreements, in the aggregate, the Company redeemed and converted $1,250,000 in original principal amount of the 10% Notes, plus accrued interest thereon, for total cash payments of approximately $729,000 (including related accrued interest), and total issuances of 8,812,362 shares of the Company’s common stock (the “Conversion Shares”).The $729,000 included cash payments by the Company to certain Holders that elected to redeem their as-if converted shares of common stock for $0.30 per share. In accordance with ASC 470-20, the Company determined that as all securities subject to conversion privileges had not been issued, the transaction did not qualify for inducement accounting, and that the as-if conversion portion of the cash payments would be accounted for as extinguishments. The Company allocated the cash consideration paid between the estimated fair value of the applicable debt extinguished and the equity component. Immediately prior to the transaction date, the Company estimated the fair value of the net carrying value of the debt based on the expected term which approximated the contractual life and used a discount rate based on an estimated yield of 18.6% based on Company debt issued earlier in the year (without a call option feature), which approximated $950,000 compared to net carrying value of approximately $1,100,000 at the transaction date. The as-if converted cash option holder principal represented 22% of the total principal (88% was related to holders that elected to convert into shares); the total cash consideration paid of $729,000 was allocated $218,000 to the extinguished debt, which resulted in a gain on extinguishment of approximately $25,000 included in Other Income in the accompany consolidated statement of operations for the year ended January 31, 2014. The remaining cash consideration of $511,000 was allocated to the reacquisition of the embedded conversion feature and classified in additional paid-in capital.

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On September 1, 2011, the Company issued $150,000 of its 8% Senior Subordinated Convertible Promissory Notes (8% Notes). The net proceeds were used for working capital to support organic growth including the expansion to new hospitals and hiring of new physicians, acquisitions of physician practices and or care management businesses and for general corporate purposes. The notes bear interest at a rate of 8% per annum, payable semi -annually on December 31 and June 30. The Notes mature and become due and payable on February 1, 2015 and rank senior to all other subordinated debt of the Company.

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

9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016

On January 31, 2013, the Company raised $880,000 through a private placement offering of par value 9% Senior Subordinated Callable Convertible Promissory Notes maturing February 15, 2016 (the “9% Notes”). The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15 and are subordinated. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $0.40 per share of common stock, subject to adjustment for stock splits, stock dividends and reverse stock splits. After 60 days prior notice, the 9% Note is callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the 9% Note is callable at a price of 105% of its par value, and if the ADVT is less than $100,000, it is callable at a price of 110% of tits par value.

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

The Company incurred financing costs with a placement agent equal to 9% of the of the subscription price of the 9% Notes sold, out- of- pocket expenses, legal fees, and warrants to purchase 176,000 shares of the Company’s common stock at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits as follows:

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

During the year ended January 31, 2014, the Company issued additional units of the 9 % Notes for aggregate proceeds of $220,000, respectively, and warrants to purchase the Company’s common stock aggregating 165,000 shares. In addition, the Company issued 44,000 warrants to the placement agent associated with these additional proceeds.

The fair value of the warrants issued during the year ended January 31, 2014 was $50,937 based on the Company’s closing stock price at the transaction dates and weighted-average inputs to the Black-Scholes option pricing model as follows:

Exercise Price	$0.42
Expected Term (in years)	5.00
Volatility	48.0%
Dividend rate	0.0%
Interest rate	0.7%

This amount was recorded as deferred financing costs which will be amortized to interest expense using the effective interest method over the term of the 9% Notes.

Interest expense associated with the convertible notes payable consisted of the following for the year ended January 31:

	2014	2013
Interest expense	$218,403	$137,000
Amortization of loan fees	96,454	5,831
Amortization of debt discount	134,601	676,055
	$449,458	$818,886

Convertible notes maturing after one year consists of the following:

Year ending January 31,
2016	$150,000
2017	$950,522

7. Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”)). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of January 31, 2014, the Company had federal and California tax net operating loss carryforwards of approximately $10.5 million and $10.5 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2029 through 2033. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets as of January 31, 2014 and January 31, 2013 are shown below. A valuation allowance of $4,163,638 and $4,164,591 as of January 31, 2014 and 2013, respectively, has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Deferred tax assets (liabilities) consist of the following at January 31:

	2014	2013

NOL carry forward	$3,575,748	$3,967,114
Stock options – exercisable	1,164,135	741,971
Contribution carryforward	6,018	8,740
Warrant liability		-
State income taxes	272	544
Accrual to cash	(179,000)	(243,300)
State income taxes, deferred	(403,535)	(310,478)
Net deferred tax asset	4,163,638	4,164,591
Valuation allowance	(4,163,638)	(4,164,591)
	$-	$-

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the year ended January 31:

	2014	2013
Tax computed at the statutory rate (34%)	0.34%	0.34%
Stock options	(0.18)%	(0.06)%
Accrual to cash	-%	-%
Warrant liability	-%	-%
Impairment Loss	-%	-%
Non-cash stock compensation	-%	-%
Change in valuation	(0.16)%	(0.28)%
	-%	-%

As of January 31, 2014, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2011 through 2014. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

8. Stockholders’ Deficit

Common Stock Placement

In March 2013, the Company initiated a private placement of up to 7,500,000 shares of its common stock at a price per share of $ 0.40 (the “Equity Offering”), and during the year ended January 31, 2014 the Company issued 1,825,000 shares of common stock for proceeds of $730,000.

Equity Incentive Plans

On March 4, 2010, the Company’s Board of Directors approved the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the granting of the following types of awards to persons who are employees, officers, consultants, advisors, or directors of the Company or any of its affiliates:

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

Stock options and warrants issued under the 2010 Plan to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

On August 31, 2012, the Company’s Board of Directors amended the 2010 Plan, which allowed the Board to grant an additional 7,000,000 to 12,000,000 shares of the Company’s common stock. The 2010 Plan awards include incentive stock option, non-qualified options, restricted common stock, and stock appreciation rights. As of January 31, 2013, approximately 267,000 shares are available for future grants under the 2010 Plan. The Company issues new shares to satisfy stock option and warrant exercises. As of January 31, 2014, there are no shares available for future grants under the 2010 Plan, and no further shares will be issued under the 2010 Plan.

On April 29, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock will be reserved for issuance there under. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of January 31, 2014 there are 1,968,000 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued under the 2013 Plan to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

The Company’s Board of Directors authorized the issuance of 600,000 shares of common stock for compensation related to consulting and directors’ fees during the twelve months ended January 31, 2012. The shares were valued at $90,000 based on the fair values of the shares at the issuance dates. These shares were not issued as January 31, 2012 and were recorded as a liability at January 31, 2012. Included in the issuance of 600,000 shares were 400,000 restricted shares of common stock acquired by Mr. Suresh Nihalani for $0.001 per share in connection with Mr. Nihalani’s re-election to the Company’s Board of Directors. The fair value of the grant to Mr. Nihalani was $60,000 and was recorded as compensation expense during the year ended January 31, 2012.

During the first quarter ended April 30, 2012, the Company’s Board of Directors authorized: (i) the purchase of 400,000 restricted shares of the Company’s common stock by Mr. Gary Augusta at $0.001 per share in connection with Mr. Augusta’s election to the Company’s Board of Directors. The fair value of the shares at grant date was $47,520 and is accounted for as prepaid consulting and amortized to expense over the related service period, with the unamortized portion presented as a contra equity account on the balance sheet ; (ii) the issuance of 216,000 common shares to SpaGus Capital, LLC with a fair value of $25,661 related to the cost of placing the Senior Secured Note (see Note 5); and (iii) the issuance of 300,000 common shares with a fair value of $41,560 related to consulting services provided by Mr. Augusta during the three months ended April 30, 2012. The Company has the right, but not the obligation, to redeem the unearned service portion of the 400,000 restricted shares purchased by Mr. Nihalani and 400,000 restricted shares purchased by Mr. Augusta at par value.

The Company’s Board of Directors authorized the issuance of 200,000 shares to Mr. Augusta with a fair value of $26,000 during the three months ended July 31, 2012 related to consulting services provided by Mr. Augusta.

On September 15, 2012, the Company’s Board of Directors authorized the issuance of 3,350,000 shares of the Company’s common stock to certain employees and consultants as follows: (i)1,200,000 common shares purchased by Dr. Eli Hendel for $0.001 per share, pursuant to a consulting agreement dated August 1, 2012 in which if Dr. Hendel is terminated for “any or no reason”, the Company will have the right, but not the obligation, to repurchase at $0.001 per share 800,000 shares if the agreement is terminated within twelve months of the date of the VMM Purchase Agreement (see Note 3), and repurchase 400,000 shares if the agreement is terminated within 24 months. The fair value of the shares was estimated to be $480,000, and the share purchase was accounted for as prepaid consulting and amortized over the life of the agreement; (ii) 1,000,000 common shares purchased by Dr. Warren Hosseinion, the Company’s Chief Executive Officer, for $0.001 per share with a fair value of $420,000 and expensed at grant date; (iii) 700,000 common shares purchased by Mr. Kyle Francis, the Company’s Chief Financial Officer, for $0.001 per share with a fair value of $269,500 and expensed at grant date;, and (iv) 316,667 common shares purchased by certain employees and consultants for $0.001 per share with a fair value of $133,317 and expensed at grant date.

On October 15, 2012, the Company’s Board of Directors authorized the issuance of 100,000 shares of the Company’s common stock to SpaGus Capital Partners, LLC in connection with the amendment of the Company’s Senior Secured Promissory Note with a fair value of $50,000 (see Note 5).

On October 18, 2012, the Company’s Board of Directors authorized the issuance of 400,000 restricted shares of the Company’s common stock with a fair value of $168,000 to Mr. Mark Meyers, pursuant to Mr. Meyers’ appointment to the Company’s Board of Directors. On October 22, 2012, the Company’s Board of Directors authorized the issuance of 500,000 restricted shares of the Company’s common stock with a fair value of $210,000 to Mr. Creem pursuant to Mr. Creem’s appointment to the Company’s Board of Directors. Mr. Meyers and Mr. Creem’s restricted share grants each vest on a monthly basis over 36 months and are accounted for as prepaid consulting and are amortized over the life of their respective agreements.

On October 29, 2012, the Board of Directors authorized the issuance of 20,000 shares of the Company’s common stock with a fair value of $12,600 to the 10% Notes placement agent (see Note 6).

On April 30, 2013, the Company’s Board of Directors authorized the issuance of 300,000 shares of common stock to Kaneohe Advisors, LLC for consulting services, 300,000 shares of common stock to Gary Augusta for consulting services, and 100,000 shares of common stock for other professional services during the quarter ended April 30, 2013. The 700,000 shares authorized had an aggregate cost of $ 315,000 and were recorded as stock-based compensation expense based on the fair values of the shares at the commitment dates. The Company issued these shares during the quarter ended October 31, 2013.

During the quarter ended July 31, 2013, the Company accrued 180,000 shares of common stock for professional services with an aggregate cost of $ 97,200 based on the fair value of the shares at their respective commitment dates. The Company issued these shares during the quarter ended October 31, 2013.

During the quarter ended October 31, 2013, the Company accrued 162,500 shares of common stock for professional services with an aggregate cost of $ 87,750 based on the fair value of the shares at their respective commitment dates.  These shares were issued during the quarter ended January 31, 2014.

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows for the year ended January 31:

		Weighted-average
		Grant Date
	Shares	Fair Value
Unvested or unlapsed shares - February 1, 2012	-	$-
Granted	5,750,000	$0.30
Vested / lapsed	(3,914,815)	$0.30
Forfeited	-	$-
Unvested or unlapsed shares - January 31, 2013	1,835,185	$0.30
Granted	-	$-
Vested / lapsed	(822,222)	$0.21
Forfeited	-	$-
Unvested or unlapsed shares - January 31, 2014	1,012,963	$0.41

As of January 31, 2014, there was $282,176 of total unrecognized compensation cost related to unlapsed or unvested stock-based compensation arrangements under the 2010 and 2013 Equity Incentive Plans, which is recorded as prepaid consulting expense in the accompanying consolidated balance sheets. That cost is expected to be recognized over a remaining weighted-average period of 1.5 years. Related compensation expense recognized during the years ended January 31, 2014 and 2013, was $360,619 and $1,175,428, respectively.

Option Issuances

During the year ended January 31, 2011, the Company’s Board of Directors granted 1,150,000 options to employees and directors. The fair value of the options was $0.11 per share, or $126,500 aggregate fair value. The fair value of each option award was estimated using the Black-Scholes option pricing model. The calculation was based on the exercise price of $0.15, an expected term of 10.0 years using the simplified method, an interest rate of 1.98%, volatility of 80% and no dividends.

On February 1, 2012, the Board of Directors approved the grant of 1,000,000 stock options to Mr. Ted Schreck pursuant to Mr. Schreck’s agreement to join the Company’s Board as a director. The options vest in three equal installments on each of February 1, 2012, 2013, and 2014 subject to Mr. Schreck’s continued role as a director. The options expire on the tenth anniversary of issuance. The fair value of the stock options of $120,000 was determined under the Black-Scholes option pricing model. The calculation was based on the exercise price of $0.15, an expected term of 10.0 years using the simplified method, interest rate of 1.97%, volatility of 80.0% and no dividends.

On September 15, 2012, the Company’s Board of Directors authorized the issuance of stock options to acquire 3,075,000 shares of the Company’s common stock to certain of the Company’s physicians and medical professionals. The options substantially vest in three equal installments on each of September 15, 2012, July 31, 2013, and July 31, 2014, subject to the recipients continued role with the Company, and expire on the tenth anniversary of issuance. The fair value of the options was estimated to be $907,796 determined using the Black-Scholes option pricing model. The calculation was based on the following inputs: exercise price of $0.21, expected term of 3.7 years using the simplified method, interest rate of 0.42%, volatility of 80.0% and no dividends.

During the quarter ended January 31, 2013, the Company’s Board of Directors authorized the issuance of 150,000 stock options to Mr. Mark Meyers pursuant to Mr. Meyers’ consulting agreement (Note 11). The options vest immediately and expire on the tenth anniversary of issuance.

The fair value of the stock options of $55,617 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs: exercise price of $0.21, an expected term of 6.0 years using the simplified method, interest rate of 0.70%, volatility of 36.7% and no dividends.

During the quarter ended April 30, 2013, the Company’s Board of Directors authorized the issuance of options for 150,000 shares of common stock with an exercise price of $ 0.21 per share to Mark Meyers pursuant to Mr. Meyers’ consulting agreement. The options vested immediately and expire on the tenth anniversary of issuance. The fair value of the 150,000 stock options of $55,774 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (in years)	3.0
Volatility	17.4%
Dividends	0.0%
Interest rate	0.82%

During the quarter ended April 30, 2013, the Company issued option awards for 382,000 shares of the Company’s common stock. The options generally vest on a monthly basis over a 36 month period, and expire on the tenth anniversary of issuance. The aggregate fair value of the stock options of $88,170 was determined using the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Exercise Price	$0.41
Expected Term (in years)	4.59
Volatility	26.0%
Dividend rate	0.0%
Interest rate	0.5%

During the quarter ended July 31, 2013, the Company’s Board of Directors authorized the issuance of options for 150,000 shares of common stock with an exercise price of $ 0.21 per share to Mark Meyers pursuant to Mr. Meyers’ consulting agreement. The options vest immediately and expire on the tenth anniversary of issuance. The fair value of the 150,000 stock options of $ 65,678 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (in years)	3.0
Volatility	29.7%
Dividends	0.0%
Interest rate	0.5%

On May 21, 2013, the Company’s Board of Directors authorized the issuance of 400,000 common stock options to David Schmidt pursuant to the Director’s Agreement between Mr. Schmidt and the Company in connection with his appointment to the Company’s Board of Directors. The options vest evenly over 36 months. The fair value of the 400,000 stock options of $ 69,464 was determined under the Black-Scholes option pricing model using the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Exercise Price	$0.50
Expected Term (in years)	3.0
Volatility	29.7%
Dividend rate	0.0%
Interest rate	0.64%

During the quarter ended July 31, 2013, the Company’s Board of Directors authorized the issuance or modification of common stock option awards for 1,733,000 shares to certain employees. The options generally vested upon grant. The aggregate fair value of the options was $1,045,984, determined using the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Exercise Price	$0.004
Expected Term (in years)	3.00
Volatility	29.7%
Dividend rate	0.0%
Interest rate	0.6%

During the quarter ended October 31, 2013, the Company’s Board of Directors authorized the issuance of common stock option awards for 270,000 shares to an employee and a consultant. The options vest on various dates through July 31, 2014. The aggregate fair value of the options was $74,311 determined using the Black-Scholes option pricing model. The calculation was based on the estimated fair value of the Company’s stock price on the date of grant and the following weighted-average inputs:

Exercise Price	$0.47
Expected Term (in years)	6.00
Volatility	67.2%
Dividend rate	0.0%
Interest rate	1.4%

Stock option activity for the years ended January 31, 2014 and 2013 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value

Balance, February 1, 2012	1,150,000	$0.15	8.9	$-
Granted	4,225,000	0.19	9.2	-
Exercised	(75,000)	0.21	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, January 31, 2013	5,300,000	0.18	9.1	$-
Granted	3,085,000	0.18	9.4	-
Cancelled	(1,020,250)	0.22	8.6	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(6,750)	0.79	9.0	-
Balance, January 31, 2014	7,358,000	$0.17	9.0	$-

Vested and exercisable - January 31, 2014	6,066,890	$0.16	9.1	$-

The stock options exercised during the year ended January 31, 2014 had no intrinsic value. The total intrinsic value of stock options exercised during the year ended January 31, 2013 was $15,750.

ApolloMed ACO 2012 Equity Incentive Plan

On October 18, 2012 ApolloMed ACO’s Board of Directors adopted the ApolloMed Accountable Care Organization, Inc. 2012 Equity Incentive Plan (the “ACO Plan”) and reserved 9,000,000 shares of ApolloMed ACO’s common stock for issuance there under. The purpose of the ACO Plan is to encourage select employees, directors, consultants and advisers to improve operations and increase the profitability of ApolloMed ACO and encourage select employees, directors, consultants and advisers to accept or continue employment or association with ApolloMed ACO.

During the year ended January 31, 2013, ApolloMed ACO issued restricted common stock under the ACO Plan totaling 3,690,000 shares to participating physicians. One-third of the total share grant, or 1,230,000 shares, vested upon grant and the remainder is subject to the ACO Plan vesting schedule. ApolloMed ACO’s Board of Directors determined the fair value of the shares at grant date was $0.01 per share.

The following table summarizes the restricted stock award in the ACO Plan during the years ended January 31, 2014 and 2013:

	Shares	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Weighted Average Fair Value
Balance, February 1, 2012	-	-	$-	-
Granted	3,690,000	1.9	36,900	0.01
Released
Balance, January 31, 2013	3,690,000	1.9	36,900	0.01
Granted	62,000	1.7	620	0.01
Released	-
Balance, January 31, 2014	3,752,000	1.0	$37,520	$0.01

Vested and exercisable - January 31, 2014	2,480,042

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of January 31, 2014, total unrecognized compensation costs related to non-vested common stock options granted under our 2010 and 2013 Equity Plans, and the ACO Plan and the weighted-average period of years expected to recognize those costs are as follows:

		Weighted
		Average
		Remaining
		Life
		(Years)

Common stock options	$118,194	0.8

ACO Plan restricted stock	$15,736	1.0

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying consolidated statement of operations for the years ended January 31:

	2014	2013
Stock-based compensation expense:
Cost of services	$616,902	$550,710
General and administrative	1,540.955	1,511,018
	$2,157,857	$2,061,728

Warrants

Warrants consisted of the following:

	Aggregate
	Intrinsic Value	Number of warrants
Outstanding at February 1, 2012	$-	1,500,000
Granted	-	2,936,000
Exercised	-
Cancelled	-	(1,500,000)
Outstanding at January 31, 2013	$-	2,936,000
Granted	-	209,000
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2014	$-	3,145,000

		Weighted
		average		Weighted
	Warrants	remaining	Warrants	average
Exercise Price	outstanding	contractual life	exercisable	exercise price
$0.11485	1,250,000	2.50	1,250,000	$0.1149
$0.11485	250,000	2.50	250,000	$0.1149
$0.45000	500,000	2.50	500,000	$0.4500
$0.50000	100,000	3.74	100,000	$0.5000
$0.45000	825,000	4.00	825,000	$0.4500
$0.40000	220,000	4.00	220,000	$0.4000
	3,145,000	3.04	3,145,000	$0.2882

In conjunction with the completion of the private placement on October 16, 2009, the Company issued a total of 1,500,000 warrants (“Warrants”). Of this amount, 1,250,000 warrants were issued to the holders of the Convertible Notes and 250,000 warrants were granted to the placement agent. The warrants are exercisable into shares of Common Stock at an exercise price of $0.11485. The warrants had a five-year term and expire on October 31, 2014. On October 29, 2012, the Company, in conjunction with amendment of its 10% Senior Subordinated Convertible Notes (10% Notes) amended the Warrants in which the exercise price was fixed at $0.11485 per share and in which the term was extended to July 31, 2016. In addition, the Company issued to the 10% Note holders warrants to acquire 500,000 shares of the Company’s common stock at $0.45 per share, which have a term that extends to July 31, 2016. The Company issued warrants to acquire 100,000 shares of the Company’s common stock at $0.50 per share, which have a term that extends to October 28, 2017 to the placement agent of the 10% Note amendment. (see Note 6).

In conjunction with the placement of the 9% Notes during the year ended January 31, 2013, the holders of the 9% Notes received warrants to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.45 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and the placement agent received warrants to purchase 176,000 shares of the Company’s common at a conversion price of $0.40 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits, and which are exercisable at any date prior to January 31, 2018. During the year ended January 31, 2014, the Company issued additional units of the 9 % Notes for aggregate proceeds of $220,000, and warrants to purchase the Company’s common stock aggregating 165,000 shares. In addition, the Company issued 44,000 warrants to the placement agent associated with these additional proceeds. (see Note 6).

Authorized stock

At January 31, 2014, the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 8% Senior Subordinated Convertible Promissory Notes, the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at January 31, 2014:

Common stock issued and outstanding	46,952,469
Conversion of 8% Notes (1)	182,080
Conversion of 9% Notes	2,750,000
Warrants outstanding	3,145,000
Stock options outstanding	7,358,000
Remaining shares issuable under 2013 Equity Incentive Plan	1,820,000
Shares and warrants issued in March 2014 (2)	6,000,000
68,207,549

(1) Reflects shares issued in February 2014 in connection with the conversion of the 8% notes. See Note 10.

(2) Reflects 2,000,000 shares and 4,000,000 warrants issued in March 2014 in connection with an equity investment. See Note 10.

9. Commitments and Contingencies

Lease commitments

The Company leases its office facilities under non-cancelable operating leases, certain of which contain renewal options. Future minimum rental payments required under the operating leases are as follows:

Year ending January 31,

2015	$144,416
2016	121,546
2017	124,294
2018	30,000
2019	-
$420,256

Rent expense recorded for years ended January 31 was as follows:

	2014	2013

Rent expense	$210,302	$97,402

Consulting and employment agreements

On August 16, 2012, the Company entered into a consulting agreement with Kaneohe Advisors LLC, an entity wholly-owned and controlled by Mr. Kyle Francis, to serve as the Company’s Executive Vice President, Business Development and Chief Financial Officer. The term of the agreement is a month-to-month basis, and provided for Mr. Francis to receive $11,900 per month and the right to purchase 700,000 shares of the Company’s common stock at $0.001, and can be terminated by either party at any time.

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

On October 8, 2012, the Company entered into a consulting agreement with Mr. Mark Meyers to perform services as the Company’s Chief of Strategy and Business Development, in which Mr. Meyers will receive $10,000 per month, the right to receive options to acquire 50,000 shares per month of the Company’s common stock with an exercise price of $0.21 per share, and be eligible for performance-based compensation as determined by the Company’s Board of Directors. Mr. Meyers has the option to convert all or a portion of the cash compensation to equity at a conversion price equal to a discount of 30% from the trailing 90 day average of the closing price of the Company’s common stock. The agreement is terminable by either party without cause upon providing 90 days’ notice.

On November 18, 2013, the Company entered into a Consulting and Representation Agreement (the “Consulting Agreement”) with Augusta Advisors, Inc. (the “Consultant”), which is effective from October 1, 2013, supersedes the prior agreement with the Consultant, and terminates on December 31, 2014. Under the Consulting Agreement, the Consultant is paid $15,000 per month and $2,000 per month for expenses. The Consultant provides business and strategic services and makes Gary Augusta available as the Company’s Executive Chairman of the Board. Mr. Augusta is an existing director of the Company and subject to a Board of Directors Agreement with the Company dated March 7, 2012.

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

10. Subsequent Events

8% Senior Subordinated Convertible Promissory Notes Redemption

On or about February 21, 2013, the Company entered into a Settlement Agreement and Release (collectively, the “Settlement Agreements”) with each of the holders of 8% Notes (each, a “Holder” and, collectively, the “Holders”). Under the Settlement Agreements, the Company agreed to redeem for cash and/or convert into shares of the Company’s common stock the 8% Notes of the Holders. In the aggregate, the Company redeemed and converted $150,000 in original principal amount plus accrued interest thereon, for total cash payments of approximately $106,000 and total issuances of approximately182,000 shares of the Company’s common stock.

Equity and Debt Financing

On March 28, 2014, the Company entered into an equity and debt investment for up to $12.0 million with NNA of Nevada, Inc. (“NNA”). As part of the investment, the Company entered into an Investment Agreement with NNA, dated March 28, 2014 (the “Investment Agreement”), pursuant to which the Company sold NNA 2,000,000 shares of the Company’s common stock (the “Purchased Shares”) at a purchase price of $1.00 per share. Under the Investment Agreement, for so long as NNA holds any combination of Company common stock, Convertible Note (as defined below) or Warrants (as defined below) that in the aggregate either represent or entitle Purchaser to acquire at least 2,000,000 shares of Company common stock (the “Requisite Condition”), (i) NNA shall have the right to appoint one representative to attend all meetings of the Company’s Board of Directors (and each Board of Directors of the Company’s subsidiaries) and any committee thereof in a nonvoting observer capacity, and (ii) NNA shall have the right to have one representative (the “NNA Director”) nominated as a member of the Company’s Board of Directors (and each Board of Directors of the Company’s subsidiaries) and each committee thereof, including without limitation, the Company’s compensation committee. The Investment Agreement also provides that, within 180 days of closing, the Company’s certificate of incorporation will be amended to provide for indemnification of the members of the Company’s Board of Directors (and each Board of Directors of the Company’s subsidiaries) to the broadest extent permitted by applicable law. In addition, for so long as the Requisite Condition is satisfied, if the Company makes any public or non-public offering of any equity, or any other securities, warrants, options or debt that are convertible or exchangeable into equity or that include an equity component (any such security a “New Security”), NNA shall be afforded the opportunity, subject to certain exceptions, to subscribe for a pro rata share of any New Security so offered for the same price and on the same terms as such New Security is proposed to be offered to others. The Investment Agreement provides that, by the earlier of (i) 180 days of closing and (ii) 20 business days prior to the offer, sale and purchase of New Securities, the Company will amend its certificate of incorporation in order to permit NNA to exercise this right. In connection with NNA’s purchase of the Purchased Shares, the Company issued NNA a Common Stock Purchase Warrant, pursuant to which NNA has the right to purchase up to 1,000,000 shares of Company common stock at an initial exercise price of $1.00 per share, subject to adjustment as provided therein (the “Investment Agreement Warrants”).

As a condition to the closing of the Investment Agreement, the Company, NNA, and the Management Shareholders (as defined therein) entered into a Shareholders Agreement, dated March 28, 2014 (the “Shareholders Agreement”), which grants NNA a tag along right with respect to sales by Management Shareholders of Company common stock. In addition, each Management Shareholder agreed to cooperate with making effective various amendments to provisions of the Company’s certificate of incorporation required by the Investment Agreement. In addition, each Management Shareholder agreed to use commercially reasonable efforts to take any and all actions (including without limitation, any indirect actions, such as increasing the size of the Company’s Board of Directors to accommodate the addition of the NNA Director) to support and effect the appointment or election, and reappointment or reelection, of such NNA Director and the full exercise and realization of all rights with respect to the Company’s Board of Directors to which Investor is entitled pursuant to the Investment Agreement.

In connection with the Credit Agreement (as discussed below) and the Investment Agreement, the Company issued NNA a Convertible Note, dated March 28, 2014 (the “Convertible Note”), which provides that the Company may, but will not be required to, borrow the amount of $2,000,000 evidenced by the Convertible Note at any time before December 15, 2014. The outstanding principal on and accrued interest under the Convertible Note, if any, is convertible at NNA’s option into shares of the Company’s common stock at an initial conversion price of $1.00 per share, subject to adjustment as provided in the Convertible Note. The Convertible Note contains anti-dilution protection provisions in favor of NNA, including, if there is a dilutive issuance, the conversion ratio is adjusted to reflect the difference in price below $1.00, if any such issuance is below $0.90 per share. This right to anti-dilution protection in connection with issuances below $0.90 per share lasts until the Company’s next financing that yields gross cash proceeds in an aggregate amount of at least $2.0 million or 2 years from closing, whichever is earlier. The amounts outstanding under the Convertible Note can, in some circumstances, be required to be prepaid, and can be accelerated in connection with various events of default, as set forth in the Convertible Note. The Company has agreed to pay NNA a funding fee of $20,000 if the Company borrows under the Convertible Note. In connection with NNA’s purchase of the Convertible Note, the Company issued NNA a Common Stock Purchase Warrant, pursuant to which NNA has the right to purchase up to 1,000,000 shares of Company common stock at an initial exercise price of $1.00 per share, subject to adjustment as provided therein (the “Convertible Note Warrants”). NNA may exercise the Convertible Note Warrants only upon NNA making the $2,000,000 term loan to the Company pursuant to the Convertible Note.

As part of this investment, the Company entered into a Credit Agreement with NNA (the “Credit Agreement”) which provides for a $1.0 million secured revolving credit facility (the “Revolving Loan”) and a $7.0 million secured term loan (the “Term Loan” and together with the Revolving Loan, the “Loans”). The Company, its subsidiaries, and certain affiliates that are consolidated in the financial statements of the Company (such subsidiaries and such affiliates, the “Guarantors”), are guarantors of the Company’s obligations under the Credit Agreement. Loans drawn under the Credit Agreement are secured by all of the assets of the Company and the Guarantors, including a security interest in the deposit accounts of the Company and the Guarantors and a pledge of the shares in the Company’s subsidiaries. The Term Loan accrues interest at a rate of eight percent, per annum, and the amounts drawn under the Revolving Loan accrue interest at a rate equal to the sum of (i) LIBOR and (ii) six percent, per annum. Interest on the Loans is payable on the last business day of each successive month, in arrears, commencing April 30, 2014, and at each month-end thereafter. Loans under the Credit Agreement are repayable on or before March 28, 2019. The principal amount of the Term Loan is repaid on the last business day of each calendar quarter, commencing on the first such day to occur after the closing of the transactions contemplated by the Credit Agreement, in accordance with the amortization schedule contained in the Credit Agreement which provides for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year. The Loans can, in some circumstances, be required to be prepaid, and can be accelerated in connection with various events of default, as set forth in the Credit Agreement. The Company agreed to pay NNA a facility fee, on the last business day of each month, at a per annum rate of 1.0% of the average daily unused portion of the revolving commitments under the Credit Agreement. In addition, on March 28, 2014, the Company paid NNA $80,000 as an upfront fee. In connection with NNA’s extension of the Loans, the Company issued NNA (i) a Common Stock Purchase Warrant, pursuant to which NNA has the right to purchase up to 1,000,000 shares of Company common stock at an initial exercise price of $1.00 per share, subject to adjustment as provided therein (the “1,000,000 Credit Agreement Warrants”) and (ii) a Common Stock Purchase Warrant, pursuant to which NNA has the right to purchase up to 2,000,000 shares of Company common stock at an initial exercise price of $2.00 per share, subject to adjustment as provided therein (the “2,000,000 Credit Agreement Warrants,” and together with the 1,000,000 Credit Agreement Warrants, the Convertible Note Warrants and the Investment Agreement Warrants, the “Warrants”).

At the closing of the transactions contemplated by the Credit Agreement, existing loans of a principal amount of approximately $3.3 million under that certain Credit Agreement, dated as of October 15, 2013, as amended (the “Existing Credit Agreement”), were refinanced and approximately $3.7 million was advanced under the Term Loan. No amounts were drawn under the Revolving Loan at closing.

In connection with the Credit Agreement, the Company and Apollo Medical Management, Inc. (“Apollo Management”) entered into Collateral Assignments of Physician Shareholder Agreements and Management Agreements in favor of NNA (which were acknowledged by various affiliates that are Guarantors and Warren Hosseinion, M.D.), dated March 28, 2014 (the “Collateral Assignment Agreements”), whereby NNA acquired a security interest in the Company’s and Apollo Management’s rights, as applicable, under such agreements.

The Company and NNA also entered into a Registration Rights Agreement, dated March 28, 2014 (the “Registration Rights Agreement”) whereby the Company is obligated to, on or prior to one year after the closing of the sale of the Purchased Shares, prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Purchased Shares or any shares issued in connection with exercise of the Warrants or the conversion of the Convertible Note, subject to certain adjustments described therein, that are not already covered by an effective registration statement.

Each of the Warrants contains antidilution protection provisions in favor of NNA, including, if there is a dilutive issuance, the Warrants are adjusted to reflect the difference in price below $1.00, if any such issuance is below $0.90 per share. This right to antidilution protection in connection with issuances below $0.90 per share lasts until the Company’s next financing that yields gross cash proceeds in an aggregate amount of at least $2.0 million or 2 years from closing, whichever is earlier. Each of the Warrants is exercisable on or after March 28, 2017 and expires on March 28, 2021. The Convertible Note Warrants, the 1,000,000 Credit Agreement Warrants, and the Investment Agreement Warrants were each issued in exchange for consideration of $10,000 while the 2,000,000 Credit Agreement Warrants were issued in exchange for consideration of $100.

Upon acquisition of the Purchased Shares and, assuming the Convertible Note is funded and fully converted and each of the Warrants is exercised, NNA will hold approximately 13% of the Company’s fully diluted capital stock.

As part of the Investment, Apollo Management a subsidiary of the Company, entered into Employment Agreements with each of Warren Hosseinion, M.D., the Company’s Chief Executive Officer (the “Hosseinion Employment Agreement”) and Adrian Vazquez, M.D. (the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the “Employment Agreements”), pursuant to which Dr. Hosseinion and Dr. Vazquez have agreed to serve as senior executives of Apollo Management. The Employment Agreements provide for (i) base salary of $200,000 per year, (ii) participation in any incentive compensation plans and stock plans of Apollo Management that are available to other similarly positioned employees of Apollo Management, and (iii) reimbursement of expenses incurred on behalf of Apollo Management.

Apollo Management has the right under the Hosseinion Employment Agreement to terminate Dr. Hosseinion for cause if, among other things, there is a material and uncured breach by Dr. Hosseinion of any of the following agreements: (i) the Hosseinion Hospitalist Participation Agreement (as defined below) or other employment agreement with ApolloMed Hospitalists, a California professional corporation (“AH”), (ii) that certain Shareholder Agreement dated as of March 28, 2014, by and among Dr. Hosseinion, the Company, Apollo Management, Adrian Vazquez, M.D. and Lender (the “Shareholder Agreement”), a copy of which was filed as Exhibit 10.11 with the Original Filing, (iii) the Maverick Physician Shareholder Agreement (as defined below), (iv) the ACC Physician Shareholder Agreement (as defined below), or (v) the AH Physician Shareholder Agreement (as defined below). Apollo Management has the right under the Vazquez Employment Agreement to terminate Dr. Vazquez for cause if, among other things, there is a material and uncured breach by Dr. Vazquez of either (i) the Vazquez Hospitalist Participation Agreement (as defined below) or other employment agreement with AH or (ii) the Shareholder Agreement. The Employment Agreements replaced, and thereby terminated, prior employment agreements between Apollo Management and each of Dr. Hosseinion and Dr. Vazquez.

Also on March 28, 2014, AH entered into Hospitalist Participation Service Agreements with each of Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”) and Dr. Vazquez (the “Vazquez Hospitalist Participation Agreement” and, together with the Hosseinion Hospitalist Participation Agreement, the “Hospitalist Participation Agreements”), pursuant to which Dr. Hosseinion and Dr. Vazquez provide physician services for AH. The Hospitalist Participation Agreements provide for (i) base salary of $195,000 per year, (ii) a $55,000 annual car and communications allowance, and (iii) reimbursement of reasonable business expenses. The Hospitalist Participation Agreements replaced, and thereby terminated, prior hospitalist participation service agreements between AH and each of Dr. Hosseinion and Dr. Vazquez.

As a condition of the Company causing its affiliates to enter into the Hospitalist Participation Agreements and the Employment Agreements, on March 28, 2014, the Company entered into Stock Option Agreements with each of Dr. Hosseinion (the “Hosseinion Stock Option Agreement”) and Dr. Vazquez (the “Vazquez Stock Option Agreement” and, together with the Hosseinion Stock Option Agreement, the “Stock Option Agreements”). The Stock Option Agreements provide that each of Dr. Hosseinion and Dr. Vazquez grant the Company the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion or Dr. Vazquez, as applicable, in the event that (i) either the applicable Hospitalist Participation Agreement or the applicable Employment Agreement is terminated by the Company for cause due to a willful or intentional breach by Dr. Hosseinion or Dr. Vazquez, as applicable, (ii) Dr. Hosseinion or Dr. Vazquez, as applicable, commits fraud or any felony against the Company or any of its affiliates, (iii) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of the Company or any of its affiliates for competitive purposes or (iv) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly Competes (as such term is defined in the Stock Option Agreements) with the Company or any of its affiliates.

On March 28, 2014, Apollo Management amended and restated its Management Services Agreement with each of ApolloMed Care Clinic, a California professional corporation (“ACC”), Maverick Medical Group Inc., a California professional corporation (“Maverick”), and AH. Dr. Hosseinion currently holds all the issued and outstanding shares of each of ACC, Maverick and AH (collectively, the “Practices”). The agreement with ACC (the “ACC Management Agreement”) amended and restated the prior Management Agreement between the parties, dated July 31, 2013. The agreement with Maverick (the “Maverick Management Agreement”) amended and restated the prior Management Agreement between the parties, dated February 1, 2013. The agreement with AH (the “AH Management Agreement” and together with the ACC Management Agreement and the Maverick Management Agreement, the “Management Agreements”) amended and restated the prior Management Agreement between the parties, dated March 20, 2009. The Management Agreements provide that Apollo Management has exclusive authority to manage each of the Practices and is obligated to provide all non-physician personnel. Apollo Management is entitled to management fees as set forth in the respective agreements. The Management Agreements replaced, and thereby terminated, prior management agreements between Apollo Management and each Practice (Has Practice been defined somewhere?).

As a condition to entry into the Managements Agreements, on March 28, 2014, Dr. Hosseinion entered into Physician Shareholder Agreements in favor of Apollo Management and the Company, for the account of each of ACC (the “ACC Physician Shareholder Agreement”), Maverick (the “Maverick Physician Shareholder Agreement”) and AH (the “AH Physician Shareholder Agreement” and, together with the ACC Physician Shareholder Agreement and the Maverick Physician Shareholder Agreement, the “Physician Shareholder Agreements”). The purpose of the Physician Shareholder Agreements is to memorialize the agreement of Dr. Hosseinion to act in accordance with the Management Agreements, and to the extent of Dr. Hosseinion’s personal authority, to refrain from any action or inaction that would result in a breach by any Practice of its obligations under its respective Management Agreement. To that end, each Physician Shareholder Agreement contains covenants which obligate Dr. Hosseinion to comply with the applicable Management Agreement and restricts Dr. Hosseinion’s ability to transfer equity held by Dr. Hosseinion in the applicable Practice or to issue new equity in the applicable Practice. Each Management Agreement also provides the Company with the right to designate a third party to acquire all (or such amount such that the transferee would acquire a 51% interest) of Dr. Hosseinion’s equity in the applicable Practice for $100, subject to a fair market value adjustment, if applicable. The Lender has certain rights to require the Company to exercise its acquisition right upon notice pursuant to the terms of the Credit Agreement and that certain Convertible Secured Note, made by the Company in favor of the Lender, dated March 28, 2014. To the extent that Dr. Hosseinion transfers all of his equity in any Practice in connection with such acquisition right, Dr. Hosseinion is subject to certain non-solicitation and non-competition provisions, as set forth in each Physician Shareholder Agreement.

In addition, as a condition to the closing of the Credit Agreement, on March 28, 2014, Apollo Management entered into Amendment No.1 to the Intercompany Revolving Loan Agreement with each of ACC (the “ACC Amended Loan Agreement”), Maverick (the “Maverick Amended Loan Agreement”) and AH (the “AH Amended Loan Agreement” and together with the ACC Amended Loan Agreement and the Maverick Amended Loan Agreement, the “Amended Loan Agreements”). The ACC Amended Loan Agreement amended the Intercompany Revolving Loan Agreement between the parties, dated July 31, 2013, pursuant to which Apollo Management agreed to provide ACC with a revolving loan commitment of up to $1.0 million. The Maverick Amended Loan Agreement amended the Intercompany Revolving Loan Agreement between the parties, dated February 1, 2013, pursuant to which Apollo Management agreed to provide Maverick with a revolving loan commitment of up to $5.0 million. The AH Amended Loan Agreement amended the Intercompany Revolving Loan Agreement between the parties, dated September 30, 2013, pursuant to which Apollo Management agreed to provide AH with a revolving loan commitment of up to $10.0 million. Each Amended Loan Agreement provides that Apollo Management’s obligation to make any advances shall automatically terminate concurrently with the termination of the applicable Management Agreement. In addition, each Amended Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the applicable Management Agreement, shall constitute an event of default under the Amended Loan Agreement.

11. Quarterly Results of Operations (UNAUDITED)

Following is a summary of our quarterly results of operations for the years ended January 31, 2014 and 2013.

	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012

Net Revenues	$2,839,462	$2,605,231	$2,593,046	$2,446,566	$2,529,683	$1,965,153	$1,649,451	$1,631,844

Loss from operations	(1,024,033)	(813,487)	(1,360,387)	(711,972)	(525,083)	(1,437,225)	(63,026)	(53,153)

Loss on change in fair value of derivative liabilities	-	-	-	-	-	(3,063,144)	(2,914,549)	123,838

Interest expense	(202,206)	(178,679)	(170,806)	(127,493)	(259,995)	(221,239)	(224,906)	(224,036)

Other (expense) income	41,396	9,476	(924)	(246)	(37,903)	207	455	(5)

Loss before income taxes	(1,184,843)	(982,690)	(1,532,117)	(839,711)	(822,981)	(4,721,401)	(3,202,026)	(153,356)

Provision for income taxes	(21,847)	31,956	-	9,404	-	-	800	4,000

Net loss	$(1,162,996)	$(1,014,646)	$(1,532,117)	$(849,115)	$(822,981)	$(4,721,401)	$(3,202,826)	$(157,356)

Per share data:

Weighted Average Shares - Basic and Diluted	42,084,686	37,977,607	37,977,607	34,843,441	34,808,001	33,440,542	31,015,904	29,965,878

Basic and Diluted Loss per share (1)	$(0.03)	$(0.03)	$(0.04)	$(0.02)	$(0.02)	$(0.15)	$(0.10)	$(0.01)

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year

12. Valuation and Qualifying Accounts

	2014	2013

Allowance for doubtful accounts:
Balance - beginning of year	$78,822	$42,576

Charged to operations	-	74,393
Write-off of accounts receivable	(28,348)	(38,147)

Balance - end of year	$50,474	$78,822

