Form 10-QT
period 2014-03-31
Apollo Medical Holdings, Inc.
filed 2014-07-08
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2014 to March 31, 2014

Commission File No.

000-25809

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8046599
State of Incorporation	IRS Employer Identification No.

700 North Brand Blvd., Suite 220

Glendale, California 91203

(Address of principal executive offices)

(818) 396-8050

(Issuer’s telephone number)

January 31, 2014

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

As of June 30, 2014, there were 49,134,549 shares of common stock, $.001 par value per share, issued and outstanding.

Explanatory Note Regarding Change in Fiscal Year End

On May 16, 2014, the Board of Directors of Apollo Medical Holdings, Inc., or the "Company", approved a change to the Company's fiscal year end from January 31 to March 31.  The Company elected to change its fiscal year end in order to simplify business processes and to align the Company’s fiscal year with the reporting periods for other healthcare services reporting companies to allow for easier comparison and industry coverage. As a result of this change, this Transition Report on Form 10-Q includes the financial information for the two months transition period from February 1, 2014 to March 31, 2014, or "Transition Period". References in this Transition Report on Form 10-Q to fiscal year 2014 or fiscal 2014 refer to the period from February 1, 2014 through March 31, 2014 and references to fiscal year 2013 or fiscal 2013 refer to the period from February 1, 2013 through March 31, 2013. Prior to this Transition Report on Form 10-Q, our Annual Reports on Form 10-K cover the fiscal year from February 1 to January 31.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	January 31,
	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,831,478	$1,451,407
Restricted cash	20,000	20,000
Accounts receivable, net	1,508,461	1,509,589
Due from affiliates	24,041	1,599
Prepaid expenses	42,200	53,543
Deferred financing costs, net, current	-	97,806
Total current assets	8,426,180	3,133,944

Deferred financing costs, net, non-current	366,286	144,345
Property and equipment, net	94,948	85,685
Intangible assets, net	59,627	62,427
Goodwill	494,700	494,700
Other assets	41,636	38,681
TOTAL ASSETS	$9,483,377	$3,959,782

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,999,601	$1,373,285
Notes and lines of credit payable, net of discount - current portion	444,764	3,178,693
Total current liabilities	2,444,365	4,551,978

Warrant liability	2,354,624	-
Notes payable, net of discount – non-current portion	5,344,565	-
Convertible notes payable, net	962,978	1,100,522
Total liabilities	11,106,532	5,652,500

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 49,134,519 and 46,952,469 shares issued and outstanding as of March 31, 2014 and January 31, 2014, respectively	49,135	46,953
Additional paid-in-capital	15,083,365	14,105,376
Accumulated deficit	(16,347,588)	(15,581,146)
Stockholders' Deficit Attributable to Apollo Medical Holdings, Inc.	(1,215,088)	(1,428,817)
Non-controlling interest	(408,067)	(263,901)
Total stockholders' deficit	(1,623,155)	(1,692,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,483,377	$3,959,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Two months ended March 31,
	2014	2013

Net revenues	$2,336,522	$1,662,951

Costs and expenses
Cost of services	2,050,913	1,184,786
General and administrative	826,870	531,120
Depreciation and amortization	5,765	4,506

Total costs and expenses	2,883,548	1,720,412

Loss from operations	(547,026)	(57,461)

Other income (expense)
Interest expense	(184,578)	(86,114)
Other income	28,816	1,476

Total other expenses	(155,762)	(84,638)

Loss before provision for income taxes	(702,788)	(142,099)

Provision for income taxes	7,820	3,004

Net loss	(710,608)	(145,103)

Net income attributable to non-controlling interest	(55,834)	-

Net loss attributable to Apollo Medical Holdings, Inc.	$(766,442)	$(145,103)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	47,175,211	34,843,441

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE TWO MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit Attributable to Apollo Medical Holdings, Inc.	Non- controlling Interest	Total
Balance -beginning of period	-	-	46,952,469	$46,953	$14,105,376	$(15,581,146)	$(1,428,817)	$(263,901)	$(1,692,718)
Net income (loss)	-	-	-	-	-	(766,442)	(766,442)	55,834	(710,608)
Stock grant compensation expense	-	-	-	-	60,187	-	60,187	-	60,187
Shares issued in NNA financing	-	-	2,000,000	2,000	866,236	-	868,236	-	868,236
8% notes share conversion	-	-	182,080	182	51,566	-	51,748	-	51,748
Distributions to non-controlling interest	-	-	-	-	-	-	-	(200,000)	(200,000)
Balance - end of period	-	-	49,134,549	$49,135	$15,083,365	$(16,347,588)	$(1,215,088)	$(408,067)	$(1,623,155)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Two months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(710,608)	$(145,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(23,000)	-
Depreciation and amortization expense	5,765	4,506
Stock-based compensation expense	60,187	45,286
Amortization of financing costs	25,965	9,511
Amortization of debt discount	19,406	15,170
Changes in assets and liabilities:
Accounts receivable	1,128	(158,634)
Due from affiliates	(22,442)	(12,058)
Prepaid expenses and advances	11,342	12,392
Other assets	(2,952)	-
Accounts payable and accrued liabilities	626,314	50,376
Net cash used in operating activities	(8,895)	(178,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment acquired	(12,228)	(3,199)
Net cash used in investing activities	(12,228)	(3,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and line of credit payable	7,000,000	-
Payment of line of credit payable	(2,811,878)	-
Payment of medical clinic acquisition notes payable	(256,000)	-
Distributions to non-controlling interest shareholder	(200,000)	-
Proceeds from issuance of common stock	2,000,000	-
Proceeds from issuance of convertible notes payable	-	100,000
Cash payments in connection with convertible note redemption	(98,252)	-
Debt and equity issuance costs	(232,676)	-
Net cash provided by financing activities	5,401,194	100,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	5,380,071	(81,753)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,451,407	1,176,727

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,831,478	$1,094,974

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$84,720	$18,062
Income taxes paid	$3,824	$9,404

Non-Cash Financing Activities:
Warrants issued in connection with convertible note issuance	$-	$6,724
Shares issuable and issued for note payable financing fees	$-	45,000
NNA term loan discount	$1,254,363	$-
Shares issued in connection with convertible notes redemption	$51,748	$-
Fair value of warrant liabilities	$2,354,624	$-
NNA shares issuance discount	$1,100,261	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Description of Business

Apollo Medical Holdings, Inc. (the “Company” or “ApolloMed”) and its affiliated physician groups are a physician-centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California.  As of March 31, 2014, ApolloMed’s physician network consisted of hospitalists, primary care physicians and specialist physicians primarily through the Company’s owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following wholly-owned subsidiary management companies: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed ACO, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consisted of ApolloMed Hospitalists (“AMH"), ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), Los Angeles Lung Center (“LALC”), and Eli Hendel, M.D., Inc. (“Hendel.”) AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice corporations (“PPC”) under long-term management service agreements. ApolloMedACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Change in Fiscal Year

On May 16, 2014, the board of directors of Apollo Medical Holdings, Inc., or the "Company", approved a change to the Company's fiscal year end from January 31 to March 31.  The Company elected to change its fiscal year end in order to simplify business processes and to align the Company’s fiscal year with the reporting periods for other healthcare services reporting companies to allow for easier comparison and industry coverage. As a result of this change, this Transition Report on Form 10-Q includes the financial information for the two months transition period from February 1, 2014 to March 31, 2014, or "Transition Period". References in this Transition Report on Form 10-Q to fiscal year 2014 or fiscal 2014 refer to the period from February 1, 2014 through March 31, 2014 and references to fiscal year 2013 or fiscal 2013 refer to the period from February 1, 2013 through March 31, 2013. Prior to this Transition Report on Form 10-Q, the Company’s Annual Reports on Form 10-K covered the fiscal year from February 1 to January 31.

2.       Summary of Significant Accounting Policies

Accounting Principles

These condensed consolidated statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on May 8, 2014.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, ApolloMed ACO, PCCM, and VMM, its controlling interest in Aligned Healthcare, Inc. (“AHI”), and PPCs managed under long-term management service agreements including AMH, MMG, ACC, LALC and Hendel. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically range from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

Through the management agreements and the Company’s relationship with the stockholders of the PPCs, the Company has exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Consequently, the Company consolidates the revenue and expenses of the PPCs from the date of execution of the management agreements.

All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue consists of contracted, fee-for-service, and capitation revenue. Revenue is recorded in the period in which services are rendered. Revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each.

Contracted revenue

Contracted revenue represents revenue generated under contracts for which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where the Company may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, the Company derives a portion of the Company’s revenue as a contractual bonus from collections received by the Company’s partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Fee-for-service revenue

Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted and employed physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payers. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs’ finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a provider service agreement (PSA) or capitated arrangements directly made with various managed care providers including health maintenance organization (HMO). Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

HMO contracts also include provisions to share in the risk for enrollee hospitalization, whereby the Company can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Typically, any shared risk deficits are not payable until and unless the Company generates future risk sharing surpluses, or if the HMO withholds a portion of the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is typically extinguished. Due to the lack of access to information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are only recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following fiscal year.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. These incentives, which are included in other revenues, are generally recorded in the third and fourth quarters of the fiscal year and are recorded when such amounts are known.

Under full risk capitation contracts, an affiliated hospital entered into agreements with several HMOs, pursuant to which, the affiliated hospital will provide hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement ("Capitation Arrangement"). Under the risk pool sharing agreement, the affiliated hospital and medical group agreed to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a 90% residual interest in the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in the full risk programs under the terms of the PSA, whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement.

Medicare Shared Savings Program revenue

The Company through its subsidiary, ApolloMed ACO, participates in the MSSP sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated by CMS on cost savings generated by the ACO participant based on a trailing 24 month medical service history. The MSSP is a newly formed program with no history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until cash payments from CMS are received. For the two months ended March 31, 2014 and 2013, the Company recorded no revenue related to the MSSP.

Concentrations

The Company had three major payors during the two months ended March 31, 2014 which contributed 12.7%, 11.8% and 11.6% of net revenues, respectively, and had three major payors during the two months ended March 31, 2013 which contributed 7.1%, 17.6% and 24.4% of net revenues, respectively.

The Company had two major payors that accounted for 21.7% and 9.6% of accounts receivable, respectively, as of March 31, 2014. The Company had three major payors that accounted for 31.5%, 9.9%, and 4.5% of accounts receivable, respectively, as of January 31, 2014.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical payables include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations. Medical payables were included in Accounts Payable and Accrued Liabilities and consisted of the following at March 31:

2014
Balance, beginning of the period	$285,625

Incurred health care costs:
Current period	167,000
Prior periods	-
Total incurred health care costs	167,000
Claims paid	-
Accrual for net deficit from full risk capitation contracts	99,936

Balance, end of period	$552,561

Fair Value of Financial Instruments

The Company’s accounting for Fair Value Measurement and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Senior Secured Notes and the Convertible Notes approximates fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date. The fair value of the warrant liability was estimated using the Monte Carlo valuation model which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing.  The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2014.

The carrying amounts and fair values of the Company's financial instruments are presented below as of March 31, 2014:

Fair Value
Level 3 Liabilities
Warrant liability	$2,354,624
$2,354,624

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the two months ended March 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant
Balance at February 1, 2014	$-
Additions	2,354,624
Exercises	-
Adjustment resulting from change in fair value recognized in earnings (1)	-
Balance at March 31, 2014	$2,354,624

(1) The amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain is recorded in unrealized gain on change in fair value of warrant and derivative liabilities in the accompanying condensed and consolidated statement of operations.

Non-controlling Interest

The non-controlling interest recorded in the Company’s consolidated financial statements represents the pre-acquisition equity of those PPC’s in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities. The nature of these contracts provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties as well as income or losses attributable to certain non-controlling interests.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Two months ended March31,
	2014	2013
Incremental shares assumed issued on exercise of in the money options	3,882,634	3,970,690
Incremental shares assumed issued on exercise of in the money warrants	-	1,882,746
	3,882,634	5,853,436

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may materially differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the accompanying fiscal year 2014 consolidated financial statements to conform them to the March 31, 2014 presentation.

3.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31 and January 31:

	2014	2014
Accounts payable	$824,334	$467,636
Accrued compensation	546,078	452,562
Medical payables	552,561	285,625
Income taxes payable	4,149	287
Accrued interest	19,780	47,722
Accrued professional fees	52,699	119,453
	$1,999,601	$1,373,285

4. Notes and Lines of Credit Payable

Senior Secured Note

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”) an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The terms of the Note provided for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and was secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of the Company’s common stock, which was valued at $25,661 at the date of issuance.

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

Medical Clinic Acquisition Promissory Notes

In connection with the September 1, 2013 acquisition of the Los Angeles, CA medical clinic, ACC issued a non-interest bearing promissory note to the seller, which was due in ten installments of $15,000 per month commencing December 1, 2013.  The Company determined the fair value of the note using an interest rate of 5.45% per annum to discount future cash flows, which was based on Moody’s Baa-rated corporate bonds at the valuation date.  The note was secured by substantially all assets of the clinic.

In connection with the January 6, 2014 acquisition of Fletcher medical clinic, ACC issued a non-interest bearing promissory note to the seller, which was due in installments of $15,000 per month for five months commencing April 1, 2014 under a non-interest bearing promissory note was secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.30% per annum to discount future cash flows, which was based on Moody’s Baa-rated corporate bonds at the valuation date. The note was secured by substantially all assets of the clinic.

In connection with the December 7, 2013 acquisition of Eagle Rock medical clinic, ACC issued a non-interest bearing promissory note to the seller, which was due in installments of $10,000 per month for eight months commencing March 1, 2014 under a non-interest bearing promissory note was secured by the assets of the clinic. The Company determined the fair value of the note using an interest rate of 5.46 % per annum to discount future cash flows, which was based on based on index of Moody's Baa-rated corporate bonds at of the valuation date. The note was secured by substantially all assets of the clinic.

The Medical Clinic Acquisition Promissory Notes were repaid in connection with the equity and debt financing with NNA of Nevada, Inc. that closed on March 28, 2014 (refer to 2014 NNA Financing below).

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA of Nevada, Inc., and (“the Lender” or “NNA”).  Amounts outstanding under the Credit Agreement accrued interest at a rate equal to the sum of (i) three month LIBOR and (ii) six percent (6.24% at January 31, 2014). Interest was payable on the last business day of each successive month, in arrears, which commenced October 31, 2013, and at each month-end thereafter. The Credit Agreement required the Company to pay the Lender a facility fee, on the last business day of each month, at a per annum rate of 1.0 % of the average daily unused portion of the revolving credit commitment under the Credit Agreement. Loans drawn under the Credit Agreement were secured by all of the assets of the Company and its subsidiaries, including a security interest in the deposit accounts of the Company and its subsidiaries and a pledge of the shares in the Company’s subsidiaries. The Company incurred direct costs related to the Credit Agreement aggregating $119,500 which were accounted for as deferred financing costs and were amortized using the straight line method to interest expense.  On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 senior secured note (the “Senior Secured Note”) to SpaGus Apollo, LLC, and were used to pay or repay certain of the Company’s 10% Notes, to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA Financing.

2014 NNA Financing

On March 28, 2014, the Company entered into certain credit and investment agreements with NNA (the “2014 NNA Financing”) which provided for a $7.0 million secured term loan (“Term Loan”), a $1.0 million secured line of credit (“Revolving Loan”), and a $2.0 million convertible note commitment (“Convertible Note”). In addition, NNA acquired 2,000,000 shares of the Company’s common stock, warrants to acquire the Company’s common stock, and certain registration rights (see Note 7). The Term Loan and Revolving Loan are secured by substantially all assets of the Company, and are guaranteed by the Company’s subsidiaries and certain of its consolidated medical corporations.

The Company used the Monte Carlo method to fair value the proceeds of $9.0 million using the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share and a 50% probability of down-round financing. The common stock was recorded at $899,739 (a discount of $1,100,261 to the face amount), the term loan was recorded at $5,745,637 (a discount of $1,254,363 to the face amount), and a corresponding warrant liability of $2,354,624.

The Term Loan accrues interest at a rate of eight percent per annum. The principal amount of the Term Loan is repaid on the last business day of each calendar quarter, which provides for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year. The Term Loan at March 31, 2014 reflects a discount of $1,305,435 associated with the issuance of 3 million warrants to acquire the Company’s common stock (see Note 7) and payment of a fee to NNA of $80,000 of which $51,072 was considered a debt discount, $7,998 was recorded to equity, and $20,930 allocated to warrant liability was immediately recorded as interest expense. The discount will be amortized to interest expense over the expected term of the loan using the effective interest method. The Revolving Loan bears interest at the rate of three month LIBOR plus 6.0% per annum. No amounts were borrowed under the Revolving Loan at March 31, 2014. The Term Loan and Revolving Loan mature on March 28, 2019.

The Convertible Note commitment provides for the Company to borrow up to $2,000,000. Borrowings, if any, will bear interest at the rate of 8.0 % per annum payable semi-annually, and will be convertible into shares of the Company’s common stock initially at $1.00 per share. The conversion price will be subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The Convertible Note also requires the Company to issue 1,000,000 warrants to NNA with an exercise price of $1.00 per share (see Note 7) in the event the Company elects to fund the Convertible Note. The Convertible Note must be funded by December 15, 2014 or the commitment will expire.

The Company incurred $235,119 in third party costs related to the 2014 NNA Financing, which have been allocated to the related debt and equity instruments based on their relative fair values. For the two months ended March 31, 2014, $61,513 was included in interest expense, $23,505 was contra additional paid in capital and $150,101 was classified as deferred financing costs which will be deferred and amortized over the life of the loan using the effective interest method.

The 2014 NNA Financing credit agreement provides for certain financial covenants on a quarterly basis which will start on the quarter ending June 30, 2014.

In addition, the 2014 NNA Financing credit agreement includes certain negative covenants that, subject to exceptions, limit the Company’s ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements; and also includes certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the Credit Agreement.

Unsecured revolving line of credit

As part of the notes and lines of credit - current portion of the balance sheet, Hendel has a $100,000 revolving line of credit with a financial institution of which $94,765 was outstanding at March 31, 2014 and January 31, 2014. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at March 31, 2014), interest only is payable monthly, and matures June 5, 2014. The line of credit is unsecured.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Two months ended March 31,
	2014	2013
Interest expense	$38,244	$6,499
Amortization of loan fees and discount	103,274	2,122
	$141,518	$8,621

5.  Convertible Notes Payable

The Company’s long-term debt consisted of the following at March 31, 2014 and January 31, 2014:

	March 31,	January 31,
	2014	2014

9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $137,393 (March 31, 2014) and $186,897 (January 31, 2014)	$962,978	$950,522
8% Senior Subordinated Convertible Notes due February 1, 2015	-	150,000
Total Convertible Notes	962,978	1,100,522
Less: Current Portion	-	-
Long Term Portion	$962,978	$1,100,522

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On or about February 21, 2013, the Company entered into a Settlement Agreement and Release (collectively, the “Settlement Agreements”) with each of the holders of 8% Notes (each, a “Holder” and, collectively, the “Holders”). Under the Settlement Agreements, the Company agreed to redeem for cash and/or convert into shares of the Company’s common stock the 8% Notes of the Holders. The Company redeemed and converted $150,000 in original principal amount plus accrued interest thereon, for total cash payments of approximately $106,000 and issuance of approximately182,000 shares of the Company’s common stock.

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

The holders of the 9% Notes received warrants to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.45 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to January 31, 2018. The fair value of the 9% Notes warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model.

Interest expense associated with the convertible notes payable consisted of the following:

	Two months ended March 31,
	2014	2013
Interest expense	$19,680	$36,033
Amortization of loan fees and discount	23,380	41,460
	$43,060	$77,493

6. Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Significant management judgment is required in determining the Company’s provision for income taxes and the recoverability of the Company’s deferred tax assets. Such determination is based primarily on the Company’s historical taxable income, with some consideration given to the Company’s estimates of future taxable income by jurisdictions in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. Due to overall cumulative losses incurred in recent years, the Company maintained a valuation allowance against its deferred tax assets as of March 31, 2014 and January 31, 2014. The Company is subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 and later. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 and later. The Company does not anticipate any material unrecognized tax benefits within the next twelve months.

7. Stockholders’ Deficit

Common Stock Placement

On March 28, 2014, the Company entered into an equity and debt investment for up to $12.0 million with NNA of Nevada, Inc. (“NNA”). As part of the investment, the Company entered into an Investment Agreement with NNA, dated March 28, 2014 (the “Investment Agreement”), pursuant to which the Company sold NNA 2,000,000 shares of the Company’s common stock (the “Purchased Shares”) at a purchase price of $1.00 per share. In addition with the issuance of common shares, the Company issued to NNA 1,000,000 warrants to purchase the Company’s common stock for $1.00 per share. The Company used the Monte Carlo Method which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share and a 50% probability of down-round financing The Company determined that the fair value of the shares issued was approximately $900,000, or approximately $0.45 per share. The Company also entered into a registration rights agreement (“RRA”) with NNA which requires the Company to file a registration statement to register its shares with the Securities and Exchange Commission no later than March 28, 2015. The RRA requires the Company to use commercially reasonable efforts to complete these actions. If the Initial Registration Statement is not filed with the Commission on or prior to the filing deadline the Company must pay to NNA an amount in Common Stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 12,000,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of March 31, 2014 there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock have been reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of March 31, 2014 there were 2,707,000 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

On March 28, 2014, the Company issued 2,000,000 shares of common stock to NNA in connection with the 2014 NNA Financing (see Note 4).

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows for the two months ended March 31, 2014:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares - January 31, 2014	1,012,963	1.5	$-	$0.41
Granted	-	-	-	-
Vested / lapsed	(105,556)	-	-	-
Forfeited	-	-	-	-
Unvested or unlapsed shares - March 31, 2014	907,407	1.3	$-	$0.41

Options

Stock option activity for the two months ended March 31, 2014 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, January 31, 2014	7,358,000	$0.17	9.0	$0.16
Granted	-
Cancelled	(887,667)	0.23	7.9	-
Exercised	-			-
Expired	-			-
Forfeited	(183,333)	0.21	8.5	-
Balance, March 31, 2014	6,287,000	$0.20	8.7	$0.11
Vested and exercisable - March 31, 2014	5,260,889	$0.19	7.3	$0.12

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

The following table summarizes the restricted stock award in the ACO Plan during the two months ended March 31, 2014:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, January 31, 2014	3,752,000	1.0	$0.02	$0.03
Granted	-	-	-	-
Released	-	-	-	-
Balance, March 31, 2014	3,752,000	0.8	$0.02	$0.03
Vested and exercisable - March 31, 2014	2,480,042

Awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of March 31, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

Common stock options	$99,732
Restricted stock	$201,380
ACO Plan restricted stock	$10,525

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Two months ended March 31,
	2014	2013
Stock-based compensation expense:
Cost of services	$$15,703	$$14,077
General and administrative	44,484	31,209
	$60,187	$45,286

Warrants

Warrants consisted of the following as of and for the two months ended March 31, 2014:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	warrants
Outstanding at February 1, 2014	$0.04	3,145,000
Granted	-	4,000,000
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2014	$0.02	7,145,000

		Weighted
		average		Weighted
	Warrants	remaining	Warrants	average
Exercise Price Per Share	outstanding	contractual life	exercisable	exercise price per share
$0.11485	1,250,000	2.50	1,250,000	$0.1149

$0.11485	250,000	2.50	250,000	$0.1149

$0.45000	500,000	2.50	500,000	$0.4500

$0.50000	100,000	3.74	100,000	$0.5000

$0.45000	825,000	4.00	825,000	$0.4500

$0.40000	220,000	4.00	220,000	$0.4000

$1.00000	2,000,000	7.00	2,000,000	$1.0000

$2.00000	2,000,000	7.00	2,000,000	$2.0000
	7,145,000	5.26	7,145,000	0.9600

In connection with the 2014 NNA Financing debt and equity investment, NNA received warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and up to 2,000,000 shares at an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to March 28, 2021. The warrants also contained down-round protection under which the exercise price of the warrants is subject to adjustment in the event the Company issues future common shares at a price below $0.90 per share. The Company determined that the warrants should be classified as liabilities under ASC 815-40, which requires the Company to determine the fair value of the warrants at the transaction date and at each subsequent reporting period (see Notes 2 and 4).

Authorized stock

At March 31, 2014 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at March 31, 2014:

Common stock issued and outstanding	49,134,549
Conversion of 9% Notes	2,750,000
Warrants outstanding	7,145,000
Stock options outstanding	6,287,000
Remaining shares issuable under 2013 Equity Incentive Plan	2,707,000
68,023,549

8. Commitments and Contingencies

Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations.

Legal

On May 16, 2014, two independent physician associations who compete with Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, Maverick Medical Group and ApolloMed Hospitalists, seeking compensatory and punitive damages. The Company is currently examining the merits of the claim, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company and its affiliates are preparing a defense to these allegations and the Company intends to vigorously defend the action.

In the ordinary course of the Company’s business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated hospitalists. The Company may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. The Company believes, based upon the Company’s review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows in a future period.

Liability Insurance

The Company believes that the Company’s insurance coverage is appropriate based upon the Company’s claims experience and the nature and risks of the Company’s business. In addition to the known incidents that have resulted in the assertion of claims, the Company cannot be certain that the Company’s insurance coverage will be adequate to cover liabilities arising out of claims asserted against the Company, the Company’s affiliated professional organizations or the Company’s affiliated hospitalists in the future where the outcomes of such claims are unfavorable. The Company believes that the ultimate resolution of all pending claims, including liabilities in excess of the Company’s insurance coverage, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on the Company’s business.

Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms.

Employment Agreements

In connection with the 2014 NNA Financing, AMM, a subsidiary of the Company, entered into Employment Agreements with each of Warren Hosseinion, M.D., the Company’s Chief Executive Officer (the “Hosseinion Employment Agreement”) and Adrian Vazquez, M.D. (the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the “Employment Agreements”), pursuant to which Dr. Hosseinion and Dr. Vazquez have agreed to serve as senior executives of AMM. The Employment Agreements provide for (i) base salary of $200,000 per year, (ii) participation in any incentive compensation plans and stock plans t that are available to other similarly positioned employees of AMM, and (iii) reimbursement of expenses incurred on behalf of AMM.

Also on March 28, 2014, AMH entered into Hospitalist Participation Service Agreements with each of Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”) and Dr. Vazquez (the “Vazquez Hospitalist Participation Agreement” and, together with the Hosseinion Hospitalist Participation Agreement, the “Hospitalist Participation Agreements”), pursuant to which Dr. Hosseinion and Dr. Vazquez provide physician services for AH. The Hospitalist Participation Agreements provide for (i) base salary of $195,000 per year, (ii) a $55,000 annual car and communications allowance, and (iii) reimbursement of reasonable business expenses. The Hospitalist Participation Agreements replaced, and thereby terminated, prior hospitalist participation service agreements between AH and each of Dr. Hosseinion and Dr. Vazquez.

As a condition of the Company causing its affiliates to enter into the Hospitalist Participation Service Agreements and the Employment Agreements, on March 28, 2014, the Company entered into Stock Option Agreements with each of Dr. Hosseinion (the “Hosseinion Stock Option Agreement”) and Dr. Vazquez (the “Vazquez Stock Option Agreement” and, together with the Hosseinion Stock Option Agreement, the “Stock Option Agreements”). The Stock Option Agreements provide that each of Dr. Hosseinion and Dr. Vazquez grant the Company the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion or Dr. Vazquez, as applicable, in the event that (i) either the applicable Hospitalist Participation Service Agreement or the applicable Employment Agreement is terminated by the Company for cause due to a willful or intentional breach by Dr. Hosseinion or Dr. Vazquez, as applicable, (ii) Dr. Hosseinion or Dr. Vazquez, as applicable, commits fraud or any felony against the Company or any of its affiliates, (iii) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of the Company or any of its affiliates for competitive purposes or (iv) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly Competes (as such term is defined in the Stock Option Agreements) with the Company or any of its affiliates.

9. Subsequent Events

AKM Acquisition

During the month of April 2014, the Company entered into a stock purchase agreement with AKM Medical Group, Inc. ("AKM"), under which the Company acquired all of the issued and outstanding shares of capital stock of AKM in the amount of $280,000 in cash. On May 30, 2014, the Company entered into a management service agreement with AKM. The Company has exclusive authority and will perform all non-medical management and administrative services to the ongoing business operations.

Consulting Agreement

In June 2014, the Company entered into a consulting arrangement with Bridgewater Healthcare, LLC, in which Mr. Mitchell R. Creem will provide CFO services to the Company in return for cash compensation of $10,000 per month and 5,000 vested options per month with an exercise price of $1.00 per share effective May 20, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended January 31, 2014, filed with the Securities and Exchange Commission ( SEC) on May 8, 2014.

In this Transition Report, unless otherwise expressly stated or the context otherwise requires, “Apollo,” “we,” “us” and “our” refer to Apollo Medical Holdings, Inc.,, a Delaware corporation, and its wholly-owned subsidiary-management company, Apollo Medical Management, Inc., and affiliated medical groups.  Our affiliated professional organizations are separate legal entities that provide physician services in California and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians employed or contracted by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practices” or “practice groups” refer to our subsidiary-management company and the affiliated professional organizations of Apollo that provide medical services, unless otherwise expressly stated or the context otherwise requires.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Apollo  that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors”, as well as those discussed from time to time in the Company’s other SEC filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Transition Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

In 2013 we formed Maverick Medical Group, Inc.(“MMG”) an independent physician association and risk-bearing entity that participates in the Medicare Advantage, HMO-Medicaid and dual -eligible markets.

Recent Developments

On March 28, 2014, the Company entered into certain credit and investment agreements with NNA of Nevada, Inc. (the “NNA”) which provided for a $7.0 million secured term loan, a $1.0 million secured line of credit, and a $2.0 million convertible note commitment. In addition, NNA acquired 2,000,000 shares of the Company’s common stock, warrants to acquire the Company’s common stock, and certain registration rights. The term loan and revolving loan are secured by substantially all assets of the Company, and are guaranteed by the Company’s subsidiaries and certain of its consolidated medical corporations. On May 16, 2014, the Board of Directors of the Company approved a change to the Company's fiscal year end from January 31 to March 31.  The Company elected to change its fiscal year end in order to simplify business processes and to align the Company’s fiscal year with the reporting periods for other healthcare services reporting companies to allow for easier comparison and industry coverage.

Results of Operations

Two months ended March 31, 2014 compared to two months ended March 31, 2013

The Company’s results of operations were as follows for the two months ended March 31:

	2014	2013	Change	Percentage change
Net revenues	$2,336,522	$1,662,951	$673,571	40.5%

Costs and expenses:
Cost of services	2,050,913	1,184,786	866,127	73.1%
General and administrative	826,870	531,120	295,750	55.7%
Depreciation	5,765	4,506	1,259	27.9%
Total costs and expenses	2,883,548	1,720,412	1,163,136	67.6%

Loss from operations	$(547,026)	$(57,461)	$(489,565)	852.0%

The following table sets forth consolidated statements of operations for the two months ended March 31 stated as a percentage of net revenues:

	% of Net revenues
	2014	2013

Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	87.8%	71.2%
General and administrative	35.4%	31.9%
Depreciation	0.2%	0.3%
Total costs and expenses	123.4%	103.5%

Loss from operations	-23.4%	-3.5%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$96,562	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
$577,010	Increase in MMG services due to increase in patient lives.

Cost of services are comprised primarily of physician compensation and related expenses. The increase was attributable to:

$(202,867)	Increase in physician costs attributable to new physicians hired to support new contracts.
$(663,260)	Increase in MMG and ACC services

Cost of services as percentage of net revenues increased principally due to higher medical costs associated with ACC’s clinic operation and higher proportion of Medi-Cal patient lives added to MMG for the two months ended March 31, 2014.

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The Company is also funding initiatives associated with establishment of ApolloMed ACO, MMG, and ACC, which had limited or no revenue for the two months ended March 31, 2014. The increase decrease in general and administrative expenses was attributable to:

$(92,733)	Increase in board, legal and professional fees to support the continuing growth of our operations.
$(191,279)	Increase in administrative personnel and facilities costs to support growth in the business
$(11,737)	Increase in stock-based compensation to employees, directors and consultants

Loss from operations increased primarily due to higher cost of medical services in ACC and MMG and an increase in spending associated with the ACO initiative.

	2014	2013	Change
Interest expense	$184,578	$86,114	$77,924
Other income	28,816	1,476	27,340
Total other expense	$155,762	$84,638	$50,584

Other expense increased in 2014 primarily due to higher interest expense due to an increase in borrowings partially offset by a gain from extinguishment of debt associated the 2014 NNA Financing pay off the medical clinic acquisition promissory notes.

	2014	2013	Change
Net loss attributable to Apollo Medical Holdings, Inc.	$766,442	$145,103	$600,799

Net loss attributable to Apollo Medical Holdings, Inc. increased primarily due to higher cost of medical services in ACC and MMG and an increase in spending associated with the ACO, ACC and MMG initiatives.

Liquidity and Capital Resources

At March 31, 2014, the Company had cash and cash equivalents of $6,831,478 compared to cash and cash equivalents of $1,451,407 at January 31, 2014. At March 31, 2014 the Company has borrowings totaling $ 6,752,307 in long-term borrowings.

The Company incurred the following net operating loss and cash from operating activities for the two months ended March 31, 2014:

Net operating loss	$547,026
Cash used in operating activities	$8,895

The Company’s accumulated and stockholders’ deficit at March 31, 2014 was as follows:

Accumulated deficit	$16,347,588
Stockholders' deficit	$1,623,155

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

On March 28, 2014, the Company entered into an equity and debt arrangement with NNA to provide $12,000,0000 that included a $2,000,000 investment in Company common stock, $8,000,000 in term and revolving loans, and a $2,000,000 convertible note commitment. The Company refinanced its existing indebtedness under the prior NNA $4,000,000 credit agreement, and intends to use the remaining proceeds for working capital, acquisitions, and general corporate purposes.

Two months ended March 31, 2014

For the two months ended March 31, 2014, cash used in operating activities was $8,895. This was the result of net losses of $ 766,442 offset by cash provided by non-cash expenses of $88,323 and change in working capital of $613,390. Non-cash expenses primarily include depreciation expense, issuance stock-based compensation expense, amortization of financing costs, and amortization of debt discount.

  Cash provided by working capital was due to:

Decrease in Accounts receivable	$1,128
Decrease in Prepaid expenses and advances	$11,342
Increase in Accounts payable and accrued liabilities	$626,314

Cash used by working capital was due to:

Increase in Other assets	$(2,952)
Increase in Due from affiliates	$(22,442)

For the two months ended March 31, 2014, cash used in investing activities was $12,228 related to the Apollomed Care Clinic and investment in office and technology equipment.

For the two months ended March 31, 2014, net cash provided by financing activities was approximately $5.4 million primarily related to $7,000,000 in term loan proceeds and $2,000,000 proceeds associated with the issuance of shares in connection with the 2014 NNA Financing, net of repayment of existing NNA line of credit and transaction costs; $200,000 in distributions to a non-controlling interest shareholder; $256,000 repayment of medical clinic acquisition promissory notes; and approximately $98,000 in cash payments associated with the 8% convertible notes redemption.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.  There have been no changes to our critical accounting policies since January 31, 2014.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of March 31, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

Based on the foregoing material weaknesses, we have determined that, as of March 31, 2014, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the two month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 16, 2014, two independent physician associations who compete with Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, Maverick Medical Group and ApolloMed Hospitalists, seeking compensatory and punitive damages. The Company is currently examining the merits of the claim, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company and its affiliates are preparing a defense to these allegations and the Company intends to vigorously defend the action.

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company’s Form 8-K (as amended on April 3, 2014) filed on March 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference ).

4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).

4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)

4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)

4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013 and incorporated herein by reference)

4.5	Form of Investor Warrant for purchase of 37,500 shares of common stock, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013, and incorporated herein by reference)

4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.7	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.8	Common Stock Purchase Warrant to purchase 2,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.9	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

10.1	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated by reference herein).

10.2	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated by reference herein).

10.3	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Care Clinic, and Warren Hosseinion, M.D.) (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated by reference herein).

10.4	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by Maverick Medical Group Inc. and Warren Hosseinion, M.D.) (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated by reference herein).

10.5	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Hospitalists and Warren Hosseinion, M.D.). (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated by reference herein).

10.6	Shareholders Agreement, between Apollo Medical Holdings, Inc., Warren Hosseinion, M.D., Adrian Vazquez, M.D., and NNA of Nevada, Inc, dated March 28, 2014(filed as an exhibit on Form 8-K on March 31, 2014, and incorporated by reference herein)..

10.7	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014(filed as an exhibit on Form 8-K on March 31, 2014, and incorporated by reference herein).

10.8	Employment Agreement, between Apollo Medical Management, Inc. and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.9	Employment Agreement, between Apollo Medical Management, Inc. and Adrian Vazquez, M.D., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.10	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Warren Hosseinion, M.D., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.11	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Adrian Vazquez, M.D., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.12	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.13	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein)..

10.14	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.15	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.16	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.17	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Care Clinic, dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.18	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of Maverick Medical Group, Inc., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.19	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.20	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.21	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.22	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014(filed as an exhibit on Form 8-K/A on April 3, 2014, and incorporated by reference herein).

10.23	Consulting Agreement as of May 20, 2014 by and among Apollo Medical Holdings, Inc.and Bridgewater Healthcare Group, LLC(filed as an exhibit on Form 8-K/A on July 3, 2014, and incorporated by reference herein)

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: July 7, 2014	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: July 7, 2014	By:	/s/ Mitchell R. Creem
Mitchell R. Creem
Chief Financial Officer
(Principal Financial and Accounting Officer)

