Form 10-Q
period 2014-06-30
Apollo Medical Holdings, Inc.
filed 2014-08-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.

000-25809

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3837784
State of Incorporation	IRS Employer Identification No.

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

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒   Yes     ☐    No.

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

As of August 13, 2014, there were 49,134,549 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2014	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,762,423	$6,831,478
Marketable securities	407,682	-
Restricted cash	40,000	20,000
Accounts receivable, net	1,531,405	1,508,461
Due from affiliates	38,638	24,041
Prepaid expenses	59,664	42,200
Total current assets	7,839,812	8,426,180

Deferred financing costs, net	337,978	366,286
Property and equipment, net	99,222	94,948
Intangible assets, net	211,427	59,627
Goodwill	278,135	494,700
Other assets	38,681	41,636
TOTAL ASSETS	$8,805,255	$9,483,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,482,682	$1,447,040
Medical liabilities	1,137,395	552,561
Note and line of credit payable , net of discount -current portion	392,264	444,764
Holdback liability	136,822	-
Total current liabilities	3,149,163	2,444,365

Warrant liability	2,384,629	2,354,624
Notes payable, net of discount - non current portion	5,282,736	5,344,565
Convertible notes payable, net of discount	981,688	962,978
Total liabilities	11,798,216	11,106,532

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 49,134,549 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	49,135	49,135
Additional paid-in-capital	15,202,504	15,083,365
Accumulated other comprehensive income	18,589	-
Accumulated deficit	(18,025,329)	(16,347,588)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(2,755,101)	(1,215,088)
Non-controlling interest	(237,860)	(408,067)
Total	(2,992,961)	(1,623,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,805,255	$9,483,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,
	2014	2013

Net revenues	$4,094,486	$2,614,694

Costs and expenses
Cost of services	3,259,839	2,457,930
General and administrative	2,009,332	1,921,830
Depreciation and amortization	11,899	6,355

Total costs and expenses	5,281,070	4,386,115

Loss from operations	(1,186,584)	(1,771,421)

Other (expense) income
Interest expense	(276,867)	(161,690)
Other	(32,481)	1,049

Total other expense	(309,348)	(160,641)

Loss before provision for income taxes	(1,495,932)	(1,932,062)

Provision for income taxes	11,602	800

Net loss	(1,507,534)	(1,932,862)

Net income attributable to noncontrolling interest	(170,207)	-

Net loss attributable to Apollo Medical Holdings, Inc.	(1,677,741)	(1,932,862)

Other comprehensive income (loss):

Unrealized change in value of marketable securities	18,589	-
Comprehensive loss	$(1,659,152)	$(1,932,862)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	49,134,549	35,435,474

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income	Accumulated Deficit	Stockholders' Deficit Attributable to Apollo Medical Holdings, Inc.	Non-controlling Interest	Total
Balance - beginning of period	-	-	49,134,549	$49,135	$15,083,365	$-	$(16,347,588)	$(1,215,088)	$(408,067)	$(1,623,155)
Net (loss) income	-	-	-	-	-	-	(1,677,741)	(1,677,741)	170,207	(1,507,534)
Unrealized change in value of marketable securities	-	-	-	-	-	18,589	-	18,589	-	18,589
Stock-based compensation expense	-	-	-	-	119,139	-	-	119,139	-	119,139
Balance - end of period	-	-	49,134,549	$49,135	$15,202,504	$18,589	$(18,025,329)	$(2,755,101)	$(237,860)	$(2,992,961)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,507,534)	$(1,932,862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	11,899	6,355
Stock-based compensation expense	119,139	1,552,304
Amortization of financing costs	28,308	11,797
Amortization of debt discount	79,381	44,663
Change in fair value of warrant liability	30,005	-
Changes in assets and liabilities:
Accounts receivable	4,273	346,377
Due from affiliates	(20,482)	17,706
Prepaid expenses and advances	(5,267)	52
Other assets	2,955	-
Accounts payable and accrued liabilities	(4,797)	109,927
Medical liabilities	163,677	4,300
Net cash (used in) provided by operating activities	(1,098,443)	160,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	216,361	-
Property and equipment acquired	(11,973)	(7,528)
Net cash provided by (used in) investing activities	204,388	(7,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term note payable	(175,000)	-
Payment of note payable	-	(94,765)
Distributions to non-controlling interest shareholder	-	(120,000)
Proceeds from issuance of common stock	-	430,444
Net cash (used in) provided by financing activities	(175,000)	215,679

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,069,055)	368,770

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,831,478	1,094,974

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,762,423	$1,463,744

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$150,486	$105,230
Income taxes paid	$11,129	$6,400
Non-Cash Investing Activities:
Holdback Liability	$136,822	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Description of Business

Apollo Medical Holdings, Inc. (the “Company” or “ApolloMed”) and its affiliated physician groups are a physician-centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California.  ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through the Company’s owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following wholly-owned subsidiary management companies: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”) and ApolloMed ACO, Inc. (“ApolloMed ACO”). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consisted of ApolloMed Hospitalists (“AMH"), ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), Los Angeles Lung Center (“LALC”), Eli Hendel, M.D., Inc. (“Hendel”), and AKM Medical Group, Inc. (“AKM”) (see Note 3.) AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice corporations (“PPC”) under long-term management service agreements. ApolloMedACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Change in Fiscal Year

On May 16, 2014, the board of directors of the Company approved a change to the Company's fiscal year end from January 31 to March 31. The March 31, 2014 amounts included in the accompanying condensed consolidated financial statements and related notes thereto are unaudited.

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, ApolloMed ACO, PCCM, and VMM, its controlling interest in Aligned Healthcare, Inc. (“AHI”), which has no operations, and PPCs managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel and AKM. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically range from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

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

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted health maintenance organizations (each, an “HMO”) finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a provider service agreement (PSA) or capitated arrangements directly made with various managed care providers including HMO’s. Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

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

Under full risk capitation contracts, an affiliated hospital entered into agreements with several HMOs, pursuant to which, the affiliated hospital will provide hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement ("Capitation Arrangement"). Under the risk pool sharing agreement, the affiliated hospital and medical group agreed to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a 90% residual interest in the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in the full risk programs under the terms of the PSA, whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying unaudited condensed consolidated balance sheets at June 30 and March 31, 2014 (see "Medical Liabilities" in this Note 2, below.).

Medicare Shared Savings Program revenue

The Company through its subsidiary, ApolloMed ACO, participates in the MSSP sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated by CMS on cost savings generated by the ACO participant based on a trailing 24 month medical service history. The MSSP is a newly formed program with no history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until cash payments from CMS are received. For the three months ended June 30, 2014 and 2013, the Company recorded no revenue related to the MSSP.

Concentrations

The Company had three major payors during the three months ended June 30, 2014 which contributed 19.6%, 15.8% and 15.3% of net revenues, respectively, and had two major payors during the three months ended June 30, 2013 which contributed 15.8% and 15.7% of net revenues, respectively.

The Company had two major payors that accounted for 21.4%, and 9.5 % of accounts receivable, respectively, as of June 30, 2014, and two major payors that accounted for 21.7% and 9.6% of accounts receivable, respectively, as of March 31, 2014.

Cash Equivalents and Marketable Securities

Our cash equivalents consist of bank demand deposits and highly liquid investments with original maturities of three months or less from the original purchase date.

Our marketable securities consist of our holdings in equity securities and mutual funds. These are classified as available-for-sale, which are measured each reporting period at fair value, with any unrealized change in value and realized gains or losses reflected in other comprehensive income in the accompanying condensed consolidated statements of operations and comprehensive loss. Other than temporary impairments are evaluated for securities that have been in a continuous unrealized loss position longer than one year.

The following is a summary of cash equivalents and marketable securities:

As of June 30, 2014		Gross	Gross	Estimated	Cash and	Marketable
		Unrealized	Unrealized	Fair	Cash	Securities
	Cost	Gain	Loss	Value	Equivalents	(all current)

Bank demand deposits	$5,665,999	$-	$-	$5,665,999	$5,665,999	$-
Money market funds	96,424	-	-	96,424	96,424	-
Mutual funds	148,028	2,290	-	150,318	-	150,318
Equity securities	241,065	16,299	-	257,364	-	257,364

	$6,151,516	$18,589	$-	$6,170,105	$5,762,423	$407,682

As of March 31, 2014		Gross	Gross	Estimated	Cash and
		Unrealized	Unrealized	Fair	Cash
	Cost	Gain	Loss	Value	Equivalents

Bank demand deposits	$6,831,478			$6,831,478	$6,831,478

	$6,831,478	$-	$-	$6,831,478	$6,831,478

Medical Liabilities

The Company is responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. The Company provides integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are also recorded in cost of services.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying condensed consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The Company has a $20,000 per member professional stop-loss, none on institutional risk pools. Any adjustments to reserves are reflected in current operations.

Balance, beginning of period	$552,561

Incurred health care costs:
Current year	377,708

Prior years	-
Total incurred health care costs	377,708

Assumed medical liabilities (see Note 3 )	421,157

Claims paid:
Current year	(199,809)
Prior years	-
Total claims paid	(199,809)

Accrual for net deficit from full risk capitation contracts	(14,222)
Balance, end of period	$1,137,395

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

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Term Loan and the Convertible Notes approximates fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

The fair value of the warrant liability issued in connection with 2014 NNA Financing at June 30, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.7 years, risk free rate of 2.1%, no dividends, volatility of 72.2%, share price of $0.51 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing.

The fair value of the warrant liability at March 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing.

Holdback liability (see Note 3) fair value was determined based on the probability adjusted cash consideration, discounted at the Company's cost of debt.

The carrying amounts and fair values of the Company's financial instruments are presented below as of :

	June 30, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market currency funds	$-	$96,424	$-	$96,424
Mutual funds	-	150,318	-	150,318
Equity securities	257,364	-	-	257,364

	$257,364	$246,742	$-	$504,106

Liabilities:
Warranty liability	$-	$-	$2,384,629	$2,384,629
Holdback liability	-	-	136,822	136,822

	$-	$-	$2,521,451	$2,521,451

	March 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,354,624	$2,354,624

	$-	$-	$2,354,624	$2,354,624

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended June 30, 2014:

Fair Value
Measurements of
Unobservable
Inputs (Level 3)

Balance, beginning of period	$2,354,624
Transfers in (out) of Level 3	-
Change in fair value of warrant liability	30,005
Holdback liability (see Note 3)	136,822

Balance, end of period	$2,521,451

The unrealized gain on change in fair value of warrant liability is included in the accompanying condensed and consolidated statement of operations and comprehensive loss.

Non-controlling Interest

The non-controlling interest recorded in the Company’s condensed consolidated financial statements represents the pre-acquisition equity of those PPC’s in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities. The nature of these contracts provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties as well as income or losses attributable to certain non-controlling interests.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three months ended June 30,
	2014	2013
Incremental shares assumed issued on exercise of in the money options	4,090,915	4,849,986
Incremental shares assumed issued on exercise of in the money warrants	1,451,073	1,717,089

	5,541,988	6,567,075

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Reclassifications

Certain reclassifications have been made to the accompanying March 31, 2014 condensed consolidated financial statements to conform them to the June 30, 2014 presentation.

3. Acquisition

In May 2014, AMM entered into a management services agreement with AKM Acquisition Corp, Inc. (“AKMA”), a newly-formed provider of physician services and affiliate of the Company owned by the Company’s CEO as physician shareholder, to manage all non-medical services for AKMA. AMM has exclusive authority over all non-medical decision making related to the ongoing business operations of AKMA and is the primary beneficiary; consequently, AMM consolidated the revenue and expenses of AKMA from the date of execution of the management services agreements. On May 30, 2014 (the “Closing Date”) AKMA entered into a stock purchase agreement (the “AKM Purchase Agreement”) with the shareholders of AKM Medical Group, Inc.(“AKM”), a Los Angeles, CA-based independent practice association (“IPA”) consisting of over 100 primary care and specialist physicians serving over 2,100 patients. Immediately following the closing, AKMA merged with and into AKM, with AKM being the surviving entity. Under the AKM Purchase Agreement all of the issued and outstanding shares of capital stock of AKM was acquired for approximately $280,000, of which $140,000 was paid at closing and $136,822 (the “Holdback Liability”) is payable subject to the outcome of incurred but not reported risk-pool claims and other contingent claims that existed at the acquisition date. The acquisition allows the Company to execute on its strategy to provide high-quality, cost-efficient healthcare delivery through integrated services and network offerings.

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

Cash consideration	$140,000
Fair value of holdback consideration due to seller	136,822

Total purchase consideration	$276,822

Under the acquisition method of accounting, the total purchase price was allocated to AKM’s net tangible assets based on their estimated fair values as of the closing date. The preliminary allocation of the total purchase price to the net assets acquired and included in the Company’s condensed consolidated balance sheet is as follows:

Cash and cash equivalents	$356,359
Marketable securities	389,094
Accounts receivable	27,217
Prepaid expenses and other assets	26,313
Intangible assets	156,000
Goodwill (bargain purchase)	(216,565)
Accounts payable and accrued liabilities	(40,439)
Medical liabilities	(421,157)

Net assets acquired	$276,822

Before recognizing a gain from a bargain purchase, the Company is required to reassess its identification of assets acquired and liabilities assumed to validate that all assets and liabilities that the acquirer is able to identify at the acquisition date are properly recognized. The guidance in ASC 805 requires that this additional reassessment be performed to verify that the identification and measurement of all components of the business combination were consistent with the requirements of ASC 805. Accordingly, as the purchase price allocation is preliminary and subject to reassessment, the Company will classify the goodwill bargain purchase as a contra to goodwill until it has completed its review of the procedures used to measure the included amounts, which is expected to be during the quarter ending September 30, 2014.

The following is a summary of goodwill activity for the three months ended June 30, 2014:

Balance, beginning of period	$494,700
Acquisition of AKM	(216,565)
Balance, end of period	$278,135

Under the AKM Purchase Agreement, former shareholders of AKM are entitled to be paid the Holdback Amount of up to approximately $140,000 within 6 months of the Closing Date. No later than 30 days after the six month period, AKM will prepare a closing statement which will state the actual cash position (as defined) (“Actual Cash Position”) of AKM. If the actual cash position of AKM is less than $461,104 (the “Target Amount”), the former shareholders of AKM will pay the difference between the Target Amount and the Actual Cash Position, which will be deducted from the Holdback Amount, but in no case will exceed the amount previously paid to the former shareholders of AKM in connection with the transaction. If the Actual Cash Position exceeds the Target Amount, then that difference will be added to the Holdback Amount. Any indemnification payment made by the former shareholders of AKM will also be paid from the Holdback Amount; if the Holdback Amount is insufficient, the former shareholders of AKM are liable for paying the balance, which cannot exceed amounts previously paid to the former shareholders of AKM under the AKM Purchase Agreement. The Company determined the preliminary fair value was determined based on the cash consideration discounted at the Company's cost of debt.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three months ended June 30, 2014 were approximately $37,000.

The results of operations for AKM are included in the condensed consolidated statements of operations from its acquisition date. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for the three months ended June 30, 2014 assume the AKM acquisition had occurred on April 1, 2014, and for the three months ended June 30, 2013 assume the acquisition had occurred on April 1, 2013:

	Three months ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Net revenue	$4,480,901	$3,154,803
Net loss	$(1,610,877)	$(1,976,850)
Basic and diluted net loss per share	$(0.03)	$(0.06)

From the Closing Date to June 30, 2014, revenues and net income related to AKM included the accompanying condensed and consolidated statement of operations were $179,403 and $7,580, respectively.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	March 31,
	2014	2014
Accounts payable	$822,461	$824,334
Accrued compensation	579,098	546,078
Income taxes payable	1,566	4,149
Accrued interest	38,472	19,780
Accrued professional fees	41,085	52,699

	$1,482,682	$1,447,040

5. Notes and Lines of Credit Payable

Senior Secured Note

The Company entered into a Senior Secured Note (“Note”) agreement on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”) an entity in which Gary Augusta, a director and shareholder of the Company, holds an ownership interest. The term of the Note provided for interest at 8.929% per annum, payments of principal of $135,000 on each of September 15, 2012 and October 15, 2012, and was secured by substantially all assets of the Company. The Company prepaid interest on the Note principal of $15,000 in accordance with the Note, and paid financing costs of $5,000 in cash and the issuance of 216,000 shares of the Company’s common stock, which was valued at $25,661 at the date of issuance.

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

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA of Nevada, Inc., (“the Lender” or “NNA”).  Borrowings under the Revolving Credit Agreement accrued interest at a rate equal to the sum of (i) three month LIBOR and (ii) 6.0%. Interest was payable on the last business day of each successive month, in arrears, which commenced October 31, 2013, and at each month-end thereafter. The Revolving Credit Agreement required the Company to pay the Lender a facility fee, on the last business day of each month, at a per annum rate of 1.0 % of the average daily unused portion of the revolving credit commitment under the Credit Agreement. Loans drawn under the Credit Agreement were secured by all of the assets of the Company and its subsidiaries, including a security interest in the deposit accounts of the Company and its subsidiaries and a pledge of the shares in the Company’s subsidiaries. The Company incurred direct costs related to the Credit Agreement aggregating $ 119,500 which were accounted for as deferred financing costs and were amortized using the straight line method to interest expense.  On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 Note to SpaGus Apollo, LLC, and were used to pay or repay certain of the Company’s 10% Notes (see Note 6), to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA Financing.

2014 NNA Financing

On March 28, 2014, the Company entered into certain credit and investment agreements with NNA (the “2014 NNA Financing”) which provided for a $7.0 million secured term loan (“Term Loan”), a $1.0 million secured line of credit (“Revolving Loan”), and a $2.0 million convertible note commitment (“Convertible Note”). In addition, NNA acquired 2,000,000 shares of the Company’s common stock, warrants to acquire the Company’s common stock, and certain registration rights (see Note 8). The Term Loan and Revolving Loan are secured by substantially all assets of the Company, and are guaranteed by the Company’s subsidiaries and certain of its consolidated medical corporations.

The Company determined the fair value of the proceeds of $9.0 million in part based on the following inputs for the warrant liability: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share and a 50% probability of down-round financing. The common stock issuance was recorded at $899,739 (a discount of $1,100,261 to the face amount), the term loan was recorded at $5,745,637 (a discount of $1,254,363 to the face amount), and a corresponding warrant liability of $2,354,624.

The Term Loan accrues interest at a rate of 8.0% per annum. The principal amount of the Term Loan is repaid on the last business day of each calendar quarter, which provides for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year. The Term Loan at March 31, 2014 reflects a discount of $1,305,435 associated with the issuance of 3 million warrants to acquire the Company’s common stock (see Note 8) and payment of a fee to NNA of $80,000 of which $51,072 was considered a debt discount, $7,998 was recorded to equity, and $20,930 allocated to warrant liability was immediately recorded as interest expense. The discount will be amortized to interest expense over the expected term of the loan using the effective interest method.

The Revolving Loan will bear interest at the rate of three month LIBOR plus 6.0% per annum. No amounts were borrowed under the Revolving Loan at June 30, 2014. The Term Loan and Revolving Loan mature on March 28, 2019.

The Convertible Note commitment provides for the Company to borrow up to $2,000,000. Borrowings, if any, will bear interest at the rate of 8.0 % per annum payable semi-annually, and will be convertible into shares of the Company’s common stock initially at $1.00 per share. The conversion price will be subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The Convertible Note also requires the Company to issue 1,000,000 warrants to NNA with an exercise price of $1.00 per share (see Note 8.) These warrants become exercisable in the event the Company elects to fund the Convertible Note. The Convertible Note was funded on July 30, 2014.

The Company incurred $235,119 in third party costs related to the 2014 NNA Financing, which were allocated to the related debt and equity instruments based on their relative fair values, of which $150,101 was classified as deferred financing costs which will be deferred and amortized over the life of the loan using the effective interest method.

The 2014 NNA Financing credit agreement and the Convertible Note provide for certain financial covenants which the Company was in compliance with as of and for the quarter ended June 30, 2014.

In addition, the 2014 NNA Financing credit agreement and the Convertible Note includes (1) certain negative covenants that, subject to exceptions, limit the Company’s ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements; and (2) certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the 2014 NNA Financing credit agreement and Convertible Note.

Unsecured revolving line of credit

Included in “Note and line of credit payable” in the accompanying condensed consolidated balance sheet is a $100,000 revolving line of credit with a financial institution of which $94,765 was outstanding at June 30, 2014 and March 31, 2014. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at June 30, 2014), interest only is payable monthly, and matures June 5, 2015. The line of credit is unsecured.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Three months ended June 30,
	2014	2013
Interest expense	$144,153	$30,997

Amortization of loan fees and discount	71,251	4,719

	$215,404	$35,716

6.  Convertible Notes Payable

10% Senior Subordinated Callable Convertible Notes

On October 16, 2009, the Company issued $1,250,000 of its 10% Senior Subordinated Callable Convertible Notes (the “10% Notes”). The 10% Notes were sold through a placement agent in the form of a Unit. Each Unit comprised one 10% Senior Subordinated Callable Convertible Note with a par value $25,000, and warrants to purchase shares of the Company’s common stock.

On December 20, 2013, , the Company redeemed the 10% Notes of the Holders for cash and/or conversion into shares of the Company’s Common Stock.

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On or about February 21, 2013, the Company entered into a Settlement Agreement and Release (collectively, the “Settlement Agreements”) with each of the holders of 8% Notes (each, a “8% Holder” and, collectively, the “8% Holders”). Under the Settlement Agreements, the Company agreed to redeem for cash and/or convert into shares of the Company’s common stock the 8% Notes of the 8% Holders. In February 2014 the Company redeemed and converted $150,000 in original principal amount plus accrued interest thereon, for total cash payments of approximately $106,000 and issuance of approximately182,000 shares of the Company’s common stock.

9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016

The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15, and mature February 15, 2016, and are subordinated. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $0.40 per share of Common Stock, subject to adjustment for stock splits, stock dividends and reverse stock splits. After 60 days prior notice, the Note is callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the Note is callable at a price of 105% of the Note’s par value, and if the ADVT is less than $100,000, the 9% Notes are callable at a price of 110% of the Note’s par value.

In connection with the issuance of the 9% Notes, the holders of the 9% Notes received warrants to purchase 660,000 shares of the Company’s common stock at an exercise price of $0.45 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to January 31, 2018, and were classified in equity. The fair value of the 9% Notes warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model.

Interest expense associated with the convertible notes payable consisted of the following:

	Three months ended June 30,
	2014	2013
Interest expense	$25,025	$74,232

Amortization of loan fees and discount	36,438	51,741

	$61,463	$125,974

7. Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Significant management judgment is required in determining the Company’s provision for income taxes and the recoverability of the Company’s deferred tax assets. Such determination is based primarily on the Company’s historical taxable income, with some consideration given to the Company’s estimates of future taxable income by jurisdictions in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of June 30, 2014 and March 31, 2014. The Company is subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 and later. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 and later. The Company does not anticipate any material unrecognized tax benefits within the next twelve months.

8. Stockholders’ Deficit

Common Stock Placement

On March 28, 2014, the Company entered into an equity and debt investment for up to $12.0 million with NNA of Nevada, Inc. (“NNA”). As part of the investment, the Company entered into an Investment Agreement with NNA, dated March 28, 2014 (the “Investment Agreement”), pursuant to which the Company sold NNA 2,000,000 shares of the Company’s common stock (the “Purchased Shares”) at a purchase price of $1.00 per share. In addition with the issuance of common shares, the Company issued to NNA 1,000,000 warrants to purchase the Company’s common stock for $1.00 per share. The Company used the Monte Carlo Method to value the warrants, which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share and a 50% probability of down-round financing. The Company determined that the fair value of the shares issued was approximately $900,000, or approximately $0.45 per share. The Company also entered into a registration rights agreement (“RRA”) with NNA which requires the Company to file a registration statement to register its shares with the Securities and Exchange Commission no later than March 28, 2015. The RRA requires the Company to use commercially reasonable efforts to complete these actions. If the Initial Registration Statement is not filed with the Commission on or prior to the filing deadline the Company must pay to NNA an amount in Common Stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 12,000,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of June 30, 2014 there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock have been reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of June 30, 2014 there were approximately 2,400,000 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows for the three months ended June 30, 2014:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares, beginning of period	907,407	1.3	$-	$0.41
Granted	-	-	-	-

Vested / lapsed	(105,555)	-	-	-
Forfeited	-	-	-	-
Unvested or unlapsed shares, end of period	801,852	1.1	$-	$0.41

Options

Stock option activity for the three months ended June 30, 2014 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, beginning of period	6,287,000	$0.20	8.7	$0.11
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, end of period	6,287,000	$0.20	8.5	$0.15
Vested and exercisable, end of period	5,309,223	$0.19	7.1	$0.13

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

The following table summarizes the restricted stock award in the ACO Plan during the three months ended June 30, 2014:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, beginning of period	3,752,000	0.8	$0.02	$0.03
Granted	-	-	-	-
Released	-	-	-	-
Balance, end of period	3,752,000	0.6	$0.02	$0.03
Vested and exercisable, end of period	2,484,667

Awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of June 30, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

Common stock options	$86,469
Restricted stock	$182,860
ACO Plan restricted stock	$17,069

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2014	2013
Stock-based compensation expense:
Cost of services	$28,743	$488,879
General and administrative	90,396	1,063,425
	$119,139	$1,552,304

Warrants

Warrants consisted of the following for the three months ended June 30, 2014:

Weighted Average Per Share
	Intrinsic	Number of
	Value	warrants
Outstanding, beginning of period	$0.02	7,145,000
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, end of period	$-	7,145,000

		Weighted
		average		Weighted
Exercise Price Per	Warrants	remaining	Warrants	average
Share	outstanding	contractual life	exercisable	exercise price per share
$0.11485	1,250,000	2.1	1,250,000	$0.1149

$0.11485	250,000	2.1	250,000	$0.1149

$0.45000	500,000	2.1	500,000	$0.4500

$0.50000	100,000	3.3	100,000	$0.5000

$0.45000	825,000	3.6	825,000	$0.4500

$0.40000	220,000	3.6	220,000	$0.4000

$1.00000	2,000,000	7.0	2,000,000	$1.0000

$2.00000	2,000,000	7.0	2,000,000	$2.0000
	7,145,000	5.1	7,145,000	0.9700

In connection with the 2014 NNA Financing debt and equity investment, NNA received warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and up to 2,000,000 shares at an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to March 28, 2021. The warrants also contained down-round protection under which the exercise price of the warrants is subject to adjustment in the event the Company issues future common shares at a price below $0.90 per share. The Company determined that the warrants should be classified as liabilities under ASC 815-40, which requires the Company to determine the fair value of the warrants at the transaction date and at each subsequent reporting period (see Notes 2 and 5). Following the funding of the Convertible Note on July 30, 2014, additional warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share that had been issued in connection with the 2014 NNA Financing became exercisable.

Authorized stock

At June 30, 2014 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at June 30, 2014:

Common stock issued and outstanding	49,134,549
Conversion of 9% Notes	2,750,000
Warrants outstanding	7,145,000
Stock options outstanding	6,287,000
Remaining shares issuable under 2013 Equity Incentive Plan	2,400,000
67,716,549

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

Legal

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, Maverick Medical Group, Inc. and ApolloMed Hospitalists, a Medical Corporation, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

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

10. Subsequent Events

Acquisition

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”) among the Target (as defined below), the shareholders of the Target (the “Sellers”) and an affiliate in which the sole physician shareholder is Warren Hosseinion, M.D., the Company's Chief Executive Officer (the “Affiliate”) of Apollo Medical Holdings, Inc. (the “Company”), the Affiliate acquired all of the outstanding shares of capital stock of a medical group that provides professional medical services in Los Angeles County, California (the “Target”). The shares of the Target were acquired from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $362,646 to pay off and discharge certain indebtedness of the Target, (iii) warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of the Target that remained outstanding following the closing of the acquisition. Following the acquisition of the Target by the Affiliate, the Affiliate was merged with and into the Target, with the Target being the surviving corporation.

In connection with the acquisition of the Target, AMM entered into a management services agreement with the Affiliate on July 21, 2014. As a result of the Affiliate’s merger with and into the Target, the Target is now the counterparty to this management services agreement and bound by its terms. Pursuant to the management services agreement, AMM will manage all non-medical services for the Target and will have exclusive authority over all non-medical decision making related to the ongoing business operations of the Target, and is the primary beneficiary of the Target, and the financial statements of the Target will be consolidated as a variable interest entity with those of the Company from the date of the management services agreement.

Stock-based compensation

In July 2014 the Company issued 200,000 options to acquire the common shares of the Company to Warren Hosseinion, M.D., the Company’s Chief Executive Officer; 200,000 options to acquire the common shares of the Company to Gary Augusta, the Company’s Executive Chairman of the Board; and 100,000 options to acquire the common shares of the Company to Adrian Vazquez, M.D., a senior executive with the Company. Each option grant has an exercise price of $1.00 per share and will vest evenly on monthly basis over 36 months from the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the former year ended January 31, 2014, filed with the Securities and Exchange Commission ( SEC) on May 8, 2014.

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “Apollo,” “we,” “us” and “our” refer to Apollo Medical Holdings, Inc., a Delaware corporation, and its subsidiaries and affiliated medical groups.  Our affiliated professional organizations are separate legal entities that provide physician services in California and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians employed or contracted by either our wholly-owned subsidiaries or our affiliated professional organizations. References to “practices” or “practice groups” refer to our subsidiary-management company and the affiliated professional organizations of Apollo that provide medical services, unless otherwise expressly stated or the context otherwise requires.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Apollo  that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in our most recent Annual Report on Form 10-K, including the section entitled “Risk Factors”, as well as those discussed from time to time in the Company’s other SEC filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

In May 2014, AMM entered into a management services agreement with AKM Acquisition Corp, Inc. (“AKMA”), a newly-formed provider of physician services and affiliate of the Company solely owned by the Company’s CEO as physician shareholder, to manage all non-medical services for AKMA. AMM has exclusive authority over all non-medical decision making related to the ongoing business operations of AKMA and consequently, consolidated the revenue and expenses of AKMA from the date of execution of the management services agreements. On May 30, 2014 (the “Closing Date”) AKMA entered into a stock purchase agreement (the “AKM Purchase Agreement”) with the shareholders of AKM Medical Group, Inc.(“AKM”), a Los Angeles, CA-based independent practice association (“IPA”) consisting of over 100 primary care and specialist physicians serving over 2,100 patients. Immediately following the closing, AKMA merged with and into AKM, with AKM being the surviving entity. Under the AKM Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of AKM for approximately $280,000, of which $140,000 was paid at closing and $136,822 is payable (the “Holdback Liability” Amount) subject to the outcome of incurred but not reported risk-pool claims and other contingent claims that existed at the acquisition date. The acquisition allows the Company to execute on its strategy to provide high-quality, cost-efficient healthcare delivery through integrated services and network offerings.

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”) among the Target (as defined below), the shareholders of the Target (the “Sellers”) and an affiliate in which the sole physician shareholder is Warren Hosseinion, M.D., the Company's Chief Executive Officer (the “Affiliate”) of Apollo Medical Holdings, Inc. (the “Company”), the Affiliate acquired all of the outstanding shares of capital stock of a medical group that provides professional medical services in Los Angeles County, California (the “Target”). The shares of the Target were acquired from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $362,646 to pay off and discharge certain indebtedness of the Target, (iii) warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of the Target that remained outstanding following the closing of the acquisition. Following the acquisition of the Target by the Affiliate, the Affiliate was merged with and into the Target, with the Target being the surviving corporation.

In connection with the acquisition of the Target, AMM entered into a management services agreement with the Affiliate on July 21, 2014. As a result of the Affiliate’s merger with and into the Target, the Target is now the counterparty to this management services agreement and bound by its terms. Pursuant to the management services agreement, AMM will manage all non-medical services for the Target and will have exclusive authority over all non-medical decision making related to the ongoing business operations of the Target, and is the primary beneficiary of the Target, and the financial statements of the Target will be consolidated as a variable interest entity with those of the Company from the date of the management services agreement.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The Company’s results of operations were as follows for the three months ended June 30:

	2014	2013	Change	Percentage change
Net revenues	$4,094,486	$2,614,694	$1,479,792	56.6%

Costs and expenses:
Cost of services	3,259,839	2,457,930	801,909	32.6%
General and administrative	2,009,332	1,921,830	87,502	4.6%
Depreciation	11,899	6,355	5,544	87.2%
Total costs and expenses	5,281,070	4,386,115	894,955	20.4%

Loss from operations	$(1,186,584)	$(1,771,421)	$584,837	-33.0%

The following table sets forth consolidated statements of operations for the three months ended June 30 stated as a percentage of net revenues:

	% of Net revenues
	2014	2013

Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	79.6%	94.0%
General and administration	49.1%	73.5%
Depreciation	0.3%	0.2%
Total costs and expenses	129.0%	167.7%

Loss from operations	-29.0%	-67.7%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase (decrease) was attributable to:

$1,288,096	Increase in Maverick Medical Group ("MMG") IPA revenue due to increase in Medicare patient lives
$261,612	Increase in clinic revenues due to ApolloMed Care Clinics ("ACC") acquisitions
$179,402	Increase in revenues due to AKM acquisition
$(249,318)	Reduction of hospitalist revenue due to non-renewal of certain contracts

Cost of services are comprised primarily of physician compensation and related expenses. The increase (decrease) was attributable to:

$ 1,254,912	Increase in MMG and ACC services due to higher revenues
$ 146,220	Increase due to acquisition of AKM
$ (460,136)	Decrease due to lower stock-based compensation
$ (139,087)	Decrease due to lower hospitalist revenue

Cost of services as percentage of net revenues decreased principally due to lower stock-based compensation, partially offset by higher medical costs associated with ACC’s clinic operation and higher proportion of Medi-Cal patient lives added to MMG for the three months ended June 30, 2014.

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The Company is also funding initiatives associated with establishment of ApolloMed ACO which had no revenue for the three months ended June 30, 2014. The increase (decrease) in general and administrative expenses was attributable to:

$ 445,296	Increase in legal fees related to AKM acquisition and IPA litigation; and an increase in audit and professional fees in connection with appointment of new auditors
$ 440,231	Increase in administrative personnel and facilities costs to support growth in the business, ACC and AKM acquisitions
$ (973,029)	Decrease in stock-based compensation

Loss from operations decreased due to lower stock-based compensation totaling $1,433,165, partially offset by the higher cost of medical services in ACC and MMG, and an increase in legal and professional fees.

	2014	2013	Change
Interest expense	$276,867	$161,690	$115,177

Interest expense increased in 2014 primarily due to higher interest expense due to an increase in borrowings primarily related to the 2014 NNA financing.

	2014	2013	Change
Net loss attributable to Apollo Medical Holdings, Inc.	$1,677,741	$1,932,862	$255,121

Net loss attributable to Apollo Medical Holdings, Inc. decreased primarily due to lower stock-based compensation expense, partially offset by higher cost of medical services in ACC and MMG and an increase in spending legal and professional fees.

Liquidity and Capital Resources

At June 30, 2014, the Company had cash equivalents and marketable securities of $6.2 million compared to cash and cash equivalents of $6.8 million at March 31, 2014. At June 30, 2014 the Company had borrowings totaling $6.7 million compared to borrowings at March 31, 2014 of $6.7 million.

The Company incurred the following net operating loss and cash used in operating activities for the three months ended June 30, 2014:

Loss from operations	$1,186,584
Cash used in operating activities	$1,098,443

The Company’s accumulated and stockholders’ deficit at June 30, 2014 was as follows:

Accumulated deficit	$18,025,329
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	$2,755,101

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. On March 28, 2014, the Company entered into an equity and debt arrangement with NNA to provide $12,000,000 in funding, which included $2,000,000 investment in Company common stock, $8,000,000 in term and revolving loans, and a $2,000,000 convertible note commitment. The Company refinanced its existing indebtedness under the prior NNA $4,000,000 credit agreement, and intends to use the remaining proceeds for working capital, acquisitions, and general corporate purposes. The Company believes its current cash balances, coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future. If the need for financing arises, the Company cannot assure that it will be available on acceptable terms, or at all.

Three months ended June 30, 2014

For the three months ended June 30, 2014, cash used in operating activities was $1,098,443. This was the result of net losses of $1,677,741 offset by cash provided by non-cash expenses of $268,732 and change in working capital of $140,359. Non-cash expenses primarily include depreciation expense, issuance stock-based compensation expense, amortization of financing costs, and accretion of debt discount.

Cash provided by working capital was due to:

Decrease in Accounts receivable, net	$4,273
Decrease in Other assets	$2,955
Increase in medical liabilities	$163,677

Cash used by working capital was due to:

Increase in due from affiliates	$(20,482)
Increase in prepaid expenses and advances	$(5,267)
Decrease in Accounts payable and accrued liabilities	$(4,797)

For the three months ended June 30, 2014, cash provided by investing activities was $204,388 related to the acquisition of AKM of $140,000, net of cash acquired of $356,359, and investment in office and technology equipment.

For the three months ended June 30, 2014, net cash used in financing activities was $175,000 related to principal payments on the term loan.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

Based on the foregoing material weaknesses, we have determined that, as of June 30, 2014, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the two month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, Maverick Medical Group, Inc. and ApolloMed Hospitalists, a Medical Corporation, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before JAMS in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1+

Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of So Cal Heart Centers, A Medical Corporation and So Cal Heart Centers, A Medical Corporation

3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference ).

4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).

4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)

4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)

4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013 and incorporated herein by reference)

4.5	Form of Investor Warrant for purchase of 37,500 shares of common stock, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013, and incorporated herein by reference)

4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.7	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.8	Common Stock Purchase Warrant to purchase 2,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.9	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

10.1	Consulting Agreement as of May 20, 2014 by and among Apollo Medical Holdings, Inc. and Bridgewater Healthcare Group, LLC (filed as an exhibit on Form 8-K/A on July 3, 2014, and incorporated by reference herein)

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications
31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications
32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

*	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 14, 2014	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: August 14, 2014	By:	/s/ Mitchell R. Creem
Mitchell R. Creem
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

