Form 10-Q
period 2014-09-30
Apollo Medical Holdings, Inc.
filed 2014-11-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 48,634,549 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,950,125	$6,831,478
Marketable securities	422,181	-
Restricted cash	40,000	20,000
Accounts receivable, net	3,369,780	1,508,461
Other receivable	5,382,617	-
Due from affiliates	49,377	24,041
Prepaid expenses	145,110	42,200
Total current assets	13,359,190	8,426,180

Deferred financing costs, net	324,003	366,286
Property and equipment, net	620,036	94,948
Intangible assets, net	1,206,319	59,627
Goodwill	439,694	494,700
Other assets	108,747	41,636
TOTAL ASSETS	$16,057,989	$9,483,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,792,645	$1,447,040
Medical liabilities	1,642,497	552,561
Note and line of credit payable, net of discount, current portion	304,764	444,764
Holdback consideration	136,822	-
Total current liabilities	5,876,728	2,444,365

Notes payable, net of discount – non-current portion	5,343,644	5,344,565
Convertible notes payable, net of discount	1,953,587	962,978
Warrant liability	2,750,480	2,354,624
Conversion feature liability	547,784	-
Deferred tax liability	89,791	-
Total liabilities	16,562,014	11,106,532

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (NOTES 10 AND 11)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 49,134,549 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	49,135	49,135
Additional paid-in-capital	16,191,023	15,083,365
Accumulated other comprehensive income	33,088	-
Accumulated deficit	(16,649,019)	(16,347,588)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(375,773)	(1,215,088)
Non-controlling interest	(128,252)	(408,067)
Total	(504,025)	(1,623,155)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,057,989	$9,483,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$11,665,294	$2,521,421	$15,759,780	$5,136,115

Costs and expenses
Cost of services	6,161,645	2,257,945	9,421,484	4,715,875
General and administrative	3,451,907	1,043,565	5,461,239	2,965,395
Depreciation and amortization	193,281	6,528	205,180	12,883
Total costs and expenses	9,806,833	3,308,038	15,087,903	7,694,153

Income (loss) from operations	1,858,461	(786,617)	671,877	(2,558,038)

Other (expense) income
Interest expense	(329,258)	(200,562)	(606,125)	(362,252)
Gain on change in fair value of warrant and conversion feature liabilities	152,140	-	122,135	-
Other	(58,436)	6,441	(60,912)	7,490
Total other expense	(235,554)	(194,121)	(544,902)	(354,762)

Income (loss) before provision for income taxes	1,622,907	(980,738)	126,975	(2,912,800)
Provision for income taxes	86,989	-	98,591	800
Net income (loss)	1,535,918	(980,738)	28,384	(2,913,600)

Net income attributable to noncontrolling interest	(159,608)	-	(329,815)	-

Net income (loss) attributable to Apollo Medical Holdings, Inc.	$1,376,310	$(980,738)	$(301,431)	$(2,913,600)
Other comprehensive income (loss):
Unrealized change in value of marketable securities	14,499	-	33,088
Comprehensive income (loss)	$1,390,809	$(980,738)	$(268,343)	$(2,913,600)
NET INCOME (LOSS) PER SHARE:
BASIC	$0.03	$(0.03)	$(0.01)	$(0.08)
DILUTED	$0.03	$(0.03)	$(0.01)	$(0.08)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	49,134,549	36,353,413	49,134,549	37,261,375
DILUTED	54,393,442	36,353,413	49,134,549	37,261,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive income	Accumulated Deficit	Stockholders' Equity Attributable to Apollo Medical Holdings, Inc.	Non-controlling Interest	Total
Balance - beginning of period	-	-	49,134,549	$49,135	$15,083,365	$-	$(16,347,588)	$(1,215,088)	$(408,067)	$(1,623,155)
Net income	-	-	-	-	-	-	(301,431)	(301,431)	329,815	28,384
Issuance of warrants					132,000			132,000	-	132,000
Contribution by non-controlling interest					-	-	-	-	550,000	550,000
Distribution to non-controlling interest					-	-	-	-	(600,000)	(600,000)
Unrealized change in value of marketable securities	-	-	-	-	-	33,088	-	33,088	-	33,088
Stock-based compensation expense	-	-	-	-	975,658	-	-	975,658	-	975,658
Balance - end of period	-	-	49,134,549	$49,135	$16,191,023	$33,088	$(16,649,019)	$(375,773)	$(128,252)	$(504,025)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,384	$(2,913,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	205,180	12,883
Deferred income taxes	59,314	-
Stock-based compensation expense	975,658	2,121,012
Amortization of financing costs	62,283	4,298
Amortization of debt discount	177,963	116,248
Change in fair value of warrant and conversion feature liability	(122,135)	-
Changes in assets and liabilities:
Accounts receivable	(993,669)	323,859
Other receivable	(5,382,617)	-
Due from affiliates	42,378	17,706
Prepaid expenses and advances	(14,167)	15,290
Other assets	(347)	(4,100)
Accounts payable and accrued liabilities	2,170,739	(6,276)
Medical liabilities	668,779	-
Net cash used in operating activities	(2,122,257)	(312,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $620,960 in cash and cash equivalents acquired	(1,947,431)	(248,800)
Property and equipment acquired	(15,583)	(2,219)
Net cash used in investing activities	(1,963,014)	(251,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible note payable	2,000,000	-
Principal payments on notes payable	(726,082)	55,235
Contribution by non-controlling interest	550,000	-
Distributions to non-controlling interest shareholder	(600,000)	(240,000)
Proceeds from issuance of common stock	-	728,753
Debt issuance costs	(20,000)	-
Net cash provided by financing activities	1,203,918	543,988

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,881,353)	(19,711)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,831,478	1,094,973

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,950,125	$1,075,262

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$356,196	$169,802
Income taxes paid	$18,588	$38,356

Non-Cash Financing Activities:
Acquisition related holdback liability consideration	$136,822	$-
Convertible note warrant	$487,620	$13,316
Convertible note conversion feature	$578,155	$125,000
Acquisition related warrant consideration	$132,000	$101,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Description of Business

Apollo Medical Holdings, Inc. (the “Company” or “ApolloMed”) and its affiliated physician groups are a physician-centric, integrated healthcare delivery system serving Medicare, Commercial and Medi-Cal beneficiaries in California.  ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through the Company’s owned and affiliated physician groups. ApolloMed operates as a medical management holding company through the following subsidiary management companies: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed ACO, Inc. (“ApolloMed ACO). Through AMM, PCCM, and VMM, the Company manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH"), ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), Los Angeles Lung Center (“LALC”), Eli Hendel, M.D., Inc. (“Hendel”), AKM Medical Group, Inc. (“AKM”) (see Note 3), and Southern California Heart Centers (“SCHC”) (see Note 3); and a controlling interest in ApolloMed Palliative Services, LLC (“APS”). AMM, PCCM and VMM each operate as a physician practice management company (“PPM”) and are in the business of providing management services to physician practice corporations (“PPC”) under long-term management service agreements. ApolloMed ACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and APS, which is a newly formed entity with no operations to date to provide home health and hospice medical services and in which a non-controlling interest in APS contributed $550,000 in cash; and (3) PPCs managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM and SCHC. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

Through the management agreements and the Company’s relationship with the stockholders of the PPCs, the Company has exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Consequently, the Company consolidates the revenue and expenses of each PPC from the date of execution of the applicable management agreement.

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

Under full risk capitation contracts, an affiliated hospital entered into agreements with several HMOs, pursuant to which, the affiliated hospital will provide hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement ("Capitation Arrangement"). Under the risk pool sharing agreement, the affiliated hospital and medical group agreed to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a 90% residual interest in the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in the full risk programs under the terms of the PSA, whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying unaudited condensed consolidated balance sheets at September 30 and March 31, 2014 (see "Medical Liabilities" in this Note 2, below).

Medicare Shared Savings Program Revenue

The Company through its subsidiary, ApolloMed ACO, participates in the MSSP sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants trailing 24 month medical service history. The MSSP is a newly formed program with minimal history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

During the second quarter of 2014, CMS announced that ApolloMed ACO generated $10.98 million in program savings from cost savings created in connection with rendering medical services to Medicare patients in 2012. In connection with these cost savings, the Company earned $5.38 million which has been reported in the line items “Net Revenue and “other receivable” in the September 30, 2014 condensed consolidated financial statements. Revenue from the MSSP is determined and awarded annually, and the Company does not anticipate additional revenue in fiscal 2015. Future ACO program savings for services performed in calendar year 2013 and 2014 are not estimable.

Concentrations

Excluding the MSSP related revenue, the Company had no major payors during the three months ended September 30, 2014 which contributed more than 10% of net revenues, and had three major payors during the three months ended September 30, 2013 which contributed 16.1%, 16.1% and 16.8% of net revenues, respectively. During the six months ended September 30, 2014, excluding the MSSP related revenue, the Company had no major payors which contributed more than 10% of net revenues and had three major payors during the six months ended September 30, 2013 which contributed 15.8%, 16.1% and 17.6% of net revenues, respectively.

The Company had one major payor that accounted for 12.5 % of accounts receivable as of September 30, 2014, and two major payors that accounted for 21.7% and 9.6% of accounts receivable, respectively, as of March 31, 2014.

Cash Equivalents and Marketable Securities

The Company’s cash equivalents consist of bank demand deposits and highly liquid investments with original maturities of three months or less from the original purchase date.

The Company’s marketable securities consist of our holdings in equity securities and mutual funds. These are classified as available-for-sale, which are measured each reporting period at fair value, with any unrealized change in value reflected in other comprehensive income or loss, and realized gains or losses in the statement of operations in the accompany condensed consolidated statements of operations and comprehensive income (loss). Other than temporary impairments are evaluated for securities that have been in a continuous unrealized loss position longer than one year.

The following is a summary of cash equivalents and marketable securities:

As of September 30, 2014		Gross	Gross	Estimated	Cash and	Marketable
		Unrealized	Unrealized	Fair	Cash	Securities
	Cost	Gain	Loss	Value	Equivalents	(all current)

Bank demand deposits	$3,856,285	$-	$-	$3,856,285	$3,856,285	$-
Money market funds	93,840	-	-	93,840	93,840	-
Mutual funds	148,028	966	-	148,994	-	148,994
Equity securities	241,065	32,122	-	273,187	-	273,187
	$4,339,218	$33,088	$-	$4,372,306	$3,950,125	$422,181

As of March 31, 2014		Gross	Gross	Estimated	Cash and
		Unrealized	Unrealized	Fair	Cash
	Cost	Gain	Loss	Value	Equivalents

Bank demand deposits	$6,831,478	-	-	$6,831,478	$6,831,478

	$6,831,478	$-	$-	$6,831,478	$6,831,478

Medical Liabilities

The Company is responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees under risk-pool arrangements. The Company provides integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are also recorded in cost of services.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying condensed consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The Company has a $20,000 per member professional stop-loss, none on institutional risk pools. Any adjustments to reserves are reflected in current operations.

The Company’s IBNR reserve for the six months ended September 30, 2014 was as follows:

Balance, beginning of period	$274,000

Incurred health care costs:
Current year	1,566,856
Prior years	-
Total incurred health care costs	1,566,856

Acquired medical liabilities (see Note 3 )	292,309

Claims paid:
Current year	(997,390)
Prior years	(64,482)
Total claims paid	(1,061,872)

Adjustments	(197,938)
Balance, end of period	$873,355

The Company’s accrual for its risk-pool liability for the six months ended September 30, 2014 was as follows:

Balance, beginning of period	$278,561

Acquired medical liabilities (see Note 3)	128,848

Claims paid:	-

Accrual for net deficit from full risk capitation contracts	361,733
Balance, end of period	$769,142

The Company’s total medical liability at September 30, 2014 and March 31, 2014 was $1,642,497 and $552,561, respectively.

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

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the NNA Term Loan and the Convertible Notes approximates fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

Warrant liability

The fair value of the warrant liability issued in connection with 2014 NNA Financing at September 30, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.5 years, risk free rate of 2.1%, no dividends, volatility of 72.2%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. The fair value of the warrant liability at March 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing.

The fair value of the warrant liability of $487,620 related to 1,000,000 common shares issuable in connection with NNA 8% Convertible Note at issuance date of July 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.7 years, risk free rate of 2.1%, no dividends, volatility of 71.8%, share price of $0.49 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

Holdback liability

The holdback liability (see Note 3) fair value was determined based on the probability adjusted cash consideration, discounted at the Company's cost of debt.

Conversion feature liability

The fair value of the conversion feature liability issued in connection with 2014 NNA Financing 8% Convertible Note at September 30, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.5 years, risk free rate of 1.6%, no dividends, volatility of 55.4%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial NNA Financing 8% Convertible Note conversion price of $1.00 per share.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

September 30, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets:
Money market currency funds	$-	$93,840	$-	$93,840
Mutual funds	-	148,994	-	148,994
Equity securities	273,187	-	-	273,187
	$273,187	$242,834	$-	$516,021

Liabilities:
Warranty liability	$-	$-	$2,750,480	$2,750,480
Holdback consideration	-	-	136,822	136,822
Conversion feature liability	-	-	547,784	547,784
	$-	$-	$3,435,086	$3,435,086

March 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,354,624	$2,354,624

	$-	$-	$2,354,624	$2,354,624

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three and six months ended September 30, 2014:

	Three months	Six months

Balance, beginning of period	$2,521,451	$2,354,624
Warrant liability incurred (Note 7)	487,620	487,620
Change in warrant liability	(121,769)	(91,764)
Holdback consideration	-	136,822
Conversion feature liability incurred (Note 7)	578,155	578,155
Change in conversion feature liability	(30,371)	(30,371)
Balance, end of period	$3,435,086	$3,435,086

The unrealized gain on changes in fair value of warrant and conversion feature liability is included in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Basic and Diluted Earnings per Share

Basic net income (loss) per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, and the treasury stock method for options and warrants.

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Options	-	4,373,687	3,657,216	4,547,125
Warrants	-	1,428,067	1,495,803	1,535,402
9% Convertible Notes	799,523	674,528	748,824	785,714
	799,523	6,476,282	5,901,843	6,868,241

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40). The guidance in this ASU requires disclosure of uncertainties about an entity’s ability to continue as a going concern even if an entity’s liquidation is not imminent. There may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting and this guidance should be followed to determine whether to disclose information about the relevant conditions and events. This guidance is effective for the Company on December 31, 2016 and the adoption of this standard is not expected to have a significant impact on its condensed consolidated financial statements or notes thereto.

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

Reclassifications

Certain reclassifications have been made to the accompanying March 31, 2014 condensed consolidated financial statements to conform them to the September 30, 2014 presentation.

3.  Acquisitions

SCHC

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”) among the Southern California Heart Centers, a Medical Corporation, a medical group that provides professional medical services in Los Angeles County, California (“SCHC”), the shareholders of SCHC (the “Sellers”) and a Company affiliate, SCHC Acquisition, A Medical Corporation (the “Affiliate”), solely owned by Dr. Warren Hosseinion as physician shareholder and the Chief Executive Officer of the Company, the Affiliate acquired all of the outstanding shares of capital stock of SCHC from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $428,391 to pay off and discharge certain indebtedness of SCHC (iii) warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of SCHC that remained outstanding following the closing of the acquisition. Following the acquisition of SCHC, the Affiliate was merged with and into SCHC, with SCHC being the surviving corporation. The indebtedness of SCHC was paid off following the acquisition and did not remain outstanding as of September 30, 2014.

In connection with the acquisition of SCHC, AMM entered into a management services agreement with the Affiliate on July 21, 2014. As a result of the Affiliate’s merger with and into SCHC, SCHC is now the counterparty to this management services agreement and bound by its terms. Pursuant to the management services agreement, AMM will manage all non-medical services for SCHC, will have exclusive authority over all non-medical decision making related to the ongoing business operations of SCHC, and is the primary beneficiary of SCHC, and the financial statements of SCHC will be consolidated as a variable interest entity with those of the Company from July 21, 2014.

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

Cash consideration	$2,428,391
Fair value of warrant consideration	132,000
$2,560,391

The warrants were classified as equity. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following inputs: share price of $0.54 (adjusted for a lack of control discount), exercise price of $1.00, expected term of 4 years, volatility of 54% and a risk free interest rate of 1.35%.

A contingent payment obligation of $1,000,000 was considered a post-combination transaction and therefore it will be recorded as post-combination compensation expense over the term of the arrangement and not as purchase consideration. The compensation expense will be accrued in each reporting period using the total probability weighted payment of $827,000, allocated to each quarter, and between each Seller, pro rata over the term of the arrangement according to the relative weight of the payment milestones. The remaining liability will be re-measured at every reporting period date, with any adjustment reflected prospectively in compensation expense.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three and six months ended September 30, 2014 were approximately $124,000 in each period and are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Under the acquisition method of accounting, the total purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. The preliminary allocation of the total purchase price to the net assets acquired and liabilities assumed and included in the Company’s condensed consolidated balance sheet at September 30, 2014 is as follows:

Cash and cash equivalents	$264,601
Accounts receivable	840,433
Receivable from affiliate	67,714
Prepaid expenses and other current assets	82,430
Property and equipment	584,377
Identifiable intangible assets	1,121,000
Goodwill	161,559
Other assets	66,762
Total assets acquired	3,188,876

Accounts payable and accrued liabilities	134,427
Note payable to financial institution	463,582
Deferred tax liability	30,477
Total liabilities assumed	628,485

Net assets acquired	$2,560,391

The intangible assets acquired consisted of the following:

	Life (yrs)	Additions

Network relationships	5	$910,000
Trade name	5	110,000
Non-compete agreements	3	101,000
		$1,121,000

The network relationships were valued using the multi-period excess earnings method based on projected revenue and earnings over a 5 year period. The trade name was computed using the relief from royalty method, assuming a 1% royalty rate, and the non-compete agreements were valued using a with-and-without method.

See below for the combined SCHC and AKM pro forma results of operations.

AKM

In May 2014, AMM entered into a management services agreement with AKM Acquisition Corp, Inc. (“AKMA”), a newly-formed provider of physician services and an affiliate of the Company owned by Dr. Warren Hosseinion as a physician shareholder, to manage all non-medical services for AKMA. AMM has exclusive authority over all non-medical decision making related to the ongoing business operations of AKMA and is the primary beneficiary; consequently, AMM consolidated the revenue and expenses of AKMA from the date of execution of the management services agreements. On May 30, 2014 (the “Closing Date”) AKMA entered into a stock purchase agreement (the “AKM Purchase Agreement”) with the shareholders of AKM Medical Group, Inc.(“AKM”), a Los Angeles, CA-based independent practice association (“IPA”) .. Immediately following the closing, AKMA merged with and into AKM, with AKM being the surviving entity and assuming the rights and obligations under the management services agreement. Under the AKM Purchase Agreement all of the issued and outstanding shares of capital stock of AKM was acquired for approximately $280,000, of which $140,000 was paid at closing and $136,822 (the “Holdback Liability”) is payable subject to the outcome of incurred but not reported risk-pool claims and other contingent claims that existed at the acquisition date. The acquisition allows the Company to execute on its strategy to provide high-quality, cost-efficient healthcare delivery through integrated services and network offerings.

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

Under the acquisition method of accounting, the total purchase price was allocated to AKM’s net tangible assets based on their estimated fair values as of the closing date. The preliminary allocation of the total purchase price to the net assets acquired and included in the Company’s condensed consolidated balance sheet is as follows:

Cash and cash equivalents	$356,359
Marketable securities	389,094
Accounts receivable	27,217
Prepaid expenses and other assets	26,311
Intangibles	156,000
Goodwill	(216,563)
Accounts payable and accrued liabilities	(40,439)
Medical payables	(421,157)
Net assets acquired	$276,822

Before recognizing a gain from a bargain purchase, the Company is required to reassess its identification of assets acquired and liabilities assumed to validate that all assets and liabilities that the acquirer is able to identify at the acquisition date are properly recognized. The guidance in ASC 805 requires that this additional reassessment be performed to verify that the identification and measurement of all components of the business combination were consistent with the requirements of ASC 805. Accordingly, as the purchase price allocation is preliminary and subject to reassessment, the Company will classify the goodwill bargain purchase as a contra to goodwill until it has completed its review of the procedures used to measure the included amounts, which is expected to be during the quarter ending December 31, 2014.

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

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three and six months ended September 30, 2014 were approximately $0 and $37,000, respectively.

Pro Forma Financial Information

The results of operations for AKM and SCHC are included in the condensed consolidated statements of operations from the acquisition date of each. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for the three and six months ended September 30, 2014 assume both the AKM and SCHC acquisitions had occurred on April 1, 2014, and for the six months ended September 30, 2013 assume the acquisitions had occurred on April 1, 2013:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$11,899,142	$4,477,640	$17,956,326	$9,135,956
Net income (loss)	$1,410,936	$(1,067,658)	$(209,441)	$(3,054,008)
Basic income (loss) per share	$0.03	$(0.02)	$(0.00)	$(0.08)
Diluted income (loss) per share	$0.03	$(0.02)	$(0.00)	$(0.08)

From the applicable closing date to September 30, 2014, revenues and net loss related to AKM and SCHC included the accompanying condensed and consolidated statement of operations were $1,872,529 and $(260,624), respectively.

4. Goodwill and Other Intangible Assets

Goodwill

The following is a summary of goodwill activity for the six months ended September 30, 2014:

Balance, beginning of period	$494,700
Acquisition of AKM	(216,565)
Acquisition of SCHC	161,559
Balance, end of period	$439,694

Other Intangible Assets

Other intangible assets consisted of the following:

	Weighted-average life	Balance at		Balance at
	(Yrs)	March 31, 2014	Additions	September 30, 2014
Intangible assets:
Exclusivity	4.0	$40,000	$-	$40,000
Non-compete	4.0	28,400	120,000	148,400
Payor relationships	5.0	-	94,000	94,000
Network relationships	5.0	-	910,000	910,000
Trade name	5.0	-	153,000	153,000
Totals		68,400	1,277,000	1,345,400

Accumulated amortization		(8,773)	(130,308)	(139,081)
Total other intangibles, net		$59,627	$1,146,692	$1,206,319

The amortization expense for the three and six months ended September 30, 2014 was approximately $125,000 and $130,000, respectively. The amortization expense for the three and six months ended September 30, 2013 was approximately $1,000 in each period.

Future amortization expense is estimated to be as follows for the period from October 1, 2014 to March 31, 2015 and for each for the five years ending March 31 thereafter:

October 1, 2014 to March 31, 2015	$ 255,000
2016	$ 326,000
2017	$ 259,000
2018	$ 192,000
2019	$ 125,000
Thereafter	$ 46,000

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	March 31,
	2014	2014
Accounts payable	$1,456,796	$824,334
Physician share of MSSP ACO savings	1,400,000	-
Accrued compensation	809,772	546,078
Income taxes payable	85,477	4,149
Accrued interest	28,049	19,780
Accrued professional fees	12,550	52,699
	$3,792,645	$1,447,040

6. Notes and Line of Credit Payable

Notes and line of credit payable consist of the following:

	September 30,	March 31,
	2014	2014

Term loan payable to NNA due March 28, 2019, net of debt discount of $1,183,856 (September 30, 2014) and $1,305,435 (March 31, 2014)	$5,553,644	$5,694,565

Unsecured revolving line of credit due to financial institution due June 5, 2015	94,764	94,764
	$5,648,408	$5,789,329

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

Medical Clinic Acquisition Promissory Notes

In connection with the September 1, 2013 acquisition of a Los Angeles, CA medical clinic, ACC issued a non-interest bearing promissory note to the seller, which was due in ten installments of $15,000 per month commencing December 1, 2013.  The Company determined the fair value of the note using an interest rate of 5.45% per annum to discount future cash flows, which was based on Moody’s Baa-rated corporate bonds at the valuation date.  The note was secured by substantially all assets of the clinic.

In connection with the January 6, 2014 acquisition of Fletcher Medical Clinic, ACC issued a non-interest bearing promissory note to the seller, which was due in installments of $15,000 per month for five months commencing April 1, 2014 under a non-interest bearing promissory note. The Company determined the fair value of the note using an interest rate of 5.30% per annum to discount future cash flows, which was based on Moody’s Baa-rated corporate bonds at the valuation date. The note was secured by substantially all assets of the acquired clinic.

In connection with the December 7, 2013 acquisition of Eagle Rock Medical Clinic, ACC issued a non-interest bearing promissory note to the seller, which was due in installments of $10,000 per month for eight months commencing March 1, 2014 under a non-interest bearing promissory. The Company determined the fair value of the note using an interest rate of 5.46 % per annum to discount future cash flows, which was based on based on index of Moody's Baa-rated corporate bonds at of the valuation date. The note was secured by substantially all assets of the acquired clinic.

The medical clinic acquisition promissory notes described above were repaid in connection with the equity and debt financing with NNA of Nevada, Inc. that closed on March 28, 2014 (see 2014 NNA Financing below).

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA of Nevada, Inc., (“the Lender” or “NNA”).  On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 Note to SpaGus Apollo, LLC, and were used to pay or repay certain of the Company’s 10% Notes (see Note 7), to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA Financing.

2014 NNA Financing

On March 28, 2014, the Company entered into certain credit and investment agreements with NNA (the “2014 NNA Financing”) which provided for a $7.0 million secured term loan (“Term Loan”), a $1.0 million secured line of credit (“Revolving Loan”), and a $2.0 million convertible note commitment (“Convertible Note”). In addition, NNA acquired 2,000,000 shares of the Company’s common stock, warrants to acquire the Company’s common stock, and certain registration rights (see Note 9). The Term Loan and Revolving Loan are secured by substantially all assets of the Company, and are guaranteed by the Company’s subsidiaries and certain of its consolidated medical corporations.

The Company determined the fair value of the proceeds of $9.0 million in part based on the following inputs for the warrant liability: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share and a 50% probability of down-round financing. The common stock issuance was recorded at $899,739 (a discount of $1,100,261 to the face amount), the Term Loan was recorded at $5,745,637 (a discount of $1,254,363 to the face amount), and a corresponding warrant liability of $2,354,624 was recorded.

The Term Loan accrues interest at a rate of 8.0% per annum. A portion of the principal amount of the Term Loan is repaid on the last business day of each calendar quarter, which provides for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year. The Term Loan reflected an original issue discount of $1,305,435 associated with the issuance of 3 million warrants to acquire the Company’s common stock (see Note 9) and payment of a fee to NNA of $80,000 of which $51,072 was considered a debt discount, $7,998 was recorded to equity, and $20,930 allocated to warrant liability was immediately recorded as interest expense. The discount will be amortized to interest expense over the expected term of the loan using the effective interest method.

The Revolving Loan will bear interest at the rate of three month LIBOR plus 6.0% per annum. No amounts were borrowed under the Revolving Loan at September 30, 2014. The Term Loan and Revolving Loan mature on March 28, 2019.

The NNA 8% Convertible Note commitment provided for a convertible note commitment of $2,000,000, which, on July 31, 2014, the Company fully exercised (see Note 7).

The Company incurred $235,119 in third party costs related to the 2014 NNA Financing, which were allocated to the related debt and equity instruments based on their relative fair values, of which $150,101 was classified as deferred financing costs which will be deferred and amortized over the life of the loan using the effective interest method.

The 2014 NNA Financing credit agreement and the Convertible Note provide for certain financial covenants which financial covenants the Company was in compliance with as of and for the six-month period ended September 30, 2014.

In addition, the 2014 NNA Financing credit agreement and the Convertible Note include: (1) certain negative covenants that, subject to exceptions, limit the Company’s ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements; and (2) certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the 2014 NNA Financing credit agreement and Convertible Note.

Unsecured revolving line of credit

Included in “Note and line of credit payable” in the accompanying condensed consolidated balance sheet is a $100,000 revolving line of credit with a financial institution of which $94,764 was outstanding at September 30, 2014 and March 31, 2014. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at March 31, 2014 and September30, 2014), interest only is payable monthly, and the line of credit matures June 5, 2015. The line of credit is unsecured.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Interest expense	$143,845	$25,089	$287,998	$56,087
Amortization of loan fees and discount	71,673	35,061	142,924	39,780
	$215,518	$60,151	$430,922	$95,868

7.  Convertible Notes Payable

Convertible notes payable consist of the following:

	September 30,	March 31,
	2014	2014

9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $99,973 (September 30, 2014) and $137,393 (March 31, 2014)	$1,000,398	$962,978
8% Senior Subordinated Convertible Note Payable to NNA due March 28, 2019, net of debt discount of $1,046,811	953,189	-
	$1,953,587	$962,978

10% Senior Subordinated Callable Convertible Notes

On October 16, 2009, the Company issued $1,250,000 of 10% Senior Subordinated Callable Convertible Notes (the “10% Notes”). The 10% Notes were sold through a placement agent in the form of Units. Each Unit comprised one 10% Senior Subordinated Callable Convertible Note with a par value $25,000, and warrants to purchase shares of the Company’s common stock.

On December 20, 2013, the Company redeemed the 10% Notes for cash and/or conversion into shares of the Company’s Common Stock.

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On or about February 21, 2013, the Company entered into a Settlement Agreement and Release (collectively, the “Settlement Agreements”) with each of the holders of 8% Notes (each, an “8% Holder” and, collectively, the “8% Holders”). Under the Settlement Agreements, the Company agreed to redeem for cash and/or convert into shares of the Company’s common stock the 8% Notes of the 8% Holders. In February 2014 the Company redeemed and converted $150,000 in original principal amount plus accrued interest thereon, for total cash payments of approximately $106,000 and issuance of approximately182,000 shares of the Company’s common stock.

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

NNA 8% Convertible Note

The NNA 8% Convertible Note commitment provided for the Company to borrow up to $2,000,000. On July 31, 2014, the Company exercised its option to borrow $2,000,000, received $2,000,000 of proceeds and recorded a debt discount of $1,065,775 related to the fair value of a conversion feature liability and warrant liability discussed below. Borrowings bear interest at the rate of 8.0 % per annum payable semi-annually, and are convertible into shares of the Company’s common stock initially at $1.00 per share. The conversion price will be subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The conversion feature included a non-standard anti-dilution feature that has been bifurcated and recorded as a conversion feature liability at the issuance date of $578,155. The fair value of the conversion feature liability issued in connection with 2014 NNA Financing 8% Convertible Note at July 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.7 years, risk free rate of 1.6%, no dividends, volatility of 54.8%, share price of $0.49 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. In addition the Company was required to issue 1,000,000 warrants to NNA with an exercise price of $1.00 per share. The fair value of the warrant liability of $487,620 related to 1,000,000 common shares issuable in connection with NNA 8% Convertible Note at issuance date of July 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.7 years, risk free rate of 2.1%, no dividends, volatility of 71.8%, share price of $0.49 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

Interest expense associated with the convertible notes payable consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Interest expense	$52,856	$111,387	$77,881	$185,619
Amortization of loan fees and discount	60,884	29,025	97,322	80,766
	$113,740	$140,411	$175,203	$266,384

8. Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Significant management judgment is required in determining the Company’s provision for income taxes and the recoverability of the Company’s deferred tax assets. Such determination is based primarily on the Company’s historical taxable income, with some consideration given to the Company’s estimates of future taxable income by jurisdictions in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2014 and March 31, 2014. The Company is subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions.

ASC No. 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. The Company and its subsidiaries are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2010 and later. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 and later. The Company does not anticipate any material unrecognized tax benefits within the next twelve months.

9. Stockholders’ Equity

Common Stock Placement

On March 28, 2014, the Company entered into an equity and debt investment for up to $12.0 million with NNA. As part of the investment, the Company entered into an Investment Agreement with NNA, dated March 28, 2014 (the “Investment Agreement”), pursuant to which the Company sold NNA 2,000,000 shares of the Company’s common stock (the “Purchased Shares”) at a purchase price of $1.00 per share. In addition with the issuance of common shares, the Company issued to NNA 1,000,000 warrants to purchase the Company’s common stock for $1.00 per share. The Company used the Monte Carlo Method to value the warrants, which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share and a 50% probability of down-round financing. The Company determined that the fair value of the shares issued was approximately $900,000, or approximately $0.45 per share. The Company also entered into a registration rights agreement (“RRA”) with NNA which requires the Company to file a registration statement to register its shares with the Securities and Exchange Commission no later than March 28, 2015. The RRA requires the Company to use commercially reasonable efforts to cause the RRA to be declared effective by the SEC. If the Initial Registration Statement is not filed with the SEC on or prior to the filing deadline the Company must pay to NNA an amount in Common Stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 12,000,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of September 30, 2014, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of September 30, 2014 there were approximately 1,900,000 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows for the six months ended September 30, 2014:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares, beginning of period	907,407	1.3	$-	$0.41
Granted	-	-	-	-
Vested / lapsed	(611,111)	-	-	-
Forfeited	-	-	-	-
Unvested or unlapsed shares, end of period	296,296	1.1	$0.06	$0.41

Options

In July 2014, the Company issued 565,000 options to acquire the Company’s common stock to certain employees and consultants. The Company determined that the weighted average fair value of the options of $0.24 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.63%, no dividends, volatility of 63.7%, share price of $0.54 per share.

Stock option activity for the six months ended September 30, 2014 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, beginning of period	6,287,000	$0.20	8.7	$0.11
Granted	565,000	1.00	-	-
Cancelled	(100,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, end of period	6,752,000	$0.22	8.2	$0.24
Vested and exercisable, end of period	6,145,889	$0.21	7.5	$0.26

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

The following table summarizes the restricted stock award in the ACO Plan during the six months ended September 30, 2014:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, beginning of period	3,752,000	0.8	$0.02	$0.03
Granted	112,000	-	-	0.78
Released	(183,996)	-	-	-
Balance, end of period	3,680,004	0.6	$0.73	$0.05
Vested and exercisable, end of period	2,461,694

Awards of restricted stock under the Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of September 30, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

Common stock options	$198,195
Restricted stock	$139,400
ACO Plan restricted stock	$57,179

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense:
Cost of services	$(17,822)	$86,630	$10,921	$575,509
General and administrative	874,341	482,078	964,737	1,545,503
	$856,519	$568,708	$975,658	$2,121,012

Warrants

Warrants consisted of the following for the six months ended September 30, 2014:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	warrants
Outstanding, beginning of period	$0.02	7,145,000
Granted	-	2,000,000
Exercised	-	-
Cancelled	-	-
Outstanding, end of period	$-	9,145,000

		Weighted
		average		Weighted
Exercise Price Per	Warrants	remaining	Warrants	average
Share	outstanding	contractual life	exercisable	exercise price per share
$0.11485	1,250,000	1.8	1,250,000	$0.1149

$0.11485	250,000	1.8	250,000	$0.1149

$0.45000	500,000	1.8	500,000	$0.4500

$0.50000	100,000	3.1	100,000	$0.5000

$0.45000	825,000	3.3	825,000	$0.4500

$0.40000	220,000	3.3	220,000	$0.4000

$1.00000	2,000,000	6.5	2,000,000	$1.0000

$2.00000	2,000,000	6.5	2,000,000	$1.0000

$1.00000	1,000,000	6.5	1,000,000	$1.0000

$1.00000	1,000,000	3.8	1,000,000	$1.0000
	9,145,000	4.8	9,145,000	0.9700

In connection with the 2014 NNA Financing, NNA received warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and up to 2,000,000 shares at an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to March 28, 2021. The warrants also contained down-round protection under which the exercise price of the warrants is subject to adjustment in the event the Company issues future common shares at a price below $0.90 per share. The Company determined that the warrants should be classified as liabilities under ASC 815-40, which requires the Company to determine the fair value of the warrants at the transaction date and at each subsequent reporting date (see Notes 2 and 6). Following the funding of the Convertible Note on July 30, 2014, additional warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share that had been issued in connection with the 2014 NNA Financing became exercisable (see Note 6).

Authorized stock

At September 30, 2014 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at September 30, 2014:

Common stock issued and outstanding	49,134,549
Conversion of 9% Notes	2,750,000
Conversion of 8% Notes	2,000,000
Warrants outstanding	9,145,000
Stock options outstanding	6,752,000
Remaining shares issuable under 2013 Equity Incentive Plan	1,900,000
71,681,549

10. Commitments and Contingencies

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

Legal

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with the Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, Maverick Medical Group, Inc. and ApolloMed Hospitalists, a Medical Corporation, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

On August 28, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., filed a similar lawsuit against Warren Hosseinion, the Chief Executive Officer of the Company. Dr. Hosseinion is defending the action and is currently being indemnified by the Company subject to the terms of an indemnification agreement and the Company’s charter. On September 9, 2014, Dr. Hosseinion filed a motion requesting the Court to stay the court proceeding and, pursuant to existing arbitration agreements, order the parties to arbitrate the dispute as part of the pending arbitration proceedings before JAMS (as discussed above). On October 29, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. Plaintiffs have informed the Company that Plaintiffs will be serving Dr. Hosseinion with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angeles. Dr. Hosseinion and the Company will seek to consolidate the proceedings against Dr. Hosseinion with the existing proceedings against the Company and its affiliates. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration.

In the ordinary course of the Company’s business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated hospitalists. The Company may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. The Company believes, based upon the Company’s review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows in a future period

Liability Insurance

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

11. Subsequent Events

Lease Agreement

The Company had a lease with EOP-700 North Brand, L.L.C., a Delaware limited liability company (“Landlord”),

for 3,111 rentable square feet at 700 North Brand Boulevard, Suite No. 220, Glendale, California that commenced on December 16, 2011, and was set to expire on January 14, 2014. The lease was amended by a Commencement

Letter dated February 6, 2012 and First Amendment dated November 8, 2012.

On October 14, 2014, the lease was amended by a Second Amendment. The Second Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises will be improved with an allowance of up to $659,360, provided by the Landlord, for construction and installation of equipment for the New Premises. Before the improved New Premises are available, the Company shall also use Suite No. 240 on a temporary basis. The Second Amendment also extends the term of the lease to be for approximately six years after the Company begins operations in the New Premises and increases the Company’s initial security deposit. The Second Amendment sets the New Premises base rent at $37,913.20 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957.33 per month. However, the base rent will be abated by up to $228,049.27 subject to other terms of the lease.

Termination of a Material Definitive Agreement

On October 23, 2014, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Raouf Khalil (“Khalil”). Effective October 23, 2014, the Settlement Agreement terminates the Company’s obligations with respect to Khalil under that certain Stock Purchase Agreement, dated as of February 15, 2011 (the “Purchase Agreement”), among the Company, Aligned Healthcare Group, LLC (“Aligned LLC”), Aligned Healthcare Group – California, Inc. (“Aligned Corp.”), Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC (collectively, the “Aligned Affiliates”), as amended by that certain First Amendment to Stock Purchase Agreement, dated as of July 8, 2011, among the Company, Aligned LLC, Aligned Corp., Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC.

Under the Settlement Agreement, the Company has reconveyed to Khalil all of the shares of Aligned Healthcare, Inc. (“AHI”) common stock that the Company acquired from Khalil under the Purchase Agreement. In addition, in consideration of a $10,000 cash payment, Khalil has reconveyed to the Company 500,000 shares of the Company’s common stock, constituting all of the shares that were issued to him under the Purchase Agreement. Following these reconveyances, the Company no longer owns any of the outstanding shares of AHI’s capital stock, and neither Khalil nor any of the other Aligned Affiliates own any shares of the Company’s capital stock.

The Settlement Agreement was entered into by the parties to settle and resolve any claims, differences or disagreements that may exist between the Company and Khalil, and the Settlement Agreement provides for a mutual general release of all claims between the Company and Khalil.

Purchase Agreement

On October 27, 2014, Apollo Medical Management, Inc., a Delaware corporation (“AMM”), an affiliate of the Company made an initial capital contribution of $613,889 (the “Initial Contribution”) to Apollo Palliative Services LLC, a California limited liability company (the “APS”) in exchange for 51% of the membership interests of APS. APS used the Initial Contribution, in conjunction with funds provided by other investors in APS, to finance the closing payments described immediately below. In connection with this arrangement, the Company entered into a consulting agreement with one of the members. The term of this agreement is 6 years, and provides for the member to received $15,000 in cash per month, and be eligible to receive stock-based awards under the Company’s 2013 Equity Incentive Plan as determined by the Company’s Board of Directors

Immediately prior to closing the transactions described below, and as condition precedent to APS closing the transactions, the selling equity owners in each transaction described below contributed specific equity interests to APS in return for interests in APS pursuant to contributions agreements.

Subject to the terms and conditions of that certain Membership Interest Purchase Agreement (the “BCHC Agreement”), dated October 27, 2014, by and among APS, the Company, the sole members of Best Choice Hospice Care, LLC, a California limited liability company (“BCHC”), and BCHC, APS agreed to purchase all of the remaining membership interests in BCHC for $900,000 in cash, subject to reduction if BCHC’s working capital was less than $145,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $400,000 (the “BCHC Contingent Payment”) to one seller and one employee of BCHC. The BCHC Contingent Payment will be paid in two installments of $100,000 to each of the seller and the employee within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s and the employee’s employment, as applicable, continuing or having been terminated without cause and, for the employee, meeting certain productivity targets. The Company absolutely, unconditionally and irrevocably guaranteed payment of the BCHC Contingent Payment if APS fails to make any payment.

Subject to the terms and conditions of that certain Stock Purchase Agreement (the “HCHHA Agreement”), dated October 27, 2014, by and among APS, the sole shareholder of Holistic Care Home Health Agency, Inc., a California corporation (“HCHHA”), and HCHHA, APS agreed to purchase all of the remaining shares of HCHHA for $300,000 in cash, subject to reduction if HCHHA’s working capital was less than $50,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $150,000 (the “HCHHA Contingent Payment”). The HCHHA Contingent Payment will be paid in two installments of $75,000 to the seller within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s employment continuing or having been terminated without cause and meeting certain productivity targets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the former year ended January 31, 2014, filed with the Securities and Exchange Commission (SEC) on May 8, 2014.

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “Apollo,” “we,” “us” and “our” refer to Apollo Medical Holdings, Inc., a Delaware corporation, and its subsidiaries and affiliated medical groups.  Our affiliated professional organizations are separate legal entities that provide physician services in California and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. Also, unless otherwise expressly stated or the context otherwise requires, “our affiliated hospitalists” refer to physicians employed or contracted by either our subsidiaries or our affiliated professional organizations. References to “practices” or “practice groups” refer to our subsidiary-management company and the affiliated professional organizations of Apollo that provide medical services, unless otherwise expressly stated or the context otherwise requires.

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

Overview

ApolloMed is a patient-centered, physician-centric, integrated healthcare delivery system nearly 15 years of experience providing coordinated, outcomes-based medical care in a cost-effective manner. ApolloMed’s businesses operate primarily under risk and value-based contracts with health plans, independent practice associations (“IPAs”), hospitals and the Centers for Medicare and Medicaid Services’ (“CMS”) Medicare Shared Savings Program and serve Medicare, Medicaid, HMO and uninsured patients in California, Mississippi and Ohio. ApolloMed provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. All of these constituents can benefit from better coordinated care and population health management. As an efficient operator of integrated healthcare delivery networks, ApolloMed is favorably positioned to benefit from current industry trends.

The predecessor business to ApolloMed was a hospitalist company incorporated in California in June 2001,

and which began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. The Company was initially organized around the admission and care of patients at inpatient facilities such as hospitals. ApolloMed has successfully grown its inpatient strategy in a competitive market by providing high-quality care and innovative solutions for our hospital and managed care clients by focusing. ApolloMed focuses on improving the inefficiencies associated with inpatient care, reducing readmissions and improving outcomes through better care coordination. As of November 1, 2014, ApolloMed provided inpatient services at over 28 hospitals and long-term acute care facilities in Los Angeles and Central California where it has contracted with over 50 hospitals, IPAs and health plans to provide a range of inpatient services including hospitalist, intensivist, physician advisor and consulting services.

In 2011, the Company formed an Accountable Care Organization (“ACO”), ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”), to participate in the Centers for Medicare and Medicaid Services’ (“CMS”) Medicare Shared Savings Program (“MSSP”). The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of medical services for Medicare Fee-For-Service (“FFS”) patients. ApolloMed ACO was approved by CMS to participate in the MSSP in July, 2012 and started with 130 physicians and 9000 beneficiaries. As of November 1, 2014, our ACO had over 700 physicians and nearly 30,000 Medicare FFS beneficiaries. ApolloMed ACO leverages the inpatient and outpatient medical management capabilities of ApolloMed’s core company.

In 2013, ApolloMed formed Maverick Medical Group, Inc. (“MMG”), a risk-bearing entity that participates in the Medicare Advantage, HMO-Medicaid, Commercial and Dual-Eligible segments. Many health plans subcontract a significant portion of the responsibility for managing patient care to integrated healthcare systems such as ApolloMed. These integrated healthcare systems, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. Maverick Medical Group is responsible for paying the provider component of fees (which includes Primary Care Physicians and Specialists). For certain health plans, Maverick also has risk-sharing agreements with hospitals that entitle us to receive a percentage of the institutional savings. Under these agreements, Maverick also agrees to be responsible should the institutional expenses exceed the institutional capitation revenue. As of November 1, 2014, Maverick had nearly 1000 Medicare Advantage and dual-eligible enrollees and nearly 7000 Commercial and Medicaid HMO patients. In 2014, ApolloMed acquired AKM Medical Group, a Los Angeles-based IPA founded in 1990 that is a similar business to MMG, and serves over 2000 patients

In 2014, ApolloMed launched ApolloMed Care Clinics, which currently consist of acquired primary care and specialty clinics. ApolloMed’s clinics focus on the coordinated, efficient delivery of ambulatory treatment and ancillary services, with an increasing emphasis on preventive care and management of chronic conditions.

ApolloMed’s clinics have served their communities for a combined total of over 30 years and handle over 20,000 patient visits per year.

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

On October 27, 2014, ApolloMed completed the acquisitions of Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc., and launched Apollo Palliative Care Services, which will be a provider of hospice, palliative and home health services for each company’s own patients as well as other customers.

As of November 1, 2014, the ApolloMed physician network consists of over 900 hospitalists, primary care physicians and specialist physicians through our owned and affiliated physician groups.

Recent Developments

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”) among the Southern California Heart Centers, a Medical Corporation, a medical group that provides professional medical services in Los Angeles County, California (“SCHC”), the shareholders of SCHC (the “Sellers”) and a Company affiliate, SCHC Acquisition, A Medical Corporation (the “Affiliate”), solely owned by Dr. Warren Hosseinion, a physician and the Chief Executive Officer of the Company, the Affiliate acquired all of the outstanding shares of capital stock of a SCHC from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $362,646 to pay off and discharge certain indebtedness of SCHC (iii) warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of SCHC that remained outstanding following the closing of the acquisition. Following the acquisition of SCHC, the Affiliate was merged with and into SCHC, with SCHC being the surviving corporation.

In connection with the acquisition of SCHC, AMM entered into a management services agreement with the Affiliate on July 21, 2014. As a result of the Affiliate’s merger with and into SCHC, SCHC is now the counterparty to this management services agreement and bound by its terms. Pursuant to the management services agreement, AMM will manage all non-medical services for SCHC and will have exclusive authority over all non-medical decision making related to the ongoing business operations of SCHC, and is the primary beneficiary of SCHC, and the financial statements of SCHC will be consolidated as a variable interest entity with those of the Company from the date of the management services agreement.

On July 31, 2014, the Company received proceeds of $2,000,000 from the NNA 8.0% convertible note. In connection with this drawdown, the Company was required to issue 1,000,000 warrants to NNA with an exercise price of $1.00 per share.

On October 14, 2014, the Company’s lease with EOP-700 North Brand, L.L.C., a Delaware limited liability company (“Landlord”) was amended by a Second Amendment. The Second Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises will be improved with an allowance of up to $659,360, provided by the Landlord, for construction and installation of equipment for the New Premises. Before the improved New Premises are available, the Company shall also use Suite No. 240 on a temporary basis. The Second Amendment also extends the term of the lease to be for approximately six years after the Company begins operations in the New Premises and increases the Company’s initial security deposit. The Second Amendment sets the New Premises base rent at $37,913.20 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957.33 per month. However, the base rent will be abated by up to $228,049.27 subject to other terms of the lease.

On October 23, 2014, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Raouf Khalil (“Khalil”). Effective October 23, 2014, the Settlement Agreement terminates the Company’s obligations with respect to Khalil under that certain Stock Purchase Agreement, dated as of February 15, 2011 (the “Purchase Agreement”), among the Company, Aligned Healthcare Group, LLC (“Aligned LLC”), Aligned Healthcare Group – California, Inc. (“Aligned Corp.”), Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC (collectively, the “Aligned Affiliates”), as amended by that certain First Amendment to Stock Purchase Agreement, dated as of July 8, 2011, among the Company, Aligned LLC, Aligned Corp., Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC.

Under the Settlement Agreement, the Company has reconveyed to Khalil all of the shares of Aligned Healthcare, Inc. (“AHI”) common stock that the Company acquired from Khalil under the Purchase Agreement. In addition, in consideration of a $10,000 cash payment, Khalil has reconveyed to the Company 500,000 shares of the Company’s common stock, constituting all of the shares that were issued to him under the Purchase Agreement. Following these reconveyances, the Company no longer owns any of the outstanding shares of AHI’s capital stock, and neither Khalil nor any of the other Aligned Affiliates own any shares of the Company’s capital stock.

The Settlement Agreement was entered into by the parties to settle and resolve any claims, differences or disagreements that may exist between the Company and Khalil, and the Settlement Agreement provides for a mutual general release of all claims between the Company and Khalil.

On October 27, 2014, Apollo Medical Management, Inc., a Delaware corporation (“AMM”), an affiliate of the Company made an initial capital contribution of $613,889 (the “Initial Contribution”) to Apollo Palliative Services LLC, a California limited liability company (the “APS”) in exchange for 51% of the membership interests of APS. APS used the Initial Contribution, in conjunction with funds provided by other investors in APS, to finance the closing payments described immediately below. In connection with this arrangement, the Company entered into a consulting agreement with one of the members. The term of this agreement is 6 years, and provides for the member to received $15,000 in cash per month, and be eligible to receive stock-based awards under the Company’s 2013 Equity Incentive Plan as determined by the Company’s Board of Directors.

Immediately prior to closing the transactions described below, and as condition precedent to APS closing the transactions, the selling equity owners in each transaction contributed specific equity interests to APS in return for interests in APS pursuant to contributions agreements.

Subject to the terms and conditions of that certain Membership Interest Purchase Agreement (the “BCHC Agreement”), dated October 27, 2014, by and among APS, the Company, the sole members of Best Choice Hospice Care, LLC, a California limited liability company (“BCHC”), and BCHC, APS agreed to purchase all of the remaining membership interests in BCHC for $900,000 in cash, subject to reduction if BCHC’s working capital was less than $145,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $400,000 (the “BCHC Contingent Payment”) to one seller and one employee of BCHC. The BCHC Contingent Payment will be paid in two installments of $100,000 to each of the seller and the employee within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s and the employee’s employment, as applicable, continuing or having been terminated without cause and, for the employee, meeting certain productivity targets. The Company absolutely, unconditionally and irrevocably guaranteed payment of the BCHC Contingent Payment if APS fails to make any payment.

Subject to the terms and conditions of that certain Stock Purchase Agreement (the “HCHHA Agreement”), dated October 27, 2014, by and among APS, the sole shareholder of Holistic Care Home Health Agency, Inc., a California corporation (“HCHHA”), and HCHHA, APS agreed to purchase all of the remaining shares of HCHHA for $300,000 in cash, subject to reduction if HCHHA’s working capital was less than $50,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $150,000 (the “HCHHA Contingent Payment”). The HCHHA Contingent Payment will be paid in two installments of $75,000 to the seller within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s employment continuing or having been terminated without cause and meeting certain productivity targets.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The Company’s results of operations were as follows for the three months ended September 30:

	2014	2013	Change	Percentage change
Net revenues	$11,665,294	$2,521,421	$9,143,873	362.6%

Costs and expenses:
Cost of services	6,161,645	2,257,945	3,903,700	172.9%
General and administrative	3,451,907	1,043,565	2,408,342	230.8%
Depreciation	193,281	6,528	186,753	2860.8%
Total costs and expenses	9,806,833	3,308,038	6,498,795	196.5%

Income (loss) from operations	1,858,461	(786,617)	$2,645,078	-336.3%

The following table sets forth consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively, stated as a percentage of net revenues:

	% of Net Revenues
	2014	2013

Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	52.8%	89.6%
General and administrative	29.6%	41.4%
Depreciation	1.7%	0.3%
Total costs and expenses	84.1%	131.2%

Income (loss) from operations	15.9%	-31.2%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$214,153	Increase in hospitalist revenue, primarily due to expansion of Medicare reimbursement guidelines under the Affordable Care Act
$1,693,127	Acquisition of AKM and SCHC
$1,615,210	Increase in MMG revenues due to higher patient lives
$5,382,617	ACO shared savings revenue
$238,766	Increase in clinic revenues due to ACC acquisitions

Cost of services are comprised primarily of physician compensation and related expenses. The increase (decrease) was attributable to:

$1,156,404	Acquisition of AKM and SCHC
$1,479,854	Increase in MMG claim costs due to higher patient lives
$299,327	Increase in ACC clinic costs due to acquisitions in October 2013
$1,400,000	Participating physician share of ACO savings revenue
$(84,801)	Decrease in physician related costs attributable to fewer hospitalist contracts.
$(347,085)	Decrease in physician stock-based compensation

Cost of services as percentage of net revenues decreased principally due to the lower cost of ACO shared savings revenue (of approximately 26.0%).

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The increase (decrease) in general and administrative expenses was attributable to:

$836,149	Increase in stock-based compensation, primarily related to higher valuation of ACO shares awarded to ACO physicians
$705,213	Increase in legal and professional fees related to Lakeside litigation and to support corporate initiatives.
$347,253	Increase in personnel, services and related expenses related to the ACO initiative.
$214,269	Increase in administrative personnel and facilities costs to support growth in the business
$515,229	Acquisition of AKM and SCHC
$(209,772)	Decrease in other administrative costs

	2014	2013	Change

Depreciation and amortization expense	$193,281	$6,528	$186,753

Depreciation and amortization increased due to the acquisition of AKM and SCHC which added additional depreciation expense of approximately $61,000 and additional amortization expense of $121,000 related to the intangible assets acquired during the current fiscal year (See Note 3 – Acquisitions in the Condensed Consolidated Financial Statements).

Income from operations increased $2,645,000 due to increased net revenues as discussed above, partially offset by higher costs including higher cost of medical services in ACC and MMG, and an increase in stock-based compensation and legal and professional fees.

	2014	2013	Change
Interest expense	$329,258	$200,562	$128,696

Interest expense increased in 2014 primarily due to higher interest expense due to an increase in borrowings primarily related to the 2014 NNA financing.

	2014	2013	Change

Gain on change in fair value of warrant and conversion liabilities	$152,140	$-	$152,140

Gain on change in fair value of warrant and conversion liabilities resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liabilities, which considers among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note.

	2014	2013	Change
Net income (loss)	$1,376,310	$(980,738)	$2,357,048

Net income attributable to Apollo Medical Holdings, Inc. increased primarily due to ACO shared savings revenue partially offset by higher cost of medical services in ACC and MMG and an increase in legal and professional fees and stock-based compensation.

Six months ended September 30, 2014 compared to six months ended September 30, 2013

The Company’s results of operations were as follows for the six months ended September 30:

	2014	2013	Change	Percentage change
Net revenues	$15,759,780	$5,136,115	$10,623,665	206.8%

Costs and expenses:
Cost of services	9,421,484	4,715,875	4,705,609	99.8%
General and administrative	5,461,239	2,965,395	2,495,844	84.2%
Depreciation	205,180	12,883	192,297	1492.6%
Total costs and expenses	15,087,903	7,694,153	7,393,750	96.1%

Income (loss) from operations	671,877	(2,558,038)	$3,229,915	-126.3%

The following table sets forth consolidated statements of operations for the six months ended September 30 stated as a percentage of net revenues:

	% of Net Revenues
	2014	2013

Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	59.8%	91.8%
General and administrative	34.7%	57.7%
Depreciation	1.3%	0.3%
Total costs and expenses	95.7%	149.8%

Income (loss) from operations	4.3%	-49.8%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$1,872,529	Acquisition of AKM and SCHC
$2,852,293	Increase in MMG services due to increase in patient lives.
$5,382,617	ACO shared savings revenue
$500,378	Increase in clinic revenues due to ACC acquisitions
$15,848	Other increase - net

Cost of services are comprised primarily of physician compensation and related expenses. The increase (decrease) was attributable to:

$1,302,624	Acquisition of AKM and SCHC
$2,463,383	Increase in MMG claim costs due to higher patient lives
$617,117	Increase in ACC clinic costs due to acquisitions in October 2013
$1,400,000	Participating physician share of ACO savings revenue
$(282,015)	Decrease in physician related costs attributable to fewer hospitalist contracts.
$(795,500)	Decrease in physician stock-based compensation

Cost of services as percentage of net revenues decreased principally due to the lower cost of ACO shared savings revenue (of approximately 26.0%).

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The increase (decrease) in general and administrative expenses was attributable to:

$(107,905)	Decrease in stock-based compensation to employees, partially offset by higher valuation of ACO shares to ACO physicians
$1,373,624	Increase in legal and professional fees related to Lakeside litigation and to support corporate initiatives.
$193,947	Increase in personnel, services and related expenses related to the ACO initiative.
$522,674	Increase in administrative personnel and facilities costs to support growth in the business
$548,946	Acquisition of AKM and SCHC
$(35,443)	Decrease in other administrative costs

	2014	2013	Change

Depreciation and amortization expense	$205,180	$12,883	$192,297

Depreciation and amortization increased due to the acquisition of AKM and SCHC which added additional depreciation expense of approximately $61,000 and additional amortization expense of $121,000 related to the intangible assets acquired during the current fiscal year (See Note 3 – Acquisitions in the Condensed Consolidated Financial Statements).

Income from operations increased $3,230,000 due to increased ACO shared savings revenue as discussed above partially offset by higher costs such the higher cost of medical services in ACC and MMG, and an increase in legal and professional fees.

	2014	2013	Change
Interest expense	$606,125	$362,252	$243,873

Interest expense increased in 2014 primarily due to higher interest expense due to an increase in borrowings primarily related to the 2014 NNA financing.

	2014	2013	Change

Gain on change in fair value of warrant and conversion liabilities	$122,135	$-	$122,135

 Gain on change in fair value of warrant and conversion liabilities resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liabilities, which considers among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note.

	2014	2013	Change
Net income (loss)	$(301,431)	$(2,913,600)	$2,612,169

Net income attributable to Apollo Medical Holdings, Inc. decreased primarily due to ACO shared savings revenue partially offset by higher cost of medical services in ACC and MMG and an increase in legal and professional fees and stock-based compensation.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash equivalents and marketable securities of $4.0 million compared to cash and cash equivalents of $6.8 million at March 31, 2014. At September 30, 2014 the Company had borrowings totaling $7.6 million compared to borrowings at March 31, 2014 of $6.7 million.

The Company incurred the following net operating income and cash used in operating activities for the six months ended September 30, 2014:

Income from operations	$671,877
Cash used in operating activities	$2,122,257

The Company’s accumulated deficit and stockholders’ equity at September 30, 2014 was as follows:

Accumulated deficit	$16,649,019
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	$375,773

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities which have provided funds for near-term operations and growth. On March 28, 2014, the Company entered into an equity and debt arrangement with NNA to provide $12,000,000 in funding, which included $2,000,000 investment in Company common stock, $8,000,000 in term and revolving loans, and a $2,000,000 convertible note commitment which was drawn by the Company on July 31, 2014. The Company used approximately $2,000,000 in cash to finance the acquisitions of AKM and SCHC during the six months ended September 30, 2014. The Company believes its current cash balances, coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future. If the need for financing arises, the Company cannot assure that it will be available on acceptable terms, or at all.

Six months ended September 30, 2014

For the six months ended September 30, 2014, cash used in operating activities was $2,122,257. This was the result of income from operations of $671,877 and by cash provided by non-cash expenses of $1,358,263 offset by the change in working capital of $3,508,904. Non-cash expenses primarily include depreciation expense, issuance stock-based compensation expense, amortization of financing costs, and accretion of debt discount.

Cash provided by working capital was due to:

Increase in Accounts payable and accrued liabilities	$2,170,739
Increase in due from affiliates	$42,378
Increase in medical liabilities	$668,779

Cash used by working capital was due to:

Increase in Accounts receivable, net	$(993,669)
Increase in other receivable	$(5,382,617)
Increase in prepaid expenses and advances	$(14,167)
Increase in Other assets	$(347)

For the six months ended September 30, 2014, cash used in investing activities was $1,963,014 related to the acquisition of AKM and SCHC aggregating $1,947,431( net of cash and cash equivalents acquired of $620,960); and investment in office and technology equipment.

For the six months ended September 30, 2014, net cash provided by financing activities was $1,203,918 primarily as the result of the issuance of convertible notes payable of $2,000,000 and the contributions by a non-controlling interest of $550,000 offset by principal payments on the term loan of $726,000, debt issuance costs of $20,000 and distributions of $600,000 to a non-controlling interest shareholder.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40). The guidance in this ASU requires disclosure of uncertainties about an entity’s ability to continue as a going concern even if an entity’s liquidation is not imminent. There may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting and this guidance should be followed to determine whether to disclose information about the relevant conditions and events. This guidance is effective for the Company on December 31, 2016 and the adoption of this standard will not have a significant impact on its condensed consolidated financial statements or notes thereto.

Off Balance Sheet Arrangements

As of September 30, 2014, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

Based on the foregoing material weaknesses, we have determined that, as of September 30, 2014, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with the Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, Maverick Medical Group, Inc. and ApolloMed Hospitalists, a Medical Corporation, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

On August 28, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., filed a similar lawsuit against Warren Hosseinion, the Chief Executive Officer of the Company. Dr. Hosseinion is defending the action and is currently being indemnified by the Company subject to the terms of an indemnification agreement and the Company’s charter. On September 9, 2014, Dr. Hosseinion filed a motion requesting the Court to stay the court proceeding and, pursuant to existing arbitration agreements, order the parties to arbitrate the dispute as part of the pending arbitration proceedings before JAMS (as discussed above). On October 29, 2014, the Plaintiffs files a request for dismissal without prejudice of the action. Plaintiffs have informed the Company that Plaintiffs will be serving Dr. Hosseinion with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angles. Dr. Hosseinion and the Company will seek to consolidate the proceedings against Dr. Hosseinion with the existing proceedings against the Company and its affiliates. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration.

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

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2014, the Company issued warrants to the shareholders of SCHC to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share in connection with the Company’s affiliate’s acquisition of SCHC in July 2014. The Company issued the warrants as part of the consideration paid to selling shareholders of SCHC as disclosed above and used the proceeds from the unregistered sale in connection with consummation of the transaction. The warrants issuance was effected pursuant to Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company had a lease with EOP-700 North Brand, L.L.C., a Delaware limited liability company (“Landlord”), for 3,111 rentable square feet at 700 North Brand Boulevard, Suite No. 220, Glendale, California that commenced on December 16, 2011, and was set to expire on January 14, 2014. The lease was amended by a Commencement Letter dated February 6, 2012 and First Amendment dated November 8, 2012.

On October 14, 2014, the lease was amended by a Second Amendment. The Second Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises will be improved with an allowance of up to $659,360, provided by the Landlord, for construction and installation of equipment for the New Premises. Before the improved New Premises are available, the Company shall also use Suite No. 240 on a temporary basis. The Second Amendment also extends the term of the lease to be for approximately six years after the Company begins operations in the New Premises and increases the Company’s initial security deposit. The Second Amendment sets the New Premises base rent at $37,913.20 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957.33 per month. However, the base rent will be abated by up to $228,049.27 subject to other terms of the lease.

The description of the lease and the Second Amendment is qualified in its entirety by the Second Amendment, which is attached hereto as Exhibit 10.5.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of Southern California Heart Centers, A Medical Corporation and Southern California Heart Centers, A Medical Corporation (filed as an exhibit to Quarterly Report on Form 10-Q on August 14, 2014, and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as an exhibit to Registration Statement on Form 10-SB filed on April 19, 1999, and incorporated herein by reference).

3.2	Certificate of Ownership (filed as an exhibit to Current Report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as an exhibit to Form 10-Q filed on September 14, 2011, and incorporated herein by reference).

4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock (filed as an exhibit on Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).

4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)

4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit on Form 10-Q on December 17, 2012 and incorporated herein by reference)

4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013 and incorporated herein by reference)

4.5	Form of Investor Warrant for purchase of 37,500 shares of common stock, dated January 31, 2013 (filed as an exhibit on Annual Report on Form 10-K on May 1, 2013, and incorporated herein by reference)

4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.7	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.8	Common Stock Purchase Warrant to purchase 2,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.9	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

10.1

Contribution Agreement, dated as of October 27, 2014, by and between Dr. Sandeep Kapoor, M.D, Marine Metspakyan and Apollo Palliative Services LLC (filed as an exhibit on Form 8-K on October 27, 2014, and incorporated herein by reference).

10.2

Contribution Agreement, dated as of October 27, 2014, by and between Rob Mikitarian and Apollo Palliative Services LLC (filed as an exhibit on Form 8-K on October 27, 2014, and incorporated herein by reference).

10.3	Membership Interest Purchase Agreement, entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Apollo Medical Holdings, Inc., Dr. Sandeep Kapoor, M.D., Marine Metspakyan and Best Choice Hospice Care, LLC (filed as an exhibit on Form 8-K on October 27, 2014, and incorporated herein by reference).

10.4	Stock Purchase Agreement entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Rob Mikitarian and Holistic Care Home Health Agency, Inc. (filed as an exhibit on Form 8-K on October 27, 2014, and incorporated herein by reference).

10.5+	Lease Agreement dated October 14, 2014 by and among Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC.

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 14, 2014	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: November 14, 2014	By:	/s/ Mitchell R. Creem
Mitchell R. Creem
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

