Form 10-Q
period 2014-12-31
Apollo Medical Holdings, Inc.
filed 2015-02-23
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 13, 2015, there were 48,634,549 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
	December 31,	March 31,
	2014	2014
CURRENT ASSETS
Cash and cash equivalents	$6,951,763	$6,831,478
Restricted cash	40,000	20,000
Accounts receivable, net	3,506,674	1,508,461
Other receivables	12,431	-
Due from affiliates	11,457	24,041
Prepaid expenses	135,983	42,200
Total current assets	10,658,308	8,426,180

Deferred financing costs, net	294,326	366,286
Property and equipment, net	560,938	94,948
Intangible assets, net	1,911,832	59,627
Goodwill	1,386,480	494,700
Other assets	211,088	41,636
TOTAL ASSETS	$15,022,972	$9,483,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,562,008	$1,447,040
Medical liabilities	1,805,554	552,561
Note and line of credit payable, net of discount, current portion	1,584,764	444,764
Holdback consideration	376,236	-
Total current liabilities	6,328,562	2,444,365

Notes payable, net of discount, non-current portion	5,038,041	5,344,565
Convertible notes payable, net of discount	2,002,307	962,978
Warrant liability	2,452,201	2,354,624
Conversion feature liability	487,630	-
Deferred tax liability	185,972	-
Total liabilities	16,494,713	11,106,532

COMMITMENTS, CONTINGENCIES and SUBSEQUENT EVENTS (NOTES 10 and 11 )

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized,
48,634,549 and 49,134,549 shares issued and outstanding
as of December 31, 2014 and March 31, 2014, respectively	48,635	49,135
Additional paid-in-capital	16,338,075	15,083,365
Accumulated deficit	(18,340,602)	(16,347,588)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(1,953,892)	(1,215,088)
Non-controlling interest	482,151	(408,067)
Total stockholders' deficit	(1,471,741)	(1,623,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,022,972	$9,483,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013

Net revenues	$7,642,474	$2,834,161	$23,402,254	$7,970,276

Costs and expenses
Cost of services	6,090,345	2,032,851	15,511,829	6,748,726
General and administrative	2,889,598	1,603,625	8,350,837	4,569,020
Depreciation and amortization	194,060	6,281	399,240	19,164
Total costs and expenses	9,174,003	3,642,757	24,261,906	11,336,910

Loss from operations	(1,531,529)	(808,596)	(859,652)	(3,366,634)

Other (expense) income
Interest expense	(362,935)	(156,257)	(969,060)	(518,509)
Change in fair value of warrant and conversion feature liability	358,433	-	480,568	-
Other	112,648	(739)	51,736	6,751
Total other income (expense)	108,146	(156,996)	(436,756)	(511,758)

Loss before provision for income taxes	(1,423,383)	(965,592)	(1,296,408)	(3,878,392)

(Benefit) provision for income taxes	(31,944)	(800)	66,647	-

Net loss	(1,391,439)	(964,792)	(1,363,055)	(3,878,392)

Net income attributable to noncontrolling interest	(300,144)	-	(629,959)	-

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,691,583)	$(964,792)	$(1,993,014)	$(3,878,392)
Other comprehensive loss:
Unrealized change in value of marketable securities	(33,088)	-	-	-
Comprehensive loss	$(1,724,671)	$(964,792)	$(1,993,014)	$(3,878,392)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.04)	$(0.10)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC AND DILUTED	48,759,549	39,038,732	49,009,094	37,251,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014

(UNAUDITED)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Deficit Attributable to Apollo Medical Holdings, Inc.	Non-controlling Interest	Total
Balance - beginning of period	-	-	49,134,549	$49,135	$15,083,365	$(16,347,588)	$(1,215,088)	$(408,067)	$(1,623,155)
Net (loss) income	-	-	-	-	-	(1,993,014)	(1,993,014)	629,959	(1,363,055)
Issuance of warrants	-	-	-	-	132,000	-	132,000	-	132,000
Contributions by non-controlling interest	-	-	-	-	-	-	-	586,111	586,111
Distribution to non-controlling interest	-	-	-	-	-	-	-	(600,000)	(600,000)
Issuance of membership interest in subsidiary	-	-	-	-	-	-	-	274,148	274,148
Stock-based compensation expense	-	-	-	-	1,132,210	-	1,132,210	-	1,132,210
Repurchase of common stock	-	-	(500,000)	(500)	(9,500)	-	(10,000)	-	(10,000)
Balance - end of period	-	-	48,634,549	48,635	16,338,075	(18,340,602)	(1,953,892)	482,151	(1,471,741)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,363,055)	$(3,878,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	64,811	-
Depreciation and amortization expense	399,240	19,164
Gain on extinguishment of debt	-	12,949
Gain on sale of marketable securities	(49,791)	-
Deferred income taxes	13,026	-
Stock-based compensation expense	1,132,210	2,098,808
Amortization of financing costs	91,960	169,343
Amortization of debt discount	288,583	76,890
Change in fair value of warrant and conversion feature liability	(480,568)	-
Changes in assets and liabilities:
Accounts receivable	(850,823)	414,619
Other receivables	(12,431)	-
Due from affiliates	80,298	18,006
Prepaid expenses and advances	2,741	8,476
Other assets	(102,690)	6,125
Accounts payable and accrued liabilities	606,968	84,707
Medical liabilities	831,836	114,919
Net cash provided by (used in) operating activities	652,315	(854,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $660,893 of cash and cash equivalents acquired	(3,076,233)	(229,500)
Proceeds from sale of marketable securities	438,884	-
Property and equipment acquired	(37,210)	(10,660)
Net cash used in investing activities	(2,674,559)	(240,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	2,000,000	-
Proceeds from line of credit	1,000,000	2,292,978
Proceeds from issuance of common stock	-	731,753
Principal payments on notes payable	(813,582)	(459,765)
Contributions by non-controlling interest	586,111	-
Distributions to non-controlling interest shareholder	(600,000)	(240,000)
Debt issuance costs	(20,000)	(303,151)
Repurchase of common stock	(10,000)	-
Cash payments in connection with convertible note redemption	-	(514,141)
Net cash provided by financing activities	2,142,529	1,507,674

NET INCREASE IN CASH & CASH EQUIVALENTS	120,285	413,128

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,831,478	1,094,974

CASH & CASH EQUIVALENTS, END OF PERIOD	$6,951,763	$1,508,102

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$514,222	$518,509
Income taxes paid	$18,588	$43,893

Non-Cash Financing Activities:
Acquisition related holdback liability consideration	$376,236	$-
Convertible note warrant	$487,620	$13,316
Convertible note conversion feature	$578,155	$125,000
Acquisition related warrant consideration	$132,000	$101,817
Acquisition related consideration fair value of membership interests issued by consolidated subsidiary	$274,148	$-
Acquisition related deferred tax liabilities	$172,946	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Description of Business

Apollo Medical Holdings, Inc. (the “Company” or “ApolloMed”) and its affiliated physician groups are a patient-centered, physician-centric integrated healthcare delivery company with a management team with over a decade of experience working to provide coordinated, outcomes-based medical care in a cost-effective manner. ApolloMed has built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. ApolloMed believes that it is well-positioned to take advantage of changes in the U.S. healthcare industry as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

ApolloMed serves Medicare, Medicaid and HMO patients and uninsured patients primarily in California, as well as in Mississippi and Ohio (where our ACO has recently begun operations). We primarily provide services to patients that are covered by private or public insurance, although we do derive a small portion of our revenue from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”). Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”) and Southern California Heart Centers (“SCHC”). Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“ApolloMed Palliative”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”). AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages all non-medical services for the affiliated medical group and has exclusive authority over all non-medical decision making related to ongoing business operations. ApolloMed ACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. ApolloMed ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Change in Fiscal Year

On May 16, 2014, the Board of Directors of the Company approved a change to the Company's fiscal year end from January 31 to March 31. The March 31, 2014 amounts included in the accompanying condensed consolidated financial statements and related notes thereto are unaudited.

2.        Summary of Significant Accounting Policies

Accounting Principles

These condensed consolidated statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014 as filed with the SEC on May 8, 2014.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and ApolloMed Palliative, which is a newly formed entity which provides home health and hospice medical services which owns BCHC and HCHHA and in which a non-controlling interest in ApolloMed Palliative contributed $586,111 in cash; and (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM and SCHC. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

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

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value (with limited exceptions), to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition related costs separately from the business combination.

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

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted health maintenance organizations (each, an “HMO”) finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMO’s and management service organizations (“MSOs”). Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying unaudited condensed consolidated balance sheets at December 31 and March 31, 2014 (see "Medical Liabilities" in this Note 2, below).

Medicare Shared Savings Program Revenue

The Company through its subsidiary, ApolloMed ACO, participates in the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a newly formed program with minimal history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

During the second quarter of 2014, CMS announced that ApolloMed ACO generated $10.98 million in program savings from cost savings created in connection with rendering medical services to Medicare patients in 2012. In connection with these cost savings, the Company earned $5.38 million which has been reported in “Net revenue” in the condensed consolidated financial statements for the nine months ended December 31, 2014. Revenue from the MSSP is determined and awarded annually, and the Company does not anticipate additional revenue in fiscal 2015. Future ACO program savings for services performed in calendar year 2013 and 2014 are not estimable.

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

The Company had two payers during the three months ended December 31, 2014 which contributed 29.6% and 25.3% of net revenues, respectively and had three payers during the three months ended December 31, 2013 which contributed 15.2%, 14.8% and 14.3% of net revenues, respectively. During the nine months ended December 31, 2014, , the Company had two payers which contributed 41.2% and 22.2% of net revenues, respectively. The Company had three payers during the nine months ended December 31, 2013 which contributed 15.9%, 15.5% and 15.2% of net revenues, respectively.

The Company had two payers that accounted for 22.7% and 16.2% of accounts receivable as of December 31, 2014, and one payer that accounted for 19.5% of accounts receivable, respectively, as of March 31, 2014.

Medical Liabilities

The Company is responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees under risk-pool arrangements. The Company provides integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs for operating medical clinics, including the salaries of medical personnel, are also recorded in cost of services, while non-medical personnel and support costs are included in general and administrative expense.

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

The Company’s IBNR reserve for the nine months ended December 31, 2014 was as follows:

Balance, beginning of period	$274,000

Incurred health care costs:
Current year	2,915,103
Prior years	-
Total incurred health care costs	2,915,103

Acquired medical liabilities (see Note 3 )	292,309

Claims paid:
Current year	(1,929,702)
Prior years	(80,661)
Total claims paid	(2,010,363)

Adjustments	(231,438)
Balance, end of period	$1,239,611

The Company’s accrual for its risk-pool liability for the nine months ended December 31, 2014 was as follows:

Balance, beginning of period	$278,561

Acquired medical liabilities (see Note 3)	128,848

Accrual for net deficit from full risk capitation contracts	573,203
Adjustments	(414,669)
Balance, end of period	$565,943

The Company’s total medical liability at December 31, 2014 and March 31, 2014 was $1,805,554 and $552,561, respectively.

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

Warrant liability

The fair value of the warrant liability of $2,452,201 issued in connection with 2014 NNA financing at December 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.2 years, risk free rate of 1.83%, no dividends, volatility of 71.9%, share price of $0.38 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. The fair value of the warrant liability of $2,354,624 at March 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing.

Holdback consideration

The holdback consideration (see Note 3) fair value was determined based on the probability adjusted cash consideration, discounted at the Company's cost of debt.

Conversion feature liability

The fair value of the $487,630 conversion feature liability issued in connection with 2014 NNA financing 8% Convertible Note at December 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.2 years, risk free rate of 1.4%, no dividends, volatility of 55.4%, share price of $0.38 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial NNA Financing 8% Convertible Note conversion price of $1.00 per share.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

December 31, 2014

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warranty liability	$-	$-	$2,452,201	$2,452,201
Holdback consideration	-	-	376,236	376,236
Conversion feature liability	-	-	487,630	487,630
	$-	$-	$3,316,067	$3,316,067

March 31, 2014

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,354,624	$2,354,624

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three and nine months ended December 31, 2014:

	Three months	Nine months

Balance, beginning of period	$3,435,086	$2,354,624
Warrant liability incurred (Note 7)	-	487,620
Change in warrant liability	(298,279)	(390,043)
Holdback consideration	239,414	376,236
Conversion feature liability incurred (Note 7)	-	578,155
Change in conversion feature liability	(60,154)	(90,525)
Balance, end of period	$3,316,067	$3,316,067

The change in fair value of the warrant and conversion feature liability is included in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Options	3,985,656	4,373,687	4,343,873	5,146,510
Warrants	851,026	1,428,067	1,381,839	1,562,021
9% Convertible Notes	102,362	723,723	610,537	513,169
	4,939,045	6,525,477	6,336,249	7,221,700

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

On November 18, 2014, the FASB issued ASU No. 2014-17, Business Combinations: Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. Implementation of this standard did not have a material effect on the consolidated financial statements of the Company.

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

3.  Acquisitions

On October 27, 2014, AMM, an affiliate of the Company made an initial capital contribution of $613,889 (the “Initial Contribution”) to ApolloMed Palliative in exchange for 51% of the membership interests of ApolloMed Palliative. ApolloMed Palliative used the Initial Contribution, in conjunction with funds contributed by other investors in ApolloMed Palliative, to finance the closing payments for the acquisitions described immediately below. In connection with this arrangement, the Company entered into a consulting agreement with one of ApolloMed Palliative’s members. The consulting agreement has a 6 year term, and provides for the member to receive $15,000 in cash per month, and for the member to be eligible to receive stock-based awards under the Company’s 2013 Equity Incentive Plan as determined by the Company’s Board of Directors. Immediately prior to closing the transactions described below, and as condition precedent to ApolloMed Palliative closing the transactions, the selling equity owners in each transaction described below contributed specific equity interests to ApolloMed Palliative in return for interests in ApolloMed Palliative pursuant to contributions agreements.

BCHC

Subject to the terms and conditions of that certain Membership Interest Purchase Agreement (the “BCHC Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the Company, the members of BCHC, and BCHC, ApolloMed Palliative agreed to purchase all of the remaining membership interests in BCHC for $900,000 in cash and $230,862 of equity consideration in APS, subject to reduction if BCHC’s working capital was less than $145,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $400,000 (the “BCHC Contingent Payment”) to one seller and one employee of BCHC. The BCHC Contingent Payment will be paid in two installments of $100,000 to each of the seller and the employee within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s and the employee’s employment, as applicable, continuing or having been terminated without cause and, for the employee, meeting certain productivity targets. The Company absolutely, unconditionally and irrevocably guaranteed payment of the BCHC Contingent Payment if ApolloMed Palliative fails to make any payment. The contingent payments were accounted for as compensation consideration and will be accrued ratably over the two year term of the agreement.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The value of the 16% equity interest in APS was determined by aggregating the fair value of BCHC and HCHHA which are the only assets in APS and applying the 16% ownership interest in APS to the aggregated amount.. The acquisition-date fair value of the consideration transferred was as follows:

Cash consideration	$900,000
Fair value of equity consideration	230,862
Working capital adjustment	(9,294)
$1,121,568

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three and nine months ended December 31, 2014 were approximately $110,000 and are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Under the acquisition method of accounting, the total purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes. The preliminary allocation of the total purchase price to the net assets acquired and liabilities assumed and included in the Company’s condensed consolidated balance sheet at December 31, 2014 is as follows:

Cash and cash equivalents	$77,020
Accounts receivable	172,402
Prepaid expenses and other current assets	467
Property and equipment	7,130
Identifiable intangible assets	532,000
Goodwill	542,577
Total assets acquired	1,331,596

Accounts payable and accrued liabilities	210,028
Total liabilities assumed	210,028

Net assets acquired	$1,121,568

 The intangible assets acquired consisted of the following:

	Life (yrs.)	Additions
Medicare license	Indefinite	$462,000
Trade name	5	521,000
Non-compete agreements	5	19,000
		$532,000

The fair value of the Medicare license was determined based on the present value of a five year projected opportunity cost of not being able to operate with a Medicare license using a discount rate of 15.0%. The trade name was computed using the relief from royalty method, assuming a 1% royalty rate, and the non-compete agreements were valued using a with-and-without method.

HCHHA

Subject to the terms and conditions of that certain Stock Purchase Agreement (the “HCHHA Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the sole shareholder of HCHHA, and HCHHA, ApolloMed Palliative agreed to purchase all of the remaining shares of HCHHA for $300,000 in cash and $43,286 of equity consideration in APS, subject to reduction if HCHHA’s working capital was less than $50,000 as of the closing of the transaction. ApolloMed Palliative agreed to pay a contingent payment of up to a further $150,000 (the “HCHHA Contingent Payment”). The HCHHA Contingent Payment will be paid in two installments of $75,000 to the seller within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s employment continuing or having been terminated without cause and the seller meeting certain productivity targets. The contingent payments were accounted for as compensation consideration and will be accrued ratably over the term of the agreement.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The value of the 3% equity interest in APS was determined by aggregating the fair value of BCHC and HCHHA which are the only assets in APS and applying the 3% ownership interest in APS to the aggregated amount.. The acquisition-date fair value of the consideration transferred was as follows:

Cash consideration	$300,000
Fair value of equity consideration	43,286
Working capital adjustment	(21,972)
$321,314

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three and nine months ended December 31, 2014 were approximately $16,000 and are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Under the acquisition method of accounting, the total purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes. The preliminary allocation of the total purchase price to the net assets acquired and liabilities assumed and included in the Company’s condensed consolidated balance sheet at December 31, 2014 is as follows:

Cash and cash equivalents	$(37,087)
Accounts receivable	172,149
Property and equipment	3,035
Identifiable intangible assets	284,000
Goodwill	102,651
Total assets acquired	524,748

Accounts payable and accrued liabilities	107,035
Deferred tax liability	96,399
Total liabilities assumed	203,434

Net assets acquired	$321,314

The intangible assets acquired consisted of the following:

	Life (yrs.)	Additions
Medicare license	Indefinite	$242,000
Trade name	5	38,000
Non-compete agreements	5	4,000
		$284,000

The fair value of the Medicare license was determined based on the present value of a five year projected opportunity cost of not being able to operate with a Medicare License using a discount rate of 15.0%. The trade name was computed using the relief from royalty method, assuming a 1% royalty rate, and the non-compete agreements were valued using a with-and-without method.

SCHC

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”) by and among the SCHC, a Medical Corporation that provides professional medical services in Los Angeles County, California, the shareholders of SCHC (the “Sellers”) and a Company affiliate, SCHC Acquisition, A Medical Corporation (the “Affiliate”), solely owned by Dr. Warren Hosseinion as physician shareholder and the Chief Executive Officer of the Company, the Affiliate acquired all of the outstanding shares of capital stock of SCHC from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $428,391 to pay off and discharge certain indebtedness of SCHC (iii) warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of SCHC that remained outstanding following the closing of the acquisition. Following the acquisition of SCHC, the Affiliate was merged with and into SCHC, with SCHC being the surviving corporation. The indebtedness of SCHC was paid off following the acquisition and did not remain outstanding as of December 31, 2014.

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
$2,560,391

The fair value of the warrant consideration of $132,000 was classified as equity. and was determined using the Black-Scholes option pricing model using the following inputs: share price of $0.54 (adjusted for a lack of control discount), exercise price of $1.00, expected term of 4 years, volatility of 54% and a risk free interest rate of 1.35%.

A contingent payment obligation of $1,000,000 was considered a post-combination transaction and therefore it will be recorded as post-combination compensation expense over the term of the arrangement and not as purchase consideration. The compensation expense will be accrued in each reporting period using the total probability weighted payment of $827,000 (calculated as of December 31, 2014), allocated to each quarter, and between each Seller, pro rata over the term of the arrangement according to the relative weight of the payment milestones. The remaining liability will be re-measured at every reporting period date, with any adjustment reflected prospectively in compensation expense.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three and nine months ended December 31, 2014 were approximately $0 and $124,000, respectively, and are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Under the acquisition method of accounting, the total purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes. The preliminary allocation of the total purchase price to the net assets acquired and liabilities assumed and included in the Company’s condensed consolidated balance sheet at December 31, 2014 is as follows:

Cash and cash equivalents	$264,601
Accounts receivable	840,433
Receivable from affiliate	67,714
Prepaid expenses and other current assets	82,430
Property and equipment	584,377
Identifiable intangible assets	1,121,000
Goodwill	161,559
Other assets	66,762
Total assets acquired	3,188,876

Accounts payable and accrued liabilities	134,427
Note payable to financial institution	463,582
Deferred tax liability	30,477
Total liabilities assumed	628,485

Net assets acquired	$2,560,391

The intangible assets acquired consisted of the following:

	Life (yrs.)	Additions

Network relationships	5	$910,000
Trade name	5	110,000
Non-compete agreements	3	101,000
		$1,121,000

The network relationships were valued using the multi-period excess earnings method based on projected revenue and earnings over a 5 year period. The trade name was computed using the relief from royalty method, assuming a 1% royalty rate, and the non-compete agreements were valued using a with-and-without method.

AKM

In May 2014, AMM entered into a management services agreement with AKM Acquisition Corp, Inc. (“AKMA”), a newly-formed provider of physician services and an affiliate of the Company owned by Dr. Warren Hosseinion as a physician shareholder, to manage all non-medical services for AKMA. AMM has exclusive authority over all non-medical decision making related to the ongoing business operations of AKMA and is the primary beneficiary; consequently, AMM consolidated the revenue and expenses of AKMA from the date of execution of the management services agreements. On May 30, 2014, AKMA entered into a stock purchase agreement (the “AKM Purchase Agreement”) with the shareholders of AKM Medical Group, Inc. (“AKM”), a Los Angeles, CA-based independent practice association. Immediately following the closing, AKMA merged with and into AKM, with AKM being the surviving entity and assuming the rights and obligations under the management services agreement. Under the AKM Purchase Agreement all of the issued and outstanding shares of capital stock of AKM were acquired for approximately $280,000, of which $140,000 was paid at closing and $136,822 (the “Holdback Liability”) is payable, if at all, subject to the outcome of incurred but not reported risk-pool claims and other contingent claims that existed at the acquisition date.

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

Cash consideration	$140,000
Fair value of holdback consideration due to seller	376,236
Total purchase consideration	$516,236

Under the acquisition method of accounting, the total purchase price was allocated to AKM’s net tangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in the Company’s condensed consolidated balance sheet is as follows:

		Subsequent
	Provisional	Change In	Revised
	Estimated	Valuation	Fair
	Value	Estimate	Value
Cash consideration	$140,000	$-	$140,000
Holdback consideration	136,822	239,414	376,236
Total consideration	$276,822	$239,414	$516,236

Cash and cash equivalents	$356,359		$356,359
Marketable securities	389,094		389,094
Accounts receivable	27,217		27,217
Prepaid expenses and other assets	26,311		26,311
Intangibles	156,000		156,000
Goodwill	(216,563)	301,556	84,993
Accounts payable and accrued liabilities	(40,439)	(16,072)	(56,511))
Deferred tax liability	-	(46,070)	(46,070)
Medical payables	(421,157)		(421,157)
Net assets acquired	$276,822	$239,414	$516,236

Goodwill is not deductible for tax purposes.

Under the AKM Purchase Agreement, former shareholders of AKM are entitled to be paid the Holdback Amount of up to approximately $376,000 within 6 months of the Closing Date. No later than 30 days after the six month period, AKM will prepare a closing statement which will state the actual cash position (as defined) (“Actual Cash Position”) of AKM. If the actual cash position of AKM is less than $461,104 (the “Target Amount”), the former shareholders of AKM will pay the difference between the Target Amount and the Actual Cash Position, which will be deducted from the Holdback Amount, but in no case will exceed the amount previously paid to the former shareholders of AKM in connection with the transaction. If the Actual Cash Position exceeds the Target Amount, then that difference will be added to the Holdback Amount. Any indemnification payment made by the former shareholders of AKM will also be paid from the Holdback Amount; if the Holdback Amount is insufficient, the former shareholders of AKM are liable for paying the balance, which cannot exceed amounts previously paid to the former shareholders of AKM under the AKM Purchase Agreement. The Company determined the fair value was determined based on the cash consideration discounted at the Company's cost of debt.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the three and nine months ended December 31, 2014 were approximately $0 and $37,000, respectively.

Pro Forma Financial Information

The results of operations for BCHC, HCHHA, AKM and SCHC are included in the condensed consolidated statements of operations from the acquisition date of each. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for the three and nine months ended December 31, 2014 assume the BCHC, HCHHA, AKM and SCHC acquisitions had occurred on April 1, 2014, and for the nine months ended December 31, 2013 assume the acquisitions had occurred on April 1, 2013:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$8,325,558	$5,947,500	$28,208,533	$14,905,735
Net loss	$(1,779,214)	$(1,001,729)	$(1,901,024)	$(4,108,177)
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.04)	$(0.11)

From the applicable closing date to December 31, 2014, revenues and net loss related to AKM, SCHC, BCHC and HCHHA included the accompanying unaudited condensed consolidated statements of operations were $4,254,938 and $(493,594), respectively.

4. Goodwill and Other Intangible Assets

Goodwill

The following is a summary of goodwill activity for the nine months ended December 31, 2014:

Balance, beginning of period	$494,700
Acquisition of AKM	84,993
Acquisition of SCHC	161,559
Acquisition of BCHC	542,577
Acquisition of HCHHA	102,651
Balance, end of period	$1,386,480

Other Intangible Assets

Other intangible assets consisted of the following:

		Balance at		Balance at
	Weighted-average life (Yrs.)	March 31, 2014	Additions	December 31, 2014
Indefinite-lived assets:
Medicare license		$-	$704,000	$704,000

Amortized intangible assets:
Exclusivity	4.0	40,000	-	40,000
Non-compete	4.0	28,400	143,000	171,400
Payer relationships	5.0	-	94,000	94,000
Network relationships	5.0	-	910,000	910,000
Trade name	5.0	-	242,000	242,000
Totals		68,400	2,093,000	2,161,400

Accumulated amortization		(8,773)	(240,795)	(249,568)

Total other intangibles, net		$59,627	$1,852,205	$1,911,832

The amortization expense for the three and nine months ended December 31, 2014 was approximately $110,000 and $241,000, respectively. The amortization expense for the three and nine months ended December 31, 2013 was approximately $1,000 in each period.

Future amortization expense is estimated to be as follows for the period from January 1, 2015 to March 31, 2015 and for each for the five years ending March 31 thereafter:

January 1, 2015 to March 31, 2015	$112,000
2016	$447,000
2017	$445,000
2018	$87,000
2019	$63,000
Thereafter	$54,000

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	March 31,
	2014	2014
Accounts payable	$931,054	$824,334
Physician share of MSSP	140,000	-
Accrued compensation	1,047,873	546,078
Income taxes payable	58,670	4,149
Accrued interest	94,238	19,780
Accrued professional fees	290,173	52,699
	$2,562,008	$1,447,040

6. Notes and Line of Credit Payable

Notes and line of credit payable consist of the following:

	December 31,	March 31,
	2014	2014

Term loan payable to NNA due March 28, 2019, net of debt discount of $1,121,959 (December 31, 2014) and $1,305,435 (March 31, 2014)	$5,528,041	$5,694,565
Line of credit payable to NNA due March 28, 2019	1,000,000	-
Unsecured revolving line of credit due to financial institution due June 5, 2015	94,764	94,764
	$6,622,805	$5,789,329

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

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA of Nevada, Inc., (“NNA), an affiliate of Fresenius Medical Care North America.  On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 Note to SpaGus Apollo, LLC, and were used to pay or repay certain of the Company’s 10% Notes (see Note 7), to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA financing.

2014 NNA Financing

On March 28, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which NNA, extended to the Company (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014. The Term Loan and Revolving Loan mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Term Loan may be prepaid at any time without penalty or premium. The loans extended under the Credit Agreement are secured by substantially all of the Company’s assets, and are guaranteed by the Company’s subsidiaries and consolidated medical corporations. The guarantees of these subsidiaries and consolidated entities are in turn secured by substantially all of the assets of the subsidiaries and consolidated entities providing the guaranty.

Concurrently with the Credit Agreement, the Company entered into an Investment Agreement with NNA (the “Investment Agreement”), pursuant to which it issued to NNA an 8% Convertible Note in the original principal amount of $2,000,000 (the “Convertible Note”). The Company drew down the full principal amount of the Convertible Note on July 30, 2014 (see Note 7). The Convertible Note matures on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Company may redeem amounts outstanding under the Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding under the Convertible Note are convertible at NNA’s sole election into shares of the Company’s common stock at an initial conversion price of $1.00 per share. The Company’s obligations under the Convertible Note are guaranteed by its subsidiaries and consolidated medical corporations.

Under the Investment Agreement, the Company issued to NNA warrants to purchase up to 3,000,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share and warrants to purchase up to 2,000,000 shares of the Company’s common stock at an initial exercise price of $2.00 per share (collectively, the “Warrants”).

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

The Credit Agreement and the Convertible Note provide for certain financial covenants. On February 16, 2015, the Company and NNA agreed to amend the tangible net worth covenant computation. The Company was in compliance with the amended financial covenants as of December 31, 2014.

In addition, the Credit Agreement and the Convertible Note include: (1) certain negative covenants that, subject to exceptions, limit the Company’s ability to, among other things incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements; and (2) certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the 2014 NNA financing credit agreement and Convertible Note.

Unsecured revolving line of credit

Included in “Note and line of credit payable” in the accompanying condensed consolidated balance sheet is a $100,000 revolving line of credit with a financial institution of which $94,764 was outstanding at December 31, 2014 and March 31, 2014. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at March 31, 2014 and December 31, 2014), interest only is payable monthly, and the line of credit matures June 5, 2015. The line of credit is unsecured.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Interest expense	$156,450	$13,023	$444,448	$69,111
Amortization of loan fees and discount	72,765	41,477	215,689	81,257
	$229,215	$54,500	$660,137	$150,368

7.  Convertible Notes Payable

Convertible notes payable consist of the following:

	December 31,	March 31,
	2014	2014

9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $81,263 (December 31, 2014) and $137,393 (March 31, 2014)	$1,019,106	$962,978
8% Senior Subordinated Convertible Note Payable to NNA due March 28, 2019, net of debt discount of $1,016,799	983,201	-
	$2,002,307	$962,978

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

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On or about February 21, 2013, the Company redeemed the 8% Notes for cash and/or conversion into shares of the Company’s common stock the 8% Notes of the 8% Holders.

9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016

The 9% Notes bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15, and mature February 15, 2016, and are subordinated. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $0.40 per share of the Company’s common stock, subject to adjustment for stock splits, stock dividends and reverse stock splits. On 60 days’ prior notice, 9% Notes are callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the 9% Notes are callable at a price of 105% of the 9% Notes’ par value, and if the ADVT is less than $100,000, the 9% Notes are callable at a price of 110% of the 9% Notes’ par value.

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

NNA 8% Convertible Note

The NNA 8% Convertible Note commitment provided for the Company to borrow up to $2,000,000. On July 31, 2014, the Company exercised its option to borrow $2,000,000, received $2,000,000 of proceeds and recorded a debt discount of $1,065,775 related to the fair value of a conversion feature liability and a warrant liability discussed below. Borrowings bear interest at the rate of 8.0 % per annum payable semi-annually, are due March 28, 2019, and are convertible into shares of the Company’s common stock initially at $1.00 per share. The conversion price will be subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The conversion feature included a non-standard anti-dilution feature that has been bifurcated and recorded as a conversion feature liability at the issuance date of $578,155. The fair value of the conversion feature liability issued in connection with 2014 NNA financing 8% Convertible Note at December 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.2 years, risk free rate of 1.4%, no dividends, volatility of 55.4%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. In addition the Company was required to issue 1,000,000 warrants to NNA with an exercise price of $1.00 per share. The fair value of the warrant liability related to 1,000,000 common shares issuable in connection with NNA 8% Convertible Note as of December 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.2 years, risk free rate of 1.8%, no dividends, volatility of 71.9%, share price of $0.45 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

Interest expense associated with the convertible notes payable consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Interest expense	$66,188	$17,546	$144,069	$203,165
Amortization of loan fees and discount	67,532	84,210	164,854	164,976
	$133,720	$101,757	$308,923	$368,141

8. Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Significant management judgment is required in determining the Company’s provision for income taxes and the recoverability of the Company’s deferred tax assets. Such determination is based primarily on the Company’s historical taxable income, with some consideration given to the Company’s estimates of future taxable income by jurisdictions in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of December 31, 2014 and March 31, 2014. The Company is subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions.

ASC No. 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements. The Company and its subsidiaries are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 and later. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2010 and later. The Company does not anticipate any material unrecognized tax benefits within the next twelve months.

9. Stockholders’ Equity

Common Stock Placement

On March 28, 2014, the Company entered into an equity and debt investment for up to $12.0 million with NNA. As part of the investment, the Company entered into the Investment Agreement with NNA, pursuant to which the Company sold NNA 2,000,000 shares of the Company’s common stock (the “Purchased Shares”) at a purchase price of $1.00 per share. In addition with the issuance of common shares, the Company issued to NNA 1,000,000 warrants to purchase the Company’s common stock for $1.00 per share. The Company used the Monte Carlo Method to value the warrants, which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $0.45 per share and a 50% probability of down-round financing. The Company determined that the fair value of the shares issued was approximately $900,000, or approximately $0.45 per share. The Company also entered into a registration rights agreement (“RRA”) with NNA, which the Company and NNA amended on February 6, 2015, which requires the Company to file a registration statement to register its shares with the SEC no later than June 26, 2015. The RRA requires the Company to use commercially reasonable best efforts to cause the RRA to be declared effective by the SEC. If the Initial Registration Statement is not filed with the SEC on or prior to the filing deadline, the Company must pay to NNA an amount in common stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA.

Repurchase of Common Stock

On October 23, 2014, the Company entered into a Settlement Agreement with Raouf Khalil (“Khalil”) whereby the Company reconveyed to Khalil all of the shares of Aligned Healthcare, Inc. (“AHI”) common stock that the Company acquired from Khalil under the Stock Purchase Agreement, dated as of February 15, 2011 (the “Purchase Agreement”). In addition, in consideration of a $10,000 cash payment, Khalil reconveyed to the Company 500,000 shares of the Company’s common stock, constituting all of the remaining shares that he still owned that were issued to him under the Purchase Agreement. Following these reconveyances, the Company no longer owns any of the outstanding shares of AHI’s capital stock, and neither Khalil nor any of the other Aligned Affiliates own any shares of the Company’s capital stock.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 12,000,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of December 31, 2014, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 5,000,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2014 there were approximately 1,600,000 shares available for future grants under the 2013 Plan.

Stock options and restricted common stock issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or share, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided.

Share Issuances

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows for the nine months ended December 31, 2014:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares, beginning of period	907,407	1.3	$-	$0.41
Granted	-	-	-	-
Vested / lapsed	(716,667)	-	-	-
Forfeited	-	-	-	-
Unvested or unlapsed shares, end of period	190,741	1.1	$0.09	$0.41

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

In October 2014, in connection with services provided to the Company, the Company issued to various employees and consultants options to purchase an aggregate of 75,000 shares of common stock of the Company, which options have an exercise price of $1.00 and vest evenly and monthly over a three year period. The Company determined that the weighted average fair value of the options of $0.17 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.60%, no dividends, volatility of 62.9%, share price of $0.43 per share.

On various dates in October, November and December 2014, in connection with services provided to the Company, the Company issued to a certain consultant options to purchase an aggregate of 15,000 shares of common stock of the Company, which options have an exercise price of $1.00 and vested upon grant. The Company determined that the weighted average fair value of the options of $0.15 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.60%, no dividends, volatility of 62.9%, share price of $0.39 per share.

On November 18, 2014, in connection with services provided to the Company, the Company issued options to purchase 100,000 shares of common stock of the Company to an employee, which options have an exercise price of $1.00 and vest evenly and monthly over a one year period. The Company determined that the weighted average fair value of the options of $0.14 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.60%, no dividends, volatility of 62.9%, share price of $0.39 per share.

On December 13, 2014, in connection with services provided to the Company, the Company issued to various physicians and consultants options to purchase 100,000 shares of common stock of the Company, which options have an exercise price of $1.00 and vest evenly and monthly over a three year period. The Company determined that the weighted average fair value of the options of $0.15 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.63%, no dividends, volatility of 62.9%, share price of $0.39 per share.

Stock option activity for the nine months ended December 31, 2014 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, beginning of period	6,287,000	$0.20	8.7	$0.11
Granted	855,000	1.00	-	-
Cancelled	(100,000)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, end of period	7,042,000	$0.26	8.2	$0.15
Vested and exercisable, end of period	6,232,556	$0.22	7.3	$0.18

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

The following table summarizes the restricted stock award in the ACO Plan during the nine months ended December 31, 2014:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, beginning of period	3,752,000	0.8	$0.02	$0.03
Granted	184,000	-	-	0.77
Released	(183,996)	-	-	-
Balance, end of period	3,752,004	0.1	$0.70	$0.07
Vested and exercisable, end of period	2,461,694

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of December 31, 2014, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

Common stock options	$193,376
Restricted stock	$139,400
ACO Plan restricted stock	$48,846

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Stock-based compensation expense:
Cost of services	$1,227	$54,134	$12,148	$629,643
General and administrative	155,325	(76,338)	1,120,062	1,469,165
	$156,552	$(22,204)	$1,132,210	$2,098,808

Warrants

Warrants consisted of the following for the nine months ended December 31, 2014:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	warrants
Outstanding, beginning of period	$0.02	7,145,000
Granted	-	2,000,000
Exercised	-	-
Cancelled	-	-
Outstanding, end of period	$-	9,145,000

		Weighted
		average		Weighted
Exercise Price Per	Warrants	remaining	Warrants	average
Share	outstanding	contractual life	exercisable	exercise price per share
$0.11485	1,250,000	1.6	1,250,000	$0.1149

$0.11485	250,000	1.6	250,000	$0.1149

$0.45000	500,000	1.6	500,000	$0.4500

$0.50000	100,000	2.8	100,000	$0.5000

$0.45000	825,000	3.1	825,000	$0.4500

$0.40000	220,000	3.1	220,000	$0.4000

$1.00000	2,000,000	6.2	-	$1.0000

$2.00000	2,000,000	6.2	-	$2.0000

$1.00000	1,000,000	6.2	-	$1.0000

$1.00000	1,000,000	3.6	1,000,000	$1.0000
	9,145,000	4.5	4,145,000	0.4600

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

Authorized stock

At December 31, 2014 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at December 31, 2014:

Common stock issued and outstanding	48,634,549
Conversion of 9% Notes	2,750,000
Conversion of 8% Notes	2,000,000
Warrants outstanding	9,145,000
Stock options outstanding	7,042,000
Remaining shares issuable under 2013 Equity Incentive Plan	1,600,000
71,171,549

10. Commitments and Contingencies

Lease Agreements

The Company’s corporate headquarters is located at 700 North Brand Boulevard, Suite 220, Glendale, California 91203. The Company leases its corporate headquarters from EOP-700 North Brand, L.L.C., a Delaware limited liability company (“Landlord”). On October 14, 2014, the lease was amended by a Second Amendment. The Second Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “Headquarters”). The Headquarters are expected to be improved with an allowance of up to $659,360, provided by the Landlord, for construction and installation of equipment for the Headquarters. Before the improved Headquarters are available, the Company will also use Suite No. 240 on a temporary basis. The Second Amendment also extends the term of the lease to be for approximately six years after the Company begins operations in the Headquarters and increases the Company’s initial security deposit. The Second Amendment sets the Headquarters base rent at $37,913.20 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957.33 per month. However, the base rent will be abated by up to $228,049.27 subject to other terms of the lease.

AMM leases the first and second floors of a building located at 506 West Valley Boulevard, San Gabriel, California, 91776 (”SCHC Premises”) from Numen, LLC, a California limited liability company ( “Numen”) pursuant to a Lease dated July 22, 2014 (the “SCHC Lease”). AMM and Numen entered into the SCHC Lease, AMM leases the SCHC Premises, which consists of 8,766 rentable square feet, for a term of ten years, subject to a downward adjustment to seven years upon the occurrence of certain events during the first five years of the term. The base rent for the SCHC Lease is $32,872.50 per month, which is adjusted each year based upon the percentage change in the Consumer Price Index for the Los Angeles/Orange/Riverside regions.

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

On August 28, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., filed a similar lawsuit against Warren Hosseinion, the Chief Executive Officer of the Company. Dr. Hosseinion is defending the action and is currently being indemnified by the Company subject to the terms of an indemnification agreement and the Company’s charter. On September 9, 2014, Dr. Hosseinion filed a motion requesting the Court to stay the court proceeding and, pursuant to existing arbitration agreements, order the parties to arbitrate the dispute as part of the pending arbitration proceedings before JAMS (as discussed above). On October 29, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On November 13, 2014, Plaintiffs served Dr. Hosseinion with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angeles, and on November 19, 2014, the parties agreed to consolidate the two proceedings against Dr. Hosseinion with the two existing proceedings against the Company and its affiliates. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration.

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

11. Subsequent Events

On January 15, 2015, Apollo Medical Holdings, Inc. entered into a Consulting and Representation Agreement (the “Consulting Agreement”) with Flacane Advisors, Inc. (the “Consultant”), which is effective on January 15, 2015, and remains in effect until March 31, 2015 and will carry over to December 31, 2015 unless it is replaced by a new agreement. Under the Consulting Agreement, the Consultant is paid $25,000 per month and is also eligible to receive options to purchase shares of the Company’s common stock as determined by the Board. The Consultant provides business and strategic services and makes Gary Augusta available as the Company’s Executive Chairman of the Board. Mr. Augusta is an existing director of the Company and subject to a Board of Directors Agreement with the Company dated March 7, 2012.

On February 6, 2015, the Company entered into a First Amendment and Acknowledgement (the “Acknowledgement”) with NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. The Acknowledgement amended some provisions of, and/or provided waivers in connection with, each of (i) the Registration Rights Agreement between the Company and NNA, dated March 28, 2014 (the “Registration Rights Agreement”), (ii) the Investment Agreement between the Company and NNA, dated March 28, 2014 (the “Investment Agreement”), (iii) the Convertible Note, issued by the Company to NNA, dated March 28, 2014 (the “Convertible Note”), and (iv) the Common Stock Purchase Warrants issued to NNA on March 28, 2014 for the purchase of up to 5,000,000 shares of the Company’s common stock (the “Warrants”). The amendments to the Registration Rights Agreement included amendments with respect to the timing of the filing deadline for a resale registration statement for the benefit of NNA.

On February 17, 2015, the Company entered into a long-term management services agreement (“MSA”) with a hospitalist group located in the San Francisco Bay area. Under the MSA, the Company will provide all business administrative services, including billing, accounting, human resources management and supervision of all non-medical business operations. The Company is currently in the process of evaluating the impact of the MSA to determine whether it will trigger variable interest entity accounting which would require the consolidation of the hospitalist group into the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the former year ended January 31, 2014, filed with the SEC on May 8, 2014.

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “Apollo,” “we,” “us” and “our” refer to Apollo Medical Holdings, Inc., a Delaware corporation, its subsidiaries and its consolidated affiliates.  Our affiliated professional organizations are separate legal entities that provide physician services primarily in California and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. References to “practices” or “practice groups” refer to our subsidiary-management company and the affiliated professional organizations of Apollo that provide medical services, unless otherwise expressly stated or the context otherwise requires.

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

Overview

ApolloMed is a patient-centered, physician-centric integrated healthcare delivery company with a management team with over a decade of experience working to provide coordinated, outcomes-based medical care in a cost-effective manner. ApolloMed has built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. ApolloMed believes that it is well-positioned to take advantage of changes in the U.S. healthcare industry as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

ApolloMed operates in one reportable segment, the healthcare delivery segment, and implements and operates innovative health care models to create a patient-centered, physician-centric experience. Accordingly, ApolloMed reports its consolidated financial statements in the aggregate, including all of its activities in one reportable segment. ApolloMed has the following integrated, synergistic operations:

•          Hospitalists, which includes ApolloMed’s contracted and employed physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•          An Accountable Care Organization (“ACO”), which focuses on the provision of high-quality and cost-efficient care to Medicare fee-for-service patients;

•          Two independent practice associations (“IPAs”), which contract with physicians and provide care to Medicare, Medicaid, commercial and dual eligible patients on fee-for-service or risk and value based fee bases;

•          Clinics, which provide primary care and specialty care in the Greater Los Angeles area; and

•          Palliative care, home health and hospice services, which include, its at-home, and final stages of life services.

ApolloMed’s revenue streams are diversified among its various operations and contract types, and include:

•          Traditional fee-for-service reimbursement, which is the primary revenue source for its clinics; and

•          risk and value-based contracts with health plans, IPAs, hospitals and the MSSP of the Centers for Medicare and Medicaid Services, which are the primary revenue sources for its hospitalists, ACO, IPAs and palliative care operations.

ApolloMed’s subsidiaries receive revenue from ApolloMed’s affiliated medical entities through management services agreements pursuant to which ApolloMed’s subsidiaries manage all non-medical services for the affiliated medical entities.

ApolloMed serves Medicare, Medicaid and HMO patients and uninsured patients primarily in California, as well as in Mississippi and Ohio (where ApolloMed ACO has recently begun operations). ApolloMed primarily provides services to patients that are covered by private or public insurance, although ApolloMed does derive a small portion of its revenue from non-insured patients. ApolloMed provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

The original business owned by ApolloMed was AMH, a hospitalist company, which was incorporated in California in June, 2001 and which began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. ApolloMed was initially organized around the admission and care of patients at inpatient facilities such as hospitals. ApolloMed has grown its inpatient strategy in a competitive market by providing high-quality care and innovative solutions for its hospital and managed care clients. In 2012, ApolloMed formed ApolloMed ACO and an IPA, MMG, and in 2013 ApolloMed expanded its service offering to include integrated inpatient and outpatient services through MMG. In 2014, ApolloMed added several complementary operations by acquiring (either directly or through affiliated entities that are wholly-owned by Dr. Hosseinion) AKM, which is an IPA, outpatient primary care and specialty clinics and hospice/palliative care and home health entities. Our largest acquisition to date, which was through an affiliate wholly-owned by Dr. Hosseinion, was of SCHC, a specialty clinic that focuses on cardiac care and diagnostic testing. SCHC has a management services agreement with AMM pursuant to which AMM manages all non-medical services for SCHC and has exclusive authority over all non-medical decision making related to the ongoing business operations of SCHC.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through the Company’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: AMM, PCCM, VMM, and ApolloMed ACO. Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of AMH, ACC, MMG, AKM and SCHC. Through its wholly-owned subsidiary, PCCM, ApolloMed manages LALC, and through its wholly-owned subsidiary VMM, ApolloMed manages Hendel. ApolloMed also has a controlling interest in ApolloMed Palliative, which owns two Los Angeles-based companies, BCHC and HCHHA. AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages all non-medical services for the affiliated medical group and has exclusive authority over all non-medical decision making related to ongoing business operations. AMM’s, PCCM’s and VMM’s management agreements generally provide for management fees that are recognized as earned based on a percentage of revenues or cash collections generated by the physician practices. Further, under each of AMM’s management agreements, the management fee and services provided are reviewed annually and the management fee is adjusted as necessary to reflect the fair market value of AMM’s services. ApolloMed ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

As of December 31, 2014, the ApolloMed physician network:

•          consisted of over 900 contracted hospitalists, primary care physicians and specialist physicians through ApolloMed’s owned and affiliated physician groups and ACO; and

•          provided inpatient services at over 20 hospitals and long-term acute care facilities in Los Angeles and Central California where ApolloMed has contracted with over 50 hospitals, IPAs and health plans to provide a range of inpatient services including hospitalist, intensivist, physician advisor and consulting services.

In addition, ApolloMed operates:

•          Four medical clinics in the Los Angeles area;

•          MMG and AKM, our IPAs, which provide primary and specialist care through their contracted physicians throughout the Greater Los Angeles area for nearly 10,000 patients; and

•          ApolloMed ACO, which was one of only eight ACOs selected to participate in the MSSP by CMS in the State of California in 2012, and which now has nearly 30,000 Medicare beneficiaries assigned to it by CMS in California, Mississippi and Ohio.

Recent Developments

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”), by and among the SCHC, a Medical Corporation that provides professional medical services in Los Angeles County, the shareholders of SCHC (the “Sellers”) and a Company affiliate, SCHC Acquisition, A Medical Corporation (the “Affiliate”), solely owned by Dr. Warren Hosseinion as physician shareholder and the Chief Executive Officer of the Company, the Affiliate acquired all of the outstanding shares of capital stock of SCHC from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $428,391 to pay off and discharge certain indebtedness of SCHC, (iii) warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share, and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of SCHC that remained outstanding following the closing of the acquisition. Following the acquisition of SCHC, the Affiliate was merged with and into SCHC, with SCHC being the surviving corporation. The indebtedness of SCHC was paid off following the acquisition and did not remain outstanding as of December 31, 2014.

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

On October 14, 2014, the Company’s lease with EOP-700 North Brand, L.L.C., a Delaware limited liability company (“Landlord”) was amended by a Second Amendment. The Second Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises will be improved with an allowance of up to $659,360, provided by the Landlord, for construction and installation of equipment for the New Premises. Before the improved New Premises are available, the Company shall also use Suite No. 240 on a temporary basis. The Second Amendment also extends the term of the lease to be for approximately six years after the Company begins operations in the New Premises and increases the Company’s initial security deposit. The Second Amendment sets the New Premises base rent at $37,913.20 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957.33 per month. However, the base rent will be abated by up to $228,049.27 subject to other terms of the lease. The commencement of the amended lease arrangement is expected to occur in May 2015, and accordingly has not yet been accounted for in the financial statements for the quarter or nine months ended December 31, 2014.

On October 23, 2014, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Raouf Khalil (“Khalil”). Effective October 23, 2014, the Settlement Agreement terminates the Company’s obligations with respect to Khalil under that certain Stock Purchase Agreement, dated as of February 15, 2011 (the “Purchase Agreement”), among the Company, Aligned Healthcare Group, LLC (“Aligned LLC”), Aligned Healthcare Group – California, Inc. (“Aligned Corp.”), Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC (collectively, the “Aligned Affiliates”), as amended by that certain First Amendment to Stock Purchase Agreement, dated as of July 8, 2011, among the Company, Aligned LLC, Aligned Corp., Khalil, Jamie McReynolds, M.D., BJ Reese and BJ Reese & Associates, LLC. Under the Purchase Agreement, the Company acquired all of the outstanding shares of Aligned Healthcare, Inc. (“AHI”) in order to provide patient care management services and to manage and operate 24-hour physician and nursing call centers. Following the closing of the transactions contemplated by the Purchase Agreement, Khalil acted as Chief Executive Officer and President of AHI under a consulting agreement, and was appointed to the Board of Directors of the Company. Khalil resigned as a director of the Company on June 1, 2011.

Under the Settlement Agreement, the Company has reconveyed to Khalil all of the shares of AHI common stock that the Company acquired from Khalil under the Purchase Agreement. In addition, in consideration of a $10,000 cash payment, Khalil has reconveyed to the Company 500,000 shares of the Company’s common stock, constituting all of the remaining shares that he still owned that were issued to him under the Purchase Agreement. Following these reconveyances, the Company no longer owns any of the outstanding shares of AHI’s capital stock, and neither Khalil nor any of the other Aligned Affiliates own any shares of the Company’s capital stock.

The Settlement Agreement was entered into by the parties to settle and resolve any claims, differences or disagreements that may exist between the Company and Khalil, and the Settlement Agreement provides for a mutual general release of all claims between the Company and Khalil.

On October 27, 2014, AMM, an affiliate of the Company, made an initial capital contribution of $613,889 (the “Initial Contribution”) to ApolloMed Palliative in exchange for 51% of the membership interests of ApolloMed Palliative. ApolloMed Palliative used the Initial Contribution, in conjunction with funds provided by other investors in ApolloMed Palliative, to finance the closing payments described immediately below. In connection with this arrangement, the Company entered into a consulting agreement with one of ApolloMed Palliative’s members. The consulting agreement has a 6 year term, and provides for the member to receive $15,000 in cash per month, and for the member to be eligible to receive stock-based awards under the Company’s 2013 Equity Incentive Plan as determined by the Company’s Board of Directors.

Immediately prior to closing the transactions described below, and as condition precedent to ApolloMed Palliative closing the transactions, the selling equity owners in each transaction contributed specific equity interests to ApolloMed Palliative in return for interests in ApolloMed Palliative pursuant to contributions agreements.

Subject to the terms and conditions of the BCHC Agreement, ApolloMed Palliative agreed to purchase all of the remaining membership interests in BCHC for $900,000 in cash, subject to reduction if BCHC’s working capital was less than $145,000 as of the closing of the transaction. ApolloMed Palliative agreed to pay the BCHC Contingent Payment to one seller and one employee of BCHC. The BCHC Contingent Payment will be paid in two installments of $100,000 to each of the seller and the employee within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s and the employee’s employment, as applicable, continuing or having been terminated without cause and, for the employee, meeting certain productivity targets. The Company absolutely, unconditionally and irrevocably guaranteed payment of the BCHC Contingent Payment if ApolloMed Palliative fails to make any payment.

Subject to the terms and conditions of the HCHHA Agreement, ApolloMed Palliative agreed to purchase all of the remaining shares of HCHHA for $300,000 in cash, subject to reduction if HCHHA’s working capital was less than $50,000 as of the closing of the transaction. ApolloMed Palliative agreed to pay the HCHHA Contingent Payment. The HCHHA Contingent Payment will be paid in two installments of $75,000 to the seller within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s employment continuing or having been terminated without cause and the seller meeting certain productivity targets.

Following the consummation of the transactions described above, the Company continued to own 51% of the membership interests of ApolloMed Palliative, which now owns BCHC and HCHHA.

Results of Operations

Three months ended December 31, 2014 compared to three months ended December 31, 2013

The Company’s results of operations were as follows for the three months ended December 31:

	2014	2013	Change	Percentage change
Net revenues	$7,642,474	$2,834,161	$4,808,313	169.7%

Costs and expenses:
Cost of services	6,090,345	2,032,851	4,057,494	199.6%
General and administrative	2,889,598	1,603,625	1,285,973	80.2%
Depreciation and amortization	194,060	6,281	187,779	2989.6%
Total costs and expenses	9,174,003	3,642,757	5,531,246	151.8%

Loss from operations	$(1,531,529)	$(808,596)	$(722,933)	89.4%

The following table sets forth consolidated statements of operations for the three months ended December 31, 2014 and 2013, respectively, stated as a percentage of net revenues:

	% of Net Revenues
	2014	2013
Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	79.7%	71.7%
General and administrative	37.8%	56.6%
Depreciation	2.5%	0.2%
Total costs and expenses	120.0%	128.5%

Loss from operations	-20.0%	-28.5%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$1,874,226	Incremental revenue from the acquisition of AKM and SCHC
$2,316,452	Increase in MMG revenues due to higher patient lives
$508,183	Incremental revenue from the acquisition of BCHC and HCHHA
$21,677	Increase in clinic revenues due to acquisitions in 2013
$87,775	Increase in hospitalist and other revenue, primarily due to expansion of Medicare reimbursement guidelines under the Affordable Care Act

Cost of services are comprised primarily of physician compensation and related expenses. The (increase) decrease was attributable to:

$(1,661,364)	Incremental costs of service from the acquisition of AKM and SCHC
$(1,877,085)	Increase in MMG claim costs due to higher patient lives
$(294,638)	Incremental costs of service from the acquisition of BCHC and HCHHA
$(62,056)	Increase in ACC clinic costs due to acquisitions in 2013
$(234,891)	Increase in physician related costs attributable to increased hospitalist services
$72,540	Decrease in physician stock-based compensation

Cost of services as a percentage of net revenues increased principally due to the higher mix of Medicare and Medicaid payors.

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The (increase) decrease in general and administrative expenses was attributable to:

$142,604	Decrease in stock-based compensation to employees and consultants
$(558,356)	Increase in legal fees related to Lakeside litigation and to support corporate initiatives.
$(46,035)	Increase in personnel, services and related expenses related to the ACO initiative.
$(305,140)	Increase in administrative personnel and facilities costs to support growth in the business
$(290,760)	Incremental general and administrative expenses from the acquisition of AKM and SCHC
$(382,290)	Incremental general and administrative expenses from the acquisition of BCHC and HCHHA
$154,003	Decrease in other administrative costs

	2014	2013	Change

Depreciation and amortization expense	$194,060	$6,281	$187,779

Depreciation and amortization increased due to the acquisitions of BCHC, HCHHA, AKM and SCHC, which added additional depreciation expense of approximately $75,000 and additional amortization expense of $107,000 related to the intangible assets acquired during the current fiscal year (See Note 3 – Acquisitions in the Condensed Consolidated Financial Statements).

	2014	2013	Change
Interest expense	$362,935	$156,257	$206,678

Interest expense increased in 2014 primarily due to higher interest expense due to an increase in borrowings primarily related to the 2014 NNA financing.

	2014	2013	Change

Change in fair value of warrant and conversion liability	$358,433	$-	$358,433

The change in fair value of warrant and conversion liability resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liability, which considers among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note.

	2014	2013	Change

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,691,583)	$(964,792)	$(726,791)

Net loss attributable to Apollo Medical Holdings, Inc. increased primarily due to the higher cost of medical services in ACC, MMG, SCHC, BCHC and HCHHA, and an increase in legal fees and stock-based compensation.

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013

The Company’s results of operations were as follows for the nine months ended December 31:

	2014	2013	Change	Percentage change
Net revenues	$23,402,254	$7,970,276	$15,431,978	193.6%

Costs and expenses:
Cost of services	15,511,829	6,748,726	8,763,103	129.8%
General and administrative	8,350,837	4,569,020	3,781,817	82.8%
Depreciation and amortization	399,240	19,164	380,076	1983.3%
Total costs and expenses	24,261,906	11,336,910	12,924,996	114.0%

Loss from operations	$(859,652)	$(3,366,634)	$2,506,982	-74.5%

The following table sets forth consolidated statements of operations for the nine months ended December 31 stated as a percentage of net revenues:

	% of Net revenues
	2014	2013
Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	66.3%	84.7%
General and administrative	35.7%	57.3%
Depreciation	1.7%	0.2%
Total costs and expenses	103.7%	142.2%

Loss from operations	-3.7%	-42.2%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$3,746,755	Incremental revenue from the acquisition of AKM and SCHC
$5,213,689	Increase in MMG services due to increase in patient lives.
$508,183	Incremental revenue from the acquisition of BCHC and HCHHA
$5,382,617	ACO shared savings revenue
$523,795	Increase in clinic revenues due to ACC acquisitions
$56,939	Increase in hospitalist revenue, primarily due to expansion of hospitalist revenue related to
Medicare reimbursement guidelines under the Affordable Care Act

Cost of services are comprised primarily of physician compensation and related expenses. The (increase) decrease was attributable to:

$(2,963,988)	Incremental costs of service from the acquisition of AKM and SCHC
$(4,462,166)	Increase in MMG claim costs due to higher patient lives
$(294,638)	Incremental costs of service from the acquisition of BCHC and HCHHA
$(682,832)	Increase in ACC clinic costs due to acquisitions in October 2013
$(1,400,000)	Participating physician share of ACO savings revenue
$423,027	Decrease in other physician related costs
$617,495	Decrease in physician stock-based compensation

Cost of services as percentage of net revenues decreased principally due to the lower cost of ACO shared savings revenue (of approximately 26.0%).

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The (increase) decrease in general and administrative expenses was attributable to:

$349,104	Decrease in stock-based compensation to employees, partially offset by higher valuation of ACO shares to ACO physicians
$(2,016,243)	Increase in legal fees related to Lakeside litigation and to support corporate initiatives.
$(555,244)	Increase in personnel, services and related expenses related to the ACO initiative.
$(815,245)	Increase in administrative personnel and facilities costs to support growth in the business
$(839,706)	Incremental general and administrative expenses from the acquisition of AKM and SCHC
$(382,290)	Incremental general and administrative expenses from the acquisition of BCHC and HCHHA
$477,808	Decrease in other administrative costs

	2014	2013	Change

Depreciation and amortization expense	$399,240	$19,164	$380,076

Depreciation and amortization increased due to the acquisition of AKM, SCHC, BCHC and HCHHA which added additional depreciation expense of approximately $135,000 and additional amortization expense of $229,000 related to the intangible assets acquired during the current fiscal year (See Note 3 – Acquisitions in the Condensed Consolidated Financial Statements).

Income from operations increased $3,230,000 due to increased ACO shared savings revenue as discussed above partially offset by higher costs such the higher cost of medical services in ACC and MMG, and an increase in legal fees.

	2014	2013	Change
Interest expense	$969,060	$518,509	$450,551

Interest expense increased in 2014 primarily due to higher interest expense due to an increase in borrowings primarily related to the 2014 NNA financing.

	2014	2013	Change

Change in fair value of warrant and conversion liability	$480,568	$-	$480,568

The change in fair value of the warrant and conversion liability resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liability, which considers among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note.

	2014	2013	Change

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,993,014)	$(3,878,392)	$1,885,378

Net loss attributable to Apollo Medical Holdings, Inc. decreased primarily due to ACO shared savings revenue partially offset by higher cost of medical services in ACC, MMG, SCHC, BCHC, and HCHHA; and an increase in legal and professional fees and stock-based compensation.

Liquidity and Capital Resources

At December 31, 2014, the Company had cash equivalents of approximately $7.0 million compared to cash and cash equivalents of approximately $6.8 million at March 31, 2014. At December 31, 2014 the Company had borrowings totaling $8.6 million compared to borrowings at March 31, 2014 of $6.7 million.

The Company incurred the following net operating income and cash provided by operating activities for the nine months ended December 31, 2014:

Loss from operations	$(859,652)
Cash provided by operating activities	$652,315

The Company’s accumulated deficit and stockholders’ deficit at December 31, 2014 was as follows:

Accumulated deficit	$(18,340,602)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	$(1,953,892)

To date the Company has funded its operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities, which have provided funds for near-term operations and growth. On March 28, 2014, the Company entered into an equity and debt arrangement with NNA to provide $12,000,000 in funding, which included a $2,000,000 investment in Company common stock, $8,000,000 in term and revolving loans (of which the $1,000,000 revolving loan was drawn in December 2014), and a $2,000,000 convertible note commitment, which was drawn by the Company on July 31, 2014. The Company used approximately $3,100,000 in cash to finance the acquisitions of BCHC, HCHHA, AKM and SCHC during the nine months ended December 31, 2014. The Company believes its current cash balances, coupled with cash flow from operating activities will be sufficient to meet its working capital requirements for the foreseeable future. If the need for financing arises, the Company cannot assure that it will be available on acceptable terms, or at all.

Nine months ended December 31, 2014

For the nine months ended December 31, 2014, cash provided by operating activities was $652,315. This was the result of net loss of $1,363,055 offset by cash provided by non-cash expenses of $1,459,471 and the change in working capital of $555,899. Non-cash expenses primarily include depreciation expense, issuance stock-based compensation expense, amortization of financing costs, and accretion of debt discount.

Cash provided by working capital was due to:

Increase in accounts payable and accrued liabilities	$606,968
Increase in medical liabilities	$831,836
Decrease in prepaid expenses and advances	$2,741
Increase in due from affiliates	$80,298

Cash used by working capital was due to:

Increase in accounts receivable, net	$(850,823)
Increase in other assets	$(102,690)
Increase in other receivables	$(12,431)

For the nine months ended December 31, 2014, cash used in investing activities was $2,674,559related to the acquisitions of BCHC, HCHHA, AKM and SCHC aggregating $(3,076,233 ( net of cash and cash equivalents acquired of $660,893); and investment in office and technology equipment, partially offset by the proceeds of $438,884 from the sale of marketable securities.

For the nine months ended December 31, 2014, net cash provided by financing activities was $2,142,529 primarily as the result of the issuance of convertible notes payable of $2,000,000, $1,000,000 proceeds from the line of credit and the contributions by a non-controlling interest of $586,111 offset by principal payments on the term loan of $813,582, debt issuance costs of $20,000, the repurchase of common stock of $10,000 and distributions of $600,000 to a non-controlling interest shareholder.

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

Recently Issued Accounting Pronouncements

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

On November 18, 2014, the FASB issued ASU No. 2014-17, Business Combinations: Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. Implementation of this standard did not have a material effect on the consolidated financial statements of the Company.

Off Balance Sheet Arrangements

As of December 31, 2014, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of December 31, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Based on the foregoing material weaknesses, we have determined that, as of December 31, 2014, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 28, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., filed a similar lawsuit against Warren Hosseinion, the Chief Executive Officer of the Company. Dr. Hosseinion is defending the action and is currently being indemnified by the Company subject to the terms of an indemnification agreement and the Company’s charter. On September 9, 2014, Dr. Hosseinion filed a motion requesting the Court to stay the court proceeding and, pursuant to existing arbitration agreements, order the parties to arbitrate the dispute as part of the pending arbitration proceedings before JAMS (as discussed above). On October 29, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On November 13, 2014, Plaintiffs served Dr. Hosseinion with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angeles, and on November 19, 2014, the parties agreed to consolidate the two proceedings against Dr. Hosseinion with the two existing proceedings against the Company and its affiliates. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration.

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

ITEM 1A. RISK FACTORS

Omitted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ApolloMed and its affiliates issued unregistered securities as outlined below in reverse chronological order. Unless specifically noted below, each such security issuance was effected pursuant to Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. Each recipient of our securities had adequate access to information about us through such person’s relationship with us or through information provided to such person. We did not pay or give, directly or indirectly, any commission or other remuneration in connection with any of the issuances of securities listed below. In addition, the certificates, if any, issued representing the securities in the transactions listed below had a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws.

On various dates in October, November and December 2014, in connection with services provided to the Company, the Company issued to various employees and consultants options to purchase an aggregate of 75,000 shares of common stock of the Company, which options have an exercise price of $1.00 and vest evenly and monthly over a three year period.

On various dates in October, November and December 2014, in connection with services provided to the Company, the Company issued to Mr. Mitchell Creem, the Company’s Chief Financial Officer, options to purchase an aggregate of 15,000 shares of common stock of the Company, which options have an exercise price of $1.00 and vested upon grant.

On December 13, 2014, in connection with services provided to the Company, the Company issued to various physicians and consultants options to purchase 100,000 shares of common stock of the Company, which options have an exercise price of $1.00 and vest evenly and monthly over a three year period.

On November 18, 2014, in connection with services provided to the Company, the Company issued options to purchase 100,000 shares of common stock of the Company to an employee, which options have an exercise price of $1.00 and vest evenly and monthly over a one year period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of Southern California Heart Centers, A Medical Corporation and Southern California Heart Centers, A Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on August 14, 2014, and incorporated herein by reference).

3. 1	Certificate of Incorporation, as amended (filed as an exhibit to a Current Report on Form 8-K filed on January 21, 2015, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws, as amended (filed as a Current Report on Form 8-K on January 21, 2015, and incorporated herein by reference).

4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 25,000 shares of common stock (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).

4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012 and incorporated herein by reference).

4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012 and incorporated herein by reference).

4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013 and incorporated herein by reference).

4.5	Form of Investor Warrant for purchase of 37,500 shares of common stock, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013, and incorporated herein by reference).

4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.7	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.8	Common Stock Purchase Warrant to purchase 2,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.9	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.10	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.8	Common Stock Purchase Warrant to purchase 2,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.9	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

4.1	Common Stock Purchase Warrant to purchase 1,000,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit on Form 8-K on March 31, 2014, and incorporated herein by reference).

10.1	Contribution Agreement, dated as of October 27, 2014, by and between Dr. Sandeep Kapoor, M.D, Marine Metspakyan and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 27, 2014, and incorporated herein by reference).
10.2	Contribution Agreement, dated as of October 27, 2014, by and between Rob Mikitarian and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 27, 2014, and incorporated herein by reference).
10.3	Membership Interest Purchase Agreement, entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Apollo Medical Holdings, Inc., Dr. Sandeep Kapoor, M.D., Marine Metspakyan and Best Choice Hospice Care, LLC (filed as an exhibit to a Current Report on Form 8-K on October 27, 2014, and incorporated herein by reference).
10.4	Stock Purchase Agreement entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Rob Mikitarian and Holistic Care Home Health Agency, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 27, 2014, and incorporated herein by reference).
10.5	Lease Agreement dated October 14, 2014 by and among Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (filed as an exhibit on Quarterly Report on Form 10-Q on November 14, 2014, and incorporated herein by reference).
10.6	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K/A on December 8, 2014, and incorporated herein by reference).
10.7	Consulting and Representation Agreement between Flacane Advisors, Inc. and Apollo Medical Holdings, Inc., dated January 15, 2015 (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015, and incorporated herein by reference).
10.8	First Amendment and Acknowledgement, dated as of February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on February 11, 2015, and incorporated herein by reference).

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

Exhibit 101 – Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: February 23, 2015	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: February 23, 2015	By:	/s/ Mitchell R. Creem
Mitchell R. Creem
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

