Form 10-K
period 2015-03-31
Apollo Medical Holdings, Inc.
filed 2015-07-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Yes ☐   No ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTCQB on September 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was $13,916,424. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of September 30, 2014 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of July 8, 2015, there were 4,863,389 shares of common stock, $.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2015.

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2015

PART I

Introductory Comment

Unless the context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our”, “Apollo”, “ApolloMed” and similar words are to Apollo Medical Holdings, Inc., and its wholly owned subsidiaries and affiliated medical groups:

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We caution readers that this Report contains “forward-looking statements.” Forward-looking statements, written, oral or otherwise, are based on our current expectations or beliefs rather than historical facts concerning future events, and they are indicated by words or phrases such as, but not limited to, “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “continue,” “intend,” “target,” “contemplate,” “budgeted,” “will” and similar or comparable words, phrases or terminology. Forward-looking statements involve risks and uncertainties. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements in this Report. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections, and therefore there can be no assurance that any forward-looking statement contained herein, or otherwise, will prove to be accurate. The Company assumes no obligation to update such forward-looking statements.

We have a relatively limited operating history compared to others in our industry and we operate in a rapidly changing industry segment. As a result, our ability to predict results, or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that the forward-looking statements herein are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company on a condensed basis include those factors discussed under Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, and include, but are not limited to, the following:

•	Our ability to raise capital when needed to finance our ongoing operations and new acquisitions on acceptable terms and conditions;

•	Our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D.;

•	Our ability to locate, acquire and integrate new businesses;

•	The effect of laws and regulations that apply to our operations and industry;

•	The intensity of competition;

•	Our reliance on a few key payors; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

ApolloMed is a patient-centered, physician-centric integrated healthcare delivery company with a management team with over a decade of experience working to provide coordinated, outcomes-based medical care in a cost-effective manner. ApolloMed has built a company and culture that is focused on physicians providing high-quality care, population health management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. We believe that ApolloMed is well-positioned to take advantage of changes in the U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

ApolloMed operates in one reportable segment, the healthcare delivery segment, and implements and operates innovative health care models to create a patient-centered, physician-centric experience. Accordingly, we report our consolidated financial statements in the aggregate, including all of our activities in one reportable segment. ApolloMed has the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An Accountable Care Organization (“ACO”), which focuses on the provision of high-quality and cost-efficient care to Medicare fee-for-service patients;

•	Two independent practice associations (“IPAs”), which contract with physicians and provide care to Medicare, Medicaid, commercial and dual eligible patients on fee-for-service or risk and value based fee basis;

•	Clinics, which provide primary care and specialty care in the Greater Los Angeles area; and

•	Palliative care, home health and hospice services, which include, our at-home, and final-stages-of-life services.

Our revenue streams, which are described in greater detail below in “Our Revenue Streams and Our Business Operations,” are diversified among our various operations and contract types, and include:

•	Traditional fee-for-service reimbursement, which is the primary revenue source for our clinics; and

•	Risk and value-based contracts with health plans, third party IPAs, hospitals and the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”), which are the primary revenue sources for our hospitalists, ACO, IPAs and palliative care operations.

ApolloMed serves Medicare, Medicaid, HMO and uninsured patients primarily in California, as well as in Mississippi and Ohio (where our ACO has recently begun operations). We primarily provide services to patients that are covered by private or public insurance, although we do derive a small portion of our revenue from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

Our mission is to transform the delivery of healthcare services in the communities we serve by implementing innovative population health models and creating a patient-centered, physician-centric experience in a high performance environment of integrated care.

The original business owned by ApolloMed was ApolloMed Hospitalists (“AMH”), a hospitalist company, which was incorporated in California in June, 2001, and which began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. ApolloMed was initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy by providing high-quality care and innovative solutions for our hospital and managed care clients. In 2012, ApolloMed formed an ACO, ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”), and an IPA, Maverick Medical Group, Inc. (“MMG”). In 2013, we expanded our service offering to include integrated inpatient and outpatient services through MMG. In 2014, ApolloMed added several complementary operations by acquiring (either directly or through affiliated entities that are wholly-owned by Dr. Hosseinion) AKM Medical Group, Inc. (“AKM”) (an IPA), outpatient primary care and specialty clinics and hospice/palliative care and home health entities. Our largest acquisition to date, which was through an affiliate wholly-owned by Dr. Hosseinion, was of Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing. SCHC has a management services agreement with Apollo Medical Management, Inc. (“AMM”) pursuant to which AMM manages all non-medical services for SCHC and has exclusive authority over all non-medical decision making related to the ongoing business operations of SCHC.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed's owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: AMM, Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed ACO. Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of AMH, ApolloMed Care Clinic (“ACC”), MMG, AKM and SCHC. Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“ApolloMed Palliative”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc. AMM, PCCM and VMM each operates as a physician practice management company and is in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages all non-medical services for the affiliated medical group and has exclusive authority over all non-medical decision making related to ongoing business operations. The management agreements of AMM, PCCM and VMM generally provide for management fees that are recognized as earned based on a percentage of revenues or cash collections generated by the physician practices. Further, under each of AMM’s management agreements, the management fee and services provided are reviewed annually and the management fee is adjusted as necessary to reflect the fair market value of AMM’s services. ApolloMed ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

On February 17, 2015, ApolloMed entered into a long-term management services agreement (the “Bay Area MSA”) with a hospitalist group located in the San Francisco Bay Area. Under the Bay Area MSA, ApolloMed will provide all business administrative services, including billing, accounting, human resources management and supervision of all non-medical business operations. ApolloMed has evaluated the impact of the Bay Area MSA and has determined it triggers variable interest entity accounting, which requires the consolidation of the hospitalist group into the Company’s consolidated financial statements.

INDUSTRY OVERVIEW

U.S. healthcare spending has increased steadily over the past 20 years. According to the CMS, the estimated total U.S. healthcare expenditures are expected to grow by 5.7% for 2013 through 2023, comprising 19.3% of the U.S. gross domestic product by 2023. CMS projects total U.S. healthcare spending to grow by an average annual growth rate of 6.0% from 2015 through 2023. By these estimates, U.S. healthcare spending is expected to exceed average growth in U.S. gross domestic product 1.1 percentage annually.

These spending increases have been driven, in part, by the aging baby boomer generation, lack of a healthy lifestyle, both in terms of diet and exercise, rapidly increasing costs in medical technology and pharmaceutical research, the steady growth of the U.S. population and provider reimbursement structures that many argue promote volume over quality. Additionally, as the healthcare Exchanges and Medicaid expansions become operational, healthcare spending is projected to increase even more.

Hospitalists

Hospital care expenditures represent the largest segment of healthcare industry spending. According to CMS estimates, total hospital spending is anticipated to slow to 4.1 percent in 2013, reaching $918.8 billion, compared with 4.9% in 2012. In 2015, hospital spending is projected to increase 5.1 percent due to the continued effects of the Affordable Care Act (ACA) insurance expansion combined with the effect of faster economic growth. For 2016 through 2023, continued population aging combined with the improved economic conditions are expected to result in projected average annual growth of 6.2 percent.

Hospitalists assume the inpatient care responsibilities that are otherwise provided by the primary care physician or other attending physician and are reimbursed by third parties using the same visit-based or procedural billing codes as would be used by the primary care physician or attending physician. Hospitalists focus exclusively on inpatient care without the distraction of outpatient care responsibilities. Additionally, by practicing each day in the same facility, hospitalists perform consistent functions, interact regularly with the same specialists and other healthcare professionals and become accustomed to specific and unique hospital processes, which can result in greater efficiency, less process variability and better patient outcomes. Finally, hospitalists manage the treatment of a large number of patients with similar clinical needs and therefore develop practice expertise in both the diagnosis and treatment of common conditions that require hospitalization. For these reasons, we believe that hospitalists generate operating and cost efficiencies and produce better patient outcomes.

According to the Society of Hospital Medicine (“SHM”), the number of hospitalists has grown over the past decade from a few hundred to more than 40,000 at the end of 2013, making it one of the fastest-growing medical specialties in the U.S.

As of March 31, 2015, ApolloMed Hospitalists provided hospitalist, intensivist and physician advisor services at over 20 hospitals in Southern California and Central California and had contracts with over 50 IPAs, medical groups, health plans and hospitals.

IPAs

Medicare:

The Medicare program was established in 1965 and became effective in 1967 as a federally funded U.S. health insurance program for persons aged 65 and older, and it was later expanded to include individuals with end-stage renal disease and certain disabled persons, regardless of income or age. Initially, Medicare was offered only on a fee-for-service (“FFS”) basis. Under the Medicare FFS payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, healthcare provider or facility certified by Medicare. CMS reimburses providers, based on a fee schedule, if Medicare covers the service and CMS considers it medically necessary.

Growth in Medicare spending is expected to continue to increase due to population demographics. According to the U.S. Census Bureau, from 1970 to 2014, overall U.S. population grew 54% while the number of Medicare enrollees grew by more than 140% over that time period. There were approximately 45 million Americans aged 65 or older in the U.S. in 2013, comprising approximately 14.1% of the total population. By the year 2030, the number of these elderly persons is expected to climb to 72.8 million, or 20% of the total population. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the U.S. each year.

Medicare Advantage is a Medicare health plan program developed and administered by CMS as an alternative to the traditional FFS Medicare program. Medicare Advantage plans contract with CMS to provide benefits to beneficiaries for a fixed premium PMPM. According to the Kaiser Family Foundation, in 2013, Medicare Advantage represents only 28% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors. The share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 28% in 2013 from approximately 13% in 2004. The reasons for this include: plan costs can be significantly lower than the corresponding cost for beneficiaries in the traditional Medicare FFS program, plans typically provide extra benefits and provide preventive care and wellness programs.

Many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as ApolloMed. These integrated healthcare systems, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. Reimbursement models for these arrangements vary around the country. In California, health plans typically prospectively pay the IPA or medical group a fixed Per Member Per Month amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to medical groups or IPAs, in the aggregate, represent a prospective budget from which the IPA manages care-related expenses on behalf of the population enrolled with that IPA. Those IPAs or medical groups that manage care-related expenses under the capitated levels will realize an operating profit; if care-related expenses exceed projected levels, the IPA will realize an operating deficit.

Integrated healthcare delivery companies such as ApolloMed can utilize their medical care and quality management strategies and interventions for potential high cost cases and aggressively manage them to improve the health of its population and therefore lower costs for these patients. Additionally, IPAs and medical groups such as MMG have established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high quality care delivered to members and to initiate improvement efforts for physicians whose results can be enhanced.

ApolloMed arranges for the provision of managed care services through IPAs, namely MMG and AKM, and has entered into capitation agreements with health plans, either directly or through a MSO.

Medicaid:

Medicaid is a federal entitlement program administered by the states that provides healthcare and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, which is calculated annually and varies inversely with the average personal income in the state. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal guidelines. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated care, to improve preventive care and to control healthcare costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan then arranges for the provision of healthcare services by contracting either directly with providers or with IPAs and medical groups, such as MMG or AKM. Both MMG and AKM have entered into capitation agreements with health plans, either directly or through a Management Services Organization.

Commercial:

Patients enrolled in health plans offered through their employers are generally referred to as commercial members. According to the Robert Wood Johnson Foundation, in 2011 approximately 60% of non-elderly U.S. citizens received their healthcare benefits through their employer, which contracted with health plans to administer these healthcare benefits. Nationally, commercial employer-sponsored health plan enrollment was approximately 159 million in 2011.

Dual Eligibles:

A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS estimates, there are approximately 10.7 million dual eligible enrollees with annual spending of approximately $285 billion. Only a small percentage of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic conditions. In some states, dual eligible patients are being voluntarily enrolled and/or auto-assigned into managed care programs. In California, eight counties are participating in the duals pilot program.

Health Reform Acts:

In an effort to reduce the number of uninsured and to begin to control healthcare expenditures, President Obama signed the ACA in 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Acts”) into law in March 2010. The Health Reform Acts seeks a reduction of up to 32 million uninsured individuals by 2019, while potentially increasing Medicaid coverage by up to 16 million individuals and net commercial coverage by 16 million individuals. CMS projects that the total number of uninsured Americans will fall to 23 million by 2023 from 45 million in 2012. This represents a significant new market opportunity for health plans and integrated healthcare delivery companies.

As of March 31, 2015, MMG and AKM delivered services to nearly 10,000 members through a network of over 130 primary care physicians and over 360 specialist physicians.

Accountable Care Organizations

One provision of the Health Reform Acts of 2010 required CMS to establish a MSSP that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”), which, as described below, are eligible to participate in some of the savings generated by such ACOs. The program was designed for beneficiaries in the Medicare FFS program, which covers approximately 72% of Medicare recipients, or approximately 36 million eligible Medicare beneficiaries. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care and reduce unnecessary costs. Eligible providers, hospitals and suppliers may participate in the MSSP by creating an ACO and then applying to CMS. MSSP ACOs must have at least 5,000 Medicare beneficiaries in order to be eligible to participate in the program.

The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The MSSP will reward ACOs that lower their healthcare costs while meeting performance standards on quality of care and patient satisfaction. Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the program’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A MSR must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACO. The MSR varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and grading to 2% for ACOs with more than 60,000 patients.

CMS assigns a beneficiary to the preliminary roster of an ACO if the ACO physicians billed for a “plurality” of services during the calendar year preceding the performance period. A plurality means the ACO physicians provided a greater proportion of primary care services, measured in terms of allowed charges, than the physicians in any other ACO or Medicare-enrolled tax identification number. CMS sets the benchmark for each ACO using the historical medical costs of the beneficiaries assigned to the ACO. Under the final MSSP rules, primary care physicians may only join one ACO, unless they have more than one Medicare tax identification number.

Palliative Care; Home Health and Hospice Organizations

Hospice companies serve terminally ill patients and their families. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending on a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. Hospice services are provided primarily in the patient’s home or other residence, such as an assisted living residence or nursing home, or in a hospital. Medicare’s hospice benefit is designed for patients expected to live six months or less. Hospice services for a patient can continue, however, for more than six months, so long as the patient remains eligible as reflected by a physician’s certification.

Home health care companies provide direct home nursing and therapy services in addition to nutrition and disease management education. These services are provided by licensed and Medicare-certified skilled nurses and other paraprofessional nursing personnel.

OUR OPERATIONS

Our Hospitalist Operation

Through our affiliated physician group, AMH, we:

1.          Provide admission, daily rounding and discharge of patients at acute care hospitals and long-term acute hospitals for health plans, hospitals and IPAs

2.          Evaluate patients in the emergency room to determine if they may be safely discharged to home, a skilled nursing facility or other facility

3.          Provide Physician Advisor consultative services for hospitals, which entails meeting daily with hospital case managers to review the charts, lab studies and imaging studies of hospitalized patients to determine if they meet criteria for continued stay in the hospital, to determine observation vs. inpatient status and to evaluate proper coding

4.          Provide intensivist/ICU services for hospitals

5.          Provide out-of-network to in-network transfers of patients for health plans and IPAs

Our IPA Operation

Our IPAs are networks of independent primary care physicians and specialists who collectively care for HMO patients under either a capitated payment or fee-for-service arrangement. Under the capitated model, an HMO pays our IPAs a PMPM rate, or a “capitation” payment, and then assigns our IPAs the responsibility for providing the physician services required by the applicable patients. The physicians in our IPAs are exclusively in control of and responsible for all aspects of the practice of medicine for our patients. Each of our IPAs enters into contracts with HMOs, either directly or through a risk-shifting arrangement with MSOs, to provide physician services to enrollees of the HMOs. Most of the HMO agreements have an initial term of two years renewing automatically for successive one-year terms. The HMO agreements generally provide for a termination by the HMOs for cause at any time, although we have never experienced a termination. The HMO agreements generally allow either party to terminate the HMO agreements without cause with a four to six month notice.

Through our two IPAs, MMG and AKM, we provide the following services:

1.          Physician recruiting

2.          Physician contracting

3.          Medical management, including utilization management and quality assurance

4.          Provider relations

5.          Member services, including annual wellness evaluations

6.          Education of physicians on proper coding

7.          Data collection and analysis

8.          Pre-negotiating contracts with specialists, labs, imaging centers, nursing homes and other vendors

Our ACO Operation

Through our accountable care organization, we provide the following services for our physicians and patients:

1.          Population health management, using the Cerecons IT platform to analyze monthly claims data from CMS and data collected from each physician’s practice

2.          Care coordination in the inpatient and outpatient settings using case managers

3.          High-risk management of patients with multiple chronic conditions

4.          Education of our physicians. For example, we have a partnership with Boehringer Ingelheim to educate our physicians on patients with chronic obstructive pulmonary disease (“COPD”)

5.          Services for our patients. For example, we have a partnership with Rite Aid to provide health education, medication reconciliation and motivational interviewing for our patients

6.          Promote use of evidence-based medicine by our physicians

As of June 16, 2015, ApolloMed ACO had over 1,000 physicians and nearly 40,000 Medicare FFS beneficiaries in California, Mississippi and Ohio.

ACO has entered into an agreement with Prospect Medical Group (PMG) that, among other things, grants to PMG a right of first refusal to acquire the ACO network of physicians who were contracted with PMG and introduced to ACO by PMG. This right takes effect only if ACO elects to sell its operations and terminates on the termination of the agreement between ACO and PMG. We estimate that no more than 20 physicians would be subject to PMG’s right of first refusal.

Our Care Clinics

Our outpatient clinics provide both primary care as well as specialty services, such as cardiology services. ApolloMed also owns an imaging center complete with MRI, CT, cardiac echo, ultrasound and nuclear and exercise stress-test equipment. Our clinics focus on the efficient delivery of ambulatory treatment and ancillary services, with an increasing emphasis on preventive care and management of chronic conditions. Our clinics also serve as post-discharge centers for patients who have just left the hospital.

Our clinics are located within our historical core service areas in Los Angeles. The clinics we acquired in 2014 have served their communities for many years, handle approximately 20,000 patient visits per year and provide adult primary care, pediatric specialty services and lab and imaging services.

Our Palliative Care, Home Health and Hospice Service Operations

Our palliative care, home health and hospice operations provide hospice, palliative care and home health services for patients using a combination of physicians, nurses and other healthcare workers. For hospice services, depending on the needs of the specific patient in each case, our service team may include, a physician, a nurse, a home health aide, a medical social worker, a chaplain, a dietary counselor and a bereavement coordinator. Our hospice and palliative care services are provided in the patient's home, assisted living or nursing home or in a hospital. Our home health services are provided directly in each patient’s home, and may include skilled nursing and therapy services, as well as specialty programs such as disease management education, nutrition and help with daily living activities.

Our hospice and home health services are currently offered only in Southern California, with an average daily census of about 40 hospice patients and 100 home health patients.

As of March 31, 2015, entities owned by our 51% subsidiary, ApolloMed Palliative, served over 150 patients on a daily basis.

OUR CORPORATE INFORMATION

ApolloMed’s principal executive offices are located at 700 North Brand Blvd., Suite 220, Glendale, California 91203. ApolloMed was incorporated in the State of Delaware on November 1, 1985 under the name of McKinnely Investment, Inc. On November 5, 1986 McKinnely Investment, Inc. changed its name to Acculine Industries, Incorporated and Acculine Industries, Incorporated changed its name to Siclone Industries, Incorporated on May 24, 1988. On July 3, 2008, Apollo Medical Holdings, Inc. merged into Siclone Industries, Incorporated and Siclone Industries, Incorporated, as the surviving entity from the merger, simultaneously changed its name to Apollo Medical Holdings Inc. ApolloMed’s telephone number is (818) 396-8050 and its website URL is http://apollomed.net/, which is included herein as an inactive textual reference. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Report.

Employees

As of March 31, 2015, ApolloMed, its subsidiaries and its consolidated affiliates (including affiliated clinics) had 150 employees and over 40 employed or independent contractor physicians. We also had a broader physician network which consisted as of March 31, 2015, of approximately 1,000 additional contracted physicians who provided services to us. None of our employees is a member of a labor union, and we have never experienced a work stoppage.

STRENGTHS AND COMPETITIVE ADVANTAGES

The following are some of the material opportunities that we believe exist for our Company.

Diversification

Through its subsidiaries and consolidated affiliates, ApolloMed has been able to reduce its business risk and increase revenue opportunities by diversifying its service offerings and expand its ability to manage patient care across a horizontally integrated care network. Our revenue is spread across our operations. Additionally, with its ability to monitor and manage care within its wide network, ApolloMed is a more attractive business partner to health plans, IPAs and health systems seeking to provide better access to care at lower costs.

Strong Management Team

The ApolloMed management team and Board of Directors have decades of experience managing physician practices, risk-based organizations, health plans, hospitals and health systems. Collectively, they have a keen understanding of the healthcare marketplace, emerging trends and an exciting vision for the future of healthcare delivery that is driven by physician-driven healthcare networks.

Scalable Business Model

ApolloMed believes that elements of its physician-driven model of care can be replicated in different communities across the nation. These elements have been rolled out across different cities in Los Angeles County with a population size of 13 million, as well as Orange County and Tulare County in California. We have also established a presence with our ACO model in Ohio and Mississippi, although we have not derived any revenue from such states yet.

Strong Relationships with Physicians

As of March 31, 2015, the ApolloMed physician network consisted of over 1,000 additional contracted physicians, including hospitalists, primary care physicians and specialist physicians, through our owned and affiliated physician groups and ACO.

Long-Standing Relationships with Clients Generating Recurring Contractual Revenue

ApolloMed has long-standing relationships with multiple health plans, hospitals, hospital systems and IPAs which have been generating recurring contractual revenue.

Comprehensive and Effective Medical Management Programs

ApolloMed has developed comprehensive and effective programs for patients with multiple chronic conditions as well as hospitalized patients. ApolloMed has also developed its own protocol for identifying high-risk patients. In addition, ApolloMed has developed expertise in population health and care coordination for its ACO and IPA patients.

OUR GROWTH STRATEGY

Our mission is to transform the delivery of health services to the communities we serve by implementing innovative population health and care coordination models and by creating a patient-centered, physician-centric experience in a high-performing environment of integrated care.

Our strategy is forward looking and aspirational in nature. While we have taken many concrete steps to achieve our strategy, the disclaimers in this Report applicable to forward looking statements apply to this section, and we may not achieve our strategy goals. The principal elements of our strategy are to:

1. Pursue growth opportunities in established markets. We continuously work to identify growth opportunities in established markets we serve by working with our local network physicians. Opportunities may include continued physician enrolment for MMG and ApolloMed ACO, additional or expanded hospitalist contracts, new risk-based insurance contracts and new clinic acquisitions.

2. Continue to strengthen our market presence and reputation. We position ourselves to thrive in a changing healthcare environment by continuing to build and operate high-performing, patient-centered care networks, fully engaging in health and wellness and enhancing our reputation in our markets. We focus particularly on patient safety, patient satisfaction, care coordination, population health and implementing clinical quality best practices across all our types of operations. We measure the health status of our patients with the goal to directly improve their health.

3. Focus on high-quality, patient-centered care. We provide high-quality, patient-centered care in our communities. We have implemented several initiatives to maintain and enhance the delivery of high-quality care, including clinical best practices, information technology and tools, coordination of care, home visits, annual wellness exams and population health.

4. Drive physician collaboration and alignment. We foster a collaborative approach among our physicians to provide clinically superior healthcare services. We provide resources to our physicians sufficient to support the necessary, high-quality services to our patients. We have implemented several initiatives, including active participation of physician leadership in ApolloMed ACO, MMG, AKM and hospitalist boards and subcommittees, training programs and information technology resources. In addition, we are aligning with our physicians in various forms of risk contracting, including pay-for-performance.

5. Expand ambulatory services and further our population health strategies. We are flexible and competitive in a dynamic healthcare environment. We will continue to add resources to our ambulatory care services. We intend to pursue further strategies in physician practice management and population health services. We also intend to pursue the expansion of certain strategic products and services, such as home health care, hospice and palliative care and urgent care centers in an attempt to create a more comprehensive network of healthcare services.

6. Pursue selective acquisitions. We believe that our organization, built on patient-centered healthcare and clinical quality and efficiency, gives us a competitive advantage in expanding our services in our existing markets as well as other markets through acquisitions or partnerships. We continue to monitor opportunities to acquire hospitalist groups, IPAs, ACOs and clinics that fit our vision and long-term strategies.

7. Expand our relationships with payors and facilities in selective markets across the U.S. We intend to further develop relationships with existing and new health plans and hospitals in selective markets across the U.S. in order to participate in the growing Medicare Advantage, Medicaid HMO and dual-eligible segments, under both risk-bearing and value-based contracts.

Hospitalists. We believe that attractive growth opportunities exist for our hospitalists’ inpatient business due to the increasing need for improved efficiencies in the hospital from both payors and hospital management teams. Our physicians work closely with our partners to improve the care given to patients and their families and enhance how care is coordinated within the hospital and upon discharge of the patient. We have designed programs for some of the largest health plans and hospital chains in California to improve outcomes, reduce over-utilization, reduce Medicaid denial rates, optimize lengths of stay, optimize senior and commercial bed-days, improve HCAHPS scores, improve hospital core measures, improve documentation and reduce 30-day readmissions. In addition, our physicians consult with the hospital management teams to assist in Medicaid denial reviews, case management and improving discharge management.

We believe that the demand for hospitalists, including our hospitalists’ inpatient business, will continue to grow due to the following significant changes in the healthcare delivery system:

•          The primary care physician’s role in hospital care appears to be decreasing due to the increasingly specialized nature of hospital care, the demands of treating increasingly sicker patients in the hospital and higher acuity patients in the clinic, the increased time it takes to round on patients in the hospital due to electronic health records and the desire to reduce on-call obligations.

•          Hospitals have a greater need for consistent on-site physician availability due to the increasing severity of illness required to justify hospital admissions, the need to reduce readmissions, the need for better documentation and external pressures to decrease the inpatient length of stay.

•          Health plans, IPAs and other payors are searching for strategies to control the increase in inpatient expenditures.

•          There is increasing pressure in providing a coordinated continuum of care for patients to improve the quality of care, improve patient satisfaction and to reduce costs over an entire episode of care.

IPAs.

Senior/Medicare Advantage Market Opportunity. We believe that significant growth opportunities exist for patient-centered, physician-centric integrated groups in serving the growing senior market. At present, approximately 51 million Americans are eligible for Medicare. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. Also, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. In addition, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program.

Medicaid Program and Dual Eligibles. As a result of the Health Reform Acts, CMS projects that the total number of uninsured Americans will fall to 23 million by 2023 from 45 million in 2012. This represents a significant new market opportunity for health plans and integrated healthcare delivery companies such as ApolloMed, and we believe that we are strategically positioned to benefit from this expansion.

“Dual-eligibles” present another opportunity for ApolloMed. Based on CMS data, we estimate there are approximately 10.7 million dual-eligible enrollees with annual spending of approximately $285 billion. We believe this represents a significant opportunity for companies like ours that have the capabilities to effectively manage this sicker population.

Accountable Care Organization.

We believe that there are growth opportunities in the ACO market, both through starting new ACOs in new geographies as well as by acquisition of, or joint ventures with, existing ACOs. Additionally, we believe that there is the possibility that CMS will change the business model of ACOs, possibly to some sort of partial or full capitated model. We also believe that ACOs will increasingly contract with health plans for commercial patients.

Palliative Care, Home Health and Hospice.

We believe that there are multiple factors that will contribute to the growth of the hospice and home health industry, including (1) increasing consumer and physician awareness and interest in hospice, palliative and home health services, (2) recognition that in-home services can be a cost-effective alternative to more expensive institutional care (3) aging demographics and hanging family structures in which more aging people will be living alone and may be in need of assistance, (4) the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one’s own home and (5) medical and technological advances that allow more healthcare procedures and monitoring to be provided at home.

CONSOLIDATION OF OUR AFFILIATES

Our consolidated financial statements include our accounts and those of our subsidiaries and affiliated medical practices. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with our affiliates, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by our affiliates, except in the case of gross negligence, fraud, or other illegal acts by ApolloMed, or bankruptcy of ApolloMed.

Through the management agreements and our relationship with the stockholders of our affiliates, we have exclusive authority over all non-medical decision making related to the ongoing business operations of our affiliates. Consequently, we consolidate the revenue and expenses of our affiliates from the date of execution of the management agreements, as the primary beneficiary of these variable interest entities.

OUR REVENUE STREAMS AND OUR BUSINESS OPERATIONS

Our Revenue Streams

ApolloMed’s generates revenue through various contractual agreements which vary in both structure and by type of business operation. These contracts are multi-year renewable contracts that include traditional “fee for service,” capitation, case rates, professional and institutional risk contracts. Our revenue streams consist of contracted, fee-for-service, capitation, and MSSP revenue:

Contracted revenue

Contracted revenue represents revenue generated under contracts for which ApolloMed provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Additionally, contract revenue also includes supplemental revenue from hospitals where ApolloMed may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at a specific facility. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Additionally, ApolloMed derives a portion of ApolloMed’s revenue as a contractual bonus from collections received by ApolloMed’s partners and such revenue is contingent upon the collection of third-party billings.

Fee-for-service revenue

Fee-for-service revenue represents revenue earned under contracts in which ApolloMed bills and collects the professional component of charges for medical services rendered by ApolloMed’s contracted and employed physicians. Under the fee-for-service arrangements, ApolloMed bills patients for services provided and receives payment from patients or their third-party payors. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to ApolloMed’s billing center for medical coding and entering into ApolloMed’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services.

Capitation revenue

Capitation revenue represents revenue that ApolloMed generates based on agreements that generally make ApolloMed or its affiliates liable for excess medical costs. The use of capitation under provider service agreements (“PSAs”) is intended to control the use of health care resources by putting ApolloMed or its affiliates at financial risk for services provided to patients. Capitation is a fixed amount of money per patient per unit of time paid in advance to ApolloMed for the delivery of health care services. The actual amount of money paid is determined by the ranges of services that we provide, the number of patients involved, and the period of time during which the services are provided. Capitation rates under our PSAs are generally based on local costs and average utilization of services. To ensure that contracting physicians do not provide suboptimal care through under-utilization of health care services, many managed care organizations measure rates of resource utilization in physician practices. These reports are made available to the public as a measure of health care quality, and can be linked to financial rewards, such as bonuses. For example, ApolloMed receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria.

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

Medicare Shared Savings Program Revenue

ApolloMed through its subsidiary, ApolloMed ACO, participates in the MSSP sponsored by the CMS. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a newly formed program with minimal history of payments to ACO participants. ApolloMed considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

Types of Revenue by Business Operation

Each of our synergistic operations generates revenue in the following manners:

•     Hospitalist Operation - AMH contracts with health plans or IPAs to be paid on fee schedules or case rates to see patients and earns revenue primarily on a contracted basis. AMH also contracts directly with hospitals for fixed monthly stipends for continuous staffing coverage.

•     IPA Operation - MMG and AKM are traditional IPAs that earn revenue based on capitation payments from health plans. In California, health plans prospectively pay the IPA or medical group a fixed Per Member Per Month amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to medical groups or IPAs, in the aggregate, represent a prospective budget from which the IPA manages care-related expenses on behalf of the population enrolled with that IPA. Those IPAs or medical groups that manage care-related expenses under the capitated levels will realize an operating profit; if care-related expenses exceed projected levels, the IPA will realize an operating deficit.

•     ACO Operation - ApolloMed ACO is a “Shared Savings” performance model that is a contracted with CMS and earns revenue from MSSP based on cost-savings achieved. The MSSP will reward ACOs that lower their healthcare costs while meeting performance standards on quality of care and patient satisfaction. Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the program’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A MSR must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACO. The MSR varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and grading to 2% for ACOs with more than 60,000 patients.

•     Care Clinics - ApolloMed Care Clinic’s clinics receives the majority of its revenues from traditional fee-for-service models where the physicians are paid based on professional fee schedules from various health plans, and also receives capitated payments from IPAs, including from MMG.

•     Palliative Care, Home Health and Hospice Service Operations - ApolloMed Palliative, which includes Best Choice Hospice and Holistic Home Health, receives both fee-for-service and contracted revenues. Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, ApolloMed estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including (i) the average length of time of each treatment as compared to a standard 60 day episode (ii) any differences between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience, as well as (iii) the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60 day episodic period or are subject to certain other factors during the episode. Medicare revenues for Hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk.

Key Payors

ApolloMed has a few key payors that represent a significant portion of its net revenues. For the fiscal year ended March 31. 2015, three key payors accounted for 60.3% of ApolloMed’s net revenues. For the two months ended March 31, 2014, four key payors accounted for 49.8% of ApolloMed’s net revenues. For the twelve months ended January 31, 2014, three key payors accounted for 47.6% of ApolloMed’s net revenues.

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Medicare/Medi-Cal	34.8%	14.3%	17.8%
L.A Care	13.2%	12.1%	*
Healthnet	12.3%	*	*
Hollywood Presbyterian	*	11.8%	15.9%
California Hospital	*	11.6%	13.9%

*   Represents less than 10%

GEOGRAPHIC COVERAGE

As of March 31, 2015, through our managed physician practices, we provided hospitalist services at over 20 acute-care hospitals and long-term acute care facilities in Southern and Central California, and operated primary care and specialty medical clinics in the Los Angeles area. MMG and AKM each provides primary and specialist care through its contracted physicians throughout the Greater Los Angeles area. ApolloMed ACO had nearly 40,000 Medicare beneficiaries assigned to it by CMS in California, Mississippi and Ohio.

The Company’s business and operations are primarily in one state, California. While the Company operates through ApolloMed ACO outside of California, it has not derived any revenues from operations outside of California, and, it currently derives all of its revenues from California.

COMPETITION

The healthcare industry is highly competitive. We compete for customers with many other healthcare providers, including local physicians and practice groups as well as local, regional and national networks of physicians, hospitals and other healthcare companies.

Hospitalists

The market for hospitalists within this industry is highly fragmented. ApolloMed faces competition from numerous small inpatient practices as well as large physician groups. Some of our competitors operate on a national level, such as EmCare, Team Health, IPC-The Hospitalist Company and Sound Physicians, and may have greater financial and other resources available to them. In addition, because the market for hospitalist services is highly fragmented and the ability of individual physicians to provide services in any hospital where they have certain credentials and privileges, competition for growth in existing and expanding markets is not limited to our largest competitors.

IPAs

ApolloMed’s affiliated IPAs, MMG and AKM, operate in a highly competitive market. They compete with other IPAs, medical groups and hospitals. Some of our competitors may have greater financial and other resources available to them. For example, in Los Angeles, examples of our competitors include Regal Medical Group and Lakeside Medical group, which are part of the Heritage Provider Network, as well as HealthCare Partners, which is owned by DaVita HealthCare Partners.

ACCOUNTABLE CARE ORGANIZATION

ApolloMed ACO competes with hospitals, sophisticated provider groups, and management service organizations in the creation, administration, and management of ACOs. Some of our competitors may have greater financial and other resources available to them. For example, in Los Angeles, our competitors include Heritage California ACO, which is part of the Heritage Provider Network and operates a Pioneer ACO and HealthCare Partners ACO, which is owned by DaVita HealthCare Partners and which participates in the MSSP.

PALLIATIVE CARE, HOME HEALTH AND HOSPICE

The palliative care, home health and hospice industries are highly competitive and fragmented. Palliative care and hospice providers include not-for-profit and charity-funded programs that may have strong ties to their local communities and for-profit programs that may have greater financial and marketing resources available to them. Home health providers include not-for-profit and for-profit facility-based agencies, such as hospitals or nursing homes, as well as independent companies, some of which are large publicly-traded companies.

PROFESSIONAL LIABILITY AND OTHER INSURANCE COVERAGE

Our business has an inherent risk of claims of medical malpractice against our affiliated physicians and us. We and our independent physician contractors pay premiums for third-party professional liability insurance that indemnifies us and our affiliated hospitalists on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. All of our physicians carry first dollar coverage with limits of liability equal to $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year.

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

NNA FINANCING ARRANGEMENTS

On March 28, 2014, we entered into a Credit Agreement (the “Credit Agreement”) pursuant to which NNA, an affiliate of Fresenius, extended to us (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014. The Term Loan and Revolving Loan mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Term Loan may be prepaid at any time without penalty or premium. The loans extended under the Credit Agreement are secured by substantially all of our assets, and are guaranteed by our subsidiaries and consolidated entities. The guarantees of these subsidiaries and consolidated entities are in turn secured by substantially all of the assets of the subsidiaries and consolidated entities providing the guaranty. Any entity that subsequently becomes a subsidiary or consolidated entity will be required to provide a similar guaranty secured by substantially all of its assets and to comply with all of the other applicable requirements in the Credit Agreement and NNA Convertible Note.

Concurrently with the Credit Agreement, we entered into an Investment Agreement with NNA (the “Investment Agreement”), pursuant to which it issued to NNA a Convertible Note in the original principal amount of $2,000,000 (the “NNA Convertible Note”). We drew down the full principal amount of the NNA Convertible Note on July 30, 2014. The NNA Convertible Note matures on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. We may redeem amounts outstanding under the NNA Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding under the NNA Convertible Note are convertible at NNA’s sole election into shares of our common stock at an initial conversion price of $10.00 per share. Our obligations under the NNA Convertible Note are guaranteed by our subsidiaries and consolidated entities (including any subsidiaries or consolidated entities that are acquired or formed in the future).

On February 6, 2015, we entered into a First Amendment and Acknowledgement (the “Acknowledgement”) with NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. The Acknowledgement amended some provisions of, and/or provided waivers in connection with, each of (i) the Registration Rights Agreement between the Company and NNA, dated March 28, 2014 (the “Registration Rights Agreement”), (ii) the Investment Agreement, (iii) the NNA Convertible Note, and (iv) the NNA Warrants. The amendments to the Registration Rights Agreement included amendments with respect to the timing of the filing deadline for a resale registration statement for the benefit of NNA.

 Under the Investment Agreement, we issued to NNA warrants to purchase up to 300,000 shares of our common stock at an initial exercise price of $10.00 per share and warrants to purchase up to 200,000 shares of our common stock at an initial exercise price of $20.00 per share (collectively, the “NNA Warrants”).

The Credit Agreement, Investment Agreement and NNA Convertible Note contain various representations, warranties and covenants that we made, including the following:

• We and our subsidiaries and consolidated entities are prohibited from acquiring another entity or business with a purchase price greater than $500,000 without NNA’s prior consent.

• We and our subsidiaries and consolidated entities are prohibited from creating or acquiring new subsidiaries without NNA’s prior approval. We are further prohibited from creating or acquiring any subsidiary that is not wholly-owned by us or one of our subsidiaries.

• We are required to meet certain financial covenants as to consolidated EBITDA, leverage ratio, fixed charge coverage ratio and consolidated tangible net worth (in the case of consolidated tangible net worth, adding back certain goodwill and intangible assets of some of our acquisitions). In particular, we are required (i) to maintain a consolidated tangible net worth of no less than $(3,700,000) as of March 31, 2015, June 30, 2015 and September 30, 2015, respectively, and a consolidated tangible net worth of no less than $0 as of December 31, 2015, and (ii) to have consolidated EBITDA of not less than $1,000,000 and a fixed charge coverage ratio of not less than 1.25 to 1.0, in each case as of September 30, 2015.

• We are prohibited from being acquired by merger or consolidation without NNA’s prior consent. With certain exceptions, neither us nor any of our subsidiaries or consolidated entities may sell or dispose of any assets.

• With certain exceptions, neither us nor any of our subsidiaries or consolidated entities may incur any indebtedness or permit any liens to be placed on their properties without NNA’s prior consent.

• With certain exceptions, neither us nor any of our subsidiaries or consolidated entities may make any dividends or distributions or repurchase shares of its capital stock without NNA’s prior consent.

Both the NNA Convertible Note and the NNA Warrants include the following terms:

• The exercise price under the NNA Warrants and the conversion price under the NNA Convertible Note and the number of shares underlying such securities would be adjusted under certain circumstances, resulting in the issuance of additional shares of our securities. This adjustment would be triggered by our issuance of shares of our common stock (or securities issuable into its common stock) at a price per share less than $9.00 per share. The adjustments described in this paragraph do not apply to certain exempt issuances, including the sale of shares of our common stock in a bona fide, firmly underwritten public offering pursuant to a registration statement under the 1933 Act and with a purchase price per share of at least $20.00 (a “Qualified IPO”). In addition, these adjustments would terminate on the earlier of March 28, 2016 and our closing of an equity financing yielding gross cash proceeds of at least $2,000,000 (the “Next Financing”). Any future issuances of our securities that are not exempt would result in the adjustments described in this paragraph until the adjustments are terminated.

• We are required to make cash payments to NNA on a ratable basis if we make any payments to holders of restricted stock units, phantom equity rights, equity appreciation rights or any other payments calculated in reference to the valuation or changes in valuation of our common stock or equity.

• We have also granted the following rights to NNA under the Investment Agreement, for so long as NNA holds a specified number shares of our common stock or NNA Warrants or the NNA Convertible Note convertible into such specified number of shares of our common stock:

•  NNA has the right to have one director nominated to our Board of Directors and each Board of Directors committee, and to appoint one representative to attend meetings of our Board of Directors and each Board of Director’s committee as an observer. NNA has exercised its observer rights but has not appointed a director to our Board of Directors.

•        With certain specified exceptions, NNA has the right to subscribe for its pro rata share of any of our issuances of securities on the same terms as such securities are being offered to others. This subscription right does not apply to certain exempt issuances, including the sale of our shares of common stock in a Qualified IPO.

We have also entered into a Registration Rights Agreement with NNA, which, as amended by the First Amendment, provides NNA with the following rights, among others:

•         NNA has the right to include all of its registrable securities (except for those eligible for resale under Rule 144) in any public offering by us of our securities under a registration statement filed with the SEC.

•         We are prohibited for an extended period of time from preparing or filing with the SEC a registration statement without the prior consent of NNA.

•        We are required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities by October 24, 2015. If we fail to do so, on October 24, 2015, and in each following month until we file the registration statement registering NNA’s registrable securities, we must pay NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in Common Stock. We are also required to use our commercially reasonable best efforts to cause the registration statement registering NNA’s registrable securities to be declared effective by the SEC by April 16, 2016.

REGULATORY MATTERS

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the U.S. Department of Health and Human Services Office of the Inspector General, the U.S. Department of Justice, CMS, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business below.

Imposition of liabilities associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition and results of operations. The Company cannot guarantee that its arrangements or business practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit the expansion of our business or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Even more states are expected to do so in the future because Section 6031 of the DRA, amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, many states, including California have some form of state false claims act.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The ACA amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), required the Department of Health and Human Services, or the HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which include entities like the Company, our affiliated hospitalists, and practice groups.

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

We expect increased federal and state HIPAA privacy and security enforcement efforts. Under HITECH, State Attorney Generals now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine or monetary settlement paid by the violator. This methodology for compensation to harmed individuals was required to be in place by February 17, 2012.

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

Financial Information and Privacy Standards

In addition to privacy and security laws focused on health care data, multiple other federal and state laws regulate the use and disclosure of consumer’s financial information (“Personal Information”). Many of these laws also require administrative, technical, and physical safeguards to prevent unauthorized use or disclosure of Personal Information, including mandated processes and timeframes for notification of possible or actual breaches of Personal Information to the affected individual. The Federal Trade Commission primarily oversees compliance with the federal laws relevant to us, while state laws are addressed by the state attorney general or other respective state agencies. As with HIPAA, enforcement of laws protecting financial information is increasing. Examples of relevant federal laws include the Fair Credit Reporting Act, the Electronic Communications Privacy Act, and the Computer Fraud and Abuse Act.

Fee-Splitting and Corporate Practice Of Medicine

Some states, including California, have laws that prohibit business entities, such as our Company and its subsidiaries, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine. The Company operates by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and which employ or contract with additional physicians to provide hospitalist services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations. The California Medical Board, as well as other state’s regulatory bodies, has taken the position that certain physician practice management agreements that confer too much control over a physician practice violate the prohibition against corporate practice of medicine.

The Company operates by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and other individuals, and which employ or contract with additional physicians to provide clinical services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations.

For financial reporting purposes, however, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our consolidated financial statements. In states where fee-splitting is prohibited between physicians and non-physicians, the fees that we receive through our management contracts have been established on a basis that we believe complies with the applicable state laws.

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

In 1995, Congress amended the federal criminal statutes set forth in Title 18 of the United States Code by defining additional federal crimes that could have an impact on our business, including “Health Care Fraud” and “False Statements Relating to Health Care Matters.” The Health Care Fraud provision prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program. As defined in this provision of Title 18, a “healthcare benefit program” can be either a government or private payor plan. Violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. The ACA amended section 1347 of Title 18 to provide that a person may be convicted under the Health Care Fraud provision even in the absence of proof that the person had actual knowledge of, or specific intent to violate, the statute.

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

Under the Civil Monetary Penalties law of the Social Security Act, a person, including any individual or organization, may be subject to civil monetary penalties, treble damages and exclusion from participation in federal health care programs for certain specified conduct. One provision of the Civil Monetary Penalties law precludes any person (including an organization) from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services that the person knows or should know (a) were not provided as described in the coding of the claim, (b) is a false or fraudulent claim, (c) is for a service furnished by an unlicensed physician, (d) is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program or (e) are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as specifically permitted under the Civil Monetary Penalties law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties of up to $10,000 for each wrongful act.

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

Further, some states require ACOs to be registered or otherwise comply with state insurance laws.  Our affiliated ACO does not currently take financial risk, and is therefore not registered with any state insurance agency.  If a state insurance agency were to determine that we have been inappropriately operating an ACO without state registration or licensure, we may be required to obtain such registration or licensure to resolve such violations and we could be subject to liability, which could have a material adverse effect on our business, financial condition or results of operations.

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

U.S. Sentencing Guidelines

The U.S. Sentencing Guidelines are used by federal judges in determining sentences in federal criminal cases. The guidelines are advisory, not mandatory. With respect to corporations, the guidelines state that having an effective ethics and compliance program may be a relevant mitigating factor in determining sentencing. To comply with the guidelines, the compliance program must be reasonably designed, implemented, and enforced such that it is generally effective in preventing and detecting criminal conduct. The guidelines also state that a corporation should take certain steps such as periodic monitoring and appropriately responding to detected criminal conduct. We have recently adopted a code of ethics for our Company.

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

Home Health and Hospice Regulation.

We have invested in new business lines consisting of (i) home health, (ii) hospice, and (iii) palliative care that require compliance with additional regulatory requirements. For example, we must comply with laws relating to hospice care eligibility, the development and maintenance of plans of care, and the coordination of services with nursing homes or assisted living facilities where many of our patients live. In addition, our hospice programs are licensed as required under state law as either hospices or home health agencies.

Below, please find a discussion of the regulations that we believe most significantly affect our home health and hospice business.

Licensure, Certification, Accreditation and Related Laws and Guidelines.

Our agencies and facilities are subject to state and local licensing regulations ranging from the adequacy of medical care, to compliance with building codes and environmental protection laws. To assure continued compliance with these various regulations, governmental and other authorities periodically inspect our agencies and facilities. Additionally, our clinical professionals are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Clinical professionals are also subject to state and federal regulation regarding prescribing medication and controlled substances. Each state defines the scope of practice of clinical professionals through legislation and through the respective Boards of Medicine and Nursing, and many states require that nurse practitioners and physician assistants work in collaboration with or under the supervision of a physician. There are penalties for noncompliance with these laws and standards, including the loss of professional license, civil or criminal fines and penalties, federal health care program disenrollment, loss of billing privileges, and exclusion from participation in various governmental and other third-party healthcare programs. We operate our business to ensure that our employees and agents possess all necessary licenses and certifications.

Reimbursement for palliative care and house call services is generally conditioned on our clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud.

Medicare Participation.

To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by the CMS. Among other things, these requirements, known as the “Conditions of Participation” relate to the type of facility, its personnel, and its standards of medical care, as well as its compliance with state and local laws and regulations. The Conditions of Participation for hospice programs include, but may not be limited to regulation of the: Governing Body, Medical Director, Direct Provision of Core Services, Professional Management of Non-Core Services, Plan of Care, Continuation of Care, Informed Consent, Training, Quality Assurance, Interdisciplinary Team, Volunteers, Licensure, Central Clinical Records, Surveys and Audits, Billing Audits/ Claims Reviews, Certificate of Need Laws and Other Restrictions, Limitations on For-Profit Ownership, Limits on the Acquisition or Conversion of Non-Profit Health Care Organizations, and Professional Licensure.

To be eligible for Medicare payments for home health services, a patient must be “homebound” (cannot leave home without considerable or taxing effort), require periodic skilled nursing or physical or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician based upon a face-to-face encounter between the patient and the physician.

From time to time we receive survey reports containing statements of deficiencies. We review such reports and takes appropriate corrective action. If a hospice or home health agency were found to be out of compliance and actions were taken against that hospice or home health agency, this could materially adversely affect the entity’s ability to continue to operate, to provide certain services and to participate in the Medicare and Medicaid programs, which could materially adversely affect our business operations.

Billing Audits/Claims Reviews. The Medicare program and its fiscal intermediaries and other payors periodically conduct pre-payment or post-payment reviews and other reviews and audits of health care claims, including hospice claims. There is pressure from state and federal governments and other payors to scrutinize health care claims to determine their validity and appropriateness. In order to conduct these reviews, the payor requests documentation from us and then reviews that documentation to determine compliance with applicable rules and regulations, including the eligibility of patients to receive hospice benefits, the appropriateness of the care provided to those patients and the documentation of that care. Our claims have been subject to review and audit. We make appropriate provisions in our accounting records to reduce our revenue for anticipated denial of payment related to these audits and reviews. We believe our hospice programs comply with all payor requirements at the time of billing. However, we cannot predict whether future billing reviews or similar audits by payors will result in material denials or reductions in revenue.

Professional Licensure and Participation Agreements. Many hospice employees are subject to federal and state laws and regulations governing the ethics and practice of their profession, including physicians, physical, speech and occupational therapists, social workers, home health aides, pharmacists and nurses. In addition, those professionals who are eligible to participate in the Medicare, Medicaid or other federal health care programs as individuals must not have been excluded from participation in those programs at any time.

Environmental, Occupational Health, OSHA

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all we could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations.

Federal regulations promulgated by OSHA impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are implemented, and regulations might adversely affect our operations.

ITEM 1A. RISK FACTORS

If any of the following risks occur, our business, financial condition or results of operations could be materially harmed. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also impair our business operations or financial condition. You should consider carefully the following factors, in addition to the other information concerning the Company and its business, before you decide to buy or hold shares of our common stock.

Risk Relating to Our Business

We might need to raise additional capital, which might not be available.

The Company has historically incurred significant losses, and we may require additional equity or debt financing for additional working capital, to fund acquisitions, or to meet our liabilities, including our maturing short term obligations. In the event of additional financing being unavailable to us, we may be unable to operate or continue in existence, and the price of our common stock may decline and we may be or be made bankrupt.

We have a history of losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended March 31, 2015, we had a net loss of $1.3 million, and as of March 31, 2015, we had an accumulated deficit of $19.3 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to integrate recently acquired businesses and continue growing our existing operations. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

The terms of our debt agreements could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions and an event of default under our debt agreements could harm our business.

Our existing secured debt agreements with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius SE & Co. KGaA (“Fresenius”), contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our existing debt agreements include covenants that generally:

•           do not allow us to borrow additional amounts without the approval of NNA;

•           require us to obtain the consent of NNA for acquisitions of $500,000 or more and grant security interests in newly-acquired companies;

•           do not allow us to dispose of assets;

•           do not allow us to liquidate, wind up or dissolve any of our subsidiaries without the approval of NNA;

•           do not allow us to create any liens on any of our assets;

•           do not allow us to pursue lines of business outside the lines of businesses engaged in by the Company as of March 28, 2014;

•           require us to not impair NNA’s security interests in our assets; and

•           require us to meet, on an ongoing basis, certain financial targets as to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratio, fixed charge coverage ratio and consolidated tangible net worth. No assurances can be given that we will be able to meet any of the financial covenants in favor of NNA, and, if we fail to meet any financial covenant, there will be an event of default under the existing NNA agreements, and no assurance can be given that NNA will waive such default, which could result in material adverse effects on us.

As discussed below in the risk factor entitled “Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business and the failure to comply with such laws could subject us to penalties or require a corporate restructuring,” we have certain contractual rights relating to the transfer of equity interests in some of our affiliated physician groups through Physician Shareholders agreements with Dr. Hosseinion, the controlling stockholder of our affiliated physician groups. Dr. Hosseinion’s ceasing to serve as a senior executive under his employment agreement would be an event of default under the debt agreements with NNA, unless he died or became disabled or was replaced by a new senior executive reasonably satisfactory to NNA. In the event that an event of default has occurred under the terms of our debt agreements with NNA, NNA has the right to require us to exercise this equity transfer right in favor of a transferee approved by NNA. If NNA exercised this right, in addition to any other remedies NNA would be entitled to under our debt agreements, we may lose control of our affiliated physician groups which could have a material adverse effect on our business.

NNA has a security interest over all of our assets and those of our subsidiaries and (with limited exceptions) affiliates, and NNA would be able to foreclose on our assets if we defaulted on our obligations under the NNA debt agreements.

If we defaulted on our obligations to NNA, they would be able to exercise various remedies, including foreclosing on and selling our assets and those of our subsidiaries, and using the proceeds to pay down our outstanding obligations to NNA.

Certain of NNA’s rights under the financing agreements would continue after we repay all our debt to NNA.

As discussed in “Our Business - NNA Financing Arrangements,” we have granted NNA various rights, including the right to nominate a director and appoint a board observer and to participate in certain equity offerings that will survive the repayment of our debt to NNA.

NNA has consent rights over certain corporate decisions.

As discussed above regarding our debt arrangements with NNA and as further discussed in “Our Business - NNA Financing Arrangements,” we have needed and may in the future need NNA’s consent for a number of different types of transactions. NNA could at any time withhold or condition its consent at its sole discretion. Consequently, we would be unable to take the action to which NNA did not consent or, if we did so without NNA’s consent, we would be in default under the agreements with NNA and NNA would have the right to enforce various remedies, including requiring immediate repayment of any outstanding indebtedness under those agreements. NNA’s enforcement of its remedies would likely have a material adverse effect on us and our business.

We have to make significant expenditures to service our existing debt, which may reduce our ability to continue expanding.

We have significant outstanding debt obligations, including the obligations with NNA described above and our 9% Senior Subordinated Convertible Notes, which become due and payable on February 15, 2016 unless converted. As a result, we have to devote significant resources to servicing our existing debt load, and may be unable to devote sufficient resources to our ongoing growth and expansion. This may have a material adverse effect on us and our business.

We are required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities by October 24, 2015.

We are required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities by October 24, 2015. If we fail to do so, on October 24, 2015, and for each month thereafter until we file the registration statement registering NNA’s registrable securities, we must pay NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in Common Stock. This may result in the dilution of the ownership interests of our stockholders.

We are required to obtain NNA’s consent to the preparation and filing of any registration statement.

We will have to obtain a consent from NNA before filing any registration statement, and there can be no assurance that NNA will provide a consent. If NNA does not provide a consent, or conditioned its consent on any new requirements, we may be unable to file a registration statement in the future, even if such filing is advantageous to our business.

The Company has a limited operating history that makes it difficult to reliably predict future growth and operating results.

The predecessor to ApolloMed was incorporated in California in 2001, and served initially as the management company for our affiliated medical group, ApolloMed Hospitalists. In addition, ApolloMed was awarded a participation agreement under CMS’ MSSP in July 2012. ApolloMed has limited experience operating an ACO or managed care organization. Further, MMG is growing rapidly and has received a one-time true-up payment in the fourth quarter for services rendered throughout fiscal year 2015, that make it difficult to predict its future cash flow and results based on current results. Accordingly, we have a limited operating history upon which you can evaluate our business prospects, which makes it difficult to forecast ApolloMed’s future operating results and cash flows. The evolving nature of the current medical services industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties and problems frequently encountered by companies with limited operating histories. Our ability to predict growth at any time in the future may be limited.

We may be unable to successfully integrate recently acquired and launched entities and may have difficulty predicting the future needs of those entities.

In 2014, ApolloMed (including its affiliates that are wholly-owned by Dr. Hosseinion) acquired Southern California Heart Centers, AKM Medical Group, a Los Angeles based IPA, Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc., and launched ApolloMed Care Clinic and ApolloMed Palliative Services, LLC. As a result of our rapid expansion we may be unable to successfully integrate the various entities we have acquired or formed. Further, these entities operate in different areas of the health care industry, and we cannot accurately predict how these acquired entities will perform in the future.

The growth strategy of the Company may not prove viable and expected growth and value may not be realized.

Our business strategy is to rapidly grow by managing a network of medical groups providing certain hospital-based services and integrated inpatient and outpatient physician networks. We also seek growth opportunities through the acquisition of target medical groups and other service providers. Identifying quality acquisition candidates is a time-consuming and costly process. There can be no assurance that we will be successful in identifying and establishing relationships with these and other candidates. If the Company is successful in identifying and acquiring other entities, our ability to successfully implement our business plan and achieve targeted financial results is dependent on successfully integrating those entities. The process of integrating acquired entities involves risks. These risks include, but are not limited to:

•	demands on our management team related to the significant increase in the size of our business;

•	diversion of management’s attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired entities’ accounting policies to ours;

•	retaining employees who may be vital to the integration of departments, information technology systems, including accounting;

•	systems, technologies, books and records, procedures and maintaining uniform standards, such as internal accounting controls;

•	procedures, and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

There is no assurance that we will be able to manage the integration of our acquisitions or the growth of such acquisitions effectively.

An element of our growth strategy is also the expansion of our business by developing new palliative care programs in our existing markets and in new markets. This aspect of our growth strategy may not be successful, which could adversely impact our overall growth and profitability. We cannot assure you that we will be able to:

•	identify markets that meet our selection criteria for new palliative care programs;

•	hire and retain a qualified management team to operate each of our new palliative care programs;

•	manage a large and geographically diverse group of palliative care programs;

•	become Medicare and Medicaid certified in new markets;

•	generate a sufficient patient base in new markets to operate profitably in these new markets; or

•	compete effectively with existing programs.

We may not make appropriate acquisitions, may fail to integrate them into our business, or these acquisitions could alter our current payor mix and reduce our income.

Our business is significantly dependent on locating and acquiring or partnering with medical practices or individual physicians to provide health care services. As part of our growth strategy, we regularly review potential acquisition opportunities. We believe that there continue to be a number of acquisition opportunities that would be complementary to our business. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisitions would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot successfully complete and efficiently integrate those acquisitions that we identify, we may not be able to implement our business model, which would likely negatively impact our revenues and income. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

•	We may not be able to identify suitable acquisition candidates or strategic opportunities or successfully implement or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs.

•	We may be unable to successfully and efficiently integrate completed acquisitions, including our recently completed acquisitions and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, failure to retain payor contracts and failure of the acquired practice to be financially successful.

•	We cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired entities. Also, depending on the location of the acquisition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•	We may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. Depending upon the nature of the local healthcare market, we may not be able to implement our business model in every local market that we enter, which may negatively impact our revenues and profitability.

•	If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may increase our acquisition costs.

Changes to the fair value of contingent payments to be paid in connection with our acquisitions may result in significant fluctuations to our results of operations.

In connection with our recent acquisitions we are required to make certain contingent payments. The fair value of such payments is re-evaluated periodically based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Increases in the amount of contingent payments were are required to make may have an adverse effect on our operations.

Our management team’s attention may be diverted by recent acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on recent acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

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

We could experience significant losses under our capitation-based contracts if the medical expenses we incur exceed revenues.

In California, health plans typically prospectively pay an IPA a fixed Per Member Per Month amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to IPAs, in the aggregate, represent a prospective budget from which the IPA manages care-related expenses on behalf of the population enrolled with that IPA. If our IPAs are able to manage care-related expenses under the capitated levels we realize an operating profit on our capitation contracts. However, if our care-related expenses exceed projected levels, our IPAs may realize substantial operating deficits, which are not capped and could lead to substantial losses for our Company.

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

Our current principal stockholders have significant influence over us and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree. This includes that Warren Hosseinion, M.D. and Adrian Vazquez, M.D., combined currently own more than 40% of our shares and have significant influence over our operations and strategic direction.

Our executive officers and directors, together with holders of greater than 5% of our outstanding common stock, as a group, currently beneficially own a majority of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock will have the ability to control all matters submitted to our stockholders for approval, including:

•	changes to the composition of our Board of Directors, which has the authority to direct our business and appoint and remove our officers;

•	proposed mergers, consolidations or other business combinations; and

•	amendments to our Certificate of Incorporation and Bylaws which govern the rights attached to our shares of common stock.

This concentration of ownership of shares of our common stock could delay or prevent proxy contests, mergers, tender offers, open market purchase programs or other purchases of shares of our common stock that might otherwise give our stockholders the opportunity to realize a premium over the then prevailing market price of our common stock. The interests of our executive officers, directors and holders of greater than 5% of our outstanding common stock may not always coincide with the interests of the other stockholders. This concentration of ownership may also adversely affect our stock price.

The concentration of ownership includes that Dr. Hosseinion (who currently owns approximately 21% of our shares) and Dr. Vazquez (who currently owns approximately 19% of our shares) together currently own over 40% of our shares of common stock and exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As stockholders Dr. Hosseinion and Dr. Vazquez are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally. Their concentrated holding of such a significant block of shares may harm the value of our shares and discourage investors from being involved in our Company. They could also use their concentrated holdings to delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support.

If our agreements or arrangements with Dr. Hosseinion or physician groups are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, it could have a material impact on our profitability.

There are various state laws regulating the corporate practice of medicine which prohibit us from owning various health care entities. These corporate practice of medicine prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing the physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. As a result, we have structured other agreements and arrangements with these entities, which may not be as effective in providing control as direct ownership. If those agreements and arrangements were held to be invalid under state laws prohibiting the corporate practice of medicine, a significant portion of our revenues could be affected, which may result in a material adverse effect upon our Company. Further, changes to federal or state law that made regulated or prohibited such agreements or arrangements could also have a material adverse effect upon our profitability and operations.

We rely on certain key affiliated entities that are owned by key personnel who could stop services to our Company. Any failure by our key affiliated entities or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations. We also own the majority, and not all, of the equity of our key subsidiaries.

We consolidate in our financial reporting and business structure various affiliated physician practice groups. If we had direct ownership of certain of our affiliated entities, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. Under our contractual arrangements, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the entities and the entities’ equity holders to perform their obligations in order to exercise our control over the entities. If any of these affiliated entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements

Further, many of those entities are either wholly-owned or primarily owned by Dr. Hosseinion. If Dr. Hosseinion died, was incapacitated or otherwise was no longer affiliated with our Company there could be a material adverse effect on our business. Additionally, MMG and other affiliated medical physician practice groups are or may be owned by other medical doctors who could also die, become incapacitated or otherwise become no longer affiliated with our Company, which might have a material adverse effect on our business. Although the terms of the contractual agreements provide that they will be binding on the successors of the entities’ equity holders, as those successors are not a party to the agreements, it is uncertain whether the successors in case of the death, bankruptcy or divorce of an equity holder will be subject to or will be willing to honor the obligations of such agreements.

In addition, although we consolidate in our financial reporting and business structure ApolloMed ACO and ApolloMed Palliative, individuals other than Dr. Hosseinion also own approximately 30% of the equity of ApolloMed ACO and 49% of the equity in ApolloMed Palliative.

ApolloMed’s operations are dependent on a few payors.

We had three payors during the year ended March 31, 2015 that accounted for 34.8%, 13.2% and 12.3% of net revenues, respectively. During the year ended January 31, 2014, we had three payors that accounted for 17.8%, 15.9% and 13.9% of net revenues (unaudited), respectively. We believe that, going forward, a substantial portion of its revenue could be derived from a select few payors. Each payor may immediately terminate any of our contracts or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms, for any reason, would materially and adversely affect our results of operations and financial condition. A material decline in the number of patients we serve could also have a material adverse effect on our results of operations.

ApolloMed ACO may not generate savings through its participation in the MSSP, and any revenue generated by such participation will be periodic and will occur, if at all, on an annual basis. The payment of the shared savings could happen irregularly.

ApolloMed ACO participates in the MSSP sponsored by the CMS. The MSSP allows ACO participants to share in cost savings that are generated in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, are calculated annually by CMS on cost savings generated by the ACO participants relative to the ACO participants trailing medical service history. The MSSP is a newly formed program with limited history of payments to ACO participants. As a result of the uncertain nature of the MSSP program, the Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and revenues are not considered earned and therefore are not recognized until notice from CMS that cash payments are to be imminently received.

During the year ended March 31, 2015, the Company was awarded and received approximately a $5.4 million payment related to savings achieved from July 1, 2012, through December 31, 2013, for its participation in the MSSP which represented 16% of our net revenue during the year ended March 31, 2015. Since payments, if any, are made on an annual basis, the Company will not receive such payments during each quarter, and consequently, revenue may be materially lower in quarters when MSSP related payments are not received. In addition, there is no assurance that the Company will meet the conditions necessary for receipt of future payments. Further, the Company’s ability to continue to generate savings for the MSSP program depends on many factors, many of which are outside of the Company’s control, including, among others, how the CMS elects to administer the MSSP program, how savings levels are calculated and continued political support of the MSSP program. As a result, whether future revenues will be earned by ApolloMed ACO is uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including whether savings were determined to be achieved in 2015 or in any other period during which savings are measured.

Risk-sharing arrangements that Maverick Medical Group, Inc. has with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability. Maverick Medical Group, Inc. also has a key contract with Prospect Medical Group (“PMG”) and its management service organization, which if terminated could materially affect our business.

MMG’s risk-sharing arrangements may require MMG to assume a portion of any loss sustained from such arrangements, thereby adversely affecting our consolidated results of operations. Under these risk-sharing arrangements, MMG is responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of MMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient, and inflation. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and MMG are responsible for, which could reduce our revenues and income.

MMG has further entered into a contract with PMG’s management service organization (“PMSO”) that has a term through September 28, 2020 and automatically renews unless either party provides notice, pursuant to which, among other services, PMSO provides claims processing, authorizations and credentialing for certain physicians. Additionally, under another contract with PMG that has a term through September 28, 2015 and automatically renews unless either party provides notice, MMG accesses some health plan contracts by using PMG as the risk-bearing contracting party with those health plans. Any disruption or change in the condition of PMG’s operations, or any changes to our contracts with PMSO or PMG, could have a material adverse effect on our business.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Historically, state budget limitations have resulted in reduced state spending. Given that Medicaid is a significant component of state budgets, a downturn would put continued cost containment pressures on Medicaid outlays for our services in California and the other states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

Although we attempt to stay informed of government and customer trends, any sustained failure to identify and respond to trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

The Company’s success depends upon the ability to adapt to a changing market and continued development of additional services.

Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance by the marketplace. The procurement of new contracts by the Company may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, as well as the potential need for continuing improvement to existing services. Moreover, the markets for such services may not develop as expected nor can there be any assurance that we will be successful in our marketing of any such services.

Competition for physicians is intense, and we may not be able to hire and retain physicians to provide services.

We are dependent on our affiliated physicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to contract locum tenens physicians or to increase physician compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new physicians with the expertise necessary to provide services within our business and our ability to renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Our physician turnover rate has remained stable over the last three years. If the turnover rate were to increase significantly, our growth could be impeded.

Moreover, unlike some of our competitors who sometimes pay additional compensation to physicians who agree to provide services exclusively to that competitor, our IPAs have historically not entered into such exclusivity agreements and have allowed our affiliated physicians to affiliate with multiple IPAs. This practice may place us at a competitive disadvantage regarding the hiring and retention of physicians relative to those competitors who do enter into such exclusivity agreements.

The healthcare industry continues to experience shortages in qualified service employees and management personnel, and we may be unable to hire qualified employees.

We compete with other healthcare providers for our employees, both clinical associates and management personnel. As the demand for health services continues to exceed the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competition for this shrinking labor market has created turnover as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures described above, the cost of training new employees amid the turnover rates may cause added pressure on our operating margins. Lastly, the market for qualified nurses and therapists is highly competitive, which may adversely affect our home health and hospice operations, which are particularly dependent on nurses for patient care.

The health care industry is competitive.

There are other companies and individuals currently providing health care services. We compete directly with national, regional and local providers of inpatient healthcare for patients and physicians. Other companies could enter the market in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, DaVita HealthCare Partners and Heritage Provider Network, each of which may have greater financial and other resources available to them. We also compete with physician groups and privately-owned health care companies in each of our local markets. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Since there are virtually no capital expenditures required to enter the industry, there are few financial barriers to entry. Individual physicians, physician groups and companies in other healthcare industry segments, including hospitals with which we have contracts, some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive, particularly in California.

Further, as we have expanded into palliative, home health and hospice care through the launch of ApolloMed Palliative, we face competitors that have traditionally concentrated in this segment and that may have greater resources and specialized expertise than us. In many areas in which our palliative, home health and hospice care programs are located, we compete with a large number of organizations, including:

•	community-based home health and hospice providers;

•	national and regional companies;

•	hospital-based home health agencies, hospice and palliative care programs; and

•	nursing homes.

We may be unable to successfully compete with these competitors in palliative, home health and hospice care, and may expend significant resources without success.

We are reliant on referrals from third parties for our services.

Our business is reliant on referrals from third parties for our services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation or other remuneration to our referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about the quality of our services, and other factors could result in a significant decrease in our revenues and adversely impact our financial condition. Similarly, we cannot assure that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. If we are unable to maintain our referral base or our preferred provider status with significant third-party payors, it may negatively impact our revenues and our financial performance.

Hospitals and other inpatient and post-acute care facilities (collectively “facilities”) may terminate their agreements with us or reduce the fees they pay us.

For the year ended March 31, 2015, we derived approximately 13% of our net revenue for physician services from contracts directly with facilities. Our current partner facilities may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our practice groups to operate at such facilities, which would negatively impact our revenue and profitability.

Some of the hospitals where our affiliated physicians provide services may have their medical staff closed to non-contracted physicians.

In general, our affiliated physicians may only provide services in a hospital where they have certain credentials, called privileges, which are granted by the medical staff and controlled by legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges, and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted physicians can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated physicians who could provide services, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for physician services, which would reduce access to certain populations of patients within the hospital.

We may have difficulty collecting payments from third-party payors in a timely manner.

We derive significant revenue from third-party payors, and delays in payment or audits leading to refunds to payors may impact our net revenue. In particular, we rely on some key governmental payors. We assume the financial risks relating to uncollectible and delayed payments. Governmental payors typically pay on a more extended payment cycle, which could result in our incurring expenses prior to receiving corresponding revenue. In the current healthcare environment, payors are continuing their efforts to control expenditures for healthcare, including proposals to revise coverage and reimbursement policies. We may experience difficulties in collecting our revenue because third-party payors may seek to reduce or delay payment to which we believe we are entitled. If we are not paid fully and in a timely manner for such services or there is a finding that we were incorrectly paid, our revenues, cash flows, and financial condition could be materially adversely affected.

Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could undermine our ability to receive ACO payments and otherwise materially harm our operations and result in potential violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance our existing management information systems or implement new management information systems where necessary. Additionally, we may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems. Our management information systems may require modifications, improvements, or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing these systems. Our failure to successfully implement and maintain all of our systems could undermine our ability to receive ACO shared savings payments and otherwise have a material adverse effect on our business, financial condition and results of operations. Further, our failure to successfully operate our billing systems could lead to potential violations of healthcare laws and regulations.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified a number of material weaknesses in our disclosure controls and procedures. These material weaknesses could allow the reporting of inaccurate or incomplete information regarding our business in our public filings and will require the Company to devote substantial resources to mitigating and resolving the weaknesses we have identified.

Additionally, we intend to continue to grow our business through the acquisition of new entities. When we acquire such existing entities our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such entities, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired companies with our own. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We may write off intangible assets, such as goodwill.

Our intangible assets are subject to annual impairment testing. Under current accounting standards, goodwill is tested for impairment on an annual basis and we may be subject to impairment losses as circumstances change after an acquisition. If we record an impairment loss related to our goodwill, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

ACOs are new and unproven and CMS may discontinue, alter or radically change the MSSP program.

The Company has invested resources in both applying to participate in the MSSP and in establishing initial infrastructure. The MSSP program and the rules regarding ACOs are new and may be altered in the future. Any material change to the MSSP program and ACO requirements, governance and operating rules, could provide a significant financial risk for the Company and alter the strategic direction of the Company thereby producing stockholder risk and uncertainty. In addition, the Company could be terminated from the MSPP if it does not comply with the CMS MSSP participation requirements.

The Company currently derives 100% of its revenues in only California.

The Company’s business and operations are primarily in one state, California. While the Company operates through ApolloMed ACO outside of California, it has not derived any revenues from operations outside of California, and, it currently derives all of its revenues from California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery and reimbursements could produce an adverse effect on the continued business operations of Company.

A prolonged disruption of the capital and credit markets may adversely affect our future access to capital, our cost of capital and our ability to continue operations.

We have relied on the capital and credit markets for liquidity and to execute our business strategies, which include increasing our revenue base through a combination of internal growth and acquisitions. Volatility and disruption of the U.S. capital and credit markets may adversely affect our access to capital and increase our cost of capital. Should current economic and market conditions deteriorate, our ability to finance our ongoing operations and our expansion may be adversely affected, we may be unable to raise necessary funds, our cost of debt or equity capital may increase significantly and future access to capital markets may be adversely affected.

Our intellectual property rights are valuable, and if we are unable to protect them or are subject to intellectual property rights claims, our business may be harmed.

Our intellectual property rights, including those rights related to our “ApolloMed” unregistered trademark and some other trademarks, copyrights and trade secrets, are important assets for us. We do not hold any patents protecting our intellectual property. Various events outside of our control pose a threat to our intellectual property rights as well as to our business. For example, we may be subject to third-party intellectual property rights claims, and our technologies may not be able to withstand any such claims. Regardless of the merits of the claims, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses or may not be available to us at all. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We attempt to protect our trade secrets and other critical confidential information through contractual agreements, which may be breached.

There are a number of third parties, service providers, and others who have access to our confidential information. While we have attempted to protect this information through confidentiality agreements and other protective arrangements, it is difficult to detect and demonstrate a breach of any of these agreements or arrangements, and our confidential information may be leaked and used by other companies that compete in our industry. Any such use of our information could have a material adverse effect on our operations and future business plans.

Many of our agreements with hospitals and medical groups are relatively short term or may be terminated without cause by providing advance notice, and any such termination could have a material adverse effect on our financial results, operations and future business plans.

Many of our hospitalist and other operating agreements are relatively short term or may be terminated without cause by providing advance notice. If these agreements are terminated at the end of their term, are not renewed or are terminated before the end of their term, we would lose the revenues generated by those agreements. Any such termination could have a material adverse effect on our financial results, operations and future business plans.

Many of our agreements with hospitals and medical groups include prohibitions on our hiring physicians or patients or competing with the hospital or medical group, which limits our ability to implement our business plan in certain areas.

Because many of our hospitalist and other operating agreements include prohibitions on our hiring physicians or patients or competing with the hospital or medical group, our ability to hire physicians, attract patients or conduct business in certain areas may be limited in some cases.

ApolloMed ACO has entered into an agreement with PMG that may limit its ability to sell its operations.

ApolloMed ACO has entered into an agreement with PMG that prevents ApolloMed ACO from selling its operations without PMG’s having the option to purchase the ApolloMed ACO network of physicians who were contracted with PMG and introduced to ApolloMed ACO by PMG. We estimate that no more than 20 physicians would currently be subject to PMG’s purchase option, which takes effect only if ApolloMed ACO elects to sell its operations. PMG’s option to purchase certain ApolloMed ACO physicians, unless terminated, may limit our ability to sell our ApolloMed ACO operations if we decide to do so.

Risks Related to Healthcare Regulation

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

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•	federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of specific “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•	provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act (“HIPAA”) that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA and Health Information Technology for Economic and Clinical Health Act (“HITECH”) limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients , or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•	provisions of the Social Security Act (emanating from the Deficit Reduction Act of 2005 (the “DRA”)) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

We cannot predict the effect that the Affordable Care Act (“ACA”) and its implementation may have on our business, financial condition or results of operations.

The ACA was signed into law, in two parts, on March 23, 2010 and March 30, 2010. The ACA dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid disproportionate share hospital payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of quality criteria, bundling payments to hospitals and other providers, and instituting private health insurance reforms. Although a majority of the measures contained in the ACA just recently became effective, some of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012. Although the expansion of health insurance coverage should increase revenues from providing care to previously uninsured individuals, many of these provisions of the ACA will continue to become effective beyond 2015, and the impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of U.S. governors, including those of some states in which we intend to operate, have stated that they oppose their state’s participation in the expanded Medicaid program, which could result in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the ACA.

The ACA changes how healthcare services are covered, delivered, and reimbursed. The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded.

The Health Care Reform Act also mandates changes specific to home health and hospice benefits under Medicare. For home health, the Health Care Reform Act mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Act requires the Secretary of Health and Human Services to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with specific conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Act further directs the Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress. Beginning October 1, 2012, the annual market basket rate increase for hospice providers was reduced by a formula that caused payment rates to be lower than in the prior year.

Providers in the healthcare industry are the subject of federal and state investigations, as well as payor audits.

Due to our participation in government and private healthcare programs, we are sometimes involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts that include investigations of healthcare companies, and their executives and managers. Under some circumstances, these investigations can also be initiated by private individuals under whistleblower provisions which may be incentivized by the possibility for private recoveries. The DRA revised federal law to further encourage these federal, state and individually-initiated investigations against healthcare companies.

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

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by Medicare, Medicaid, and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the U.S. Department of Health and Human Services that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

 Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business and the failure to comply with such laws could subject us to penalties or require a corporate restructuring.

Some states have laws that prohibit business entities from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in some arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. California is one of the states that prohibit the corporate practice of medicine.

In California, we operate by maintaining contracts with our affiliated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, we provide management services, receive a management fee for providing non-medical management services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated physician groups.

In addition to the above management arrangements, we have some contractual rights relating to the transfer of equity interests in some of our affiliated physician groups, to a third party designated by us, through Physician Shareholders agreements with Dr. Hosseinion, the controlling equity holder of such affiliated physician groups. However, such equity interests cannot be transferred to or held by us or by any non-professional organization. Accordingly, we do not directly own any equity interests in any physician groups in California. In the event that any of these affiliated physician groups fails to comply with the management arrangement or any management arrangement is terminated and/or we are unable to enforce its contractual rights over the orderly transfer of equity interests in its affiliated physician groups, such events could have a material adverse effect on our business, financial condition or results of operations.

If there is a change in accounting principles or the interpretation thereof by the Financial Accounting Standards Board (“FASB”), affecting consolidation of entities, it could impact our consolidation of total revenues derived from such affiliated physician groups.

Our financial statements are consolidated and include the accounts of our majority-owned subsidiaries and various non-owned affiliated physician groups that are variable interest entities (“VIEs”), which consolidation is effectuated in accordance with applicable accounting rules. In the event of a change in accounting principles promulgated by FASB or in FASB’s interpretation of its principles, or if there were an adverse determination by a regulatory agency or a court or if there were a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, we may not be permitted to continue to consolidate the total revenues of such organizations.

Accounting rules require that under some circumstances the VIE consolidation model be applied when a reporting enterprise holds a variable interest (e.g., equity interests, debt obligations, certain management and service contracts) in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in a VIE, and requires that party to consolidate as the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made, and is not solely based on voting rights.

If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE guidance in ASC 810, the enterprise should apply the traditional voting control model (also outlined in ASC 810) which focuses on voting rights. In our case, the VIE consolidation model applies to our controlled, but not owned, physician affiliated entities. Our determination regarding the consolidation of our affiliates could be challenged, which could have a material adverse effect on our operations.

Our developing palliative care business is subject to rules, prohibitions, regulations and reimbursement requirements that differ from those that govern our primary home health and hospice operations.

We continue to develop our palliative care services, which is a type of care focused upon relieving pain and suffering in patients who do not quality for, or who have not yet elected, the hospice benefit. The continued development of this business line exposes us to additional risks, in part because the business line requires us to comply with additional Federal and state laws and regulations that differ from those that govern our home health and hospice business. This line of business requires compliance with different Federal and state requirements governing licensure, enrollment, documentation, prescribing, coding, billing and collection of coinsurance and deductibles, among other requirements. Additionally, some states have prohibitions on the corporate practice of medicine and fee-splitting, which generally prohibit business entities from owning or controlling medical practices or may limit the ability of Clinical Professionals to share professional service income with non-professional or business interests. These requirements may vary significantly from state to state. Reimbursement for palliative care and house calls services is generally conditioned on our clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Further, compliance with applicable regulations may cause us to incur expenses that we have not anticipated, and if we are unable to comply with these additional legal requirements, we may incur liability, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our developing palliative care business line is subject to new licensing requirements, which will require us to expend resources to comply with the changing requirements.

In October 2013, California enacted the Home Care Services Consumer Protection Act. The act establishes a licensing program for home care organizations, and requires background checks, basic training, and tuberculosis screening for the aides that are employed by home care organizations. Home care organizations and aides had until January 1, 2015 to comply with the new licensing and background check requirements. Because we operate in California, the requirements of the act are expected to impose additional costs on us.

We do not have a limited Knox-Keene License.

We do not hold a limited Knox-Keene license (a managed care plan license issued pursuant to the California Knox-Keene Health Care Service Plan Act of 1975). If the Department of Managed Health Care were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having a limited Knox-Keene license, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our revenue may be negatively impacted by the failure of our affiliated physicians to appropriately document services they provide.

We rely upon our affiliated physicians to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement to us is conditioned on our affiliated physicians providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided, and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.

Changes associated with reimbursement by third-party payors for the Company’s services may adversely affect operating results and financial condition.

The medical services industry is undergoing significant changes with third-party payors that are taking measures to reduce reimbursement rates or in some cases, denying reimbursement altogether. There is no assurance that third-party payors will continue to pay for the services provided by our affiliated medical groups. Failure of third party payors to adequately cover the medical services so provided by the Company will have a material adverse effect on our results of operations, financial condition, business and prospects.

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

As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical or physical safeguards to protect PHI. We may incur significant costs in order to demonstrate and document whether there is a low probability that the PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities, and, in some cases, the media, in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by any such breach.

Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.

Each time a new affiliated physician joins us, we must enroll the affiliated physician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the physician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated physicians in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow and revenues.

We may face malpractice and other lawsuits that may not be covered by insurance.

Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liability for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated physicians, may also share in the full liability which may be substantial.

We currently maintain malpractice liability insurance coverage to cover professional liability and other claims for certain hospitalists and clinic physicians. All of our physicians are required to carry first dollar coverage with limits of coverage equal to $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated physicians, and we cannot provide assurance that any future liabilities will not have a material adverse impact on our results of operations, cash flows or financial position. Liabilities in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms.

We have established reserves for potential medical liabilities losses which are subject to inherent uncertainties and a deficiency in the established reserves may lead to a reduction in our net income.

The Company establishes reserves for estimates of incurred but not reported claims (“IBNR”) due to contracted physicians, hospitals, and other professional providers and risk-pool liabilities. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The inherent difficult in interpreting contracts and the estimated level of necessary reserves could result in significant fluctuations in our estimates from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. If subsequent claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our future net income.

Litigation expenses may be material.

In recent periods, we have incurred increased expenses for legal fees, in particular fees related to the defense of the lawsuits by certain competitors that are described under “LEGAL PROCEEDINGS.” While we maintain the insurance coverage described above, such insurance may not cover these lawsuits or some other types of commercial disputes. The defense of litigation, including fees of external legal counsel, expert witnesses and related costs, is expensive and may be difficult to project accurately. In general, such costs are unrecoverable even if we ultimately prevail in litigation, and could represent a significant portion of our limited capital resources. To defend lawsuits, we also find it necessary to divert officers and other employees from their normal business functions to gather evidence, give testimony and otherwise support litigation efforts. We expect to experience higher than normal litigation costs until the lawsuits by our competitor are decided.

If we lose any material litigation, including the litigation described under “LEGAL PROCEEDINGS,” we could face material judgments or awards. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which may also deter us from aggressively pursuing even legitimate claims.

We may be subject to litigation related to the agreements that our IPAs enter into with primary care physicians.

It is common in the medical services industry for primary care physicians to be affiliated with multiple IPAs. Our IPAs often enter into agreements with physicians who are also affiliated with our competitors. However, some of our competitors at times enter into agreements with physicians that require the physician to provide services exclusively to that competitor. Our IPAs often have no knowledge, and no way of knowing, whether a physician seeking to affiliate with us is subject to an exclusivity agreement unless the physician informs us of that agreement. Our IPAs rely on the physicians seeking to affiliate with us to determine whether they are able to enter into the proposed agreement. As described in “LEGAL PROCEEDINGS,” competitors have initiated lawsuits against us based in part on interference with such exclusivity agreements, and may do so in the future.

Changes in the rates or methods of Medicare reimbursements may adversely affect our operations.

In order to participate in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. These programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis, we generally cannot increase our revenue by increasing the amount we charge for our services. To the extent our costs increase, we may not be able to recover our increased costs from these programs, and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare reimbursement for various services. Our business may be significantly and adversely affected by any such changes in reimbursement policies and other legislative initiatives aimed at reducing healthcare costs associated with Medicare, TRICARE and other government healthcare programs.

Our business also could be adversely affected by reductions in or limitations of reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs.

Overall payments made by Medicare for hospice services are subject to cap amounts. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS generally announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. We must estimate the cap amount for the cap period before CMS announces the cap amount. If our estimate exceeds the later announced cap amount, we may suffer losses. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods. Payments to us in excess of the cap amount must be returned to Medicare. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period.

As part of its review of the Medicare hospice benefit, the Medicare Payment Advisory Commission recommended to Congress in its “Report to Congress: Medicare Payment Policy—March 2009” (the “2009 MedPAC Report”) that Congress direct the Secretary of Health and Human Services to change the Medicare payment system for hospice to:

•	have relatively higher payments per day at the beginning of a patient’s hospice care and relatively lower payments per day as the length of the duration of the hospice patient’s stay increases; and

•	include relatively higher payments for the costs associated with patient death at the end of the hospice patient’s stay.

In addition, the Health Care Reform Act includes several provisions that could adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment. We cannot predict if the 2009 MedPAC Report recommendation will be enacted, whether any additional healthcare reform initiatives will be implemented, or whether the Health Care Reform Act or other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will adversely affect our revenues. Further, due to budgetary concerns, several states have considered or are considering reducing or eliminating the Medicaid hospice benefit. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability.

If we inadvertently employ or contract with an excluded person, we may face government sanctions.

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the individual retains other licensure. This means that they (and all others) are prohibited from receiving payment for their services rendered to Medicare or Medicaid beneficiaries, and if the excluded individual is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil monetary penalties if they do. The U.S. Department of Health and Human Services Office of the Inspector General (“OIG”) maintains a list of excluded individuals and entities. Although we have instituted policies and procedures through our compliance program to minimize the risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that any of our current employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties and the hospitals at which we furnish services also may be subject to repayments and sanctions, for which they may seek recovery from us.

We may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease in our net revenue. Changes in the eligibility requirements for governmental programs also could increase the number of patients who participate in such programs or the number of uninsured patients. Even for those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for us of uncollectible receivables. Further, our hospice related business could become subject to “quality star ratings,” and, if sufficient quality is not achieved, reimbursement could be negatively impacted. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

Federal and state laws may limit our effectiveness at collecting monies owed to us from patients.

We utilize third parties, whom we do not and cannot control, to collect from patients any co-payments and other payments for services that our physicians provide to patients. The federal Fair Debt Collection Practices Act restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the Fair Debt Collection Practices Act. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting healthcare reform or the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect healthcare business. It is reasonable to believe that there may be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on our business. It is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of the hospitals and other facilities where our physicians provide services. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

Further, certain regulations not specifically targeting the health care industry also could have material effects on our operations. For example, the California Finance Lenders Law, Division 9, Sections 22000-22780 of the California Financial Code, could arguably apply to the Company as a result of its various affiliate and subsidiary loans and similar arrangements. If a regulator were to take the position that such loans were covered by the California Finance Lenders Law, we could be subject to regulatory action which could impair our ability to continue to operate and may have a material adverse effect on our profitability and business.

We may incur significant costs to adopt certain provisions under the Health Information Technology for Economic and Clinical Health Act.

HITECH was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. Among the many provisions of HITECH are those relating to the implementation and use of certified Electronic Health Records (“EHR”). Our patient medical records are maintained and under the custodianship of the healthcare facilities in which we operate. However, to adopt the use of EHRs utilized by these healthcare facilities, determine to adopt certain EHRs, or comply with any related provisions of HITECH, we may incur significant costs which could have a material adverse effect on our business operations and financial position.

Risks Related to Ownership of Our Securities

The market price of our common stock may be volatile, and the value of your investment could decline significantly.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Other factors include:

•	variations in quarterly operating results;

•	changes in earnings estimates by analysts;

•	developments in the hospitalists markets;

•	announcements of acquisitions dispositions and other corporate level transactions;

•	announcements of financings and other capital raising transactions;

•	sales of stock by our larger stockholders; and

•	general stock market conditions.

Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. We have been conditionally approved to uplist on Nasdaq Capital Market and, if we are successful in uplisting, we may be covered by more analysts. Our failure to meet their expectations and the projections in their reports could have a material adverse effect on our results of operations. There is no assurance that the market price of our shares of common stock will not fall in the future.

If any of our historical offerings or sales of our or our subsidiaries’ or affiliates’ unregistered securities were found to be in violation of the Securities Act or state law, then the securities holders who purchased or received such securities may be able to sue to recover the consideration paid for their securities (or the equivalent value if such shares were issued for services) or for damages.

Historically, we have generally offered and sold our securities and the securities of our subsidiaries and affiliates in reliance on Section 4(a)(2) of the Securities Act or other available federal exemptions for offering securities. Similar reliance has been placed on exemptions under state laws from securities registration or qualification requirements. Our historical offerings or sales may not have qualified or met the requirements of any of such federal or state law exemptions due to, among other things, the sophistication of the investors, the adequacy of disclosure, the manner of distribution, or the existence of similar offerings in the past or in the future. If rescission claims were successful, securities holders may be entitled to recover the consideration paid for the securities they purchased with interest thereon (or, to the extent securities were offered for services, the value thereof), or for damages. Furthermore, we could be forced to expend significant time and resources defending actions under these laws, even if we are ultimately successful in any defense.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

We have issued some of our directors, employees, consultants, lenders and other third parties securities that such parties may exercise or convert into shares of our common stock, which exercise would result in the dilution of the ownership interests of our present stockholders. For example, NNA has the right to exercise upon certain conditions being satisfied the warrants or the convertible note it acquired in connection with the credit and investment agreements we entered into with NNA on March 28, 2014. If NNA exercises such right, we will have to issue additional shares of common stock to NNA, which will dilute the ownership interests of our other stockholders. We will have to issue additional shares of common stock in connection with any conversion of the 9% convertible notes we previously issued.

Additionally, we may in the future issue additional authorized but previously unissued equity securities, resulting in further dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. For example, we will have to issue additional shares of common stock to NNA if we fail to comply with NNA’s registration rights.

The future issuance of any such additional shares of common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded at such time.

Investors may experience dilution of their ownership interests because of certain anti-dilution rights afforded NNA.

The exercise price under the Warrants (defined below in “Our Business – NNA Financing Arrangements”) and the conversion price under the Convertible Note (defined below in “Our Business – NNA Financing Arrangements”) and the number of shares underlying such securities would be adjusted under certain circumstances, resulting in our issuance of additional securities. This adjustment would be triggered by the issuance of our common stock (or securities issuable into our common stock) at a price per share less than $9.00 per share. The anti-dilution protections described above do not apply to certain exempt issuances, including the sale of our common stock in a bona fide, firmly underwritten public offering pursuant to a registration statement under the 1933 Act and with a purchase price per share of at least $20.00. In addition, these adjustments would terminate on the earlier of March 28, 2016 and the Company’s closing of an equity financing yielding gross cash proceeds of at least $2,000,000.

Additionally, we may in the future issue additional authorized but previously unissued equity securities, which may also trigger NNA’s anti-dilution protections, and result in further dilution of the ownership interests of our stockholders.

There has been a limited trading market for our common stock to date.

There is limited trading volume in our common stock, which is quoted on the OTCQB under the trading symbol “AMEH.” It is anticipated that there will continue to be a limited trading market for our common stock on the OTCQB, and it is often difficult to obtain accurate price quotes for our stock on the OTCQB. A lack of an active market may impair our stockholders’ ability to sell shares at the time they wish to sell shares or at a price that our stockholders consider reasonable. The lack of an active market may also reduce the fair market value of shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

Our Credit Agreement with NNA prohibits payments of dividends without their prior consent and do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.

Our Credit Agreement with NNA prohibits payment of dividends without their prior consent and we do not expect to pay dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. Any future payment of cash dividends will depend upon obtaining the consent of NNA, our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors.

Delaware law and our Certificate of Incorporation could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, and thereby adversely affect existing stockholders.

The Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. Delaware law imposes conditions on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock.

Although we have been conditionally approved, we may elect not to uplist to the Nasdaq Capital Market or we not successfully obtain a listing on the Nasdaq Capital Market for our common stock. If we elect to uplist and obtain a listing, we may not be able to comply with continued listing standards.

We have been conditionally approved, subject to the satisfaction of certain conditions and meeting all of the Nasdaq Capital Market listing standards on the date we uplist, to list our common stock on the Nasdaq Capital Market. We currently do not meet the Nasdaq Capital Market’s minimum initial listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to meet those initial listing requirements at any point in the future. Even if we meet those listing standards, we may elect not to uplist. If the Nasdaq Capital Market does not list our common stock for trading on its exchange, either because we elect not to uplist or because we do not meet the listing standards, the consequences may include:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our shares of common stock are “penny stock,” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our Company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If we list on the Nasdaq Capital Market, such securities will be covered securities However, we do not currently meet the listing standards of the Nasdaq Capital Market, and may elect not to uplist even if we meet such standards in the future. As a result, our securities are not be covered securities and are subject to regulation in each state in which we offer our securities.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market (if our application to uplist is unconditionally approved, and we elect to uplist) or the OTCQB could result in a delisting of our common stock.

Even if our application to list on the Nasdaq Capital Market is approved, we meet the initial listing standards and we elect to uplist, thereafter if we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Capital Market may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on the Nasdaq Capital Market, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Capital Market’s listing requirements.

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

Our common stock may be subject to the “penny stock” rules of the SEC, and trading in our securities is very limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our securities.

The SEC has adopted Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	a broker or dealer to approve a person’s account for transactions in penny stocks; and

•	a broker or dealer receives a written agreement for the transaction from the investor, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

We engaged in a reverse stock split, which may decrease the liquidity of the shares of our common stock.

We effected a one-for-ten reverse stock split of our outstanding common stock in April 2015. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTIES

Our corporate headquarters are located at 700 North Brand Boulevard, Suite 220, Glendale, California 91203.   On October 14, 2014, the lease was amended by a Second Amendment which includes 16,484 rentable square feet and extends the term of the lease to approximately six years after we obtain occupancy of the new premises. We anticipate occupying the new premises during the second fiscal quarter of 2016.   The Second Amendment sets the Headquarters base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month.

AMM leases the SCHC Premises located in Los Angeles, California, consisting of 8,766 rentable square feet, for a term of ten years. The base rent for the SCHC Lease is $32,872 per month.

We also lease seven other offices (10,207 square feet collectively) throughout Los Angeles, California, with varying expiration dates through 2020.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. We have become involved in the following two legal matters:

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with us in the greater Los Angeles area, filed an action against us and two of our affiliates, MMG and AMEH in Los Angeles County Superior Court. The complaint alleged that we and our two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, we filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served us and our affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services (JAMS) in Los Angeles. We are currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. We are aware that punitive damages previously sought in the court proceeding are not available in arbitration. We are preparing a defense to the allegations and we intend to vigorously defend the action.

On August 28, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., filed a similar lawsuit against Warren Hosseinion, our Chief Executive Officer. Dr. Hosseinion is defending the action and is currently being indemnified by us subject to the terms of an indemnification agreement and our charter. We have an existing Directors and Officers insurance policy. On September 9, 2014, Dr. Hosseinion filed a motion requesting the Court to stay the court proceeding and, pursuant to existing arbitration agreements, order the parties to arbitrate the dispute as part of the pending arbitration proceedings before JAMS (as discussed above). On October 29, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On November 13, 2014, Plaintiffs served Dr. Hosseinion with Demands for Arbitration before JAMS in Los Angeles, and on November 19, 2014, we agreed to consolidate the two proceedings against Dr. Hosseinion with the two existing proceedings against us and our other affiliates. The parties are currently pursuing mediation of the dispute. We continue to examine the merits of the claims to be arbitrated against Dr. Hosseinion, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. We are aware that punitive damages previously sought in the court proceeding against Dr. Hosseinion are not available in arbitration.

Other than the two specific items disclosed above, the merits of which we continue to examine and analyze, we believe, based upon our review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, or cash flows in a future period.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol, “AMEH,”

The following table sets forth, during the fiscal quarters presented, the high and low bid prices of our common stock as reported by the OTCQB. On May 16, 2014, the Board of Directors of our Company approved a change to the Company’s fiscal year end from January 31 to March 31. For continuity of reporting our stock price, we reflected fiscal quarters in the following table based on our current March 31 fiscal year-end and adjusted our stock price to reflect the effects of our reverse stock split. The OTCQB quotations below reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended March 31, 2015
First Quarter	$7.00	$4.40
Second Quarter	6.50	2.50
Third Quarter	5.30	3.00
Fourth Quarter	5.49	3.60

	High	Low
Fiscal Year ended March 31, 2014
First Quarter	$7.50	$2.60
Second Quarter	7.20	3.00
Third Quarter	100.10	3.81
Fourth Quarter	6.50	4.30

On June 30, 2015, the closing price of our common stock as quoted on OTCQB was $6.90. This amount reflects a one-for-ten (1:10) reverse stock split of our outstanding common stock that we effected on April 24, 2015.

Reverse Stock Split

On April 24, 2015, the Company filed an amendment to its articles of incorporation to effect a 1-for-10 reverse stock split of its common stock. The number of authorized, but unissued, shares was not affected. No fractional shares were issued following the reverse stock split and we paid cash in lieu of any fractional shares resulting from the reverse stock split.

Stockholders

As of May 5, 2015, as reported by the Company’s stock transfer agent, there were approximately 348 holders of record of our common stock.

Dividends

To date we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our Credit Agreement with NNA, restricts the payment of dividends without their prior consent. Our future dividend policy will depend on obtaining NNA’s prior consent, our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and agreements as of March 31, 2015, including our 2010 Equity Incentive Plan (as amended) and our 2013 Equity Incentive Plan. The material terms of each of these plans and agreements are described in the notes to our March 31, 2015 consolidated financial statements, which are part of this Report. Each of these plans was approved by our stockholders.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected)
Equity compensation plans approved by stockholders	776,500	$4.69	48,600
Equity compensation plans not approved by stockholders	-	-	-
Total	776,500	$4.69	48,600

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis together with our consolidated financial statements and the related notes which have been included in this Annual Report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a patient-centered, physician-centric integrated healthcare delivery company with a management team with over a decade of experience working at providing coordinated, outcomes-based medical care in a cost-effective manner. We have built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. We believe that we are well-positioned to take advantage of changes in the U.S. healthcare industry as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

We operate in one reportable segment, the healthcare delivery segment, and implement and operate innovative health care models to create a patient-centered, physician-centric experience. Accordingly, we report our consolidated financial statements in the aggregate, including all of our activities in one reportable segment. We have the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An ACO, which focuses on the provisions of high-quality and cost-efficient care to Medicare FFS patients;

•	Two IPAs, which contract with physicians and provide care to Medicare, Medicaid, commercial and dual eligible patients on fee-for-service or risk and value based fee bases;

•	Clinics, which provide primary care and specialty care in the Greater Los Angeles area; and

•	Palliative care, home health and hospice services, which include, our at-home, pain management and final stages of life services.

Our revenue streams are diversified among our various operations and contract types, and include:

•	Traditional fee-for-service reimbursement, which is the primary revenue source for our clinics; and

•	Risk and value-based contracts with health plans, IPAs, hospitals and the CMS’s MSSP, which are the primary revenue sources for our hospitalists, ACO, IPAs and palliative care operations.

We serve Medicare, Medicaid, HMO and uninsured patients primarily in California, as well as in Mississippi and Ohio (where our ACO has recently begun operations). We primarily provide services to patients that are covered by private or public insurance, although we do derive a small portion of our revenue from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

Our mission is to transform the delivery of healthcare services in the communities we serve by implementing innovative population health models and creating a patient-centered, physician-centric experience in a high performance environment of integrated care.

The original business owned by ApolloMed was ApolloMed Hospitalists (“AMH”), a hospitalist company, which was incorporated in California in June, 2001 and which began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. ApolloMed was initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy in a competitive market by providing high-quality care and innovative solutions for our hospital and managed care clients. In 2012, we formed an ACO, ApolloMed ACO, and an IPA, MMG, and in 2013 we expanded our service offering to include integrated inpatient and outpatient services through MMG. In 2014, we added several complementary operations by acquiring an IPA and outpatient primary care and specialty clinics, as well as hospice/palliative care and home health entities.

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. We operate through the following subsidiaries: AMM, PCCM, VMM and ApolloMed ACO. Through our wholly-owned subsidiary, AMM, we manage affiliated medical groups, which consist of AMH, ACC, MMG, AKM, SCHC, and Bay Area Hospitalist Associates, A Medical Corporation ("BAHA"). Through our wholly-owned subsidiary, PCCM, we manage LALC, and through our wholly-owned subsidiary VMM, we manage Hendel. We also have a controlling interest in ApolloMed Palliative, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc. AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements. Our ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Our recent financial highlights, as more fully discussed below, include that for the year ended March 31, 2015, we had:

•	Net revenue of $33.0 million, an increase of 195% from $11.2 million for the twelve months ended March 31, 2014 (unaudited), which net revenue consisted of approximately $11.3 million from our hospitalists, approximately $10.3 million from our IPAs, approximately $5.4 million from our ACO,* approximately $4.5 million from our clinics, and $1.5 million from our palliative care services; and

•	Generated loss from operations of $0.7 million, a decrease of 84% compared to a loss from operations of $4.4 million (unaudited) in the comparable period of 2014.

* Approximately $5.4 million of the revenue for the year ended March 31, 2015, was derived from a receivable from CMS (the payment for which was received in October, 2014) related to our ACO's portion of shared savings achieved during the period of July 1, 2012 to December 31, 2013. No assurance can be made that such a payment will be made in the future, and if any payment is made, it would be made on an annual basis.

Recent Developments

Management Services Agreement

On February 17, 2015, we entered into the Bay Area MSA with a hospitalist group (“BAHA”) located in the San Francisco Bay area. Under the Bay Area MSA, we will provide all business administrative services, including billing, accounting, human resources management and supervision of all non-medical business operations. We have evaluated the impact of the Bay Area MSA and determined it triggers variable interest entity accounting which requires the consolidation of the hospitalist group into our consolidated financial statements.

Reverse Stock Split and NASDAQ Listing Submission

On April 24, 2015, we filed an amendment to our articles of incorporation to effect a 1-for-10 reverse stock split of its common stock. All share and per share amounts relating to the common stock, stock options and warrants included in the financial statements and footnotes have been retroactively adjusted to reflect the reduced number of shares resulting from this action. The number of authorized, but unissued, shares is not affected. No fractional shares will be issued following the reverse stock split and we paid cash in lieu of any fractional shares resulting from the reverse stock split.

In conjunction with the reverse stock split, we submitted an initial listing application to the NASDAQ Stock Market to have our common stock approved for listing on the NASDAQ Capital Market.

NNA Amendments

On May 13, 2015, the Company entered into an Amendment to First Amendment and Acknowledgement (the “Amendment”) with NNA of Nevada, Inc., an affiliate of Fresenius Medical Care North America. The Amendment amended the First amendment and Acknowledgement, dated as of February 6, 2015 (the “Acknowledgement”), among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until June 12, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities. The Acknowledgement was filed as an exhibit to the Company’s Current Report on Form 8-K on February 11, 2015.

On July 7, 2015, the Company entered into an Amendment to First Amendment and Acknowledgement (the “New Amendment”) with NNA of Nevada, Inc., an affiliate of Fresenius Medical Care North America. The New Amendment amended the First amendment and Acknowledgement, dated as of February 6, 2015 (as amended by the Amendment, the “Acknowledgement”), among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until October 24, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities. The Acknowledgement was filed as an exhibit to the Company’s Current Report on Form 8-K on July 10, 2015.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Principles of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of Notes to Consolidated Financial Statements as of and for the year ended March 31, 2015 which describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

Our consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) our controlling interest in ApolloMed ACO, and ApolloMed Palliative, which is a newly formed entity which provides home health and hospice medical services which owns BCHC and HCHHA and in which a non-controlling interest in ApolloMed Palliative contributed $586,111 in cash; and (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

Through the management agreements and our relationship with the stockholders of the PPCs, we have exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Consequently, we consolidate the revenue and expenses of each PPC from the date of execution of the applicable management agreement.

All intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

We use the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value (with limited exceptions), to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition related costs separately from the business combination.

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

Fee-for-service revenue

Fee-for-service revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted physicians. Under the fee-for-service arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into tour billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services.

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which we are obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted health maintenance organizations (each, an “HMO”) finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to us. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by us under a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMOs and management service organizations (“MSOs”). Capitation revenue under the PSA and HMO contracts is prepaid monthly to us based on the number of enrollees electing us as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to us.

HMO contracts also include provisions to share in the risk for enrollee hospitalization, whereby we can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Typically, any shared risk deficits are not payable until and unless we generate future risk sharing surpluses, or if the HMO withholds a portion of the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is typically extinguished. Due to the lack of access to information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are only recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following fiscal year.

In addition to risk-sharing revenues, we also receive incentives under “pay-for-performance” programs for quality medical care, based on various criteria. These incentives, which are included in other revenues, are generally recorded in the third and fourth quarters of the fiscal year and are recorded when such amounts are known.

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. We participate in full risk programs under the terms of the PSA with health plans, whereby we are wholly liable for the deficits allocated to the medical group under the arrangement.

Medicare Shared Savings Program Revenue

Through our subsidiary, ApolloMed ACO, participates in the MSSP sponsored by the CMS. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a newly formed program with limited history of payments to ACO participants. We consider revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

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

Medical Liability Costs

We are responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. We provide integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are also recorded in cost of services.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the consolidated balance sheets. Medical payables include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. We have a $20,000 per member professional stop-loss, none on institutional risk pools. Any adjustments to reserves are reflected in current operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, insurance companies, and amounts due from hospitals and patients. Accounts receivable are recorded and stated at the amount expected to be collected.

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We also regularly analyze the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

Fair Value of Financial Instruments

Our accounting for Fair Value Measurement and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The fair values of our financial instruments are measured on a recurring basis. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the NNA Term Loan and the Convertible Notes approximates fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

Non-controlling Interests

The non-controlling interests recorded in our consolidated financial statements includes the pre-acquisition equity of those PPC’s in which we have determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities owned by third-party physicians. The nature of these contracts provide us with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties as well as income or losses attributable to certain non-controlling interests. Non-controlling interests also represent third-party minority equity ownership interests which are majority owned by us.

Stock-Based Compensation

We maintain a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 9 to our consolidated financial statements. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. We sell certain of our restricted common stock to our employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

Recently Adopted Accounting Changes and Recently Issued and Adopted Accounting Pronouncements

There have been no accounting changes or recently adopted accounting pronouncements. See Note 2 to our consolidated financial statements for recently issued accounting pronouncements.

Change in Fiscal Year

On May 16, 2014, our Board of Directors approved a change in fiscal year end from January 31 to March 31, effective March 31, 2014. The comparative financial information provided for the twelve months ended March 31, 2014 and for the two months ended March 31, 2013, is unaudited and includes all normal recurring adjustments necessary for a fair statement of the results for the period.

 Results of Operations and Operating Data

Year Ended March 31, 2015 vs. Twelve Months Ended March 31, 2014 (Unaudited)

	2015	2014 (Unaudited)	Change	Percentage change
Net revenues	$32,989,742	$11,157,876	$21,831,866	195.7%

Costs and expenses:
Cost of services	22,067,421	9,942,340	12,125,081	122.0%
General and administrative	11,282,221	5,582,360	5,699,861	102.1%
Depreciation and amortization	334,434	32,620	301,814	925.2%
Total costs and expenses	33,684,076	15,557,320	18,126,756	116.5%

Loss from operations	$(694,334)	$(4,399,444)	$3,705,110	(84.2)%

	% of Net Revenues
	2015	2014 (Unaudited)
Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	66.9%	89.1%
General and administrative	34.2%	50.0%
Depreciation	1.0%	0.3%
Total costs and expenses	102.1%	139.4%

Loss from operations	(2.1)%	(39.4)%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase (decrease) was attributable to:

$5,685,793	Incremental revenue from the acquisitions of AKM and SCHC
8,169,015	Increase in MMG services due to increase in patient lives. MMG’s net revenue in the fourth quarter of 2015 included a one-time true-up payment for services rendered throughout fiscal year 2015. Such amounts will be paid as earned on a go-forward basis.
1,464,096	Incremental revenue from the acquisitions of BCHC and HCHHA
5,382,617	ACO shared savings revenue
5,289	Increase in clinic revenues due to ACC acquisitions
(30,540)	Decrease in hospitalist revenue, primarily driven by the Affordable Care Act which reduced Medicare reimbursement
628,930	Incremental revenue from consolidating BAHA as a variable interest entity effective February 17, 2015
392,846	Increase in revenue from LALC and Hendel
133,820	Other

Cost of services are comprised primarily of physician compensation and related expenses. The (increase) decrease was attributable to:

$(4,454,924)	Incremental costs of service from the acquisitions of AKM and SCHC
(5,885,201)	Increase in MMG claim costs due to higher patient lives
(712,667)	Incremental costs of service from the acquisitions of BCHC and HCHHA
(635,409)	Increase in ACC clinic costs due to acquisitions in October 2013
(1,400,000)	Participating physician share of ACO savings revenue
423,027	Decrease in other physician related costs
697,947	Decrease in physician stock-based compensation
(446,811)	Incremental costs of service from consolidating BAHA as a variable interest entity effective February 17, 2015
288,957	Other

Cost of services as percentage of net revenues decreased principally due to the lower cost of ACO shared savings revenue.

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. The (increase) decrease in general and administrative expenses was attributable to:

$284,788	Decrease in stock-based compensation to employees, partially offset by higher valuation of ApolloMed ACO shares to ApolloMed ACO physicians
(2,269,720)	Increase in legal and professional fees related to Lakeside litigation and to support corporate initiatives.
(402,659)	Increase in personnel, services and related expenses related to the ACO initiative.
(1,031,220)	Increase in administrative personnel and facilities costs to support growth in the business
(1,254,030)	Incremental general and administrative expenses from the acquisitions of AKM and SCHC
(1,063,631)	Incremental general and administrative expenses from the acquisitions of BCHC and HCHHA
(161,181)	Incremental general and administrative expenses from consolidating BAHA as a variable interest entity effective February 17, 2015
197,792	Other

	2015	2014 (Unaudited)	Change
Depreciation and amortization expense	$334,434	$32,620	$301,814

Depreciation and amortization increased primarily due to the acquisitions of AKM, SCHC, BCHC and HCHHA which added additional depreciation expense of approximately $194,000 and additional amortization expense of $88,000 related to the intangible assets acquired during the current fiscal year (See Note 3 – Acquisitions in the Consolidated Financial Statements).

	2015	2014 (Unaudited)	Change
Interest expense	$1,326,407	$777,648	$548,759

Interest expense increased in 2015 primarily due to higher interest expense due to an increase in borrowings primarily related to the 2014 NNA financing.

	2015	2014 (Unaudited)	Change
Change in fair value of warrant and conversion liability	$833,545	$-	$833,545

The change in fair value of the warrant and conversion liability resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liability, which considers among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and the NNA Convertible Note.

	2015	2014 (Unaudited)	Change
Net loss attributable to Apollo Medical Holdings, Inc.	$(1,802,601)	$(5,641,637)	$3,839,036

Net loss attributable to Apollo Medical Holdings, Inc. decreased primarily due to ApolloMed ACO shared savings revenue, partially offset by higher cost of medical services in ACC, MMG, SCHC, BCHC, and HCHHA; and an increase in legal and professional fees and stock-based compensation.

For the year ended March 31, 2015, cash used in operating activities was $271,910. This was the result of a net loss of $1,347,957, a decrease in working capital of $168,759 and a $833,545 change in the fair value of the warrant and conversion liability, offset by cash provided by non-cash expenses of $2,078,351. Non-cash expenses primarily include depreciation expense, issuance stock-based compensation expense, amortization of financing costs, and accretion of debt discount.

Cash provided by working capital was due to:

Increase in accounts payable and accrued liabilities	$851,277
Increase in medical liabilities	$249,610
Increase in due from affiliates	$55,358

Cash used by working capital was due to:

Increase in accounts receivable, net	$(912,205)
Increase in other receivables	$(188,236)
Increase in other assets	$(106,510)
Increase in prepaid expenses and advances	$(118,054)

For the year ended March 31, 2015, cash used in investing activities was $3,200,375 related to the acquisitions of BCHC, HCHHA, AKM and SCHC aggregating $3,356,145 (net of cash and cash equivalents acquired of $660,893) the increase in cash due to the consolidation of our variable interest entities of $271,395, an increase in restricted cash of $510,000 and investment in office and technology equipment, partially offset by the proceeds of $438,884 from the sale of marketable securities.

For the year ended March 31, 2015, net cash provided by financing activities was $1,655,049 primarily as the result of the issuance of convertible notes payable of $2,000,000, $1,000,000 proceeds from the NNA line of credit, the contributions by a non-controlling interest of $725,278, offset by principal payments on the term loan of $936,083, debt issuance costs of $533,646, the repurchase of common stock of $500 and distributions of $600,000 to a non-controlling interest shareholder.

Two Months Ended March 31, 2014 vs. Two Months Ended March 31, 2013 (Unaudited)

Our results of operations were as follows for the two months ended March 31:

	2014	2013 (Unaudited)	Change	Percentage change
Net revenues	$2,336,522	$1,662,951	$673,571	40.5%

Costs and expenses:
Cost of services	2,050,913	1,184,786	866,127	73.1%
General and administrative	826,870	531,120	295,750	55.7%
Depreciation	5,765	4,506	1,259	27.9%
Total costs and expenses	2,883,548	1,720,412	1,163,136	67.6%

Loss from operations	$(547,026)	$(57,461)	$(489,565)	852.0%

The following table sets forth consolidated statements of operations for the two months ended March 31 stated as a percentage of net revenues:

	% of Net revenues
	2014	2013 (Unaudited)

Net revenues	100.0%	100.0%

Costs and expenses:
Cost of services	87.8%	71.2%
General and administrative	35.4%	31.9%
Depreciation	0.2%	0.3%
Total costs and expenses	123.4%	103.5%

Loss from operations	-23.4%	-3.5%

Net revenues are comprised of net billings under the various fee structures from health plans, medical groups/IPA’s and hospitals, and income from service fee agreements. The increase was attributable to:

$96,561	New hospital contracts, increased same-market area growth and expansion of services with existing medical group clients at new hospitals.
$577,010	Increase in MMG services due to increase in patient lives.

Cost of services are comprised primarily of physician compensation and related expenses. The increase was attributable to:

$(202,867)	Increase in physician costs attributable to new physicians hired to support new contracts.
$(663,260)	Increase in MMG and ACC services

Cost of services as percentage of net revenues increased principally due to higher medical costs associated with ACC’s clinic operation and higher proportion of Medi-Cal patient lives added to MMG for the two months ended March 31, 2014.

General and administrative expenses include all non-physician salaries, benefits, supplies and operating expenses, including billing and collections functions, and our corporate management and overhead not specifically related to the day-to-day operations of our physician group practices. We also funded initiatives associated with establishment of ApolloMed ACO, MMG, and ACC, which had limited or no revenue for the two months ended March 31, 2014. The increase in general and administrative expenses was attributable to:

$(92,734)	Increase in board, legal and professional fees to support the continuing growth of our operations.
$(191,279)	Increase in administrative personnel and facilities costs to support growth in the business
$(11,737)	Increase in stock-based compensation to employees, directors and consultants

	2014	2013 (Unaudited)	Change
Interest expense	$184,578	$86,114	$77,924
Other income	(28,816)	(1,476)	(27,340)
Total other expense	$155,762	$84,638	$50,584

Other expense increased in 2014 primarily due to higher interest expense due to an increase in borrowings partially offset by a gain from extinguishment of debt associated the 2014 NNA Financing to pay off the medical clinic acquisition promissory notes.

	2014	2013 (Unaudited)	Change
Net loss attributable to Apollo Medical Holdings, Inc.	$766,442	$224,399	$542,043

Net loss attributable to Apollo Medical Holdings, Inc. increased primarily due to higher cost of medical services in ACC and MMG and an increase in spending associated with the ACO, ACC and MMG initiatives.

Liquidity and Capital Resources

At March 31, 2015, we had cash equivalents of approximately $5.0 million compared to cash and cash equivalents of approximately $6.8 million at March 31, 2014. At March 31, 2015, we had borrowings totaling $8.6 million compared to borrowings at March 31, 2014 of $6.8 million.

We incurred the following net operating loss and cash used in operating activities for the year ended March 31, 2015:

Loss from operations	$(694,334)
Cash used in operating activities	$(271,910)

Our accumulated deficit and stockholders’ deficit at March 31, 2015 was as follows:

Accumulated deficit	$(19,340,521)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	$(2,817,673)

To date, we have funded our operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities, which have provided funds for near-term operations and growth. On March 28, 2014, we entered into an equity and debt arrangement with NNA to provide $12,000,000 in funding, which included a $2,000,000 investment in the Company's common stock, $8,000,000 in term and revolving loans (of which the $1,000,000 revolving loan was drawn in December 2014), and a $2,000,000 convertible note commitment, which was drawn by the Company on July 31, 2014. We used approximately $3,500,000 in cash to finance the acquisitions of BCHC, HCHHA, AKM and SCHC during the year ended March 31, 2015.

We believe our cash balances on hand as of March 31, 2015 of $5.0 million and availability under our lines of credit of approximately $380,000 will be sufficient to meet our working capital requirements for at least the next twelve months. Cash flows from operations is unpredictable. ApolloMed ACO has limited experience operating an ACO or managed care organization and its revenues, if any, are difficult to predict. Further, MMG is growing rapidly and received a one-time true-up payment in the fourth quarter of 2015 for services rendered throughout fiscal year 2015. Such amounts will be paid as earned on a go-forward basis. That make it difficult to predict its future cash flow and results. As a result, we may require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations. If available funds are not adequate, we may need to obtain additional sources of funds or reduce operations. There is no assurance we will be successful in doing so.

We cannot assure that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Contractual Obligations and Commercial Commitments

Debt Agreements

The following is an overview of our total outstanding debt obligations as of March 31, 2015:

			March 31,
Description of Debt	Lender Name	Interest Rate	2015
Term loan due March 28, 2019, net of debt discount of $1,060,401	NNA of Nevada, Inc.	8.00%	$5,467,098
Line of credit payable due March 28, 2019	NNA of Nevada, Inc.	3 mo. LIBOR + 6%	1,000,000
8% Senior subordinated convertible promissory notes due March 28, 2019, net of debt discount of $985,255	NNA of Nevada, Inc.	8.00%	1,014,745
9% Senior subordinated convertible notes due February 15, 2016, net of debt discount of $62,682	Various	9.00%	1,037,818
Unsecured revolving line of credit due June 5, 2016	Union Bank	7.75%	94,764
			$8,614,425

The above table excludes contingent payment arrangements associated with our acquisitions of AKM, SCHC, BCHC, and HCHHA. The aggregate maximum of contingent payments under these arrangements is $1,550,000, of which $250,000 has been paid as of March 31, 2015.

Employment Agreements

We have various employment and consulting agreements with several individuals, which provide for, among other items, annual base salaries and potential bonuses. These contracts contain change of control, termination and severance clauses that require us to make payments to certain of these employees if certain events occur as defined in their respective contracts.

Lease Agreements

Our corporate headquarters are located at 700 North Brand Boulevard, Suite 220, Glendale, California 91203.   On October 14, 2014, the lease was amended by a Second Amendment which includes 16,484 rentable square feet and extends the term of the lease to be for approximately six years after we begin operations in the new premises. We anticipate occupying the new premises during the second fiscal quarter of 2016.   The Second Amendment sets the Headquarters base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month.

AMM leases the SCHC Premises located in Los Angeles, California, consisting of 8,766 rentable square feet, for a term of ten years. The base rent for the SCHC Lease is $32,872 per month.

We also lease seven other offices (10,207 square feet collectively) throughout Los Angeles, California, with varying expiration dates through 2020.

Future minimum rental payments required under the operating leases are as follows:

Year ending March 31,
2016	$771,754
2017	834,522
2018	916,395
2019	920,630
2020	905,117
Thereafter	2,482,251
Total	$6,830,669

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of or for the year ended March 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements for the fiscal year ended March 31, 2015 are included in this annual report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on May 12, 2014, the Company’s principal accountant, Kabani & Company, Inc. (“Kabani”), was dismissed as the Company’s independent registered public accounting firm. Kabani’s issued report on the Company’s financial statements for the fiscal year ended January 31, 2014 and 2013, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company’s decision to change accountants was recommended and approved by the Board of Directors on May 12, 2014.

In connection with the audit of the Company's consolidated financial statements for the years ended January 31, 2014, and 2013, and through the subsequent interim period preceding the dismissal of Kabani, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K in connection with the dismal of Kabani.

Effective on May 12, 2014, the Board of Directors recommended, approved and directed the selection of BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm.

During the two most recent fiscal years ended January 31, 2014 and 2013, and the subsequent interim period prior to the engagement of BDO, neither the Company, nor anyone on its behalf, consulted BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, where either a written report was provided to the Company or oral advice was provided, that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company has carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2015, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective, at a reasonable assurance level, in ensuring that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required. For a discussion of the reasons on which this conclusion was based, see “Management’s Report on Internal Control over Financial Reporting” below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of March 31, 2015.

A material weakness is a significant control deficiency or combination of significant control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses in our disclosure controls and procedures, and internal controls over financial reporting:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have adequate review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to adequately review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible.

Based on the foregoing material weaknesses, we have determined that, as of March 31, 2015, our internal controls over our financial reporting are not effective. The Company is reviewing and considering what remediation steps need to be taken to address each material weakness. We continue to add qualified employees and consultants to address these issues and we will start the written documentation of our internal control policies and procedures. We will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the Company is a Smaller Reporting Company.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter (i.e., the three-month period ended March 31, 2015) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2015, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2015, which information is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item will be contained in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2015, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2015, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2015, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Please see the Reports of our Independent Registered Public Accounting Firms, and the related consolidated financial statements beginning on page F-1 of this Form 10-K.

(b)	Exhibits Index

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of Southern California Heart Centers, A Medical Corporation and Southern California Heart Centers, A Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on August 14, 2014, and incorporated herein by reference).
3.1	Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015, and incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on April 27, 2015, and incorporated herein by reference).
3.3	Restated Bylaws (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015, and incorporated herein by reference).
4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 2,500 shares of common stock (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012 and incorporated herein by reference).
4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012 and incorporated herein by reference).
4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013 and incorporated herein by reference).
4.5	Form of Investor Warrant for purchase of 3,750 shares of common stock, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013, and incorporated herein by reference).
4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.7	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.8	Common Stock Purchase Warrant to purchase 200,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.9	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
4.10	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 19, 2008 and incorporated herein by reference).
10.2	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010 and incorporated herein by reference).
10.3	Board of Directors Agreement dated March 22, 2012, by and between Apollo Medical Holdings, Inc. and Suresh Nihalani (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012, and incorporated herein by reference).
10.4	2013 Equity Incentive Plan of Apollo Medical Holdings, Inc. dated April 30, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014, and incorporated herein by reference).
10.5	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David Schmidt (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014, and incorporated herein by reference).

10.6	Board of Directors Agreement dated October 17, 2012 by and between Apollo Medical Holdings, Inc., and Mark Meyers (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014, and incorporated herein by reference).
10.7	Intercompany Revolving Loan Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on June 14, 2013, and incorporated herein by reference).
10.8	Intercompany Revolving Loan Agreement, dated July 31, 2013 by and between Apollo Medical Management, Inc. and ApolloMed Care Clinic (filed as an exhibit to a Quarterly Report on Form 10-Q on September 16, 2013, and incorporated herein by reference).
10.9	Consulting and Representation Agreement between Flacane Advisors, Inc. and Apollo Medical Holdings, Inc., dated January 15, 2015 (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015, and incorporated herein by reference).
10.10	Intercompany Revolving Loan Agreement dated as of September 30, 2013, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, a Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on December 20, 2013, and incorporated herein by reference).
10.11	Form of Settlement Agreement and Release, between Apollo Medical Holdings, Inc. and each of the Holders listed on Exhibit A to the First Amendment, effective December 20, 2013 (filed as an exhibit to a Current Report on Form 8-K on December 24, 2013, and incorporated herein by reference).
10.12	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.13	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.14	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Care Clinic, and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.15	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by Maverick Medical Group Inc. and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.16	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Hospitalists and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.17	Shareholders Agreement, between Apollo Medical Holdings, Inc., Warren Hosseinion, M.D., Adrian Vazquez, M.D., and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.18	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014, and incorporated herein by reference).
10.19	Employment Agreement, between Apollo Medical Management, Inc. and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.20	Employment Agreement, between Apollo Medical Management, Inc. and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.21	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.22	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.23	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.24	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).

10.25	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.26	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.27	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.28	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.29	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of Maverick Medical Group, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.30	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.31	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.32	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.33	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014, and incorporated herein by reference).
10.34	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014, and incorporated herein by reference).
10.35	Board of Directors Agreement dated February 15, 2012 by and between Apollo Medical Holdings, Inc., and Ted Schreck (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014, and incorporated herein by reference).
10.36	Board of Directors Agreement dated October 22, 2012 by and between Apollo Medical Holdings, Inc., and Mitchell R. Creem (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014, and incorporated herein by reference).
10.37	Consulting Agreement as of May 20, 2014 by and among Apollo Medical Holdings, Inc. and Bridgewater Healthcare Group, LLC (filed as an exhibit to a Current Report on Form 8-K/A on July 3, 2014, and incorporated by reference herein)
10.38	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on September 16, 2014, and incorporated by reference herein)
10.39	Contribution Agreement, dated as of October 27, 2014, by and between Dr. Sandeep Kapoor, M.D, Marine Metspakyan and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014, and incorporated herein by reference).
10.40	Contribution Agreement, dated as of October 27, 2014, by and between Rob Mikitarian and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014, and incorporated herein by reference).
10.41	Membership Interest Purchase Agreement, entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Apollo Medical Holdings, Inc., Dr. Sandeep Kapoor, M.D., Marine Metspakyan and Best Choice Hospice Care, LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014, and incorporated herein by reference).
10.42	Stock Purchase Agreement entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Rob Mikitarian and Holistic Care Home Health Agency, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014, and incorporated herein by reference).

10.43	Second Amendment to Lease Agreement dated October 14, 2014 by and among Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (filed as an exhibit on Quarterly Report on Form 10-Q on November 14, 2014, and incorporated herein by reference).
10.44	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K/A on December 8, 2014, and incorporated herein by reference).
10.45	First Amendment and Acknowledgement, dated as of February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on February 10, 2015, and incorporated herein by reference).
10.46	Board of Directors Agreement dated April 9, 2015 by and between Apollo Medical Holdings, Inc., and Lance Jon Kimmel (filed as an exhibit to a Current Report on Form 8-K on April 13, 2015, and incorporated herein by reference).
10.47	Amendment to the First Amendment and Acknowledgement, dated as of May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on May 15, 2015, and incorporated herein by reference).
10.48	Amendment to the First Amendment and Acknowledgement, dated as of July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on July 10, 2015, and incorporated herein by reference).
16.1	Letter re change in certifying accountant (filed as an exhibit to a Current Report on Form 8-K on May 15, 2014, and incorporated by reference herein)
21.1+	Subsidiaries of Apollo Medical Holdings, Inc.
23.1+	Consent of BDO USA, LLP
23.2+	Consent of Kabani & Company, Inc.
31.1+	Certification by Chief Executive Officer
31.2+	Certification by Chief Financial Officer
32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.
32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350
101*	The following materials formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Financial Statements (Unaudited) as of :
+	Filed herewith.

101.INS* +	XBRL Instance Document
101.SCH* +	XBRL Taxonomy Extension Schema Document
101.CAL* +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: July 14, 2015	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on July 14, 2015.

SIGNATURE	TITLE

/S/ WARREN HOSSEINION, M.D.	Chief Executive Officer and Director
Warren Hosseinion, M.D.,

/S/ GARY AUGUSTA	Executive Chairman and Director
Gary Augusta

Chief Financial Officer (Principal
/S/ MITCH CREEM	Financial and Accounting Officer) and Director
Mitch Creem

/S/ TED SCHRECK	Director
Ted Schreck

/S/ SURESH NIHALANI	Director
Suresh Nihalani

/S/ DAVID SCHMIDT	Director
David Schmidt

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Apollo Medical Holdings, Inc.

Glendale, California

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. as of March 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2015 and the period from February 1, 2014 through March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc. at March 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended March 31, 2015 and the period from February 1, 2014 through March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

July 14, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Apollo Medical Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Apollo Medical Holdings, Inc. as of January 31, 2014 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc. as of January 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 12, the Company restated its financial statements for the year ended January 31, 2014.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

May 7, 2014 except for note 12 which is as of March 6, 2015 and note 9 which is as of April 24, 2015

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,	January 31,
	2015	2014	2014
ASSETS

Cash and cash equivalents	$5,014,242	$6,831,478	$1,451,407
Accounts receivable, net	3,801,584	1,508,461	1,509,589
Other receivables	208,288	-	-
Due from Affiliates	36,397	24,041	1,599
Prepaid expenses	278,922	42,200	53,543
Deferred financing costs, net, current	513,646	-	97,806
Total current assets	9,853,079	8,406,180	3,113,944
Deferred financing costs, net, non-current	264,708	366,286	144,345
Property and equipment, net	582,470	94,948	85,685
Restricted cash	530,000	20,000	20,000
Intangible assets, net	1,377,257	59,627	62,427
Goodwill	2,168,833	494,700	494,700
Other assets	218,716	41,636	38,681
TOTAL ASSETS	$14,995,063	$9,483,377	$3,959,782

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued liabilities	$3,352,204	$1,442,086	$1,087,660
Medical liabilities	1,260,549	552,561	285,625
Notes and lines of credit payable, net of discount, current portion	327,141	322,230	3,178,693
Convertible notes payable, net of discount, current portion	1,037,818	-	-
Total current liabilities	5,977,712	2,316,877	4,551,978
Notes and lines of credit payable, net of discount, non-current portion	6,234,721	5,467,099	-
Convertible notes payable, net of discount, non-current portion	1,457,103	962,978	1,100,522
Warrant liability	2,144,496	2,354,624	-
Deferred tax liability	171,215	4,954	-
Total liabilities	15,985,247	11,106,532	5,652,500

COMMITMENTS, CONTINGENCIES and SUBSEQUENT EVENTS (Notes 10 and 11 )

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 4,863,389, 4,913,455 and 4,695,247 shares issued and outstanding as of March 31, 2015, March 31, 2014 and January 31, 2014, respectively	4,863	4,913	4,695
Additional paid-in-capital	16,517,985	15,127,587	14,147,634
Accumulated deficit	(19,340,521)	(17,537,920)	(16,771,478)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(2,817,673)	(2,405,420)	(2,619,149)
Non-controlling interests	1,827,489	782,265	926,431
Total stockholders' deficit	(990,184)	(1,623,155)	(1,692,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,995,063	$9,483,377	$3,959,782

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,	Two Months Ended March 31,	Year Ended January 31,
	2015	2014	2014
Net revenues	$32,989,742	$2,336,522	$10,484,305

Costs and expenses
Cost of services	22,067,421	2,050,913	9,076,213
General and administrative	11,282,221	826,870	5,286,610
Depreciation and amortization	334,434	5,765	31,361
Total costs and expenses	33,684,076	2,883,548	14,394,184

Loss from operations	(694,334)	(547,026)	(3,909,879)

Other (expense) income
Interest expense	(1,326,407)	(184,578)	(679,184)
Gain on change in fair value of warrant and conversion feature liabilities	833,545	-	-
Other	3,031	28,816	49,702
Total other expense	(489,831)	(155,762)	(629,482)

Loss before provision for income taxes	(1,184,165)	(702,788)	(4,539,361)

Provision for income taxes	163,792	7,820	19,513

Net loss	(1,347,957)	(710,608)	(4,558,874)

Net income attributable to noncontrolling interests	(454,644)	(55,834)	(461,424)

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,802,601)	$(766,442)	$(5,020,298)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.37)	$(0.16)	$(1.37)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC AND DILUTED	4,891,652	4,717,521	3,666,165

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Non-controlling Interests	Stockholders' Deficit
Balance at January 31, 2013	3,484,344	$3,484	$10,663,912	$(11,751,180)	$692,405	$(391,379)
Issuance of warrants	-	-	50,936	-	-	50,936
Issuance of common stock for loan fees	10,000	10	44,990	-	-	45,000
Issuance of stock for stock-based compensation	137,167	137	718,236	-	12,602	730,975
Unvested stock-based compensation	-	-	333,838	-	-	333,838
Issuance of stock options for stock-based compensation	-	-	1,252,378	-	-	1,252,378
Shares issued in connection with private placement offering	182,500	183	729,817	-	-	730,000
Shares issued in connection with convertible notes redemption	881,236	881	863,417	-	-	864,298
Fair value of embedded conversion feature reacquired in connection with convertible notes redemption	-	-	(509,890)	-	-	(509,890)
Distributions to non-controlling interest shareholder	-	-	-	-	(240,000)	(240,000)
Net loss	-	-	-	(5,020,298)	461,424	(4,558,874)
Balance at January 31, 2014	4,695,247	4,695	14,147,634	(16,771,478)	926,431	(1,692,718)
Net income (loss)	-	-	-	(766,442)	55,834	(710,608)
Stock-based compensation expense	-	-	60,187	-	-	60,187
Shares issued in NNA financing	200,000	200	868,036	-	-	868,236
8% notes share conversion	18,208	18	51,730	-	-	51,748
Distributions to non-controlling interest	-	-	-	-	(200,000)	(200,000)
Balance at March 31, 2014	4,913,455	4,913	15,127,587	(17,537,920)	782,265	(1,623,155)
Net income (loss)	-	-	-	(1,802,601)	454,644	(1,347,957)
Issuance of warrants	-	-	132,000	-	-	132,000
Contribution by non-controlling interest	-	-	-	-	725,278	725,278
Distributions to non-controlling interest	-	-	-	-	(600,000)	(600,000)
Issuance of membership interest in subsidiary	-	-	-	-	274,148	274,148
Stock-based compensation expense	-	-	1,258,848	-	-	1,258,848
Pre-acquisition net equity of non-controlling interest in variable interest entity	-	-	-	-	191,154	191,154
Repurchase of common stock	(50,050)	(50)	(450)	-	-	(500)
Partial shares paid out in connection with 1 for 10 reverse stock split	(16)	-	-	-	-	-
Balance at March 31, 2015	4,863,389	$4,863	$16,517,985	$(19,340,521)	$1,827,489	$(990,184)

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,	Two Months Ended March 31,	Year Ended January 31,
	2015	2014	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,347,957)	$(710,608)	$(4,558,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	64,811	-	-
Depreciation and amortization expense	334,434	5,765	31,361
Gain on extinguishment of debt	-	(23,000)	(24,783)
Gain on sale of marketable securities	(49,791)	-	-
Deferred income taxes	(51,922)	4,954	-
Stock-based compensation expense	1,258,848	60,187	2,157,857
Amortization of financing costs	121,578	25,965	255,396
Amortization of debt discount	400,394	19,406	136,751
Change in fair value of warrant and conversion feature liability	(833,545)	-	-
Changes in assets and liabilities:
Accounts receivable	(912,205)	1,128	72,916
Other receivable	(188,236)	-	-
Due from affiliates	55,358	(22,442)	4,049
Prepaid expenses and advances	(118,054)	11,342	19,084
Other assets	(106,510)	(2,952)	(27,700)
Accounts payable and accrued liabilities	851,277	621,360	455,738
Medical liabilities	249,610	-	-
Net cash used in operating activities	(271,910)	(8,895)	(1,478,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $660,893 of cash and cash equivalents acquired during the year ended March 31, 2015	(3,356,145)	-	(250,000)
Increase in cash on consolidation of variable interest entity	271,395	-	-
Proceeds from sale of marketable securities	438,884	-	-
Property and equipment acquired	(44,509)	(12,228)	(22,931)
Increase in restricted cash	(510,000)	-	-
Net cash used in investing activities	(3,200,375)	(12,228)	(272,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	2,000,000	-	220,000
Proceeds from line of credit	1,000,000	7,000,000	2,811,878
Proceeds from issuance of common stock	-	2,000,000	730,000
Principal payments on notes payable	(936,083)	.	(530,000)
Payment of line of credit payable	-	(2,811,878)	-
Payment of medical clinic acquisition notes payable	-	(256,000)	-
Payments in connection with convertible note redemption	-	(98,252)	(707,911)
Contributions by non-controlling interest	725,278	-	-
Distributions to non-controlling interest shareholder	(600,000)	(200,000)	(240,000)
Debt issuance costs	(533,646)	(232,676)	(258,151)
Repurchase of common stock	(500)	-	-
Net cash provided by financing activities	1,655,049	5,401,194	2,025,816

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,817,236)	5,380,071	274,680

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	6,831,478	1,451,407	1,176,727

CASH & CASH EQUIVALENTS, END OF PERIOD	$5,014,242	$6,831,478	$1,451,407

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$768,845	$84,720	$247,465
Income taxes paid	$32,197	$3,824	$19,513

Non-Cash Financing Activities:
Convertible note warrant	$487,620	$-	$50,936
Convertible note conversion feature	578,155	-	-
Acquisition related warrant consideration	132,000	-	-
Acquisition related consideration fair value of units issued by consolidated subsidiary	274,148	-	-
Acquisition related deferred tax liability	218,183	-	-
Pre-acquisition net equity of non-controlling interest in variable interest entity	191,154	-	-
NNA term loan discount	-	1,254,363	-
Shares issued in connection with convertible notes redemption	-	51,748	864,298
Fair value of warrant liabilities	-	2,354,624	-
NNA shares issuance discount	-	1,100,261	-
Shares issuable and issued for deferred financing costs	-	-	45,000
Notes payable issued in connection with medical clinic acquisitions	-	-	299,900
Settlement of stock issuable liability with issuance of shares	-	-	159,334
Fair value of embedded conversion feature reacquired in connection with convertible notes redemption	-	-	509,890

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of Business

Apollo Medical Holdings, Inc. (the “Company” or “ApolloMed”) and its affiliated physician groups are a patient-centered, physician-centric integrated healthcare delivery company working to provide coordinated, outcomes-based medical care in a cost-effective manner. ApolloMed has built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions.

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

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”). Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”) and Bay Area Hospitalist Associates, A Medical Corporation (BAHA). Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“ApolloMed Palliative”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”). AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages all non-medical services for the affiliated medical group and has exclusive authority over all non-medical decision making related to ongoing business operations. ApolloMed ACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. ApolloMed ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Liquidity and Capital Resources

The Company has a history of operating losses and as of March 31, 2015 has an accumulated deficit of $19,340,521, and during the year ended March 31, 2015 net cash used in operating activities was $271,910.

The primary sources of liquidity as of March 31, 2015 include cash on hand of $5,014,242 and availability under lines of credit of approximately $380,000. Management has established a business plan, which they believe will result in future profitability. However, the Company may require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations. Management believes that ongoing requirements for working capital, debt service and covenants compliance and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. If available funds are not adequate, the Company may need to obtain additional sources of funds or reduce operations; however, there is no assurance that the Company will be successful in doing so.

Change in Fiscal Year

On May 16, 2014, the Board of Directors of the Company approved a change to the Company's fiscal year end from January 31 to March 31.

2.            Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and ApolloMed Palliative, a newly formed entity which provides home health and hospice medical services and owns BCHC and HCHHA and in which a non-controlling interest in ApolloMed Palliative contributed $586,111 in cash; and (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

On February 17, 2015, AMM entered into a management services agreement with BAHA. BAHA was determined to be a variable interest entity and AMM the primary beneficiary. The financial statements of BAHA have been consolidated as a variable interest entity with those of the Company from February 17, 2015.

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

Reportable Segments

The Company operates as one reportable segment, the healthcare delivery segment, and implements and operates innovative health care models to create a patient-centered, physician-centric experience. The Company reports its consolidated financial statements in the aggregate, including all activities in one reportable segment.

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

Fee-for-service revenue

Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payors. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at March 31, 2015, March 31, 2014 and January 31, 2014 (see "Medical Liabilities" in this Note 2, below).

Medicare Shared Savings Program Revenue

The Company through its subsidiary, ApolloMed ACO, participates in the MSSP sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a newly formed program with limited history of payments to ACO participants. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

During the second quarter of 2014, CMS announced that ApolloMed ACO generated $10.98 million in program savings from cost savings created in connection with rendering medical services to Medicare patients in 2012. In connection with these cost savings, the Company earned and received $5.38 million which has been reported in “Net revenue” in the consolidated financial statements for the year ended March 31, 2015. Revenue from the MSSP is determined and awarded annually. Future ACO program savings for services performed in calendar year 2013 and 2014 are not estimable.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of cash held as collateral to secure standby letters of credits as required by certain contracts. The certificates have an interest rate of 0.15%.

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

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyses the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Medicare/Medi-Cal	34.8%	14.3%	17.8%
L.A Care	13.2%	12.1%	*
Healthnet	12.3%	*	*
Hollywood Presbyterian	*	11.8%	15.9%
California Hospital	*	11.6%	13.9%

Receivables from one of these payors amounted to the following percentage of total accounts receivable:

	March 31, 2015	March 31, 2014	January 31, 2014
Medicare/Medi-Cal	22.1%	21.7%	31.5%

*   Represents less than 10%

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Computers and software are depreciated over 3 years. Furniture and fixtures are depreciated over 8 years. Machinery and equipment are depreciated over 5 years. Property and equipment consisted of the following:

	March 31, 2015	March 31, 2014	January 31, 2014
Website	$4,568	$4,568	$4,568
Computers	125,478	40,397	31,010
Software	165,439	165,439	165,439
Machinery and equipment	355,988	143,920	143,920
Furniture and fixtures	88,939	37,394	43,366
Leasehold improvements	402,035	56,144	49,780
	1,142,447	447,862	438,083
Less accumulated depreciation and amortization	(559,977)	(352,914)	(352,398)
	$582,470	$94,948	$85,685

Depreciation and amortization expense was $207,063, $516, and $25,388 for the year ended March 31, 2015, the two months ended March 31, 2014, and the year ended January 31, 2014, respectively.

Medical Liabilities

The Company is responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees under risk-pool arrangements. The Company provides integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the accompanying consolidated statements of operations. Costs for operating medical clinics, including the salaries of medical personnel, are also recorded in cost of services, while non-medical personnel and support costs are included in general and administrative expense.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The Company has a $20,000 per member professional stop-loss, none on institutional risk pools. Any adjustments to reserves are reflected in current operations.

The Company’s medical liabilities was as follows:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014

Balance, beginning of period	$552,561	$285,625	$-

Incurred health care costs:
Current year	4,211,231	167,000	288,601

Acquired medical liabilities (see Note 4 )	458,378	-	-

Claims paid:
Current year	(3,245,283)	-	(2,976)
Prior years	(90,367)	-	-
Total claims paid	(3,335,650)	-	(2,976)

Risk pool settlement	(384,869)	-	-
Accrual for net deficit from full risk capitation contracts	544,041	99,936	-

Adjustments	(785,143)	-	-
Balance, end of period	$1,260,549	$552,561	$285,625

Deferred Financing Costs

Costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method (see Note 6).

At March 31, 2015, there is approximately $514,000 of deferred financing costs related to the Company’s upcoming public offering which is anticipated to close during the second quarter of fiscal 2016. These costs include legal, accounting and regulatory fees and will be charged against the net proceeds from the offering.

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

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 9. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period ..

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

Warrant liability

The fair value of the warrant liability of $2,144,496 at March 31, 2015 issued in connection with the 2014 NNA financing was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.0 years, risk free rate of 1.53%, no dividends, volatility of 57.4%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. The fair value of the warrant liability of $2,354,624 at March 31, 2014 was estimated using the Monte Carlo valuation model which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $4.50 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing. At January 31, 2014, there was no warrant liability.

Conversion feature liability

The fair value of the $442,358 conversion feature liability (included in convertible note payable) at March 31, 2015 issued in connection with the 2014 NNA financing 8% Convertible Note was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.0 years, risk free rate of 1.1%, no dividends, volatility of 47.6%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial NNA Financing 8% Convertible Note conversion price of $10.00 per share.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

March 31, 2015

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,144,496	$2,144,496
Conversion feature liability	-	-	442,358	442,358
	$-	$-	$2,586,854	$2,586,854

March 31, 2014

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,354,624	$2,354,624

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the year ended March 31, 2015 and for the two months ended March 31, 2014:

	Warrant Liability	Conversion Feature Liability	Total
Balance at February 1, 2014	$-	$-	$-
Liability incurred (Note 7)	2,354,624	-	2,354,624
Balance at March 31, 2014	$2,354,624	-	2,354,624
Liability incurred (Note 7)	487,620	578,155	1,065,775
Gain on change in fair value of warrant and conversion feature liability	(697,748)	(135,797)	(833,545)
Balance at March 31, 2015	$2,144,496	$442,358	$2,586,854

The change in fair value of the warrant and conversion feature liability of $833,545 for the year ended March 31, 2015 is included in the accompanying consolidated statements of operations.

Non-controlling Interests

The non-controlling interests recorded in the Company’s consolidated financial statements includes the pre-acquisition equity of those PPC’s in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities owned by third-party physicians. The nature of these contracts provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties as well as income or losses attributable to certain non-controlling interests. Non-controlling interests also represent third-party minority equity ownership interests which are majority owned by the Company.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Options	412,387	434,430	514,651
Warrants	119,430	143,550	156,202
Convertible Notes	50,431	-	-
	582,248	577,980	670,853

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2017, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The Company is currently evaluating the impact of ASC 606, but as the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In August 2014, the FASB amended the FASB Accounting Standards Codification and amended Subtopic 205-40, “Presentation of Financial Statements – Going Concern.” This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning April 1, 2017. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations: Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. The Company has elected to apply push down accounting for the AKM stand-alone financial statements. The Company’s adoption of this standard did not have a material effect on the consolidated financial statements of the Company.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This standard update eliminates the concept of extraordinary items from generally accepted accounting principles in the United States (U.S. GAAP) as part of an initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of the financial statements. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequent in occurrence. This standard update is effective for fiscal years beginning after December 15, 2015; however, earlier adoption is permitted. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which is included in ASC 810, Consolidation. This update changes the guidance with respect to the analyses that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The guidance will be effective for the Company's interim and annual reporting periods beginning April 1, 2016. The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

In April 2015, the FASB) issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30).  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may materially differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the accompanying January 31, 2014 consolidated financial statements to conform them to March 31, 2014 and March 31, 2015 presentation. The reclassification is between deferred taxes and accounts payable and accrued liabilities for $4,954 on the consolidated balance sheets and statement of cash flows. There is also a reclassification of restricted cash of $20,000 from current assets to non currents assets on the consolidated balance sheets.

3.  Acquisitions

Apollo Palliative Services LLC and Affiliates Acquisitions

On October 27, 2014, AMM made an initial capital contribution of $613,889 (the “Initial Contribution”) to ApolloMed Palliative (“APS”) in exchange for 51% of the membership interests of ApolloMed Palliative. ApolloMed Palliative used the Initial Contribution, in conjunction with funds contributed by other investors in ApolloMed Palliative, to finance the closing payments for the acquisitions described immediately below. In connection with this arrangement, the Company entered into a consulting agreement with one of ApolloMed Palliative’s members. The consulting agreement has a 6 year term, and provides for the member to receive $15,000 in cash per month, and for the member to be eligible to receive stock-based awards under the Company’s 2013 Equity Incentive Plan as determined by the Company’s Board of Directors. Immediately prior to closing the transactions described below, and as condition precedent to ApolloMed Palliative closing the transactions, the selling equity owners in each transaction described below contributed specific equity interests to ApolloMed Palliative in return for interests in ApolloMed Palliative pursuant to contributions agreements.

Best Choice Hospice Care LLC

Subject to the terms and conditions of that certain Membership Interest Purchase Agreement (the “BCHC Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the Company, the members of BCHC, and BCHC, ApolloMed Palliative agreed to purchase all of the remaining membership interests in BCHC for $900,000 in cash and $230,862 of equity consideration in APS, subject to reduction if BCHC’s working capital was less than $145,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $400,000 (the “BCHC Contingent Payment”) to one seller and one employee of BCHC. The BCHC Contingent Payment will be paid in two installments of $100,000 to each of the seller and the employee within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s and the employee’s employment, as applicable, continuing or having been terminated without cause and, for the employee, meeting certain productivity targets. The Company absolutely, unconditionally and irrevocably guaranteed payment of the BCHC Contingent Payment if ApolloMed Palliative fails to make any payment. The contingent payments were accounted for as post-combination compensation consideration and will be accrued ratably over the two year term of the agreement. As of March 31, 2015, $109,848 has been expensed and is included in accounts payable and accrued liabilities.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The value of the 16% equity interest in APS of $230,862 was determined by aggregating the fair value of BCHC and HCHHA “refer below” which are the only assets in APS and applying the 16% ownership interest in APS to the aggregated amount. The acquisition-date fair value of the consideration transferred was as follows:

Cash consideration	$900,000
Fair value of equity consideration	230,862
Working capital adjustment	(106,522)
$1,024,340

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended March 31, 2015 were approximately $110,000 and are included in general and administrative expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill is deductible for tax purposes. The final allocation of the total purchase price to the net assets acquired and liabilities assumed and included in the Company’s consolidated balance sheet at March 31, 2015 is as follows:

Cash and cash equivalents	$77,020
Accounts receivable	253,193
Prepaid expenses and other current assets	467
Property and equipment	7,130
Identifiable intangible assets	532,000
Goodwill	398,467
Total assets acquired	1,268,277

Accounts payable and accrued liabilities	243,937
Total liabilities assumed	243,937
Net assets acquired	$1,024,340

 The intangible assets acquired consisted of the following:

	Life (yrs.)	Additions
Medicare license	Indefinite	$462,000
Trade name	5	51,000
Non-compete agreements	5	19,000
		532,000

The fair value of the Medicare license was determined based on the present value of a five year projected opportunity cost of not being able to operate with a Medicare license using a discount rate of 13%. The trade name was computed using the relief from royalty method, assuming a 1% royalty rate, and the non-compete agreements were valued using a with-and-without method.

Holistic Health Home Health Care Inc.

Subject to the terms and conditions of that certain Stock Purchase Agreement (the “HCHHA Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the sole shareholder of HCHHA, and HCHHA, ApolloMed Palliative agreed to purchase all of the remaining shares of HCHHA for $300,000 in cash and $43,286 of equity consideration in APS, subject to reduction if HCHHA’s working capital was less than $50,000 as of the closing of the transaction. ApolloMed Palliative agreed to pay a contingent payment of up to a further $150,000 (the “HCHHA Contingent Payment”). The HCHHA Contingent Payment will be paid in two installments of $75,000 to the seller within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s employment continuing or having been terminated without cause and the seller meeting certain productivity targets. The contingent payments were accounted for as compensation consideration and will be accrued ratably over the term of the agreement. As of March 31, 2015, $41,245 has been expensed and is included in accounts payable and accrued liabilities.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet. The process for estimating the fair values of identifiable intangible assets involves the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The value of the 3% equity interest in APS of $43,286 was determined by aggregating the fair value of BCHC and HCHHA which are the only assets in APS and applying the 3% ownership interest in APS to the aggregated amount. The acquisition-date fair value of the consideration transferred was as follows:

Cash consideration	$300,000
Fair value of equity consideration	43,286
Working capital adjustment	(21,972)
$321,314

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended March 31, 2015 were approximately $16,000 and are included in general and administrative expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes. The final allocation of the total purchase price to the net assets acquired and liabilities assumed and included in the Company’s consolidated balance sheet at March 31, 2015 is as follows:

Cash and cash equivalents	$(37,087)
Accounts receivable	149,599
Property and equipment	3,035
Identifiable intangible assets	284,000
Goodwill	268,989
Total assets acquired	668,536
Accounts payable and accrued liabilities	232,570
Deferred tax liability	114,652
Total liabilities assumed	347,222
Net assets acquired	321,314

The intangible assets acquired consisted of the following:

	Life (yrs.)	Additions
Medicare license	Indefinite	$242,000
Trade name	5	38,000
Non-compete agreements	5	4,000
		$284,000

The fair value of the Medicare license was determined based on the present value of a five year projected opportunity cost of not being able to operate with a Medicare License using a discount rate of 16.0%. The trade name was computed using the relief from royalty method, assuming a 1% royalty rate, and the non-compete agreements were valued using a with-and-without method.

SCHC

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”) by and among the SCHC, a Medical Corporation that provides professional medical services in Los Angeles County, California, the shareholders of SCHC (the “Sellers”) and a Company affiliate, SCHC Acquisition, A Medical Corporation (the “Affiliate”), solely owned by Dr. Warren Hosseinion as physician shareholder and the Chief Executive Officer of the Company, the Affiliate acquired all of the outstanding shares of capital stock of SCHC from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $428,391 to pay off and discharge certain indebtedness of SCHC (iii) warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of SCHC that remained outstanding following the closing of the acquisition. Following the acquisition of SCHC, the Affiliate was merged with and into SCHC, with SCHC being the surviving corporation. The indebtedness of SCHC was paid off following the acquisition and did not remain outstanding as of December 31, 2014.

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
$2,560,391

The fair value of the warrant consideration of $132,000 was classified as equity. and was determined using the Black-Scholes option pricing model using the following inputs: share price of $5.40 (adjusted for a lack of control discount), exercise price of $1.00, expected term of 4 years, volatility of 54% and a risk free interest rate of 1.35%.

A contingent payment obligation of $1,000,000 was considered a post-combination transaction and therefore it will be recorded as post-combination compensation expense over the term of the arrangement and not as purchase consideration. The compensation expense will be accrued in each reporting period based upon achievement of certain physician productivity measures through June 30, 2016. Approximately $375,000 has been expensed during the year-ended March 31, 2015 of which $125,000 is included in accounts payable and accrued liabilities as of March 31, 2015.

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended March 31, 2015 were approximately $124,000, and are included in general and administrative expenses in the consolidated statements of operations.

Under the acquisition method of accounting, the total purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes. The final allocation of the total purchase price to the net assets acquired and liabilities assumed and included in the Company’s consolidated balance sheet at March 31, 2015 is as follows:

Cash and cash equivalents	$264,601
Accounts receivable	750,433
Receivable from affiliate	67,714
Prepaid expenses and other current assets	82,430
Property and equipment	607,315
Identifiable intangible assets	416,000
Goodwill	922,734
Other assets	66,762
Total assets acquired	3,177,989

Accounts payable and accrued liabilities	134,426
Note payable to financial institution	463,582
Deferred tax liability	19,590
Total liabilities assumed	617,598

Net assets acquired	$2,560,391

The intangible assets acquired consisted of the following:

	Life (yrs.)	Additions

Network relationships	5	$220,000
Trade name	5	102,000
Non-compete agreements	3	94,000
		$416,000

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

Cash consideration	$140,000
Holdback consideration paid to seller	140,000
Working capital adjustment paid to seller	236,236
Total purchase consideration	$516,236

Under the acquisition method of accounting, the total purchase price was allocated to AKM’s net tangible assets based on their estimated fair values as of the closing date, with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes. The allocation of the total purchase price to the net assets acquired and included in the Company’s consolidated balance sheet is as follows:

Cash consideration	$140,000
Holdback consideration	376,236
Total consideration	$516,236

Cash and cash equivalents	$356,359
Marketable securities	389,094
Accounts receivable	31,193
Prepaid expenses and other assets	26,311
Intangibles	213,000
Goodwill	83,943
Accounts payable and accrued liabilities	(40,439)
Deferred tax liability	(84,847)
Medical payables	(458,378)
Net assets acquired	$516,236

The intangible assets acquired consisted of the following:

	Life (yrs.)	Additions

Payor relationships	5	$107,000
Trade name	4	66,000
Non-compete agreements	3	40,000
		$213,000

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended March 31, 2015 were approximately $37,000.

Pro Forma Financial Information

The results of operations for BCHC, HCHHA, AKM and SCHC are included in the consolidated statements of operations from the acquisition date of each. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations for the year ended March 31, 2015 assume the BCHC, HCHHA, AKM and SCHC acquisitions had occurred on April 1, 2014:

Year Ended March 31, 2015
(unaudited)
Net revenue	$37,036,240
Net loss	$(2,244,224)
Basic and diluted loss per share	$(0.46)

From the applicable closing date to March 31, 2015, revenues and net loss related to AKM, SCHC, BCHC and HCHHA included the accompanying consolidated statements of operations were $7,149,889 and $(568,269), respectively.

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

Cash consideration	$100,000
Fair value of promissory note due to seller	145,000
Total purchase consideration	$245,000

Property and equipment	$10,000
Exclusivity Agreement	40,000
Noncompete Agreement	20,000
Goodwill	175,000
Total fair value of assets acquired	$245,000

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

This acquisition was not considered a material business combination.

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

Under the acquisition method of accounting, the total purchase price is allocated to Fletcher’s net tangible and intangible assets based on their estimated fair values as of the closing date. The allocation of the total purchase price to the net assets acquired and included in our consolidated balance sheet is as follows:

Estimated
Fair Value
Property and equipment	10,000
Noncompete Agreement	6,000
Goodwill	132,400
Total fair value of assets acquired	148,400

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

This acquisition is not considered a material business combination.

4. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill activity:

Balance at January 31, 2014	$494,700

Balance at March 31, 2014	$494,700

Acquisition of AKM	83,943
Acquisition of SCHC	922,734
Acquisition of BCHC	398,467
Acquisition of HCHHA	268,989

Balance at March 31, 2015	$2,168,833

Intangible Assets, Net

Intangible assets, net consisted of the following:

	Weighted- average life (Yrs.)	Balance at January 31, 2014	Additions	Balance at March 31, 2014	Additions	Balance at March 31, 2015
Indefinite -lived assets:
Medicare license		$-	$-	$-	$704,000	$704,000

Amortized intangible assets:
Exclusivity	4	40,000	-	40,000	-	40,000
Non-compete	4	28,400	-	28,400	157,000	185,400
Payor relationships	5	-	-	-	107,000	107,000
Network relationships	5	-	-	-	220,000	220,000
Trade name	5	-	-	-	257,000	257,000
Totals		68,400	-	68,400	1,445,000	1,513,400

Accumulated amortization		(5,973)	(2,800)	(8,773)	(127,370)	(136,143)

Total intangibles, net		$62,427	$(2,800)	$59,627	$1,317,630	$1,377,257

Included in depreciation and amortization on the consolidated statements of operations is amortization expense of $127,371, $2,800 and $5,973 for the year ended March 31, 2015, two months ended March 31, 2014 and year ended January 31, 2014, respectively.

Future amortization expense is estimated to be as follows for each for the five years ending March 31 thereafter:

2016	$186,167
2017	185,001
2018	146,537
2019	114,658
2020	40,894
Total	$673,257

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	March 31,	January 31,
	2015	2014	2014
Accounts payable	$1,377,817	$819,380	$467,636
Physician share of MSSP	62,000	-	-
Accrued compensation	1,469,132	546,078	452,562
Income taxes payable	185,051	4,149	287
Accrued interest	55,529	19,780	47,722
Accrued professional fees	202,675	52,699	119,453
	$3,352,204	$1,442,086	$1,087,660

6. Notes and Lines of Credit Payable

Notes and lines of credit payable consist of the following:

	March 31,	March 31,	January 31,
	2015	2014	2014
Term loan payable to NNA due March 28, 2019, net of debt discount of $1,060,401 (March 31, 2015) and $1,305,435 (March 31, 2014)	$5,467,098	$5,694,565	$-
Line of credit payable to NNA due March 28, 2019	1,000,000	-	-
Unsecured revolving line of credit due to financial institution due June 5, 2016	94,764	94,764	94,764
Medical Clinic Acquisition Promissory Notes	-	-	272,051
Secured Revolving Credit Facility	-	-	2,811,878
	$6,561,862	$5,789,329	$3,178,693

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA of Nevada, Inc., (“NNA), an affiliate of Fresenius Medical Care North America.  On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the Medical Clinic Acquisition Promissory Notes, to repay the Senior Secured Note (8%) with SpaGus Capital Partners, LLC, to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA financing.

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

Concurrently with the Credit Agreement, the Company entered into a Pledge and Security Agreement with NNA (the “Pledge and Security Agreement”), whereby all of the issued and outstanding shares, interests or other equivalents of capital stock of a direct subsidiary of the Company (not including any entity that carries on the practice of medicine) are considered pledged interests. Pledged interests as of the date of the Pledge and Security Agreement include 100% of AMM, PCCM, VMM common stock and 72.77% of ApolloMed ACO common stock.

Concurrently with the Credit Agreement, the Company entered into an Investment Agreement with NNA (the “Investment Agreement”), pursuant to which it issued to NNA an 8% Convertible Note in the original principal amount of $2,000,000 (the “Convertible Note”). The Company drew down the full principal amount of the Convertible Note on July 30, 2014 (see Note 7). The Convertible Note matures on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Company may redeem amounts outstanding under the Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding under the Convertible Note are convertible at NNA’s sole election into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The Company’s obligations under the Convertible Note are guaranteed by its subsidiaries and consolidated medical corporations.

On February 6, 2015, the Company entered into a First Amendment and Acknowledgement (the “Acknowledgement”) with NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. The Acknowledgement amended some provisions of, and/or provided waivers in connection with, each of (i) the Registration Rights Agreement between the Company and NNA, dated March 28, 2014 (the “Registration Rights Agreement”), (ii) the Investment Agreement, (iii) the NNA Convertible Note, and (iv) the NNA Warrants. The amendments to the Registration Rights Agreement included amendments with respect to the timing of the filing deadline for a resale registration statement for the benefit of NNA.

Under the Investment Agreement, the Company issued to NNA warrants to purchase up to 300,000 shares of the Company’s common stock at an initial exercise price of $10.00 per share and warrants to purchase up to 200,000 shares of the Company’s common stock at an initial exercise price of $20.00 per share (collectively, the “Warrants”).

The Company determined the fair value of the proceeds of $9.0 million in part based on the following inputs for the warrant liability: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $4.50 per share and a 50% probability of down-round financing. The common stock issuance was recorded at $899,739 (a discount of $1,100,261 to the face amount), the Term Loan was recorded at $5,745,637 (a discount of $1,254,363 to the face amount), and a corresponding warrant liability of $2,354,624 was recorded.

The Term Loan accrues interest at a rate of 8.0% per annum. A portion of the principal amount of the Term Loan is repaid on the last business day of each calendar quarter, which provides for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year. The Term Loan reflected an original issue discount of $1,305,435 associated with the issuance of 300,00 warrants to acquire the Company’s common stock (see Note 9) and payment of a fee to NNA of $80,000 of which $51,072 was considered a debt discount, $7,998 was recorded to equity, and $20,930 allocated to warrant liability was immediately recorded as interest expense. The discount will be amortized to interest expense over the expected term of the loan using the effective interest method.

The Revolving Loan bears interest at the rate of three month LIBOR plus 6.0% per annum. The Company had borrowed $1,000,000 under the Revolving Loan at March 31, 2015 and zero at March 31, 2014. As of March 31, 2015, there are no remaining amounts available to be borrowed under the Revolving Loan. The Term Loan and Revolving Loan mature on March 28, 2019.

The Company incurred $235,119 in third party costs related to the 2014 NNA financing, which were allocated to the related debt and equity instruments based on their relative fair values, of which $150,101 was classified as deferred financing costs which will be deferred and amortized over the life of the loan using the effective interest method.

The Credit Agreement and the Convertible Note provide for certain financial covenants. On February 16, 2015, the Company and NNA agreed to amend the tangible net worth covenant computation. The Company was in compliance with the amended financial covenants as of March 31, 2015.

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

Unsecured revolving line of credit

Included in “Notes and lines of credit payable” in the accompanying consolidated balance sheet is a $100,000 revolving line of credit with a financial institution of which $94,764 was outstanding at March 31, 2015, March 31, 2014, and January 31, 2014. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at March 31, 2015, 7.75% per annum at March 31, 2014 at 7.75% at January 31, 2014), interest only is payable monthly, and the line of credit matures June 5, 2016. The line of credit is unsecured.

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

The medical clinic acquisition promissory notes described above were repaid in connection with the equity and debt financing with NNA of Nevada, Inc. that closed on March 28, 2014 (see 2014 NNA financing above).

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

Other lines of credit

LALC has a line of credit of $230,000 as of March 31, 2015. The Company has borrowed zero under this line of credit as of March 31, 2015.

BAHA has a line of credit of $150,000 as of March 31, 2015. The Company has borrowed zero under this line of credit as of March 31, 2015. The line of credit is subject to renewal on April 27, 2016.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Interest expense	$595,067	$38,260	$68,634
Amortization of loan fees and discount	288,054	13,880	161,091
	$883,121	$52,140	$229,725

7.  Convertible Notes Payable

Convertible notes payable consist of the following:

	March 31,	March 31,	January 31,
	2015	2014	2014

9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $62,682 (March 31, 2015), $137,393 (March 31, 2014) and $149,478 (January 31, 2014)	$1,037,818	$962,978	$950,522
8% Convertible Note Payable to NNA due March 28, 2019, net of debt discount of $985,255 (March 31, 2015)	1,014,745	-	-
Conversion feature liability	442,358	-	-
Other convertible note	-	-	150,000
	$2,494,921	$962,978	$1,100,522

9% Senior Subordinated Convertible Notes due February 15, 2016

The 9% Notes, issued January 31, 2013, bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15, and mature February 15, 2016, and are subordinated. The principal of the 9% Notes plus any accrued yet unpaid interest is convertible at any time by the holder at a conversion price of $4.00 per share of the Company’s common stock, subject to adjustment for stock splits, stock dividends and reverse stock splits. On 60 days’ prior notice, 9% Notes are callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the 9% Notes are callable at a price of 105% of the 9% Notes’ par value, and if the ADVT is less than $100,000, the 9% Notes are callable at a price of 110% of the 9% Notes’ par value.

In connection with the issuance of the 9% Notes, the holders of the 9% Notes received warrants to purchase 66,000 shares of the Company’s common stock at an exercise price of $4.50 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable at any date prior to January 31, 2018, and were classified in equity. The $186,897 fair value of the 9% Notes warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model: term of 5.0 years, risk free rate of 0.70%, and volatility of 36.7%.

8% Convertible Note Payable to NNA

The NNA 8% Convertible Note commitment provided for the Company to borrow up to $2,000,000. On July 31, 2014, the Company exercised its option to borrow $2,000,000, received $2,000,000 of proceeds and recorded a debt discount of $1,065,775 related to the fair value of a conversion feature liability and a warrant liability discussed below. Borrowings bear interest at the rate of 8.0 % per annum payable semi-annually, are due March 28, 2019, and are convertible into shares of the Company’s common stock initially at $10.00 per share. The conversion price will be subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The conversion feature included a non-standard anti-dilution feature that has been bifurcated and recorded as a conversion feature liability at the issuance date of $578,155. The fair value of the conversion feature liability issued in connection with 2014 NNA financing 8% Convertible Note at March 31, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.0 years, risk free rate of 1.1%, no dividends, volatility of 47.6%, share price of $4.25 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. In addition the Company was required to issue 100,000 warrants to NNA with an exercise price of $10.00 per share. The fair value of the warrant liability related to 100,000 common shares issuable in connection with NNA 8% Convertible Note as of March 31, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 6.0 years, risk free rate of 1.5%, no dividends, volatility of 57.4%, share price of $4.25 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

8% Senior Subordinated Convertible Promissory Notes due February 1, 2015

On or about February 21, 2013, the Company redeemed the 8% Senior Subordinated Convertible Promissory Notes for cash and/or conversion into shares of the Company’s common stock.

 Interest expense associated with the convertible notes payable consisted of the following:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Interest expense	$209,369	$18,518	$218,403
Amortization of loan fees and discount	229,156	24,452	231,055
	$438,525	$42,970	$449,458

Aggregate maturities of long term debt at March 31, 2015, gross of discount and net of conversion feature liability, are as follows:

2016	$1,684,765
2017	490,000
2018	700,000
2019	7,847,500
$10,722,265

8. Income Taxes

Income tax provision (benefit) consists of the following:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Current
Federal	$147,945	$-	$-
State	67,769	2,866	19,513
	215,714	2,866	19,513
Deferred
Federal	(36,390)	3,855	-
State	(15,532)	1,099	-
	(51,922)	4,954	-

Provision for income taxes	$163,792	$7,820	$19,513

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of March 31, 2015, the Company had federal and California tax net operating loss carryforwards of approximately $6.6 million and $6.6 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2035. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets (liabilities) as of March 31, 2015, March 31, 2014 and January 31, 2014 are shown below. A valuation allowance of $4,447,029, $3,963,239 and $4,163,638 as of March 31, 2015, March 31, 2014 and January 31, 2014, respectively, has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Deferred tax assets (liabilities) consist of the following:

	March 31, 2015	March 31, 2014	January 31, 2014

Current deferred tax assets:
State taxes - current	17,062	589	3,808
Stock options	2,177,276	1,675,822	1,649,986
Accrued payroll and related costs	1,529	1,529	1,529
Accrued hospital pool deficit	-	28,649	28,649
Other	65,920	-	-
Net current deferred tax assets before valuation allowance	2,261,787	1,706,589	1,683,972
Valuation Allowance	(2,234,631)	(1,706,589)	(1,683,972)
Net current deferred tax assets	27,156	-	-
			-
Noncurrent deferred tax (liabilities) assets:
Net operating loss carryforward	2,208,522	2,248,422	1,990,962
Property and equipment	(3,170)	-	-
Acquired intangible assets	(194,883)	(4,954)	-
Other	3,558	8,228	488,704
Net noncurrent deferred tax liabilities before valuation allowance	2,014,027	2,251,696	2,479,666
Valuation Allowance	(2,212,398)	(2,256,650)	(2,479,666)
Net noncurrent deferred tax liabilities	(198,371)	(4,954)	-
Net deferred tax liabilities	$(171,215)	$(4,954)	$-

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Tax provision at U.S. Federal statutory rates	34.0%	34.0%	34.0%
State income taxes net of federal benefit	(3.2)%	(0.4)%	(0.3)%
Non-deductible permanent items	(5.9)%	(0.1)%	(0.1)%
Non-taxable entities	(4.3)%	0.3%	-
Other	0.5%	(0.1)%	3.2%
Change in valuation allowance	(34.9)%	(34.8)%	(37.2)%
Effective income tax rate	(13.8)%	(1.1)%	(0.4)%

As of March 31, 2015, March 31, 2014, and January 31, 2014, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2011 through 2015. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

9. Stockholders’ Equity

Reverse Stock Split

On April 24, 2015, the Company filed an amendment to its articles of incorporation to effect a 1-for-10 reverse stock split of its common stock, effective April 27, 2015. All share and per share amounts relating to the common stock, stock options and warrants to purchase common stock, including the respective exercise prices of each such option and warrant, and the conversion ratio of the Notes included in the financial statements and footnotes have been retroactively adjusted to reflect the reduced number of shares resulting from this action. The par value and the number of authorized, but unissued, shares were not adjusted as a result of the reverse stock split. No fractional shares will be issued following the reverse stock split and the Company has paid cash in lieu of any fractional shares resulting from the reverse stock split.

Common Stock Placement

On March 28, 2014, the Company entered into an equity and debt investment for up to $12.0 million with NNA. As part of the investment, the Company entered into the Investment Agreement with NNA, pursuant to which the Company sold NNA 200,000 shares of the Company’s common stock (the “Purchased Shares”) at a purchase price of $10.00 per share. In addition with the issuance of common shares, the Company issued to NNA 100,000 warrants to purchase the Company’s common stock for $10.00 per share. The Company used the Monte Carlo Method to value the warrants, which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $4.50 per share and a 50% probability of down-round financing. The Company determined that the fair value of the shares issued was approximately $900,000, or $868,236 after the relative fair value adjustment, which approximates $4.50 per share. The Company also entered into a registration rights agreement (“RRA”) with NNA, which the Company and NNA amended on February 6, 2015, which requires the Company to file a registration statement to register its shares with the SEC no later than June 26, 2015. Effective July 7, 2015, the Company amended the First Amendment to extend the previous registration statement deadline to October 24, 2015. The RRA requires the Company to use commercially reasonable best efforts to cause the RRA to be declared effective by the SEC. If the Initial Registration Statement is not filed with the SEC on or prior to the filing deadline, the Company must pay to NNA an amount in common stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA.

During the year ended January 31, 2014, the Company issued 18,250 shares of common stock for proceeds of $730,000.

Repurchase of Common Stock

On October 23, 2014, the Company entered into a Settlement Agreement with Raouf Khalil (“Khalil”) whereby the Company reconveyed to Khalil all of the shares of Aligned Healthcare, Inc. (“AHI”) common stock that the Company acquired from Khalil under the Stock Purchase Agreement, dated as of February 15, 2011 (the “Purchase Agreement”). In addition, in consideration of a $10,000 cash payment, Khalil reconveyed to the Company 50,000 shares of the Company’s common stock, constituting all of the remaining shares that he still owned that were issued to him under the Purchase Agreement. Following these reconveyances, the Company no longer owns any of the outstanding shares of AHI’s capital stock, and neither Khalil nor any of the other Aligned Affiliates own any shares of the Company’s capital stock.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of March 31, 2015, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of March 31, 2015 there were approximately 48,600 shares available for future grants under the 2013 Plan.

Share Issuances

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares at January 31, 2014	101,296	1.5	-	$4.10
Granted	-	-	-	-
Vested/lapsed	(10,555)	-	-	-
Forfeited	-	-	-	-
Unvested or unlapsed shares, beginning of period at March 31, 2014	90,741	1.3	$-	$4.10
Granted	-	-	-	-
Vested / lapsed	(78,519)	-	-	-
Forfeited	-	-	-	-
Unvested or unlapsed shares at March 31, 2015	12,222	0.3	$0. 50	$4.10

Options

In July 2014, the Company issued 56,500 options to acquire the Company’s common stock to certain employees and consultants. The Company determined that the weighted average fair value of the options of $2.80 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.63%, no dividends, volatility of 63.7%, exercise price of $10.00 per share, share price of $5.90 per share.

In October 2014, in connection with services provided to the Company, the Company issued to various employees and consultants options to purchase an aggregate of 7,500 shares of common stock of the Company, which options have an exercise price of $10.00 and vest evenly and monthly over a three year period. The Company determined that the weighted average fair value of the options of $1.70 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.62%, no dividends, volatility of 62.9%, share price of $4.30 per share.

On various dates in October, November and December 2014, in connection with services provided to the Company, the Company issued to a certain consultant options to purchase an aggregate of 1,500 shares of common stock of the Company, which options have an exercise price of $10.00 and vested upon grant. The Company determined that the weighted average fair value of the options of $1.50 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.62%, no dividends, volatility of 62.9%, share price of $3.90 per share.

On November 18, 2014, in connection with services provided to the Company, the Company issued options to purchase 10,000 shares of common stock of the Company to an employee, which options have an exercise price of $10.00 and vest evenly and monthly over a one year period. The Company determined that the weighted average fair value of the options of $1.80 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.47%, no dividends, volatility of 62.1%, share price of $4.60 per share.

On December 13, 2014, in connection with services provided to the Company, the Company issued to various physicians and consultants options to purchase 10,000 shares of common stock of the Company, which options have an exercise price of $10.00 and vest evenly and monthly over a three year period. The Company determined that the weighted average fair value of the options of $1.50 per share using the Black-Scholes method with the following weighted-average inputs: term of 6 years, risk free rate of 1.62%, no dividends, volatility of 62.9%, share price of $3.90 per share.

In December 2014, the Company issued 6,000 options to an employee. The Company determined that the weighted average fair value of the options of $1.20 using the Black Scholes method with the following inputs: term of 6 years / risk free rate of 1.47%, no dividends, volatility of 62.1%, and an exercise price of $10.00 share price of $3.46. These options vest evenly over 3 years.

In June 2014, the Company issued 40,000 options to an employee. The Company determined that the weighted average fair value of the options of $1.60 using the Black Scholes method using the following inputs: term of 6 years, risk free rate of 1.62%, no dividends, volatility factor of 62.9%, exercise price of $9.00 per share, share price of $4.00 per share. These options vest evenly over 3 years.

On various dates in January, February and March 2015, in connection with services provided to the Company, the Company issued to certain consultants and employees options to purchase an aggregate of 30,500 shares of common stock of the Company, which options have an exercise price of $10.00 and vested upon grant. The Company determined that the weighted average fair value of the options of $1.10 per share using the Black Scholes method with the following weighted average inputs: term 6 years, risk free rate of 1.48%, no dividends, weighted average volatility factor of 62.1%, share price of $3.40 per share.

Stock option activity is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, January 31, 2014	735,800	$1.70	9.0	$1.60
Granted	-	-	-	-
Cancelled	(88,767)	2.30	7.9	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(18,333)	2.10	8.5	-
Balance, March 31, 2014	628,700	$2.00	8.7	$1.10
Granted	162,000	10.00	-	-
Cancelled	(14,200)	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Balance, March 31, 2015	776,500	$4.69	7.4	$1.50
Vested and exercisable, March 31, 2015	658,306	$2.20	5.1	$2.40

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

The following table summarizes the restricted stock award in the ACO Plan:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, January 31, 2014	3,752,000	1.0	$0.02	$0.03
Granted	-	-	-	-
Released	-	-	-	-
Balance, March 31, 2014	3,752,000	0.8	$0.02	$0.03
Granted	184,000	-	-	0.77
Released	(183,996)	-	-	-
Balance, March 31, 2015	3,752,004	0.1	$0.70	$0.07
Vested and exercisable, March 31, 2015	3,651,675

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of March 31, 2015, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 and 2013 Equity Plans, and the ACO Plan’s are as follows:

Common stock options	$246,834
Restricted stock	$72,440
ACO Plan restricted stock	$27,720

The weighted-average period of years expected to recognize these compensation costs is 1.7 years.

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying consolidated statement of operations as follows:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Stock-based compensation expense:
Cost of services	$13,376	$15,703	$616,902
General and administrative	1,245,472	44,484	1,540,955
	$1,258,848	$60,187	$2,157,857

Warrants

Warrants consisted of the following:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at January 31, 2014	$0.40	314,500
Granted	-	400,000
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2014	0.20	714,500
Granted	-	200,000
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2015	$0.46	914,500

		Weighted		Weighted
		average		average
Exercise Price Per	Warrants	remaining	Warrants	exercise price per
Share	outstanding	contractual life	exercisable	share
$1.15	125,000	1.3	125,000	$1.15

$1.15	25,000	1.3	25,000	$1.15

$4.50	50,000	1.3	50,000	$4.50

$5.00	10,000	2.6	10,000	$5.00

$4.50	82,500	2.8	82,500	$4.50

$4.00	22,000	2.8	22,000	$4.00

$10.00	200,000	6.0	-	$10.00

$20.00	200,000	6.0	-	$20.00

$10.00	100,000	6.0	-	$10.00

$10.00	100,000	3.3	100,000	$10.00
	914,500	4.3	414,500	$4.60

In connection with the 2014 NNA financing, NNA received warrants to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $10.00 per share and up to 200,000 shares at an exercise price of $20.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable after March 28, 2017 and before March 28, 2021. The warrants also contained down-round protection under which the exercise price of the warrants is subject to adjustment in the event the Company issues future common shares at a price below $9.00 per share. The Company determined that the warrants should be classified as liabilities under ASC 815-40, which requires the Company to determine the fair value of the warrants at the transaction date and at each subsequent reporting date (see Notes 2 and 6). Following the funding of the Convertible Note on July 30, 2014, additional warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share were issued and are exercisable after March 28, 2017 and before March 28, 2021 (see Note 6). On July 21, 2014, in connection with the SCHC acquisition, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The warrants are exercisable at any date prior to July 21, 2018.

 Authorized stock

At March 31, 2015 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The amount of shares of common stock reserved for these purposes is as follows at March 31, 2015:

Common stock issued and outstanding	4,863,389
Conversion of 9% Notes	275,000
Conversion of 8% Notes	200,000
Warrants outstanding	914,500
Stock options outstanding	776,500
Remaining shares issuable under 2013 Equity Incentive Plan	90,000
7,119,389

10. Commitments and Contingencies

Lease commitments

The Company leases its office facilities under non-cancelable operating leases, certain of which contain renewal options. Future minimum rental payments required under the operating leases are as follows:

Year ending March 31,

2016	$771,754
2017	834,522
2018	916,395
2019	920,630
2020	905,117
Thereafter	2,482,251
Total	$6,830,669

Rent expense recorded was as follows:

	Year Ended	Two Months Ended	Year Ended
	March 31, 2015	March 31, 2014	January 31, 2014

Rent expense	$685,579	$39,735	$210,302

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

Legal

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with the Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, MMG and AMEH, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

On August 28, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., filed a similar lawsuit against Warren Hosseinion, the Company’s Chief Executive Officer. Dr. Hosseinion is defending the action and is currently being indemnified by the Company subject to the terms of an indemnification agreement and the Company’s charter. The Company has an existing Directors and Officers insurance policy. On September 9, 2014, Dr. Hosseinion filed a motion requesting the Court to stay the court proceeding and, pursuant to existing arbitration agreements, order the parties to arbitrate the dispute as part of the pending arbitration proceedings before JAMS (as discussed above). On October 29, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On November 13, 2014, Plaintiffs served Dr. Hosseinion with Demands for Arbitration before JAMS in Los Angeles, and on November 19, 2014, the parties agreed to consolidate the two proceedings against Dr. Hosseinion with the two existing proceedings against the Company and its affiliates. The parties are currently pursuing mediation of the dispute. The Company continues to examine the merits of the claims to be arbitrated against Dr. Hosseinion, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding against Dr. Hosseinion are not available in arbitration.

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

Employment and Consulting Agreements

In connection with the 2014 NNA Financing, AMM entered into Employment Agreements with each of Warren Hosseinion, M.D., the Company’s Chief Executive Officer (the “Hosseinion Employment Agreement”) and Adrian Vazquez, M.D. (the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the “Employment Agreements”), pursuant to which Dr. Hosseinion and Dr.Vazquez have agreed to serve as senior executives of AMM. The Employment Agreements provide for (i) base salary of $200,000 per year, (ii) Participation in any incentive compensation plans and stock plans that are available to other similarly positioned employees of AMM, and (iii) reimbursement of expenses incurred on behalf of AMM. In addition to compensation under his Employment Agreement and Hospitalist Participation Service Agreement, Dr. Hosseinion also received a $32,917 payout of unused vacation time and an incentive compensation payment of $17,282. In addition to compensation under his Employment Agreement and Hospitalist Participation Service Agreement, Dr. Vazquez received $60,000 as compensation for additional clinical work performed during the fiscal year and $29,824 as payout of unused vacation time.

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

In June 2014, the Company entered into a consulting arrangement with Bridgewater Healthcare, LLC, in which Mr. Mitchell R. Creem will provide CFO services to the Company in return for cash compensation of $10,000 per month and 500 vested options per month with an exercise price of $10.00 per share effective May 20, 2014.

On January 15, 2015, AMM entered into a Consulting and Representation Agreement (the “Augusta Consulting Agreement”) with Flacane Advisors, Inc. (the “Augusta Consultant”), which is effective from January 15, 2015, supersedes the prior agreement with the Augusta Consultant, and remains in effect until March 31, 2015 and will carryover to December 31, 2015 unless it is replaced by a new agreement. We anticipate that we will enter into a new consulting agreement with Mr. Augusta following the termination of the current agreement. Under the Augusta Consulting Agreement, the Augusta Consultant is paid $25,000 per month and is also eligible to receive options to purchase shares of the Company’s common stock as determined by our Board of Directors. The Augusta Consultant provides business and strategic services and makes Mr. Augusta available as the Company’s Executive Chairman of the Board of Directors. Mr. Augusta is subject to a Directors Agreement with the Company dated March 7, 2012.

11. Subsequent Events

On June 30, 2015, ACC entered into a Settlement Agreement and Release (the Agreement) with the prior owners of Whittier medical clinic to unwind the Company’s purchase of Whittier medical clinic on September 1, 2013 and release both parties (ACC and prior owner) of certain rights and obligations previously set out in the Asset Purchase Agreement and various other agreements entered into by both parties on or about September 1, 2013. As a result of the Agreement, the prior owner will pay ACC $2,953. No future obligations remain. Subsequent to June 30, 2015, the Company no longer owns or operates the Whittier medical clinic.

On July 7, 2015, the Company entered into an Amendment to First Amendment and Acknowledgement (the “New Amendment”) with NNA of Neveda, Inc., an affiliate of Fresenius Medical Care North America. The New Amendment amended the First Amendment and Acknowledgement, dated as of February 6, 2015 (as amended by the Amendment “Acknowledgement”), among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until October 24, 2015 of a deadline previously contemplated by the Acknowledgment, for the Company to file a registration statement covering the sale of NNA’s registrable securities.

12. Restatement as of and for the Year Ended January 31, 2014

The consolidated financial statements as of and for the year ended January 31, 2014, were previously restated as part of a Form S-1 filed with the Securities and Exchange Commission on May 7, 2015.

13. Valuation and Qualifying Accounts

Allowance for doubtful accounts:

	Year Ended March 31, 2015	Two Months Ended March 31, 2014	Year Ended January 31, 2014
Balance at beginning of period	$30,670	$50,474	$78,822

Charged to operations	64,811	-	-

Write-off of accounts receivable	-	(19,804)	(28,348)

Balance at end of period	$95,481	$30,670	$50,474

