Form 10-K/A
period 2015-03-31
Apollo Medical Holdings, Inc.
filed 2015-07-29
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of July 29, 2015, there were 4,863,389 shares of common stock, $.001 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Apollo Medical Holdings, Inc. (the “Company”) for the fiscal year ended March 31, 2015, which the Company originally filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, 13, and 14 of the Original Filing.

This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the changes to Items 10, 11, 12, 13, and 14 of Part III. No other information included in the Original Filing, including the information set forth in Part I and Part II, has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Accordingly this Amendment No. 1 should be read in conjunction with the Original Filing.

2

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K/A

FOR THE YEAR ENDED MARCH 31, 2015

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers, directors and their age, title, and biography as of March 31, 2015 are set forth below:

The following table shows our Executive Officers and the members of our Board of Directors.

Name	Age	Director Since	Title
Gary Augusta	47	2012	Executive Chairman, Director
Mitchell Creem	55	2012	Chief Financial Officer and Principal Financial and Accounting Officer, Director
Warren Hosseinion, M.D.	43	2008	Chief Executive Officer, Director
Lance Jon Kimmel (1) (2)	60	2015	Director
Suresh Nihalani (1)	62	2008	Director
David Schmidt (1)	67	2013	Director
Edward Schreck (1)	69	2012	Director
Mark Meyers (3)	63	2012	Director
Adrian Vazquez, M.D.	45		Chief Medical Officer

(1)	Independent

(2)	Mr. Kimmel was appointed as a director of the Company on April 9, 2015 to fill a vacancy on the Board.

(3)	Effective April 7, 2015, Mr. Meyers resigned as a director of the Company

Directors designated as “independent” have been determined by the Board of Directors to be independent as that term is defined under the rules of NASDAQ. Directors are elected annually and hold office until our next annual meeting of stockholders and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Directors and Executive Officers

Gary Augusta

Executive Chairman of the Board of Directors, Director

Mr. Augusta has been a member of our Board of Directors since March 2012 and has been the Executive Chairman of our Board of Directors since October 2013. In addition to Board responsibilities, Mr. Augusta focuses for us on capital raising and corporate development. Mr. Augusta also serves as President of SpaGus Ventures LLC and SpaGus Capital Partners, growth funds that have invested in healthcare and technology companies since January 2010. From March 2004 to December 2009, Mr. Augusta was President and CEO of OCTANe, an innovation development company. From June 1994 to March 2000, he was a Consultant and Principal for AT Kearney, a leading consulting firm. From March 2001 to January 2004 he served as Corporate Development and M&A Officer for Fluor Inc., a Fortune 500 company. He earned a BS in Mechanical Engineering from the University of Rhode Island and a Master of Science and Management (MSM) from Georgia Tech. Mr. Augusta’s qualifications to serve on our Board of Directors includes his more than 20 years of experience as an executive focused on private equity, growth strategy and operations, corporate development and mergers and acquisitions.

Mitchell Creem

Director, Chief Financial Officer and Principal Financial and Accounting Officer

Mr. Creem has been our Chief Financial Officer and Principal Financial and Accounting Officer since May 2014, and a member of our Board of Directors since October 2012. Since early 2015, Mr. Creem has served on the leadership team of Integrity Healthcare, which was formed by BlueMountain Capital Management to manage the Daughters of Charity Health System, a six-hospital organization in Southern California with which BlueMountain Capital Management has entered into a transaction to provide capital. Mr. Creem has also served as President of Bridgewater Healthcare Group, a hospital and health network management services and performance consulting firm since February 2012. From June 2008 to January 2012, Mr. Creem was the CEO for the Keck Hospital of USC and USC Norris Cancer Hospital, where he led USC’s acquisition of hospitals from Tenet Healthcare. From 2004 to 2008 he was the Associate Vice Chancellor and Chief Financial Officer for the UCLA Medical Sciences. From 2000 to 2004, he served as CFO of Beth Israel Deaconess Medical Center and from 1996 to 2000 he served as CFO of Tufts Medical Center. Previously, he served as Manager with PriceWaterhouseCoopers in their healthcare consulting practice. He earned a BS in Accounting and Business Management from Boston University and an MHA in Hospital Administration from Duke University. Mr. Creem’s qualifications to serve on our Board of Directors include over 30 years of corporate experience working as a senior executive in the healthcare industry.

Warren Hosseinion, M.D.

Chief Executive Officer, Director

Dr. Hosseinion has been our Company’s Chief Executive Officer and a member of our Board of Directors since July 2008. In 2001, Dr. Hosseinion co-founded ApolloMed Hospitalists in Los Angeles with Dr. Adrian Vazquez. Dr. Hosseinion received his B.S. in biology from the University of San Francisco, his M.S. in physiology and biophysics from Georgetown University Graduate School, his medical degree from the Georgetown University School of Medicine, and his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center. Dr. Hosseinion’s qualifications to serve on our Board of Directors include his position as our chief executive officer since the inception of the Company, his background as co-founder of the Company and leading physician within the medical community in Los Angeles. In addition, Dr. Hosseinion is currently a practicing hospitalist physician and brings to our Board of Directors and our Company a depth of understanding of physician culture and strong knowledge of the healthcare market.

Lance Jon Kimmel

Director

Mr. Kimmel has been a member of our Board of Directors since April 9, 2015. Mr. Kimmel is the founder and has been the managing partner of SEC Law Firm in Los Angeles, California since February 2004. Previously, Mr. Kimmel was a partner at Foley & Lardner in its Los Angeles office and Alschuler Grossman Stein & Kahan in Los Angeles. Mr. Kimmel’s law practice focuses on securities, including, capital formation for private and public companies, SEC reporting and compliance, mergers and acquisitions and general corporate representation. Mr. Kimmel speaks publicly and writes on current topics in securities and corporate law. Mr. Kimmel received his J.D. from New York University School of Law, attended Edinburgh University and graduated from Franklin & Marshall College. Mr. Kimmel’s qualifications to serve on our Board of Directors include his extensive legal experience representing and advising public companies in all aspects of their businesses.

Mark Meyers

Director

Mr. Meyers was a member of our Board of Directors since October 2012 until his resignation on April 7, 2015. From October 2012 until June 2014, Mr. Meyers served as our Chief Strategy Officer. From March 2010 until September 2012, he served as Senior Vice President of Operations for Dignity Health’s Los Angeles Service Area while continuing to serve as President of Glendale Memorial Hospital and Health Centers, a position he was appointed to in March 2009. From 2001 to 2009, Mr. Meyers was President of California Hospital Medical Center, a 316-bed Dignity facility in Downtown Los Angeles which serves as a Level II trauma center. From 1987 to 2001 he worked for Tenet healthcare or in hospital corporations that were acquired by Tenet, serving as CEO for several hospitals, including Garden Grove Hospital in Garden Grove, California, Western Medical Center in Anaheim, California, Coastal Communities Hospital in Santa Ana, California, Doctors Hospital of Santa Ana and Santa Ana Hospital Medical Center and Florida Medical Center, a 460-bed hospital in Broward Country, Florida. Mr. Meyers received a Bachelor of Science in Psychology from the University of Pittsburgh and a MPH from the University of Pittsburgh’s Graduate School of Public Health. Mr. Meyers’ qualifications to serve on our Board of Directors include over 36 years of experience working as a senior executive in the healthcare industry.

Suresh Nihalani

Director

Mr. Nihalani has been a member of our Board of Directors since October 2008. Mr. Nihalani has served as a business consultant and advisor since 2008, and is currently involved with many early stage ventures in the area of cloud computing, data centers, next generation storage and 4G backhaul wireless radios, assisting them in technology direction, business development and strategic business planning. Mr. Nihalani was President and CEO of ClearMesh Network from 2005 to 2007. He also co-founded Nevis Networks, where he served as CEO from 2002 through 2005. From 1996 to 2001, he co-founded and served as CEO of Accelerated Networks. Prior to that he co-founded ACT Networks where he held various executive level positions. Mr. Nihalani holds a BS in Electrical Engineering from ITT Bombay and MSEE and MBA degrees from the Florida Institute of Technology. Mr. Nihalani’s qualifications to serve on our Board of Directors include over 35 years of corporate experience working as a senior executive and director with both public and private organizations.

David Schmidt

Director

Mr. Schmidt has been a member of our Board of Directors since May 2013. He has served since January 2011 as Principal of Schmidt & Associates, a consultancy practice that focuses on strategic planning and implementation in the healthcare industry. From August 2002 to December 2010, he served as the CEO and Member of the Board of SCAN Health Plan, a provider of Medicare Advantage plans. From 2000 to 2002 he served as CEO of Medicheck, a firm that provided Internet-based financial service management to healthcare organizations, which was sold to Passport Health Communications. He served on Passport’s Board from 2002 to 2006. From 1992 to 1998 he was the Senior Vice President of Sales and Customer Services for Care America/Blue Shield Health Plan and Regional Vice President for FHP Healthcare. He received a BA in Economics from UCLA and a MBA from The Anderson School of Management at UCLA. Prior to his healthcare experience he held senior management roles in manufacturing companies including Avery Dennison. He also serves on the board of Beacon Healthcare Systems and was a founding board member of the SCAN Foundation, a 501(c)(3) corporation focused on long term care in the United States. Mr. Schmidt’s qualifications to serve as a member of the Company’s Board of Directors include his 20 years of experience working as a senior executive in the healthcare industry.

Edward Schreck

Director

Mr. Schreck has been a member of Board of our Directors since February 2012. Other than serving on our Board of Director and various other non-full time engagements, since 2009 Mr. Schreck has been retired. From 2006 to 2008 he served as a consultant for the Legacy Health System, based in Portland, Oregon, which operates six hospitals, a research institute, and a network of clinics. From 1998 to 2006, he served as an executive with Tenet Healthcare including as CEO of USC’s Private Practice Hospitals, Regional Vice President of Operations for Los Angeles-area hospitals, and finally as Senior Vice President. From 1973 to 1988 he served with St. Joseph Health System, as CEO of Santa Rosa General Hospital and Senior Vice President of Santa Rosa Memorial Hospital. Schreck also served as the CEO of the Eden Township District Hospitals from 1992 to 1998, and CEO of Delta Memorial Hospital from 1988 to 1992. He holds a BA degree from UCLA and Doctorate from USC. Mr. Schreck’s qualifications to serve on our Board of Directors include over 30 years of corporate experience working as a senior executive in the healthcare industry.

Adrian Vazquez, M.D.

Chief Medical Officer

Dr. Vazquez has served as our Chief Medical Officer since March 2014, having previously served as the Company’s President and Chairman of the Board of Directors from 2008 to 2011. Dr. Vazquez co-founded ApolloMed Hospitalists in 2001. He received his B.S. in biology from the University of California, Irvine, his medical degree from the UC Irvine School of Medicine and his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center. He is a Diplomate of the American Board of Internal Medicine.

Review of Related Person Transactions

The Board of Directors has adopted a written Related Person Transaction Policy, which requires the approval of the Audit Committee (or the Compensation Committee with respect to compensation matters if the composition of our Audit and Compensation Committees is identical), or if there is no Audit Committee, our entire Board of Directors, for all covered transactions. The Policy applies to any transaction or series of transactions in which ApolloMed, a subsidiary or any consolidated affiliate is a participant, the amount involved exceeds $120,000 and a “Related Person” as defined in the Policy, including executive officers, directors and their immediate family members, and holders of in excess of 5% of our common stock, has a direct or indirect material interest. Under the Policy, all Related Person Transactions must first be submitted to the Audit Committee (or the Compensation Committee with respect to compensation matters if the composition of our Audit and Compensation Committees is identical), or if there is no Audit Committee, our entire Board of Directors, for review, approval, ratification or other action. Based on its consideration of all of the relevant facts and circumstances, and full disclosure of the Related Person’s interest in the transaction, the Audit Committee (or the Compensation Committee with respect to compensation matters if the composition of our Audit and Compensation Committees is identical), or if there is no Audit Committee, our entire Board of Directors, will decide whether or not to approve the transaction and will approve only those transactions that are in the best interests of ApolloMed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file, and we are required to identify such persons that we know have failed to file or filed late Section 16(a) reports. To our knowledge, we believe that such persons complied with all Section 16(a) filing requirements applicable to them, except that Mr. Augusta filed 1 late Form 4 with respect to 23 open market transactions and 1 late Form 4 reporting 1 stock option grant, Mr. Creem filed 3 late Forms 4 reporting 8 stock option grants, Dr. Hosseinion filed 1 late Form 4 reporting 1 stock option grant, and Dr. Vazquez filed 1 late Form 4 reporting 2 stock option grants.

Code of Ethics

ApolloMed has adopted a Code of Ethics applicable to the conduct of our employees. The Board of Directors will review and update the Code of Ethics periodically as necessary. Stockholders can access Apollo Med’s Code of Ethics on our website at http://ApolloMed.net.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Board of Directors Composition and Director Independence

We have been conditionally approved to list our common stock on the Nasdaq Capital Market, although we currently have not met all of the listing requirements. Under the rules of the Nasdaq Capital Market, independent directors must comprise a majority of our Board of Directors, in addition to certain other independence requirements of our Board of Directors committees.

Our Board of Directors undertook a review of its composition, the formation of committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that Edward Schreck, Suresh Nihalani, David Schmidt and Lance Jon Kimmel are our independent directors. We have entered into a Director’s Agreement and Indemnification Agreement with each of our independent directors.

Our Board of Directors recently created and appointed members to the following committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each committee is governed by a written charter that has been approved by our Board of Directors.

Audit Committee

Our Audit Committee consists of Edward Schreck, Suresh Nihalani, David Schmidt and Lance Jon Kimmel, each of whom satisfies the independence requirements under the Nasdaq Capital Market rules and regulations applicable to audit committee members and have an understanding of fundamental financial statements. David Schmidt serves as chairman of the Audit Committee.

Our Board of Directors has determined that David Schmidt qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.

The Audit Committee monitors our corporate financial statements and reporting and our external audits, including, among other things, our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements. Our Audit Committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. Our Audit Committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. All related party transactions are approved by our Audit Committee before we enter into them.

Both our independent auditors and internal financial personnel regularly meet with, and have unrestricted access to, the Audit Committee.

Compensation Committee

Our Compensation Committee consists of Ted Schreck, Suresh Nihalani and David Schmidt, each of whom satisfies the independence requirements of the Nasdaq Capital Market and SEC rules and regulations. Each member of this Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. Suresh Nihalani serves as chairman of the Compensation Committee.

The Compensation Committee reviews and approves our compensation policies and all forms of compensation to be provided to our executive officers and directors, including, among other things, annual salaries, bonuses, and other incentive compensation arrangements. In addition, our Compensation Committee administers our stock option plans, including granting stock options to our executive officers and directors. Our Compensation Committee also reviews and approves employment agreements with executive officers and other compensation policies and matters.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists Ted Schreck, Suresh Nihalani, David Schmidt and Lance Jon Kimmel, each of whom satisfies the independence requirements of the Nasdaq Capital Market and SEC rules and regulations. Ted Schreck serves as chairman of the Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee identifies, evaluates and recommends nominees to our Board of Directors and committees of our Board of Directors, conducts searches for appropriate directors and evaluates the performance of our Board of Directors and of individual directors. The Nominating and Corporate Governance Committee also is responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to the Board of Directors concerning corporate governance matters.

Meetings and Committees of the Board of Directors

During the fiscal year ended March 31, 2015, our Board of Directors held 5 meetings and approved certain actions by unanimous written consent.

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors and its committees set schedules for meeting throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. Our Board of Directors has delegated various responsibilities and authority to its committees as generally described below.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Leadership Structure

Our Chief Executive Officer, is Warren Hosseinion, M.D., and the Chairman of our Board is Gary Augusta. We have determined that neither is independent under Nasdaq Capital Market and SEC rules and regulations. Our Board of Directors does not have a lead independent director. Our Board of Directors has determined its leadership structure is appropriate and effective for us given our stage of development.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the compensation awarded to, earned by, or paid to our named executive officers for the twelve months ended March 31, 2015 and 2014, respectively:

Name and Principal Position	Year	Salary		Bonus		Option Awards (1)		All Other Compensation		Total
Warren Hosseinion	2015	$390,385	(2)	$150,000	(10)	$52,083	(7)	127,641	(3)	$720,109
Chief Executive Officer	2014	472,000	(2)					98,705	(3)	570,705

Mitchell Creem	2015	-				10,429	(8)	177,083	(4)	187,512
Chief Financial Officer (8)	2014	-						9,000	(4)	9,000

Adrian Vazquez	2015	435,385	(5)	30,000	(11)	26,041	(9)	128,216	(6)	619,642
Chief Medical Officer (5)	2014	437,656	(5)			-		80,873	(6)	518,529

(1)	The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC 718 “Compensation – Stock Compensation”. Please see the notes below for discussions of the assumptions and methodologies used to calculate the valuations of the stock and option awards.

(2)	Dr. Hosseinion’s salary is for both patient care and non-clinical work in his role as the Company’s Chief Executive Officer.

(3)	Reflects personal benefits payments to Dr. Hosseinion for health, life and disability insurance premiums aggregating $27,026 (2015), $43,282 (2014); allowance for vehicle, cell phone and computer expenses of $55,000 (2015), $55,423 (2014); and other business expense-related allowances of $12,699 (2015).

(4)	Effective May 22, 2014, Mr. Creem was appointed as our Chief Financial Officer and Principal Financial and Accounting Officer. Mr. Creem is no longer considered an independent Director. Prior to his appointment as our Chief Financial Officer, Mr. Creem received compensation for services as a member of our Board of Directors of $5,000 (2015) and $9,000 (2014). Mr. Creem received compensation for services as our Chief Financial Officer of $172,083 (2015).

(5)	Dr. Vazquez’s salary is for both patient care and non-clinical work in his role as the Company’s Chief Medical Officer. Dr. Vazquez also assumed certain additional clinical responsibilities from January 1, 2014 through December 31, 2014 for which he was compensated $45,000 (2015) and $15,000 (2014).

(6)	Reflects personal benefits payments to Dr. Vazquez for health, life and disability insurance premiums aggregating $28,392 (2015), $28,040 (2014); allowance for vehicle, cell phone and computer expenses of $55,000 (2015), $52,833 (2014); and other business related expenses of $7,324 (2015).

(7)	On July 10, 2014, the Company’s Board of Directors authorized the issuance of 20,000 stock options to Dr. Hosseinion. The options vest evenly over 3 years, have an exercise price of $10.00 and expire on the tenth anniversary of issuance. The fair value of the stock options of $52,083 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (in years)	6.0
Volatility	63.7%
Dividends	0.0%
Interest rate	1.63%

(8)	During the quarter ended September 30, 2014, the Company’s Board of Directors authorized the issuance of options for 2,500 shares of common stock with an exercise price of $10.00 per share to Mr. Creem pursuant to Mr. Creem’s consulting agreement. The options vested immediately and expire on the tenth anniversary of issuance. The fair value of the 15,000 stock options was $5,643, and was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (in years)	6.0
Volatility	63.7%
Dividends	0.0%
Interest rate	1.63%

During the quarter ended December 31, 2014, the Company’s Board of Directors authorized the issuance of options for 1,500 shares of common stock with an exercise price of $10.00 per share to Mr. Creem pursuant to Mr. Creem’s consulting agreement. The options vested immediately and expire on the tenth anniversary of issuance. The fair value of the 15,000 stock options was $2,160, and was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (in years)	6.0
Volatility	62.9%
Dividends	0.0%
Interest rate	1.60%

During the quarter ended March 31, 2015, the Company’s Board of Directors authorized the issuance of options for 1,500 shares of common stock with an exercise price of $10.00 per share to Mr. Creem pursuant to Mr. Creem’s consulting agreement. The options vested immediately and expire on the tenth anniversary of issuance. The fair value of the 15,000 stock options was $2,625, and was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (in years)	6.0
Volatility	62.9%
Dividends	0.0%
Interest rate	1.60%

(9)	On July 10, 2014, the Company’s Board of Directors authorized the issuance of 10,000 stock options to Dr. Vazquez. The options vest evenly over 3 years, have an exercise price of $10.00 and expire on the tenth anniversary of issuance. The fair value of the stock options of $26,041 was determined under the Black-Scholes option pricing model. The calculation was based on the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected term (in years)	6.0
Volatility	63.7%
Dividends	0.0%
Interest rate	1.63%

(10)	Bonus of $150,000 paid to reflect ACO achievement under Medicare Shared Savings Program.

(11)	Bonus of $30,000 paid to reflect ACO achievement under Medicare Shared Savings Program.

The following table summarizes the outstanding equity option awards held by each of our named executive officers as of March 31, 2015:

Outstanding Equity Option Awards at Fiscal Year End

OPTION AWARDS						STOCK AWARDS
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Unexercisable	Option Exercise Price (1)	Option Expiration Date	Number of Shares That Have Not Vested		Market Value of Shares That Have Not Vested	Equity Incentive Plan Awards: Unearned or Unvested Shares	Equity Incentive Plan Awards: Market value of Unearned or Unvested Shares
Warren Hosseinion, M.D.	12/9/2010	30,000	-	$0.15	12/8/2020	-		-	-	-
Chief Executive Officer	7/10/14	20,000	-	$10.00	7/8/2024	-		-	-	-

Mitchell Creem (2)	Various (3)	5,500	-	$10.00	Various (3)	8,333	(4)	$41,667	-	-
Chief Financial Officer

Adrian Vazquez, M.D.	12/9/2010	30,000	-	$0.15	12/8/2020
Chief Medical Officer	7/10/2014	10,000	-	$10.00	7/8/2024	-		-	-	-

(1) All options have been issued with an exercise price determined by the Company’s Board of Directors in accordance with approved Equity Incentive Plans.

(2) Effective May 22, 2014, Mitchell Creem was appointed as our Chief Financial Officer and Principal Financial and Accounting Officer. Mr. Creem received compensation in 2015 (prior to his appointment as our Chief Financial Officer) and 2014 only for his services as a member of our Board of Directors while he was not an executive officer. Mr. Creem is no longer considered an independent Director.

(3) On June 27, 2014, the Company and Bridgewater Healthcare Group, LLC, an entity affiliated with Mr. Creem entered into a consulting agreement, effective as of May 20, 2014, pursuant to which, during each month such consulting agreement is effective, Bridgewater Healthcare Group, LLC receives a fully vested option to purchase 500 shares of the Company’s common stock, at an exercise price equal to $10.00 per share, which total 5,500 options to date. The options expire on the 10th anniversary of their grant date.

(4) Reflects 50,000 shares acquired by Mr. Creem for $0.01 per share in which the Company’s right to repurchase has not lapsed. From date of purchase the shares lapse evenly on a monthly basis over 36 months. The value of the shares that have not vested are based on the closing stock price as at March 31, 2015.

None of our named executive officers exercised any options during the fiscal year ended March 31, 2015.

Employment Agreements and Director Agreements for Inside Directors

Warren Hosseinion, M.D.

On March 28, 2014, Apollo Medical Management, Inc. (“Apollo Management”), a subsidiary of the Company, entered into an Employment Agreement with Warren Hosseinion, M.D., the Company’s Chief Executive Officer (the “Hosseinion Employment Agreement”), pursuant to which Dr. Hosseinion has agreed to serve as a senior executive of Apollo Management. The Hosseinion Employment Agreement provides for (i) base salary of $200,000 per year, (ii) participation in any incentive compensation plans and stock plans of Apollo Management that are available to other similarly positioned employees of Apollo Management, and (iii) reimbursement of expenses incurred on behalf of Apollo Management.

Apollo Management has the right under the Hosseinion Employment Agreement to terminate Dr. Hosseinion for cause if, among other things, there is a material and uncured breach by Dr. Hosseinion of any of the following agreements: (i) the Hosseinion Hospitalist Participation Agreement (defined below) or other employment agreement with ApolloMed Hospitalists, a California professional corporation (“AH”), (ii) that certain Stockholder Agreement dated as of March 28, 2014, by and among Dr. Hosseinion, the Company, Apollo Management, Adrian Vazquez, M.D. and NNA of Nevada, Inc. (the “Stockholder Agreement”), (iii) any Physician Shareholders Agreements in favor of Apollo Management and the Company, for the account of each of ApolloMed Care Clinic, a California professional corporation, Maverick Medical Group Inc., a California professional corporation and AH. If Dr. Hosseinion’s employment is terminated by Apollo Management without cause, or Dr. Hosseinion terminates his employment for good reason, or Apollo Management provides notice of intent not to renew, then Dr. Hosseinion is entitled, subject to entering into a binding release, to be paid severance of an amount equal to four weeks of his most recent base salary for every full year of his active employment by Apollo Management, but such amount is to be no less than six months’ worth and no more than one year’s worth of his most recent base salary. The Hosseinion Employment Agreement replaced, and thereby terminated, the prior employment agreement between Apollo Management and Dr. Hosseinion.

Additionally, on March 28, 2014, AH entered into a Hospitalist Participation Service Agreement with Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”), pursuant to which Dr. Hosseinion provides physician services for AH. The Hosseinion Hospitalist Participation Agreement provides for (i) base salary of $195,000 per year, (ii) a $55,000 annual car and communications allowance, and (iii) reimbursement of reasonable business expenses. The Hosseinion Hospitalist Participation Agreement replaced, and thereby terminated, a prior hospitalist participation service agreement between AH and Dr. Hosseinion.

As a condition of the Company causing its affiliates to enter into the Hosseinion Hospitalist Participation Agreement and the Hosseinion Employment Agreement, on March 28, 2014, the Company entered into a Stock Option Agreement with Dr. Hosseinion (the “Hosseinion Stock Option Agreement”). The Hosseinion Stock Option Agreement provides that Dr. Hosseinion grant the Company the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion in the event that (i) either the Hosseinion Hospitalist Participation Agreement or the Hosseinion Employment Agreement is terminated by the Company for cause due to a willful or intentional breach by Dr. Hosseinion, (ii) Dr. Hosseinion commits fraud or any felony against the Company or any of its affiliates, (iii) Dr. Hosseinion directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of the Company or any of its affiliates for competitive purposes or (iv) Dr. Hosseinion directly or indirectly Competes (as such term is defined in the Hosseinion Stock Option Agreement) with the Company or any of its affiliates.

Dr. Hosseinion has entered into a Director Agreement and related Indemnification Agreement with the Company.

Mitchell Creem

On June 27, 2014, the Company and Bridgewater Healthcare Group, LLC (“Bridgewater”) entered into a consulting agreement (the “Creem Consulting Agreement”), effective as of May 20, 2014, pursuant to which Bridgewater agreed to make available the services of Mr. Creem as Chief Financial Officer and Principal Financial and Accounting Officer of the Company. Mr. Creem is the sole member and manager of Bridgewater. The Company pays Bridgewater $10,000 per month and the Company grants to Bridgewater, during each month in which the Creem Consulting Agreement is effective, a fully vested option to purchase 500 shares of the Company’s common stock, at an exercise price equal to $10.00 per share, except as otherwise agreed. The Company also agreed to reimburse Bridgewater for reasonable travel and other expenses actually and properly incurred by Mr. Creem in carrying out his obligations under the Creem Consulting Agreement.

In connection with Mr. Creem’s service to the Company as a director, Mr. Creem entered into the Company’s Director Agreement on October 15, 2012, which agreement entitled Mr. Creem to receive 50,000 restricted shares of the Company’s common stock for his Board of Directors service which will vest monthly over 36 months. Mr. Creem receives a fee of $1,000 per board meeting attended, and is reimbursed for reasonable and customary expenses incurred therewith.

In connection with Mr. Creem’s Director Agreement, Mr. Creem also entered into a related Indemnification Agreement with the Company.

Mark Meyers

On October 8, 2012, the Company entered into a consulting agreement with Mr. Mark Meyers to perform services as the Company’s Chief of Strategy and Business Development, pursuant to which Mr. Meyers received $10,000 per month, the right to receive options to acquire 5,000 shares per month of the Company’s common stock with an exercise price of $2.10 per share, and eligibility for performance-based compensation as determined by the Company’s Board of Directors. Mr. Meyers has the option to convert all or a portion of the cash compensation to equity at a conversion price equal to a discount of 30% from the trailing 90 day average of the closing price of the Company’s common stock. The agreement is terminable by either party without cause upon providing 90 days’ notice. Effective October 1, 2013, the Company extended Mr. Meyers’ consulting agreement until December 31, 2013. Under that consulting agreement, Mr. Meyers received $10,000 per month and received 6,000 options of the Company’s common stock with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Mr. Meyers’ options vested on various dates through December 31, 2013. From December 31, 2013 through June 30, 2014, the Company paid to Mr. Meyers $10,000 per month. Mr. Meyers has resigned as Chief Strategy Officer, and no further amounts have been paid to Mr. Meyers in connection with his consulting with the Company.

Mr. Meyers has entered into a Director Agreement and related Indemnification Agreement with the Company. Effective April 7, 2015, Mr. Meyers resigned as a director of the Company.

Gary Augusta

On January 15, 2015, ApolloMed entered into a Consulting and Representation Agreement (the “Augusta Consulting Agreement”) with Flacane Advisors, Inc. (the “Augusta Consultant”), which is effective from January 15, 2015, supersedes the prior agreement with the Augusta Consultant, and will carry over to December 31, 2015 unless it is replaced by a new agreement. We anticipate that we will enter into a new consulting agreement with Mr. Augusta following the termination of the current agreement. Under the Augusta Consulting Agreement, the Augusta Consultant is paid $25,000 per month and is also eligible to receive options to purchase shares of the Company’s common stock as determined by our Board of Directors. The Augusta Consultant provides business and strategic services and makes Mr. Augusta available as the Company’s Executive Chairman of the Board of Directors, although Mr. Augusta does not serve as an officer of the Company. Mr. Augusta is subject to a Directors Agreement with the Company dated March 7, 2012.

Effective as of March 7, 2012, Mr. Augusta was appointed to the Company’s Board of Directors. In connection with his service to the Company as a director, Mr. Augusta entered into the Company’s Director Agreement, which provided for Mr. Augusta to be a director and entitled Mr. Augusta to acquire 40,000 shares of the Company's common stock at a price of $0.01 per share. The Company’s right, but not obligation, to repurchase the shares lapses monthly at a rate of 1/36 per month over a three year time period.

The Company entered into a Senior Secured Note (as amended from time to time, the “Augusta Note”) on February 1, 2012 with SpaGus Capital Partners, LLC (“SpaGus”), an entity in which Mr. Augusta holds an ownership interest. On September 15, 2012, SpaGus agreed to allow the Company to defer payment of the scheduled principal payments due on September 15 and October 15, 2012, and amended the Augusta Note effective October 15, 2012. In connection with the amendment, SpaGus Apollo, LLC agreed to provide additional principal to the Company. The terms of the amended Augusta Note in the amount of $500,000 provided for borrowings to bear interest at 8.0% per annum with accrued interest payable in arrears on each of December 28, 2012, March 31, 2013, June 30, 2013, and October 15, 2013. The amended Augusta Note was to have matured October 15, 2013, and could be prepaid at any time prior to September 29, 2013. The Company paid SpaGus Apollo, LLC financing costs of 10,000 restricted shares of the Company’s common stock on the amendment date, which had a fair value of $50,000. On April 15, 2013, the Company issued an additional 10,000 restricted shares of the Company’s common stock to SpaGus required under the terms of the amended Augusta Note, which had a fair value of $45,000 at the obligation date. The amended Augusta Note matured and was repaid, including accrued unpaid interest, on October 16, 2013.

In connection with Mr. Augusta’s Director Agreement, Mr. Augusta also entered into a related Indemnification Agreement with the Company.

Executive Officers

Adrian Vazquez, M.D.

On March 28, 2014, Apollo Management entered into an Employment Agreement with Adrian Vazquez, M.D., (the “Vazquez Employment Agreement”), pursuant to which Dr. Vazquez has agreed to serve as a senior executive of Apollo Management. The Vazquez Employment Agreement provides for (i) base salary of $200,000 per year, (ii) participation in any incentive compensation plans and stock plans of Apollo Management that are available to other similarly positioned employees of Apollo Management, and (iii) reimbursement of expenses incurred on behalf of Apollo Management.

Apollo Management has the right under the Vazquez Employment Agreement to terminate Dr. Vazquez for cause if, among other things, there is a material and uncured breach by Dr. Vazquez of any of the following agreements: (i) the Vazquez Hospitalist Participation Agreement (defined below) or other employment agreement with AH, or (ii) the Stockholder Agreement. If Dr. Vazquez’s employment is terminated by Apollo Management without cause, or Dr. Vazquez terminates his employment for good reason, or Apollo Management provides notice of intent not to renew, then Dr. Vazquez is entitled, subject to entering into a binding release, to be paid severance of an amount equal to four weeks of his most recent base salary for every full year of his active employment by Apollo Management, but such amount is to be no less than six months’ worth and no more than one year’s worth of his most recent base salary. The Vazquez Employment Agreement replaced, and thereby terminated, the prior employment agreement between Apollo Management and Dr. Vazquez.

Additionally, on March 28, 2014, AH entered into a Hospitalist Participation Service Agreement with Dr. Vazquez (the “Vazquez Hospitalist Participation Agreement”), pursuant to which Dr. Vazquez provides physician services for AH. The Vazquez Hospitalist Participation Agreement provides for (i) base salary of $195,000 per year, (ii) a $55,000 annual car and communications allowance, and (iii) reimbursement of reasonable business expenses. The Vazquez Hospitalist Participation Agreement replaced, and thereby terminated, a prior hospitalist participation service agreement between AH and Dr. Vazquez.

As a condition of the Company causing its affiliates to enter into the Hospitalist Participation Agreement and the Employment Agreement, on March 28, 2014, the Company entered into a Stock Option Agreement with Dr. Vazquez (the “Vazquez Stock Option Agreement”). The Vazquez Stock Option Agreement provides that Dr. Vazquez grant the Company the option to purchase (at fair market value) all equity interests in the Company held by Dr. Vazquez in the event that (i) either the Vazquez Hospitalist Participation Agreement or the Vazquez Employment Agreement is terminated by the Company for cause due to a willful or intentional breach by Dr. Vazquez, (ii) Dr. Vazquez commits fraud or any felony against the Company or any of its affiliates, (iii) Dr. Vazquez directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of the Company or any of its affiliates for competitive purposes or (iv) Dr. Vazquez directly or indirectly Competes (as such term is defined in the Vazquez Stock Option Agreement) with the Company or any of its affiliates.

Independent Director Compensation

Edward Schreck

Effective as of February 15, 2012, Edward Schreck was appointed to the Company’s Board of Directors. In connection with his service to the Company as a director, Mr. Schreck entered into the Company’s Director Agreement which entitles Mr. Schreck to receive a combined $30,000 annual cash retainer for his Board of Directors service as well as an initial option grant of 100,000 options. These options vest evenly over a 3-year period. Effective October 1, 2013, Mr. Schreck relinquished his former position as Chairman upon appointment of Mr. Augusta as Executive Chairman. Mr. Schreck receives a fee of $1,000 per month for his service on the Board of Directors, and is reimbursed for reasonable expenses approved in advance.

Suresh Nihalani

In connection with his service to the Company as a director, Mr. Nihalani entered into the Company’s Director Agreement on October 27, 2008 (as amended on July 16, 2010), which provided for Mr. Nihalani to be a director and entitled Mr. Nihalani to receive a restricted stock grant of 40,000 shares of the Company's common stock. On January 1, 2012, the Company amended the 2010 Director Agreement with Mr. Nihalani pursuant to which Mr. Nihalani received the right to purchase an additional 40,000 shares of the Company’s restricted common stock for $0.01 per share vesting evenly over 36 months. Interests in such 40,000 shares of the Company’s common stock are owned by the Shining Star Trust, of which Mr. Nihalani is a trustee and a beneficiary. The Company has the right but not the obligation to repurchase the unvested portion of these shares at $0.01 per share. Mr. Nihalani receives a fee of $1,000 per month for his service on the Board of Directors, and is reimbursed for reasonable expenses approved in advance.

David Schmidt

On May 22, 2013, the Board of Directors of the Company elected David G. Schmidt, 67, as a member of the Board of Directors. Mr. Schmidt entered into the Company’s form of Director Agreement, which entitles him to receive a fee of $1,000 per month for his service on the Board of Directors, as well as a grant of 40,000 options to purchase shares of the Company’s common stock for his Board of Directors service. These restricted shares vest evenly on a monthly basis over a 36 month period.

Lance Jon Kimmel

On April 9, 2015, the Board of Directors of the Company elected Lance Jon Kimmel, 60, as a member of the Board of Directors. Mr. Kimmel entered into the Company’s form of Director Agreement, which entitles him to receive a fee of $1,000 per month for his service on the Board of Director and reimbursement for reasonable expenses approved in advance.

The following Summary Compensation Table reflects the compensation awarded to, earned by, or paid to our outside directors for the year ended March 31, 2015.

Name	Fees Earned or Paid in Cash	Option Awards (1)		Non-Equity Incentive Plan Earnings	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total

Gary Augusta (2)	$-	$ 52,083	(3)	$ -	$-	$228,000	$280,083
Mark Meyers	15,000	-		-	-	-	15,000
David Schmidt	5,000	-		-	-	-	5,000
Edward Schreck	5,000	-		-	-	-	5,000
Suresh Nihalani	5,000	-		-	-	-	5,000

(1) The amount shown in this column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Please see the notes below for a discussion of the assumptions and methodologies used to calculate the valuations of the stock and option awards.

(2) Pursuant to the Augusta Consulting Agreement (discussed above), Mr. Augusta, through his company, was paid $25,000 per month plus reasonable business expenses from January 1, 2015 to December 31, 2015, and $15,000 per month plus $2,000 per month for expenses from January 1, 2014 to December 31, 2014.

(3) On July 10, 2014, the Company's Board of Directors authorized the issuance of 20,000 shares of common stock to Mr. Gary Augusta in connection with his service a member of the Board of Directors of the Company. These options have an exercise price of $10.00 and vest evenly and monthly over a three year period. The fair value of the 20,000 stock options of $52,083 was determined under the Black-Scholes option pricing model using the Company’s closing stock price on the date of grant and the following weighted-average inputs:

Expected Term (in years)	6.0
Volatility	63.7%
Dividend rate	0.0%
Interest rate	1.63%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of July 29, 2015, information concerning the shares of common stock beneficially owned by (1) each person known by ApolloMed to be the beneficial owner of more than 5% of our common stock, (2) each director, (3) each person (other than a person who is also a director or a director nominee) who is named in the Summary our directors and named executive officers.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class (3)
5% Shareholders:
NNA of Nevada, Inc. (5)	400,000		7.9%
Tommy Maartensson (6)	287,399		5.9%

Directors/Named Executive Officers:
Warren Hosseinion, M.D.*	1,050,116	(7)	21.4%
Adrian Vazquez, M.D.	946,227	(4)	19.3%
Gary Augusta*	200,323	(8)	4.1%
Suresh Nihalani*	79,998		1.6%
Edward Schreck*	100,000	(9)	2.0%
Mitchell Creem*	55,500	(10)	1.1%
David Schmidt*	31,111	(11)	0.6%
Lance Jon Kimmel*	-		0.0%
All Named Executive Officers and Directors as a Group (8 persons)	2,463,275		48.5%
Total	3,150,674		59.7%

* Director

(1) Unless otherwise indicated, the business address of each person listed is c/o Apollo Medical Holdings, Inc., 700 N. Brand Blvd., Suite 220, Glendale, California 91203.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of July 29, 2015. The percentages are calculated in accordance with Rule 13d-3(d)(1), which provides that shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable on or before 60 days after July 29, 2015 are deemed outstanding for the purpose of calculating the number and percentage that each person owns, but not deemed outstanding for the purpose of calculating the percentage that any other listed person owns.

(3) The percentages are calculated based on the actual number of shares issued and outstanding as of July 29, 2015 which was 4,863,389.

(4) Includes 33,889 shares that are subject to options or warrants that are exercisable within 60 days of July 29, 2015, and excludes 6,111 shares that are exercisable more than 60 days after July 29, 2015.

(5) 920 Winter Street, Waltham, Massachusetts 02451. NNA is controlled by Fresenius SE & Co. KGaA. Shares beneficially owned by NNA exclude warrants to acquire 5,000,000 shares of the Company’s common stock and become exercisable March 28, 2017.

(6) c/o Syndicated Capital 1299 Ocean Avenue, Suite 210, Santa Monica, California 90401.

(7) Includes 37,778 shares that are subject to options or warrants that are exercisable within 60 days of July 29, 2015, and excludes 12,222 shares that are exercisable more than 60 days after July 29, 2015.

(8) Includes 7,778 shares that are subject to options or warrants that we are exercisable within 60 days of July 29, 2015, and excludes 12,222 shares that are exercisable more than 60 days after July 29, 2015.

(9) Includes 100,000 shares that are subject to options or warrants that are exercisable within 60 days of July 29, 2015.

(10) Includes 5,500 shares that are subject to options or warrants that we granted and that are exercisable within 60 days of July 29, 2015.

(11) Includes 31,111 shares that are subject to options or warrants that are exercisable within 60 days of July 29, 2015, and excludes 8,889 shares that are exercisable more than 60 days after July 29, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 31, 2013, Mr. Meyers purchased two units of $50,000 par value 9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016, or $100,000 in the aggregate, which are convertible at any time into 25,000 shares of ApolloMed’s common stock at an exercise price of $4.00 per share. Each unit received warrants to purchase 3,750 shares of ApolloMed's common stock at an exercise price of $4.50 per share, and had a grant date fair value aggregating $21,238 computed in accordance with ASC Topic 718.

ApolloMed entered into and repaid the Amended Note with SpaGus as described above under “ITEM 11. EXECUTIVE COMPENSATION - Employment Agreements and Director Agreements for Inside Directors — Gary Augusta.”

ApolloMed has issued stock and options to some of the Directors in connection with their services as described above under “ITEM 11. EXECUTIVE COMPENSATION.”

Some of our directors and executive officers or their affiliated entities have entered into employment, director, consulting and other agreements with us, our subsidiaries or our consolidated affiliates. Each such agreement is described above in “ITEM 11. EXECUTIVE COMPENSATION.”

For various reasons, primarily related to prohibitions regarding the corporate practice of medicine, ApolloMed has entered into long-term management service agreements, loan agreements and other similar arrangements with affiliated physician entities that are controlled or wholly-owned by our Chief Executive Officer, Warren Hosseinion, M.D., as described below:

Each of AMH, ACC, MMG, AKM and SCHC has entered into a Management Agreement with AMM under which AMM has exclusive authority to manage each of the affiliated entities and is obligated to provide all non-physician personnel. AMM is entitled to management fees as set forth in each Management Agreement. The term of each Management Agreement is 20 years from its effective date, and automatically renews for successive 5-year periods, unless terminated earlier for cause or because of a party’s breach.

In connection with the Managements Agreements, Dr. Hosseinion has entered into Physician Shareholder Agreements in favor of AMM and the Company, in his capacity as a shareholder of and for the account of each of the affiliated entities that have entered into Management Agreements with AMM. The purpose of the Physician Shareholder Agreements is to memorialize the agreement of Dr. Hosseinion to act in accordance with the Management Agreements, and to the extent of Dr. Hosseinion’s personal authority, to refrain from any action or inaction that would result in a breach by any affiliated entity of its obligations under its Management Agreement. To that end, each Physician Shareholder Agreement contains covenants which obligate Dr. Hosseinion to comply with the applicable Management Agreement and restrict Dr. Hosseinion’s ability to transfer equity held by Dr. Hosseinion in the applicable affiliated entity or to issue new equity in the applicable affiliated entity. Each Management Agreement also provides the Company with the right to designate a third party to acquire all (or such amount such that the transferee would acquire a 51% interest) of Dr. Hosseinion’s equity in the applicable affiliated entity for $100, subject to a fair market value adjustment, if applicable.

Each of AMH, ACC, MMG, AKM and SCHC has additionally entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the Management Agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the Management Agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. The Intercompany Loan Agreement with AMH provides for a maximum advance of $10 million and terminates on September 30, 2018. The Intercompany Loan Agreement with ACC provides for a maximum advance of $1 million and terminates on July 31, 2018. The Intercompany Loan Agreement with MMG provides for a maximum advance of $5 million and terminates on February 1, 2018. The Intercompany Loan Agreement with AKM provides for a maximum advance of $5 million and terminates on May 30, 2019. The Intercompany Loan Agreement with SCHC provides for a maximum advance of $5 million and terminates on July 21, 2019. Outstanding principal under each of the Intercompany Loan Agreements bears interest at the greater of 10% per annum or the LIBOR rate described in each Intercompany Loan Agreement.

The Company has entered into Stock Option Agreements with each of Dr. Hosseinion and Dr. Vazquez. The Stock Option Agreements provide that each of Dr. Hosseinion and Dr. Vazquez grant the Company the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion or Dr. Vazquez, as applicable, in the event that (i) either the Hosseinion Hospitalist Participation Agreement or the Vazquez Hospitalist Participation Agreement, respectively, or the Hosseinion Employment Agreement or the Vazquez Employment Agreement, respectively, is terminated by the Company for cause due to a willful or intentional breach by Dr. Hosseinion or Dr. Vazquez, as applicable, (ii) Dr. Hosseinion or Dr. Vazquez, as applicable, commits fraud or any felony against the Company or any of its affiliates, (iii) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly solicits away from the Company any patients, customers, clients, employees, agents or independent contractors of the Company or any of its affiliates for competitive purposes or (iv) Dr. Hosseinion or Dr. Vazquez, as applicable, directly or indirectly Competes (as such term is defined in the Stock Option Agreements) with the Company or any of its affiliates.

Board of Directors Composition and Director Independence

We have been conditionally approved to list our common stock on the Nasdaq Capital Market, although we currently have not met all of the listing requirements. Under the rules of the Nasdaq Capital Market, independent directors must comprise a majority of our Board of Directors, in addition to certain other independence requirements of our Board of Directors committees.

Our Board of Directors undertook a review of its composition, the formation of committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that Ted Schreck, Suresh Nihalani, David Schmidt and Lance Jon Kimmel are independent directors. We have entered into a Director’s Agreement and Indemnification Agreement with each of our independent directors.

Our Board of Directors recently created and appointed members to the following committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described above. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. Each committee is governed by a written charter that has been approved by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by BDO USA, LLP to us for the fiscal year ended March 31, 2015, and by Kabani and Company, Inc. for the fiscal year ended January 31, 2014, were as follows:

	Year Ended March 31, 2015	Year Ended January 31, 2014
Audit fees (1)	$610,546	$48,000
Total	$610,546	$48,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Forms 10-Q quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2015 and 2014 fiscal years. This amount includes $100,000 of estimated additional audit fees. There were no audit-related, tax or other fees paid to our independent auditors.

Audit Committee Pre-Approval Policies and Procedures

The policy of our board of directors, acting as the audit committee, is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. All services and fees described above for the years above were approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits Index

Exhibit No.	Description
31.1+	Certification by Chief Executive Officer
31.2+	Certification by Chief Financial Officer
32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350
32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: July 29, 2015	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on July 29, 2015.

SIGNATURE	TITLE

/S/ WARREN HOSSEINION, M.D.	Chief Executive Officer and Director
Warren Hosseinion, M.D.,

/S/ GARY AUGUSTA	Executive Chairman and Director
Gary Augusta

/S/ MITCHELL CREEM	Chief Financial Officer (Principal Financial and Accounting Officer) and Director
Mitchell Creem

/S/ EDWARD SCHRECK	Director
Edward Schreck

/S/ SURESH NIHALANI	Director
Suresh Nihalani

/S/ DAVID SCHMIDT	Director
David Schmidt

/S/ LANCE JON KIMMEL	Director
Lance Jon Kimmel

