Form 10-Q
period 2015-06-30
Apollo Medical Holdings, Inc.
filed 2015-08-19
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 4,863,455 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2015	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,890,477	$5,014,242
Accounts receivable, net	3,692,757	3,801,584
Other receivables	328,439	208,288
Due from affiliates	30,615	36,397
Prepaid expenses	258,224	278,922
Deferred financing costs, net, current	-	513,646
Total current assets	8,200,512	9,853,079

Deferred financing costs, net, non-current	235,093	264,708
Property and equipment, net	577,273	582,470
Restricted cash	530,000	530,000
Intangible assets, net	1,339,235	1,377,257
Goodwill	2,168,833	2,168,833
Other assets	212,146	218,716
TOTAL ASSETS	$13,263,092	$14,995,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,142,819	$3,352,204
Medical liabilities	1,147,645	1,260,549
Note and line of credit payable, net of discount, current portion	6,624,548	327,141
Convertible notes payable, net of discount, current portion	2,597,438	1,037,818
Warrant liability	2,308,620	-
Total current liabilities	16,821,070	5,977,712

Notes payable, net of discount, non-current portion	-	6,234,721
Convertible notes payable, net of discount	-	1,457,103
Warrant liability	-	2,144,496
Deferred tax liability	174,280	171,215
Total liabilities	16,995,350	15,985,247

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001;
5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 4,863,389 shares issued and outstanding as of June 30, 2015 and March 31, 2015	4,863	4,863
Additional paid-in-capital	16,601,833	16,517,985
Accumulated deficit	(21,822,887)	(19,340,521)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(5,216,191)	(2,817,673)
Non-controlling interest	1,483,933	1,827,489
Total stockholders' deficit	(3,732,258)	(990,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,263,092	$14,995,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014

Net revenues	$10,204,125	$4,094,486

Costs and expenses
Cost of services	7,567,868	3,259,839
General and administrative	4,237,203	2,009,332
Depreciation and amortization	63,751	11,899
Total costs and expenses	11,868,822	5,281,070

Loss from operations	(1,664,697)	(1,186,584)

Other (expense) income
Interest expense	(360,402)	(276,867)
Change in fair value of warrant and conversion feature liability	(213,718)	(30,005)
Other	101,004	(2,476)
Total other expense	(473,116)	(309,348)

Loss before provision for income taxes	(2,137,813)	(1,495,932)

Provision for income taxes	92,691	11,602

Net loss	(2,230,504)	(1,507,534)

Net income attributable to non-controlling interests	(251,862)	(170,207)

Net loss attributable to Apollo Medical Holdings, Inc.	$(2,482,366)	$(1,677,741)
Other comprehensive loss:
Unrealized change in value of marketable securities	-	18,589
Comprehensive loss	$(2,482,366)	$(1,659,152)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.51)	$(0.34)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC AND DILUTED	4,863,389	4,913,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,230,504)	$(1,507,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	63,751	11,899
Deferred income tax	3,065	-
Stock-based compensation expense	83,848	119,139
Amortization of financing costs	29,914	28,308
Amortization of debt discount	115,609	79,381
Change in fair value of warrant and conversion feature liability	213,718	30,005
Changes in assets and liabilities:
Accounts receivable	108,827	4,273
Other receivables	(120,151)	-
Due from affiliates	(14,748)	(20,482)
Prepaid expenses and advances	20,698	(5,267)
Deferred financing costs	513,347	-
Other assets	6,570	2,955
Accounts payable and accrued liabilities	790,613	(4,797)
Medical liabilities	(112,904)	163,677
Net cash used in operating activities	(528,347)	(1,098,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash and cash equivalents acquired	-	216,361
Property and equipment acquired	-	(11,973)
Net cash provided by investing activities	-	204,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term note payable	-	(175,000)
Distributions to non-controlling interest shareholder	(595,418)	-
Net cash used in financing activities	(595,418)	(175,000)

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,123,765)	(1,069,055)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,014,242	6,831,478

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,890,477	$5,762,423

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$100,959	$150,486
Income taxes paid	$32,197	$11,129

Non-Cash Financing Activities:
Holdback liability	$-	$136,822

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

ApolloMed serves Medicare, Medicaid and HMO patients and uninsured patients in California, We primarily provide services to patients that are covered by private or public insurance, although we do derive a small portion of our revenue from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”). Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”) and Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”). Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“ApolloMed Palliative”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”). AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages all non-medical services for the affiliated medical group and has exclusive authority over all non-medical decision making related to ongoing business operations. ApolloMed ACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. If MSSP determines that ApolloMed ACO did not achieve the necessary minimum savings rate for 2014, then no ACO payment will be received by ApolloMed ACO in fiscal year 2016.

Liquidity, Capital Resources and Going Concern

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

The Company has a history of operating losses and as of June 30, 2015 has an accumulated deficit of $21,822,887, and during the three months ended June 30, 2015 net cash used in operating activities was $528,347.

The primary sources of liquidity as of June 30, 2015 include cash on hand of $3,890,477. Management has established a business plan, which they believe will result in future profitability. Additionally the Company is highly dependent on MSSP revenue, which is contingent upon the realization of program savings as determined by the Centers for Medicare & Medicaid Services (“MSSP”). Non receipt of amounts from the MSSP could adversely impact the liquidity of the Company. The Company may also require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations.

Management is uncertain that ongoing requirements for working capital, debt service and covenants compliance and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. The Company currently has a waiver for debt covenant noncompliance through the end of the current quarter (see Part II, Item 5). If the Company cannot obtain a further waiver and/or amendment from NNA of Nevada, Inc., an affiliate of Fresenius Medical Care Holdings, Inc., to waive and/or amend certain covenants, management does not believe it will be able to meet its future debt service requirements and maintain covenant compliance. Furthermore, if available funds are not adequate and/or the Company does not receive any ACO payments during the current year, the Company will need to obtain additional funds or reduce costs of operations. There is no assurance that the Company will be successful in doing so. Accordingly there is substantial doubt as to the ability of the Company to continue as a going concern.

2.        Summary of Significant Accounting Policies

Accounting Principles

These condensed consolidated statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary, and should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015 as filed with the SEC on July 29, 2015.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at June 30, 2015 and March 31, 2015 (see "Medical Liabilities" in this Note 2, below).

Medicare Shared Savings Program Revenue

The Company through its subsidiary, ApolloMed ACO, participates in the MSSP sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

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

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Medicare/Medi-Cal	31.1%	14.0%
L.A Care	13.9%	15.0%
Healthnet	12.4%	15.2%

Receivables from one payor amounted to the following percentage of total accounts receivable:

	June 30, 2015	June 30, 2014
Medicare/Medi-Cal	25.1%	21.4%

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

The Company’s medical liabilities were as follows:

	Three Months Ended June 30, 2015	Year Ended March 31, 2015
Balance, beginning of period	$1,260,549	$552,561

Incurred health care costs:
Current year	1,458,088	4,211,231

Acquired medical liabilities (see Note 3)	-	458,378

Claims paid:
Current year	(712,039)	(3,245,283)
Prior years	(851,217)	(90,367)
Total claims paid	(1,563,256)	(3,335,650)

Risk pool settlement	-	(384,869)
Accrual for net deficit from full risk capitation contracts	82,541	544,041

Adjustments	(90,277)	(785,143)
Balance at June 30, 2015	$1,147,645	$1,260,549

Deferred Financing Costs

Costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method (see Note 6).

At March 31, 2015, there was approximately $514,000 of deferred financing costs related to the Company’s anticipated upcoming public offering which was anticipated to close during the second quarter of fiscal 2016. During the three months ended June 30, 2015, it was determined the offering may be postponed more than 90 days and these costs, which included legal, accounting and regulatory fees, were expensed.

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

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period.

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

Warrant liability

The fair value of the warrant liability of $2,308,620 at June 30, 2015 issued in connection with the 2014 NNA financing was estimated at June 30, 2015 using the Monte Carlo valuation model which used the following inputs: term of 5.7 years, risk free rate of 1.83%, no dividends, volatility of 57.6%, share price of $6.90 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. The fair value of the warrant liability of $2,144,496 at March 31, 2015 was estimated at March 31, 2015 using the Monte Carlo valuation model which used the following inputs: term of 6.0 years, risk free rate of 1.53%, no dividends, volatility of 57.4%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

Conversion feature liability

The fair value of the $491,952 conversion feature liability (included in convertible note payable) at June 30, 2015 issued in connection with the 2014 NNA financing 8% Convertible Note was estimated using the Monte Carlo valuation model which used the following inputs: term of 3.7 years, risk free rate of 1.3%, no dividends, volatility of 48.6%, share price of $6.90 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial NNA Financing 8% Convertible Note conversion price of $10.00 per share. The fair value of the $442,358 conversion feature liability (included in convertible note payable) at March 31, 2015 issued in connection with the 2014 NNA financing 8% Convertible Note was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.0 years, risk free rate of 1.1%, no dividends, volatility of 47.6%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial NNA Financing 8% Convertible Note conversion price of $10.00 per share.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

June 30, 2015

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,308,620	$2,308,620
Conversion feature liability	-	-	491,952	491,952
	$-	$-	$2,800,572	$2,800,572

March 31, 2015

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,144,496	$2,144,496
Conversion feature liability	-	-	442,358	442,358
	$-	$-	$2,586,854	$2,586,854

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three ended June 30, 2015:

	Warrant Liability	Conversion Feature Liability	Total
Balance at March 31, 2015	$2,144,496	$442,358	$2,586,854
Loss on change in fair value of warrant and conversion feature liability	164,124	49,594	213,718
Balance at June 30, 2015	$2,308,620	$491,952	$2,800,572

The change in fair value of the warrant and conversion feature liability of $213,718 and $30,005 for the three months ended June 30, 2015 and 2014, respectively, is included in the accompanying condensed consolidated statements of operations and comprehensive loss. The fair value of the conversion feature liability is reflected in the accompanying consolidated balance sheet together with the carrying value of the convertible notes.

Non-Controlling Interests

The non-controlling interests recorded in the Company’s condensed consolidated financial statements includes the pre-acquisition equity of those PPC’s in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities owned by third-party physicians. The nature of these contracts provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties as well as income or losses attributable to certain non-controlling interests. Non-controlling interests also represent third-party minority equity ownership interests which are majority owned by the Company.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended June 30,
	2015	2014
Options	387,031	409,092
Warrants	19,251	145,107
Convertible Notes	50,967	-
	457,249	554,199

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2017, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The FASB recently issued ASU 2015-14 to defer the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Accordingly the revised mandatory adoption date of ASC 606 is April 1, 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates under different assumptions or conditions.

3.  Acquisitions

Apollo Palliative Services LLC and Affiliates Acquisitions

On October 27, 2014, AMM made an initial capital contribution of $613,889 (the “Initial Contribution”) to ApolloMed Palliative (“APS”) in exchange for 51% of the membership interests of ApolloMed Palliative. ApolloMed Palliative used the Initial Contribution, in conjunction with funds contributed by other investors in ApolloMed Palliative, to finance the closing payments for the acquisitions described immediately below. In connection with this arrangement, the Company entered into a consulting agreement with one of ApolloMed Palliative’s members. The consulting agreement has a 6 year term, and provides for the member to receive $15,000 in cash per month, and for the member to be eligible to receive stock-based awards under the Company’s 2013 Equity Incentive Plan as determined by the Company’s Board of Directors. Immediately prior to closing the transactions described below, and as condition precedent to ApolloMed Palliative closing the transactions, the selling equity owners in each transaction described below contributed specific equity interests to ApolloMed Palliative in return for interests in ApolloMed Palliative pursuant to contribution agreements.

Best Choice Hospice Care LLC

Subject to the terms and conditions of that certain Membership Interest Purchase Agreement (the “BCHC Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the Company, the members of BCHC, and BCHC, ApolloMed Palliative agreed to purchase all of the remaining membership interests in BCHC for $900,000 in cash and $230,862 of equity consideration in APS, subject to reduction if BCHC’s working capital was less than $145,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $400,000 (the “BCHC Contingent Payment”) to one seller and one employee of BCHC. The BCHC Contingent Payment will be paid in two installments of $100,000 to each of the seller and the employee within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s and the employee’s employment, as applicable, continuing or having been terminated without cause and, for the employee, meeting certain productivity targets. The Company absolutely, unconditionally and irrevocably guaranteed payment of the BCHC Contingent Payment if ApolloMed Palliative fails to make any payment. The contingent payments were accounted for as post-combination compensation consideration and will be accrued ratably over two years. As of March 31, 2015, $109,848 had been expensed and included in accounts payable and accrued liabilities. As of June 30, 2015, a total of $173,631 had been expensed and is included in accounts payable and accrued liabilities.

The results of BCHC’s operations have been included in the Company’s condensed consolidated financial statements since October 27, 2014.

Holistic Health Home Health Care Inc.

Subject to the terms and conditions of that certain Stock Purchase Agreement (the “HCHHA Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the sole shareholder of HCHHA, and HCHHA, ApolloMed Palliative agreed to purchase all of the remaining shares of HCHHA for $300,000 in cash and $43,286 of equity consideration in APS, subject to reduction if HCHHA’s working capital was less than $50,000 as of the closing of the transaction. ApolloMed Palliative agreed to pay a contingent payment of up to a further $150,000 (the “HCHHA Contingent Payment”). The HCHHA Contingent Payment will be paid in two installments of $75,000 to the seller within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s employment continuing or having been terminated without cause and the seller meeting certain productivity targets. The contingent payments were accounted for as compensation consideration and will be accrued ratably over two years. As of March 31, 2015, $41,245 had been expensed and included in accounts payable and accrued liabilities. As of June 30, 2015, a total of $65,194 had been expensed and included in accounts payable and accrued liabilities.

The results of HCHHA’s operations have been included in the Company’s condensed consolidated financial statements since October 27, 2014.

SCHC

On July 22, 2014, pursuant to a Stock Purchase Agreement dated as of July 21, 2014 (the “Purchase Agreement”) by and among SCHC, a Medical Corporation that provides professional medical services in Los Angeles County, California, the shareholders of SCHC (the “Sellers”) and a Company affiliate, SCHC Acquisition, A Medical Corporation (the “Affiliate”), solely owned by Dr. Warren Hosseinion as physician shareholder and the Chief Executive Officer of the Company, the Affiliate acquired all of the outstanding shares of capital stock of SCHC from the Sellers. The purchase price for the shares was (i) $2,000,000 in cash, (ii) $428,391 to pay off and discharge certain indebtedness of SCHC (iii) warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share and (iv) a contingent amount of up to $1,000,000 payable, if at all, in cash. The acquisition was funded by an intercompany loan from AMM, which also provided an indemnity in favor of one of the Sellers relating to certain indebtedness of SCHC that remained outstanding following the closing of the acquisition. Following the acquisition of SCHC, the Affiliate was merged with and into SCHC, with SCHC being the surviving corporation. The indebtedness of SCHC was paid off following the acquisition and did not remain outstanding as of December 31, 2014.

In connection with the acquisition of SCHC, AMM entered into a management services agreement with the Affiliate on July 21, 2014. As a result of the Affiliate’s merger with and into SCHC, SCHC is now the counterparty to this management services agreement and bound by its terms. Pursuant to the management services agreement, AMM will manage all non-medical services for SCHC, will have exclusive authority over all non-medical decision making related to the ongoing business operations of SCHC, and is the primary beneficiary of SCHC, and the financial statements of SCHC have been consolidated as a variable interest entity with those of the Company from July 21, 2014.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the purchase date and be recorded on the balance sheet.

A contingent payment obligation of $1,000,000 was considered a post-combination transaction and therefore it will be recorded as post-combination compensation expense over the term of the arrangement and not as purchase consideration. The compensation expense will be accrued in each reporting period based upon achievement of certain physician productivity measures through June 30, 2016. As of March 31, 2015, $375,000 had been expensed and included in accounts payable and accrued liabilities. As of June 30, 2015, a total of $575,000 had been expensed and is included in accounts payable and accrued liabilities.

The results of SCH’s operations have been included in the Company’s condensed consolidated financial statements since July 22, 2014.

AKM

In May 2014, AMM entered into a management services agreement with AKM Acquisition Corp, Inc. (“AKMA”), a newly-formed provider of physician services and an affiliate of the Company owned by Dr. Warren Hosseinion as a physician shareholder, to manage all non-medical services for AKMA. AMM has exclusive authority over all non-medical decision making related to the ongoing business operations of AKMA and is the primary beneficiary; consequently, AMM consolidated the revenue and expenses of AKMA from the date of execution of the management services agreements. On May 30, 2014, AKMA entered into a stock purchase agreement (the “AKM Purchase Agreement”) with the shareholders of AKM Medical Group, Inc. (“AKM”), a Los Angeles, CA-based independent practice association. Immediately following the closing, AKMA merged with and into AKM, with AKM being the surviving entity and assuming the rights and obligations under the management services agreement. Under the AKM Purchase Agreement all of the issued and outstanding shares of capital stock of AKM were acquired for approximately $280,000.

Under the AKM Purchase Agreement, former shareholders of AKM were entitled to be paid the Holdback Amount of up to approximately $376,000 plus the difference between the actual cash position of AKM and the target amount of $461,104 within 6 months of the Closing Date. During the year ended March 31, 2015, it was determined that AKM’s cash position exceeded the target amount. Accordingly, in March 2015, the Company remitted a total of $419,981 to the former shareholders and settled this liability in full.

The results of AKM’s operations have been included in the Company’s condensed consolidated financial statements since July 22, 2014.

4.        Intangible Assets

Intangible assets, net consisted of the following:

June 30, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(18,440)	21,560
Non-compete	185,400	(55,445)	129,955
Payor relationships	107,000	(21,400)	85,600
Network relationships	220,000	(40,333)	179,667
Trade name	257,000	(38,547)	218,453
Totals	$1,513,400	$(174,165)	$1,339,235

March 31, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(15,940)	24,060
Non-compete	185,400	(41,428)	143,972
Payor relationships	107,000	(16,050)	90,950
Network relationships	220,000	(29,333)	190,667
Trade name	257,000	(33,392)	223,608
Totals	$1,513,400	$(136,143)	$1,377,257

The amortization expense for the three months ended June 30, 2015 and June 30, 2014 was approximately $38,022 and $4,200, respectively.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	March 31,
	2015	2015
Accounts payable	$1,654,860	$1,377,817
Physician share of MSSP	62,000	62,000
Accrued compensation	1,552,124	1,469,132
Income taxes payable	253,077	185,051
Accrued interest	169,749	55,529
Accrued professional fees	450,725	202,675
	$4,142,819	$3,352,204

6. Notes and Lines of Credit Payable

Notes and lines of credit payable consist of the following:

	June 30,	March 31,
	2015	2015

Term loan payable to NNA due March 28, 2019, net of debt discount of $995,363 (June 30, 2015) and $1,060,401 (March 31, 2015)	$5,532,137	$5,467,098
Line of credit payable to NNA due March 28, 2019	1,000,000	1,000,000
Unsecured revolving line of credit due to financial institution due June 5, 2016	94,764	94,764
	$6,624,548	$6,561,862

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA of Nevada, Inc., (“NNA), an affiliate of Fresenius Medical Care Holdings, Inc..  On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 Note to SpaGus Apollo, LLC, and were used to pay or repay certain of the Company’s 10% Notes (see Note 7), to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA financing.

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

The Revolving Loan bears interest at the rate of three month LIBOR plus 6.0% per annum. The Company had borrowed $1,000,000 under the Revolving Loan at June 30, 2015 and March 31, 2015. As of June 30, 2015, there are no remaining amounts available to be borrowed under the Revolving Loan. The Term Loan and Revolving Loan mature on March 28, 2019.

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

On July 7, 2015, the Company entered into an Amendment to First Amendment and Acknowledgement (the “New Amendment”) with NNA of Nevada, Inc., an affiliate of Fresenius Medical Care Holdings, Inc.. The New Amendment amended the First amendment and Acknowledgement, dated as of February 6, 2015 (as amended by the Amendment, the “Acknowledgement”), among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until October 15, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities. If the registration statement is not filed with the SEC on or prior to the filing deadline, the Company must pay to NNA an amount in common stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA. The Acknowledgement was filed as an exhibit to the Company’s Current Report on Form 8-K on July 10, 2015.

Unsecured revolving line of credit

Included in “Notes and lines of credit payable” in the accompanying consolidated balance sheet is a $100,000 revolving line of credit with a financial institution of which $94,764 was outstanding at June 30, 2015 and March 31, 2015. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at June 30, 2015 and at March 31, 2015), interest only is payable monthly, and the line of credit matures June 5, 2016. The line of credit is unsecured.

Other lines of credit

LALC has a line of credit of $230,000 as of June 30, 2015. The Company has borrowed zero under this line of credit as of June 30, 2015 and March 31, 2015.

BAHA has a line of credit of $150,000 as of June 30, 2015. The Company has borrowed zero under this line of credit as of June 30, 2015 and March 31, 2015. The line of credit is subject to renewal on April 27, 2016.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Three Months Ended June 30,
	2015	2014
Interest expense	$149,709	$144,153
Amortization of loan fees and discount	74,573	71,251
	$224,282	$215,404

7.  Convertible Notes Payable

Convertible notes payable consist of the following:

	June 30,	March 31,
	2015	2015

9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $43,472 (June 30, 2015) and $62,182 (March 31, 2015)	$1,056,527	$1,037,818
8% Senior Subordinated Convertible Note Payable to NNA due March 28, 2019, net of debt discount of $951,040 (June 30, 2015) and $985,255 (March 31, 2015)	1,048,959	1,014,745
Conversion feature liability	491,952	442,358
	$2,597,438	$2,494,921

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

8% Convertible Note Payable to NNA

The NNA 8% Convertible Note commitment provided for the Company to borrow up to $2,000,000. On July 31, 2014, the Company exercised its option to borrow $2,000,000, received $2,000,000 of proceeds and recorded a debt discount of $1,065,775 related to the fair value of a conversion feature liability and a warrant liability discussed below. Borrowings bear interest at the rate of 8.0 % per annum payable semi-annually, are due March 28, 2019, and are convertible into shares of the Company’s common stock initially at $10.00 per share. The conversion price will be subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The conversion feature included a non-standard anti-dilution feature that has been bifurcated and recorded as a conversion feature liability at the issuance date of $578,155. The fair value of the conversion feature liability issued in connection with 2014 NNA financing 8% Convertible Note at June 30, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 3.7 years, risk free rate of 1.3%, no dividends, volatility of 48.6%, share price of $6.90 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. In addition the Company was required to issue 100,000 warrants to NNA with an exercise price of $10.00 per share. The fair value of the warrant liability related to 100,000 common shares issuable in connection with NNA 8% Convertible Note as of June 30, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 5.7 years, risk free rate of 1.8%, no dividends, volatility of 57.6%, share price of $6.90 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

Interest expense associated with the convertible notes payable consisted of the following:

	Three Months Ended June 30,
	2015	2014
Interest expense	$65,469	$25,025
Amortization of loan fees and discount	70,651	36,438
	$136,120	$61,463

8. Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Significant management judgment is required in determining the Company’s provision for income taxes and the recoverability of the Company’s deferred tax assets. Such determination is based primarily on the Company’s historical taxable income, with some consideration given to the Company’s estimates of future taxable income by jurisdictions in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of June 30, 2015 and March 31, 2015. The Company is subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions.

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

9. Stockholders’ Equity

Common Stock Placement

On March 28, 2014, the Company entered into an equity and debt investment for up to $12.0 million with NNA. As part of the investment, the Company entered into the Investment Agreement with NNA, pursuant to which the Company sold NNA 200,000 shares of the Company’s common stock (the “Purchased Shares”) at a purchase price of $10.00 per share. In addition with the issuance of common shares, the Company issued to NNA 100,000 warrants to purchase the Company’s common stock for $10.00 per share. The Company used the Monte Carlo Method to value the warrants, which used the following inputs: term of 7 years, risk free rate of 2.31%, no dividends, volatility of 71.4%, share price of $4.50 per share and a 50% probability of down-round financing. The Company determined that the fair value of the shares issued was approximately $900,000, or $868,236 after the relative fair value adjustment, which approximates $4.50 per share. The Company also entered into a registration rights agreement (“RRA”) with NNA, which the Company and NNA amended on February 6, 2015, which requires the Company to file a registration statement to register its shares with the SEC no later than June 26, 2015. Effective July 7, 2015, the Company amended the First Amendment to extend the previous registration statement deadline to October 15, 2015. The RRA requires the Company to use commercially reasonable best efforts to cause the RRA to be declared effective by the SEC. If the Initial Registration Statement is not filed with the SEC on or prior to the filing deadline, the Company must pay to NNA an amount in common stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of June 30, 2015, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of June 30, 2015 there were approximately 48,600 shares available for future grants under the 2013 Plan.

Share Issuances

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares at March 31, 2015	12,222	0.3	$0.50	$4.10
Granted	-
Vested / lapsed	(6,111)	-
Forfeited	-
Unvested or unlapsed shares at June 30, 2015	6,111	0.3	0.81	4.10

Options

Stock option activity for the three months ended June 30, 2015 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2015	776,500	$4.69	7.4	$1.50
Granted	-
Cancelled	-
Exercised	-
Expired	-
Forfeited	-
Balance, June 30, 2015	776,500	$4.69	7.2	6.16
Vested and exercisable, June 30, 2015	675,431	$2.39	5.0	4.67

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

The following table summarizes the restricted stock award in the ACO Plan during the three months ended June 30, 2015:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, March 31, 2015	3,752,004	0.1	$0.70	$0.07
Granted	-	-	-	-
Released	-	-	-	-
Balance, June 30, 2015	3,752,004	-	$0.70	$0.07
Vested and exercisable, end of period	3,651,675

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of June 30, 2015, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 and 2013 Equity Plans, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

	Unrecognized Stock Compensation Cost	Weighted Average Remaining Vesting Period (Years)
Common stock options	$214,977	1.5
Restricted stock	$40,940	0.02
ACO Plan restricted stock	$7,275	0.01

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2015	2014
Stock-based compensation expense:
Cost of services	$1,227	$28,743
General and administrative	82,621	90,396
	$83,848	$119,139

Warrants

Warrants consisted of the following for the three months ended June 30, 2015:

Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2015	$0.46	9,145,000
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2015	$0.31	9,145,000

				Weighted
		Weighted		Average
Exercise Price Per Share	Warrants Outstanding	Average Remaining Contractual Life	Warrants Exercisable	Exercise Price Per Share
$1.15	125,000	1.1	125,000	$1.15
1.15	25,000	1.1	25,000	1.15
4.50	50,000	1.1	50,000	4.50
5.00	10,000	2.3	10,000	5.00
4.50	82,500	2.6	82,500	4.50
4.00	22,000	2.6	22,000	4.00
10.00	200,000	5.7	-	10.00
20.00	200,000	5.7	-	20.00
10.00	100,000	5.7	-	10.00
10.00	100,000	3.1	100,000	10.00
	914,500	3.1	414,500	4.60

In connection with the 2014 NNA financing, NNA received warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $10.00 per share and up to 200,000 shares at an exercise price of $20.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and are exercisable after March 28, 2017 and before March 28, 2021. The warrants also contained down-round protection under which the exercise price of the warrants is subject to adjustment in the event the Company issues future common shares at a price below $9.00 per share. The Company determined that the warrants should be classified as liabilities under ASC 815-40, which requires the Company to determine the fair value of the warrants at the transaction date and at each subsequent reporting date (see Notes 2 and 6). On July 21, 2014, in connection with the SCHC acquisition, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The warrants are exercisable at any date prior to July 21, 2018.

Authorized stock

At June 30, 2015 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Senior Subordinated Callable Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The number of shares of common stock reserved for these purposes is as follows at June 30, 2015:

Common stock issued and outstanding	4,863,455
Conversion of 9% Notes	275,000
Conversion of 8% Notes	200,000
Warrants outstanding	914,500
Stock options outstanding	776,500
Remaining shares issuable under 2013 Equity Incentive Plan	90,000
7,119,455

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

The parties involved in the proceedings described above are currently in mediation.

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

Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms. The Company believes its malpractice coverage is adequate and is the standard for the industry.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K/A for the year ended March 31, 2015, filed with the SEC on July 29, 2015.

In this Quarterly Report, unless otherwise expressly stated or the context otherwise requires, “ApolloMed,” “we,” “us” and “our” refer to Apollo Medical Holdings, Inc., a Delaware corporation, its subsidiaries and its consolidated affiliates.  Our affiliated professional organizations are separate legal entities that provide physician services primarily in California and with which we have management agreements. For financial reporting purposes we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying financial statements. References to “practices” or “practice groups” refer to our subsidiary-management company and the affiliated professional organizations of Apollo that provide medical services, unless otherwise expressly stated or the context otherwise requires.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Apollo  that are based on management’s current expectations, estimates, projections, and assumptions about our business. Words such as “may,” “will,” “could,” “should,” “target,” “potential,” “project,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in our most recent Annual Report on Form 10-K/A, including the section entitled “Risk Factors”, as well as those discussed from time to time in the Company’s other SEC filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report, or for changes made to this document by wire services or Internet service providers. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

We operate in one reportable segment, the healthcare delivery segment, and implement and operate innovative health care models to create a patient-centered, physician-centric experience. Accordingly, we report our consolidated financial statements in the aggregate, including all of our activities in one reportable segment. We have the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An ACO, which focuses on the provision of high-quality and cost-efficient care to Medicare FFS patients;

•	Two IPAs, which contract with physicians and provide care to Medicare, Medicaid, commercial and dual eligible patients on fee-for-service or risk and value based fee bases;

•	Clinics, which provide primary care and specialty care in the Greater Los Angeles area; and

•	Palliative care, home health and hospice services, which include, our at-home, pain management and final stages of life services.

Our revenue streams are diversified among our various operations and contract types, and include:

•	Traditional fee-for-service reimbursement, which is the primary revenue source for our clinics; and

•	Risk and value-based contracts with health plans, IPAs, hospitals and the CMS’s MSSP, which are the primary revenue sources for our hospitalists, ACO, IPAs and palliative care operations.

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

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. We operate through the following subsidiaries: AMM, PCCM, VMM and ApolloMed ACO. Through our wholly-owned subsidiary, AMM, we manage affiliated medical groups, which consist of AMH, ACC, MMG, AKM, SCHC, and Bay Area Hospitalist Associates, A Medical Corporation ("BAHA"). Through our wholly-owned subsidiary, PCCM, we manage LALC, and through our wholly-owned subsidiary VMM, we manage Hendel. We also have a controlling interest in ApolloMed Palliative, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc. AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements. Our ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. If MSSP determines that ApolloMed ACO did not achieve the necessary minimum savings rate for 2014, then no ACO payment will be received by ApolloMed ACO in fiscal year 2016.

Our recent financial highlights, as more fully discussed below, include that for the three months ended June 30, 2015 (unaudited), we had:

•

Net revenue of $10.2 million, an increase of 149% from $4.1 million for the three months ended June 30, 2014 which net revenue consisted of approximately $4.0 million from our hospitalists, approximately $3.0 million from our IPAs, approximately $1.6 million from our clinics, and $1.6 million from our palliative care services; and

•	Generated loss from operations of $1.7 million, an increase of 40% compared to a loss from operations of $1.2 million in the comparable period of 2014.

Recent Developments

NNA Amendments

On May 13, 2015, we entered into an Amendment to First Amendment and Acknowledgement (the “Amendment”) with NNA of Nevada, Inc., an affiliate of Fresenius Medical Care Holdings, Inc. The Amendment amended the First amendment and Acknowledgement, dated as of February 6, 2015 (the “Acknowledgement”), among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until June 12, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities.

On July 7, 2015, we entered into an Amendment to First Amendment and Acknowledgement (the “New Amendment”) with NNA of Nevada, Inc., an affiliate of Fresenius Medical Care Holdings, Inc. The New Amendment amended the First amendment and Acknowledgement, dated as of February 6, 2015 (as amended by the Amendment, the “Acknowledgement”), among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until October 15, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities. If the registration statement is not filed with the SEC on or prior to the filing deadline, the Company must pay to NNA an amount in common stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA. The Acknowledgement was filed as an exhibit to our Current Report on Form 8-K on July 10, 2015.

Results of Operations

The following is a detailed discussion of our results of operations for the periods presented:

	Three Months Ended June 30,
	2015		2014
Net revenues	$10,204,125	100.0%	$4,094,486	100.0%

Costs and expenses
Cost of services	7,567,868	74.2%	3,259,839	79.6%
General and administrative	4,237,203	41.5%	2,009,332	49.1%
Depreciation and amortization	63,751	0.6%	11,899	0.1%
Total costs and expenses	11,868,822	116.3%	5,281,070	129.0%

Loss from operations	(1,664,697)	-16.3%	(1,186,584)	-29.0%

Other (expense) income
Interest expense	(360,402)	-3.5%	(276,867)	-6.8%
Loss on change in fair value of warrant and conversion feature liabilities	(213,718)	-2.1%	(30,005)	-0.7%
Other	101,004	1.0%	(2,476)	-0.1%
Total other expense	(473,116)	-4.6%	(309,348)	-7.6%

Loss before provision for income taxes	(2,137,813)	-21.0%	(1,495,932)	-36.5%

Income tax provision	92,691	0.9%	11,602	0.3%

Net loss	(2,230,504)	-21.9%	(1,507,534)	-36.8%

Net income attributable to non-controlling interest	(251,862)	-2.5%	(170,207)	-4.2%

Net loss attributable to Apollo Medical Holdings, Inc.	$(2,482,366)	-24.3%	$(1,677,741)	-41.0%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenues

Net revenues for the three months ended June 30, 2015 increased by approximately $6.1 million, or 149.2%, as compared to the same period of 2014. The increase in revenue was primarily due to an increase of $1.7 million in incremental revenue from the acquisitions of AKM and SCHC, an increase of $1.5 million in incremental revenue from the acquisitions of BCHC and HCHHA and an increase of $1.2 million in revenue from consolidating BAHA as a variable interest entity. Revenues from LALC and Hendel increased $0.2 million and furthermore, MMG revenues increased $1.5 million from the three months ended June 30, 2014, due to an increase in patient lives.

Cost of services

Cost of services for the three months ended June 30, 2015 increased by approximately $4.3 million, or 132.2%, as compared to the same period of 2014. Cost of services increased approximately $2.2 million primarily due to the incremental costs associated with the Company’s acquisitions during fiscal 2015, of which $1.4 million resulted from the acquisitions of AKM and SCHC and $0.8 million resulted from the acquisitions of BCHC and HCHHA. Consolidating BAHA as a variable interest entity added $0.9 million of additional cost of services. The remaining increase was primarily due to a $1.3 million increase in MMG claim costs due to the increase in patient lives.

General and administrative

General and administrative costs for the three months ended June 30, 2015 increased by approximately $2.2 million, or 110.9%, as compared to the same period of 2014. Approximately $1.3 million of the increase was due to the acquisitions of AKM and SCHC and BCHC and HCHHA which added costs of $0.5 million and $0.8 million, respectively and $0.3 million was attributable to the consolidation of BAHA. Also, during the first quarter of fiscal 2016, there was an increase of $0.8 million in legal and professional fees that were incurred related to the Lakeside litigation and other corporate initiatives offset by a $0.1 million decrease in stock compensation expense and a $0.1 million decrease in other expenses.

Depreciation and amortization

Depreciation and amortization increased by approximately $52,000, or 435.8%, as compared to the same period of 2014. This increase was primarily due to the acquisitions of BCHC, HCHHA, AKM and SCHC, which added additional depreciation expense of approximately $16,000 and additional amortization expense of approximately $34,000 related to the intangible assets acquired during fiscal year 2015.

Interest expense

Interest expense increased by approximately $0.1 million, or 30.2%, as compared to the same period of 2014. This increase was primarily due to the higher interest expense attributable to the increase in borrowings primarily related to the 2014 NNA financing.

Loss on change in fair value of warrant and conversion feature liabilities

The loss on change in fair value of warrant and conversion feature liabilities increased by approximately $0.2 million, or 558.0%, as compared to the same period of 2014. This increase resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liabilities, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note.

Other

Other income increased by approximately $0.1 million, or 4,179.3%, as compared to the same period of 2014 primarily due to the $96,000 Affordable Care Act incentive received by AKM during the three months ended June 30, 2015.

Income tax provision

Income tax provision increased approximately $0.1 million, or 698.9%, as compared to the same period of 2014. For the three months ended June 30, 2015 the effective tax rate was (4.2)% compared to (0.8)% for the three months ended June 30, 2014; and the change in the effective rate was primarily driven by the additions of AKM (acquired May 2014), HCHHA (acquired October 2014) and BAHA (consolidated as a variable interest entity).

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests increased approximately $82,000, or 48.2%, as compared to the same period of 2014. The increase was primarily due to the net income attributable to BAHA which we began consolidating as a variable interest entity on February 17, 2015.

Liquidity and Capital Resources

At June 30, 2015, the Company had cash equivalents of approximately $3.9 million compared to cash and cash equivalents of approximately $5.0 million at March 31, 2015. At June 30, 2015, the Company had borrowings totaling $8.7 million compared to borrowings at March 31, 2015 of $8.6 million.

To date, we have funded our operations from internally generated cash flow and external sources, including the proceeds from the issuance of debt and equity securities, which have provided funds for near-term operations and growth.

We have a history of operating losses and as of June 30, 2015 we have an accumulated deficit of $21.8 million, and during the three months ended June 30, 2015 we used net cash of $0.5 million for our operating activities. Furthermore, during the three months ended June 30, 2015, we incurred a loss from operations of $0.5 million.

The primary sources of liquidity as of June 30, 2015 include cash on hand of $3.9 million and availability under lines of credit of approximately $380,000. Management has established a business plan, which they believe will result in future profitability. Additionally, we are highly dependent on MSSP revenue, which is contingent upon the realization of program savings as determined by the Centers for Medicare & Medicaid Services (“MSSP”). Non receipt of amounts from the MSSP could adversely impact our liquidity. However, we may also require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations. Management believes that ongoing requirements for working capital, debt service and covenants compliance and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. If available funds are not adequate and/or we do not receive any MSSP funds, we may need to obtain additional sources of funds or reduce operations; however, there is no assurance that we will be successful in doing so.

For the three months ended June 30, 2015, cash used in operating activities was approximately $0.5 million. This was the result of net loss of $2.3 million offset by cash provided by non-cash expenses of $0.5 million and the change in working capital of $1.2 million. Non-cash expenses primarily include depreciation and amortization expense, issuance stock-based compensation expense, amortization of financing costs, accretion of debt discount, change in the fair value of the warrant and conversion feature liabilities and the write-off of deferred financing costs. Cash provided by working capital was primarily due to the $0.8 million increase in accounts payable and accrued liabilities and the $0.5 million decrease in deferred financing costs. Deferred financing costs decreased as a result of the write-off of the expenses associated with our expected public offering (see Note 2 to the condensed consolidated financial statements).

For the three months ended June 30, 2015, no cash was used in or provided by investing activities.

For the three months ended June 30, 2015, net cash used in financing activities was $0.6 million which was the distribution to a non-controlling interest physician practice.

Concentration of Payors

Receivables from one payor (Medicare/MediCal) amounted to 25.1% and 21.4% of total accounts receivable as of June 30, 2015 and June 30, 2014, respectively. The Company anticipates that Medicare/MediCal will continue to be a significant payor.

Intercompany Loans

Each of AMH, ACC, MMG, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the Management Agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the Management Agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. The following tables summarize the various intercompany loan agreements for the three months ended June 30, 2015 and for the year ended March 31, 2015.

				Three Months Ended June 30, 2015
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$1,698,058	$1,698,058	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,213,276	1,213,276	-	-
MMG	5,000,000	30-May-19	10%	832,646	832,646	-	-
AKM	5,000,000	30-May-19	10%	124,683	124,683	-	-
SCHC	5,000,000	21-Jul-19	10%	3,181,168	3,181,168	-	-
Total	$26,000,000			$7,049,831	$7,049,831	$-	$-

				Year Ended March 31, 2015
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$1,681,735	$1,681,735	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,156,966	1,156,966	-	-
MMG	5,000,000	30-May-19	10%	700,151	700,151	-	-
AKM	5,000,000	30-May-19	10%	126,729	126,729	-	-
SCHC	5,000,000	21-Jul-19	10%	3,175,593	3,175,593	-	-
Total	$26,000,000			$6,841,174	$6,841,174	$-	$-

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2017, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The FASB recently issued ASU 2015-14 to defer the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Accordingly the revised mandatory adoption date of ASC 606 is April 1, 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

Off Balance Sheet Arrangements

As of June 30, 2015, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Based on the foregoing material weaknesses, we have determined that, as of June 30, 2015, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address each material weakness. We continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The parties involved in both arbitration proceedings described above are currently in mediation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 18, 2015, we entered into a Waiver and Consent (“Waiver”) with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius Medical Care Holdings, Inc., whereby NNA waived and consented to certain provisions of the Credit Agreement, dated as of March 28, 2014, between us and NNA (the “Credit Agreement”) and the Convertible Note issued by us on March 28, 2014 to NNA (the “Convertible Note”).  Under the terms of the Waiver, NNA (i) agreed to treat Bay Area Hospitalist Associates, a Medical Corporation (“BAHA”) as an “Immaterial Subsidiary” until October 15, 2015 such that until such date BAHA is not subject to most of the requirements of the Credit Agreement and Convertible Note, including the financial covenants contained therein, (ii) waived events of default which have occurred under the Credit Agreement and Convertible Note as a result of payments made by us to Adrian Vazquez, M.D. and Warren Hosseinion, M.D. in fiscal years 2014 and 2015, which were not permitted under the Credit Agreement or the Convertible Note, (iii) waived an event of default which has occurred under the Credit Agreement and Convertible Note as a result of our failure to satisfy a consolidated net worth covenant for the fiscal quarter ended June 2015, and (iv) waived an event of default which has occurred under the Credit Agreement and Convertible Note as a result of an outstanding principal balance under an Intercompany Loan Agreement which exceeded the permitted amount by $213,276, with such waiver granted by NNA until October 15, 2015 and subject to a maximum excess loan balance of $250,000 during such time.

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of Southern California Heart Centers, A Medical Corporation and Southern California Heart Centers, A Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on August 14, 2014, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015, and incorporated herein by reference).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on April 27, 2015, and incorporated herein by reference).

3.3	Restated Bylaws (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015, and incorporated herein by reference).

10.46	Board of Directors Agreement dated April 9, 2015 by and between Apollo Medical Holdings, Inc., and Lance Jon Kimmel (filed as an exhibit to a Current Report on Form 8-K on April 13, 2015, and incorporated herein by reference).

10.47	Amendment to the First Amendment and Acknowledgement, dated as of May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on May 15, 2015, and incorporated herein by reference).

10.48	Amendment to the First Amendment and Acknowledgement, dated as of July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on July 10, 2015, and incorporated herein by reference).

10.49+	Waiver and Consent, dated as of August 18, 2015, among Apollo Medical Holdings, Inc. and NNA of Nevada, Inc.

Exhibit 31 - Rule 13a-14(d)/15d-14(d) Certifications

31.1+	Certification by Chief Executive Officer

31.2+	Certification by Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 19, 2015	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: August 19, 2015	By:	/s/ Mitchell R. Creem
Mitchell R. Creem
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

