Form 10-Q/A
period 2015-06-30
Apollo Medical Holdings, Inc.
filed 2015-08-28
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A is Amendment No. 1 to the Quarterly Report on Form 10-Q and is being filed to: (1) conform Note 6 to the unaudited condensed consolidated financial statements to add the disclosure from Part II Item 5 relating to the Company’s August 18, 2015 Waiver and Consent (“Waiver”) with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius Medical Care Holdings, Inc., (2) conform Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add the disclosure from Part II Item 5 relating to the Company’s Waiver with NNA and to make consistent the liquidity discussion under “Liquidity and Capital Resources” with Note 1 to the condensed consolidated financial statements, (3) correct inadvertent errors in the Weighted Average Per Share Intrinsic Value column in the “Options” table in Note 9 to the unaudited condensed consolidated financial statements, (4) add two risk factors to Part II, Item 1A. “Risk Factors,” (5) correct the number of warrants outstanding in the “Warrants” table in Note 9 to the unaudited condensed consolidated financial statements, (6) add additional disclosure to Part II Item 5 relating to the Company’s August 18, 2015 Waiver with NNA, and (7) add disclosure of the recent announcement from the Centers for Medicare & Medicaid Services (“CMS”) to Notes 1 and 2 to the unaudited condensed consolidated financial statements and to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (8) add Note 11 as a subsequent event footnote to further describe the CMS announcement described above to the unaudited condensed consolidated financial statements, and (9) furnish the Interactive Data files as Exhibits 101 to the Form 10-Q. No other material changes have been made to the Form 10-Q, as originally filed on August 19, 2015.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

ApolloMed serves Medicare, Medicaid and HMO patients and uninsured patients in California. The Company primarily provides services to patients that are covered by private or public insurance, although the Company does derive a small portion of its revenue from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”). Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”) and Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”). Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“ApolloMed Palliative”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”). AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages all non-medical services for the affiliated medical group and has exclusive authority over all non-medical decision making related to ongoing business operations. ApolloMed ACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that the Company did not meet the minimum savings threshold and therefore will not receive any incentive payment in fiscal year 2016.

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

The primary sources of liquidity as of June 30, 2015 include cash on hand of $3,890,477. Management has established a business plan, which they believe will result in future profitability. Additionally the Company is highly dependent on MSSP revenue, which is contingent upon the realization of program savings as determined by the Centers for Medicare & Medicaid Services (“CMS”). Non-receipt of amounts from the MSSP will adversely impact the liquidity of the Company. As a result of non-receipt of amounts from MSSP, the Company will likely require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations.

Management is uncertain that ongoing requirements for working capital, debt service and covenants compliance and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. The Company currently has a waiver for debt covenant noncompliance for the quarter ended June 30, 2015 (see Part II, Item 5). If the Company cannot obtain a further waiver and/or amendment from NNA of Nevada, Inc., an affiliate of Fresenius Medical Care Holdings, Inc., to waive and/or amend certain covenants, management does not believe it will be able to meet its future debt service requirements and maintain covenant compliance. Furthermore, the Company will likely need to obtain additional funds or reduce costs of operations. There is no assurance that the Company will be successful in doing so. Accordingly there is substantial doubt as to the ability of the Company to continue as a going concern.

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

Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that the Company did not meet the minimum savings threshold and therefore will not receive any incentive payment in fiscal year 2016.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of cash held as collateral to secure standby letters of credits as required by certain contracts. The restricted cash accounts have an interest rate of 0.15%.

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

Income Taxes

Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the ability to realize the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

The results of AKM’s operations have been included in the Company’s condensed consolidated financial statements since July 22, 2014.

4.        Intangible Assets

Intangible assets, net consisted of the following:

June 30, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(18,440)	21,560
Non-compete	185,400	(55,445)	129,955
Payor relationships	107,000	(21,400)	85,600
Network relationships	220,000	(40,333)	179,667
Trade name	257,000	(38,547)	218,453
Totals	$1,513,400	$(174,165)	$1,339,235

March 31, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(15,940)	24,060
Non-compete	185,400	(41,428)	143,972
Payor relationships	107,000	(16,050)	90,950
Network relationships	220,000	(29,333)	190,667
Trade name	257,000	(33,392)	223,608
Totals	$1,513,400	$(136,143)	$1,377,257

The amortization expense for the three months ended June 30, 2015 and June 30, 2014 was approximately $38,022 and $4,200, respectively.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	March 31,
	2015	2015
Accounts payable	$1,655,144	$1,377,817
Physician share of MSSP	62,000	62,000
Accrued compensation	1,552,124	1,469,132
Income taxes payable	253,077	185,051
Accrued interest	169,749	55,529
Accrued professional fees	450,725	202,675
	$4,142,819	$3,352,204

6. Notes and Lines of Credit Payable

Notes and lines of credit payable consist of the following:

	June 30,	March 31,
	2015	2015

Term loan payable to NNA due March 28, 2019, net of debt discount of $995,363 (June 30, 2015) and $1,060,401 (March 31, 2015)	$5,532,137	$5,467,098
Line of credit payable to NNA due March 28, 2019	1,000,000	1,000,000
Unsecured revolving line of credit due to financial institution due June 5, 2016	94,764	94,764
	$6,624,548	$6,561,862

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA of Nevada, Inc., (“NNA), an affiliate of Fresenius Medical Care Holdings, Inc. On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.   The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 Note to SpaGus Apollo, LLC, and were used to pay or repay certain of the Company’s 10% Notes (see Note 7), to refinance certain other indebtedness of the Company, and for working capital and for general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA financing.

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

The Credit Agreement and the Convertible Note provide for certain financial covenants. On February 16, 2015, the Company and NNA agreed to amend the tangible net worth covenant computation to adjust for certain goodwill and intangible assets.

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

On August 18, 2015, the Company entered into a Waiver and Consent (“Waiver”) with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius Medical Care Holdings, Inc., whereby NNA waived and consented to certain provisions of the Credit Agreement, dated as of March 28, 2014, between the Company and NNA (the “Credit Agreement”) and the Convertible Note issued by the Company on March 28, 2014 to NNA (the “Convertible Note”).  Under the terms of the Waiver, NNA (i) agreed to treat Bay Area Hospitalist Associates, a Medical Corporation (“BAHA”) as an “Immaterial Subsidiary” until October 15, 2015 such that until such date BAHA is not subject to most of the requirements of the Credit Agreement and Convertible Note, including the financial covenants contained therein, (ii) waived events of default which have occurred under the Credit Agreement and Convertible Note as a result of payments made by the Company to Adrian Vazquez, M.D. and Warren Hosseinion, M.D. in fiscal years 2014 and 2015, which were not permitted under the Credit Agreement or the Convertible Note, (iii) waived an event of default which has occurred under the Credit Agreement and Convertible Note as a result of the Company’s failure to satisfy a consolidated net worth covenant for the fiscal quarter ended June 2015, and (iv) waived an event of default which has occurred under the Credit Agreement and Convertible Note as a result of an outstanding principal balance under an Intercompany Loan Agreement which exceeded the permitted amount by $213,276, with such waiver granted by NNA until October 15, 2015 and subject to a maximum excess loan balance of $250,000 during such time.

Certain of the waivers last only until October 15, 2015 and management believes that there may also be other non-compliance with covenants that will need to be addressed with NNA, including as to the financial covenants applicable to the Company for the quarter ending September 30, 2015.  The Company is currently in discussions with NNA to negotiate a new waiver and/or amendment to the Credit Agreement and the Convertible Note with NNA.  While there can be no assurance that NNA will agree to any such waiver and/or amendment, the Company anticipates reaching agreement with NNA on the terms of a new waiver and/or amendment before October 15, 2015.   If the Company is unable to do so, all of its debt to NNA may, at NNA’s discretion, become immediately due and payable.

As there is a probability that the Company will fail the Consolidated Tangible Net Worth requirements in future quarters, all debt has been classified as current as of June 30, 2015.

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

Share Issuances

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares at March 31, 2015	12,222	0.3	$0.50	$4.10
Granted	-
Vested / lapsed	(6,111)	-
Forfeited	-
Unvested or unlapsed shares at June 30, 2015	6,111	0.3	0.81	4.10

Options

Stock option activity for the three months ended June 30, 2015 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2015	776,500	$4.69	7.4	$1.50
Granted	-
Cancelled	-
Exercised	-
Expired	-
Forfeited	-
Balance, June 30, 2015	776,500	$4.69	7.2	1.93
Vested and exercisable, June 30, 2015	675,431	$2.39	5.0	4.24

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

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2015	2014
Stock-based compensation expense:
Cost of services	$1,227	$28,743
General and administrative	82,621	90,396
	$83,848	$119,139

Warrants

Warrants consisted of the following for the three months ended June 30, 2015:

Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2015	$0.46	914,500
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2015	$0.31	914,500

				Weighted
		Weighted		Average
Exercise Price Per Share	Warrants Outstanding	Average Remaining Contractual Life	Warrants Exercisable	Exercise Price Per Share
$1.15	125,000	1.1	125,000	$1.15
1.15	25,000	1.1	25,000	1.15
4.50	50,000	1.1	50,000	4.50
5.00	10,000	2.3	10,000	5.00
4.50	82,500	2.6	82,500	4.50
4.00	22,000	2.6	22,000	4.00
10.00	200,000	5.7	-	10.00
20.00	200,000	5.7	-	20.00
10.00	100,000	5.7	-	10.00
10.00	100,000	3.1	100,000	10.00
	914,500	3.1	414,500	4.60

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

11. Subsequent Event

Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that the Company did not meet the minimum savings threshold and therefore will not receive any incentive payment in fiscal year 2016.

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

We serve Medicare, Medicaid, HMO and uninsured patients in California. We primarily provide services to patients that are covered by private or public insurance, although we do derive a small portion of our revenue from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

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

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. We operate through the following subsidiaries: AMM, PCCM, VMM and ApolloMed ACO. Through our wholly-owned subsidiary, AMM, we manage affiliated medical groups, which consist of AMH, ACC, MMG, AKM, SCHC, and Bay Area Hospitalist Associates, A Medical Corporation ("BAHA"). Through our wholly-owned subsidiary, PCCM, we manage LALC, and through our wholly-owned subsidiary VMM, we manage Hendel. We also have a controlling interest in ApolloMed Palliative, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc. AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements. Our ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. Although we exceeded our total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that we did not meet the minimum savings threshold and therefore will not receive any incentive payment in fiscal year 2016.

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

Certain of the waivers last only until October 15, 2015 and management believes that there may also be other non-compliance with covenants that will need to be addressed with NNA, including as to the financial covenants applicable to us for the quarter ending September 30, 2015.  We are currently in discussions with NNA to negotiate a new waiver and/or amendment to the Credit Agreement and the Convertible Note with NNA.  While there can be no assurance that NNA will agree to any such waiver and/or amendment we anticipate reaching agreement with NNA on the terms of a new waiver and/or amendment before October 15, 2015.   If we are unable to do so, all of our debt to NNA may, at NNA’s discretion, become immediately due and payable.

As there is a probability that the Company will fail the Consolidated Tangible Net Worth requirements in future quarters, all debt has been classified as current as of June 30, 2015.

ApolloMed ACO

Although we exceeded our total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that we did not meet the minimum savings threshold and therefore will not receive any incentive payment in fiscal year 2016.

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

Depreciation and amortization

Depreciation and amortization increased by approximately $52,000, or 435.8%, as compared to the same period of 2014. This increase was primarily due to the acquisitions of BCHC, HCHHA, AKM and SCHC, which added additional depreciation expense of approximately $16,000, additional amortization expense of approximately $34,000 related to the intangible assets acquired during fiscal year 2015, and $2,000 of additional depreciation expense related to fixed asset additions during the last twelve months.

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

Our primary source of liquidity as of June 30, 2015 includes cash on hand of approximately $3.9 million. Management has established a business plan, which we believe will result in future profitability. Additionally we are highly dependent on MSSP revenue, which is contingent upon the realization of program savings as determined by the Centers for Medicare & Medicaid Services (“CMS”). Although we exceeded our total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that we did not meet the minimum savings threshold and therefore will not receive any incentive payment in fiscal year 2016. Non-receipt of amounts from the MSSP will adversely impact our liquidity. We will likely require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations.

Management is uncertain that ongoing requirements for working capital, debt service and covenants compliance and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. The Company currently has a waiver for debt covenant noncompliance for the quarter ended June 30, 2015.

On August 18, 2015, we entered into a Waiver with NNA, whereby NNA waived and consented to certain provisions of the Credit Agreement, dated as of March 28, 2014, between us and NNA (the “Credit Agreement”) and the Convertible Note issued by us on March 28, 2014 to NNA (the “Convertible Note”).  Under the terms of the Waiver, NNA (i) agreed to treat Bay Area Hospitalist Associates, a Medical Corporation (“BAHA”) as an “Immaterial Subsidiary” until October 15, 2015 such that until such date BAHA is not subject to most of the requirements of the Credit Agreement and Convertible Note, including the financial covenants contained therein, (ii) waived events of default which have occurred under the Credit Agreement and Convertible Note as a result of payments made by us to Adrian Vazquez, M.D. and Warren Hosseinion, M.D. in fiscal years 2014 and 2015, which were not permitted under the Credit Agreement or the Convertible Note, (iii) waived an event of default which has occurred under the Credit Agreement and Convertible Note as a result of our failure to satisfy a consolidated net worth covenant for the fiscal quarter ended June 2015, and (iv) waived an event of default which has occurred under the Credit Agreement and Convertible Note as a result of an outstanding principal balance under an Intercompany Loan Agreement which exceeded the permitted amount by $213,276, with such waiver granted by NNA until October 15, 2015 and subject to a maximum excess loan balance of $250,000 during such time.

Certain of the waivers last only until October 15, 2015 and management believes that there may also be other non-compliance with covenants that will need to be addressed with NNA, including as to the financial covenants applicable to the Company for the quarter ending September 30, 2015.  We are currently in discussions with NNA to negotiate a new waiver and/or amendment to the Credit Agreement and the Convertible Note with NNA.  While there can be no assurance that NNA will agree to any such waiver and/or amendment we anticipate reaching agreement with NNA on the terms of a new waiver and/or amendment before October 15, 2015.   If we are unable to do so, all of our debt to NNA may, at NNA’s discretion, become immediately due and payable.

If the Company cannot obtain a further waiver and/or amendment from NNA of Nevada, Inc., an affiliate of Fresenius Medical Care Holdings, Inc., to waive and/or amend certain covenants, management does not believe it will be able to meet its future debt service requirements and maintain covenant compliance. We will likely need to obtain additional funds or reduce costs of operations. There is no assurance that we will be successful in doing any of such things or that any such actions, if taken, will prove successful in raising funds or decreasing costs. Accordingly there is substantial doubt as to the ability of the Company to continue as a going concern.

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

ITEM 1A. RISK FACTORS

There is substantial doubt the Company can continue as a going concern.

The Company is highly dependent on MSSP revenue, which is contingent upon the realization of program savings as determined by the Centers for Medicare & Medicaid Services (“CMS”). Non-receipt of amounts from the MSSP in any fiscal year will adversely impact the liquidity of the Company. The Company may also require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations.

Management is uncertain that ongoing requirements for working capital, debt service and covenants compliance and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. The Company currently has a waiver for debt covenant noncompliance for the quarter ended June 30, 2015. If the Company cannot obtain a further waiver and/or amendment from NNA of Nevada, Inc., an affiliate of Fresenius Medical Care Holdings, Inc., to waive and/or amend certain covenants, management does not believe it will be able to meet its future debt service requirements and maintain covenant compliance. Furthermore, the Company will likely need to obtain additional funds or reduce costs of operations. There is no assurance that the Company will be successful in doing so. Accordingly there is substantial doubt as to the ability of the Company to continue as a going concern.

We have to negotiate a new waiver and/or amendment with NNA.

On August 18, 2015 we entered into the Waiver with NNA.  The Waiver related to various defaults or events of default under the Credit Agreement and the Convertible Note.  Certain of the waivers last only until October 15, 2015 and management believes that there may also be other non-compliance with covenants that will need to be addressed with NNA, including as to the financial covenants applicable to the Company for the quarter ending September 30, 2015.  We are currently in discussions with NNA to negotiate a new waiver and/or amendment to the Credit Agreement and the Convertible Note with NNA.  While there can be no assurance that NNA will agree to any such waiver and/or amendment we anticipate reaching agreement with NNA on the terms of a new waiver and/or amendment before October 15, 2015.   If we are unable to do so, all of our debt to NNA may, at NNA’s discretion, become immediately due and payable.

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

Certain of the waivers last only until October 15, 2015 and management believes that there may also be other non-compliance with covenants that will need to be addressed with NNA, including as to the financial covenants applicable to the Company for the quarter ending September 30, 2015.  We are currently in discussions with NNA to negotiate a new waiver and/or amendment to the Credit Agreement and the Convertible Note with NNA.  While there can be no assurance that NNA will agree to any such waiver and/or amendment we anticipate reaching agreement with NNA on the terms of a new waiver and/or amendment before October 15, 2015.   If we are unable to do so, all of our debt to NNA may, at NNA’s discretion, become immediately due and payable.

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

10.49

Waiver and Consent, dated as of August 18, 2015, among Apollo Medical Holdings, Inc. and NNA of Nevada, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on August 19, 2015, and incorporated herein by reference).

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 28, 2015	By:	/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer and Director

Dated: August 28, 2015	By:	/s/ Mitchell R. Creem
Mitchell R. Creem
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

