Form 10-Q
period 2015-09-30
Apollo Medical Holdings, Inc.
filed 2015-11-16
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No.

000-25809

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3837784
State of Incorporation	IRS Employer Identification No.

700 North Brand Blvd., Suite 1400

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

As of November 10, 2015, there were 4,863,389 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital;

•

the ability to service the debt and maintain compliance with the financial covenants established under the credit agreement and related financing agreements entered into with NNA of Nevada, Inc. (“NNA”) in 2014;

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few larger payors;

•	whether or not we receive an “all or nothing” annual payment from the Centers for Medicare & Medicaid Services (“CMS”) in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	changes in Federal and state programs and policies regarding medial reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting interpretations; and

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder and any executive action with respect thereto.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 26 of our Annual Report on Form 10-K/A for the year ended March 31, 2015 filed on July 27, 2015.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2015	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,924,922	$5,014,242
Accounts receivable, net	4,015,715	3,801,584
Other receivables	289,064	208,288
Due from affiliates	20,052	36,397
Prepaid expenses	410,013	278,922
Deferred financing costs, net, current	-	513,646
Total current assets	8,659,766	9,853,079

Deferred financing costs, net, non-current	217,963	264,708
Property and equipment, net	577,701	582,470
Restricted cash	530,000	530,000
Intangible assets, net	1,283,163	1,377,257
Goodwill	2,168,833	2,168,833
Other assets	212,146	218,716
TOTAL ASSETS	$13,649,572	$14,995,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,944,470	$3,352,204
Medical liabilities	1,337,187	1,260,549
Note and line of credit payable, net of discount, current portion	7,282,448	327,141
Convertible notes payable, net of discount, current portion	2,549,476	1,037,818
Warrant liability	1,315,846	-
Total current liabilities	17,429,427	5,977,712

Notes payable, net of discount, non-current portion	-	6,234,721
Convertible notes payable, net of discount	-	1,457,103
Warrant liability	-	2,144,496
Deferred tax liability	177,344	171,215
Total liabilities	17,606,771	15,985,247

COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (NOTES 10 and 11)

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.001; 100,000,000 shares authorized, 4,863,389 shares issued and outstanding as of September 30, 2015 and March 31, 2015	4,863	4,863
Additional paid-in-capital	16,670,718	16,517,985
Accumulated deficit	(22,354,252)	(19,340,521)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(5,678,671)	(2,817,673)
Non-controlling interest	1,721,472	1,827,489
Total stockholders' deficit	(3,957,199)	(990,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,649,572	$14,995,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$11,369,607	$11,665,294	$21,573,734	$15,759,780

Costs and expenses
Cost of services	8,264,189	6,161,645	15,832,057	9,421,484
General and administrative	3,440,641	3,451,907	7,677,846	5,461,239
Depreciation and amortization	77,684	193,281	141,435	205,180
Total costs and expenses	11,782,514	9,806,833	23,651,338	15,087,903

(Loss) income from operations	(412,907)	1,858,461	(2,077,604)	671,877

Other (expense) income
Interest expense	(68,818)	(329,258)	(429,220)	(606,125)
Gain (loss) on change in fair value of warrant and conversion feature liabilities	96,852	152,140	(116,866)	122,135
Other	(95,092)	(58,436)	5,912	(60,912)
Total other expense	(67,058)	(235,554)	(540,174)	(544,902)

(Loss) income before provision for income taxes	(479,965)	1,622,907	(2,617,778)	126,975
Income tax (benefit) provision	(186,138)	86,989	(93,447)	98,591
Net (loss) income	(293,827)	1,535,918	(2,524,331)	28,384
Net income attributable to non-controlling interest	(237,539)	(159,608)	(489,401)	(329,815)
Net (loss) income attributable to Apollo Medical Holdings, Inc.	$(531,366)	$1,376,310	$(3,013,732)	$(301,431)
Other comprehensive gain:
Unrealized gain on change in value of marketable securities	-	14,499	-	33,088
Comprehensive (loss) income	$(531,366)	$1,390,809	$(3,013,732)	$(268,343)

NET LOSS PER SHARE:
BASIC	$(0.11)	$0.28	$(0.62)	$(0.06)
DILUTED	$(0.11)	$0.26	$(0.62)	$(0.06)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	4,863,389	4,913,455	4,863,389	4,913,455
DILUTED	4,863,389	5,439,344	4,863,389	4,913,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,524,331)	$28,384
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	141,435	205,180
Deferred income tax	6,129	59,314
Stock-based compensation expense	152,733	975,658
Amortization of financing costs	46,745	62,283
Amortization of debt discount	(47,875)	177,963
Change in fair value of warrant and conversion feature liability	116,866	(122,135)
Changes in assets and liabilities:
Accounts receivable	(214,131)	(993,669)
Other receivables	(80,776)	(5,382,617)
Due from affiliates	16,345	42,378
Prepaid expenses and advances	(131,091)	(14,167)
Deferred financing costs	513,646	-
Other assets	6,570	(347)
Accounts payable and accrued liabilities	1,592,267	2,170,739
Medical liabilities	76,638	668,779
Net cash used in operating activities	(328,830)	(2,122,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash and cash equivalents acquired	-	(1,947,431)
Property and equipment acquired	(42,572)	(15,583)
Net cash used in investing activities	(42,572)	(1,963,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	-	2,000,000
Principal payments on term note payable	(122,500)	(726,082)
Contribution by non-controlling interest	-	550,000
Distributions to non-controlling interest	(595,418)	(600,000)
Debt issuance costs	-	(20,000)
Net cash (used in) provided by financing activities	(717,918)	1,203,918

NET DECREASE IN CASH & CASH EQUIVALENTS	(1,089,320)	(2,881,353)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,014,242	6,831,478

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,924,922	$3,950,125

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$380,748	$356,196
Income taxes paid	$32,197	$18,588

Non-Cash Financing Activities:
Holdback liability	$-	$136,822
Convertible note warrant	$-	$487,620
Convertible note conversion feature	$-	$578,155
Acquisition related warrant consideration	$-	$132,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Apollo Medical Holdings, Inc. (the “Company” or “ApolloMed”) and its affiliated physician groups are a patient-centered, physician-centric, integrated healthcare delivery company, working to provide coordinated, outcomes-based medical care in a cost-effective manner. ApolloMed has built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions.

ApolloMed serves Medicare, Medicaid and health maintenance organization (“HMO”) patients, and uninsured patients, in California. The Company primarily provides services to patients who are covered by private or public insurance, although the Company derives a small portion of our revenue from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”). Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”) and Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”). Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”).

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

ApolloMed ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore will not receive any incentive payment in fiscal year 2016.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

The Company has a history of operating losses and as of September 30, 2015 has an accumulated deficit of $22,354,252, and during the six months ended September 30, 2015 net cash used in operating activities was $328,830.

The primary sources of liquidity as of September 30, 2015 include cash on hand of $3,924,922. Management has established a business plan, which they believe will result in future profitability. Additionally the Company is highly dependent on MSSP revenue, which is contingent upon the realization of program savings as determined by the CMS. Non-receipt of all or nothing annual payments from the MSSP, as occurred during fiscal 2016, will adversely impact the liquidity of the Company.

On October 14, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Network Medical Management, Inc. (“NMM”) pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 investment units (the “Units”), each unit consisting of one share of the Company’s Series A Preferred Stock (the “Preferred Stock”) and a stock purchase warrant (the “Warrants”) to purchase one share of the Company’s common stock (the “Common Stock”) at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA of Nevada, Inc. (the Company repaid its outstanding term loan and revolving credit facility with NNA pursuant to the Credit Agreement in the then-outstanding aggregate amount of $7,304,506, consisting of $7,282,500 principal plus $22,006 of accrued interest) and the balance for working capital (see Note 11 to the Notes to the Condensed Consolidated Financial Statements).

Management believes that the ongoing requirements for working capital, debt service and covenants compliance and planned capital expenditures will be adequately funded from current sources for at least the next twelve months.

2.	Summary of Significant Accounting Policies

Accounting Principles

These unaudited condensed consolidated statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary, and should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015 as filed with the SEC on July 29, 2015.

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and APS, a newly formed entity which provides home health and hospice medical services and owns BCHC and HCHHA and in which a non-controlling interest in APS contributed $586,111 in cash; and (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

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

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMO‘s finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMO’s and management service organizations (“MSOs”). Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at September 30, 2015 and March 31, 2015. (See Note 2 "Medical Liabilities" below).

Medicare Shared Savings Program Revenue

The Company through its subsidiary, ApolloMed ACO, participates in the MSSP sponsored by CMS. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

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

Restricted Cash

Restricted cash primarily consists of cash held as collateral to secure standby letters of credits as required by certain contracts associated with Maverick Medical Group. The certificates have an interest rate of 0.15%.

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

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Medicare/Medi-Cal	32.7%	*	33.8%	*
L.A Care	16.0%	**	14.6%	**
Healthnet	11.3%	**	12.4%	**
Hollywood Presbyterian	*	*	*	*
California Hospital Medical Center	*	*	*	*

* Represents less than 10%

** Not a payor during this time period

Receivables from one payor amounted to the following percentage of total accounts receivable:

	September 30, 2015	March 31, 2015
Medicare/Medi-Cal	30.9%	22.1%

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

The Company’s medical liabilities were as follows:

	Six Months Ended September 30, 2015	Year Ended March 31, 2015
Balance, beginning of period	$1,260,549	$552,561

Incurred health care costs:
Current year	3,308,542	4,211,231

Acquired medical liabilities (see Note 3)	-	458,378

Claims paid:
Current year	(2,167,473)	(3,245,283)
Prior years	(993,785)	(90,367)
Total claims paid	(3,161,258)	(3,335,650)

Risk pool settlement	-	(384,869)
Accrual for net deficit from full risk capitation contracts	19,632	544,041

Adjustments	(90,278)	(785,143)
Balance , end of period	$1,337,187	$1,260,549

Deferred Financing Costs

Costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method (see Note 6).

At March 31, 2015, there was approximately $514,000 of deferred financing costs related to the Company’s anticipated public offering which was anticipated to close during the second quarter of fiscal 2016. During the six months ended September 30, 2015, it was determined the offering would be postponed more than 90 days and these costs, which included legal, accounting and regulatory fees, were expensed to general and administrative expense in the six months ended September 30, 2015.

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

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Term Loan and the Convertible Notes with NNA approximates fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

Out of Period Correction

During the quarter ended September 30, 2015, following a review of the terms of certain derivative instruments entered into on March 28, 2014, management determined that a warrant liability was incorrectly valued which resulted in certain amounts being incorrectly stated in prior periods. Based on an analysis of the resulting adjustments, management determined that the prior financial statements were not considered to be materially misstated. Accordingly, the Company recorded an out of period correction in the current period to properly record the valuation of its warrant liability, unamortized debt discount and deferred financing costs. The following is a summary of the out of period correction made as of September 30, 2015:

	As of and for the three months ended June 30, 2015 (as filed, before NNA error adjustment)	Out-of- period correction adjustment booked during the three months ended September 30, 2015	As of and for the three months ended June 30, 2015 (as adjusted)
Deferred financing costs	$235,093	$14,937	$250,030

Note and line of credit payable, net of discount	$6,624,548	$764,208	$7,388,756

Warrant liability	$2,308,620	$(831,312)	$1,477,308

Interest expense	$360,402	$(250,453)	$109,949

Loss on change in fair value of warrant and conversion feature liabilities	$213,718	$168,412	$382,130

The fair value of the warrant liability of $1,315,846 at September 30, 2015 related to the warrants issued in connection with the 2014 NNA financing was estimated at September 30, 2015 using the Monte Carlo valuation model which used the following inputs: term of 5.5 years, risk free rate of 1.37%, no dividends, volatility of 58.1%, share price of $5.10 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing, after taking into account the above adjustment.

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

Conversion feature liability

The fair value of the $388,150 conversion feature liability (included in convertible note payable) at September 30, 2015 issued in connection with the 2014 NNA financing 8% Convertible Note was estimated using the Monte Carlo valuation model which used the following inputs: term of 3.5 years, risk free rate of 1.0%, no dividends, volatility of 45.5%, share price of $5.10 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial NNA Financing 8% Convertible Note conversion price of $10.00 per share. The fair value of the $442,358 conversion feature liability (included in convertible note payable) at March 31, 2015 issued in connection with the 2014 NNA financing 8% Convertible Note was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.0 years, risk free rate of 1.1%, no dividends, volatility of 47.6%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial NNA Financing 8% Convertible Note conversion price of $10.00 per share.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

September 30, 2015

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability, as adjusted	$-	$-	$1,315,846	$1,315,846
Conversion feature liability	-	-	388,150	388,150
	$-	$-	$1,703,996	$1,703,996

March 31, 2015

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,144,496	$2,144,496
Conversion feature liability	-	-	442,358	442,358
	$-	$-	$2,586,854	$2,586,854

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three and six months ended September 30, 2015:

	Three Months Ended September 30, 2015			Six Months Ended September 30, 2015
	Warrant Liability	Conversion Feature Liability	Total	Warrant Liability	Conversion Feature Liability	Total

Balance, beginning of period	$2,308,620	$491,952	$2,800,572	$2,144,496	$442,358	$2,586,854
Loss (gain) on change in fair value of warrant and conversion feature liability	(161,462)	(103,802)	(265,264)	2,662	(54,208)	(51,546)
Warrant out of period correction, as adjusted	(831,312)	-	(831,312)	(831,312)	-	(831,312)
Balance, as adjusted, end of period	$1,315,846	$388,150	$1,703,996	$1,315,846	$388,150	$1,703,996

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Options	-	-	-	365,722
Warrants	-	-	-	149,580
Convertible Notes	-	79,952	-	74,882
	-	79,952	-	590,184

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates under different assumptions or conditions.

3.  Acquisitions

During the six months ended September 30, 2014, the Company acquired SCHC and AKM for a total cash consideration of $1,947,431, net of cash acquired of $620,960, detailed as follows:

SCHC	$2,428,391
AKM	140,000
Less: cash acquired	(620,960)
Total	$1,947,431

The results of AKM’s operations have been included in the Company’s condensed consolidated financial statements since May 30, 2014.

4.	Intangible Assets

Intangible assets, net consisted of the following:

September 30, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(20,940)	19,060
Non-compete	185,400	(70,472)	114,928
Payor relationships	107,000	(26,750)	80,250
Network relationships	220,000	(51,333)	168,667
Trade name	257,000	(60,742)	196,258
Totals	$1,513,400	$(230,237)	$1,283,163

March 31, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(15,940)	24,060
Non-compete	185,400	(41,428)	143,972
Payor relationships	107,000	(16,050)	90,950
Network relationships	220,000	(29,333)	190,667
Trade name	257,000	(33,392)	223,608
Totals	$1,513,400	$(136,143)	$1,377,257

The amortization expense for the three and six months ended September 30, 2015 was approximately $47,000 and $94,000, respectively. The amortization expense for the three and six months ended September 30, 2014 was approximately $125,000 and $130,000 respectively.

Future amortization expense is estimated to be as follows for the period October 1, 2105 to March 31, 2016 and for each of the five following years ending March:

October 31, 2015 to March 31, 2016	$93,083
2017	185,001
2018	146,538
2019	114,658
2020	39,883
Total	$579,163

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	March 31,
	2015	2015
Accounts payable	$2,780,757	$1,377,817
Physician share of MSSP	62,000	62,000
Accrued compensation	1,732,178	1,469,132
Income taxes payable	105,110	185,051
Accrued interest	105,131	55,529
Accrued professional fees	159,294	202,675
	$4,944,470	$3,352,204

6.	Notes and Lines of Credit Payable

Notes and lines of credit payable consist of the following:

	September 30,	March 31,
	2015	2015
Term loan payable to NNA due March 28, 2019, net of debt discount of $217,316 (September 30, 2015) and $1,060,401 (March 31, 2015)	$6,187,684	$5,467,098
Line of credit payable to NNA due March 28, 2019	1,000,000	1,000,000
Unsecured revolving line of credit due to financial institution due June 5, 2016	94,764	94,764
	$7,282,448	$6,561,862

NNA Credit Agreements

On October 15, 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA, an affiliate of Fresenius Medical Care Holdings, Inc.  On December 20, 2013 the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million. The proceeds of the Amended Credit Agreement were used by the Company to repay the $500,000 Note to SpaGus Apollo, LLC, and pay or repay certain of the Company’s 10% Notes (see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements), to refinance certain other indebtedness of the Company, and for working capital and general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA financing, as described in more detail immediately below.

Pursuant to the Amended Credit Agreement, NNA has the right to designate one director and one observer to the Board of Directors; however, as of September 30, 2015, NNA has not exercised this right.

2014 NNA Financing

On March 28, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which NNA, extended to the Company (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014. The Term Loan and Revolving Loan was to mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Term Loan may be prepaid at any time without penalty or premium. The loans made under the Credit Agreement are secured by substantially all of the Company’s assets, and are guaranteed by the Company’s subsidiaries and consolidated medical corporations. The guarantees of these subsidiaries and consolidated entities are in turn secured by substantially all of the assets of the subsidiaries and consolidated entities providing the guaranty.

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

Concurrently with the Credit Agreement, the Company entered into an Investment Agreement with NNA (the “Investment Agreement”), pursuant to which the Company issued to NNA an 8% Convertible Note in the original principal amount of $2,000,000 (the “Convertible Note”). The Company drew down the full principal amount of the Convertible Note on July 30, 2014 (see Note 7). The Convertible Note matures on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Company may redeem amounts outstanding under the Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding under the Convertible Note are convertible at NNA’s sole election into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The Company’s obligations under the Convertible Note are guaranteed by its subsidiaries and consolidated medical corporations.

On February 6, 2015, the Company entered into a First Amendment and Acknowledgement (the “Acknowledgement”) with NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. The Acknowledgement amended some provisions of, and/or provided waivers in connection with, each of (i) the Registration Rights Agreement between the Company and NNA, dated March 28, 2014 (the “Registration Rights Agreement”), (ii) the Investment Agreement, (iii) the NNA Convertible Note, and (iv) the NNA Warrants. The amendments to the Registration Rights Agreement included amendments with respect to the timing of the filing deadline for a resale registration statement covering the sale of NNA’s registrable securities.

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

During the three months ended September 30, 2015, management determined that the valuation of certain derivative instruments entered into on March 28, 2014, was incorrect which resulted in certain amounts being incorrectly stated in prior periods. Accordingly, the Company recorded an out of period correction in the current period increasing debt issuance cost and debt discount by $26,117 and $990,838, respectively, and decreasing warrant liability and financing expense by $999,724 and $35,004, respectively, as of and for the two month period ended March 31, 2014. These out of period corrections reflect the correct balances of the debt issuance costs, note (net of discount) and warrant liability of NNA of $176,218, $6,685,402 and $1,354,900, respectively, as of March 31, 2014 (see Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements).

The Term Loan accrues interest at a rate of 8.0% per annum. A portion of the principal amount of the Term Loan is repaid on the last business day of each calendar quarter, which provides for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year. The Term Loan reflected an original issue discount of $1,305,435 associated with the issuance of 300,000 warrants to acquire the Company’s common stock (see Note 9 to the Notes to the Unaudited Condensed Consolidated Financial Statements) and payment of a fee to NNA of $80,000 of which $51,072 was considered a debt discount, $7,998 was recorded to equity, and $20,930 allocated to warrant liability was immediately recorded as interest expense. The discount will be amortized to interest expense over the expected term of the loan using the effective interest method.

The Revolving Loan bears interest at the rate of three month LIBOR plus 6.0% per annum. The Company had borrowed $1,000,000 under the Revolving Loan at September 30, 2015 and March 31, 2015. As of September 30, 2015, there are no remaining amounts available to be borrowed under the Revolving Loan. The Term Loan and Revolving Loan were to mature on March 28, 2019.

The Company incurred $235,119 in third party costs related to the 2014 NNA financing, which were allocated to the related debt and equity instruments based on their relative fair values, of which $176,218, as adjusted, after out-of-period correction as discussed in Note 2, was classified as deferred financing costs which will be deferred and amortized over the life of the loan using the effective interest method.

The Credit Agreement and the Convertible Note provide for certain financial covenants. On February 16, 2015, the Company and NNA agreed to amend the tangible net worth covenant computation.

In addition, the Credit Agreement and the Convertible Note include: (1) certain negative covenants that, subject to exceptions, limit the Company’s ability to, among other things, incur additional indebtedness, engage in future mergers, consolidations, liquidations and dissolutions, sell assets, pay dividends and distributions on or repurchase capital stock, and enter into or amend other material agreements; and (2) certain customary representations and warranties, affirmative covenants and events of default, which are set forth in more detail in the 2014 NNA financing credit agreement and Convertible Note.

On July 7, 2015, the Company entered into an Amendment to First Amendment and Acknowledgement (the “New Amendment”) with NNA. The New Amendment amended the Acknowledgement and included an extension until October 15, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities.

On August 18, 2015, the Company entered into a Waiver and Consent (“Waiver”) with NNA, pursuant to which NNA waived and consented to certain provisions of the Credit Agreement, and the Convertible Note.  The Waiver was granted by NNA until October 15, 2015. The company failed to comply with certain financial covenants as of September 30, 2015 and did not seek a further waiver from NNA. NNA did not declare a default and the loan was repaid from the proceeds of the financing with NMM on October 15, 2015. Since non-compliance with the financial covenants provided for therein existed for the quarter ending September 30, 2015, all debt has been classified as current as of September 30, 2015.

On October 14, 2015, the Company entered into an Agreement with NMM pursuant to which the Company sold to NMM 1,111,111 units, each unit consisting of one share of Series A Convertible Preferred Stock (the “Preferred Stock”) and one stock purchase warrant, for a total purchase price of $10,000,000, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA. (See Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements).

Unsecured revolving line of credit

Included in “Notes and lines of credit payable” in the accompanying consolidated balance sheet is a $100,000 revolving line of credit with MUFG Union Bank, N.A., of which $94,764 was outstanding at September 30, 2015 and March 31, 2015. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at September 30, 2015 and at March 31, 2015), interest only is payable monthly, and the line of credit matures June 5, 2016. The line of credit is unsecured.

Other lines of credit

LALC has a line of credit of $230,000 with JPMorgan Chase Bank, N.A. as of September 30, 2015. The Company has not borrowed any amount under this line of credit as of September 30, 2015 and March 31, 2015.

BAHA has a line of credit of $150,000 with First Republic Bank as of September 30, 2015. The Company has not borrowed any amount under this line of credit as of September 30, 2015 and March 31, 2015. The line of credit is subject to renewal on April 27, 2016.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$149,070	$143,845	$298,779	$287,998
Amortization of loan fees and discount	30,531	71,673	105,104	142,924
Out of period adjustment	(250,453)	-	(250,453)	-
	$(70,852)	$215,518	$153,430	$430,922

7.	Convertible Notes Payable

Convertible notes payable consist of the following:

	September 30,	March 31,
	2015	2015
9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $24,770 (September 30, 2015) and $62,182 (March 31, 2015)	$1,075,230	$1,037,818
8% Senior Subordinated Convertible Note Payable to NNA due March 28, 2019, net of debt discount of $913,904 (September 30, 2015) and $985,255 (March 31, 2015)	1,086,096	1,014,745
Conversion feature liability	388,150	442,358
	$2,549,476	$2,494,921

9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016

The 9% Notes, issued January 31, 2013, bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15, and mature February 15, 2016, and are subordinated. The principal of the 9% Notes, plus any accrued yet unpaid interest, is convertible, at any time by the holder at a conversion price of $4.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits, into shares of the Company’s common stock. On 60 days’ prior notice, the 9% Notes are callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the 9% Notes are callable at a price of 105% of the 9% Notes’ par value, and if the ADVT is less than $100,000, the 9% Notes are callable at a price of 110% of the 9% Notes’ par value.

In connection with the issuance of the 9% Notes, the holders of the 9% Notes received warrants to purchase 66,000 shares of the Company’s common stock at an exercise price of $4.50 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, which warrants are exercisable at any date prior to January 31, 2018, and were classified in equity. The $186,897 fair value of the 9% Notes warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model: term of 5.0 years, risk free rate of 0.70%, and volatility of 36.7%.

8% Convertible Note Payable to NNA

The NNA 8% Convertible Note commitment provided for the Company to borrow up to $2,000,000. On July 31, 2014, the Company exercised its option to borrow $2,000,000, received $2,000,000 of proceeds and recorded a debt discount of $1,065,775 related to the fair value of a conversion feature liability and a warrant liability discussed below. Borrowings bear interest at the rate of 8.0 % per annum payable semi-annually, are due March 28, 2019, and are convertible into shares of the Company’s common stock at an initial exercise price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits. The conversion price is also subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The conversion feature included a non-standard anti-dilution feature that has been bifurcated and recorded as a conversion feature liability at the issuance date of $578,155. The fair value of the conversion feature liability issued in connection with the 8% Convertible Note at September 30, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 3.7 years, risk free rate of 1.3%, no dividends, volatility of 48.6%, share price of $6.90 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing. In addition the Company was required to issue 100,000 warrants to NNA with an initial exercise price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits. The conversion price will also be subject to adjustment in the event of subsequent down-round financings, if any, by the Company. The fair value of the warrant liability related to 100,000 common shares issuable in connection with the 8% Convertible Note as of September 30, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 5.7 years, risk free rate of 1.8%, no dividends, volatility of 57.6%, share price of $6.90 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

From the proceeds of the transactions with NMM (see Note 11 to the Notes to the Condensed Consolidated Financial Statements) on October 15, 2015, the Company repaid its outstanding term loan and revolving credit facility with NNA pursuant to the Credit Agreement in the then-outstanding aggregate amount of $7,304,506, consisting of $7,282,500 principal plus $22,006 of accrued interest.

Additionally, NNA has agreed in principle to convert the Convertible Note and exercise all of its related Warrants (See Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements).

Interest expense associated with the convertible notes payable consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$66,102	$52,856	$131,571	$77,881
Amortization of loan fees and discount	73,568	60,884	144,219	97,322
	$139,670	$113,740	$275,790	$175,203

8.	Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Significant management judgment is required in determining the Company’s provision for income taxes and the recoverability of the Company’s deferred tax assets. Such determination is based primarily on the Company’s historical taxable income, with some consideration given to the Company’s estimates of future taxable income by jurisdictions in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2015 and March 31, 2015. The Company is subject to U.S. federal income tax, as well as California state tax.

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

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of September 30, 2015, there were no shares available for grant under the 2010 Plan.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder and provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. As of September 30, 2015 there were approximately 90,000 shares available for future grants under the 2013 Plan.

Share Issuances

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares at March 31, 2015	12,222	0.3	$0.50	$4.10
Granted	-
Vested / lapsed	(12,222)	-
Forfeited	-	-	-	-
Unvested or unlapsed shares at September 30, 2015	-	-	-	-

Options

Stock option activity for the six months ended September 30, 2015 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2015	776,500	$4.69	7.4	$1.50
Granted	-
Cancelled	-
Exercised	-
Expired	-
Forfeited	-
Balance, September 30, 2015	776,500	$3.27	7.4	3.59
Vested and exercisable, September 30, 2015	692,556	$2.55	7.2	4.02

ApolloMed ACO 2012 Equity Incentive Plan

On October 18, 2012, ApolloMed ACO’s Board of Directors adopted the ApolloMed Accountable Care Organization, Inc. 2012 Equity Incentive Plan (the “ACO Plan”) and reserved 9,000,000 shares of ApolloMed ACO’s common stock for issuance thereunder and provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The purpose of the ACO Plan is to encourage selected employees, directors, consultants and advisers to improve operations and increase the profitability of ApolloMed ACO and encourage selected employees, directors, consultants and advisers to accept or continue employment or association with ApolloMed ACO.

The following table summarizes the stock awards under the ACO Plan during the six months ended September 30, 2015:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, March 31, 2015	3,752,004	0.1	$0.70	$0.07
Granted	-	-	-	-
Released	-	-	-	-
Balance, September 30, 2015	3,752,004	-	$0.70	$0.07
Vested and exercisable, end of period	3,712,675

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of September 30, 2015, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 Plan and 2013 Plan, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

	Unrecognized Stock Compensation Cost	Weighted Average Remaining Vesting Period (Years)
Common stock options	$155,393	1.7
Restricted stock	$-	-
ACO Plan restricted stock	$76	0.01

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense:
Cost of services	$1,227	$(17,822)	$2,454	$10,921
General and administrative	67,659	874,341	150,279	964,737
	$68,886	$856,519	$152,733	$975,658

Warrants

Warrants consisted of the following for the six months ended September 30, 2015:

Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2015	$0.46	914,500
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2015	$0.32	914,500

				Weighted
		Weighted		Average
Exercise Price Per Share	Warrants Outstanding	Average Remaining Contractual Life	Warrants Exercisable	Exercise Price Per Share
$1.15	125,000	0.8	125,000	$1.15
1.15	25,000	0.8	25,000	1.15
4.50	50,000	0.8	50,000	4.50
5.00	10,000	2.1	10,000	5.00
4.50	82,500	2.3	82,500	4.50
4.00	22,000	2.3	22,000	4.00
10.00	200,000	5.5	-	10.00
20.00	200,000	5.5	-	20.00
10.00	100,000	5.5	-	10.00
10.00	100,000	2.8	100,000	10.00
	914,500	3.8	414,500	4.60

In connection with the 2014 NNA financing, NNA received warrants to purchase up to 300,000 shares of the Company’s common stock at an initial exercise price of $10.00 per share and up to 200,000 shares at an initial exercise price of $20.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and are exercisable after March 28, 2017 and before March 28, 2021. The warrants also contain down-round protection under which the exercise price of the warrants is subject to adjustment in the event the Company issues future common shares at a price below $9.00 per share. The Company determined that the warrants should be classified as liabilities under ASC 815-40, which requires the Company to determine the fair value of the warrants at the transaction date and at each subsequent reporting date (see Notes 2, 6 and 11 to the Notes to the Condensed Consolidated Financial Statements).

On July 21, 2014, in connection with the SCHC acquisition, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The warrants are exercisable at any time prior to July 21, 2018.

Authorized stock

At September 30, 2015 the Company is authorized to issue up to 100,000,000 shares of common stock pursuant to its Certificate of Incorporation, as amended. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2013 Plan. The number of shares of common stock reserved for these purposes is as follows at September 30, 2015:

Common stock issued and outstanding	4,863,389
Conversion of 9% Notes	275,000
Conversion of 8% Notes	200,000
Warrants outstanding	914,500
Stock options outstanding	776,500
Remaining shares issuable under 2013 Plan	90,000
7,119,389

10.	Commitments and Contingencies

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

On August 28, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., filed a similar lawsuit against Warren Hosseinion M.D., the Company’s Chief Executive Officer. Dr. Hosseinion is defending the action and is currently being indemnified by the Company pursuant to the terms of an indemnification agreement and the Company’s Certificate of Incorporation, as amended. The Company also has an existing Directors and Officers insurance policy. On September 9, 2014, Dr. Hosseinion filed a motion requesting the Court to stay the court proceeding and, pursuant to existing arbitration agreements, order the parties to arbitrate the dispute as part of the pending arbitration proceedings before JAMS (as discussed above). On October 29, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On November 13, 2014, Plaintiffs served Dr. Hosseinion with Demands for Arbitration before JAMS in Los Angeles, and on November 19, 2014, the parties agreed to consolidate the two proceedings against Dr. Hosseinion with the two existing proceedings against the Company and its affiliates. The Company continues to examine the merits of the claims to be arbitrated against Dr. Hosseinion, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding against Dr. Hosseinion are not available in arbitration.

The parties involved in the proceedings described above are currently in mediation.

In the ordinary course of the Company’s business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company believes, based upon the Company’s review of pending actions and proceedings, that the outcome of such legal actions and proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. The outcome of such actions and proceedings, however, cannot be predicted with certainty and an unfavorable resolution of one or more of them, or any other claims that may be asserted against the Company from time to time, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows in a future period.

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

Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms. The Company believes that its malpractice coverage is adequate and standard for the industry.

11.	Subsequent Events

Securities Purchase Agreement

On October 14, 2015, Company entered into the Agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 units, each unit consisting of one share of the Company’s Preferred Stock and a stock purchase warrant to purchase one share of the Company’s common stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA and the balance for working capital.

The Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Preferred Stock can be voted for the number of shares of Common Stock into which the Preferred Stock could then be converted, which initially is one-for-one.

The Preferred Stock is convertible into Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions.

At any time prior to conversion and through the Redemption Expiration Date, the Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, are less than $60,000,000. In such event, the Company shall have up to one year from the date of the notice of redemption by NMM to redeem the Preferred Stock, the Warrants and any shares of Common Stock issued in connection with the exercise of any Warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed.

The Warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The Warrants are not separately transferable from the Preferred Stock. The Warrants are subject to redemption in the event the Preferred Stock is redeemed by NMM, as described above.

Pursuant to the Agreement, NMM has the right to designate to the Nominating/Corporate Governance Committee of the Board of Directors one person to be nominated as a director of the Company. Prior to the time of such appointment or election, one person designated by the Purchaser shall have observer status, without a vote, on the Board of Directors.

Without the written consent of NMM, between the Closing Date and the six month anniversary of the Closing Date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other Person engaged in the business of being a MSO, ACO or IPA, or enter into any agreement with respect to any of the foregoing.

The securities were sold by the Company to NMM in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission thereunder.

Series A Convertible Preferred Stock

On October 15, 2015, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, in connection with the creation of the Preferred Stock sold to NMM on October 14, 2015.

NNA Term Loan, Revolving Credit Facility and Convertible Note

In connection with the transactions with NMM described above on October 15, 2015, the Company repaid, from the proceeds of the sale of the securities therein described, its outstanding term loan and revolving credit facility with NNA pursuant to a Credit Agreement dated March 28, 2014 between the Company and NNA in the aggregate amount of $7,304,506, consisting of principal of $7,282,500 plus $22,006 of accrued interest.

Additionally, NNA has agreed in principle to convert the Company’s Convertible Note dated March 28, 2014 in the principal amount of $2,000,000 into 275,000 shares of the Company’s Common Stock and exercise all of its related Common Stock Purchase Warrants dated March 28, 2014 into 325,000 shares of the Company’s Common Stock on a cashless basis. Assuming the foregoing transactions are consummated, the Company will receive no proceeds from NNA and it will have no further indebtedness owed to NNA. The Company currently anticipates that these transactions will be completed during the third quarter of fiscal 2016.

Amended Bylaws and Appointment of Certain Officers

On October 12, 2015, the Board of Directors of the Company amended Section 3.1 of the Company’s Restated Bylaws to provide that the authorized number of directors shall be fixed from time to time by the board of directors, provided that the authorized number of directors shall not be less than one.

On October 12, 2015, Warren Hosseinion, M.D. was appointed by the Board of Directors to serve as the Secretary of Apollo Medical Holdings, Inc. effective immediately, to fill the vacancy created by the previous resignation of Mitchell Creem from all positions he held with the Company.

Office Move

In connection with the Company’s amended lease agreement dated October 14, 2014, the Company relocated its headquarters to a larger suite in its current office building in October 2015. The Second Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises will be improved with an allowance of up to $659,360, provided by the Landlord, for construction and installation of equipment for the New Premises. Before the improved New Premises are available, the Company shall also use Suite No. 240 on a temporary basis. The Second Amendment also extends the term of the lease to be for approximately six years after the Company begins operations in the New Premises and increases the Company’s initial security deposit. The Second Amendment sets the New Premises base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. However, the base rent will be abated by up to $228,049 subject to other terms of the lease.

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

Overview

We are are a patient-centered, physician-centric, integrated healthcare delivery company, working to provide coordinated, outcomes-based medical care in a cost-effective manner. We have built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. We believe that we are well-positioned to take advantage of changes in the U.S. healthcare industry as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

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

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. We operate through the following subsidiaries: AMM, PCCM, VMM and ApolloMed ACO. Through our wholly-owned subsidiary, AMM, we manage affiliated medical groups, which consist of AMH, ACC, MMG, AKM, SCHC, and BAHA. Through our wholly-owned subsidiary, PCCM, we manage LALC, and through our wholly-owned subsidiary VMM, we manage Hendel. We also have a controlling interest in APS, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc. AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements. Our ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period.

Highlights

Our recent financial highlights, as more fully discussed below, include that for the three and six months ended September 30, 2015 (unaudited), we had:

For the three months ended September 30, 2015

•	Net revenue of $11.4 million, a decrease of 2.5% from $11.7 million for the three months ended September 30, 2014 which net revenue consisted of approximately $3.8 million from our hospitalists, approximately $4.4 million from our IPAs, approximately $1.6 million from our clinics, and $1.6 million from our palliative care services; and

•	Generated loss from operations of $0.4 million, a decrease of 122.2% compared to income from operations of $1.9 million in the comparable period of 2014.

For the six months ended September 30, 2015

•	Net revenue of $21.6 million, an increase of 36.9% from $15.8 million for the six months ended September 30, 2014 which net revenue consisted of approximately $7.6 million from our hospitalists, approximately $7.5 million from our IPAs, approximately $3.4 million from our clinics, and $3.1 million from our palliative care services; and

•	Generated loss from operations of $2.1 million, a decrease of 409.2% compared to income from operations of $0.7 million in the comparable period of 2014.

Although we exceeded our total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that we did not meet the minimum savings threshold and therefore will not receive the all or nothing annual incentive payment in fiscal 2016.

Results of Operations

The following sets forth selected data from of our results of operations for the periods presented:

	Three Months Ended September 30,				Six Months Ended September 30,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
Net revenues	$11,369,607	$11,665,294	$(295,687)	-2.5%	$21,573,734	$15,759,780	$5,813,954	36.9%

Costs and expenses
Cost of services	8,264,189	6,161,645	2,102,544	34.1%	15,832,057	9,421,484	6,410,573	68.0%
General and administrative	3,440,641	3,451,907	(11,266)	-0.3%	7,677,846	5,461,239	2,216,607	40.6%
Depreciation and amortization	77,684	193,281	(115,597)	-59.8%	141,435	205,180	(63,745)	-31.1%
Total costs and expenses	11,782,514	9,806,833	1,975,681	20.1%	23,651,338	15,087,903	8,563,435	56.8%

(Loss) income from operations	(412,907)	1,858,461	(2,271,368)	-122.2%	(2,077,604)	671,877	(2,749,481)	-409.2%

Other (expense) income
Interest expense	(68,818)	(329,258)	260,440	-79.1%	(429,220)	(606,125)	176,905	-29.2%
(Loss) gain on change in fair
value of warrant and conversion feature liabilities	96,852	152,140	(55,288)	-36.3%	(116,866)	122,135	(239,001)	-195.7%
Other	(95,092)	(58,436)	(36,656)	62.7%	5,912	(60,912)	66,824	-109.7%
Total other expense	(67,058)	(235,554)	168,496	-71.5%	(540,174)	(544,902)	4,728	-0.9%

(Loss) income before provision for income taxes	(479,965)	1,622,907	(2,102,872)	-129.6%	(2,617,778)	126,975	(2,744,753)	-2161.6%
Income tax (benefit) provision	(186,138)	86,989	(273,127)	-314.0%	(93,447)	98,591	(192,038)	-194.8%
Net loss	(293,827)	1,535,918	(1,829,745)	-119.1%	(2,524,331)	28,384	(2,552,715)	-8993.5%

Net income attributable to noncontrolling interest	(237,539)	(159,608)	(77,931)	48.8%	(489,401)	(329,815)	(159,586)	48.4%
Net (loss) income attributable to Apollo Medical Holdings, Inc.	$(531,366)	$1,376,310	$(1,907,676)	-138.6%	$(3,013,732)	$(301,431)	$(2,712,301)	899.8%

For the Three and Six Months Ended September 30, 2015 and 2014

Net revenues

Net revenues for the three months ended September 30, 2015 decreased by approximately $0.3 million, from $11.7 million to $11.4 million, or 2.5%, as compared to the same period of 2014. The decrease in revenue was primarily due to the $5.4 million ACO shared savings revenue earned during the three months ended September 30, 2014 and no comparable revenues earned in the current period as CMS determined we did not meet the minimum savings threshold and therefore we will not receive any incentive payment in fiscal year 2016, and a $0.5 million decrease in hospitalist revenue, offset by an increase of $2.4 million in MMG revenues due to an increase in patient lives, an increase in incremental revenue of $1.6 million from the acquisitions of BCHC and HCHHA, an increase of $1.4 million in revenue from consolidating BAHA as a variable interest entity and incremental revenue of $0.2 million from AKM and SCHC.

Net revenues for the six months ended September 30, 2015 increased by approximately $5.8 million, from $15.8 million to $21.6 million, or 36.9%, as compared to the same period of 2014. The increase in revenue was primarily due to an increase of $3.1 million in incremental revenue from the acquisitions of BCHC and HCHHA, an increase of $2.6 million in revenue from consolidating BAHA as a variable interest entity, and an increase of $1.9 million in incremental revenue from the acquisitions of AKM and SCHC. Furthermore, MMG revenues increased $3.9 million from the six months ended September 30, 2014, due to an increase in patient lives. These increases were offset by the $5.4 million loss of the ACO shared savings revenue and a $0.3 million decrease in hospitalist revenue.

Cost of services

Cost of services for the three months ended September 30, 2015 increased by approximately $2.1 million, from $6.2 million to $8.3 million, or 34.1%, as compared to the same period of 2014. Cost of services increased approximately $2.2 million primarily due to the incremental costs associated with the Company’s acquisitions during fiscal 2015, of which $0.3 million resulted from the acquisitions of AKM and SCHC and $1.0 million resulted from the acquisitions of BCHC and HCHHA. Furthermore, there was a $1.4 million increase in MMG claim costs due to the increase in patient lives and consolidating BAHA as a variable interest entity added $1.0 million of additional cost of services. These increases were offset by a $1.4 million decrease in the cost of the participating physician share of the ACO savings revenue and a $0.1 million decrease in other physician related costs.

Cost of services for the six months ended September 30, 2015 increased by approximately $6.4 million, from $9.4 million to $15.8 million, or 68.0%, as compared to the same period of 2014. Cost of services increased approximately $3.6 million primarily due to the incremental costs associated with the Company’s acquisitions during fiscal 2015, of which $1.8 million resulted from the acquisitions of AKM and SCHC and $1.8 million resulted from the acquisitions of BCHC and HCHHA. Furthermore, there was a $2.8 million increase in MMG claim costs due to the increase in patient lives and consolidating BAHA as a variable interest entity added $1.8 million of additional cost of services. These increases were offset by a $1.4 million decrease in the cost of the participating physician share of the ACO savings revenue and a $0.4 million decrease in other physician related costs.

General and administrative

General and administrative costs for the three months ended September 30, 2015 remained flat with the comparable period of 2014.

General and administrative costs for the six months ended September 30, 2015 increased by approximately $2.2 million, from $5.5 million to $7.7 million, or 40.0%, as compared to the same period of 2014. Approximately $1.8 million of the increase was due to the acquisitions of AKM and SCHC and BCHC and HCHHA which added costs of $0.3 million and $1.5 million, respectively. Other increases included (i) $0.8 million in legal and professional fees increased $0.8 million related to the Lakeside litigation and other corporate initiatives; (ii) $0.9 million in additional personnel and facilities costs; and $0.7 million in general and administrative costs attributable to the consolidation of BAHA. These increases were offset by a $1.6 million decrease in costs related to the ACO initiative, a $0.2 million decrease in stock compensation expense, and a $0.1 million decrease in other expenses.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2015, decreased by approximately $0.1 million, from $0.2 million to $0.1 million, or 60.0%, as compared to the same period of 2014. This decrease was primarily due to the decrease in amortization expense which decreased during the current quarter as a result of a March 31, 2015 reclassification from intangible assets to goodwill in connection with the acquisition of SCHC.

Depreciation and amortization expense for the six months ended September 30, 2015, decreased by approximately $0.1 million, from $0.2 million to $0.1 million, or 31.3%, as compared to the same period of 2014. This decrease was primarily due to a decrease in amortization expense which decreased as a result of a March 31, 2015, reclass from intangible assets to goodwill in connection with the acquisition of SCHC, and a decrease in depreciation expense due to certain fixed assets becoming fully depreciated during the current year.

Operating Loss (Income)

Operating loss (income) for the three months ended September 30, 2015, decreased by approximately $2.3 million, from $1.9 million of operating income to an operating loss of $0.4 million, or 122.2% in the three months ended September 30, 2015, due primarily to the net impact of the decrease in revenues and an increase in operating expenses.

Operating loss (income) for the six months ended September 30, 2015, decreased by approximately $2.7 million, from $0.7 million of operating income to an operating loss of $2.1 million, or 409.2%, due primarily to the net impact of the increase in revenues and an increase in operating expenses.

Interest expense

Interest expense for the three months ended September 30, 2015, decreased by approximately $0.3 million, from $0.3 million to $0.1 million, or 79.1%, as compared to the same period of 2014. This decrease was primarily due to the decrease in the amortization expense of the debt discount which decreased as a result of the adjustment recorded to properly state our warrant liability, unamortized debt discount and deferred financing costs (see note 2 – warrant liability in the Notes to our Unaudited Condensed Consolidated Financial Statements).

Interest expense for the six months ended September 30, 2015, decreased by approximately $0.2 million, from $0.6 million to $0.4 million, or 29.2%, as compared to the same period of 2014. This decrease was primarily due to the decrease in the amortization expense of the debt discount which decreased as a result of the adjustment recorded to properly state our warrant liability, unamortized debt discount and deferred financing costs (see note 2 – warrant liability in the Notes to our Unaudited Condensed Consolidated Financial Statements).

Gain on change in fair value of warrant and conversion feature liabilities

The gain on change in fair value of warrant and conversion feature liabilities for the three months ended September 30, 2015, decreased by approximately $0.1 million, from $0.2 million to $0.1 million, or 36.3%, as compared to the same period of 2014. This decrease resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liabilities, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note.

The loss on change in fair value of warrant and conversion feature liabilities for the six months ended September 30, 2015, increased by approximately $0.2 million, from a gain of $0.1 million to a loss of $0.1 million, or 195.7%, as compared to the same period of 2014. This increase resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liabilities, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note.

Other

For the three and nine month periods ended September 30, 2015, other expenses remained flat compared to the same periods of 2014.

Income tax (benefit) provision

Income tax benefit for the three months ended September 30, 2015, increased approximately $0.3 million, from a provision of $0.1 million to a benefit of $0.2 million, or 314.0%, as compared to the same period of 2014. For the three months ended September 30, 2015 the effective tax rate was (38.8)% compared to 5.4% for the three months ended September 30, 2014.; The change in the effective rate is primarily attributable to the additions of AKM (acquired May 2014), HCHHA (acquired October 2014) and BAHA (consolidated as a variable interest entity).

Income tax provision for the six months ended September 30, 2015, increased approximately $0.2 million, from a provision of $0.1 million to a benefit of $0.1 million, or 194.4%, as compared to the same period of 2014. For the six months ended September 30, 2015 the effective tax rate was (3.6)% compared to 77.9% for the six months ended September 30, 2014. The change in the effective rate was primarily attributable to the additions of AKM (acquired May 2014), HCHHA (acquired October 2014) and BAHA (consolidated as a variable interest entity).

Net income attributable to non-controlling interests

For the three and six months ended September 30, 2015, net income attributable to non-controlling interests remained flat as compared to the same periods of 2014.

Liquidity and Capital Resources

We had net loss of approximately $0.6 million and $2.9 million for the six months ended September 30, 2015 and 2014, respectively. We had negative cash flow from operations of $0.3 million and $2.1 million for the six months ended September 30, 2015 and 2014, respectively. Cash flows used in investing activities were approximately $43,000 and $2.0 million for the six months ended September 30, 2015 and 2014. Cash flows used in financing activities were $0.7 million for the six months ended September 30, 2015, compared to cash flows provided by financing activities of $1.2 million for the six months ended September 30, 2014. We expect to have positive cash flow from operations for the entire 2016 fiscal year. We expect to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, cash flows from operations, available borrowings under our lines of credit and, if available, additional financings of equity and/or debt. We currently anticipate that funds received from the NMM transactions, funds generated from operations, cash on hand, available borrowings under our lines of credit and any additional financings will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future.

To date, we have funded our operations from internally generated cash flow and external sources, including the proceeds from the issuance of equity and debt securities, which have provided funds for operations and growth.

We have a history of operating losses and as of September 30, 2015 we have an accumulated deficit of $22.7 million, and during the six months ended September 30, 2015 we used net cash of $0.3 million for our operating activities. Furthermore, during the six months ended September 30, 2015, we incurred a loss from operations of $2.4 million.

At September 30, 2015, the Company had cash equivalents of approximately $3.9 million compared to cash and cash equivalents of approximately $5.0 million at March 31, 2015. At September 30, 2015, the Company had borrowings totaling $9.8 million compared to borrowings at March 31, 2015 of $9.1 million and availability under lines of credit of approximately $380,000.

For the six months ended September 30, 2015, cash used in operating activities was approximately $0.3 million. This was the result of net loss of $2.5 million offset by cash provided by non-cash expenses of $0.4 million and the change in working capital of $1.7 million. Non-cash expenses primarily include depreciation and amortization expense, stock-based compensation expense, amortization of financing costs, accretion of debt discount, and the change in the fair value of the warrant and conversion feature liabilities. Cash provided by working capital was primarily due to the $1.6 million increase in accounts payable and accrued liabilities and the $0.5 million decrease in deferred financing costs. Deferred financing costs decreased as a result of the write-off of the expenses associated with our expected public offering (See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements).

For the six months ended September 30, 2015, approximately $43,000 was used in investing activities for the purchase of fixed assets.

For the six months ended September 30, 2015, net cash used in financing activities was $0.7 million which included the $0.6 million distribution to a non-controlling interest physician practice and $0.1 million principal payments on our notes payable.

NNA Credit Agreements

On October 15, 2013, we entered into the $2.0 million Revolving Credit Agreement with NNA, an affiliate of Fresenius Medical Care Holdings, Inc. On December 20, 2013, we entered into the Amended Credit Agreement, which increased the revolving credit facility from $2.0 million to $4.0 million. We used the proceeds of the Amended Credit Agreement to repay a $500,000 Note to SpaGus Apollo, LLC, and pay or repay certain of our 10% Notes (see Note 7 to the Notes to the Unaudited Condensed Consolidated Financial Statements), to refinance certain other indebtedness, and for working capital and general corporate purposes. The Amended Credit Agreement was refinanced on March 28, 2014 in connection with 2014 NNA financing, as described in more detail immediately below.

Pursuant to the Amended Credit Agreement, NNA has the right to designate one director and one observer person to the Board of Directors; however, as of September 30, 2015, NNA has not elected to exercise this right.

2014 NNA Financing

On March 28, 2014, we entered into the Credit Agreement pursuant to which NNA, extended to the Company (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014. The Term Loan and Revolving Loan mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Term Loan may be prepaid at any time without penalty or premium. The loans extended under the Credit Agreement are secured by substantially all of the Company’s assets, and are guaranteed by the Company’s subsidiaries and consolidated medical corporations. The guarantees of these subsidiaries and consolidated entities are in turn secured by substantially all of the assets of the subsidiaries and consolidated entities providing the guaranty.

Concurrently with the Credit Agreement, the Company entered into the Investment Agreement with NNA, pursuant to which it issued to NNA an 8% Convertible Note in the original principal amount of $2,000,000. The Company drew down the full principal amount of the Convertible Note on July 30, 2014.The Convertible Note matures on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events.

On February 6, 2015, the Company entered into the Acknowledgement with NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. The Acknowledgement amended some provisions of, and/or provided waivers in connection with, each of (i) the Registration Rights Agreement between the Company and NNA, dated March 28, 2014 (the “Registration Rights Agreement”), (ii) the Investment Agreement, (iii) the NNA Convertible Note, and (iv) the NNA Warrants. The amendments to the Registration Rights Agreement included amendments with respect to the timing of the filing deadline for a resale registration statement for the benefit of NNA.

Under the Investment Agreement, the Company issued to NNA warrants to purchase up to 300,000 shares of the Company’s common stock at an initial exercise price of $10.00 per share and warrants to purchase up to 200,000 shares of the Company’s common stock at an initial exercise price of $20.00 per share.

The Term Loan accrues interest at a rate of 8.0% per annum. A portion of the principal amount of the Term Loan is repaid on the last business day of each calendar quarter, which provides for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year. The Term Loan reflected an original issue discount of $1,305,435 associated with the issuance of 300,00 warrants to acquire the Company’s common stock and payment of a fee to NNA of $80,000 of which $51,072 was considered a debt discount, $7,998 was recorded to equity, and $20,930 allocated to warrant liability was immediately recorded as interest expense. The discount will be amortized to interest expense over the expected term of the loan using the effective interest method.

The Revolving Loan bears interest at the rate of three month LIBOR plus 6.0% per annum. The Company had borrowed $1,000,000 under the Revolving Loan at June 30, 2015 and March 31, 2015. As of June 30, 2015, there are no remaining amounts available to be borrowed under the Revolving Loan. The Term Loan and Revolving Loan mature on March 28, 2019.

On May 13, 2015, we entered into the Amendment with NNA. The Amendment amended the Acknowledgement, among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until June 12, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities.

On July 7, 2015, we entered into the New Amendment with NNA. The New Amendment amended Acknowledgement, among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until October 24, 2015 of a deadline previously contemplated by the Acknowledgement, for the Company to file a registration statement covering the sale of NNA’s registrable securities.

On August 18, 2015, the Company entered into a Waiver with NNA, whereby NNA waived and consented to certain provisions of the Credit Agreement and the Convertible Note. The Waiver was granted by NNA until October 15, 2015 and since non-compliance existed for the quarter ending September 30, 2015, all debt was classified as current as of September 30, 2015.

Securities Purchase Agreement and Repayment of NNA Debt

On October 14, 2015, we entered into an Agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 Units, each unit consisting of one share of the Company’s Preferred Stock and a Warrants to purchase one share of the Company’s Common Stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA and the balance for working capital.

The Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Preferred Stock can be voted for the number of shares of Common Stock into which the Preferred Stock could then be converted, which initially is one-for-one.

The Preferred Stock is convertible into Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions. The Preferred Stock is mandatorily convertible not sooner than the earlier to occur of (i) the later of (x) January 31, 2017 or (y) 60 days after the date on which the Company files its quarterly report on Form 10-Q for the period ending September 30, 2016 (the “Redemption Expiration Date”); or (ii) the date on which the Company received the written, irrevocable decision of NMM not to require a redemption of the Preferred Stock (as described in the following paragraph), in the event that the Company engages in one or more transactions resulting in gross proceeds of not less than $5,000,000, not including the proceeds of the transaction with NMM.

At any time prior to conversion and through the Redemption Expiration Date, the Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, are less than $60,000,000. In such event, the Company shall have up to one year from the date of the notice of redemption by NMM to redeem the Preferred Stock, the Warrants and any shares of Common Stock issued in connection with the exercise of any Warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed.

The Warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. Alternatively, the Warrants may be exercised pursuant to a “cashless exercise” feature, for that number of shares of Common Stock determined by dividing (x) the aggregate Fair Market Value (as defined in the Warrant) of the shares in respect of which the Warrant is being converted minus the aggregate Warrant Exercise Price (as defined in the Warrant) of such shares by (y) the Fair Market Value of one share of Common Stock. The Warrants are not separately transferable from the Preferred Stock. The Warrants are subject to redemption in the event the Preferred Stock is redeemed by NMM, as described above.

Pursuant to the Agreement, NMM has the right to designate to the Nominating/Corporate Governance Committee of the Board of Directors one person to be nominated as a director of the Company. Prior to the time of such appointment or election, one person designated by the Purchaser shall have observer status, without a vote, on the Board of Directors.

Without the written consent of NMM, between the Closing Date and the six month anniversary of the Closing Date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other Person engaged in the business of being a MSO, ACO or IPA, or enter into any agreement with respect to any of the foregoing.

From the proceeds of the transactions with NMM described above on October 15, 2015, the Company repaid, from the proceeds of the sale of the securities therein described, its outstanding term loan and revolving credit facility with NNA pursuant to a Credit Agreement dated March 28, 2014 between the Company and NNA in the aggregate amount of $7,304,506, consisting of$7,282,500 principal plus $22,006 of accrued interest.

Additionally, NNA, has agreed in principle to convert the Company’s Convertible Note dated March 28, 2014 in the principal amount of $2,000,000 into 275,000 shares of the Company’s Common Stock and exercise all of its related Common Stock Purchase Warrants dated March 28, 2014 into 325,000 shares of the Company’s Common Stock on a cashless basis. Assuming the foregoing transactions are consummated, the Company will receive no proceeds from NNA and it will have no further indebtedness owed to NNA. The Company currently anticipates that these transactions will be completed during the third quarter of fiscal 2016.

Unsecured lines of credit

We have a $100,000 revolving line of credit with MUFG Union Bank, N.A., of which $94,764 was outstanding at September 30, 2015 and March 31, 2015. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at September 30, 2015 and at March 31, 2015), interest only is payable monthly, and the line of credit matures June 5, 2016. The line of credit is unsecured.

LALC has a line of credit of $230,000 with JPMorgan Chase Bank, N.A. as of September 30, 2015. The Company has not borrowed any amount under this line of credit as of September 30, 2015 and March 31, 2015.

BAHA has a line of credit of $150,000 with First Republic Bank as of September 30, 2015. The Company has not borrowed any amount under this line of credit as of September 30, 2015 and March 31, 2015. The line of credit is subject to renewal on April 27, 2016.

9% Senior Subordinated Callable Convertible Promissory Notes due February 15, 2016

Our 9% Notes, issued January 31, 2013, bear interest at a rate of 9% per annum, payable semi-annually on August 15 and February 15, and mature February 15, 2016, and are subordinated. The principal of the 9% Notes, plus any accrued yet unpaid interest, is convertible, at any time by the holder at a conversion price of $4.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits, into shares of our common stock. On 60 days’ prior notice, the 9% Notes are callable in full or in part by the Company at any time after January 31, 2015. If the ADVT during the prior 90 days as reported by Bloomberg is greater than $100,000, the 9% Notes are callable at a price of 105% of the 9% Notes’ par value, and if the ADVT is less than $100,000, the 9% Notes are callable at a price of 110% of the 9% Notes’ par value.

In connection with the issuance of the 9% Notes, the holders of the 9% Notes received warrants to purchase 66,000 shares of our common stock at an exercise price of $4.50 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, which warrants are exercisable at any date prior to January 31, 2018, and were classified in equity. The $186,897 fair value of the 9% Notes warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model: term of 5.0 years, risk free rate of 0.70%, and volatility of 36.7%.

8% Convertible Note Payable to NNA

The NNA 8% Convertible Note commitment provided for us to borrow up to $2,000,000. On July 31, 2014, we exercised our option to borrow $2,000,000, received $2,000,000 of proceeds and recorded a debt discount of $1,065,775 related to the fair value of a conversion feature liability and a warrant liability. Borrowings bear interest at the rate of 8.0 % per annum payable semi-annually, are due March 28, 2019, and are convertible into shares of our common stock at an initial exercise price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits. The conversion price is also subject to adjustment in the event of subsequent down-round equity financings, if any. The conversion feature included a non-standard anti-dilution feature that has been bifurcated and recorded as a conversion feature liability at the issuance date of $578,155. The fair value of the conversion feature liability issuedin connection with the 8% Convertible Note at September 30, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 3.7 years, risk free rate of 1.3%, no dividends, volatility of 48.6%, share price of $6.90 per share based on the trading price of our common stock adjusted for a marketability discount, and a 100% probability of down-round financing. In addition, we were required to issue 100,000 warrants to NNA with an initial exercise price of $10.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits. The conversion price will also be subject to adjustment in the event of subsequent down-round financings, if any. The fair value of the warrant liability related to 100,000 common shares issuable in connection with the 8% Convertible Note as of September 30, 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 5.7 years, risk free rate of 1.8%, no dividends, volatility of 57.6%, share price of $6.90 per share based on the trading price of our common stock adjusted for a marketability discount, and a 100% probability of down-round financing.

From the proceeds of the transactions with NMM (see Note 11 to the Notes to the Condensed Consolidated Financial Statements) on October 15, 2015, we repaid our outstanding term loan and revolving credit facility with NNA pursuant to the Credit Agreement in the then-outstanding aggregate amount of $7,304,506, consisting of $7,282,500 principal plus $22,006 of accrued interest.

Additionally, NNA has agreed in principle to convert the Convertible Note dated March 28, 2014 in the principal amount of $2,000,000 into 275,000 shares of our Common Stock and exercise all of its related Warrants. (See dated March 28, 2014 into 325,000 shares of the Company’s Common Stock. (see Note 11 to the Notes to the Unaudited Condensed Consolidated Financial Statements). We currently anticipate that these transactions will be completed during the third quarter of fiscal 2016.

Concentration of Payors

Receivables from one payor (Medicare/MediCal) amounted to 30.9% and 22.1% of total accounts receivable as of September 30, 2015 and March 31, 2015, respectively. For the six months ended September 30, 2015, revenues from Medicare/Medical, LA Care and Healthnet amounted to 33.8%, 14.6% and 12.4%, respectively. We anticipate that these payors will continue to be our largest payors in future periods.

Intercompany Loans

Each of AMH, ACC, MMG, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the Management Agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the Management Agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. The following tables summarize the various intercompany loan agreements for the six months ended September 30, 2015 and for the year ended March 31, 2015:

				Six Months Ended September 30, 2015
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$1,981,975	$1,981,975	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,306,614	1,306,614	-	-
MMG	5,000,000	1-Feb-18	10%	832,646	543,179	289,467	-
AKM	5,000,000	30-May-19	10%	124,683	0	124,683	-
SCHC	5,000,000	21-Jul-19	10%	3,181,168	3,070,789	110,379	-
Total	$26,000,000			$7,427,086	$6,902,557	$524,529	$-

				Year Ended March 31, 2015
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$1,681,735	$1,681,735	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,156,966	1,156,966	-	-
MMG	5,000,000	1-Feb-18	10%	700,151	700,151	-	-
AKM	5,000,000	30-May-19	10%	126,729	126,729	-	-
SCHC	5,000,000	21-Jul-19	10%	3,175,593	3,175,593	-	-
Total	$26,000,000			$6,841,174	$6,841,174	$-	$-

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

Off Balance Sheet Arrangements

As of September 30, 2015, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

Based on the foregoing material weaknesses, we have determined that, as of September 30, 2015, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address these material weaknesses. We have recently hired a full-time accountant and we are seeking to hire a permanent Chief Financial Officer and possibly other employees or consultants, as well as realign responsibilities in our financial and accounting review functions, to address these matters.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 14, 2015, we entered into the Agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 Units, each unit consisting of one share of our Preferred Stock and a Warrants to purchase one share of our Common Stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA and the balance for working capital.

The Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Preferred Stock can be voted for the number of shares of Common Stock into which the Preferred Stock could then be converted, which initially is one-for-one.

The Preferred Stock is convertible into Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions. The Preferred Stock is mandatorily convertible not sooner than the earlier to occur of (i) the later of (x) January 31, 2017 or (y) 60 days after the date on which the Company files its quarterly report on Form 10-Q for the period ending September 30, 2016 (the “Redemption Expiration Date”); or (ii) the date on which the Company received the written, irrevocable decision of NMM not to require a redemption of the Preferred Stock (as described in the following paragraph), in the event that the Company engages in one or more transactions resulting in gross proceeds of not less than $5,000,000, not including the proceeds of the transaction with NMM.

At any time prior to conversion and through the Redemption Expiration Date, the Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, are less than $60,000,000. In such event, the Company shall have up to one year from the date of the notice of redemption by NMM to redeem the Preferred Stock, the Warrants and any shares of Common Stock issued in connection with the exercise of any Warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed.

The Warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. Alternatively, the Warrants may be exercised pursuant to a “cashless exercise” feature, for that number of shares of Common Stock determined by dividing (x) the aggregate Fair Market Value (as defined in the Warrant) of the shares in respect of which the Warrant is being converted minus the aggregate Warrant Exercise Price (as defined in the Warrant) of such shares by (y) the Fair Market Value of one share of Common Stock. The Warrants are not separately transferable from the Preferred Stock. The Warrants are subject to redemption in the event the Preferred Stock is redeemed by NMM, as described above.

Pursuant to the Agreement, NMM has the right to designate to the Nominating/Corporate Governance Committee of the Board of Directors one person to be nominated as a director of the Company. Prior to the time of such appointment or election, one person designated by the Purchaser shall have observer status, without a vote, on the Board of Directors.

Without the written consent of NMM, between the Closing Date and the six month anniversary of the Closing Date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other Person engaged in the business of being a medical service organization (MSO), accountable care organization (ACO) or independent practice association (IPA), or enter into any agreement with respect to any of the foregoing.

The securities were sold by the Company to NMM in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

As previously reported in a Current Report on Form 8-K dated September 25, 2015, on September 21, 2015, Mitchell Creem resigned as Chief Financial Officer of the Company, not as a result of any disagreement with the Board or the Company’s management. William R. Abbott, the Company’s Controller, was appointed as Interim Chief Financial Officer.

As previously reported in a Current Report on Form 8-K dated October 16, 2015, on October 12, 2015, Warren Hosseinion, M.D. was appointed by the Board of Directors to serve as the Secretary of Apollo Medical Holdings, Inc. effective immediately, to fill the vacancy created by the previous resignation of Mitchell Creem from all positions he held with the Company.

Also on October 12, 2015, the Board of Directors of the Company amended Section 3.1 of the Company’s Restated Bylaws to provide that the authorized number of directors shall be fixed from time to time by the board of directors, provided that the authorized number of directors shall not be less than one.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation, as amended on October 16, 2015

3.2*	Restated Bylaws, as amended on October 12, 2015

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer

31.2*	Certification by Chief Financial Officer

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 16, 2015	By:	/s/ William R. Abbott
William R. Abbott
Chief Financial Officer
(Principal Financial and Accounting Officer)

