Form 10-Q/A
period 2015-09-30
Apollo Medical Holdings, Inc.
filed 2015-11-17
CIK 1083446

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

Explanatory Note

Apollo Medical Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 16, 2015 (“Form 10-Q”), for the sole purpose of submitting Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the Interactive Data Files for the Company’s Form 10-Q for the quarter ended September 30, 2015.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks only as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to such original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1**	Certificate of Incorporation, as amended on October 16, 2015

3.2**	Restated Bylaws, as amended on October 12, 2015

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer

31.2*	Certification by Chief Financial Officer

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. section 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
** Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 16, 2015	By:	/s/ William R. Abbott
William R. Abbott
Chief Financial Officer
(Principal Financial and Accounting Officer)