Form 10-Q
period 2015-12-31
Apollo Medical Holdings, Inc.
filed 2016-02-16
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No.

001-37392

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

Common Stock, $0.001 Par Value

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

As of February 12, 2016, there were 5,738,389 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital;

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few larger payors;

•	whether or not we receive an “all or nothing” annual payment from the Centers for Medicare & Medicaid Services (“CMS”) in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	changes in Federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy and the integration of any acquired assets with our existing operations;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Affordable Care Act, the rules and regulations promulgated thereunder and any executive action with respect thereto.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 26 of our Annual Report on Form 10-K/A for the year ended March 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2015.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,644,722	$5,014,242
Accounts receivable, net	3,654,703	3,801,584
Other receivables	514,819	208,288
Due from affiliates	20,052	36,397
Prepaid expenses	350,078	278,922
Deferred financing costs, net, current	8,235	513,646
Total current assets	9,192,609	9,853,079

Deferred financing costs, net, non-current	-	264,708
Property and equipment, net	1,219,889	582,470
Restricted cash	530,000	530,000
Intangible assets, net	1,236,622	1,377,257
Goodwill	2,168,833	2,168,833
Other assets	219,646	218,716
TOTAL ASSETS	$14,567,599	$14,995,063

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,712,500	$3,340,594
Medical liabilities	1,939,181	1,260,549
Note and line of credit payable, net of discount, current portion	88,764	327,141
Convertible notes payable, net of discount, current portion	1,093,948	1,037,818
Total current liabilities	6,834,393	5,966,102

Notes payable, net of discount, non-current portion	-	6,234,721
Convertible notes payable, net of discount	-	1,457,103
Warrant liability	2,088,889	2,144,496
Deferred rent liability	680,336	11,610
Deferred tax liability	180,408	171,215
Total liabilities	9,784,026	15,985,247

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

MEZZANINE EQUITY Series A Preferred stock, par value $0.001; 5,000,000 shares authorized; 1,111,111 and none issued and outstanding as of December 31, 2015 and March 31, 2015, respectively. Liquidation preference of $9,999,999 and none at December 31, 2015 and March 31, 2015, respectively.	7,077,778	-

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001; 100,000,000 shares authorized, 5,463,389 and 4,863,389 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	5,463	4,863
Additional paid-in-capital	19,418,643	16,517,985
Accumulated deficit	(24,039,865)	(19,340,521)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(4,615,759)	(2,817,673)
Non-controlling interest	2,321,554	1,827,489
Total stockholders' deficit	(2,294,205)	(990,184)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$14,567,599	$14,995,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenues	$10,659,708	$7,642,474	$32,233,441	$23,402,254

Costs and expenses
Cost of services	8,463,541	6,090,345	24,295,598	15,511,829
General and administrative	3,510,045	2,889,598	11,187,891	8,350,837
Depreciation and amortization	145,594	194,060	287,029	399,240
Total costs and expenses	12,119,180	9,174,003	35,770,518	24,261,906

Loss from operations	(1,459,472)	(1,531,529)	(3,537,077)	(859,652)

Other (expense) income
Interest expense	(100,983)	(362,935)	(530,203)	(969,060)
Gain on change in fair value of warrant and conversion feature liabilities, net	430,396	358,433	313,530	480,568
Loss on debt extinguishment	(266,364)	-	(266,364)	-
Other	(100,344)	112,648	(94,431)	51,736
Total other (expense) income	(37,295)	108,146	(577,468)	(436,756)

Loss before provision for income taxes	(1,496,767)	(1,423,383)	(4,114,545)	(1,296,408)
Income tax (benefit) provision	36,196	(31,944)	(57,251)	66,647
Net loss	(1,532,963)	(1,391,439)	(4,057,294)	(1,363,055)
Net income attributable to non-controlling interest	(152,648)	(300,144)	(642,050)	(629,959)
Net loss attributable to Apollo Medical Holdings, Inc.	$(1,685,611)	$(1,691,583)	$(4,699,344)	$(1,993,014)
Other comprehensive loss:
Unrealized loss on change in value of marketable securities	-	(33,088)	-	-
Comprehensive loss	$(1,685,611)	$(1,724,671)	$(4,699,344)	$(1,993,014)

NET LOSS PER SHARE:
BASIC	$(0.31)	$(0.35)	$(0.93)	$(0.41)
DILUTED	$(0.31)	$(0.35)	$(0.93)	$(0.41)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	5,365,563	4,875,955	5,031,389	4,900,909
DILUTED	5,365,563	4,875,955	5,031,389	4,900,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,057,294)	$(1,363,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	196,000	64,811
Depreciation and amortization expense	287,029	399,240
Gain on sale of marketable securities	-	(49,791)
Deferred income tax	9,193	13,026
Stock-based compensation expense	179,290	1,132,210
Loss on debt extinguishment	266,364	-
Amortization of financing costs	77,787	91,960
Amortization of debt discount	(42,036)	288,583
Change in fair value of warrant and conversion feature liability	(313,530)	(480,568)
Changes in assets and liabilities:
Accounts receivable	(49,119)	(850,823)
Other receivables	96,249	(12,431)
Due from affiliates	16,345	80,298
Prepaid expenses and advances	(71,156)	2,741
Deferred financing costs	517,134	-
Other assets	(930)	(102,690)
Accounts payable and accrued liabilities	371,906	606,968
Deferred rent liability	9,366	-
Medical liabilities	678,632	831,836
Net cash (used in) provided by operating activities	(1,828,770)	652,315
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash and cash equivalents acquired	-	(3,076,233)
Proceeds from sales of marketable securities	-	438,884
Property and equipment acquired	(165,980)	(37,210)
Net cash used in investing activities	(165,980)	(2,674,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	10,000,000	-
Proceeds from issuance of convertible note payable	-	2,000,000
Proceeds from line of credit	-	1,000,000
Repayments on line of credit	(1,000,000)	-
Principal payments on term note payable	(6,527,500)	(813,582)
Contribution by non-controlling interest	-	586,111
Distributions to non-controlling interest	(595,418)	(600,000)
Repurchase of equity interests	(251,852)	(10,000)
Debt issuance costs	-	(20,000)
Net cash provided by financing activities	1,625,230	2,142,529
NET CHANGE IN CASH & CASH EQUIVALENTS	(369,520)	120,285
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,014,242	6,831,478
CASH & CASH EQUIVALENTS, END OF PERIOD	$4,644,722	$6,951,763
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$499,015	$514,222
Income taxes paid	$93,950	$18,588
Non-Cash Investing and Financing Activities:
Holdback liability	$-	$376,236
Issuance of convertible note warrant	$-	$487,620
Convertible note conversion feature	$-	$578,155
Warrant liability issued in connection with preferred stock	$2,922,222	$-
Issuance of common stock on conversion of warrants	$1,657,500
Issuance of common stock on conversion of convertible note	$1,402,500	$-
Acquisition related warrant consideration	$-	$132,000
Acquisition related consideration fair value of membership interests issued by consolidated subsidiary	$-	$274,148
Acquisition related deferred tax liabilities	$-	$172,946
Tenant improvement allowance	$659,360	$-
Change in Non-controlling interest ownership	$338,032	$-

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

ApolloMed serves Medicare, Medicaid and health maintenance organization (“HMO”) patients, and uninsured patients, in California. The Company provides services primarily to patients who are covered by private or public insurance, although the Company derives a small portion of its revenue from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians who provide services primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), and ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”) (which was formed on January 4, 2016 to acquire certain assets from a third party in January 2016 (see Note 11)). Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”) and Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”). Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”).

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

The Company, through its subsidiary ApolloMed ACO, participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore the Company did not receive any incentive payment in fiscal year 2016.

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

The Company has a history of operating losses and as of December 31, 2015 has an accumulated deficit of approximately $24 million, and during the nine months ended December 31, 2015 net cash used in operating activities was approximately $1.8 million.

The primary source of liquidity as of December 31, 2015 consists of cash on hand of approximately $4.6 million. Management has prepared internal forecasts, which it believes will provide a path to future profitability. Additionally, implementation of the Company’s future growth plans is partially dependent on MSSP revenue, which is contingent upon the realization of program savings as determined by the CMS. Non-receipt of “all or nothing” annual payments from the MSSP, as occurred during fiscal 2016, will adversely impact the liquidity of the Company.

On October 14, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Network Medical Management, Inc. (“NMM”), pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 investment units (the “Units”), each Unit consisting of one share of the Company’s Series A Preferred Stock (the “Preferred Stock”) and a stock purchase warrant (the “Warrant”) to purchase one share of the Company’s common stock (the “Common Stock”) at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA of Nevada, Inc. under a term loan and revolving credit facility in the then-outstanding aggregate amount of $7,304,506, consisting of $7,282,500 principal plus $22,006 of accrued interest, and the balance of which was used for working capital purposes (see Note 9).

Management is uncertain whether ongoing requirements for working capital, debt service and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. Furthermore, the Company may need to obtain additional financing or reduce its cost of operations to meet its ongoing liquidity requirements and there is no assurance that the Company will be successful in doing so.

2.	Summary of Significant Accounting Policies

Accounting Principles

These unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary, and should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015, with the SEC on July 29, 2015.

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and APS, which provides home health and hospice medical services and owns BCHC and HCHHA and in which a non-controlling interest in APS contributed $586,111 in cash; and (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach by the Company.

Through the management agreements and the Company’s relationship with the stockholders or members of the PPCs, the Company has exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Consequently, as the Company has determined that it is the primary beneficiary, the Company consolidates the revenue and expenses of each PPC from the date of execution of the applicable management agreement.

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

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMO‘s finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMO’s and management service organizations (“MSOs”). Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment” model, which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

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

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. These incentives, which are included in other revenues, are generally recorded in the third and fourth quarters of the fiscal year and are only recorded when such amounts are known.

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at December 31, 2015 and March 31, 2015. (See Note 2 below).

Medicare Shared Savings Program Revenue

The Company, through its subsidiary ApolloMed ACO, participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received. Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore the Company did not receive any incentive payment in fiscal year 2016.

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

Property and Equipment

During the three months ended December 31, 2015, the Company increased its property and equipment primarily by approximately $660,000 in connection with recently completed tenant improvements in connection with the lease for its corporate offices (see Note 10).

Goodwill and Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

At least annually, management internally assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The fair value is evaluated based on market capitalization determined using average share prices within a reasonable period of time near the selected testing date (i.e., fiscal year-end).

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

Concentrations

The Company has a small number of major class of payors that contributed the following percentage of net revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Governmental - Medicare/Medi-Cal	30%	55%	32%	63%
L.A Care	17%	**	16%	**
Healthnet	10%	**	11%	**

* Represents less than 10%

** Not a payor during this time period

Receivables from one class of payor amounted to the following percentage of total accounts receivable for the periods indicated:

	December 31, 2015	March 31, 2015
Governmental - Medicare/Medi-Cal	34%	22%

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

The Company’s medical liabilities were as follows:

	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
Balance, beginning of period	$1,260,549	$552,561

Incurred health care costs:
Current year	5,579,435	4,211,231

Acquired medical liabilities (see Note 3)	-	458,378

Claims paid:
Current year	(4,069,875)	(3,245,283)
Prior years	(1,129,545)	(90,367)
Total claims paid	(5,199,420)	(3,335,650)

Risk pool settlement	-	(384,869)
Accrual for net deficit from full risk capitation contracts	388,895	544,041

Adjustments	(90,278)	(785,143)
Balance, end of period	$1,939,181	$1,260,549

Deferred Financing Costs

Costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method (see Note 6).

At March 31, 2015, there was approximately $514,000 of deferred financing costs related to the Company’s planned public offering, which was anticipated to close during the second quarter of fiscal 2016. It was determined subsequently that the offering would be postponed more than 90 days and these costs, which included legal, accounting and regulatory fees, were expensed to general and administrative expense in the quarter ended June 30, 2015 and included in the accompanying statement of operations for the nine month period ended December 31, 2015.

During the three months ended December 31, 2015, the Company wrote off approximately $175,000 related to the conversion of NNA indebtedness as part of the loss on debt extinguishment expense (see Note 6).

Income Taxes

Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements.

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 9. The value of stock-based awards is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. From time to time, the Company issues restricted common stock to certain of its employees, directors and consultants with a repurchase obligation feature that lapses based on performance of services in the future.

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

The fair values of the Company’s financial instruments are measured on a recurring basis. The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, due from affiliates, accounts payable and accrued expenses and medical liabilities approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Term Loan and the Convertible Notes with NNA approximates fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

Out of Period Correction – September 30, 2015

During the quarter ended September 30, 2015, following a review of the terms of certain derivative instruments entered into on March 28, 2014, management determined that a warrant liability was incorrectly valued which resulted in certain amounts being incorrectly stated in prior periods. Based on an analysis of the resulting adjustments, management determined that the prior consolidated financial statements were not considered to be materially misstated. Accordingly, the Company recorded an out of period correction in the current period to properly record the valuation of its warrant liability, unamortized debt discount and deferred financing costs. In connection with the corrections made to the debt discount, the current period effect on the statement of cash flows is a gain on amortization of debt discount. The following is a summary of the out of period correction made as of September 30, 2015:

	As of and for the three months ended June 30, 2015 (as filed, before NNA error adjustment)	Out-of- period correction adjustment booked during the three months ended September 30, 2015	As of and for the three months ended June 30, 2015 (as adjusted)
Deferred financing costs	$235,093	$14,937	$250,030

Note and line of credit payable, net of discount	$6,624,548	$764,208	$7,388,756

Warrant liability	$2,308,620	$(999,724)	$1,308,896

Interest expense	$360,402	$(250,453)	$109,949

Loss on change in fair value of warrant and conversion feature liabilities	$213,718	$168,412	$382,130

 Warrant Liability

In October 2015, the Company issued a warrant in connection with the 2015 NMM financing that required liability classification (see Note 6). The fair value of the warrant liability of approximately $2.1 million at December 31, 2015 was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.8 years, risk free rate of 1.71%, no dividends, volatility of 65.7%, share price of $4.75 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued in the NMM financing. The fair value was estimated at issuance using the Monte Carlo valuation model, using the following inputs: term of 5 years, risk free rate of 1.3%, no dividends, volatility of 63.3%, share price of $6.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued in the NMM financing.

The fair value of the warrant liability of approximately $2.1 million at March 31, 2015 relates to warrants previously issued to NNA and was estimated at March 31, 2015 using the Monte Carlo valuation model, using the following inputs: term of 6.0 years, risk free rate of 1.53%, no dividends, volatility of 57.4%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of down-round financing. This warrant was exercised in October 2015 and the related liability was marked to fair value and reclassified to additional paid-in capital on such date.

Conversion feature liability

The fair value of the $442,358 conversion feature liability (included in convertible note payable) at March 31, 2015 issued in connection with the 2014 NNA financing of the Company’s 8% Convertible Note was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.0 years, risk free rate of 1.1%, no dividends, volatility of 47.6%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial conversion price of $10.00 per share. The 8% Convertible Note was converted in October 2015 and the related liability was marked to fair value and reclassified to additional paid-in capital on such date.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

December 31, 2015

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,088,889	$2,088,889

March 31, 2015

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,144,496	$2,144,496
Conversion feature liability	-	-	442,358	442,358
	$-	$-	$2,586,854	$2,586,854

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three and nine months ended December 31, 2015:

	Three Months Ended December 31, 2015			Nine Months Ended December 31, 2015
	Warrant Liability	Conversion Feature Liability	Total	Warrant Liability	Conversion Feature Liability	Total

Balance, beginning of period	$1,315,846	$388,150	$1,703,996	$2,144,496	$442,358	$2,586,854
Fair value of warrant – NMM	2,922,222	-	2,922,222	2,922,222	-	2,922,222
Loss (gain) on change in fair value of warrant and conversion feature liability	(525,150)	94,754	(430,396)	(354,076)	40,546	(313,530)
Conversion of warrants and convertible note - NNA	(1,624,029)	(482,904)	(2,106,933)	(1,624,029)	(482,904)	(2,106,933)
Warrant out of period correction, as adjusted	-	-	-	(999,724)	-	(999,724)
Balance, as adjusted, end of period	$2,088,889	$-	$2,088,889	$2,088,889	$-	$2,088,889

The change in fair value of the warrant and conversion feature liability is included in the accompanying condensed consolidated statements of operations and comprehensive loss. The fair value of the conversion feature liability is reflected in the accompanying consolidated balance sheet together with the carrying value of the convertible notes.

Pursuant to the Second Amendment and Conversion Agreement (the “Conversion Agreement”) among the Company, NNA and certain other parties (see Note 6), the Company issued a total of 325,000 shares of Common Stock to NNA in exchange for the conversion feature liability and all warrant liability related to instruments held by NNA with a fair value of $482,904 and $1,624,029, respectively as of October 14, 2015, which resulted in a reclassification of derivative to additional paid-in capital of $2,106,933. Pursuant to an Investment Agreement (the “Investment Agreement”) between the Company and NNA, NNA had the right to purchase 300,000 shares of Common Stock at an exercise price of $10 per share and 200,000 shares at an exercise price of $20 per share, in each case subject to anti-dilution adjustments.

Non-Controlling Interests

The non-controlling interests recorded in the Company’s condensed consolidated financial statements include the pre-acquisition equity of those PPC’s in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management agreements entered into with these entities owned by third-party physicians. These agreements provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties, as well as income or losses attributable to certain non-controlling interests. Non-controlling interests also represent third-party minority equity ownership interests which are majority-owned by the Company.

During the three months ended December 31, 2015, the Company entered a settlement agreement with a shareholder of the one of the Company’s majority owned subsidiaries. In connection with the settlement agreement, the former shareholder received approximately $400,000 in exchange for his interest in such subsidiary, resulting in an increase in the Company’s ownership interest in APS from 51% to 56%.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Options	542,694	3,985,656	560,938	4,343,873
Warrants	162,398	851,026	175,035	1,381,839
Convertible Notes	275,000	102,362	275,000	610,537
	980,092	4,939,044	1,010,973	6,336,249

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) amended the FASB Accounting Standards Codification and created a new Topic ASC 606, “ Revenue from Contracts with Customers ” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in Topic 605, “ Revenue Recognition ,” and most industry-specific guidance throughout the Industry Topics of the Codification. For annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2017, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. The FASB recently issued ASU 2015-14 to defer the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. Accordingly the revised mandatory adoption date of ASC 606 is April 1, 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, requires both issuers and investors to apply the “whole instrument” approach to determine whether the host contract in a hybrid instrument in the form of a share is more like debt or equity. In applying the clearly- and closely-related criterion under Subtopic 815-15 to such an instrument, an entity should determine the nature of the host contract (i.e., debt-like versus equity-like) by considering all stated and implied substantive terms and features of the hybrid financial instrument. The ASU specifies certain attributes to be considered in this evaluation. The amendments do not change the criteria for when an embedded derivative should be bifurcated from the host contract, nor do they alter the accounting when such bifurcation is required. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30).  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements. Early adoption is permitted as of the beginning of any interim or annual reporting period. Entities may adopt the guidance prospectively or retrospectively. Certain transition disclosures are required.

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

Reclassifications

Certain reclassifications have been made to the accompanying March 31, 2015 consolidated financial statements to conform them to the December 31, 2015 presentation.

3.	Acquisitions

During the nine months ended December 31, 2014, the Company acquired SCHC, AKM BCHC and HCHHA for a total cash consideration of $3,076,233, net of cash acquired of $692,158, detailed as follows:

SCHC	$2,428,391
AKM	140,000
BCHC	900,000
HCHHA	300,000
Less: cash acquired	(692,158)
Total	$3,076,233

The results of the operations of SCHC, AKM, BCHC and HCHHA have been included in the Company’s condensed consolidated financial statements since July 21, 2014, May 30, 2014, October 27, 2014 and October 27, 2014, respectively.

4.	Intangible Assets

Intangible assets, net consisted of the following:

December 31, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(23,440)	16,560
Non-compete	185,400	(84,488)	100,912
Payor relationships	107,000	(32,100)	74,900
Network relationships	220,000	(62,333)	157,667
Trade name	257,000	(74,417)	182,583
Totals	$1,513,400	$(276,778)	$1,236,622

March 31, 2015	Gross Amounts	Accumulated Amortization	Net
Indefinite-lived assets:
Medicare license	$704,000	$-	$704,000

Amortized intangible assets:
Exclusivity	40,000	(15,940)	24,060
Non-compete	185,400	(41,428)	143,972
Payor relationships	107,000	(16,050)	90,950
Network relationships	220,000	(29,333)	190,667
Trade name	257,000	(33,392)	223,608
Totals	$1,513,400	$(136,143)	$1,377,257

The amortization expense for the three and nine months ended December 31, 2015 was approximately $47,000 and $141,000, respectively. The amortization expense for the three and nine months ended December 31, 2014 was approximately $110,000 and $241,000 respectively.

Future amortization expense is estimated to be as follows for each of the five following years ending March 31,:

2016 (remaining three months)	$46,542
2017	185,001
2018	146,538
2019	114,658
2020	39,883
Total	$532,622

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	March 31,
	2015	2015
Accounts payable	$1,955,606	$1,377,817
Physician share of MSSP	62,000	62,000
Accrued compensation	1,422,576	1,469,132
Income taxes payable	89,030	185,051
Accrued interest	41,480	55,529
Accrued professional fees	141,808	202,675
	$3,712,500	$3,352,204

6.	Notes and Lines of Credit Payable

Notes and lines of credit payable consist of the following:

	December 31,	March 31,
	2015	2015
Term loan payable to NNA due March 28, 2019 (repaid in October 2015), net of debt discount of $- (December 31, 2015) and $1,060,401 (March 31, 2015)	$-	$5,467,098
Line of credit payable to NNA due March 28, 2019 (repaid in October 2015)	-	1,000,000
Unsecured revolving line of credit due to a financial institution due June 5, 2016	88,764	94,764
	$88,764	$6,561,862
Less: current	(88,764)	(327,141)
Noncurrent	$-	$6,234,721

NNA Credit Agreements

In 2013, the Company entered into a $2,000,000 secured revolving credit facility (the “Revolving Credit Agreement”) with NNA, an affiliate of Fresenius Medical Care Holdings, Inc.  On December 20, 2013, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2,000,000 to $4,000,000.  This facility was repaid in October 2015, as explained in more detail below.

2014 NNA Financing

On March 28, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which NNA, extended to the Company (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014. The Term Loan and Revolving Loan were both originally scheduled to mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Term Loan may be prepaid at any time without penalty or premium. The loans made under the Credit Agreement were secured by substantially all of the Company’s assets, and were guaranteed by the Company’s subsidiaries and consolidated medical corporations. The guarantees of these subsidiaries and consolidated entities were in turn secured by substantially all of the assets of the subsidiaries and consolidated entities providing the guaranty.

Concurrently with the Credit Agreement, the Company also entered into a Pledge and Security Agreement with NNA (the “Pledge and Security Agreement”), whereby all of the issued and outstanding shares, interests or other equivalents of capital stock of a direct subsidiary of the Company (not including any entity that carries on the practice of medicine) were considered pledged interests. Pledged interests as of the date of the Pledge and Security Agreement included 100% of AMM, PCCM, VMM common stock and 72.77% of ApolloMed ACO common stock.

Concurrently with the Credit Agreement, the Company entered into the Investment Agreement with NNA, pursuant to which the Company issued to NNA an 8% Convertible Note in the original principal amount of $2,000,000 (the “Convertible Note”). The Company drew down the full principal amount of the Convertible Note on July 30, 2014 (see Note 7). The Convertible Note would have matured on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Company could redeem amounts outstanding pursuant to the Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding pursuant to the Convertible Note were convertible at NNA’s sole election into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The Company’s obligations under the Convertible Note were guaranteed by its subsidiaries and consolidated medical corporations.

Under the Investment Agreement, the Company issued to NNA warrants to purchase up to 300,000 shares of the Company’s common stock at an initial exercise price of $10.00 per share and warrants to purchase up to 200,000 shares of the Company’s common stock at an initial exercise price of $20.00 per share (collectively, the “Warrants”).

The Term Loan accrued interest at a rate of 8.0% per annum. A portion of the principal amount of the Term Loan was repaid on the last business day of each calendar quarter; the Term Loan provided for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year.

The Revolving Loan bore interest at the rate of three month LIBOR plus 6.0% per annum. The Company had borrowed $1,000,000 under the Revolving Loan at March 31, 2015.

The Company incurred $235,119 in third party costs related to the 2014 NNA financing, which were allocated to the related debt and equity instruments based on their relative fair values, of which $176,218 was classified as deferred financing costs and amortized over the life of the loan using the effective interest method.

On November 17, 2015, we entered into the Conversion Agreement with NNA, Warren Hosseinion and Adrian Vazquez. Pursuant to the Conversion Agreement, we agreed to issue 275,000 shares of our Common Stock and to pay accrued and unpaid interest of $47,112, to NNA in full satisfaction of NNA’s conversion and other rights under the 8% Convertible Note dated March 28, 2014, issued by us to NNA, in the principal amount of $2,000,000. Pursuant to the Conversion Agreement, we also agreed to issue a total of 325,000 shares of our Common Stock to NNA in exchange for all Warrants held by NNA, under which NNA had the right to purchase 300,000 shares of our Common Stock at an exercise price of $10 per share and 200,000 shares at an exercise price of $20 per share, in each case subject to anti-dilution adjustments.

The Conversion Agreement also amended certain terms of the Registration Rights Agreement dated March 28, 2014, between us and NNA, with respect to the timing of the filing deadline for a resale registration statement covering NNA’s registrable securities. The Conversion Agreement also amended the Investment Agreement dated March 28, 2014, between us and NNA, (i) to delete NNA’s right to subscribe to purchase a pro rata share of certain new equity securities that may be issued by us in the future and (ii) to provide that NNA must hold at least 200,000 shares of our Common Stock to have the right (y) to appoint a representative to attend all meetings of the Company’s Board of Directors and any committee thereof in a non-voting observer capacity, and (z) to have a representative nominated as a member of the Company’s Board and each committee thereof, including without limitation the Company’s compensation committee.

On October 14, 2015, the Company entered into the Agreement with NMM pursuant to which the Company sold to NMM 1,111,111 Units, each Unit consisting of one share of Preferred Stock and one Warrant, for a total purchase price of $10,000,000, the proceeds of which were used by the Company primarily to repay the Revolving Loan and Term Loan owed by the Company to NNA and the balance was used for working capital purposes (see Note 9). The Company repaid approximately $7.5 million of the then outstanding NNA debt obligations and recorded a loss on debt extinguishment of approximately $266,000 related to this transaction.

Unsecured revolving line of credit

Included in “Notes and lines of credit payable” in the accompanying consolidated balance sheet is a $100,000 revolving line of credit with MUFG Union Bank, N.A., of which $88,764 and $94,764 was outstanding at December 31, 2015 and March 31, 2015, respectively. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at December 31, 2015 and at March 31, 2015), interest only is payable monthly, and the line of credit matures June 5, 2016. The line of credit is unsecured.

Other lines of credit

LALC has a line of credit of $230,000 with JPMorgan Chase Bank, N.A. The Company has not borrowed any amount under this line of credit as of December 31, 2015 and March 31, 2015.

BAHA has a line of credit of $150,000 with First Republic Bank. The Company has not borrowed any amount under this line of credit as of December 31, 2015 and March 31, 2015. The line of credit is subject to renewal on April 27, 2016.

Interest expense associated with the notes and lines of credit payable consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Interest expense	$18,136	$156,450	$316,915	$444,448
Amortization of loan fees and discount	1,966	72,765	107,070	215,689
Out of period adjustment	-	-	(250,453)	-
	$20,102	$229,215	$173,532	$660,137

7.	Convertible Notes Payable

Convertible notes payable consist of the following:

	December 31,	March 31,
	2015	2015
9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $6,052 (December 31, 2015) and $62,182 (March 31, 2015)	$1,093,948	$1,037,818
8% Senior Subordinated Convertible Note Payable to NNA due March 28, 2019, net of debt discount of $985,255 (March 31, 2015) – converted in October 2015	-	1,014,745
Conversion feature liability	-	442,358
	$1,093,948	$2,494,921
Less: current	(1,093,948)	(1,037,818)
Noncurrent	$-	$1,457,103

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

Subsequent to December 31, 2015, certain holders of the 9% Notes converted an aggregate of approximately $420,000 of outstanding principal and accrued interest into approximately 105,000 shares of the Company’s common stock (see Note 11).

8% Convertible Note Issued to NNA

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

From the proceeds of the transactions with NMM (see Note 9) on October 15, 2015, the Company repaid its outstanding term loan and revolving credit facility with NNA pursuant to the Credit Agreement in the then-outstanding aggregate amount of $7,304,506, consisting of $7,282,500 principal plus $22,006 of accrued interest. Additionally, NNA converted the 8% Convertible Note and exercised all of its related Warrants.

Interest expense associated with the convertible notes payable consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Interest expense	$36,481	$66,188	$168,052	$144,069
Amortization of loan fees and discount	44,400	67,532	188,619	164,854
	$80,881	$133,720	$356,671	$308,923

8.	Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Significant management judgment is required in determining the Company’s provision for income taxes and the recoverability of the Company’s deferred tax assets. Such determination is based primarily on the Company’s historical taxable income, with some consideration given to the Company’s estimates of future taxable income by jurisdictions in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of December 31, 2015 and March 31, 2015. The Company is subject to U.S. federal income tax, as well as California state tax.

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

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of December 31, 2015, there were no shares available for grant under the 2010 Plan.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder and provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. As of December 31, 2015 there were no shares available for future grants under the 2013 Plan.

On December 15, 2015, the Company’s Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder and provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The Company will seek approval of the 2015 Plan from its stockholders at the next meeting of stockholders and must receive such approval prior to December 15, 2016 or the 2015 Plan will be null and void and any grants made under the 2015 Plan will be canceled. As of December 31, 2015, there were 1,500,000 shares available for future grants under the 2015 Plan.

Preferred Stock

On October 14, 2015, Company entered into the Agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 Units, each Unit consisting of one share of the Company’s Preferred Stock and a Warrant to purchase one share of the Company’s common stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA and the balance for working capital purposes.

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

At any time prior to conversion and through the earlier to occur of (i) the later of (x) January 31, 2017 or (y) 60 days after the date on which the Company files its quarterly report on Form 10-Q for the period ending September 30, 2016 (the “Redemption Expiration Date”), the Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, are less than $60,000,000. In such event, the Company shall have up to one year from the date of the notice of redemption by NMM to redeem the Preferred Stock, the Warrants and any shares of Common Stock issued in connection with the exercise of any Warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described above shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed. Per ASC-480, as the redemption feature is not solely within the control of the Company and the Preferred Stock does not qualify as permanent equity, the Preferred Stock will be classified as temporary equity.

The Warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The Warrants are not separately transferable from the Preferred Stock. The Warrants are subject to redemption in the event the Preferred Stock is redeemed by NMM, as described above. Accordingly, the Company has accounted for such warrants as derivative liabilities upon grant and has marked such liability to its fair value at December 31, 2015.

Without the written consent of NMM, between the closing date and the nine-month anniversary of the closing date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other person engaged in the business of being a MSO, ACO or IPA, or enter into any agreement with respect to any of the foregoing.

Share Issuances

Common Shares

Pursuant to the Conversion Agreement (see note 6), in October 2015, the Company issued 275,000 shares of Common Stock, together with payment in cash for all accrued and unpaid interest, in full satisfaction of NNA’s conversion and other rights under the 8% Convertible Note dated March 28, 2014. In addition, the Company issued a total of 325,000 shares of Common Stock to NNA in exchange for all warrants held by NNA, under which NNA had the right to purchase 300,000 shares of Common Stock at an exercise price of $10.00 per share and 200,000 shares at an exercise price of $20.00 per share, in each case subject to anti-dilution adjustments. The estimated fair value of 275,000 and 325,000 shares of common stock was $1,402,500 and $1,657,500, respectively, which were computed based on the market price of the Share, less a 15% marketability discount or an adjusted stock price of $5.10 per share. The marketability discount is based on management’s best estimate for its common stock at the time of the transaction.

Restricted Stock

A summary of the Company’s restricted stock sold to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows:

		Weighted Average Remaining Vesting	Weighted Average Per Share	Weighted- average Per Share
		Life	Intrinsic	Grant Date
	Shares	(In years)	Value	Fair Value
Unvested or unlapsed shares at March 31, 2015	12,222	0.3	$0.50	$4.10
Granted	-
Vested / lapsed	(12,222)	-
Forfeited	-	-	-	-
Unvested or unlapsed shares at December 31, 2015	-	-	-	-

Options

Stock option activity for the nine-month period ended December 31, 2015 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2015	776,500	$4.69	7.4	$1.50
Granted	-
Cancelled	-
Exercised	-
Expired	-
Forfeited	(86,500)	2.63
Balance, December 31, 2015	690,000	$3.35	7.1	2.57
Vested and exercisable, December 31, 2015	619,181	$2.67	7.0	2.86

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

The following table summarizes the stock awards under the ACO Plan during the nine months ended December 31, 2015:

	Shares	Weighted Average Remaining Vesting Life (Years)	Weighted Average Per Share Intrinsic Value	Weighted Average Per Share Fair Value
Balance, March 31, 2015	3,752,004	0.1	$0.70	$0.07
Granted	-	-	-	-
Released	-	-	-	-
Balance, December 31, 2015	3,752,004	-	$0.70	$0.07
Vested and exercisable, end of period	3,748,675

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of December 31, 2015, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 Plan and 2013 Plan, and the ACO Plan’s and the weighted-average period of years expected to recognize those costs are as follows:

	Unrecognized Stock Compensation Cost	Weighted Average Remaining Vesting Period (Years)
Common stock options	$128,962	1.5
Restricted stock	$-	-
ACO Plan restricted stock	$-	-

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Stock-based compensation expense:
Cost of services	$1,227	$1,227	$3,682	$12,148
General and administrative	25,280	155,325	175,608	1,120,062
	$26,507	$156,552	$179,290	$1,132,210

Warrants

Warrants consisted of the following for the nine months ended December 31, 2015:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2015	$0.46	914,500
Granted	-	1,111,111
Exercised	-	(500,000)
Cancelled	-	-
Outstanding at December 31, 2015	$1.94	1,525,611

				Weighted
		Weighted		Average
Exercise Price Per Share	Warrants Outstanding	Average Remaining Contractual Life	Warrants Exercisable	Exercise Price Per Share
$1.15	125,000	0.6	125,000	$1.15
1.15	25,000	0.6	25,000	1.15
4.50	50,000	0.6	50,000	4.50
5.00	10,000	1.8	10,000	5.00
4.50	82,500	2.1	82,500	4.50
4.00	22,000	2.1	22,000	4.00
9.00	1,111,111	4.8	1,111,111	9.00
10.00	100,000	2.6	100,000	10.00
	1,525,611	3.9	1,525,611	7.80

October 14, 2015, in connection with the NMM financing, the Company issued a five-year stock purchase warrant to purchase up to 1,111,111 shares of common stock at an exercise price of $9.00 per share.

Authorized stock

At December 31, 2015 the Company is authorized to issue up to 100,000,000 shares of common stock pursuant to its Certificate of Incorporation, as amended. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of the 9% Notes, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s 2010 Plan, 2013 Plan and 2015 Plan. The number of shares of common stock reserved for these purposes is as follows at December 31, 2015:

Common stock issued and outstanding	5,463,389
Conversion of 9% Notes	275,000
Preferred stock	1,111,111
Warrants outstanding	1,525,611
Stock options outstanding	690,000
9,065,111

10.	Commitments and Contingencies

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

Office Move

In connection with the second amendment to the Company’s amended lease agreement dated October 14, 2014 (the “Second Amendment”), the Company relocated its headquarters to a larger suite in its current office building in October 2015. The Second Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises have been improved with an allowance of up to $659,360, provided by the Landlord, for construction and installation of equipment for the New Premises. Until the improved New Premises were available, the Company also used Suite No. 240 on a temporary basis. The Second Amendment also extends the term of the lease to be for approximately six years after the Company moves to the New Premises and increases the Company’s initial security deposit. The Second Amendment sets the New Premises base rent at $37,913 per month for the first year and provides for annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. However, the base rent will be abated by up to $228,049 subject to other terms of the lease.  In connection with the Second Amendment, the Company recorded deferred rent of approximately $670,000 at December 31, 2015.

In connection with a lease of different premises, the Company moved out of that space and does not intend to re-occupy such space. Accordingly, the Company recorded an expense of approximately $70,000 during the three months ended December 31, 2015.

The Company’s future minimum renal payments required under all operating leases are as follows (for complete fiscal year):

Year Ending March 31,
2016	$790,000
2017	860,000
2018	945,000
2019	950,000
2020	935,000
Thereafter	2,670,000
Total	$7,150,000

11.	Subsequent Events

In February 2016, certain holders of the 9% Notes converted an aggregate of approximately $420,000 of outstanding principal and accrued interest into an aggregate of approximately 105,000 shares of the Company’s common stock.

In January 2016, Apollo Care Connect acquired certain assets from a third party entity. According to the asset purchase agreement, the Company agreed to issue 275,000 shares of common stock in exchange for the acquired assets, the seller paid the Company $200,000. The fair value of the common stock issued was determined to be approximately $1.5 million (based on the closing market price of the Company’s common stock on the measurement date).

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

Overview

We are a patient-centered, physician-centric, integrated healthcare delivery company, working to provide coordinated, outcomes-based medical care in a cost-effective manner. We have built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. We believe that we are well-positioned to take advantage of changes in the U.S. healthcare industry as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

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

AppolloMed has built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. Our goal is to transform the delivery of healthcare services in the communities we serve by implementing innovative population health models and creating a patient-centered, physician-centric experience in a high performance environment of integrated care.

The original business owned by ApolloMed is AMH, a hospitalist company, which was incorporated in California in June, 2001 and which began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. ApolloMed was initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy in a competitive market by providing high-quality care and innovative solutions for our hospital and managed care clients. In 2012, we formed an ACO, ApolloMed ACO, and an IPA, MMG, and in 2013 we expanded our service offering to include integrated inpatient and outpatient services through MMG. In 2014, we added several complementary operations by acquiring an IPA and outpatient primary care and specialty clinics, as well as hospice/palliative care and home health entities.

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

Highlights

Our recent financial highlights, as more fully discussed below, include that for the three and nine months ended December 31, 2015 (unaudited), we had:

For the three months ended December 31, 2015 and 2014

•	Net revenue of $10.7 million, an increase of 39% from $7.6 million for the three months ended December 31, 2014, which net revenue consisted of approximately $4.2 million from our hospitalists, approximately $3.4 million from our IPAs, approximately $1.6 million from our clinics, and $1.5 million from our palliative care services; and

•	Generated loss from operations of $1.5 million, a decrease of 5% compared to loss from operations of $1.5 million in the comparable period of 2014.

For the nine months ended December 31, 2015

•	Net revenue of $32.2 million, an increase of 38% from $23.4 million for the nine months ended December 31, 2014 which net revenue consisted of approximately $11.9 million from our hospitalists, approximately $10.8 million from our IPAs, approximately $5.0 million from our clinics, and $4.5 million from our palliative care services; and

•	Generated loss from operations of $3.5 million, an increase of 312% compared to loss from operations of $0.9 million in the comparable period of 2014.

The Company, through its subsidiary ApolloMed ACO, participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore the Company did not receive any incentive payment in fiscal year 2016.

Results of Operations

The following sets forth selected data from of our results of operations for the periods presented:

	Three Months Ended December 31,				Nine Months Ended December 31,
			Change				Change
	2015	2014	$	%	2015	2014	$	%
Net revenues	$10,659,708	$7,642,474	$3,017,234	39.5%	$32,233,441	$23,402,254	$8,831,187	37.7%

Costs and expenses
Cost of services	8,463,541	6,090,345	2,373,196	39.0%	24,295,598	15,511,829	8,783,769	56.6%
General and administrative	3,510,045	2,889,598	620,447	21.5%	11,187,891	8,350,837	2,837,054	34.0%
Depreciation and amortization	145,594	194,060	(48,466)	-25.0%	287,029	399,240	(112,211)	-28.1%
Total costs and expenses	12,119,180	9,174,003	2,945,177	32.1%	35,770,518	24,261,906	11,508,612	47.4%
Loss from operations	(1,459,472)	(1,531,529)	72,057	-4.7%	(3,537,077)	(859,652)	(2,677,425)	311.5%

Other expense (income)
Interest expense	(100,983)	(362,935)	261,952	-72.2%	(530,203)	(969,060)	438,857	-45.3%
Gain on change in fair value of warrant and conversion feature liabilities	430,396	358,433	71,963	20.1%	313,530	480,568	(167,038)	-34.8%
Loss on debt extinguishment	(266,364)	-	(266,364)	100%	(266,364)	-	(266,364)	100%
Other	(100,344)	112,648	(212,912)	189%	(94,431)	51,736	(146,167)	283%

Total other expense (income)	(37,295)	108,146	(145,441)	-134.5%	(577,468)	(436,756)	(140,713)	32.2%

Loss before provision for income taxes	(1,496,767)	(1,423,383)	(73,384)	5.2%	(4,114,545)	(1,296,408)	(2,818,137)	217.4%

Income tax provision (benefit)	36,196	(31,944)	68,140	-213.3%	(57,251)	66,647	(123,898)	-185.9%

Net loss	(1,532,963)	(1,391,439)	(141,524)	10.2%	(4,057,294)	(1,363,055)	(2,694,239)	197.7%

Net income attributable to non-controlling interest	(152,648)	(300,144)	147,496	-49.1%	(642,050)	(629,959)	(12,091)	1.9%

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,685,611)	$(1,691,583)	5,972	-0.4%	$(4,699,344)	$(1,993,014)	$(2,706,330)	135.8%

Other comprehensive loss:
Unrealized change in value of marketable securities	-	(33,088)	33,088	100.0%	-	-	-	0.0%
Comprehensive loss	$(1,685,611)	$(1,724,671)	39,060	-2.3%	$(4,699,344)	$(1,993,014)	$(2,706,330)	135.8%

For the Three and Nine Months Ended December 31, 2015 and 2014

Net revenues

Net revenues for the three months ended December 31, 2015 increased by approximately $3.0 million, from $7.6 million to $10.7 million, or 40%, as compared to the same period of 2014. The increase in revenue was primarily due to an increase of $1.7 million in revenue from consolidating BAHA as a variable interest entity, an increase in incremental revenue of $1.1 million from the acquisitions of BCHC and HCHHA and an increase of $0.9 million in MMG revenues due to an increase in patient lives, partially offset by a $0.4 million decrease in hospitalist revenue, and an incremental revenue decrease of $0.3 million from AKM and SCHC.

Net revenues for the nine months ended December 31, 2015 increased by approximately $8.8 million, from $23.4 million to $32.2 million, or 38%, as compared to the same period of 2014. The increase in revenue was primarily due to a $4.8 million increase in MMG revenues, an increase of $4.3 million in revenue from consolidating BAHA as a variable interest entity, an increase of $4.1 million in incremental revenue from the acquisitions of BCHC and HCHHA, and an increase of $1.7 million in incremental revenue from the acquisitions of AKM and SCHC, partially offset by the $5.4 million ACO shared savings revenue recorded in the nine months ended December 31, 2014, which did not recur in the current period, and a $0.7 million decrease in hospitalist revenue.

Cost of services

Cost of services for the three months ended December 31, 2015 increased by approximately $2.4 million, from $6.1 million to $8.5 million, or 39%, as compared to the same period of 2014. Cost of services increased primarily due to a $1.2 million increase in MMG claim costs due to the increase in patient lives and consolidating BAHA as a variable interest entity added $1.2 million of additional cost of services. Furthermore, the incremental costs associated with the Company’s acquisitions during fiscal 2015, of which $0.5 million resulted from the acquisitions of BCHC and HCHHA. These increases were offset by a $0.5 million decrease in other physician related costs.

Cost of services for the nine months ended December 31, 2015 increased by approximately $8.8 million, from $15.5 million to $24.3 million, or 57%, as compared to the same period of 2014. There was a $4.0 million increase in MMG claim costs due to the increase in patient lives and consolidating BAHA as a variable interest entity added $3.0 million of additional cost of services and $2.3 million resulted from the acquisitions of BCHC and HCHHA. Additionally, cost of services increased due to the incremental costs associated with the Company’s acquisitions during fiscal 2015, of which $1.5 million resulted from the acquisitions of AKM and SCHC. These increases were offset by a $1.4 million decrease in the cost of the participating physician share of the ACO savings revenue and a $0.6 million decrease in other physician related costs.

General and administrative

General and administrative costs for the three months ended December 31, 2015 increased approximately $0.6 million from the comparable period of 2014. We had increased costs of approximately $0.6 million increase associated with revenue increases, $0.4 million from acquisitions that were not part of the prior period amounts, increased accounts receivable reserve of $0.2 million and increase expense related to lease abandonment of $0.1 million, which were partially offset by a decrease in compensation, primarily related to bonuses of $0.4 million and $0.3 million related to decreases in revenues at certain entities.

General and administrative costs for the nine months ended December 31, 2015 increased by approximately $2.8 million, from $8.4 million to $11.2 million, or 34%, as compared to the same period of 2014. Approximately $1.0 million of the increase was due to the acquisitions of AKM and SCHC, and BCHC and HCHHA which added costs of $1.8 million and other corporate initiatives and $1.0 million increase in general and administrative costs attributable to the consolidation of BAHA. Other increases included legal and professional fees increased $0.3 million related to the Lakeside litigation, increase accounts receivable reserve of approximately $0.2 million, $0.1 million lease abandonment. These increases were offset by a $1.4 million decrease in costs related to the ACO initiative and $0.2 million in reduced personnel costs.

Depreciation and amortization

Depreciation and amortization expense for the three months ended December 31, 2015 was $0.1 million and $0.2 million in the three months in the prior period.

Depreciation and amortization expense for the nine months ended December 31, 2015, decreased by approximately $0.1 million, from $0.4 million to $0.3 million, or 28%, as compared to the same period of 2014. This decrease was primarily due to a decrease in amortization expense which decreased as a result of a March 31, 2015 reclassification from intangible assets to goodwill in connection with the acquisition of SCHC, and a decrease in depreciation expense due to certain fixed assets becoming fully depreciated during the current period.

Operating Loss (Income)

Operating loss for the three months ended December 31, 2015, decreased by approximately $0.1 million or 5% in the three months ended December 31, 2015, due primarily to the increased efficiencies in the Company’s operations in operating expenses.

Operating loss for the nine months ended December 31, 2015, increased by approximately $2.7 million, from $0.9 million to $3.5 million, or 312%, due primarily to the increased cost of services as a percentage of revenue.

Interest expense

Interest expense for the three months ended December 31, 2015, decreased by approximately $0.3 million, from $0.4 million to $0.1 million, or 72%, as compared to the same period of 2014. This decrease was primarily due to the decrease in the amortization expense of the debt discount as a result of the adjustment recorded to properly state our warrant liability, unamortized debt discount and deferred financing costs (see Note 2 to Notes to Unaudited Condensed Consolidated Financial Statements).

Interest expense for the nine months ended December 31, 2015, decreased by approximately $0.4 million, from $1.0 million to $0.5 million, or 45%, as compared to the same period of 2014. This decrease was primarily due to the decrease in the amortization expense of the debt discount as a result of the adjustment recorded to properly state our warrant liability, unamortized debt discount and deferred financing costs (see Note 2 to Notes to Unaudited Condensed Consolidated Financial Statements).

Gain on change in fair value of warrant and conversion feature liabilities

The gain on change in fair value of warrant and conversion feature liabilities for the three months ended December 31, 2015, increased by approximately $0.1 million or 20%, as compared to the same period in 2014. This increase resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liabilities, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note and conversion feature of the NMM warrants issued with preferred stock.

The gain on change in fair value of warrant and conversion feature liabilities for the nine months ended December 31, 2015, decreased by approximately $0.2 million, from a gain of $0.5 million to a gain of $0.3 million, or 35%, as compared to the same period of 2014. This decrease in gain resulted from the change in the fair value measurement of the Company’s warrant and conversion feature liabilities, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing of the underlying NNA Term Loan and NNA 8% Convertible Note and conversion feature of the NMM warrants issued with preferred stock.

Loss on Extinguishment of Debt

For the three and nine months ended December 31, 2015, the Company incurred a loss on debt extinguishment of $0.2 million in connection with the conversion of the NNA indebtedness.

Other

For the three months ended December 31, 2015, the net other account changed by $0.2 million, or 189%, from a net other income of $0.1 million to net other expense of $0.1 million. The change is primarily attributable to the conversion of the NNA outstanding obligations.

For the nine months ended December 31, 2015, the net other account changed by ($0.1) million, or 283%, from a net other income of $0.1 million to net other expense of $0.1 million.

Net income attributable to non-controlling interests

For the three months ended December 31, 2015, net income attributable to non-controlling interest decreased by $0.1 million from an income of $0.3 million to an income of $0.2 million. For the nine months ended December 31, 2015, net income attributable to non-controlling interests remained unchanged as compared to the same periods of 2014.

Liquidity and Capital Resources

We had net loss of approximately $4.1 million and $1.4 million for the nine months ended December 31, 2015 and 2014, respectively. We had negative cash flow from operations of $1.8 million and cash provided by operating activities of $0.7 million for the nine months ended December 31, 2015 and 2014, respectively. Cash flows used in investing activities were approximately $0.2 and $2.7 million for the nine months ended December 31, 2015 and 2014. Cash flows provided by financing activities were $1.6 million for the nine months ended December 31, 2015, compared to cash flows provided by financing activities of $2.1 million for the nine months ended December 31, 2014. We expect to have positive cash flow from operations for the entire 2016 fiscal year.

To date, we have funded our operations from internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities, which have provided funds for operations and growth. We expect to continue to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, cash flows from operations, available borrowings under our lines of credit and, if available, additional financings of equity and/or debt. It is uncertain whether the funds received from the NMM financing, funds generated from operations, cash on hand, available borrowings under our lines of credit and any additional financings will be sufficient to meet our anticipated cash requirements for at least the next twelve months and for the foreseeable future. Furthermore, we may need to obtain additional financing or reduce its cost of operations to meet its ongoing liquidity requirements and there is no assurance that we will be successful in doing so.

We have a history of operating losses and as of December 31, 2015 we have an accumulated deficit of approximately $24 million, and during the nine months ended December 31, 2015 we used net cash of $1.8 million for our operating activities. Furthermore, during the nine months ended December 31, 2015, we incurred a loss from operations of $3.5 million.

At December 31, 2015, the Company had cash equivalents of approximately $4.7 million compared to cash and cash equivalents of approximately $5.0 million at March 31, 2015. At December 31, 2015, the Company had net borrowings totaling $1.2 million compared to net borrowings at March 31, 2015 of $7.6 million and availability under lines of credit of approximately $0.5 million.

For the nine months ended December 31, 2015, cash used in operating activities was approximately $1.8 million. This was the result of net loss of $4.1 million offset by cash provided by non-cash expenses of $0.7 million and the change in working capital of $1.6 million. Non-cash expenses primarily include depreciation and amortization expense, stock-based compensation expense, amortization of financing costs, accretion of debt discount, and the change in the fair value of the warrant and conversion feature liabilities. Cash provided by working capital was primarily due to the $1.1 million increase in accounts payable and accrued liabilities and the $0.5 million decrease in deferred financing costs. Deferred financing costs decreased as a result of the write-off of the expenses associated with our expected public offering (See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements).

For the nine months ended December 31, 2015, approximately $0.2 million was used in investing activities for the purchase of fixed assets.

For the nine months ended December 31, 2015, net cash provided by financing activities was $1.6 million which included proceeds of $10 million received from the NMM financing, offset by the $0.6 million distribution to a non-controlling interest physician practice, repurchase of equity interests of $0.3 million and $7.5 million principal payments on our Term Loan and Revolving Loan.

Out of Period Correction – September 30, 2015

During the three months ended September 30, 2015, management determined that the valuation of certain derivative instruments entered into on March 28, 2014, was incorrect which resulted in certain amounts being incorrectly stated in prior periods. Accordingly, the Company recorded an out of period correction in the current period increasing debt issuance cost and debt discount by $26,117 and $990,838, respectively, and decreasing warrant liability and financing expense by $999,724 and $35,004, respectively, as of and for the two-month period ended March 31, 2014. These out of period corrections reflect the correct balances of the debt issuance costs, note (net of discount) and warrant liability of NNA of $176,218, $6,685,402 and $1,354,900, respectively, as of March 31, 2014 (see Note 2 to Notes to the Unaudited Condensed Consolidated Financial Statements).

NNA Credit Agreements

In 2013, we entered into a $2.0 million secured Revolving Credit Agreement with NNA, an affiliate of Fresenius Medical Care Holdings, Inc. On December 20, 2013, the Company entered into the Amended Credit Agreement, which increased the revolving credit facility from $2 million to $4 million. This Credit agreement was repaid in November 2015 using a substantial portion of the proceeds of the NMM financing, which is described in more detail below.

2014 NNA Financing

On March 28, 2014, the Company entered into the Credit Agreement pursuant to which NNA, extended to the Company (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 Term Loan. The Company drew down the full amount of the Revolving Loan on October 23, 2014.

In connection with the Credit Agreement, the Company issued to NNA warrants to purchase up to 300,000 shares of the Company’s common stock at an initial exercise price of $10.00 per share and warrants to purchase up to 200,000 shares of the Company’s common stock at an initial exercise price of $20.00 per share (collectively, the “Warrants”). Based on certain down-round provisions, the Company recorded the Warrants as a liability upon issuance.

On October 14, 2015, the Company entered into an Agreement with NMM pursuant to which the Company sold to NMM 1,111,111 Units, each unit consisting of one share of Preferred Stock and one Warrant, for a total purchase price of $10,000,000, the proceeds of which were used by the Company primarily to repay the Term Loan and the Revolving Loan to NNA and the balance for working capital purposes. (See Note 9 to Notes to the Unaudited Condensed Consolidated Financial Statements).

Unsecured revolving line of credit

Included in “Notes and lines of credit payable” in the accompanying consolidated balance sheet is a $100,000 revolving line of credit with MUFG Union Bank, N.A., of which $88,764 and $94,764 was outstanding at December 31, 2015 and March 31, 2015, respectively. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (7.75% per annum at December 31, 2015 and at March 31, 2015), interest only is payable monthly, and the line of credit matures June 5, 2016. The line of credit is unsecured.

Other lines of credit

LALC has a line of credit of $230,000 with JPMorgan Chase Bank, N.A. as of December 31, 2015. We have not borrowed any amount under this line of credit as of December 31, 2015 and March 31, 2015.

BAHA has a line of credit of $150,000 with First Republic Bank as of December 31, 2015. We have not borrowed any amount under this line of credit as of December 31, 2015 and March 31, 2015. The line of credit is subject to renewal on April 27, 2016.

Securities Purchase Agreement and Repayment of NNA Debt

On October 14, 2015, we entered into the Agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 Units, each unit consisting of one share of the Company’s Preferred Stock and a stock purchase warrant to purchase one share of the Company’s common stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay the Term Loan and Revolving Loan to NNA and the balance for working capital purposes.

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

At any time prior to conversion and through the Redemption Expiration Date, the Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, are less than $60,000,000. In such event, the Company shall have up to one year from the date of the notice of redemption by NMM to redeem the Redeemed Securities for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed.

The Warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The Warrants are not separately transferable from the Preferred Stock. The Warrants are subject to redemption in the event the Preferred Stock is redeemed by NMM, as described above.

Conversion of 8% Convertible Note and Warrants by NNA

On November 17, 2015, we entered into a Second Amendment and Conversion Agreement with NNA, Warren Hosseinion and Adrian Vazquez (the “Conversion Agreement”). Pursuant to the Conversion Agreement, we agreed to issue 275,000 shares of our Common Stock and to pay accrued and unpaid interest of $47,112, to NNA in full satisfaction of NNA’s conversion and other rights under the 8% Convertible Note dated March 28, 2014, issued by us to NNA, in the principal amount of $2,000,000. Pursuant to the Conversion Agreement, we also agreed to issue a total of 325,000 shares of our Common Stock to NNA in exchange for all Warrants held by NNA, under which NNA had the right to purchase 300,000 shares of our Common Stock at an exercise price of $10 per share and 200,000 shares at an exercise price of $20 per share, in each case subject to anti-dilution adjustments.

The Conversion Agreement amended certain terms of the Registration Rights Agreement dated March 28, 2014, between us and NNA, with respect to the timing of the filing deadline for a resale registration statement covering NNA’s registrable securities. The Conversion Agreement also amended the Investment Agreement dated March 28, 2014, between us and NNA, (i) to delete NNA’s right to subscribe to purchase a pro rata share of certain new equity securities that may be issued by us in the future and (ii) to provide that NNA must hold at least 200,000 shares of our Common Stock to have the right (y) to appoint a representative to attend all meetings of the Company’s Board of Directors and any committee thereof in a non-voting observer capacity, and (z) to have a representative nominated as a member of the Company’s Board and each committee thereof, including without limitation the Company’s compensation committee.

Concentration of Payors

Receivables from one payor class (Governmental - Medicare/MediCal) amounted to 34% and 22% of total accounts receivable as of December 31, 2015 and March 31, 2015, respectively. For the nine months ended December 31, 2015, revenues from Medicare/Medical, LA Care and Healthnet amounted to 32%, 16% and 11%, respectively. We anticipate that these payors will continue to be our largest payors in future periods.

Intercompany Loans

Each of AMH, ACC, MMG, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the Management Agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the Management Agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. The following tables summarize the various intercompany loan agreements for the Nine months ended December 31, 2015 and for the year ended March 31, 2015:

				Nine Months Ended December 31, 2015
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$1,981,975	$1,816,612	$165,363	$-
ACC	1,000,000	31-Jul-18	10%	1,358,328	1,358,328	-	-
MMG	5,000,000	1-Feb-18	10%	881,738	881,738	-	-
AKM	5,000,000	30-May-19	10%	-	-	-	-
SCHC	5,000,000	21-Jul-19	10%	3,181,168	3,005,680	175,488	-
Total	$26,000,000			$7,403,209	$7,062,358	$340,851	$-

				Year Ended March 31, 2015
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$1,681,735	$1,681,735	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,156,966	1,156,966	-	-
MMG	5,000,000	1-Feb-18	10%	700,151	700,151	-	-
AKM	5,000,000	30-May-19	10%	126,729	126,729	-	-
SCHC	5,000,000	21-Jul-19	10%	3,175,593	3,175,593	-	-
Total	$26,000,000			$6,841,174	$6,841,174	$-	$-

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

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, requires both issuers and investors to apply the “whole instrument” approach to determine whether the host contract in a hybrid instrument in the form of a share is more like debt or equity. In applying the clearly- and closely-related criterion under Subtopic 815-15 to such an instrument, an entity should determine the nature of the host contract (i.e., debt-like versus equity-like) by considering all stated and implied substantive terms and features of the hybrid financial instrument. The ASU specifies certain attributes to be considered in this evaluation. The amendments do not change the criteria for when an embedded derivative should be bifurcated from the host contract, nor do they alter the accounting when such bifurcation is required. The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30).  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this ASU.  The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years.  Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented.  The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard update is not expected to have a significant impact on the Company’s consolidated financial statements. Early adoption is permitted as of the beginning of any interim or annual reporting period. Entities may adopt the guidance prospectively or retrospectively. Certain transition disclosures are required.

Off Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of December 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Based on the foregoing material weaknesses, we have determined that, as of December 31, 2015, our internal controls over our financial reporting are not effective. The Company is taking remediating steps to address these material weaknesses. We have recently hired a full-time accountant and we are seeking to hire a permanent Chief Financial Officer and possibly other employees or consultants to address these matters.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NMM Financing

On October 14, 2015, we entered into the Agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 Units, each Unit consisting of one share of our Preferred Stock and a Warrant to purchase one share of our Common Stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the Units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA and the balance for working capital purposes.

The Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Preferred Stock can be voted for the number of shares of Common Stock into which the Preferred Stock could then be converted, which initially is one-for-one.

The Preferred Stock is convertible into Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions. The Preferred Stock is mandatorily convertible not sooner than the earlier to occur of (i) the Redemption Expiration Date; or (ii) the date on which the Company received the written, irrevocable decision of NMM not to require a redemption of the Preferred Stock (as described in the following paragraph), in the event that the Company engages in one or more transactions resulting in gross proceeds of not less than $5,000,000, not including the proceeds of the transaction with NMM.

At any time prior to conversion and through the Redemption Expiration Date, the Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, are less than $60,000,000. In such event, the Company shall have up to one year from the date of the notice of redemption by NMM to redeem the Redeemed Securities, for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed.

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

Without the written consent of NMM, between the Closing Date and the nine-month anniversary of the Closing Date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other Person engaged in the business of being an MSO, ACO or IPA, or enter into any agreement with respect to any of the foregoing.

The securities were sold by the Company to NMM in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) of Regulation D promulgated by the SEC thereunder.

NNA Conversion of 8% Convertible Note and Warrants

On November 17, 2015, we entered into the Conversion Agreement with NNA, Warren Hosseinion and Adrian Vazquez. Pursuant to the Conversion Agreement, we agreed to issue 275,000 shares of our Common Stock and to pay accrued and unpaid interest of $47,112, to NNA in full satisfaction of NNA’s conversion and other rights under the 8% Convertible Note dated March 28, 2014, issued by us to NNA, in the principal amount of $2,000,000. Pursuant to the Conversion Agreement, we also agreed to issue a total of 325,000 shares of our Common Stock to NNA in exchange for all Warrants held by NNA, under which NNA had the right to purchase 300,000 shares of our Common Stock at an exercise price of $10 per share and 200,000 shares at an exercise price of $20 per share, in each case subject to anti-dilution adjustments.

The Conversion Agreement amended certain terms of the Registration Rights Agreement dated March 28, 2014, between us and NNA, with respect to the timing of the filing deadline for a resale registration statement covering NNA’s registrable securities. The Conversion Agreement also amended the Investment Agreement dated March 28, 2014, between us and NNA, (i) to delete NNA’s right to subscribe to purchase a pro rata share of certain new equity securities that may be issued by us in the future and (ii) to provide that NNA must hold at least 200,000 shares of our Common Stock to have the right (y) to appoint a representative to attend all meetings of the Company’s Board of Directors and any committee thereof in a non-voting observer capacity, and (z) to have a representative nominated as a member of the Company’s Board and each committee thereof, including without limitation the Company’s compensation committee.

The 600,000 shares of our Common Stock were issued and sold to NNA in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated by the SEC thereunder.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: February 16, 2016	By:	/s/ William R. Abbott
William R. Abbott
Chief Financial Officer
(Principal Financial and Accounting Officer)