Form 10-K
period 2016-03-31
Apollo Medical Holdings, Inc.
filed 2016-06-29
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Yes  ☐     No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTC Pink September 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was $16,523,045. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of September 30, 2015 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of June 27, 2016, there were 5,745,036 shares of common stock, $0.001 par value per share, issued and outstanding; 1,111,111 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding; and 555,555 shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2016.

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2016

PART I

INTRODUCTORY CCOMMENT

Unless the context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our”, “Apollo”, “ApolloMed” and similar words are to Apollo Medical Holdings, Inc., and its wholly owned subsidiaries and affiliated medical groups.

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

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements involve risks and uncertainties. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements in this Report.

Forward-looking statements may include the words “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “contemplate,” “budgeted,” “will” and other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	Our ability to raise capital when needed to finance our ongoing operations and new acquisitions;

•	Our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D.;

•	Our ability to locate, acquire and integrate new businesses;

•	The impact of intense competition in the healthcare industry;

•	Our reliance on a few key payors; and

•	Changing rules and regulations regarding reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue;

•	Changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

Industry-wide market factors, laws, regulations and other developments affecting our industry in general and our operations in particular;

•	General economic uncertainty;
•	The impact of any potential future impairment of our assets;
•	Risks related to changes in accounting interpretations; and
•	The impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Patient Protection and Affordable Care Act (the “ACA”), the rules and regulations promulgated thereunder and any executive action with respect thereto.

We operate in a rapidly changing industry segment. As a result, our ability to predict results, or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that the forward-looking statements herein are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 29 below.

ITEM 1.	BUSINESS

OVERVIEW

ApolloMed is a patient-centered, physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner. Led by a management team with over a decade of experience, ApolloMed has built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients, particularly senior patients and patients with multiple chronic conditions. We believe that ApolloMed is well-positioned to take advantage of changes in the rapidly evolving U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

We implement and operate innovative health care models to create a patient-centered, physician-centric experience. ApolloMed has the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An accountable care organization (“ACO”), which focuses on providing high-quality and cost-efficient care to Medicare fee-for-service patients;

•	An independent practice association (“IPA”), which contracts with physicians and provides care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;

•	Three clinics, which we own or operate, and which provide specialty care in the greater Los Angeles area;

•	Palliative care, home health and hospice services, which include our at-home and end-of-life services; and

•	A cloud-based population health management IT platform which was placed into service in April 2016, and includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and also integrates clinical data.

ApolloMed operates in one reportable segment, the healthcare delivery segment. Our revenue streams, which are described in greater detail below in “Our Revenue Streams and Our Business Operations,” are diversified among our various operations and contract types, and include:

•	Traditional fee-for-service reimbursement; and

•	Risk and value-based contracts with health plans, third party IPAs, hospitals and the Medicare Shared Savings Program (“MSSP”) sponsored by the Centers for Medicare & Medicaid Services (“CMS”), which are the primary revenue sources for our hospitalists, ACO, IPAs and palliative care operations.

ApolloMed serves Medicare, Medicaid, health maintenance organization (“HMO”) and uninsured patients primarily in California. We provide services to patients, the majority of whom are covered by private or public insurance, with a small portion of our revenue from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

Our mission is to transform the delivery of healthcare services in the communities we serve by implementing innovative population health models and creating a patient-centered, physician-centric experience in a high performance environment of integrated care.

The original business owned by ApolloMed was ApolloMed Hospitalists (“AMH”), a hospitalist company, which was incorporated in California in June 2001, and which began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. ApolloMed was initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy by providing high-quality care and innovative solutions for our hospital and managed care clients.

In 2012, we formed an ACO, ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”), and an IPA, Maverick Medical Group, Inc. (“MMG”). In 2013, we expanded our service offering to include integrated inpatient and outpatient services through MMG.

In 2014, we added several complementary operations by acquiring (either directly or through affiliated entities that are wholly-owned by Dr. Hosseinion, as nominee shareholder on behalf of ApolloMed) AKM Medical Group, Inc. (“AKM”), an IPA, outpatient primary care and specialty clinics and hospice/palliative care and home health entities. During fiscal 2016, we combined the operations of AKM into those of MMG.

Our largest acquisition to date, which was through an affiliate wholly-owned by Dr. Hosseinion, as nominee shareholder on behalf of ApolloMed, was Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing. SCHC has a management services agreement with Apollo Medical Management, Inc. (“AMM”), pursuant to which AMM manages all non-medical services for SCHC and has exclusive authority over all non-medical decision making related to the ongoing business operations of SCHC.

In January 2016, we formed Apollo Care Connect, Inc. (“Apollo Care Connect”) which acquired certain technology and other assets of Healarium, Inc., which provides us with a population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

We operate through the following subsidiaries:

•	AMM
•	Pulmonary Critical Care Management, Inc. (“PCCM”)
•	Verdugo Medical Management, Inc. (“VMM”);
•	ApolloMed ACO;
•	Apollo Palliative Care Services, LLC (“ApolloMed Palliative”); and
•	Apollo Care Connect.

AMM, PCCM and VMM each operates as a physician practice management company and is in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages certain non-medical services for the physician group and has exclusive authority over all non-medical decision making related to ongoing business operations.

Through AMM, we manage our affiliated physician groups, which consist of:

•	AMH
•	MMG; and
•	SCHC.

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed's owned and affiliated physician groups.

Through PCCM we manage Los Angeles Lung Center (“LALC”), and through VMM we manage Eli Hendel, M.D., Inc. (“Hendel”).

ApolloMed has a controlling interest in ApolloMed Palliative, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Care Home Health Care Inc. (“HCHHA”). Our palliative care services focuses on providing relief from the symptoms and stress of a serious illness. The goal is to improve quality of life for both the patient and the family.

The management agreements that AMM, PCCM and VMM enter into with physician groups generally provide for management fees that are recognized as earned based on a percentage of revenues or cash collections generated by the physician practices. Additionally, under each of AMM’s management agreements, the management fee and services provided are reviewed annually and the management fee is adjusted as necessary to reflect the fair market value of AMM’s services.

On February 17, 2015, we entered into a long-term management services agreement (the “Bay Area MSA”) with a hospitalist group located in the San Francisco Bay Area. Under the Bay Area MSA, we provide certain business administrative services, including accounting, human resources management and supervision of all non-medical business operations. We have evaluated the impact of the Bay Area MSA and have determined that it triggers variable interest entity accounting, which requires the consolidation of the hospitalist group into our consolidated financial statements.

During fiscal 2016, we disposed of substantially all the assets of ApolloMed Care Clinic (“ACC”). ACC was a clinic providing care in the Los Angeles area.

ApolloMed ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Our principal executive offices are located at 700 North Brand Blvd., Suite 1400, Glendale, California 91203 and our telephone number is (818) 396-8050.

ApolloMed was incorporated in the State of Delaware on November 1, 1985 under the name of McKinnely Investment, Inc. On November 5, 1986 McKinnely Investment, Inc. changed its name to Acculine Industries, Incorporated and Acculine Industries, Incorporated changed its name to Siclone Industries, Incorporated on May 24, 1988. On July 3, 2008, Apollo Medical Holdings, Inc. merged into Siclone Industries, Incorporated and Siclone Industries, Incorporated, as the surviving entity from the merger, simultaneously changed its name to Apollo Medical Holdings Inc. ApolloMed’s telephone number is (818) 396-8050 and its website URL is http://apollomed.net. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Report.

OUR INDUSTRY

U.S. healthcare spending has increased steadily over the past 20 years. According to the Centers for Medicare and Medicaid Spending (“CMS”), the estimated total U.S. healthcare expenditures are expected to grow by 5.8% for 2014 through 2024, comprising 19.6% of the U.S. gross domestic product (“GDP”) by 2024. CMS projects total U.S. national health spending to grow 5.3% in 2015 and peak at 6.3% in 2020.

These spending increases have been driven, in part, by the aging baby boomer generation; lack of a healthy lifestyle on the part of the general population, both in terms of diet and exercise; rapidly increasing costs in medical technology and pharmaceutical research; the steady growth of the U.S. population; and provider reimbursement structures Additionally, as the healthcare exchanges under the ACA and Medicaid expansions become operational, healthcare spending is projected to increase even more.

Hospitalists

“Hospitalist” is the term used for doctors who are specialized in the care of patients in the hospital. This movement was initiated over a decade ago and has evolved due to many factors. These factors include:

•	convenience;
•	efficiency;

•	financial strains on primary care doctors;
•	patient safety;
•	cost-effectiveness for hospitals; and
•	need for more specialized and coordinated care for hospitalized patients.

Hospital care expenditures represent the largest segment of U.S. healthcare industry spending. According to CMS estimates, total hospital spending is anticipated to have grown to 4.4% in 2014, reaching $978.3 billion, which is similar to the 2013 rate of 4.3%. In 2015, hospital spending is projected to increase 5.4% due to the continued effects of ACA insurance expansion, combined with the effect of faster economic growth. For 2016 through 2024, continued population aging combined with the improved economic conditions are expected to result in projected average annual growth of 6.1%.

Hospitalists assume the inpatient care responsibilities that are otherwise provided by the patient’s primary care physician or other attending physician and are reimbursed by third parties using the same visit-based or procedural billing codes as are used by the primary care physician or attending physician.

Hospitalists focus exclusively on inpatient care without the distraction of outpatient care responsibilities. Additionally, by practicing each day in the same facility, hospitalists perform consistent functions, interact regularly with the same specialists and other healthcare professionals and become accustomed to specific and unique hospital processes, which can result in greater efficiency, less process variability and better patient outcomes. Finally, hospitalists manage the treatment of a large number of patients with similar clinical needs and therefore develop practice expertise in both the diagnosis and treatment of common conditions that require hospitalization. For these reasons, we believe that hospitalists generate operating and cost efficiencies and produce better patient outcomes. Hospitalists have an increasingly important role in pushing quality through readmission prevention, infection control, electronic health records use, patient experience scores, core measures, and appropriate use of order sets.

According to the Society of Hospital Medicine, the number of hospitalists has grown over the past decade from a few hundred to more than 44,000 at the end of 2014, making it one of the fastest-growing medical specialties in the U.S. The percentage of hospitals using hospitalists has risen from 29% in 2003 to 50% in 2007 to 72% in 2014.

As of March 31, 2016, we provided hospitalist, intensivist and physician advisor services at over 20 hospitals in Southern and Central California, and had contracts with over 50 IPAs, medical groups, health plans and hospitals.

IPAs

An IPA is an association of independent physicians, or other organization that contracts with independent physicians, and provides services to managed care organizations on a negotiated per capita rate, flat retainer fee, or negotiated fee-for-service (“FFS”) basis.

Medicare

The Medicare program was established in 1965 and became effective in 1967 as a federally-funded U.S. health insurance program for people aged 65 and older, and it was later expanded to include individuals with end-stage renal disease and certain disabled persons, regardless of income or age. Initially, Medicare was offered only on an FFS basis. Under the Medicare FFS payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, healthcare provider or facility certified by Medicare. CMS reimburses providers, based on a fee schedule, if Medicare covers the service and CMS considers it medically necessary.

Growth in Medicare spending is expected to continue to increase due to population demographics. According to the U.S. Census Bureau, from 1970 to 2014, overall U.S. population grew 54%, while the number of Medicare enrollees grew by more than 140% over the same period. Medicare Beneficiaries as a Share of Total Population grew from 15% in 2011 to 17% in 2015. By the year 2030, the number of these elderly persons is expected to climb to 72.8 million, or 20% of the total U.S. population. According to the U.S. Census Bureau, more than two million people turn 65 in the U.S. each year.

Medicare Advantage is a Medicare health plan program developed and administered by CMS as an alternative to the traditional FFS Medicare program. Medicare Advantage plans contract with CMS to provide benefits to beneficiaries for a fixed premium per member per month (“PMPM”). According to the Kaiser Family Foundation, in 2013, Medicare Advantage represented only 28% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors. The share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 31% by the end of open enrollment period in 2016 from approximately 13% in 2004. The reasons for this include that plan costs can be significantly lower than the corresponding cost for beneficiaries in the traditional Medicare FFS program, and plans typically provide extra benefits and provide preventive care and wellness programs.

Many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as ApolloMed. These integrated healthcare systems, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. Reimbursement models for these arrangements vary around the country. In California, health plans typically prospectively pay the IPA or medical group a fixed PMPM, or capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to IPAs or medical groups, in the aggregate, represent a prospective budget from which the IPA manages care-related expenses on behalf of the population enrolled with that IPA. Those IPAs or medical groups that manage care-related expenses under the capitated levels will realize an operating profit; if care-related expenses exceed projected levels, the IPA will realize an operating deficit.

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

ApolloMed provides managed care services through its MMG IPAs, and has entered into capitation agreements with health plans, either directly or through a management service organization (“MSO”).

Medicaid

Medicaid is a Federal entitlement program administered by the states that provides healthcare and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the Federal government. The Federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s Federal medical assistance percentage, which is calculated annually and varies inversely with the average personal income in the state. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within Federal guidelines. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated care, to improve preventive care and to control healthcare costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan then arranges for healthcare services to be provided by contracting either directly with providers or with IPAs and medical groups, such as MMG. MMG has entered into capitation agreements with health plans, either directly or through an MSO.

Commercial

Patients enrolled in health plans offered through their employers are generally referred to as commercial members. According to the United States Census Bureau, in 2014 approximately 55.4% of non-elderly U.S. citizens received their healthcare benefits through their employers, which contracted with health plans to administer these healthcare benefits. Nationally, commercial employer-sponsored health plan enrollment was approximately 175 million in 2014.

Dual Eligibles

A portion of Medicaid beneficiaries are dual eligibles, meaning that they are low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS estimates, there are approximately 10.7 million dual eligible enrollees with annual spending of approximately $285 billion. Only a small percentage of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic conditions. In some states, dual eligible patients are being voluntarily enrolled and/or auto-assigned into managed care programs. About 1.1 million low-income seniors and people with disabilities in California receive health care services through both the Medicare and Medi-Cal (Medicaid nationally) programs. Eight counties are participating in the duals pilot program begun in 2014, known as Cal MediConnect. The participating counties are Santa Clara, San Bernardino, San Diego, San Mateo, Orange, Alameda, Riverside, and Los Angeles Counties, with a total of not more than 456,000 participants and a cap of 200,000 participants in Los Angeles County. As of February, 2016, California’s demonstration had enrollment of over 128,000 beneficiaries.

Health Reform Acts

In an effort to reduce the number of uninsured and intending to control healthcare expenditures, President Obama signed the ACA in 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Acts”) into law in March 2010. The Health Reform Acts seek a reduction of up to 32 million uninsured individuals by 2019, while potentially increasing Medicaid coverage by up to 16 million individuals and net commercial coverage by 16 million individuals. CMS projects that the total number of uninsured Americans will fall to 23 million by 2023 from 45 million in 2012. The current enrollment numbers (as of February 2016) are roughly 20 million total between the ACA between the Marketplace. The uninsured rate remains at an all-time low with 9.1% of under 65 uninsured as of 4th quarter 2015 according to CDC.Gov data. This represents a significant new market opportunity for health plans and integrated healthcare delivery companies.

As of March 31, 2016, MMG delivered services to nearly 14,500 members through a network of over 140 primary care physicians and over 380 specialist physicians.

ACOs

One provision of the Health Reform Acts required CMS to establish an MSSP that promotes accountability and coordination of care through the creation of ACOs, which, as described below, are eligible to participate in some of the savings generated by such ACOs. The Medicare FFS program was designed for beneficiaries in the Medicare FFS program, which covers approximately 72% of Medicare recipients, or approximately 36 million eligible Medicare beneficiaries. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care and reduce unnecessary costs. Eligible providers, hospitals and suppliers may participate in the MSSP by creating an ACO and then applying to CMS. MSSP ACOs must have at least 5,000 Medicare beneficiaries in order to be eligible to participate in the program.

The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The MSSP rewards ACOs that lower their healthcare costs while meeting performance standards on quality of care and patient satisfaction. Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment system. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the program’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A minimum savings rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACO. The MSR varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and increasing to 2% for ACOs with more than 60,000 patients. The MSSP program is an all-or-nothing system, that is, an ACO either earns all of its allocable savings or none of it. In performance year 2014 (fiscal 2016), we did not receive an MSSP payment from CMS. Although we exceeded our total benchmark expenditures, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS determined that we did not meet the minimum savings threshold in performance year 2014 and therefore did not receive the “all or nothing” annual shared savings payment in fiscal 2016.

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

Palliative Care; Home Health and Hospice Organizations

Hospice companies serve terminally ill patients and their families. Comprehensive management of the healthcare services and products needed by hospice patients and their families are provided through the use of an interdisciplinary team. Depending upon a patient’s needs, each hospice patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. Hospice services are provided primarily in the patient’s home or other residence, such as an assisted living residence or nursing home, or in a hospital. Medicare’s hospice benefit is designed for patients expected to live six months or less. Hospice services for a patient can continue, however, for more than six months, as long as the patient remains eligible as reflected by a physician’s certification.

Home health care companies provide direct home nursing and therapy services in addition to nutrition and disease management education. These services are provided by licensed and Medicare-certified skilled nurses and other paraprofessional nursing personnel.

OUR OPERATIONS

Hospitalists

Through our affiliated physician group, AMH, we:

•	Provide admission, daily rounding and discharge of patients at acute care hospitals and long-term acute hospitals for health plans, hospitals and IPAs

•	Evaluate patients in the emergency room to determine if they may be safely discharged to home, a skilled nursing facility or other facility

•	Provide physician advisor consultative services for hospitals, which entails meeting daily with hospital case managers to review the charts, lab studies and imaging studies of hospitalized patients to determine if they meet criteria for continued stay in the hospital, to determine observation versus inpatient status and to evaluate proper coding

•	Provide intensivist/ICU services for hospitals

•	Provide out-of-network to in-network transfers of patients for health plans and IPAs

IPA

Our IPA is a network of independent primary care physicians and specialists who collectively care for HMO patients under either a capitated payment or FFS arrangement. Under the capitated model, an HMO pays our IPA a PMPM rate, or a “capitation” payment, and then assigns our IPAs the responsibility for providing the physician services required by the applicable patients. The physicians in our IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for our patients. Our IPA enters into contracts with HMOs, either directly or through a risk-shifting arrangement with MSOs, to provide physician services to enrollees of the HMOs. Most of the HMO agreements have an initial term of two years renewing automatically for successive one-year terms. The HMO agreements generally provide for a termination by the HMOs for cause at any time, although we have never experienced a termination. The HMO agreements generally allow either party to terminate the HMO agreements without cause with a four to six month notice.

•	Through our IPA, we provide the following services:

•	Physician recruiting

•	Physician contracting

•	Medical management, including utilization management and quality assurance

•	Provider relations

•	Member services, including annual wellness evaluations

•	Education of physicians on proper coding

•	Data collection and analysis

•	Pre-negotiating contracts with specialists, labs, imaging centers, nursing homes and other vendors

One of our IPA entered into an agreement with an (“MSO”), to receive 98% of the gross revenue received for all enrollees attributable to us during the term of the PSA and we are responsible for all medical services required by the enrollees.

ACO

Through our ACO, we provide the following services for our physicians and patients:

•	Population health management, a population health management and analytics platform to analyze monthly claims data from CMS and data collected from each physician’s practice

•	Care coordination in the inpatient and outpatient settings using case managers

•	High-risk management of patients with multiple chronic conditions

•	Educating our physicians. For example, we have a partnership with Boehringer Ingelheim to educate our physicians on patients with chronic obstructive pulmonary disease (COPD)

•	Services for our patients. For example, we have a partnership with Rite Aid to provide health education, medication reconciliation and motivational interviewing for our patients

•	Promote use of evidence-based medicine by our physicians

As of March 31, 2016, ApolloMed ACO had over 500 physicians and nearly 12,000 Medicare FFS beneficiaries in California.

ApolloMed ACO entered into an agreement with Prospect Medical Group (“PMG”), located in Orange, California, that, among other things, granted to PMG a right of first refusal to acquire Apollo Med ACO’s network of physicians who were contracted with PMG and introduced to ApolloMed ACO by PMG. This right took effect only if ApolloMed ACO elected to sell its operations and terminated on the termination of the agreement between ApolloMed ACO and PMG. The agreement expired in accordance with its terms on December 31, 2015.

Care Clinics

Our outpatient clinics provide specialty services, such as cardiology and pulmonary services. ApolloMed also owns an imaging center complete with magnetic resonance imaging (MRI), compound tomography (CT), cardiac echo, ultrasound, and nuclear and exercise stress-test equipment. Our clinics focus on the efficient delivery of ambulatory treatment and ancillary services, with an increasing emphasis on preventive care and managing chronic conditions. Our clinics also serve as post-discharge centers for patients who have just left the hospital.

Our clinics are located within our historical core service areas in the greater Los Angeles area. The clinics have served their communities for many years, handle approximately 20,000 patient visits per year and provide specialty services and lab and imaging services.

Palliative Care, Home Health and Hospice Service Operations

Our palliative care, home health and hospice operations provide hospice, palliative care and home health services for patients using an interdisciplinary team composed of physicians, nurses and other healthcare workers. For hospice services, depending on the needs of the specific patient in each case, our service team may include a physician, nurse, home health aide, medical social worker, chaplain, dietary counselor and bereavement coordinator. Our hospice and palliative care services are provided in the patient's home, assisted living or nursing home or in a hospital. Our home health services are provided directly in each patient’s home and may include skilled nursing and therapy services, as well as specialty programs such as disease management education, nutrition and help with daily living activities.

In October 2013, California enacted the Home Care Services Consumer Protection Act. That act established a licensing program for home care organizations, and requires background checks, basic training and tuberculosis screening for the aides that are employed by home care organizations. Home care organizations and aides had until January 1, 2015 to comply with the new licensing and background check requirements and we are in compliance with the new requirements.

Our hospice and home health services are currently offered only in Southern California, with an average daily census of about 64 hospice patients and 120 home health patients during fiscal 2016.

As of March 31, 2016, entities owned by our subsidiary, ApolloMed Palliative, served over 180 patients on a daily basis.

STRENGTHS AND COMPETITIVE ADVANTAGES

The following are some of the material opportunities that we believe exist for our company.

Diversification

Through our subsidiaries and consolidated affiliates, we have been able to reduce our business risk and increase revenue opportunities by diversifying our service offerings and expanding our ability to manage patient care across a horizontally integrated care network. Our revenue is spread across our operations. Additionally, with our ability to monitor and manage care within our wide network, we are a more attractive business partner to health plans, IPAs and health systems seeking to provide better access to care at lower costs.

Strong Management Team

Our management team and Board of Directors have decades of experience managing physician practices, risk-based organizations, health plans, hospitals and health systems. Collectively, they have a deep understanding of the healthcare marketplace, emerging trends and an exciting vision for the future of healthcare delivery that is driven by physician-driven healthcare networks.

 Strong Relationships with Physicians

As of March 31, 2016, our physician network consisted of over 1,000 contracted physicians, including hospitalists, primary care physicians and specialist physicians, through our owned and affiliated physician groups and ACO.

Long-Standing Relationships with Clients Generating Recurring Contractual Revenue

We have long-standing relationships with multiple health plans, hospitals, hospital systems and IPAs which generate recurring contractual revenue.

Comprehensive and Effective Medical Management and Population Health Management Programs

We have developed comprehensive and effective programs for patients with multiple chronic conditions as well as hospitalized patients. Using our own proprietary risk assessment scoring tool, we have also developed our own protocol for identifying high-risk patients. In addition, we have developed expertise in population health management and care coordination, further expanded as a result of our recent acquisition of Apollo Care Connect. Additionally, we have developed expertise in proper medical coding which results in improved Risk Adjustment Factor (“RAF”) scores and higher payments from health plans, both for our own IPA patients and other client IPAs. We have also developed expertise in improving quality metrics, both in the inpatient and outpatient setting. Our hospitalists have been able to improve hospital core measure quality metrics, and in the outpatient setting, we improved the CMS Quality Score in our ACO and also improved the STAR rating of our IPA. CMS implemented a five-star quality rating for participants in the Medicare Advantage program in 2008.

OUR GROWTH STRATEGY

Our mission is to transform the delivery of health services to the communities we serve by implementing innovative population health and care coordination models and by creating a patient-centered, physician-centric experience in a high-performing environment of integrated care.

Our current intention is to implement our strategy through a combination of organic growth and acquisitions, as well as dispositions when appropriate. While we have taken many concrete steps to achieve our strategy, there is no guarantee that we will be successful in these endeavors and we may not achieve our strategic goals. The principal elements of our growth strategy are:

Pursue growth opportunities in established markets. We identify growth opportunities in established markets we serve by working with our local network physicians. Opportunities may include continued physician enrolment for MMG and ApolloMed ACO, additional or expanded hospitalist contracts, new risk-based insurance contracts and new clinic acquisitions.

Continue to strengthen our market presence and reputation. We position ourselves to thrive in a changing healthcare environment by continuing to build and operate high-performing, patient-centered care networks, fully engaging in health and wellness, and enhancing our reputation in our markets. We focus particularly on patient safety, patient satisfaction, care coordination, population health and implementing clinical quality best practices across all our operations. We measure the health status of our patients with the goal of directly improving their health.

Focus on high-quality, patient-centered care. We provide high-quality, patient-centered care in our communities. We have implemented several initiatives to maintain and enhance the delivery of high-quality care, including clinical best practices, information technology and tools, coordination of care, home visits, annual wellness exams and population health.

Drive physician collaboration and alignment. We foster a collaborative approach among our physicians to provide what we believe to be clinically superior healthcare services. We provide medical management, population health management and care coordination resources to our physicians sufficient to support the necessary, high-quality services to our patients. We have implemented several initiatives, including active participation of physician leadership in ApolloMed ACO, MMG and hospitalist boards and subcommittees, training programs and information technology resources. In addition, we are aligning with our physicians in various forms of risk contracting, including pay-for-performance programs such as clinical documentation improvement to improve RAF scores and certain programs, such as annual wellness visits, to improve Medicare Advantage STAR ratings.

Expand ambulatory services and further our population health strategies. We are flexible and competitive in a dynamic healthcare environment. We will continue to add medical management and population health management resources to our ambulatory care services. We intend to pursue further strategies in physician practice management and population health services, such as predictive analytics and telemedicine services. We also intend to pursue the expansion of certain strategic services, such as home health care, hospice and palliative care services in an attempt to create a more comprehensive network of healthcare services.

Pursue selective acquisitions. We believe that our philosophy, built on patient-centered healthcare and clinical quality and efficiency, gives us a competitive advantage in expanding our services in our existing markets as well as other markets through acquisitions or partnerships. We regularly monitor opportunities to acquire hospitalist groups, IPAs, ACOs and clinics that fit our vision and long-term strategies.

Pursue selective dispositions. We regularly monitor the performance of our operations and have curtailed, cut back on or disposed of, certain operations that either are not performing to our expectations or are creating a financial strain on us.

Expand our relationships with payors and facilities in selective markets across the U.S. We intend to explore ways to develop relationships with existing and new health plans and hospitals in selective markets across the U.S. in order to participate in the growing hospitalist medicine market, under value-based contracts.

Acquisitions and Dispositions

In furtherance of our growth strategy, we regularly evaluate opportunities to add to our portfolio of healthcare companies in areas where we do not have a presence, in order to expand our geographic footprint, in areas where we already have a presence to increase our market share, and in areas of practice that are complementary to our existing business model. Similarly, we periodically evaluate parts of our business that may not fit within our overall business model or may be underperforming and, when appropriate, we may dispose of such companies.

In January 2016, we formed Apollo Care Connect, Inc. (“Apollo Care Connect”) which acquired certain technology and other assets of Healarium, Inc., which provides us with a population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data. We issued 275,000 shares of our Common Stock in exchange for the acquired assets and the seller paid us $200,000.

Also during fiscal 2016, we sold substantially all the assets of ApolloMed Care Clinic (“ACC”). ACC was as clinic providing care in Los Angeles area. The purchase price was $61,000 of which we received $10,000 in cash and the balance in the form of a non-interest bearing promissory note in the principal amount of $51,000. We also combined the operations of one of our IPAs, AKM, into those of our other IPA, MMG.

Hospitalists

We believe that attractive growth opportunities exist for our hospitalists’ inpatient business due to the increasing need for improved efficiencies in the hospital from both payors and hospital management teams. Our physicians work closely with our partners to improve the care given to patients and their families and enhance how care is coordinated within the hospital and upon discharge of the patient. We have designed programs for some of the largest health plans and hospital chains in California to improve outcomes, reduce over-utilization, reduce Medicaid denial rates, optimize lengths of stay, optimize senior and commercial bed-days, improve Hospital Consumer Assessment of Healthcare Providers and Systems (HCAHPS) scores, improve hospital core measures, improve documentation and reduce 30-day readmissions. In addition, our physicians consult with hospital management teams to assist in Medicaid denial reviews, case management and improving discharge management.

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

IPAs

Senior/Medicare Advantage Market Opportunity. We believe that significant growth opportunities exist for patient-centered, physician-centric integrated groups serving the growing senior market. At present, approximately 55 million Americans are eligible for Medicare according to CMS. According to the U.S. Census Bureau, more than 2 million Americans turn age 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. Also, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. In addition, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”), increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program.

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

“Dual-eligibles” present another opportunity for us. According to CMS data for 2013, the most recently available year, there are approximately 9 million dual-eligible enrollees. We believe that this represents a significant opportunity for companies like ours that have the capabilities to effectively manage this population.

ACOs

We believe that there are growth opportunities in the ACO market, both through starting new ACOs in new geographic areas, as well as by acquisition of, or joint ventures with, existing ACOs. Additionally, CMS is changing the business model of ACOs to allow ACOs to assume more financial risk. We submitted an application to CMS on May 25, 2016 for the Next Generation ACO under the AIPBP model. We also believe that there are increasing opportunities for ACOs to contract with health plans for commercial patients.

Palliative Care, Home Health and Hospice

We believe that there are multiple factors that will contribute to the growth of the hospice and home health industry, including (i) increasing consumer and physician awareness and interest in hospice, palliative and home health services; (ii) recognizing that in-home services can be a cost-effective alternative to more expensive institutional care; (iii) aging demographics and hanging family structures in which more aging people will be living alone and may be in need of assistance; (iv) the psychological benefits of recuperating from an illness or accident or receiving care for a chronic condition in one’s own home; and (v) medical and technological advances that allow more healthcare procedures and monitoring to be provided at home.

GEOGRAPHIC COVERAGE

Our business and operations are located exclusively in California, and all of our revenue is derived from our operations in California. As of March 31, 2016, through our managed physician practices, we provided hospitalist services at more than 20 acute-care hospitals and long-term acute care facilities in Southern and Central California, and operated 3 primary care and specialty medical clinics in the Los Angeles area. MMG provides primary and specialist care through its contracted physicians throughout the greater Los Angeles area. ApolloMed ACO has nearly 12000 Medicare beneficiaries assigned to it by CMS in California.

CORPORATE PRACTICE OF MEDICINE

Our consolidated financial statements include our accounts and those of our subsidiaries and certain affiliated medical practices. Some states have laws that prohibit business entities with non-physician owners, such as ApolloMed, from practicing medicine, which are generally referred to as corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting. California is a corporate practice of medicine state. Therefore, in California, we operate by maintaining long-term management service agreements with our affiliates, each of which are owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. The management agreements are not terminable by our affiliates, except in the case of gross negligence, fraud, or other illegal acts by ApolloMed, or the bankruptcy of ApolloMed.

When necessary, Dr. Hosseinion, our Chief Executive Officer, serves as nominee shareholder, on our behalf, of affiliated medical practices, in order to comply with healthcare laws and certain accounting rules applicable to consolidated financial reporting.

Through the management agreements and our relationship with the physician owners of our medical affiliates, we have exclusive authority over all non-medical decisions related to the ongoing business operations of those affiliates. Consequently, we consolidate the revenue and expenses of our affiliates from the date of execution of the management agreements, as the primary beneficiary of these variable interest entities (“VIEs”).

OUR REVENUE STREAMS

We generate revenue through various contractual agreements which vary in both structure and by type of business operation. These contracts are multi-year renewable contracts that include traditional “fee for service”, capitation, case rates, and professional and institutional risk contracts. Our revenue streams consist of contracted, fee-for-service, capitation, and MSSP revenue.

Contracted revenue

Contracted revenue represents revenue generated under management agreements for which ApolloMed provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contracted revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-upon hourly rates. Additionally, contracted revenue also includes supplemental revenue from hospitals where we may have an FFS contract arrangement or provide physician advisory services to the medical staff at a specific facility. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit, compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual basis considering the variable factors negotiated in each such agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings.

FFS revenue

FFS revenue represents revenue earned under agreements in which ApolloMed bills and collects the professional component of charges for medical services rendered by our contracted and employed physicians. Under our FFS arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. FFS revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in our consolidated financial statements. The recognition of net revenue (gross charges less contractual allowances) from patient visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment for such services.

Capitation revenue

Capitation revenue represents revenue that ApolloMed generates based on agreements that generally make ApolloMed or our affiliates liable for excess medical costs. The use of capitation under provider service agreements (“PSAs”) is intended to control the use of health care resources by putting ApolloMed or our affiliates at financial risk for services provided to patients. Capitation is a fixed amount of money per patient per unit of time paid in advance for the delivery of health care services. The actual amount of money paid to us is determined by the ranges of services that we provide, the number of patients involved, and the period of time during which the services are provided. Capitation rates under our PSAs are generally based on local costs and average utilization of services. To ensure that contracting physicians provide necessary care to their patients, we monitor and measure rates of resource utilization in physician practices and submit reports to appropriate regulators. These reports are made available to the public as a measure of health care quality, and can be linked to financial rewards, such as bonuses. For example, we receive incentives under “pay-for-performance” programs for quality medical care, based on various criteria.

Additionally, Medicare pays capitation using a “risk adjustment” model, which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees receive more and those with lower acuity enrollees receive less. Under risk adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled.

MSSP Revenue

Through our subsidiary, ApolloMed ACO, we participate in the MSSP sponsored by CMS. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP program, an ACO either receives the full amount of its allocable cost savings or nothing. The MSSP is a newly formed program with minimal history of payments to ACO participants. Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. An MSR must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACO. The MSR varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and increasing to 2% for ACOs with more than 60,000 patients.

We consider revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received. We received an MSSP payment in fiscal 2015 but we did not receive an MSSP payment in fiscal 2016.

Types of Revenue by Business Operation

Each of our operations generates revenue in the following manners:

•     Hospitalists. AMH contracts with health plans or IPAs to be paid on fee schedules or case rates to see patients and earns revenue primarily on a contracted basis. AMH also contracts directly with hospitals for fixed monthly stipends for continuous staffing coverage.

•     IPA. MMG earns revenue based on capitation payments from health plans. In California, health plans prospectively pay the IPA or medical group a fixed PMPM amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to medical groups or IPAs, in the aggregate, represent a prospective budget from which the IPA manages care-related expenses on behalf of the population enrolled with that IPA. Those IPAs or medical groups that manage care-related expenses under the capitated levels will realize an operating profit; if care-related expenses exceed projected levels, the IPA will realize an operating deficit.

•     ACO. ApolloMed ACO is a “shared savings” performance model that has contracted with CMS and earns revenue from MSSP based on cost-savings achieved. As discussed above, the MSSP reward ACOs that lower their healthcare costs while meeting performance standards on quality of care and patient satisfaction on an all-or-nothing basis once a year.

•     Care Clinics - ApolloMed Care Clinic’s clinics receives the majority of their revenue from traditional FFS models where the physicians are paid based on professional fee schedules from various health plans, and also receive capitated payments from IPAs, including MMG.

•     Palliative Care, Home Health and Hospice Service Operations - ApolloMed Palliative, which includes BCHC and Holistic Health, receives both FFS and contracted revenue. Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, ApolloMed estimates net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including (i) the average length of time of each treatment as compared to a standard 60 day episode; (ii) any differences between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience; and (iii) the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60-day episodic period or are subject to certain other factors during the episode. Revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk.

Key Payors

We have a few key payors that represent a significant portion of our net revenue. For the fiscal year ended March 31, 2016, three payors accounted for 55.4% of our net revenue. For the fiscal year ended March 31, 2015, three payors accounted for 60.3% of our net revenue.

	Year Ended March 31, 2015	Year Ended March 31, 2016
Medicare/Medi-Cal	34.8%	29.8%
L.A Care	13.2%	15.7%
Health Net	12.3%	9.9%

COMPETITION

The healthcare industry is highly competitive and fragmented across all of our services and operations. We compete for customers with many other healthcare providers, including local physicians and practice groups as well as local, regional and national networks of physicians, hospitals and other healthcare companies, many of which are substantially larger than us and have significantly greater financial and other resources, including personnel than we have.

Hospitalists

AMH faces competition primarily from numerous small inpatient practices as well as large physician groups. Some of our competitors operate on a national level, such as EmCare, Team Health and Sound Physicians, and many of them have greater financial, personnel and other resources available to them. In addition, because the market for hospitalist services is highly fragmented and the ability of individual physicians to provide services in any hospital where they have certain credentials and privileges, competition for growth in existing and expanding markets is not limited to our largest competitors.

IPAs

Our affiliated IPA, MMG, competes with other IPAs, medical groups and hospitals. Many of our competitors have greater financial, personnel and other resources available to them. For example, in Los Angeles, examples of our competitors include Regal Medical Group and Lakeside Medical group, which are part of the Heritage Provider Network (“Heritage”), as well as HealthCare Partners, which is owned by DaVita HealthCare Partners (“DaVita”).

ACOs

ApolloMed ACO competes with hospitals, sophisticated provider groups, and MSOs in the creation, administration, and management of ACOs. Many of our competitors have greater financial, personnel and other resources available to them. For example, in Los Angeles, our competitors include Heritage California ACO, which is part of Heritage and operates a Pioneer ACO, and HealthCare Partners ACO, which is owned by DaVita and which participates in the MSSP.

Palliative Care, Home Health and Hospice

The Palliative care and hospice providers with which we compete include not-for-profit and charity-funded programs that may have strong ties to their local communities and for-profit programs that may have greater financial, personnel and other resources available to them. Home health providers include not-for-profit and for-profit facility-based agencies, such as hospitals or nursing homes, as well as independent companies, some of which are large publicly-traded companies and which have greater financial, personnel and other resources available to them.

Apollo Palliative Services competes with Hospice and Home Health agencies with greater financial, personnel and other resources available to them. For example, in Los Angeles, our competitors include Vitas, Kindred, Haven and Lakeview

PROFESSIONAL LIABILITY AND OTHER INSURANCE COVERAGE

Our business has an inherent and significant risk of claims of medical malpractice against our affiliated physicians and us. Our independent physician contractors and we pay premiums for third-party professional liability insurance that indemnifies our affiliated hospitalists and us on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. All of our physicians carry first dollar coverage with limits of liability equal to $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year.

While we believe that our insurance coverage is adequate based upon our claims experience and the nature and risks of our business, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated hospitalists in the future where the outcomes of such claims are unfavorable. We believe that the ultimate resolution of all pending claims, including liabilities in excess of our insurance coverage, will not have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on our business.

We also maintain worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions that we believe are in accordance with industry standards. We believe that these insurance coverage limits are appropriate based upon our claims experience and the nature and risks of our business. However, we cannot assure that any pending or future claim will not be successful or if successful will not exceed the limits of available insurance coverage.

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

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state. For example, California has adopted the Physician Outpatient Referral Act (“PORA”). PORA makes it unlawful for a healing arts licensee, including physicians and surgeons, and other licensed professionals, to refer a person for certain health care services if the licensee has a financial interest, with the person or entity that receives the referral. While the law also provides certain exemptions from this prohibition, failure to fit within an exemption in violation of PORA can lead to a misdemeanor offense that may subject a physician to civil penalties and disciplinary action by the Medical Board of California.

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

The American Recovery and Reinvestment Act enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (“HITECH”) which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to “HIPAA business associates”.

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

We expect increased federal and state HIPAA privacy and security enforcement efforts. Under HITECH, state Attorneys General now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator. This methodology for compensation to harmed individuals was initially required to be in place by February 17, 2012; however, no rules or regulations implementing this methodology have yet been adopted by HHS. HHS may nonetheless eventually establish such methodology for compensation to harmed individuals.

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

Fee-Splitting and Corporate Practice of Medicine

Some states, including California, have laws that prohibit business entities, such as us and our subsidiaries, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine. The Company operates by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and which employ or contract with additional physicians to provide hospitalist services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations. The California Medical Board, as well as other state’s regulatory bodies, has taken the position that certain physician practice management agreements that confer too much control over a physician practice violate the prohibition against corporate practice of medicine.

We operate by maintaining long-term management contracts with affiliated professional organizations, which are each owned and operated by physicians and other individuals, and which employ or contract with additional physicians to provide clinical services. Under these arrangements, we perform only non-medical administrative services, do not represent that we offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated professional organizations.

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

Deficit Reduction Act Of 2005

Among other mandates, the Deficit Reduction Act of 2005 (the “DRA”) created a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste and abuse. Additionally, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from any one state. However, we may likely be required to comply in the future as our Medicaid billings increase.

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

Other State Healthcare Compliance Provisions

In addition to the state laws previously described, we may also be subject to other state fraud and abuse statutes and regulations if we expand our operations beyond California. Many states have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Knox-Keene Act and Other State Insurance Laws

Some of the medical groups and IPAs that have entered into management services agreements with us, have historically contracted with health plans and other payors to receive a per member per month (“PMPM”) or percentage of premium capitation payment for professional (physician) services and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payors separately enter into contracts with hospitals that directly receive payment (either a capitation or fee-for-service payment) and assume some type of contractual financial responsibility for their institutional (hospital) services. In some instances, the Company’s managed medical groups and IPAs have been paid by their contracting payor for the financial outcome of managing the care dollars associated with both the professional and institutional services received by the medical groups’ and IPAs’ members. In the case of institutional services, the medical groups and IPAs have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. Notwithstanding, neither the Company nor any of its managed medical groups or IPAs are contractually obligated to pay claims to any hospitals or other institutions under these arrangements. The Department of Managed Health Care (“DMHC”) of California licenses and regulates health care service plans pursuant to the Knox-Keene Act. We do not hold a limited Knox-Keene license. If DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having a limited Knox-Keene license, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, some states require ACOs to be registered or otherwise comply with state insurance laws.  Our affiliated ACO does not currently take financial risk, and is therefore not registered with any state insurance agency.  If a state insurance agency were to determine that we have been inappropriately operating an ACO without state registration or licensure, we may be required to obtain such registration or licensure to resolve such violations and we could be subject to liability, which could have a material adverse effect on our business, financial condition or results of operations.

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

Professional Licensing Requirements

Our affiliated hospitalists must satisfy and maintain their individual professional licensing in each state where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physician organizations to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable health care laws and regulations, including any new laws and regulations or new interpretations of existing laws and regulations.

Home Health and Hospice Regulation

We have invested in business lines consisting of home health, hospice and palliative care, which require compliance with additional regulatory requirements. For example, we must comply with laws relating to hospice care eligibility, the development and maintenance of plans of care, and the coordination of services with nursing homes or assisted living facilities where many of our patients live. In addition, our hospice programs are licensed as required under state law as either hospices or home health agencies.

The following is a discussion of the regulations that we believe most significantly affect our home health and hospice business.

Licensure, Certification, Accreditation and Related Laws and Guidelines

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

Medicare Participation

To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as the “Conditions of Participation” relate to the type of facility, its personnel, and its standards of medical care, as well as its compliance with state and local laws and regulations. The Conditions of Participation for hospice programs include, but may not be limited to regulation of the: Governing Body, Medical Director, Direct Provision of Core Services, Professional Management of Non-Core Services, Plan of Care, Continuation of Care, Informed Consent, Training, Quality Assurance, Interdisciplinary Team, Volunteers, Licensure, Central Clinical Records, Surveys and Audits, Billing Audits/ Claims Reviews, Certificate of Need Laws and Other Restrictions, Limitations on For-Profit Ownership, Limits on the Acquisition or Conversion of Non-Profit Health Care Organizations, and Professional Licensure.

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

Environmental and Occupational Health

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

Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are implemented, and regulations might adversely affect our operations.

EMPLOYEES

As of March 31, 2016, ApolloMed, its subsidiaries and its consolidated affiliates (including affiliated clinics) had 150 employees, of whom 148 were full-time and 2 were part-time, and more than 85 employed or independent contractor physicians. We also had a broader physician network which, as of March 31, 2016, consisted of approximately 1,000 additional contracted physicians who provided services to us. None of our employees is a member of a labor union, and we have never experienced a work stoppage. We believe that we enjoy a good working relationship with our employees.

ITEM 1A.	RISK FACTORS

Risk Relating to Our Business

We might need to raise additional capital, which might not be available.

We may require significant additional capital for general working capital and debt service needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and debt service requirements, we will have to raise additional funds by selling equity, issuing debt, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available, or available on acceptable terms to us, in amounts sufficient for us to meet our requirements. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations or make us unable to continue to operate our business.

We have a history of losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

Historically, we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the year ended March 31, 2016, we had a net loss of approximately $8.2 million, and as of March 31, 2016, we had an accumulated deficit of approximately $29 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to integrate recently acquired businesses and continue growing our existing operations. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and/or try to raise working capital from other sources. These measures could materially and adversely affect our ability to operate our business as we presently do and execute our business model.

The terms of debt agreements could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions and an event of default under our debt agreements could harm our business.

Agreements for any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Debt agreements often include covenants that, among other things, generally:

•           do not allow the borrower to borrow additional amounts or additional amounts above a certain limit, or that are senior to the existing debt, without the approval of the creditor;

•           require the borrower to obtain the consent of the creditor for acquisitions in excess of an agreed upon amount and/or grant security interests in newly-acquired companies;

•           do not allow the borrower to dispose of assets;

•           do not allow the borrower to liquidate, wind up or dissolve any of its subsidiaries without the creditor’s approval;

•           do not allow the borrower to create any liens on any of its assets;

•           require the borrower not to impair any security interests that the creditor has in the borrower’s assets; and

•           require the borrower to meet, on an ongoing basis, certain financial covenants, which may include targets as to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), leverage ratio, fixed charge coverage ratio and consolidated tangible net worth.

No assurances can be given that we will be able to meet any of the financial covenants in favor of a creditor, and, if we were to fail to meet any financial covenants, there would be an event of default, in which case no assurance can be given that a creditor would waive such default, which in turn could result in a material adverse effect on our financial condition and ability to continue our operations.

We are required to prepare and file with the SEC a registration statement covering the sale of a former creditor’s registrable securities by April 28, 2017.

On March 28, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius SE & Co. KGaA (“Fresenius”), which has been amended from time to time. Presently, we are required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities issued pursuant to the Credit Agreement by April 28, 2017. If we fail to do so by such date, and for each month thereafter until we file the registration statement registering NNA’s registrable securities, we must pay NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in Common Stock. This may result in the dilution of the ownership interests of our stockholders.

We are required to obtain NNA’s consent to the preparation and filing of any registration statement.

We will have to obtain the consent of NNA before filing any registration statement, and there can be no assurance that NNA will provide such a consent. If NNA does not provide such a consent, or conditioned its consent on any new requirements, we may be unable to file a registration statement in the future, even if such filing is necessary to raise capital needed to operate our business.

The nature of our business and rapid changes in the healthcare industry makes it difficult to reliably predict future growth and operating results.

Rapidly changing Federal and state healthcare laws, and the regulations thereunder, make it difficult to anticipate the nature and amount of medical reimbursements, third party private payments and participation in certain government programs. For example, we were awarded a participation agreement under CMS’ MSSP in July 2012, to operate as an ACO. ACO has received an “all or nothing” payment under the MSSP program for services rendered in fiscal 2015, but did not receive such a payment for fiscal 2016. This makes it difficult to forecast our future earnings, cash flow and results of operations. The evolving nature of the current medical services industry increases these uncertainties.

We may be unable to successfully integrate recently acquired and launched entities and may have difficulty predicting the future needs of those entities.

In fiscal 2015, we acquired SCHC, AKM, BCHC and HCHHA, and launched ApolloMed Care Clinic and ApolloMed Palliative Services. In fiscal 2016, we formed Apollo Care Connect and combined the operations of AKM into those of MMG.

As a result of our rapid expansion we may be unable to successfully integrate the various entities we have acquired or formed. Additionally, these entities operate in different areas of the health care industry and we cannot accurately predict how these acquired entities will perform in the future, integrate into our entire operations or result in a diversion of management focus and attention to others parts of our business.

Our growth strategy may not prove viable and expected growth and value may not be realized.

Our business strategy is to grow rapidly by managing a network of medical groups providing certain hospital-based services and integrated inpatient and outpatient physician networks. We also seek growth opportunities both organically and through the acquisition of target medical groups and other service providers. Identifying quality acquisition candidates is a time-consuming and costly process. There can be no assurance that we will be successful in identifying and establishing relationships with these and other candidates. If we are not successful in identifying and acquiring other entities, our ability to successfully implement our business plan and achieve targeted financial results could be adversely affected. The process of integrating acquired entities involves significant risks, which include, but are not limited to:

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

We may not make appropriate acquisitions, may fail to integrate them into our business, or these acquisitions could alter our current payor mix and reduce our revenue.

Our business is significantly dependent on locating and acquiring or partnering with medical practices or individual physicians to provide health care services. As part of our growth strategy, we regularly review potential acquisition opportunities. We cannot predict whether we will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisitions would be. If we are not successful in finding attractive acquisition candidates that we can acquire on satisfactory terms, or if we cannot successfully complete and efficiently integrate those acquisitions that we identify, we may not be able to implement our business model, which would likely negatively impact our revenues, results of operations and financial condition. Furthermore, our acquisition strategy involves a number of risks and uncertainties, including:

•	We may not be able to identify suitable acquisition candidates or strategic opportunities or successfully implement or realize the expected benefits of any suitable opportunities. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our acquisition costs.

•	We may be unable to successfully and efficiently integrate completed acquisitions, including our recently completed acquisitions and such acquisitions may fail to achieve the financial results we expected. Integrating completed acquisitions into our existing operations involves numerous short-term and long-term risks, including diversion of our management’s attention, failure to retain key personnel, failure to retain payor contracts and failure of the acquired practice to be financially successful.

•	We cannot be certain of the extent of any unknown or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities of acquired entities. Also, depending on the location of the acquisition, we may be required to comply with laws and regulations that may differ from those of the states in which our operations are currently conducted.

•	We may acquire individual or group medical practices that operate with lower profit margins as compared with our current or expected profit margins or which have a different payor mix than our other practice groups, which would reduce our profit margins. Depending upon the nature of the local healthcare market, we may not be able to implement our business model in every local market that we enter, which may negatively impact our revenues and financial condition.

•	If we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders could be diluted, which, in turn, could adversely affect the market price of our stock. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may increase our acquisition costs.

Changes to the fair value of contingent compensation payments to be paid in connection with our acquisitions may result in significant fluctuations to our results of operations.

In connection with some of our recent acquisitions we are required to make certain contingent compensation payments. The fair value of such payments is re-evaluated periodically based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. Increases in the amount of contingent compensation payments were are required to make may have an adverse effect on our financial condition.

Our management team’s attention may be diverted by recent acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time-intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on recent acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

Our growth strategy incurs significant costs, which could adversely affect our financial condition.

Our growth-by-acquisition strategy involves significant costs, including legal and accounting fees, and may include additional costs, including labor costs, termination payments, contingent payments and bonuses, among others. These costs could put a strain on our available cash and cash flow, which in turn could adversely affect our overall financial condition.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our operations, the quality of our services, our ability to retain key personnel and our business could be adversely affected.

We could experience significant losses under our capitation-based contracts if the medical expenses we incur exceed revenues.

In California, health plans typically prospectively pay an IPA a fixed PMPM amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to IPAs, in the aggregate, represent a prospective budget from which the IPA manages care-related expenses on behalf of the population enrolled with that IPA. If our IPAs are able to manage care-related expenses under the capitated levels, we realize an operating profit on our capitation contracts. However, if our care-related expenses exceed projected levels, our IPAs may realize substantial operating deficits, which are not capped and could lead to substantial losses.

Our future growth could be harmed if we lose the services of certain key personnel.

Our success depends to a significant extent on the continued contributions of our key management personnel, including our Chief Executive Officer, Warren Hosseinion, M.D., for the management of our business and implementation of our business strategy. We have entered into employment agreements with Dr. Hosseinion and we hold a $5 million key man life insurance policy. The loss of Dr. Hosseinion’s services or those of other key management could have a material adverse effect on our business, financial condition and results of operations.

Our current principal stockholders have significant influence over us and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree. This includes that Warren Hosseinion, M.D. and Adrian Vazquez, M.D., combined currently own more than 27% of our shares and have significant influence over our operations and strategic direction.

Our executive officers and directors, together with holders of greater than 5% of our outstanding common stock, as a group, currently beneficially own a majority of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock, assuming they agree with our principal shareholders, have the ability to control all matters submitted to our stockholders for approval, including:

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

This concentration of ownership is underscored by the fact that Dr. Hosseinion (who currently owns approximately 15% of our common stock) and Dr. Vazquez (who currently owns approximately 13% of our common stock) together currently own more than 27% of our common stock and exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As stockholders, Drs. Hosseinion and Vazquez are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally. Their concentrated holdings of so much of our common stock may harm the value of our shares and discourage investors from investing in us. Drs. Hosseinion and Vazquez could also seek to delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of a transaction that our other stockholders do not support.

If our agreements or arrangements with Dr. Hosseinion or physician groups are deemed invalid under state corporate practice of medicine and similar laws, or Federal law, or are terminated as a result of changes in state law, it could have a material impact on our results of operations and financial condition.

There are various state laws, including laws in California, regulating the corporate practice of medicine which prohibits us from owning various healthcare entities. This corporate practice of medicine prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. As a result, we have structured other agreements and arrangements with these entities, such as having Dr. Hosseinion hold shares in such practices as our nominee shareholder. These agreements and arrangements may not be as effective in providing control as direct ownership. If these agreements and arrangements were held to be invalid under state laws prohibiting the corporate practice of medicine, a significant portion of our revenues could be affected, which may result in a material adverse effect on our results of operations and financial condition. Additionally, any changes to Federal or state law that prohibited such agreements or arrangements could also have a material adverse effect upon our results of operations and financial condition.

If we lost the services of Dr. Hosseinion for any reason, the contractual arrangements with our VIEs could be in jeopardy.

Because of corporate practice of medicine laws, many of our affiliated physician practice groups are either wholly-owned or primarily owned by Dr. Hosseinion as our nominee shareholder. If Dr. Hosseinion died, was incapacitated or otherwise was no longer affiliated with our Company there could be a material adverse effect on the relationship between us and each of those VIEs and, therefore, our business as a whole could be adversely affected.

The contractual arrangements we have with ours VIEs is not as secure as direct ownership of such entities.

Because of corporate practice of medicine laws, we enter into contractual arrangements to manage certain affiliated physician practice groups, which allows us to consolidate those groups with us for financial reporting purposes. If we had direct ownership of certain of our affiliated entities, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. Under our contractual arrangements, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the entities and the entities’ equity holders to perform their obligations in order to exercise our control over the entities. If any of these affiliated entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements

We rely on certain key personnel who could stop services to us. Any failure by our key affiliated entities or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, results of operations and financial condition. We also own the majority, and not all, of the equity of our key subsidiaries.

MMG and other affiliated physician practice groups are or may be owned by other physicians who could die, become incapacitated or otherwise become no longer affiliated with us. Although the terms of the contractual agreements provide that they will be binding on the successors of the entities’ equity holders, as those successors are not parties to these agreements, it is uncertain whether the successors in case of the death, bankruptcy or divorce of an equity holder would be subject to such agreements.

In addition, although we consolidate in our financial reporting and business structure ApolloMed ACO and ApolloMed Palliative, individuals other than Dr. Hosseinion, who acts as nominee shareholder for the benefit of AMM, also own approximately 20% of the equity of ApolloMed ACO and 44% of the equity in ApolloMed Palliative.

Our operations are dependent on a few key payors.

We had three payors during the year ended March 31, 2016 that accounted for 29.8%, 15.7% and 9.9% of net revenues, respectively. We had three payors during the year ended March 31, 2015 that accounted for 34.8%, 13.2% and 12.3% of net revenues, respectively. We believe that a majority of our revenue will continue to be derived from a few payors. Each payor may immediately terminate any of our contracts or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms or at all, for any reason, would materially and adversely affect our results of operations and financial condition.

A decline in the number of patients we serve could have a material adverse effect on our results of operations.

Like any business, a material decline in the number of patients we serve, whether they or a third party government or private entity is paying for their healthcare, could have a material adverse effect on our results of operations and financial condition.

ACOs are relatively new and undergoing changes, additionally CMS may change or discontinue the MSSP program

The Company has invested resources in both applying to participate in the MSSP and in establishing initial infrastructure. The MSSP program and the rules regarding ACOs may be altered in the future. Any material change to the MSSP program and ACO requirements, governance and operating rules, could provide a significant financial risk for us and alter our strategic direction, thereby producing stockholder risk and uncertainty. In addition, we could be terminated from the MSSP if we do not comply with the MSSP participation requirements.

ApolloMed ACO may not generate savings through its participation in the MSSP, and revenue, if any, earned by such participation will occur, only once annually on an “all or nothing” basis.

ApolloMed ACO participates in the MSSP sponsored by CMS. The MSSP is a relatively new program with limited history of payments to ACO participants. As a result of the uncertain nature of the MSSP program, we consider revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and revenues are not considered earned and therefore are not recognized until notice from CMS that cash payments are to be imminently received.

In addition, there is no assurance that we will meet the conditions necessary for receipt of future payments. Furthermore, our ability to continue to generate savings for the MSSP program depends on many factors, many of which are outside our control, including, among others, how CMS elects to administer the MSSP program, how savings levels are calculated and continued political support of the MSSP program. As a result, whether future revenues will be earned by ApolloMed ACO is uncertain and will be contingent on various factors, including whether savings were determined to be achieved in 2015 or in any other period during which savings are measured.

During the year ended March 31, 2015, we were awarded and received approximately a $5.4 million payment related to savings achieved from July 1, 2012, through December 31, 2013, which represented 16% of our net revenue during the year ended March 31, 2015. During the year ended March 31, 2016, we did not receive any MSSP payment.

Moreover, if amounts are payable to us under the MSSP, they will be paid on an annual basis significantly after the time they are earned. Additionally, since MSSP payments, if any, are made once annually, we would not receive such payments spread out over our fiscal year and, consequently, revenue may be materially lower in quarters when any MSSP-related payments are not received by us.

Risk-sharing arrangements that MMG has with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability. MMG also has a key contract with PMG and its management service organization, which if terminated could materially affect our business.

Under risk-sharing arrangements into which MMG has entered, MMG is responsible for a portion of the cost of hospital services or other services that are not capitated. These risk-sharing arrangements may require MMG to assume a portion of any loss sustained from such arrangements, thereby adversely affecting our results of operations. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of MMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient, and inflation. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and MMG are responsible for, which could reduce our revenue and adversely affect our results of operations.

MMG is currently not in compliance with certain financial requirements of the DMHC.

Our IPA, MMG, is currently not in compliance with certain financial requirements of the DMHC. We have increased our intercompany line of credit to MMG to provide additional capital in attempt to comply partially with the DMHC’s requirements. Nonetheless, through a plan of remediation that we must present to the DMHC for its approval, we still must either contribute additional funds, cut costs, increase revenue or a combination of the above, to bring MMG back into compliance. We do not believe that cutting costs alone will bring MMG back into compliance. There can be no assurance that we can increase revenue sufficiently and, if we increase revenue sufficiently, sustain such revenue increase, to bring MMG back into compliance. To the extent that we are required to contribute additional capital to MMG, which would likely be in the form of a subordinated loan, we would have less available cash to use on other parts of our business.

Economic conditions or changing consumer preferences could adversely impact our business.

A downturn in economic conditions in one or more of our markets could have a material adverse effect on our results of operations, financial condition, business and prospects. Historically, state budget limitations have resulted in reduced state spending. Given that Medicaid is a significant component of state budgets, an economic downturn would put continued cost containment pressures on Medicaid outlays for our services in California. In addition, an economic downturn and/or sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

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

Our success depends, to a significant degree, upon our ability to adapt to a changing market and continued development of additional services.

Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance by the marketplace. Our ability to procure new contracts may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, and the potential need for continuing improvement to existing services. Moreover, the markets for such services may not develop as expected nor can there be any assurance that we will be successful in our marketing of any such services.

Competition for physicians is intense, and we may not be able to hire and retain qualified physicians to provide services.

We are dependent on our affiliated physicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians. The limited number of residents entering the job market each year and the limited number of other licensed providers seeking to change employers makes it challenging to meet our hiring needs and may require us to contract locum tenens physicians or to increase physician compensation in a manner that decreases our profit margins. The limited number of residents and other licensed providers also impacts our ability to recruit new physicians with the expertise necessary to provide services within our business and our ability to renew contracts with existing physicians on acceptable terms. If we do not do so, our ability to provide services could be adversely affected. Even though our physician turnover rate has remained stable over at least the last three years, if the turnover rate were to increase significantly, our growth could be adversely affected.

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

We compete with other healthcare providers for our employees, both clinical associates and management personnel. As the demand for health services continues to exceed the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals. Furthermore, the competition for this segment of the labor market has created turnover as many seek to take advantage of the supply of available positions, many of which offer new and more attractive wage and benefit packages. In addition to the wage pressures described above, the cost of training new employees amid the turnover rates may cause added pressure on our operating margins. Lastly, the market for qualified nurses and therapists is highly competitive, which may adversely affect our palliative, home health and hospice operations, which are particularly dependent on nurses for patient care.

The health care industry is highly competitive.

There are many other companies and individuals currently providing health care services, many of which have been in business longer than we have been, and/or have substantially more financial and personnel resources than we have. We compete directly with national, regional and local providers of inpatient healthcare for patients and physicians. Other companies could enter the market in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, DaVita and Heritage, each of which has greater financial and other resources available to them. We also compete with physician groups and privately-owned health care companies in each of our local markets. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Since there are virtually no capital expenditures required to enter the industry, there are few financial barriers to entry. Individual physicians, physician groups and companies in other healthcare industry segments, including hospitals with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive, particularly in California.

Additionally, as we have expanded into palliative, home health and hospice care through the launch of ApolloMed Palliative, we face competitors that have traditionally concentrated in this segment and that may have greater resources and specialized expertise than we have. In many areas in which our palliative, home health and hospice care programs are located, we compete with a large number of organizations, including:

•	community-based home health and hospice providers;

•	national and regional companies;

•	hospital-based home health agencies, hospice and palliative care programs; and

•	nursing homes.

We may be unable to compete successfully with these competitors in palliative, home health and hospice care, and may expend significant resources without success.

We rely on referrals from third parties for our services.

Our business relies in part on referrals from third parties for our services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation or other remuneration to our referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about the quality of our services and other factors could result in a significant decrease in our revenues and adversely impact our financial condition. Similarly, we cannot assure that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. If we are unable to maintain our referral base or our preferred provider status with significant third-party payors, it may negatively impact our revenues and our financial performance.

Hospitals and other inpatient and post-acute care facilities may terminate their agreements with us or reduce the fees they pay us.

For the year ended March 31, 2016, we derived approximately 13% of our net revenue for physician services from contracts directly with hospitals, other inpatient and post-acute care facilities. Our current partner facilities may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our physician practice groups to operate at such facilities, which would negatively impact our revenue, results of operations and financial condition.

Some of the hospitals where our affiliated physicians provide services may have their medical staff closed to non-contracted physicians.

In general, our affiliated physicians may only provide services in a hospital where they have certain credentials, called privileges, which are granted by the medical staff and controlled by the legally binding medical staff bylaws of the hospital. The medical staff decides who will receive privileges and the medical staff of the hospitals where we currently provide services or wish to provide services could decide that non-contracted physicians can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services in a hospital, decrease the number of our affiliated physicians who could provide services or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for physician services, which would reduce access to certain populations of patients within the hospital.

We may have difficulty collecting payments from third-party payors in a timely manner.

We derive significant revenue from third-party payors, and delays in payment or audits leading to refunds to payors may adversely impact our net revenue. We assume the financial risks relating to uncollectible and delayed payments. In particular, we rely on some key governmental payors. Governmental payors typically pay on a more extended payment cycle, which could result in our incurring expenses prior to receiving corresponding revenue. In the current healthcare environment, payors are continuing their efforts to control expenditures for healthcare, including proposals to revise coverage and reimbursement policies. We may experience difficulties in collecting revenue because third-party payors may seek to reduce or delay payment to which we believe we are entitled. If we are not paid fully and in a timely manner for such services or there is a finding that we were incorrectly paid, our revenues, cash flows and financial condition could be adversely affected.

Decreases in payor rates could adversely affect us.

Decreases in payor rates, either prospectively or retroactively, could have a significant adverse effect on our revenue, cash flow and results of operations. For example, during fiscal 2016, Health Net, Inc. reduced payor rates to their payees, including us, retroactive to July 1, 2015 and LA Care reduced payor rates to their payees, including us, retroactive to January 1, 2016.

Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could undermine our ability to receive ACO payments and otherwise materially harm our operations and result in potential violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance our existing management information systems or implement new management information systems where necessary. Additionally, we may experience unanticipated delays, complications or expenses in implementing, integrating and operating our systems. Our management information systems may require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing these systems. Our failure to successfully implement and maintain all of our systems could undermine our ability to receive MSSP payments and otherwise have a material adverse effect on our business, results of operations and financial condition. Additionally, our failure to successfully operate our billing systems could lead to potential violations of healthcare laws and regulations.

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and could lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We have identified a number of material weaknesses in our disclosure controls and procedures. These material weaknesses could allow the reporting of inaccurate or incomplete information regarding our business in our public filings and will require us to devote substantial resources to mitigating and resolving the weaknesses we have identified.

Additionally, we intend to continue to grow our business, in part, through the acquisition of new entities. When we acquire such existing entities our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such entities, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired companies with our own. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements.

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

From time to time we may be required to write-off intangible assets, such as goodwill, due to impairment.

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

We currently derive 100% of our revenues in California and are vulnerable to changes in California healthcare laws and regulations.

Our business and operations are concentrated in one state, California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery, reimbursements, financial requirements or other aspects of regulation of the healthcare industry could have an adverse effect on our operations and cost of doing business.

A prolonged disruption of the capital and/or credit markets may adversely affect our future access to capital, our cost of capital and our ability to continue operations.

We have relied substantially on the capital and credit markets for liquidity and to execute our business strategies, which includes a combination of internal growth and acquisitions. Volatility and disruption of the U.S. capital and credit markets may adversely affect our access to capital and increase our cost of capital. Should current economic and market conditions deteriorate, our ability to finance our ongoing operations and our expansion may be adversely affected, we may be unable to raise necessary funds, our cost of debt or equity capital may increase significantly and future access to capital markets may be adversely affected.

If we cannot raise required capital, we may have to reduce or curtail certain existing operations.

We require significant capital for general working capital needs. If our cash flow and existing working capital are not sufficient to fund our general working capital requirements, we will have to raise additional funds by selling equity, issuing debt, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available, or available on acceptable terms to us, in amounts sufficient for us to meet our requirements. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations.

We may be required to use a significant amount of cash on hand and/or raise capital if the holder of our Series A convertible preferred stock elects to have such stock redeemed.

The holder of our Series A convertible preferred stock has the right, under certain circumstances, to compel us to redeem that stock. The initial investment in our Series A convertible preferred stock was $10 million. If the holder exercises its right of redemption later in fiscal 2016 we would have one year to consummate the redemption and we would be required to use a significant amount of cash on hand and/or raise capital in the form of equity or debt, in order to redeem the Series A convertible preferred stock. The use of cash on hand would prohibit us from using such cash for other purposes, including growth. There can be no assurance that we would be able to raise capital to consummate the redemption on favorable terms, or at all. Our failure to consummate a redemption once the right is exercised by the holder of our Series A convertible preferred stock would constitute a default under the securities purchase agreement pursuant to which we issued the Series A convertible preferred stock and subject us to significant damages.

Uncertain or adverse economic conditions may have a negative impact on our industry, business, results of operations or financial position.

Uncertain or adverse economic conditions could have a negative effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry. There can be no assurance that we will not experience any material adverse effect on our business as a result of future economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the purpose of stimulating the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the foregoing include:

•	our ability to issue equity and/or borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance our existing debt;

•	potential increased costs of borrowing capital if interest rates rise;

•	adverse terms imposed on us by any equity investor;

•	the possible impairment of some or all of the value of our goodwill and other intangible assets; and

•	the possibility that any then-existing lenders could refuse to fund any commitment to us or could fail, and we may not be able to replace the financing commitment of any such lender on satisfactory terms, or at all.

Actual or perceived difficulties in the global capital and credit markets have adversely affected, and uncertain or adverse economic conditions may negatively affect, our business.

Declines in consumer and business confidence and private as well as government spending during and since the last recession, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, as well as government budgeting, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is significantly exposed to risks associated with government spending and private payor reimbursement rates. The consequences of such adverse effects could include the delay or cancellation of consumer spending for discretionary and non-reimbursed healthcare, and reductions in reimbursements from private and government payors, which we have experienced. The continuation or recurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. Although the markets have improved since the depths of the last recession, the overall economic recovery has continued to be uneven. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our patients’ spending habits, private payors’ access to capital (which supports the continuation and expansion of their businesses) and governmental budgetary processes, and, in turn, could result in reduced income to us.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend primarily on California and U.S. economic conditions and their impact on purchases of, or capitated rates for, our delivery of healthcare services. As a result of the global financial crisis that began in 2008, which was experienced on a broad and extensive scope and scale, and the last recession in the United States, general economic conditions deteriorated significantly, and the economic recovery since that time has been uneven. Economic conditions may remain uncertain for the foreseeable future. We believe that this general economic uncertainty may continue in future periods, as our patients, private payors and government payors alter their purchasing activities in response to the new economic reality, and, among other things, our patients may change or scale back healthcare spending, and private and government payors could reduce reimbursement rates, which we have experienced. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. If we are unable to adequately respond to or forecast further changes in demand for healthcare services, our results of operations, financial condition and business prospects may be materially and adversely affected.

Many of our agreements with hospitals and medical groups are relatively short term or may be terminated without cause by providing advance notice, and any such termination could have a material adverse effect on our financial results, operations and future business plans.

Many of our hospitalist and other operating agreements are relatively short term or may be terminated without cause by providing advance notice. If these agreements are terminated at the end of their term, are not renewed or are terminated before the end of their term, we would lose the revenue generated by those agreements. Any such terminations could have a material adverse effect on our results of operations and future business plans.

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

Our financial statements are consolidated and include the accounts of our majority-owned subsidiaries and various non-owned affiliated physician groups that are VIEs, which consolidation is effectuated in accordance with applicable accounting rules. In the event of a change in accounting principles promulgated by FASB or in FASB’s interpretation of its principles, or if there were an adverse determination by a regulatory agency or a court or if there were a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, we may not be permitted to continue to consolidate the total revenues of such organizations.

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

As a company involved in providing healthcare services, we are subject to numerous federal, state and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid. We may also be required to change our method of operations. These consequences could be the result of current conduct or even conduct that occurred a number of years ago. We also could incur significant costs merely if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state or local government will determine that we are not operating in accordance with law, or whether the laws will change in the future and impact our business. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that affect us:

•	federal laws, including the federal False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of specific “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues, which typically are not limited to relationships involving governmental payors;

•	provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act (“HIPAA”) that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA and HITECH limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	federal and state laws that provide penalties for providers for billing and receiving payment from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients, or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in their operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in their states;

•	provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

We cannot predict the effect that the ACA and its implementation may have on our business, results of operations or financial condition.

The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing legal challenges create an uncertain environment for how the ACA may affect our business, results of operations and financial condition.

However, some of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective starting in 2010. Although the expansion of health insurance coverage should increase revenues from providing care to previously uninsured individuals, many of these provisions of the ACA will continue to become effective beyond 2015, and the impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of U.S. governors have stated that they oppose their state’s participation in the expanded Medicaid program, which could result in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the ACA.

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

The Health Care Reform Acts mandates changes specific to home health and hospice benefits under Medicare. For home health, the Health Care Reform Acts mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Acts requires the Secretary of Health and Human Services to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with specific conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Acts further directs the Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress. Beginning October 1, 2012, the annual market basket rate increase for hospice providers was reduced by a formula that caused payment rates to be lower than in the prior year.

Providers in the healthcare industry are sometimes the subject of federal and state investigations, as well as payor audits.

Due to our participation in government and private healthcare programs, we are sometimes involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts that include investigations of healthcare companies, and their executives and managers. Under some circumstances, these investigations can also be initiated by private individuals under whistleblower provisions which may be incentivized by the possibility for private recoveries. The Deficit Reduction Act revised federal law to further encourage these federal, state and individually-initiated investigations against healthcare companies.

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

Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review”, have affected and are expected to continue to affect our operations. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the U.S. Department of Health and Human Services that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

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

In addition to the above management arrangements, we have some contractual rights relating to the transfer of equity interests in some of our affiliated physician groups to a nominee shareholder designated by us, through physician shareholder agreements, with Dr. Hosseinion, the controlling equity holder of such affiliated physician groups. However, such equity interests cannot be transferred to or held by us or by any non-professional organization. Accordingly, we do not directly own any equity interests in any physician groups in California. In the event that any of these affiliated physician groups fails to comply with the management arrangement or any management arrangement is terminated and/or we are unable to enforce its contractual rights over the orderly transfer of equity interests in its affiliated physician groups, or California law is interpreted to invalidate these arrangements, there could be a material adverse effect on our business, results of operations and financial condition.

Our palliative care business is subject to rules, prohibitions, regulations and reimbursement requirements that differ from those that govern our primary home health and hospice operations.

We continue to develop our palliative care services, which is a type of care focused upon relieving pain and suffering in patients who do not quality for, or who have not yet elected, hospice services. The continued development of this business line exposes us to additional risks, in part because the business line requires us to comply with additional Federal and state laws and regulations that differ from those that govern our home health and hospice business. This line of business requires compliance with different Federal and state requirements governing licensure, enrollment, documentation, prescribing, coding, billing and collection of coinsurance and deductibles, among other requirements. Additionally, some states have prohibitions on the corporate practice of medicine and fee-splitting, which generally prohibit business entities from owning or controlling medical practices or may limit the ability of clinical professionals to share professional service income with non-professional or business interests. Reimbursement for palliative care and house calls services is generally conditioned on our clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Further, compliance with applicable regulations may cause us to incur expenses that we have not anticipated, and if we are unable to comply with these additional legal requirements, we may incur liability, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Our palliative care business line is subject to new licensing requirements, which will require us to expend resources to comply with the changing requirements.

In October 2013, California enacted the Home Care Services Consumer Protection Act. The act establishes a licensing program for home care organizations, and requires background checks, basic training and tuberculosis screening for the aides that are employed by home care organizations. Home care organizations and aides had until January 1, 2015 to comply with the new licensing and background check requirements. Because we operate in California, the requirements of the act are expected to impose additional costs on us.

We do not have a limited Knox-Keene License.

We do not hold a limited Knox-Keene license (a managed care plan license issued pursuant to the California Knox-Keene Health Care Service Plan Act of 1975). If the California Department of Managed Health Care were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having a limited Knox-Keene license, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue may be negatively impacted by the failure of our affiliated physicians to appropriately document services they provide.

We rely upon our affiliated physicians to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement to us is conditioned upon, in part, our affiliated physicians providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.

Changes associated with reimbursement by third-party payors for the Company’s services may adversely affect our operating results and financial condition.

The medical services industry is undergoing significant changes with government and other third-party payors that are taking measures to reduce reimbursement rates or, in some cases, denying reimbursement altogether. There is no assurance that government or other third-party payors will continue to pay for the services provided by our affiliated medical groups. Failure of government or other third party payors to cover adequately the medical services provided by us could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” we handle and retain or to implement improved administrative, technical or physical safeguards to protect PHI. We may incur significant costs in order to demonstrate and document whether there is a low probability that PHI has been compromised in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities and, in some cases, the media, in the event of a breach and to provide appropriate remediation and monitoring to mitigate the possible damage done by any such breach.

Providers must be properly enrolled in governmental healthcare programs, such as Medicare and Medicaid, before they can receive reimbursement for providing services, and there may be delays in the enrollment process.

Each time a new affiliated physician joins us, we must enroll the affiliated physician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the physician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated physicians in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flow.

We may face malpractice and other lawsuits that may not be covered by insurance.

Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits which may involve large claims and significant defense costs. Many states have joint and several liabilities for all healthcare providers who deliver care to a patient and are at least partially liable. As a result, if one healthcare provider is found liable for medical malpractice for the provision of care to a particular patient, all other healthcare providers who furnished care to that same patient, including possibly our affiliated physicians, may also share in the liability, which may be substantial.

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

We establish reserves for estimates of incurred but not reported claims (“IBNR”) due to contracted physicians, hospitals, and other professional providers and risk-pool liabilities. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The inherent difficulty in interpreting contracts and the estimated level of necessary reserves could result in significant fluctuations in our estimates from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. If subsequent claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our assets or net income.

Litigation expenses may be material.

In recent periods, we have incurred increased expenses for legal fees related to the defense of the lawsuits by certain competitors that are described under “Legal Proceedings”. While we maintain the insurance coverage described above, such insurance may not cover these lawsuits or some other types of commercial disputes. The defense of litigation, including fees of legal counsel, expert witnesses and related costs, is expensive and difficult to forecast accurately. In general, such costs are unrecoverable even if we ultimately prevail in litigation and could represent a significant portion of our limited capital resources. To defend lawsuits, it is also necessary for us to divert officers and other employees from their normal business functions to gather evidence, give testimony and otherwise support litigation efforts. We expect to experience higher than normal litigation costs until the lawsuits by our competitor are decided.

If we lose any material litigation, including the litigation described under “Legal Proceedings”, we could face material judgments or awards against us. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, assets, cash flow and financial condition.

We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which may also deter us from aggressively pursuing even legitimate claims.

We may be subject to litigation related to the agreements that our IPAs enter into with primary care physicians.

It is common in the medical services industry for primary care physicians to be affiliated with multiple IPAs. Our IPAs often enter into agreements with physicians who are also affiliated with our competitors. However, some of our competitors at times enter into agreements with physicians that require the physician to provide services exclusively to that competitor. Our IPAs often have no knowledge, and no way of knowing, whether a physician seeking to affiliate with us is subject to an exclusivity agreement unless the physician informs us of that agreement. Our IPAs rely on the physicians seeking to affiliate with us to determine whether they are able to enter into the proposed agreement. As described in “Legal Proceedings”, competitors have initiated lawsuits against us based in part on interference with such exclusivity agreements, and may do so in the future. An adverse outcome in one or more of such lawsuits could adversely affect our business, assets, cash flow and financial condition.

Changes in the rates or methods of Medicare reimbursements may adversely affect our operations.

In order to participate in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. These programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis, meaning that generally we cannot increase our revenue by increasing the amount we charge for our services. To the extent that our costs increase, we may not be able to recover our increased costs from these programs and cost containment measures and market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare reimbursement for various services. In April of 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, which made numerous changes to Medicare, Medicaid, and other healthcare related programs. These changes include new systems for establishing the annual updates to payment rates for physicians’ services in Medicare. Our business may be significantly and adversely affected by MACRA and any changes in reimbursement policies and other legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare, TRICARE (which provides civilian health benefits for U.S Armed Forces military personnel, military retirees, and their dependents) and other government healthcare programs.

Our business also could be adversely affected by reductions in, or limitations of, reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs.

Overall payments made by Medicare for hospice services are subject to cap amounts. Total Medicare payments to us for hospice services are compared to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS generally announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. Accordingly, we must estimate the cap amount for the cap period before CMS announces the cap amount. If our estimate exceeds the later announced cap amount, we may suffer losses. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods, in which case payments to us in excess of the cap amount must be returned to Medicare. A second hospice cap amount limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period.

In addition, the Health Care Reform Acts includes several provisions that could adversely impact hospice providers, including a provision to reduce the annual market basket update for hospice providers by a productivity adjustment. We cannot predict whether any healthcare reform initiatives will be implemented, or whether the Health Care Reform Acts or other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will adversely affect our revenues. Further, due to budgetary concerns, several states have considered or are considering reducing or eliminating the Medicaid hospice benefit. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability.

If we inadvertently employ or contract with an excluded person, we may face government sanctions.

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the individual retains other licensure. This means that they (and all others) are prohibited from receiving payment for their services rendered to Medicare or Medicaid beneficiaries, and if the excluded individual is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil monetary penalties if they do. The U.S. Department of Health and Human Services Office of the Inspector General (“OIG”) maintains a list of excluded individuals and entities. Although we have instituted policies and procedures through our compliance program to minimize the risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that any of our current employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties, and the hospitals at which we furnish services also may be subject to repayments and sanctions, for which they may seek recovery from us.

We may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease in our net revenue. Changes in the eligibility requirements for governmental programs also could increase the number of patients who participate in such programs or the number of uninsured patients. Even for those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for us of uncollectible receivables. Further, our hospice related business could become subject to “quality star ratings” and, if sufficient quality is not achieved, reimbursement could be negatively impacted. These factors and events could have a material adverse effect on our business, results of operations and financial condition.

Federal and state laws may limit our effectiveness at collecting monies owed to us from patients.

We utilize third parties, whom we do not and cannot control, to collect from patients any co-payments and other payments for services that our physicians provide to patients. The federal Fair Debt Collection Practices Act (the “FDCPA”) restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the FDCPA. If our collection practices or those of our collection agencies are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting healthcare reform or the healthcare industry, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased federal oversight and regulation of the healthcare industry in the future. We cannot assure you as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the Federal or state level, could adversely affect our business or could change the operating environment of the hospitals and other facilities where our physicians provide services. It is possible that the changes to the Medicare or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner averse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

We may incur significant costs to adopt certain provisions under HITECH.

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

We may be exposed to cybersecurity risks.

While we have not experienced any cybersecurity incidents, the nature of our business and the requirements of healthcare privacy laws such as HIPAA and HITECH, impose significant obligations on us to maintain the privacy and protection of patient medical information. Any cybersecurity incident could expose us to violations of HIPAA and/or HITECH that, even unintended, could cause significant financial exposure to us in the form of fines and costs of remediation of any such incident.

Risks Related to the Ownership of Our Securities

The market price of our common stock may be volatile, and the value of your investment could decline significantly.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, our ability or inability to raise the additional capital we may need and the terms on which we raise it and trading volume. Other factors include:

•	variations in quarterly operating results;

•	changes in earnings estimates by analysts;

•	developments in the hospitalists markets;

•	announcements of acquisitions dispositions and other corporate level transactions;

•	announcements of financings and other capital raising transactions;

•	sales of stock by our larger stockholders;

General inefficiencies of trading on junior markets or quotations systems, including the need to comply on a state-by-state basis with state “blue sky” securities laws for the resale of our common stock on OTC Pink; and

•	general stock market and economic conditions.

Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. We have been conditionally approved to uplist on the NASDAQ Capital Market (“NASDAQ”) and, if we are successful in uplisting, we may be covered by more analysts. Our failure to meet the expectations of any analysts who may follow our stock could have a material adverse effect on our stock price and indirectly, the terms on which we raise capital. There is no assurance that the market price of our shares of common stock will not fall in the future.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

We have issued some of our directors, officers, other employees, consultants, lenders and other third parties securities, including options, warrants, convertible preferred stock and convertible debt, that such parties have and may exercise or convert into shares of our common stock. Such conversions or exercises would result in the issuance of additional shares of our common stock, resulting in dilution of the ownership interests of our present stockholders.

For example, on October 14, 2015, Network Medical Management, Inc. (“NMM”) purchased 1,111,111 units of our securities, each unit consisting of one share of Series A convertible preferred stock (“Series A Preferred Stock”) and a stock purchase warrant (a “Series A Warrant”) to purchase one share of our common stock at $9.00 per share, none of which securities have yet been converted or exercised for our common stock but which could result in the issuance by us of up to 2,222,222 shares of our common stock to NMM if they converted all of the Series A Preferred Stock and exercised all of the Series A Warrants that they currently hold. Additionally, on October 14, 2015, NNA converted $1,402,500 of convertible notes and accrued interest, as well as exercised warrants, into an aggregate 600,000 shares of our common stock. On March 30, 2016, NMM purchased 555,555 units of our securities, each unit consisting of one share of Series B convertible preferred stock (“Series B Preferred Stock”) and a stock purchase warrant (a “Series B Warrant”) to purchase one share of our common stock at $10.00 per share, none of which securities have yet been converted or exercised for our common stock but which could result in the issuance by us of up to 1,111,110 shares of our common stock to NMM if they converted all of the Series B Preferred Stock and exercised all of the Series B Warrants that they currently hold. We also issued an aggregate 138,463 shares of our common stock upon the conversion by certain holders of our 9% convertible notes prior to their maturity on February 15, 2016.

Moreover, we may in the future issue additional authorized but previously unissued equity securities, resulting in further dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes. For example, we will have to issue additional shares of common stock to NNA if we fail to comply with NNA’s registration rights.

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

There has been limited trading volume in our common stock, which is quoted on OTC Pink under the trading symbol “AMEH”. It is anticipated that there will continue to be a limited trading market for our common stock on OTC Pink and it is often difficult to obtain accurate price quotes for our stock on OTC Pink. A lack of an active market may impair our stockholders’ ability to sell shares at the time they wish to sell shares or at a price that our stockholders consider reasonable. The lack of an active market may also reduce the fair market value of our common stock. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

Delaware law and our Certificate of Incorporation could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to our stockholders.

The Delaware General Corporation Law contains provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of our stockholders. Delaware law imposes conditions on certain business combination transactions with “interested stockholders”. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Our Certificate of Incorporation empowers the Board of Directors to establish and issue one or more classes of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock.

We must comply with the reporting requirements of the Exchange Act to be listed on NASDAQ.

Companies whose stock is listed on NASDAQ, must be reporting issuers under Section 12 of the Exchange Act and must be current in their SEC reports. If we fail to remain current in our reporting requirements, we could be denied listing on NASDAQ or, if we are listed on NASDAQ, delisted from NASDAQ. If that were to occur, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Although we have been conditionally approved, we have not yet fully satisfied all the requirements for uplisting to the NASDAQ Capital Market. Even if we are able to uplist to the NASDAQ Capital Market, we may not be able to comply with continued listing standards.

In 2015, we were conditionally approved, subject to the satisfaction of certain conditions and meeting all of the NASDAQ listing standards on the date we uplist, to list our common stock on NASDAQ. We currently do not fully meet NASDAQ’s minimum initial listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to meet those initial listing requirements at any point in the future. Even if we meet those listing standards, we may elect not to uplist. If NASDAQ does not list our common stock for trading on its exchange, either because we elect not to uplist or because we do not meet the listing standards, we could continue to face the following consequences:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If we list on NASDAQ, our common stock will be a covered security However, because our common stock is not currently listed on the NASDAQ, our common stock is subject to state “blue sky” regulation in each state in which we offer our common stock, including resales of our common stock on OTC Pink.

If we do uplist to the NASDAQ Capital Market, our failure to meet its continued listing requirements could result in a delisting of our common stock.

Even if our application to list on NASDAQ is approved, we meet the initial listing standards and we elect to uplist, should we thereafter fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and could impair the ability of our stockholders to sell or purchase our common stock when they wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on NASDAQ.

Our common stock may be subject to the “penny stock” rules of the SEC, and trading in our securities is very limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our securities.

The SEC has adopted Rule 3a51-1 under the Exchange Act, which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 under the Exchange Act requires:

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to purchase or sell our common stock and cause a decline in the market value of our stock or underscore our stock’s volatility in the market.

We engaged in a reverse stock split, which may decrease the liquidity of the shares of our common stock.

We effected a one-for-ten reverse stock split of our outstanding common stock in April 2015. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 700 North Brand Boulevard, Suite 1400, Glendale, California 91203.  Under the original lease of the premises, we occupied space in Suite 220. On October 14, 2014, our lease was amended by a Second Amendment (the “Second Lease Amendment”), pursuant to which we relocated our corporate headquarters to a larger suite in the same office building in October 2015. The Second Lease Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises were improved with an allowance of $659,360, provided by the landlord, for construction and installation of equipment for the New Premises. The Second Lease Amendment also extends the term of the lease to for approximately six years after we occupy the New Premises and increases our security deposit. The Second Lease Amendment sets the New Premises base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. However, the base rent will be abated by up to $228,049 subject to other terms of the lease.

AMM leases the SCHC premises located in Los Angeles, California, consisting of 8,766 rentable square feet, for a term of ten years. The base rent for the SCHC lease is $32,872 per month.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. We have become involved in the following two material legal matters:

On May 16, 2014, Lakeside Medical Group, Inc. (“Lakeside”) and Regal Medical Group, Inc. (“Regal”), two IPAs that compete with us in the greater Los Angeles area, filed an action against two of our affiliates, MMG and AMEH, and us, in Los Angeles County Superior Court. The complaint alleged that our two affiliates and we made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from the plaintiffs. The complaint sought compensatory and punitive damages. On June 30, 2014, we filed a motion requesting the court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the plaintiffs served our affiliates and us with demands for arbitration before Judicial Arbitration Mediation Services (“JAMS”) in Los Angeles.

On August 28, 2014, Lakeside and Regal filed a similar lawsuit against Warren Hosseinion, our Chief Executive Officer. Dr. Hosseinion is defending the action and is currently being indemnified by us subject to the terms of an indemnification agreement and the provisions of our certificate of incorporation. We have an existing Directors and Officers insurance policy. On September 9, 2014, Dr. Hosseinion filed a motion requesting the court to stay the court proceeding and order the parties to arbitrate this dispute as part of the pending arbitration proceedings before JAMS, as discussed above. On October 29, 2014, the plaintiffs filed a request for dismissal without prejudice of the action. On November 13, 2014, the plaintiffs served Dr. Hosseinion with demands for arbitration before JAMS in Los Angeles, and on November 19, 2014, we agreed to consolidate the two proceedings against Dr. Hosseinion with the two existing proceedings against our two affiliates and us.

In June 2015, we reached an agreement with the plaintiffs to mediate the pending arbitration proceedings and to stay those proceedings until mediation is complete. The proceedings remain stayed as the parties seek to reach a final resolution of all claims. In May 2016 the plaintiffs have informed JAMS that they hope to have these proceedings resolved soon.  If we are unable to reach a resolution, we will continue to prepare a defense to the allegations and vigorously defend the proceedings. It remains too early to state whether, if the parties are unable to reach a resolution, the likelihood of an unfavorable outcome in the proceedings is probable or remote, or to estimate the potential loss if the outcome should be unfavorable to us and whether any such loss would be material to our financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Pink under the symbol, “AMEH”.

The following table sets forth, during the fiscal quarters presented, the high and low bid prices of our common stock as reported by OTC Pink. On May 16, 2014, the Board of Directors of our Company approved a change to the Company’s fiscal year end from January 31 to March 31. For continuity of reporting our stock price, we reflected fiscal quarters in the following table based on our current March 31 fiscal year-end and adjusted our stock price to reflect the effects of our reverse stock split. The quotations below reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended March 31, 2016
First Quarter	$9.75	$3.75
Second Quarter	10.00	6.00
Third Quarter	7.25	4.75
Fourth Quarter	6.00	4.00

	High	Low
Fiscal Year ended March 31, 2015
First Quarter	$7.00	$4.40
Second Quarter	6.50	2.50
Third Quarter	5.30	3.00
Fourth Quarter	5.49	3.60

On June 27, 2016, the closing price of our common stock as quoted on OTC Pink was $5.00. All amounts in the table above reflect a one-for-ten (1:10) reverse stock split of our outstanding common stock that we effected on April 24, 2015.

Reverse Stock Split

On April 24, 2015, we filed an amendment to our certificate of incorporation to effect a 1-for-10 reverse stock split of its common stock. The number of authorized, but unissued, shares was not affected. No fractional shares were issued following the reverse stock split and we paid cash in lieu of any fractional shares resulting from the reverse stock split.

Stockholders

As of June 27, 2016, as reported by the Company’s stock transfer agent, there were approximately 342 holders of record of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

Dividends

To date we have not paid any cash dividends on our common stock and we do not contemplate the payment of cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors considered relevant to our ability to pay dividends.

Recent Sales of Unregistered Securities

On October 14, 2015, we sold 1,111,111 units (the “Series A Units”), each Series A Unit consisting of one share of our Series A Preferred Stock (the “Series A Preferred Stock”) and a stock purchase warrant (the “Series A Warrant”) to purchase one share of our Common Stock at an exercise price of $9.00 per share, for which NMM paid us $10,000,000. We used the proceeds primarily to repay certain outstanding indebtedness owed by us to NNA and the balance for working capital. For accounting purposes this preferred stock was classified as temporary or mezzanine equity.

On November 17, 2015, we agreed to issue a total of 600,000 shares of our Common Stock to NNA pursuant to the Second Amendment and Conversion Agreement among NNA, Warren Hosseinion, M.D., Adrian Vazquez, M.D. and us (the “Conversion Agreement”). Pursuant to the Conversion Agreement, we agreed to issue to NNA (i) 275,000 shares of our Common Stock and to pay accrued and unpaid interest of $47,112, in full satisfaction of NNA’s conversion and other rights under the 8% Convertible Note dated March 28, 2014, issued by us to NNA, in the principal amount of $2,000,000; and (ii) 325,000 shares of our Common Stock in exchange for all stock purchase warrants held by NNA (the “NNA Warrants”), under which NNA had the right to purchase 300,000 shares of our Common Stock at an exercise price of $10.00 per share and 200,000 shares at an exercise price of $20.00 per share, in each case subject to anti-dilution adjustments.

On January 13, 2016, we issued 275,000 shares of our Common Stock to the sole shareholder of Healarium, Inc., the assets of which we purchased for such consideration and a payment by the seller to us of $200,000.

On March 30, 2016, we sold NMM 555,555 units (the “Series B Units”) each Series B Unit consisting of one share of our Series B Preferred Stock (the “Series B Preferred Stock”) and a stock purchase warrant (the “Series B Warrant”) to purchase one share of our Common Stock at an exercise price of $10.00 per share, for which NMM paid us $4,999,995.

The securities described above were all issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) of Regulation D promulgated by the SEC thereunder. For more information regarding these issuances, see “Management’s Discussion and Analysis and Results of Operations – Liquidity and Capital Resources”.

On February 15, 2016, we issued an aggregate 138,463 shares of our Common Stock upon the conversion by certain holders of our 9% Notes prior to their maturity on February 15, 2016. We received no proceeds in connection with this conversion and issuance. The securities were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, Rule 506(b) of Regulation D and/or Regulation S promulgated by the SEC thereunder.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and agreements as of March 31, 2015, including our 2010 Equity Incentive Plan (as amended) (the “2010 Plan”), our 2013 Equity Incentive Plan (the “2013 Plan”) and our 2015 Equity Incentive Plan (the “2015 Plan”). The material terms of each of these plans and agreements are described in the notes to our March 31, 2016 consolidated financial statements, which are part of this Report. The 2010 Plan and the 2013 Plan were approved by our stockholders, and we intend to seek approval of our stockholders of the 2015 Plan at our 2016 Annual Meeting of Stockholders. If our stockholders do not approve the 2015 Plan on or before December 15, 2016, the 2015 Plan will be null and void as will all grants made under the 2015 from the date of its adoption.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected)
Equity compensation plans approved by stockholders	690,000	$3.35	48,600
Equity compensation plans not approved by stockholders	374,150	5.97	1,125,850
Total	1,064,150	$4.27	1,174,450

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a patient-centered, physician-centric integrated population health management company, working to provide coordinated, outcomes-based medical care in a cost-effective manner. We have built a company and culture that is focused on physicians providing high quality care, population management and care coordination for patients, particularly for senior patients and patients with multiple chronic conditions. We believe that we are well-positioned to take advantage of changes in the U.S. healthcare industry as there is a growing national movement towards value based healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

We operate in one reportable segment, the healthcare delivery segment, and implement and operate innovative health care models to create a patient-centered, physician-centric experience. Accordingly, we report our consolidated financial statements in the aggregate, including all of our activities in one reportable segment. We have the following integrated, population health platforms:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	ACO, which focuses on the provision of high-quality and cost-efficient care to Medicare FFS patients;

•	MMG, which contracts with physicians and provides care to Medicare, Medicaid, commercial and dual eligible patients on both fee-for-service and risk and value based fee bases;

•	Clinics, which provide primary care and specialty care in the greater Los Angeles area; and

•	Palliative care, home health and hospice services, which include, at-home care, pain management and end-of-life services.

•	Population and patient technology platform.

Our revenue streams are diversified among our various operations and contract types, and include:

•	Traditional fee-for-service reimbursement, which is the primary revenue source for our clinics and palliative care; and

•	Risk and value-based contracts with health plans, IPAs, hospitals and the CMS’s MSSP, which are the primary revenue sources for our hospitalists, ACO and IPAs.

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

The initial business owned by ApolloMed is AMH, a hospitalist company, incorporated in California in June, 2001 and began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. ApolloMed was initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy in a competitive market by providing high-quality care and innovative solutions for our hospital and managed care clients. In 2012, we formed an ACO, ApolloMed ACO, and an IPA, MMG, and in 2013 we expanded our service offering to include integrated inpatient and outpatient. In 2014, we added several complementary operations by acquiring an IPA, outpatient primary care and specialty clinics, as well as hospice/palliative care and home health entities.

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. We operate through the following subsidiaries: AMM, PCCM, VMM and ApolloMed ACO. Through our wholly-owned subsidiary, AMM, we manage affiliated medical groups, which consist of AMH, MMG, SCHC, and BAHA. Through our wholly-owned subsidiary, PCCM, we manage LALC, and through our wholly-owned subsidiary VMM, we manage Hendel. We also have a controlling interest in APS, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC and Holistic Health Home Health Care Inc. AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements. Our ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period.

Highlights

The following describes certain developments in 2016 to date that are important to understanding our financial condition and results of operations. See the notes to our consolidated financial statements included in this report for additional information about each of these developments.

Operations

•	Increased net revenues by 34% to over $44 million from approximately $33 million, which net revenues consisted of approximately $17.3 million from our hospitalists, approximately $14.0 million from our IPAs, approximately $7.3 million from our clinics and $6.0 million from our palliative care services.
•	Generated a loss from operations in 2016 of approximately $7.3 million, compared to loss from operations of approximately $0.7 million in the comparable period of 2015.

•	In early calendar 2016, we were notified by Health Net, Inc. that they had reduced their Medi-Cal Expansion Professional Capitation rates, retroactive to July 1, 2015. Subsequently, LA Care Health Plan also notified us that they had reduced their Medi-Cal Professional Cap rate retroactive to January 1, 2016. These changes reduced Maverick's revenue by approximately $1 million.

Financings

•	Obtained $15 million gross proceeds from the issuance of Series A preferred stock and Series B preferred stock.

•	Repaid approximately $1 million on a line of credit and approximately $6.5 million of notes payable and accrued interest with a portion of the funds received in the Series A preferred stock financing.
•	Issued common stock for the conversion of approximately $2,000,000 of 8% notes payable and accrued interest, and warrants.
•	Issued common stock for the conversion of approximately $0.6 million of 9% notes and accrued interest.

Acquisitions / Dispositions

•	Acquired certain population health management technology and other assets from Healarium, Inc.
•	Disposed of substantially all the assets of an underperforming entity, ACC.
•	Merged operations of AKM into those of MMG.

Results of Operations

The following sets forth selected data from of our results of operations for the periods presented:

	Years Ended March 31,
	2016	2015	$ Change	% Change
Net revenues	$44,048,740	$32,989,742	$11,058,998	34%

Costs and expenses
Cost of services	34,000,786	22,067,421	11,933,365	54%
General and administrative	16,962,687	11,282,221	5,680,466	50%
Depreciation and amortization	351,396	334,434	16,962	5%

Total costs and expenses	51,314,869	33,684,076	17,630,793	52%

Loss from operations	(7,266,129)	(694,334)	(6,571,795)	946%

Other (expense) income
Interest expense	(542,296)	(1,326,407)	784,111	-59%
(Loss) gain on change in fair value of warrant and conversion feature liabilities	(408,692)	833,545	(1,242,237)	-149%
Loss on debt extinguishment	(266,366)	-	(266,366)	100%
Other income	239,057	3,031	236,026	7787%

Total other expense, net	(978,297)	(489,831)	(488,466)	100%

Loss before income taxe (benefit) provision	(8,244,426)	(1,184,165)	(7,060,261)	596%

Income tax (benefit) provision	(71,037)	163,792	(234,829)	-143%

Net loss	(8,173,389)	(1,347,957)	(6,825,432)	506%

Net income attributable to noncontrolling interest	1,170,655	454,644	716,011	157%

Net loss attributable to Apollo Medical Holdings, Inc.	$(9,344,044)	$(1,802,601)	$(7,541,443)	418%

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015

Net revenues

Net revenues for the year ended March 31, 2016 increased by approximately $11.0 million, from $33.0 million to $44.0 million, or 34%, as compared to the same period of 2015. The increase in net revenues was primarily due to an increase of $7.3 million in full year revenue impact of BCHC, HCHHA and SCHC which were acquired in fiscal year 2015, an increase of $5.4 million in revenue from variable interest entity BAHA which was consolidated starting February 2015 and a $3.6 million increase in MMG revenues due to the growth in capitated membership, partially offset by the $5.4 million ACO shared savings revenue earned in the year ended March 31, 2015, which did not recur in the current year.

Cost of services

Cost of services for the year ended March 31, 2016 increased by approximately $11.9 million, from $22.1 million to $34.0 million, or 54%, as compared to the same period of 2015. The increase was primarily due to a $5.2 million increase in MMG claim costs as a result of the increase in patient lives, and the cost of services increase of $4.5 million due to the incremental costs associated with our acquisitions during fiscal 2015 of BCHC, HCHHA and SCHC. Additionally, consolidating BAHA added $4.0 million of additional cost of services. These increases were offset by a $1.4 million decrease in the cost of the participating physician share of the ACO savings revenue.

General and administrative

General and administrative costs for the year ended March 31, 2016 increased by approximately $5.7 million, from $11.3 million to $17 million, or 50%, as compared to the same period of 2015. Approximately $1.7 million of the increase relates to the entities acquired in fiscal year 2015, including SCHC, BCHC and HCHHA, $1.0 million came from an increase in professional fees, $0.7 million related to impairment of AKM and loss on disposal of ACC assets, $0.5 million in debt extinguishment cost and an increase in our accounts receivable reserve of approximately $0.4 million.

Depreciation and amortization

Depreciation and amortization expense for the year ended March 31, 2016, increased by approximately $0.1 million, from $0.3 million to $0.4 million, or 6%, as compared to the same period of 2015. This increase was primarily due to an increase in depreciation and amortization expense related to the purchase of assets.

Operating Loss (Income)

Operating loss for the year ended March 31, 2016, increased by approximately $6.6 million, from $0.7 million to $7.3 million, or 946%. This increase in loss is primarily due to non-cash expenses of approximately $3.6 million related to change in fair value of warrant liabilities, stock based compensation, depreciation and amortization, loss on extinguishment of debt, amortization of deferred financing costs, impairment of certain of our intangible assets and bad debt expense.

Interest expense

Interest expense for the year ended March 31, 2016, decreased by approximately $0.8 million, from $1.3 million to $0.5 million, or 62%, as compared to the same period of 2015. This decrease was primarily due to the decrease in the amortization expense of the debt discount as a result of the out of period correction adjustment to properly state our warrant liability, unamortized debt discount and deferred financing costs (see Note 2 to Notes to Consolidated Financial Statements) and also due to the repayment of the outstanding NNA debt and conversion of the NNA note and warrant to shares of common stock.

Gain on change in fair value of warrant and conversion feature liabilities

The loss on change in fair value of warrant and conversion feature liabilities for the year ended March 31, 2016, increased by approximately $1.2 million, from a gain of $0.8 million to a loss of $0.4 million, or 149%, as compared to the same period of 2015. This decrease in gain resulted from the change in the fair value measurement of our warrant and conversion feature liabilities, which consider, among other things, expected term, the volatility of our share price, interest rates, and the probability of additional financing of the then outstanding term loan with NNA (the “NNA Term Loan”) and the then outstanding 8% convertible note issued to NNA (the “NNA Note”) and conversion feature of the Series A Warrants and Series B Warrants issued to NMM.

Loss on Extinguishment of Debt, Net

For the year ended March 31, 2016, we incurred a loss on debt extinguishment of $0.3 million in connection with the repayment of NNA debt and conversion of our then outstanding debt to NNA into shares of our common stock.

Other income

For the year ended March 31, 2016, the net other income changed by $0.2 million from approximately $3,000 to $0.2 million primarily due to the gain of approximately $0.2M related to provider performance incentive received by IPA from Health Plan.

Income tax (benefit) provision

For the year ended March 31, 2016, income tax benefit changed by $0.3 million, from provision for income taxes of approximately $0.2 million to income tax benefit of $0.1 million as a result of the prior year being over accrued.

Net income attributable to non-controlling interests

For the year ended March 31, 2016, net income attributable to non-controlling interest increased by $0.7 million from income of $0.5 million to $1.2 million, primarily due to income of $1.2 million in LALC, which represents an increase of over $2 million from prior year, partially offset by a net increase in net loss of Best Choice and AMH of approximately $0.4 million.

Net loss

As a result of the foregoing factors, we incurred a net loss for the year ended March 31, 2016 of approximately $8.2 million compared to a net loss of approximately $1.3 million for the year ended March 31, 2015, an increase in net loss of approximately $6.9 million. Net loss per share was $1.79 for the year ended March 31, 2016 compared to a net loss per share of $0.37 for the year ended March 31, 2015, an increase in net loss per share of $1.42.

Acquisition of Assets from Healarium Inc.

In January 2016, Apollo Care Connect acquired certain population health management technology and other assets from Healarium, Inc., a third party entity, which was determined to be a purchase of assets. According to the asset purchase agreement, the Company agreed to issue 275,000 shares of common stock with a fair value of $1,512,500 in exchange for the technology with a fair value of approximately $1.3 million, plus $200,000 in cash paid by the seller to us.

The acquired technology will be amortized over its estimated useful life of five years starting April 2016, when the technology was place in service.

Liquidity and Capital Resources

We have a history of operating losses. We had net loss of approximately $8.2 million and approximately $1.3 million for the years ended March 31, 2016 and 2015, respectively. We had negative cash flow from operations of approximately $1.8 million and approximately $0.3 million for the years ended March 31, 2016 and 2015, respectively. Cash flows used in investing activities were approximately $0.2 and approximately $3.2 million for the years ended March 31, 2016 and 2015, respectively. Cash flows provided by financing activities were approximately $6.3 million for the year ended March 31, 2016, compared to cash flows provided by financing activities of approximately $1.7 million for the year ended March 31, 2015. We expect to have positive cash flow from operations for our 2017 fiscal year.

As of March 31, 2016 we have an accumulated deficit of approximately $29 million. At March 31, 2016, we had cash equivalents of approximately $9.3 million compared to cash and cash equivalents of approximately $5.0 million at March 31, 2015. At March 31, 2016, we had net borrowings totaling approximately $0.2 million compared to net borrowings at March 31, 2015 of approximately $7.6 million and availability under lines of credit of approximately $0.5 million.

To date, we have funded our operations from a combination of internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities. We expect to continue to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, cash flows from operations, available borrowings under our lines of credit and, if available, additional financings of equity and/or debt. Management believes that the Company has sufficient liquidity to meet its obligation for at least the next twelve months through June 30, 2017.

For the year ended March 31, 2016, cash used in operating activities was approximately $1.8 million. This was the result of net loss of $8.2 million offset by add-backs of non-cash expenses of $3.7 million and the change in working capital of $2.7 million. Non-cash expenses primarily include provision for doubtful accounts, depreciation and amortization expense, stock-based compensation expense, loss on debt extinguishment, impairment of goodwill and intangible assets, amortization of deferred financing costs, accretion of debt discount, write-off of postponed public offering costs and the change in the fair value of the warrant and conversion feature liabilities. Cash provided by changes in working capital was primarily due to the $1 million increase in accounts payable and accrued liabilities, increase of $1.4 million in medical liabilities and the $0.3 million increase in other receivables.

On March 1, 2016, we sold substantially all the assets of ACC to an unrelated third party. In connection with the sale, we received cash of $10,000 and the purchaser issued a non-interest bearing promissory note to us in the amount of $51,000, of which $5,000 was repaid prior to year-end of fiscal year 2016. We recognized a loss on disposal in the amount of $476,745 related to this transaction, which consisted of the write-off of the remaining goodwill and intangible assets of ACC in the amount of $461,500 and $27,427, respectively, offset by the gain on the sale of net tangible assets in the amount of $12,182. In addition, during the year ended March 31, 2016, we determined that the remaining goodwill and intangible assets of AKM in the amount of $83,943 and $123,342, respectively, were not recoverable. Accordingly, we recorded an impairment charge in the aggregate amount of $207,285 for the year ended March 31, 2016.

For the year ended March 31, 2016, cash used in investing activities was approximately $0.2 million. This was the result of $0.3 million used for the purchase of fixed assets.

For the year ended March 31, 2016, net cash provided by financing activities was $6.3 million which included proceeds of $15 million received from the NMM financings, $0.2 million received from issuance of common stock and $0.1 million from our line of credit, offset by the $7.5 million principal payments on our Term Loan and Revolving Loan (as those terms are defined below under “NNA Financing”), $0.7 million distribution to a non-controlling interest physician practice, repurchase of equity interests of $0.3 million and $0.5 million principal payments on 9% convertible notes payable.

Out of Period Correction

During the quarter ended September 30, 2015, following a review of the terms of certain financial instruments entered into on March 28, 2014, management determined that the warrant liability was incorrectly valued which resulted in certain amounts being incorrectly stated in prior periods. Based on an analysis of the resulting adjustments, management determined that the previously issued consolidated financial statements as of and for the years ended March 31, 2015 and 2014 were not considered to be materially misstated and can continue to be relied upon. Accordingly, the Company recorded an out of period correction in the current year to adjust the valuation of its warrant liability which decreased by approximately $831,000; unamortized debt discount which decreased by approximately $764,000, deferred financing costs which increased by approximately $15,000; interest expense which decreased by approximately $250,000 and loss on the change in the fair value of warrant which increased by approximately $168,000. The impact of these adjustments was also not deemed to be material to the year ended March 31, 2016.

NNA Financing

On March 28, 2014, we entered into a Credit Agreement (the “Credit Agreement”) pursuant to which NNA, an affiliate of Fresenius, extended to us (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014. The Term Loan and Revolving Loan were to mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Term Loan may be prepaid at any time without penalty or premium. The loans extended under the Credit Agreement are secured by substantially all of our assets, and were guaranteed by our subsidiaries and consolidated entities. The guarantees of these subsidiaries and consolidated entities were in turn secured by substantially all of the assets of the subsidiaries and consolidated entities providing the guaranty. Any entity that subsequently becomes a subsidiary or consolidated entity would have been required to provide a similar guaranty secured by substantially all of its assets and to comply with all of the other applicable requirements in the Credit Agreement and NNA Convertible Note (as defined below).

Concurrently with the Credit Agreement, we entered into an Investment Agreement with NNA (the “Investment Agreement”), pursuant to which it issued to NNA a Convertible Note in the original principal amount of $2,000,000 (the “NNA Convertible Note”). We drew down the full principal amount of the NNA Convertible Note on July 30, 2014. The NNA Convertible Note was to mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. We were able to redeem amounts outstanding under the NNA Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding under the NNA Convertible Note were convertible at NNA’s sole election into shares of our common stock at an initial conversion price of $10.00 per share. Our obligations under the NNA Convertible Note were guaranteed by our subsidiaries and consolidated entities (including any subsidiaries or consolidated entities that are acquired or formed in the future).

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

On May 13, 2015, we entered into an Amendment to First Amendment and Acknowledgement (the “Amendment”) with NNA. The Amendment amended the Acknowledgement among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until June 12, 2015 of a deadline previously contemplated by the Acknowledgement for the Company to file a registration statement covering the sale of NNA’s registrable securities.

On July 7, 2015, we entered into an Amendment to First Amendment and Acknowledgement (the “New Amendment”) with NNA. The New Amendment amended the Acknowledgement, as amended by the Amendment, among the Company, NNA, Warren Hosseinion, M.D., and Adrian Vazquez, M.D. and included an extension until October 15, 2015 of a deadline previously contemplated by the Acknowledgement for the Company to file a registration statement covering the sale of NNA’s registrable securities. If the registration statement is not filed with the SEC on or prior to the filing deadline, the Company must pay to NNA an amount in common stock based upon its then fair market value, as liquidated damages equal to 1.50% of the aggregate purchase price paid by NNA.

On August 18, 2015, we entered into a Waiver and Consent (the “Waiver”) with NNA, whereby NNA waived and consented to certain provisions of the Credit Agreement and the Convertible Note.  Under the terms of the Waiver, NNA (i) agreed to treat BAHA as an “Immaterial Subsidiary” until October 15, 2015 such that until such date BAHA is not subject to most of the requirements of the Credit Agreement and Convertible Note, including the financial covenants contained therein; (ii) waived events of default which have occurred under the Credit Agreement and Convertible Note as a result of payments made by us to Adrian Vazquez, M.D. and Warren Hosseinion, M.D. in fiscal years 2014 and 2015, which were not permitted under the Credit Agreement or the Convertible Note; (iii) waived an event of default which occurred under the Credit Agreement and Convertible Note as a result of our failure to satisfy a consolidated net worth covenant for the fiscal quarter ended June 2015; and (iv) waived an event of default which occurred under the Credit Agreement and Convertible Note as a result of an outstanding principal balance under an Intercompany Loan Agreement which exceeded the permitted amount by $213,276, with such waiver granted by NNA until October 15, 2015 and subject to a maximum excess loan balance of $250,000 during such time.

Under the Investment Agreement, we issued to NNA the NNA Warrants.

The Credit Agreement, Investment Agreement and NNA Convertible Note contained various representations, warranties and covenants that we made, including the following:

• We and our subsidiaries and consolidated entities were prohibited from acquiring another entity or business with a purchase price greater than $500,000 without NNA’s prior consent;

• We and our subsidiaries and consolidated entities were prohibited from creating or acquiring new subsidiaries without NNA’s prior approval. We were further prohibited from creating or acquiring any subsidiary that is not wholly-owned by us or one of our subsidiaries;

• We were required to meet certain financial covenants as to consolidated EBITDA, leverage ratio, fixed charge coverage ratio and consolidated tangible net worth (in the case of consolidated tangible net worth, adding back certain goodwill and intangible assets of some of our acquisitions). In particular, we were required (i) to maintain a consolidated tangible net worth of no less than $(3,700,000) as of March 31, 2015, June 30, 2015 and September 30, 2015, respectively, and a consolidated tangible net worth of no less than $0 as of December 31, 2015, and (ii) to have consolidated EBITDA of not less than $1,000,000 and a fixed charge coverage ratio of not less than 1.25 to 1.0, in each case as of September 30, 2015;

• We were prohibited from being acquired by merger or consolidation without NNA’s prior consent. With certain exceptions, neither we nor any of our subsidiaries or consolidated entities was permitted to sell or dispose of any assets;

• With certain exceptions, neither we nor any of our subsidiaries or consolidated entities were permitted to incur any indebtedness or permit any liens to be placed on their properties without NNA’s prior consent;

• With certain exceptions, neither we nor any of our subsidiaries or consolidated entities were permitted to make any dividends or distributions or repurchase shares of its capital stock without NNA’s prior consent.

Both the NNA Convertible Note and the NNA Warrants included the following terms:

• The exercise price under the NNA Warrants and the conversion price under the NNA Convertible Note and the number of shares underlying such securities would be adjusted under certain circumstances, resulting in the issuance of additional shares of our securities. This adjustment would be triggered by our issuance of shares of our common stock (or securities issuable into its common stock) at a price per share less than $9.00 per share. The adjustments described in this paragraph did not apply to certain exempt issuances, including the sale of shares of our common stock in a bona fide, firmly underwritten public offering pursuant to a registration statement under the 1933 Act and with a purchase price per share of at least $20.00 (a “Qualified IPO”). In addition, these adjustments would terminate on the earlier of (i) March 28, 2016 or (ii) our closing of an equity financing yielding gross cash proceeds of at least $2,000,000 (the “Next Financing”). Any future issuances of our securities that are not exempt would result in the adjustments described in this paragraph until the adjustments are terminated.

• We were required to make cash payments to NNA on a ratable basis if we made any payments to holders of restricted stock units, phantom equity rights, equity appreciation rights or any other payments calculated in reference to the valuation or changes in valuation of our common stock or equity.

Under the Investment Agreement, we also granted the following rights to NNA for so long as NNA holds a specified number shares of our common stock or NNA Warrants or the NNA Convertible Note convertible into such specified number of shares of our common stock:

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

We have also entered into a Registration Rights Agreement with NNA, which, as amended, provides NNA with the following rights, among others:

•         NNA has the right to include all of its registrable securities (except for those eligible for resale under Rule 144) in any public offering by us of our securities under a registration statement filed with the SEC.

•         We are prohibited for an extended period of time from preparing or filing with the SEC a registration statement without the prior consent of NNA.

•        We are required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities by April 28, 2017. If we fail to do so, on such date, and in each following month until we file the registration statement registering NNA’s registrable securities, we must pay NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in Common Stock. We are also required to use our commercially reasonable best efforts to cause the registration statement registering NNA’s registrable securities to be declared effective by the SEC by the earlier of (i) October 27, 2017 or (ii) the 5th trading day after the date we are notified by the SEC that such registration statement will not be reviewed or will not be subject to further review to have such registration statement declared effective by the SEC.

On October 15, 2016, we repaid all outstanding principal and accrued and unpaid interested owed to NNA under the Credit Agreement, as described below under “NMM Investments – October 2015 Investment by NMM, Repayment of NNA Debt and Conversion of NNA Warrants”.

NMM Investments

October 2015 Investment by NMM, Repayment of NNA Debt and Conversion of NNA Warrants

On October 14, 2015, we entered into a Securities Purchase Agreement (the “2015 Agreement”) with NMM, pursuant to which we sold to NMM, and NMM purchased from us, in a private offering of securities, 1,111,111 Series A Units, each Series A Unit consisting of one share of Series A Preferred Stock and a Series A Warrant to purchase one share of our Common Stock at an exercise price of $9.00 per share. NMM paid us an aggregate $10,000,000 for the Series A Units, the proceeds of which we used primarily to repay certain outstanding indebtedness owed by us to NNA and the balance for working capital.

The Series A Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Series A Preferred Stock can be voted for the number of shares of our Common Stock into which the Series A Preferred Stock could then be converted, which initially is one-for-one.

The Series A Preferred Stock is convertible into shares of our Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions. The Series A Preferred Stock is mandatorily convertible not sooner than the earlier to occur of (i) the later of (x) January 31, 2017 or (y) 60 days after the date on which we file our quarterly report on Form 10-Q for the period ending September 30, 2016 (the “Redemption Expiration Date”); or (ii) the date on which we receive the written, irrevocable decision of NMM not to require a redemption of the Series A Preferred Stock (as described in the following paragraph), in the event that we engage in one or more transactions resulting in gross proceeds of not less than $5,000,000, not including any transaction with NMM.

At any time prior to conversion and through the Redemption Expiration Date, the Series A Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that our net revenue for the four quarters ending September 30, 2016, as reported in our periodic filings under the Exchange Act, are less than $60,000.000. In such event, we shall have up to one year from the date of the notice of redemption by NMM to redeem the Series A Preferred Stock, the Series A Warrants and any shares of our Common Stock issued in connection with the exercise of any Series A Warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed.

The Series A Warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. Alternatively, the Series A Warrants may be exercised pursuant to a “cashless exercise” feature, for that number of shares of Common Stock determined by dividing (x) the aggregate Fair Market Value (as defined in the Series A Warrant) of the shares in respect of which the Series A Warrant is being converted minus the aggregate Warrant Exercise Price (as defined in the Series A Warrant) of such shares by (y) the Fair Market Value of one share of our Common Stock. The Series A Warrants are not separately transferable from the Series A Preferred Stock. The Series A Warrants are subject to redemption in the event that the Series A Preferred Stock is redeemed by NMM, as described above.

Pursuant to the 2015 Agreement, NMM has the right to designate to the Nominating/Corporate Governance Committee of the Board of Directors one person to be nominated as a director of the Company. NMM has designated Thomas S. Lam, M.D., and he was elected as a director on January 19, 2016.

Without the written consent of NMM, between the Closing Date and the six month anniversary of the Closing Date, we shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other person engaged in the business of being a management service organization (“MSO”), ACO or IPA, or enter into any agreement with respect to any of the foregoing.

The 2015 Agreement contains other provisions typical of a transaction of this nature, including without limitation, representation and warranties, mutual indemnification by the parties, governing law and venue for resolution of disputes.

The securities sold to NMM have not been registered under the Securities Act and there are no registration rights with respect thereto.

On October 15, 2015, we repaid, from the proceeds of the sale of the securities to NMM under the 2015 Agreement, our outstanding term loan and revolving credit facility with NNA pursuant to the Credit Agreement, in the aggregate amount of $7,304,506, consisting of principal plus accrued interest. As of March 31, 2016, no amount remains outstanding to NNA.

On November 17, 2015, we entered into the Conversion Agreement, pursuant to which we issued 275,000 shares of our Common Stock and paid accrued and unpaid interest of $47,112, to NNA, in full satisfaction of NNA’s conversion and other rights under their Convertible Note in the principal amount of $2,000,000. Pursuant to the Conversion Agreement, we issued a total of 325,000 shares of our Common Stock to NNA in exchange for all NNA Warrants, under which NNA originally had the right to purchase 300,000 shares of our Common Stock at an exercise price of $10 per share and 200,000 shares of our Common Stock at an exercise price of $20 per share, in each case subject to anti-dilution adjustments. We received no proceeds from NNA in connection with the exercise of the NNA Warrants.

The Conversion Agreement also amended certain terms of the Registration Rights Agreement dated March 28, 2014 between us and NNA, with respect to the timing of the filing deadline for a resale registration statement covering NNA’s registrable securities. The Conversion Agreement also amended the Investment Agreement dated March 28, 2014 between us and NNA, (i) to delete NNA’s right to subscribe to purchase a pro rata share of certain new equity securities that may be issued by us in the future and (ii) to provide that NNA must hold at least 200,000 shares of our Common Stock to have the right (y) to appoint a representative to attend all meetings of the Company’s Board of Directors and any committee thereof in a nonvoting observer capacity, and (z) to have a representative nominated as a member of the Company’s Board and each committee thereof, including without limitation the Company’s compensation committee. NNA nominated Mark Fawcett as its representative on the Board and Mr. Fawcett was elected as a director on January 12, 2016.

March 2016 Investment

On March 30, 2016, we entered into a Securities Purchase Agreement (the “2016 Agreement”) with NMM, pursuant to which we sold to NMM, and NMM purchased from us, in a private offering of securities, 555,555 Series B Units, each Series B Unit consisting of one share of our Series B Preferred Stock and a Series B Warrant to purchase one share of our Common Stock at an exercise price of $10.00 per share. NMM paid us an aggregate $4,999,995 for the Series B Units, the proceeds of which will be used by us for working capital.

The Series B Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Series B Preferred Stock can be voted for the number of shares of Common Stock into which the Series B Preferred Stock could then be converted, which initially is one-for-one.

The Series B Preferred Stock is convertible into shares of our Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions. The Series B Preferred Stock is mandatorily convertible in the event that we engage in one or more transactions resulting in gross proceeds of not less than $5,000,000, not including any transactions with NMM.

The Series B Warrants may be exercised at any time after issuance and through March 31, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits. Alternatively, the Series B Warrants may be exercised pursuant to a “cashless exercise” feature, for that number of shares of our Common Stock determined by dividing (x) the aggregate Fair Market Value (as defined in the Series B Warrant) of the shares in respect of which the Series B Warrant is being converted minus the aggregate Warrant Exercise Price (as defined in the Series B Warrant) of such shares by (y) the Fair Market Value of one share of our Common Stock. The Series B Warrants are not separately transferable from the Series B Preferred Stock.

The 2016 Agreement contains other provisions typical of a transaction of this nature, including without limitation, representation and warranties, mutual indemnification by the parties, governing law and venue for resolution of disputes.

The securities sold to NMM have not been registered under the Securities Act and there are no registration rights with respect thereto.

Contractual Obligations and Commercial Commitments

Debt Agreements

As of March 31, 2016, our only debt consisted of lines of credit in the amount of $188,764.

We have contingent payment arrangements associated with our acquisitions of AKM, SCHC, BCHC, and HCHHA in fiscal 2015. The aggregate maximum of contingent payments under these arrangements was $1,550,000, of which $250,000 and $ 954,904 was paid in fiscal 2015 and fiscal 2016 respectively.

Employment Agreements

We have various employment and consulting agreements with several of our key personnel, including Warren Hosseinion, M.D., our Chief Executive Officer, a company wholly-owned by Gary Augusta, our Executive Chairman of the Board and Adrian Vazquez, M.D., our Chief Medical Officer, which provide for, among other items, annual base salaries, discretionary bonuses and participation in our equity incentive plans. These agreements contain change of control, termination and severance clauses that require us to make payments to certain of these employees if certain events occur as defined in their respective contracts. Our obligations under these agreements are not reflected in the table above.

On March 28, 2014, AMM entered into substantially similar employment agreements with each of Warren Hosseinion, M.D., our Chief Executive Officer (the “Hosseinion Employment Agreement”) and Adrian Vazquez, M.D., our Chief Medical Officer (individually, the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the “Executive Employment Agreements”), pursuant to which Drs. Hosseinion and Vazquez have agreed to serve as senior executives of AMM. Each of the Executive Employment Agreements provides for (i) base salary of $200,000 per year; (ii) participation in any incentive compensation plans and stock plans of AMM that are available to other similarly positioned employees of AMM; and (iii) reimbursement of expenses incurred on behalf of AMM.

AMM has the right under the Hosseinion Employment Agreement to terminate Dr. Hosseinion, and the right under the Vazquez Employment Agreement, for cause if, among other things, there is a material and uncured breach by Dr. Hosseinion or Dr. Vazquez, as the case may be, of any of the following agreements: (i) their respective Hospitalist Participation Agreement (defined below) or other employment agreement with AMH; (ii) that certain Stockholder Agreement dated as of March 28, 2014, by and among Dr. Hosseinion, Adrian Vazquez, M.D., NNA, AMM and us (the “Stockholder Agreement”); (iii) any Physician Shareholders Agreements in favor of AMM or us, for the account of each of ACC, MMG and AMH. If either Dr. Hosseinion’s or Dr. Vazquez’s employment is terminated by AMM without cause, or Dr. Hosseinion or Dr. Vazquez terminates his employment for good reason, or AMM provides notice of intent not to renew, Dr. Hosseinion or Dr. Vazquez, as the case may be, is entitled, subject to entering into a binding release, to be paid severance of an amount equal to four weeks of his most recent base salary for every full year of his active employment by AMM, but such amount is to be no less than six months’ worth and no more than one year’s worth of his most recent base salary. The Hosseinion Employment Agreement replaced, and thereby terminated, the prior employment agreement between AMM and Dr. Hosseinion, and the Vazquez Employment Agreement replaced, and thereby terminated, the prior employment agreement between AMM and Dr. Vazquez.

On January 12, 2016, AMM entered into a First Amendment to Employment Agreement with each of Dr. Hosseinion (the “Hosseinion Amendment”) and Dr. Vazquez (individually, the “Vazquez Amendment” and, together with the Vazquez Amendment, the “Executive Amendments”). The Executive Amendments amend the Executive Employment Agreements to which they relate and provide (i) for the payment of an incentive bonus in the amount of $30,000 to Dr. Hosseinion and $15,000 to Dr. Vazquez, and (ii) that unused paid time off (up to 20 days per year) will be paid in cash.

On March 28, 2014, AMH also entered into substantially similar Hospitalist Participation Service Agreements with each of Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”) and Dr. Vazquez (individually, the ”Vazquez Hospitalist Participation Agreement” and, together with the Hosseinion Hospitalist Participation Agreement, the “Hospitalist Participation Agreements”), pursuant to which Drs. Hosseinion and Vazquez provide physician services for AMH. Each of the Hospitalist Participation Agreements provides for (i) base salary of $195,000 per year; (ii) a $55,000 annual car and communications allowance; and (iii) reimbursement of reasonable business expenses. The Hosseinion Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Hosseinion, and the Vazquez Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Vazquez.

As a condition of our causing our affiliates to enter into the Executive Employment Agreements and the Hospitalist Participation Agreements, also on March 28, 2014 we entered into substantially similar stock option agreements with each of Dr. Hosseinion (the “Hosseinion Stock Option Agreement”) and Dr. Vazquez (individually, the “Vazquez Stock Option Agreement” and, together with the Hosseinion Stock Option Agreement, the “Executive Stock Option Agreements”). Each Executive Stock Option Agreement provides that Dr. Hosseinion or Dr. Vazquez grant us the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion or Dr. Vazquez, as the case may be, in the event that (i) their respective Hospitalist Participation Agreement or Executive Employment Agreement is terminated by us for cause due to a willful or intentional breach by Dr. Hosseinion or Dr. Vazquez, as the case may be; (ii) Dr. Hosseinion or Dr. Vazquez commits fraud or any felony against us or any of our affiliates; (iii) Dr. Hosseinion or Dr. Vazquez directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of our or any of our affiliates for competitive purposes; or (iv) Dr. Hosseinion or Dr. Vazquez directly or indirectly Competes (as such term is defined in the Executive Stock Option Agreements) with us or any of our affiliates.

On January 15, 2015, we entered into a Consulting and Representation Agreement (the “2015 Augusta Consulting Agreement”) with Flacane Advisors, Inc. (“Flacane”), which was effective from January 15, 2015, superseded the prior agreement with Flacane and remained in effect until March 31, 2015 and continued until December 31, 2015 unless was sooner replaced by a new agreement. Under the Augusta Consulting Agreement, Flacane was paid $25,000 per month and was also eligible to receive options to purchase shares of our common stock as determined by our Board of Directors. Flacane, through the services of Mr. Augusta, provides business and strategic services and made Mr. Augusta available to serve as our Executive Chairman of the Board of Directors.

On January 12, 2016, we entered into a Consulting Agreement with Flacane (the “2016 Augusta Consulting Agreement”) to replace the substantially similar 2015 Augusta Consulting that expired by its terms on December 31, 2015. Under the 2016 Augusta Consulting Agreement, Flacane received to a signing bonus of $30,000, is paid $25,000 per month and is also eligible to receive options to purchase shares of our common stock as determined by our Board of Directors. Flacane, through the services of Mr. Augusta, continue to provide business and strategic services and makes Mr. Augusta available to serve as our Executive Chairman of the Board of Directors.

Effective as of March 7, 2012, Mr. Augusta was first appointed to our Board of Directors. In connection with his service as a director, Mr. Augusta entered into a director agreement, which provides for Mr. Augusta to be a director and entitled Mr. Augusta to acquire 40,000 shares of our common stock at a price of $0.01 per share. We had the right, but not the obligation, to repurchase those shares, which right lapsed monthly at a rate of 1/36 per month over a three-year period and has now fully lapsed.

See Item 9B, “Other Information”, regarding the amended and restated employment agreements we have entered into with each of Drs. Hosseinion and Vazquez.

Lease Agreements

Our corporate headquarters are located at 700 North Brand Boulevard, Suite 1400, Glendale, California 91203.  Under the original lease of the premises, we occupied space in Suite 220. On October 14, 2014, our lease was amended by a Second Amendment (the “Second Lease Amendment”), pursuant to which we relocated our corporate headquarters to a larger suite in the same office building in October 2015. The Second Lease Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises were improved with an allowance of $659,360, provided by the landlord, for construction and installation of equipment for the New Premises. The Second Lease Amendment also extends the term of the lease for approximately six years after we occupy the New Premises and increases our security deposit. The Second Lease Amendment sets the New Premises base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. However, the base rent will be abated by up to $228,049 subject to other terms of the lease.

AMM leases the SCHC premises located in Los Angeles, California, consisting of 8,766 rentable square feet, for a term of ten years. The base rent for the SCHC lease is $32,872 per month.

Future minimum rental payments required under the operating leases are as follows:

Year ending March 31,
2016	$812,000
2017	932,000
2018	949,000
2019	934,000
2020	944,000
Thereafter	1,711,000
Total	$6,282,000

MMG

The DMHC oversees the performance of Risk Bearing Organizations (“RBO”) in California. RBO is measured for Tangible Net Equity (“TNE”), Working Capital, Cash to Claims ratio and Claims Timeliness. MMG is an RBO in California and is required to maintain positive TNE. In the fourth quarter of the year ended March 31, 2016, MMG reported negative TNE. MMG submitted a corrective action plan with DMHC. MMG has up to one year to cure the deficiency. Based on our current projections, we believe that MMG will achieve positive TNE by the third quarter of the fiscal year ended March 31, 2017.

Lines of credit

Hendel has a $100,000 revolving line of credit with MUFG Union Bank, N.A., of which $88,764 and $94,764 was outstanding at March 31, 2016 and 2015, respectively. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (8.00% and 7.75% per annum at March 31, 2016 and 2015, respectively), interest only is payable monthly, and the line of credit matures March 31, 2017. The line of credit is unsecured.

LALC has a line of credit of $230,000 with JPMorgan Chase Bank, N.A. Borrowing under the line of credit bears interest at a rate of 5% and is auto-renewed on an annual basis. We have not borrowed any amount under this line of credit as of March 31, 2016 and 2015. The line of credit is unsecured.

BAHA has a line of credit of $150,000 with First Republic Bank. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 3.0% (6.5% and 6.25% per annum at March 31, 2016 and 2015, respectively). We have a balance of $100,000 and $0 as of March 31, 2016 and 2015, respectively. The line of credit is unsecured.

Intercompany Loans

Each of AMH, ACC, MMG, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the Management Agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the Management Agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. The following tables summarize the various intercompany loan agreements for the year ended March 31, 2016 and 2015:

				Year Ended March 31, 2016
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$2,240,452	$2,179,721	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,318,874	1,277,843	-	-
MMG	2,000,000	1-Feb-18	10%	1,586,123	1,586,123	-	-
AKM	5,000,000	30-May-19	10%	146,280	-	146,280	-
SCHC	5,000,000	21-Jul-19	10%	3,231,880	2,852,510	56,287	-
Total	$23,000,000			$8,523,609	$7,896,197	$202,567	$-

				Year Ended March 31, 2015
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$1,681,735	$1,681,735	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,156,966	1,156,966	-	-
MMG	1,000,000	1-Feb-18	10%	700,151	700,151	-	-
AKM	5,000,000	30-May-19	10%	126,729	126,729	-	-
SCHC	5,000,000	21-Jul-19	10%	3,175,593	3,175,593	-	-
Total	$26,000,000			$6,841,174	$6,841,174	$-	$-

Critical Accounting Policies

Some of our accounting policies require the application of judgment by management in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. The historical experience and assumptions form the basis for making judgments about the reported carrying values of assets and liabilities and the reported amounts of revenue and expenses that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following are critical accounting policies and related judgments and estimates used in the preparation of our consolidated financial statements.

Our consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) our controlling interest in ApolloMed ACO, and APS which provides home health and hospice medical services and owns BCHC and HCHHA and (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, we operate by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

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

Reportable Segments

We operate as one reportable segment, the healthcare delivery segment, and implement and operate innovative health care models to create a patient-centered, physician-centric experience. We report our consolidated financial statements in the aggregate, including all activities in one reportable segment. Our business and operations are concentrated in one state, California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery, reimbursements, financial requirements or other aspects of regulation of the healthcare industry could have an adverse effect on our operations and cost of doing business.

Revenue Recognition

Revenue consists of primarily contracted, fee-for-service and capitation revenue. Revenue is recorded in the period in which services are rendered. Revenue is derived from the provision of healthcare services to patients within healthcare facilities, medical management and care coordination of network physicians and patients. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

Contracted revenue

Contracted revenue represents revenue generated under contracts for which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing, provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

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

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which we are obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted health maintenance organizations (each, an “HMO”) finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to us. Managed care revenues consist primarily of capitated fees for medical services provided by us under a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMO’s and management service organizations (“MSOs”). Capitation revenue under the PSA and HMO contracts is prepaid monthly to us based on the number of enrollees electing us as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to us.

HMO contracts also include provisions to share in the risk for enrollee hospitalization, whereby we can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Typically, any shared risk deficits are not payable until and unless we generate future risk sharing surpluses, or if the HMO withholds a portion of the capitation revenue to fund any risk share deficits. At the termination of the HMO contract, any accumulated risk share deficit is typically extinguished. Due to the lack of access to information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are only recorded when such amounts are known. Risk pools for the prior contract years are generally settled in the third or fourth quarter of the following fiscal year.

In addition to risk-sharing revenues, we also receive incentives under “pay-for-performance” programs for quality medical care, based on various criteria. These incentives, which are included in other revenues, are generally recorded in the third and fourth quarters of the fiscal year and are recorded when such amounts are known.

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. We participate in full risk programs under the terms of the PSA, with health plans whereby we are wholly liable for the deficits allocated to the medical group under the arrangement.

Medicare Shared Savings Program Revenue

Through our subsidiary ApolloMed ACO, we participate in the MSSP, ACO program administered by CMS. The goal of the MSSP is to improve the quality of patient care and outcome through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. We consider revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received. Although ApolloMed ACO beat its total benchmark expenditures for 2014, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore we did not receive any incentive payment in fiscal year 2016 and calendar 2015.

Goodwill and Intangible Assets

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

At least annually, at our fiscal year end, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

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

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. We also regularly analyses the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

Medical Liabilities

We are responsible for integrated care that the associated physicians and contracted hospitals provide to our enrollees under risk-pool arrangements. We provide integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services in the accompanying consolidated statements of operations. Costs for operating medical clinics, including the salaries of medical personnel, are also recorded in cost of services, while non-medical personnel and support costs are included in general and administrative expense.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. We have a $20,000 per member professional stop-loss and $200,000 per member stop-loss for Medi-Cal patients in institutional risk pools. Any adjustments to reserves are reflected in current operations.

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

During the year ended March 31, 2016, we entered an agreement with a shareholder of APS which is one of our majority owned subsidiaries. In connection with the agreement, the former shareholder received approximately $400,000, of which approximately $252,000 was paid by us and the remaining amount of approximately $148,000 was paid by another shareholder of APS, in exchange for his interest in such subsidiary, resulting in an increase in our ownership interest in APS from 51% to 56%.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. Early adoption is permitted. The Company will adopt this standard in the interim period beginning on April 1, 2016.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (ASU Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment simplifies the presentation of deferred tax assets and liabilities on the balance sheet and requires all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has adopted ASU 2015-17 with retrospective effect to all periods presented and the adoption did not have any impact on fiscal 2015.

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning April 1, 2017. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Company beginning interim period April 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations, cash flows and financial statement disclosures.

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.
•	ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU 2016-11") in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for the Company beginning interim period April 1, 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the fiscal year ended March 31, 2015 are included in this annual report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, at a reasonable assurance level, in ensuring that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required. For a discussion of the reasons on which this conclusion was based, see “Management’s Report on Internal Control over Financial Reporting” below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley Act. Our internal control over financial reporting is a process designed under the supervision of management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992) and SEC guidance on conducting such assessments. Based on this evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of March 31, 2016.

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

Based on the foregoing material weaknesses, we have determined that, as of March 31, 2016, our internal controls over our financial reporting are not effective. We are continuing to review and consider what remediation steps need to be taken to address each material weakness but we have not yet introduced a comprehensive remediation program to address these weaknesses. However, we continue to add qualified employees and consultants and we have started the written documentation of our internal control policies and procedures. We have also begun to broaden the scope of our accounting and billing capabilities and we intend to realign responsibilities in our financial and accounting review functions.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, and we are not required to provide such a report, since we are a “smaller reporting company” as that term is defined in the rules and regulations promulgated by the SEC.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On June 27, 2016, the Board of Directors appointed Warren Hosseinion as our interim Chief Financial Officer while we finalize arrangements to employ a permanent Chief Financial Officer. Management hopes to be able to complete this within the next few weeks.

On June 28, 2016, NNA and we entered into the Third Amendment (the “Third Amendment”) to the Registration Rights Agreement dated May 28, 2014, as amended by the First Amendment and Acknowledgement dated as of February 6, 2015, the Second Amendment and Conversion Agreement dated as of November 17, 2015, and the amendments thereto (collectively, the “Registration Agreement”). Pursuant to the Third Amendment, we have until April 28, 2017 to register NNA’s registrable securities on a registration statement filed with the SEC and we have until the earlier of (i) October 27, 2017 or (ii) the 5th trading day after the date we are notified by the SEC that such registration statement will not be reviewed or will not be subject to further review to have such registration statement declared effective by the SEC. All other provisions of the Registration Agreement remain in full force and effect, including paying NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in shares of our common stock, if we do not comply with these deadlines.

We entered into restated and amended employment agreements dated as of June 29, 2016 with each of Warren Hosseinion, M.D. and Adrian Vazquez, M.D., our Chief Executive Officer and Chief Medical Officer, respectively. Each of Drs. Hosseinion and Vazquez had previously entered into employment agreements with each of AMM and AMH on March 28, 2014, and each of them had entered into an amendment to their respective employment agreements with AMM on January 12, 2016, the terms of which are summarized under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. The purpose of the amended and restated employment agreements is to align payment and benefit provisions, and make other technical changes, to the employment agreements that were previously in effect.

Under the amended and restated employment agreements with AMM, each of Drs. Hosseinion and Vazquez will be paid a base salary of $450,000, which is the same base salary as had previously been provided under their respective agreements with AMM and AMH, including a certain guaranteed expense reimbursement under the AMH agreements. Conversely, there is no base salary provided under the amended and restated employment agreements with AMH and the certain guaranteed expense reimbursement has been eliminated from the AMH agreements. In the amended and restated AMH agreements, the base salary provision has been replaced with an hourly rate if and to the extent that Drs. Hosseinion and Vazquez provide physician services, which is not guaranteed.

All other benefits that were previously contained in the AMH agreements have been moved to the amended and restated agreements with AMM.

The calculation of severance payment in the event of a termination without Cause (as defined in the amended and restated agreements with AMM) has been changed. Under the amended and restated agreements with AMM, each of Drs. Hosseinion and Vazquez will continue to be paid severance in the amount of four weeks’ pay of their most recent base salary for each year they are employed. However, in the amended and restated employment agreements the definition of base salary has been changed to include aggregate base salary paid from AMM and all its entities, to reflect that Dr. Hosseinion’s and Vazquez’s services are, in some cases, shared among more than one of our affiliates but provide a common benefit to our company. Additionally, each of Drs. Hosseinion and Vazquez will receive year-of-service credit for the longest period of time they have been employed by any of our affiliates, to reflect that, as co-founders of our company, Drs. Hosseinion and Vazquez have provided continuous service since our founding notwithstanding the fact that we have reorganized the company to create AMM more recently than our founding.

Certain other technical changes have been made to the amended and restated employment agreements. All other material provisions of the original AMH agreements and the original AMM agreements, as amended, remain as they were in those agreements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2016, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2016, which information is incorporated herein by reference

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2016, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2016, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be contained in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2016, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedule

None

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of Southern California Heart Centers, A Medical Corporation and Southern California Heart Centers, A Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on August 14, 2014).
3.1	Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on April 27, 2015).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015)
3.4	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016)
3.5	Restated Bylaws (filed as an exhibit to a Quarterly Report on Form 10-Q on November 16, 2015).
4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 2,500 shares of common stock (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.5	Form of Investor Warrant for purchase of 3,750 shares of common stock, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.7	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.8	Common Stock Purchase Warrant to purchase 200,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

4.9	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.10	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.11	Common Stock Purchase Warrant dated October 14, 2015, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
4.12	Common Stock Purchase Warrant dated March 30, 2016, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 19, 2008).
10.2	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010).
10.3	Board of Directors Agreement dated March 22, 2012, by and between Apollo Medical Holdings, Inc. and Suresh Nihalani (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
10.4	2013 Equity Incentive Plan of Apollo Medical Holdings, Inc. dated April 30, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.5	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David Schmidt (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.6	Board of Directors Agreement dated October 17, 2012 by and between Apollo Medical Holdings, Inc., and Mark Meyers (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.7	Intercompany Revolving Loan Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on June 14, 2013).
10.8	Intercompany Revolving Loan Agreement, dated July 31, 2013 by and between Apollo Medical Management, Inc. and ApolloMed Care Clinic (filed as an exhibit to a Quarterly Report on Form 10-Q on September 16, 2013).
10.9+	Consulting and Representation Agreement between Flacane Advisors, Inc. and Apollo Medical Holdings, Inc., dated January 15, 2015 (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
10.10	Intercompany Revolving Loan Agreement dated as of September 30, 2013, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, a Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on December 20, 2013).
10.11	Form of Settlement Agreement and Release, between Apollo Medical Holdings, Inc. and each of the Holders listed on Exhibit A to the First Amendment, effective December 20, 2013 (filed as an exhibit to a Current Report on Form 8-K on December 24, 2013).
10.12	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.13	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.14	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Care Clinic, and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.15	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by Maverick Medical Group Inc. and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.16	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Hospitalists and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

10.17	Shareholders Agreement, between Apollo Medical Holdings, Inc., Warren Hosseinion, M.D., Adrian Vazquez, M.D., and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.18	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.19+	Employment Agreement, between Apollo Medical Management, Inc. and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.20+	Employment Agreement, between Apollo Medical Management, Inc. and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.21+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.22+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.23+	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.24+	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.25	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.26	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.27	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.28	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.29	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of Maverick Medical Group, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.30	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.31	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.32	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.33	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.34+	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.35+	Board of Directors Agreement dated February 15, 2012 by and between Apollo Medical Holdings, Inc., and Ted Schreck (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.36+	Board of Directors Agreement dated October 22, 2012 by and between Apollo Medical Holdings, Inc., and Mitchell R. Creem (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.37+	Consulting Agreement as of May 20, 2014 by and among Apollo Medical Holdings, Inc. and Bridgewater Healthcare Group, LLC (filed as an exhibit to a Current Report on Form 8-K/A on July 3, 2014).

10.38+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on September 16, 2014).
10.39	Contribution Agreement, dated as of October 27, 2014, by and between Dr. Sandeep Kapoor, M.D, Marine Metspakyan and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.40	Contribution Agreement, dated as of October 27, 2014, by and between Rob Mikitarian and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.41	Membership Interest Purchase Agreement, entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Apollo Medical Holdings, Inc., Dr. Sandeep Kapoor, M.D., Marine Metspakyan and Best Choice Hospice Care, LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.42	Stock Purchase Agreement entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Rob Mikitarian and Holistic Care Home Health Agency, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.43	Second Amendment to Lease Agreement dated October 14, 2014 by and among Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (filed as an exhibit on Quarterly Report on Form 10-Q on November 14, 2014).
10.44	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K/A on December 8, 2014).
10.45	First Amendment and Acknowledgement, dated as of February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on February 10, 2015).
10.46+	Board of Directors Agreement dated April 9, 2015 by and between Apollo Medical Holdings, Inc., and Lance Jon Kimmel (filed as an exhibit to a Current Report on Form 8-K on April 13, 2015).
10.47	Amendment to the First Amendment and Acknowledgement, dated as of May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on May 15, 2015).
10.48	Amendment to the First Amendment and Acknowledgement, dated as of July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on July 10, 2015).
10.49	Waiver and Consent dated as of August 18, 2015 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on August 19, 2015)
10.50	Securities Purchase Agreement dated October 14, 2015 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015).
10.51	Second Amendment and Conversion Agreement dated as of November 17, 2015 between Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on November 19, 2015).
10.52+	Board of Directors Agreement between Apollo Medical Holdings, Inc. and Thomas S. Lam, M.D. dated January 19, 2016 (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016
10.53+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.54+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.55+	Consulting Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Flacane Advisors, Inc. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.56	Indemnification Agreement effective as of September 21, 2015 between Apollo Medical Holdings, Inc. and William Abbott (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.57+	Board of Directors Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Mark Fawcett (filed as an exhibit to a Current Report on Form 8-K/A on February 2, 2016).
10.58	Securities Purchase Agreement dated March 30, 2016 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).

10.59*	2015 Equity Incentive Plan
10.60*	Asset Purchase Agreement dated January 12, 2016 among Apollo Medical Holdings, Inc., Apollo Care Connect, Inc. and Healarium, Inc.
10.61*	Amendment No.2 to Intercompany Revolving Loan Agr4eement dated March 30, 2016 between Apollo Medical Management, Inc. and Maverick Medical Group, Inc.
10.62*	Amended and Restated Subordination Agreement between Apollo Medical Management, Inc. and Maverick Medical Group, Inc.
10.63	Stock Purchase Agreement dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.64	Non-Interest Bearing Secured Promissory Note dated March 1, 2016 (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.65	First Amendment to Stock Purchase Agreement and to Non-Interest Bearing Promissory Note dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.66*	Membership Interest Purchase Agreement and Release dated as of December 9, 2015 between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., Apollo Palliative Services LLC and Sandeep Kapoor, M.D.
10.67+*	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Warren Hosseinion, M.D.
10.68+*	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Adrian Vazquez, M.D.
10.69+*	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D.
10.70+*	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D.
10.71*	Third Amendment dated June 28, 2016 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc.
21.1*	Subsidiaries of Apollo Medical Holdings, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan, contract or arrangement

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: June 29, 2016	By:	/s/ WARREN HOSSEINION, M.D
Warren Hosseinion, M.D.,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Warren Hosseinion and Gary Augusta, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE

/S/ WARREN HOSSEINION, M.D.	Chief Executive Officer, Interim Chief Financial Officer (Principal Financial and Accounting Officer) and Director
Warren Hosseinion, M.D.,

/S/ GARY AUGUSTA	Executive Chairman and Director
Gary Augusta

/S/MARK FAWCETT	Director
Mark Fawcett

/S/THOMAS LAM	Director
Thomas Lam, M.D.

/S/ SURESH NIHALANI	Director
Suresh Nihalani

/S/ DAVID SCHMIDT	Director
David Schmidt

/S/ TED SCHRECK	Director
Ted Schreck

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS:

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Apollo Medical Holdings, Inc.

Glendale, California

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (“Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc. at March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

June 29, 2016

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
Cash and cash equivalents	$9,270,010	$5,014,242
Accounts receivable, net of allowance for doubtful accounts of $601,000 and $165,000 at March 31, 2016 and 2015, respectively	3,392,941	3,801,584
Other receivables	581,213	208,288
Due from Affiliates	20,505	36,397
Prepaid expenses and other current assets	293,828	792,568
Total current assets	13,558,497	9,853,079

Deferred financing costs, net	37,926	264,708
Property and equipment, net	1,247,973	582,470
Restricted cash	530,000	530,000
Intangible assets, net	2,353,212	1,377,257
Goodwill	1,622,483	2,168,833
Other assets	216,442	218,716
Total assets	$19,566,533	$14,995,063

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$4,572,307	$3,340,594
Medical liabilities	2,670,709	1,260,549
Notes and lines of credit payable, net of discount, current portion	188,764	327,141
Convertible notes payable, net of discount, current portion	-	1,037,818
Total current liabilities	7,431,780	5,966,102

Notes, net of discount, non-current portion	-	6,234,721
Convertible notes payable, net of discount, non-current portion	-	1,457,103
Warrant liability	2,811,111	2,144,496
Deferred rent liability	728,877	11,610
Deferred tax liability	43,479	171,215
Total liabilities	11,015,247	15,985,247

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
MEZZANINE EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B); 1,111,111 and none issued and outstanding as of March 31, 2016 and 2015, respectively Liquidation preference of $9,999,999 and $0 at March 31, 2016 and 2015, respectively	$7,077,778	$-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A); 555,555 and none issued and outstanding as of March 31, 2016 and 2015, respectively Liquidation preference of $4,999,995 and $0 at March 31, 2016 and 2015, respectively	3,884,745	-
Common stock, par value $0.001; 100,000,000 shares authorized, 5,876,852 and 4,863,389 shares issued and outstanding at March 31, 2016 and 2015, respectively	5,876	4,863
Additional paid-in capital	23,524,517	16,517,985
Accumulated deficit	(28,684,565)	(19,340,521)
Stockholders’ deficit attributable to Apollo Medical Holdings, Inc.	(1,269,427)	(2,817,673)
Non-controlling interest	2,742,935	1,827,489
Total stockholders’ equity (deficit)	1,473,508	(990,184)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,566,533	$14,995,063

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	2016	2015
Net revenues	$44,048,740	$32,989,742

Costs and expenses:
Cost of services	34,000,786	22,067,421
General and administrative	16,962,687	11,282,221
Depreciation and amortization	351,396	334,434
Total costs and expenses	51,314,869	33,684,076

Loss from operations	(7,266,129)	(694,334)

Other (expense) income:
Interest expense	(542,296)	(1,326,407)
(Loss) gain on change in fair value of warrant and conversion feature liabilities, net	(408,692)	833,545
Loss on debt extinguishment, net	(266,366)	-
Other income	239,057	3,031
Total other expense, net	(978,297)	(489,831)

Loss before (benefit) provision for income taxes	(8,244,426)	(1,184,165)

(Benefit) provision for income taxes	(71,037)	163,792

Net loss	(8,173,389)	(1,347,957)

Net income attributable to noncontrolling interests	1,170,655	454,644

Net loss attributable to Apollo Medical Holdings, Inc.	$(9,344,044)	$(1,802,601)

Net loss per share:
Basic and diluted	$(1.79)	$(0.37)

Weighted average shares of common stock outstanding:
Basic and diluted	5,212,927	4,891,652

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional			Stockholders’
	Preferred Stock – Series B		Common Stock		Paid-in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	(Deficit)
Balance April 1, 2014	-	$-	4,913,455	$4,913	$15,127,587	$(17,537,920)	$782,265	$(1,623,155)
Net income (loss)	-	-	-	-	-	(1,802,601)	454,644	(1,347,957)
Issuance of warrants	-	-	-	-	132,000	-	-	132,000
Contribution of noncontrolling interest	-	-	-	-	-	-	725,278	725,278
Distributions to noncontrolling interest	-	-	-	-	-	-	(600,000)	(600,000)
Issuance of membership interest in subsidiary	-	-	-	-	-	-	274,148	274,148
Stock-based compensation expense	-	-	-	-	1,258,848	-	-	1,258,848
Pre-acquisition net equity of noncontrolling interest in variable	-	-	-	-	-	-	191,154	191,154
Repurchase of common stock	-	-	(50,050)	(50)	(450)	-	-	(500)
Partial shares paid out in connection with 1 for 10 reverse stock split	-	-	(16)	-	-	-	-	-

Balance at March 31, 2015	-	-	4,863,389	4,863	16,517,985	(19,340,521)	1,827,489	(990,184)
Net income (loss)	-	-	-	-	-	(9,344,044)	1,170,655	(8,173,389)
Stock-based compensation expense	-	-			1,103,976	-	-	1,103,976
Issuance of common stock in acquisition	-	-	275,000	275	1,512,225	-	-	1,512,500
Distributions to noncontrolling interest	-	-	-	-	-	-	(702,642)	(702,642)
Reclassification of noncontrolling interest to notes receivable	-	-	-	-	-	-	414,716	414,716
Net adjustment from change in APS ownership interest	-	-	-	-	(338,032)	-	32,717	(305,315)
Conversion of 9% notes to common stock	-	-	138,463	138	553,713	-	-	553,851
Conversion of 8% notes and warrants to common stock	-	-	600,000	600	3,059,400	-	-	3,060,000
Issuance of preferred stock and equity warrant	555,555	3,884,745	-	-	1,115,250	-	-	4,999,995

Balance at March 31, 2016	555,555	$3,884,745	5,876,852	$5,876	$23,524,517	$(28,684,565)	$2,742,935	$1,473,508

The accompanying notes are an integral part of these consolidated financial statements

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,173,389)	$(1,347,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	435,838	64,811
Depreciation and amortization	351,396	334,434
Gain on sale of marketable securities	-	(49,791)
Loss on disposal of assets	476,745	-
Deferred income taxes	(127,736)	(51,922)
Stock-based compensation expense	1,103,976	1,258,848
Loss on debt extinguishment, net	266,366	-
Amortization of deferred financing costs	94,912	121,578
Write-off of capitalized offering costs	513,646	-
Amortization of debt discount, net of out of period correction	(29,984)	400,394
Change in fair value of warrant and conversion feature liability	408,692	(833,545)
Impairment of goodwill and intangible assets	207,285	-
Changes in assets and liabilities:
Accounts receivable	(27,195)	(912,205)
Other receivables	283,704	(188,236)
Due from affiliates	15,892	55,358
Prepaid expenses and other current assets	(92,182)	(118,054)
Deferred financing costs	(43,330)	-
Other assets	3,181	(106,510)
Accounts payable and accrued liabilities	1,024,991	851,277
Deferred rent liability	57,907	-
Medical liabilities	1,410,160	249,610

Net cash used in operating activities	(1,839,125)	(271,910)

Cash flows from investing activities:
Acquisitions, net of $0 and $660,893 of cash and cash equivalents acquired during the year ended March 31, 2016 and 2015, respectively	-	(3,356,145)
Proceeds from the sale of ACC assets	15,000	-
Increase in cash on consolidation of variable interest entity	-	271,395
Proceeds from sale of marketable securities	-	438,884
Property and equipment acquired	(262,108)	(44,509)
Increase in restricted cash	-	(510,000)

Net cash used in investing activities	(247,108)	(3,200,375)

Cash flows from financing activities:
Proceeds from the issuance of Series A preferred stock and warrants	10,000,000	-
Proceeds from the issuance of Series B preferred stock and warrants	4,999,995	-
Proceeds from issuance of convertible note payable	-	2,000,000
Repayments on convertible notes	(470,000)	-
Proceeds from notes payable	100,000	-
Proceeds from line of credit	-	1,000,000
Repayments on lines of credit	(1,006,000)	-
Principal payments on notes payable	(6,527,500)	(936,083)
Contributions by noncontrolling interest	-	725,278
Distributions to noncontrolling interest	(702,642)	(600,000)
Debt issuance costs	-	(533,646)
Proceeds from issuance of common stock	200,000	-
Payment to noncontrolling interest for equity interest	(251,852)	(500)

Net cash provided by financing activities	6,342,001	1,655,049

Net change in cash and cash equivalents	4,255,768	(1,817,236)

Cash and cash equivalents, beginning of year	5,014,242	6,831,478

Cash and cash equivalents, end of year	$9,270,010	$5,014,242

Continued

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended March 31,
	2016	2015

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$521,341	$768,845
Income taxes paid	176,587	32,197

NON-CASH FINANCING ACTIVITIES:
Convertible note warrant	$-	$487,620
Convertible note conversion feature	-	578,155
Acquisition related warrant consideration	-	132,000
Acquisition related consideration fair value of units issued by consolidated subsidiary	-	274,148
Acquisition related deferred tax liability	-	218,183
Pre-acquisition net equity of noncontrolling interest in variable interest entity	-	191,154
Issuance of common stock on conversion of 8% warrants and notes	3,060,000	-
Issuance of common stock in connection with conversion of 9% notes payable and accrued interest	553,851	-
Change in non-controlling interest ownership	338,032	-
Tenant improvement allowance	659,360	-
Note receivable related to sale of ACC asset	51,000	-
Convertible debt reclassified to accounts payable	100,000	-
Common stock issued for acquisition of intangible assets	1,312,500	-

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

ApolloMed serves Medicare, Medicaid and health maintenance organization (“HMO”) patients, and uninsured patients, in California. The Company primarily provides services to patients who are covered predominately by private or public insurance, although the Company derives a small portion of its revenue from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”), and Apollo Care Connect (ApolloCare). Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”) and Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”). Through its wholly-owned subsidiary, PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”).

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

ApolloMed ACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the Centers for Medicare & Medicaid Services (“CMS”), they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore did not receive any incentive payment in fiscal year 2016 for calendar 2015.

On March 1, 2016, the Company sold substantially all the assets of ACC to an unrelated third party. As the Company still operates various clinics, the sale was not deemed to represent a strategic shift in the Company’s operations and therefore not considered a discontinued operation.

Liquidity and Capital Resources

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

The Company has a history of operating losses and as of March 31, 2016 has an accumulated deficit of approximately $29 million, and during the year ended March 31, 2016 net cash used in operating activities was approximately $1.8 million.

The Company obtained $15 million in gross proceeds from the issuance of preferred stock in October 2015 and March 2016 (see Note 9).

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016, the Company’s primary source of liquidity includes cash on hand of approximately $9.3 million which is part of net working capital of approximately $6.1 million. The Company, however, may require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations. Management believes that ongoing requirements for working capital, debt service and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. If available funds are not adequate, the Company may need to obtain additional sources of funds or reduce operations; however, there is no assurance that the Company will be successful in doing so.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and APS, (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

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

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition related costs separately from the business combination.

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fee-for-service revenue

Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receive payment from patients or their third-party payors. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

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

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. These incentives are generally recorded in the third and fourth quarters of the fiscal year and recorded when such amounts are known.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at March 31, 2016 and March 31, 2015 (see "Medical Liabilities" in this Note 2, below).

Medicare Shared Savings Program Revenue

The Company, through its subsidiary ApolloMed ACO, participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ cost savings benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of cash held as collateral to secure standby letters of credits as required by certain contracts. The certificates have an interest rate ranging from 0.05% to 0.15%.

Long-Lived Assets

The Company reviews its long-lived assets including definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value.

Goodwill and Indefinite-Lived Intangible Assets

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

At least annually, at the Company’s fiscal year end, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	For The Years Ended March 31,
	2016	2015

Governmental - Medicare/Medi-Cal	29.8%	34.8%
L.A. Care	15.7%	13.2%
Health Net	9.9%	12.3%

Receivables from one of these payors amounted to the following percentage of accounts receivable before the allowance for doubtful accounts:

	For The Years Ended March 31,
	2016	2015

Governmental - Medicare/Medi-Cal	39.3%	22.1%
Allied Physicians	15.8%	*

*   Represents less than 10%

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of March 31, 2016, approximately $8.8 million was in excess of the FDIC limits.

The Company’s business and operations are concentrated in one state, California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery, reimbursements, financial requirements or other aspects of regulation of the healthcare industry could have an adverse effect on the Company’s operations and cost of doing business.

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consisted of the following:

	For The Years Ended March 31,
	2016	2015

Website	$4,568	$4,568
Computers	166,043	125,478
Software	215,439	165,439
Machinery and equipment	351,090	355,988
Furniture and fixtures	114,127	88,939
Leasehold improvements	1,094,665	402,035
	1,945,932	1,142,447

Less accumulated depreciation and amortization	(697,959)	(559,977)

	$1,247,973	$582,470

Depreciation and amortization expense was $165,620 and $207,063 for the years ended March 31, 2016 and 2015, respectively.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The Company has a $20,000 per member professional stop-loss and $200,000 per member stop-loss for Medi-Cal patients in institutional risk pools. Any adjustments to reserves are reflected in current operations.

The Company’s medical liabilities were as follows:

	For The Years Ended March 31,
	2016	2015
Balance, beginning of year	$1,260,549	$552,561
Incurred health care costs:
Current year	7,844,329	4,211,231
Acquired medical liabilities (see Note 4)	-	458,378
Claims paid:
Current year	(6,019,186)	(3,245,283)
Prior years	(1,159,909)	(90,367)
Total claims paid	(7,179,095)	(3,335,650)
Risk pool settlement	-	(384,869)
Accrual for net deficit from full risk capitation contracts	803,981	544,041
Adjustments	(59,055)	(785,143)

Balance, end of year	$2,670,709	$1,260,549

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method (see Notes 6 and 7).

During the year ended March 31, 2016, the Company wrote-off deferred financing costs of approximately $175,000 related to the conversion of NNA of Nevada, Inc. (“NNA”) indebtedness as part of the loss on debt extinguishment expense (see Note 6).

At March 31, 2015, there was approximately $514,000 of capitalized offering costs included in prepaid expenses and other current assets related to the Company’s public offering which was anticipated to close during the second quarter of fiscal 2016. In the quarter ended June 30, 2015, it was determined that the offering was postponed by more than 90 days and therefore these costs, which included legal, accounting and regulatory fees, were expensed to general and administrative expenses and included in the accompanying statement of operations for the year ended March 31, 2016.

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrant liability

In October 2015, the Company issued a warrant in connection with the 2015 NMM financing that required liability classification (see Note 6). The fair value of the warrant liability of approximately $2.8 million at March 31, 2016 was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.5 years, risk free rate of 1.13%, no dividends, volatility of 65.7%, share price of $5.93 per share based on the trading price of the Company’s common stock adjusted for marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued in the NMM financing. The fair value of the warrant liability of approximately $2.9 million in October 2015 was estimated at issuance using the Monte Carlo valuation model, using the following inputs: term of 5 years; risk free rate of 1.3%, no dividends, volatility of 63.3%, share price of $6.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued in the NMM financing.

The fair value of the warrant liability of approximately $2.1 million at March 31, 2015 relates to warrants previously issued to NNA and was estimated at March 31, 2015 using the Monte Carlo valuation model, using the following input terms: term of 6 years; risk free rate of 1.53%, no dividends, volatility of 57.4%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability of “down-round” financing. This warrant was exercised in October 2015 and the related liability was marked to fair value with changes in fair value recorded in the consolidated statement of operations and reclassified to additional paid-in capital on such date. The fair value of the warrant liability on the date of conversion was estimated using the Monte Carlo simulation valuation model, using the following input terms: term of 5.45 years; risk free rate of 1.37%, no dividends, volatility of 62%, share price of $6.00 per share based on the trading price of the Company’s common stock, and a 50% probability of future financing event related to the anti-dilution feature of the warrants.

Conversion feature liability

The fair value of the $442,358 conversion feature liability (included in convertible note payable) at March 31, 2015 issued in connection with the 2014 NNA financing 8% Convertible Note was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.0 years, risk free rate of 1.1%, no dividends, volatility of 47.6%, share price of $5.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 100% probability that the Company will participate in a “down-round” financing at price per share lower than the initial conversion price of $10.00 per share. The 8% Convertible Note was converted in October 2015 and the related liability was marked to fair value with changes in fair value recorded in the consolidated statement of operations and reclassified to additional paid-in capital on such date. The fair value of the conversion feature liability on the date of conversion was estimated using the Monte Carlo simulation valuation model, using the following input terms: term of 3.45 years; risk free rate of 0.95%, no dividends, volatility of 50.7%, share price of $6.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of future financing event related to the anti-dilution provision of the convertible feature.

The carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis are presented below as of:

March 31, 2016

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$2,811,111	$2,811,111

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

	Fair Value Measurements
	Level 1		Level 2		Level 3	Total

Liabilities:
Warrant liability		$-		$-	$2,144,496	$2,144,496
Conversion feature liability					442,358	442,358
	$		$		$2,586,854	$2,586,854

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended March 31, 2016 and 2015:

	Warrant Liability	Conversion Feature Liability	Total
Balance at April 1, 2015	$2,354,624	$-	$2,354,624
Liability incurred (Note 7)	487,620	578,155	1,065,775
Gain on change in fair value of warrant and conversion feature liability	(697,748)	(135,797)	(833,545)

Balance at March 31, 2015	2,144,496	442,358	2,586,854

Warrant out of period correction (Note 12)	(999,724)	-	(999,724)
Conversion of warrants and convertible note to common stock – NNA	(1,624,029)	(482,904)	(2,106,933)
Fair value of warrant issued – NMM	2,922,222	-	2,922,222
Change in fair value of warrant and conversion feature liability	368,146	40,546	408,692
Balance at March 31, 2016	$2,811,111	$-	$2,811,111

The change in fair value of the warrant and conversion feature liability is included in the accompanying consolidated statements of operations. The fair value of the conversion feature liability is reflected in the accompanying consolidated balance sheet together with the carrying value of the convertible notes at March 31, 2015.

Non-controlling Interests

The non-controlling interests recorded in the Company’s consolidated financial statements includes the equity of those PPC’s in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities owned by third-party physicians. The nature of these contracts provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties as well as income or losses attributable to certain non-controlling interests. Non-controlling interests also represent third-party minority equity ownership interests which are majority owned by the Company.

During the year ended March 31, 2016, the Company entered into a settlement agreement with a shareholder of one of the Company’s majority owned subsidiaries. In connection with the settlement agreement, the former shareholder received approximately $400,000, of which approximately $252,000 was paid by the Company and the remaining amount of approximately $148,000 was paid by another shareholder of APS, in exchange for the shareholder’s interest in such subsidiary, resulting in an increase in the Company’s ownership interest in APS from 51% to 56%. The net effect of this settlement was a decrease in additional paid-in capital of approximately $338,000, an adjustment to increase noncontrolling interest by approximately $32,000 and an increase in noncontrolling interest resulting from a reclassification from noncontrolling interest to other receivables of approximately $415,000.

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	For The Years Ended March 31,
	2016	2015

Preferred stock	1,666,666	-
Options	1,064,150	412,387
Warrants	2,091,166	119,430
Convertible notes	-	50,431

	4,821,982	582,248

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application for all periods presented. Early adoption is permitted. The Company will adopt this standard in the interim period beginning on April 1, 2016.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (ASU Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment simplifies the presentation of deferred tax assets and liabilities on the balance sheet and requires all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has adopted ASU 2015-17 with retrospective effect to all periods presented and the adoption did not have any impact on fiscal 2015.

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This amendment prescribes that an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will become effective for the Company’s annual and interim reporting periods beginning April 1, 2017. The Company will begin evaluating going concern disclosures based on this guidance upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Company beginning interim period April 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations, cash flows and financial statement disclosures.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.
•	ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU 2016-11") in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for the Company beginning interim period April 1, 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

Reclassifications

Certain amounts in the prior period presented have been reclassified to conform to the current period financial statements presentation. These reclassifications have no effect on previously reported net loss, cash flows or accumulated deficit.

3. Acquisitions

Acquired Technology

In January 2016, Apollo Care Connect acquired certain assets from Healarium Inc., a third party entity, and was determined to be a purchase of assets. According to the asset purchase agreement, as amended, the Company agreed to issue 275,000 shares of common stock with a fair value of $1,512,500 in exchange for the technology with a fair value of approximately $1.3 million, plus $200,000 in cash. The technology provides a cloud and mobile-based population health management platform, with an emphasis on chronic care management and high-risk patient management in addition to a comprehensive platform for total patient engagement. The acquired technology was placed into service in April 2016 and will be amortized over its estimated useful life of five years.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

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

Best Choice Hospice Care LLC

Subject to the terms and conditions of that certain Membership Interest Purchase Agreement (the “BCHC Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the Company, the members of BCHC, and BCHC, ApolloMed Palliative agreed to purchase all of the remaining membership interests in BCHC for $900,000 in cash and $230,862 of equity consideration in APS, subject to reduction if BCHC’s working capital was less than $145,000 as of the closing of the transaction. APS agreed to pay a contingent payment of up to a further $400,000 (the “BCHC Contingent Payment”) to one seller and one employee of BCHC. The BCHC Contingent Payment will be paid in two installments of $100,000 to each of the seller and the employee within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s and the employee’s employment, as applicable, continuing or having been terminated without cause and, for the employee, meeting certain productivity targets. The Company absolutely, unconditionally and irrevocably guaranteed payment of the BCHC Contingent Payment if ApolloMed Palliative fails to make any payment. The contingent payments were accounted for as post-combination compensation consideration and will be accrued ratably over the two year term of the agreement. For the years ended March 31, 2016 and 2015, $50,525 and $109,848 were expensed and as of March 31, 2016 and 2015 $41,667 and $109,848 were included in accounts payable and accrued liabilities, respectively.

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Holistic Health Home Health Care Inc.

Subject to the terms and conditions of that certain Stock Purchase Agreement (the “HCHHA Agreement”), dated October 27, 2014, by and among ApolloMed Palliative, the sole shareholder of HCHHA, and HCHHA, ApolloMed Palliative agreed to purchase all of the remaining shares of HCHHA for $300,000 in cash and $43,286 of equity consideration in APS, subject to reduction if HCHHA’s working capital was less than $50,000 as of the closing of the transaction. ApolloMed Palliative agreed to pay a contingent payment of up to a further $150,000 (the “HCHHA Contingent Payment”). The HCHHA Contingent Payment will be paid in two installments of $75,000 to the seller within sixty days of each of the first and second anniversaries of the transaction, and is contingent upon, as of each applicable date, the seller’s employment continuing or having been terminated without cause and the seller meeting certain productivity targets. The contingent payments were accounted for as compensation consideration and will be accrued ratably over the term of the agreement. For the years ended March 31, 2016 and 2015, $79,147 and $41,245 were expensed and as of March 31, 2016 and 2015, $31,250 and $41,245 were included in accounts payable and accrued liabilities, respectively.

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A contingent payment obligation of $1,000,000 was considered a post-combination transaction and therefore is recorded as post-combination compensation expense over the term of the arrangement and not as purchase consideration. The compensation expense will be accrued in each reporting period based upon achievement of certain physician productivity measures through June 30, 2016. Approximately $470,000 and $375,000 has been expensed during the years ended March 31, 2016 and 2015 of which $0 and $125,000 was included in accounts payable and accrued liabilities as of March 31, 2016 and 2015, respectively.

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

		$416,000

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the total purchase price to the net assets acquired and included in the Company’s consolidated balance sheet is as follows:

Cash consideration	$140,000
Holdback consideration	376,236

Total consideration	$516,236

Cash and cash equivalents	$356,359
Marketable securities	389,094
Accounts receivable	31,193
Prepaid expenses and other current assets	26,311
Intangibles	213,000
Goodwill	83,943
Accounts payable and accrued liabilities	(40,439)
Deferred tax liability	(84,847)
Medical payables	(458,378)

Net assets acquired	$516,236

The intangible assets acquired consisted of the following:

	Life (Yrs.)	Additions
Payor relationships	5	$107,000
Trade name	4	66,000
Non-compete agreements	3	40,000

		$213,000

During the fourth quarter of fiscal 2016, management determined that the remaining carrying value of the goodwill and intangible assets was not recoverable (see Note 4).

Transaction costs are not included as a component of consideration transferred and were expensed as incurred. The related transaction costs expensed for the year ended March 31, 2015 were approximately $37,000.

During fiscal 2016, the Company combined the operations of AKM into those of MMG.

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the applicable closing date to March 31, 2015, revenues and net loss related to AKM, SCHC, BCHC and HCHHA included the accompanying consolidated statements of operations were $7,149,889 and $(568,269), respectively.

4. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill activity:

Balance at April 1, 2014	$494,700
Acquisition of BCHC	398,467
Acquisition of HCHHA	268,989
Acquisition of SCHC	922,734

Acquisition of AKM	83,943
Balance at March 31, 2015	2,168,833

Impairment loss in AKM and decrease from disposal of ACC assets	(546,350)

Balance at March 31, 2016	$1,622,483

Intangible Assets, Net

Intangible assets, net consisted of the following:

	Weighted	Gross			Gross		Net
	Average	March 31,		Impairment/	March 31,	Accumulated	March 31,
	Life (Yrs)	2015	Additions	Disposal	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$-	$704,000	$-	$704,000
Acquired Technology	5	-	1,312,500	-	1,312,500	-	1,312,500
Amortized intangible assets’
Exclusivity	4	40,000	-	(40,000)	-	-	-
Non-compete	4	185,400	-	(68,400)	117,000	(58,738)	58,262
Payor relationships	5	107,000	-	(107,000)	-	-	-
Network relationships	5	220,000	-	-	220,000	(73,333)	146,667
Trade name	5	257,000	-	(66,000)	191,000	(59,217)	131,783
		$1,513,400	$1,312,500	$(281,400)	$2,544,500	$(191,288)	$2,353,212

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted	Gross		Gross		Net
	Average	April 1,		March 31,	Accumulated	March 31,
	Life (Yrs)	2014	Additions	2015	Amortization	2015
Indefinite Lived Assets:
Medicare License	N/A	$-	$704,000	$704,000	$-	$704,000
Acquired Technology	5	-	-	-	-	-
Amortized intangible assets’
Exclusivity	4	40,000	-	40,000	(15,940)	24,060
Non-compete	4	28,400	157,000	185,400	(41,428)	143,972
Payor relationships	5	-	107,000	107,000	(16,050)	90,950
Network relationships	5	-	220,000	220,000	(29,333)	190,667
Trade name	5	-	257,000	257,000	(33,392)	223,608
		$68,400	$1,445,000	$1,513,400	$(136,143)	$1,377,257

Included in depreciation and amortization on the consolidated statements of operations is amortization expense of approximately $186,000 and $127,000 for the years ended March 31, 2016 and 2015.

On March 1, 2016, the Company sold substantially all the assets of ACC to an unrelated third party. In connection with the sale, the Company received cash of $10,000 and issued a note receivable in the amount of $51,000, of which $5,000 was repaid prior to year end. The Company recognized a loss on disposal of $476,745 related to this transaction, which included the write-off of the remaining goodwill and intangible assets of ACC in the amount of $461,500 and $27,427, respectively. In addition, management determined that the remaining goodwill and intangible assets of AKM in the amount of 83,943 and $123,342, respectively, was not recoverable. Accordingly, the Company recorded an impairment charge in the aggregate amount of $207,285 for the year ended March 31, 2016.

Future amortization expense is estimated to be approximately as follows for each for the five years ending March 31 thereafter:

2017	$381,000
2018	360,000
2019	349,000
2020	297,000
2021	262,000

$1,649,000

The acquired technology of $1,312,500 was placed into service in April 2016 and the related amortization has been included in the table above from that date.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	For The Years Ended March 31,
	2016	2015
Accounts payable	$2,036,615	$1,366,207
Physician share of MSSP	62,000	62,000
Accrued compensation	2,156,339	1,469,132
Income taxes payable	110,653	185,051
Accrued interest	4,500	55,529
Accrued professional fees	202,200	202,675

	$4,572,307	$3,340,594

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Notes and Lines of Credit Payable

Notes and lines of credit payable consist of the following:

	For The Years Ended March 31,
	2016	2015
Term loan payable to NNA due March 28, 2019, net of debt discount of $0 (March 31, 2016) and $1,060,401 (March 31, 2015). This loan was paid-off in October 2015.	$-	$5,467,098

Line of credit payable to NNA due March 28, 2019. This loan was paid-off in October 2015	-	1,000,000

Hendel $100,000 revolving line of credit due to financial institution, bears interest at prime plus 4.5% (8.0% and 7.75%, respectively, interest only payable monthly and matures in March 31, 2017.	88,764	94,764

BAHA $150,000 line of credit due to a financial institution, bears interest at prime rate plus 3% (6.5% and 6.25%, respectively), interest only payable monthly and matures in March 2017.	100,000	-

	$188,764	$6,561,862
Less: current	(188,764)	(327,141)

Noncurrent portion	$-	$6,234,721

NNA Credit Agreements

In 2013, the Company entered into a $2.0 million secured revolving credit facility (the “Revolving Credit Agreement”) with NNA, an affiliate of Fresenius Medical Care Holdings, Inc.  On December 20, 2013, the Company entered into the First Amendment to the Credit Agreement (the “Amended Credit Agreement”), which increased the revolving credit facility from $2 million to $4 million.  This facility was repaid in October 2015, as explained in more detail below.

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

Concurrently with the Credit Agreement, the Company also entered into the Investment Agreement with NNA, pursuant to which the Company issued to NNA, an 8% Convertible Note in the original principal amount of $2,000,000 (the “Convertible Note”). The Company drew down the full principal amount of the Convertible Note on July 30, 2014 (see Note 7). The Convertible Note would have matured on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Company could redeem amounts outstanding under the Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding under the Convertible Note were convertible at NNA’s sole election into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The Company’s obligations under the Convertible Note were guaranteed by its subsidiaries and consolidated medical corporations.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Investment Agreement, the Company issued to NNA warrants to purchase up to 300,000 shares of the Company’s common stock at an initial exercise price of $10.00 per share and warrants to purchase up to 200,000 shares of the Company’s common stock at an initial exercise price of $20.00 per share (collectively, the “Warrants”).

The Term Loan accrued interest at a rate of 8.0% per annum. A portion of the principal amount of the Term Loan was repaid on the last business day of each calendar quarter, the Term Loan provided for quarterly payments of $87,500 in the first year, $122,500 in the second year, $122,500 in the third year, $175,000 in the fourth year, and $210,000 in the fifth year.

The Revolving Loan bore interest at the rate of three month LIBOR plus 6% per annum. The Company had borrowed $1,000,000 under the Revolving Loan at March 31, 2015.

The Company incurred $235,119 in third party costs related to the 2014 NNA financing, which were allocated to the related debt and equity instruments based on their relative fair values, of which $176,218 was classified as deferred financing costs and amortized over the life of the loan using the effective interest method.

On October 14, 2015, the Company entered into the Agreement with NMM pursuant to which the Company sold NMM 1,111,111 units, each Unit consisting of one share of Preferred Stock and one Warrant, for a total purchase price of $10,000,000, the proceeds of which were used by the Company primarily to repay the Revolving Loan and Term Loan owed by the Company to NNA and the balance the Company used for working capital purposes (see Note 9). The Company repaid approximately $7.5 million of the then outstanding NNA debt obligations and recorded a loss on debt extinguishment of approximately $266,000 related to this transaction.

Other Lines of Credit

LALC has a line of credit of $230,000 that accrues interest at a rate of 5% per annum. The Company has borrowed zero under this line of credit as of March 31, 2016 and the line is auto-renewed on an annual basis.

Interest expense associated with the notes payable and lines of credit consisted of the following:

	For The Years Ended March 31,
	2016	2015
Interest expense	$323,708	$595,067
Amortization of loan fees and discount, net of out of period adjustment (Note 12)	(141,066)	288,053

	$182,642	$883,120

7.  Convertible Notes Payable

Convertible notes payable consist of the following:

	For The Years Ended March 31,
	2016	2015
9% Senior Subordinated Convertible Notes due February 15, 2016, net of debt discount of $0 (March 31, 2016) and $62,682 (March 31, 2015)	$-	$1,037,818

8% Convertible Note Payable to NNA due March 28, 2019, net of debt discount of $0 (March 31, 2016) and $985,255 (March 31, 2015)	-	1,014,745

Conversion feature liability	-	442,358

	-	2,494,921
Less current portion	-	(1,037,818)

Noncurrent	$-	$1,457,103

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9% Senior Subordinated Convertible Notes due February 15, 2016

The 9% Notes, issued January 31, 2013, bore interest at a rate of 9% per annum, were payable semi-annually on August 15 and February 15, and matured February 15, 2016, and were subordinated. The principal of the 9% Notes, plus any accrued yet unpaid interest, was convertible, at any time by the holder at a conversion price of $4.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits, into shares of the Company’s common stock. On 60 days’ prior notice, the 9% Notes were callable in full or in part by the Company at any time after January 31, 2015. If the Average Daily Value of Trades (“ADVT”) during the prior 90 days as reported by Bloomberg is greater than $100,000, the 9% Notes were callable at a price of 105% of the 9% Notes’ par value, and if the ADVT is less than $100,000, the 9% Notes were callable at a price of 110% of the 9% Notes’ par value.

In connection with the issuance of the 9% Notes in 2013, the holders of the 9% Notes received warrants to purchase 82,500 shares of the Company’s common stock at an exercise price of $4.50 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, which warrants are exercisable at any date prior to January 31, 2018, and were classified in equity. The $186,897 fair value of these 9% Notes warrants was based on the Company’s closing stock price at the transaction date and inputs to the Black-Scholes option pricing model: term of 5.0 years, risk free rate of 0.70%, and volatility of 36.7%.

Certain holders of the 9% Notes converted an aggregate of approximately $554,000 of outstanding principal and accrued interest into 138,463 shares of the Company’s common stock. Prior to conversion, the Company amortized approximately $14,000 of related debt discount and deferred financing costs in fiscal 2016.

8% Convertible Note Payable to NNA

The NNA 8% Convertible Note commitment provided for the Company to borrow up to $2,000,000. On July 31, 2014, the Company exercised its option to borrow $2,000,000, received $2,000,000 of proceeds and recorded a debt discount of $1,065,775 related to the fair value of a conversion feature liability and a warrant liability discussed below. The conversion price was also subject to adjustment in the event of subsequent down-round equity financings, if any, by the Company. The conversion feature included a non-standard anti-dilution feature that has been bifurcated and recorded as a conversion feature liability at the issuance date of $578,155.

On November 17, 2015, the Company entered into the Conversion Agreement with NNA, Warren Hosseinion and Adrian Vazquez. Pursuant to the Conversion Agreement, the Company agreed to issue 275,000 shares of the Company’s Common Stock and to pay accrued and unpaid interest of $47,112, to NNA in full satisfaction of NNA’s conversion and other rights under the 8% Convertible Note dated March 28, 2014, issued by NNA, in the principal amount of $2,000,000. Pursuant to the Conversion Agreement, the Company also agreed to issue a total of 325,000 shares of the Company’s Common Stock to NNA in exchange for all Warrants held by NNA, under which NNA had the right to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $10 per share and 200,000 shares at an exercise price of $20 per share, in each case subject to anti-dilution adjustments.

On the date of conversion, the fair value of the 600,000 shares of common stock was based on the market price of the stock of $6.00 per share, less a 15% discount for marketability or $3,060,000 at $5.10 per share. The fair value of all the existing warrants held by NNA and of the conversion feature liability, converted in exchange for the 600,000 shares of common stock, was $1,624,029 and $482,904, respectively. These amounts together with the carrying amount of the 8% convertible note and accrued interest of approximately $1,124,000 resulted in a gain of approximately $171,000 which is included as an off-set in the net loss on debt extinguishment of approximately $266,000 in the consolidated statements of operations.

Interest expense associated with the convertible notes payable consisted of the following:

	For The Years Ended March 31,
	2016	2015
Interest expense	$171,027	$209,369
Amortization of loan fees and discount	188,627	233,918

	$359,654	$443,287

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

(Benefit) provision of Income taxes consists of the following:

	For The Years Ended March 31,
	2016	2015
Current:
Federal	$(9,979)	$147,945
State	66,678	67,769
	56,699	215,714

Deferred:
Federal	(81,277)	(36,390)
State	(46,459)	(15,532)
	(127,736)	(51,922)

(Benefit) provision for income taxes	$(71,037)	$163,792

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of March 31, 2016, the Company had federal and California tax net operating loss carryforwards of approximately $12.2 million and $12.3 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2036. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets (liabilities) as of March 31, 2016 and March 31, 2015 are shown below. A valuation allowance of $8,369,878 and $4,447,029 as of March 31, 2016 and March 31, 2015, respectively, has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Deferred tax assets (liabilities) consist of the following:

	For The Years Ended March 31,
	2016	2015
Deferred tax assets (liabilities):
State taxes	$15,114	$17,062
Stock options	2,617,037	2,177,276
Accrued payroll and related costs	16,222	1,529
Accrued hospital pool deficit	329,430	-
Net operating loss carryforward	4,754,165	2,208,522
Property and equipment	1,588	(3,170)
Acquired intangible assets	65,748	(194,883)
Other	527,095	69,478

Net deferred tax assets (liabilities) before valuation allowance	8,326,399	4,275,814
Valuation allowance	(8,369,878)	(4,447,029)

Net deferred tax liabilities	$(43,479)	$(171,215)

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	For The Years Ended March 31,
	2016	2015
Tax provision at U.S. Federal statutory rates	34.0%	34.0%
State income taxes net of federal benefit	(0.3)%	(3.2)%
Nondeductible permanent items	(0.7)%	(5.9)%
Nontaxable entities	5.4%	(4.3)%
Other	1.9%	0.5%
Change in valuation allowance	(39.4)%	(34.9)%

Effective income tax rate	0.9%	(13.8)%

As of March 31, 2016 and March 31, 2015, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2012 through 2016. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

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

Preferred Stock – Series A

On October 14, 2015, Company entered into an agreement (the “Agreement”) with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 units, each unit consisting of one share of the Company’s Preferred Stock (the “Series A”) and a stock purchase warrant to purchase one share of the Company’s common stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA and the balance for working capital.

The Series A has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Preferred Stock can be voted for the number of shares of Common Stock into which the Series A could then be converted, which initially is one-for-one. The Series A is convertible into Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions.

At any time prior to conversion and through the Redemption Expiration Date (as described below), the Series A may be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, are less than $60,000,000. In such event, the Company shall have up to one year from the date of the notice of redemption by NMM to redeem the Series A, the warrants and any shares of Common Stock issued in connection with the exercise of any warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described previously shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed. As the redemption feature is not solely within the control of the Company, the Series A does not qualify as permanent equity and has been classified as mezzanine or temporary equity.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The common stock warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The warrants are not separately transferable from the Preferred Stock. The warrants are subject to redemption in the event the Preferred Stock is redeemed by NMM, as described above. Accordingly, the Company has accounted for such warrants as liabilities and has marked such liability to its fair value at March 31, 2016. The Company determined the fair value of the warrant liability to be $2,922,222 at inception which was estimated using the Monte Carlo valuation model (see Note 2) with the value of the Series A being the residual value of $7,077,778.

Without the written consent of NMM, between the Closing Date and the nine-month anniversary of the Closing Date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other Person engaged in the business of being a MSO, ACO or IPA, or enter into any agreement with respect to any of the foregoing.

Preferred Stock – Series B

On March 30, 2016, Company entered into an agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 555,555 units, each Unit consisting of one share of the Company’s Series B Preferred Stock (“Series B”) and a warrant to purchase one share of the Company’s common stock at an exercise price of $10.00 per share. NMM paid the Company an aggregate $4,999,995 for the units. The proceeds were allocated to each Series B units and Series B warrants based upon their relative fair values as each class of securities met the requirements for permanent equity classification. The estimated fair value of the units was estimated using a Black-Scholes equity allocation option pricing method. The Company used a comparable company lookback volatility rate of 65.8%, and a risk-free rate of 1.2% - commensurate with the expected term of 5-years. In valuing the Series B warrants, the Company used a comparable company lookback volatility rate of 65.8%, and a risk-free rate of 1.2% - commensurate with the expected term of 5-years.

The Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Series B can be voted for the number of shares of Common Stock into which the Preferred Stock could then be converted, which initially is one-for-one. The Preferred Stock is convertible into Common Stock, at the option of NMM or mandatorily at any time prior to and including March 30, 2021, if the Company receives aggregate gross proceeds of not less than $5,000,000 in one or more transactions (other than transactions with NMM), at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions.

The warrants may be exercised at any time after issuance and through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits

Repurchase of Common Stock

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

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of March 31, 2016, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of March 31, 2016 there were no shares available for future grants under the 2013 Plan.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 15, 2015, the Company’s Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder and provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The Company will seek approval of the 2015 Plan from its stockholders at the next meeting of stockholders and must receive such approval prior to December 15, 2016 or the 2015 Plan will be null and void and any grants made under the 2015 Plan will be canceled. As the Company’s board of directors controls approximately 62% of the ownership interest in the Company, stockholder approval of the 2015 Plan is considered perfunctory and accordingly the options were deemed to be granted as of the date of the board approval. As of March 31, 2016, there were approximately 1,126,000 shares available for future grants under the 2015 Plan.

Share Issuances

A summary of the Company’s restricted stock issued to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows:

	Weighted-Average Remaining Vesting Life		Weighted-Average Per Share
	Shares	(In Years)	Intrinsic Value	Grant Date Fair Value

Unvested or unlapsed shares at April 1, 2014	90,741	1.3	$-	$4.10
Granted	-	-	-	-
Vested/lapsed	(78,519)	-	-	-
Forfeited	-	-	-	-

Unvested or unlapsed shares at March 31, 2015	12,222	0.3	0.50	4.10
Granted	-	-	-	-
Vested/lapsed	(12,222)	-	-	-
Forfeited	-	-	-	-

Unvested or unlapsed shares at March 31, 2016	-	-	-	-

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

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During January and February 2016, the Company issued options to purchase an aggregate of 374,150 shares of the Company’s common stock to certain employees and consultants. The options have exercise prices ranging from $5.79 - $6.37 and vesting terms between immediate through three years. The Company determined the weighted average fair value of the options of $5.21 per share using the Black Scholes option pricing model with the following assumptions: term of six years, risk free rate of 1.31% - 1.94%, no dividends, average volatility of 133% and a share price $5.79 per share.

Stock option activity is summarized below:

	Shares	Weighted-Average Per Share Exercise Price	Weighted-Average Remaining Life (Years)	Weighted-Average Per Share Intrinsic Value

Balance, April 1, 2014	628,700	$2.00	8.70	$1.10
Granted	162,000	10.00	-	-
Cancelled/expired	(14,200)	-	-	-
Exercised	-	-	-	-

Balance, March 31, 2015	776,500	4.69	7.40	1.50
Granted	374,150	5.97	-	-
Cancelled/expired	(86,500)	2.63	-	-
Exercised	-	-	-	-

Balance, March 31, 2016	1,064,150	$4.27	7.94	$2.27

Vested and exercisable, March 31, 2016	814,802	$2.67	6.99	$3.84

 APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the restricted stock award in the ACO Plan:

	Shares	Weighted-Average Remaining Vesting Life (Years)	Weighted-Average Per Share Fair Value

Balance, April 1, 2014	3,752,000	0.8	$0.03
Granted	184,000	-	0.77
Released	(183,996)	-	0.03

Balance, March 31, 2015	3,752,004	0.1	0.07
Granted	-	-	-
Released	-	-	-

Balance, March 31, 2016	3,752,004	-	$0.07

Vested and exercisable, end of year	3,752,004	-	$0.07

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of March 31, 2016, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 and 2013 Equity Plans, and the ACO Plans are as follows:

Common stock options	$1,143,280
Restricted stock	$-
ACO Plan restricted stock	$-

The weighted-average period of years expected to recognize these compensation costs is 1.3 years.

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying consolidated statement of operations as follows:

	For The Years Ended March 31,
	2016	2015

Stock-based compensation expense:
Cost of services	$4,959	$13,376
General and administrative	1,099,017	1,245,472

	$1,103,976	$1,258,848

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Warrants consisted of the following:

	Weighted-Average Per Share Intrinsic Value	Number of Warrants

Outstanding at April 1, 2014	$0.20	714,500
Granted	-	200,000
Exercised	-	-
Cancelled	-	-

Outstanding at March 31, 2015	0.46	914,500
Granted	-	1,676,666
Exercised	-	(500,000)
Cancelled	-	-

Outstanding at March 31, 2016	$3.12	2,091,166

		Weighted		Weighted
		Average		Average
Exercise Price Per	Warrants	Remaining	Warrants	Exercise Price Per
Share	Outstanding	Contractual Life	Exercisable	Share

$1.15	150,000	0.33	150,000	$0.08
$4.00-$5.00	164,500	1.36	164,500	0.35
$9.00-$10.00	1,776,666	4.54	1,776,666	7.96

$1.15-$10.00	2,091,166	3.99	2,091,166	$8.39

In connection with the 2014 NNA financing, NNA received warrants to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $10.00 per share and up to 200,000 shares at an exercise price of $20.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, and which are exercisable after March 28, 2017 and before March 28, 2021. The warrants also contained down-round protection under which the exercise price of the warrants is subject to adjustment in the event the Company issues future common shares at a price below $9.00 per share. Following the funding of the Convertible Note on July 30, 2014, additional warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share were issued and were exercisable after March 28, 2017 and before March 28, 2021 (see Note 6). All of which were exercised during fiscal 2016 (see Note 7).

On July 21, 2014, in connection with the SCHC acquisition, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The warrants are exercisable at any date prior to July 21, 2018.

On October 15, 2015, in connection with the NMM financing the Company issued a 5 year stock warrant to purchase up to 1,111,111 shares of common stock at an exercise price of $9.00 per share, which is the only warrant classified as a liability warrant. (see Note 9).

On March 30, 2016, in connection with the NMM financing the Company issued a 5 year stock warrant to purchase up to 555,555 shares of common stock at an exercise price of $10.00 per share (see Note 9).

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorized Stock

At March 31, 2016 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding preferred stock, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s stock option plans. The amount of shares of common stock reserved for these purposes is as follows at March 31, 2016:

Common stock issued and outstanding	5,876,852
Warrants outstanding	2,091,166
Stock options outstanding	1,064,150
Preferred stock	1,666,666

10,698,834

10. Commitments and Contingencies

Lease commitments

The Company’s headquarters are located at 700 North Brand Boulevard, Suite 1400, Glendale, California 91203.  Under the original lease of the premises, the Company occupied space in Suite 220. On October 14, 2014, the Company's lease was amended by a Second Amendment (the “Second Lease Amendment”), pursuant to which the Company relocated its corporate headquarters to a larger suite in the same office building in October 2015. The Second Lease Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises were improved with an allowance of $659,360, provided by the landlord, for construction and installation of equipment for the New Premises. The Second Lease Amendment also extends the term of the lease to for approximately six years after the company occupies the New Premises and increases the Company’s security deposit. The Second Lease Amendment sets the New Premises base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. However, the base rent will be abated by up to $228,049 subject to other terms of the lease. At March 31, 2016 and 2015, deferred rent liability associated with the Company’s leases was $728,877 and $11,610, respectively.

Future minimum rental payments required under the operating leases are as follows:

Year ending March 31,

2017	$812,000
2018	932,000
2019	949,000
2020	934,000
2021	944,000
Thereafter	1,711,000

$6,282,000

Rent expense recorded was as follows:

	For The Years Ended March 31,
	2016	2015

Rent expense	$888,278	$685,579

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Matters

Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medi-Cal programs.

As a risk-bearing organization, the Company is required to follow regulations of the California Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. The DMHC determined that, as of February 28, 2016, MMG, was not in compliance with the DMHC’s positive TNE requirement for a Risk Bearing Organization (“RBO”). As a result, the DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. CAP has been submitted and is under review by DMHC.

Many of the Company's payer and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations.

Legislation and HIPAA

The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity has continued with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed.

The Company believes that it is in compliance with fraud and abuse regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

The Health Insurance Portability and Accountability Act (“HIPAA”) assures health insurance portability, reduces healthcare fraud and abuse, guarantees security and privacy of health information, and enforces standards for health information. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) expanded upon HIPAA in a number of ways, including establishing notification requirements for certain breaches of protected health information. In addition to these federal rules, California has also developed strict standards for the privacy and security of health information as well as for reporting certain violations and breaches. The Company may be subject to significant fines and penalties if found not to be compliant with these state or federal provisions.

Affordable Care Act

The Patient Protection and Affordable Care Act (“PPACA”) will substantially reform the United States health care system. The legislation impacts multiple aspects of the health care system, including many provisions that change payments from Medicare, Medicaid and insurance companies. Starting in 2014, the legislation required the establishment of health insurance exchanges, which will provide individuals without employer-provided health care coverage the opportunity to purchase insurance. It is anticipated that some employers currently offering insurance to employees will opt to have employees seek insurance coverage through the insurance exchanges. It is possible that the reimbursement rates paid by insurers participating in the insurance exchanges may be substantially different than rates paid under current health insurance products. Another significant component of the PPACA is the expansion of the Medicaid program to a wide range of newly eligible individuals. In anticipation of this expansion, payments under certain existing programs, such as Medicare disproportionate share, will be substantially decreased. Each state’s participation in an expanded Medicaid program is optional.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with the Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, MMG and AMEH, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services (“JAMS”) in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

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

Employment and Consulting Agreements

On March 28, 2014, AMM entered into substantially similar employment agreements with each of Warren Hosseinion, M.D., the Company’s Chief Executive Officer (the “Hosseinion Employment Agreement”) and Adrian Vazquez, M.D., the Company’s Chief Medical Officer (individually, the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the “Executive Employment Agreements”), pursuant to which Drs. Hosseinion and Vazquez have agreed to serve as senior executives of AMM. Each of the Executive Employment Agreements provides for (i) base salary of $200,000 per year; (ii) participation in any incentive compensation plans and stock plans of AMM that are available to other similarly positioned employees of AMM; and (iii) reimbursement of expenses incurred on behalf of AMM.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMM has the right under the Hosseinion Employment Agreement to terminate Dr. Hosseinion, and the right under the Vazquez Employment Agreement, for cause if, among other things, there is a material and uncured breach by Dr. Hosseinion or Dr. Vazquez, as the case may be, of any of the following agreements: (i) their respective Hospitalist Participation Agreement (defined below) or other employment agreement with AMH; (ii) that certain Stockholder Agreement dated as of March 28, 2014, by and among Dr. Hosseinion, Adrian Vazquez, M.D., NNA, AMM and the Company (the “Stockholder Agreement”); (iii) any Physician Shareholders Agreements in favor of AMM or the Company, for the account of each of ACC, MMG and AMH. If either Dr. Hosseinion’s or Dr. Vazquez’s employment is terminated by AMM without cause, or Dr. Hosseinion or Dr. Vazquez terminates his employment for good reason, or AMM provides notice of intent not to renew, Dr. Hosseinion or Dr. Vazquez, as the case may be, is entitled, subject to entering into a binding release, to be paid severance of an amount equal to four weeks of his most recent base salary for every full year of his active employment by AMM, but such amount is to be no less than six months’ worth and no more than one year’s worth of his most recent base salary. The Hosseinion Employment Agreement replaced, and thereby terminated, the prior employment agreement between AMM and Dr. Hosseinion, and the Vazquez Employment Agreement replaced, and thereby terminated, the prior employment agreement between AMM and Dr. Vazquez.

On January 12, 2016, AMM entered into a First Amendment to Employment Agreement with each of Dr. Hosseinion (the “Hosseinion Amendment”) and Dr. Vazquez (individually, the “Vazquez Amendment” and, together with the Vazquez Amendment, the “Executive Amendments”). The Executive Amendments amend the Executive Employment Agreements to which they relate and provide (i) for the payment of an incentive bonus in the amount of $30,000 to Dr. Hosseinion and $15,000 to Dr. Vazquez, and (ii) that unused paid time off (up to 20 days per year) will be paid in cash.

On March 28, 2014, AMH also entered into substantially similar Hospitalist Participation Service Agreements with each of Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”) and Dr. Vazquez (individually, the” Vazquez Hospitalist Participation Agreement” and, together with the Hosseinion Hospitalist Participation Agreement, the “Hospitalist Participation Agreements”), pursuant to which Drs. Hosseinion and Vazquez provide physician services for AMH. Each of the Hospitalist Participation Agreements provides for (i) base salary of $195,000 per year; (ii) a $55,000 annual car and communications allowance; and (iii) reimbursement of reasonable business expenses. The Hosseinion Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Hosseinion, and the Vazquez Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Vazquez.

As a condition of the Company causing the Company’s affiliates to enter into the Executive Employment Agreements and the Hospitalist Participation Agreements, also on March 28, 2014 the Company entered into substantially similar stock option agreements with each of Dr. Hosseinion (the “Hosseinion Stock Option Agreement”) and Dr. Vazquez (individually, the “Vazquez Stock Option Agreement” and, together with the Hosseinion Stock Option Agreement, the “Executive Stock Option Agreements”). Each Executive Stock Option Agreement provides that Dr. Hosseinion or Dr. Vazquez grant the Company the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion or Dr. Vazquez, as the case may be, in the event that (i) their respective Hospitalist Participation Agreement or Executive Employment Agreement is terminated by the Company for cause due to a willful or intentional breach by Dr. Hosseinion or Dr. Vazquez, as the case may be; (ii) Dr. Hosseinion or Dr. Vazquez commits fraud or any felony against the Company or any of the Company’s affiliates; (iii) Dr. Hosseinion or Dr. Vazquez directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of the Company or any of the Company’s affiliates for competitive purposes; or (iv) Dr. Hosseinion or Dr. Vazquez directly or indirectly Competes (as such term is defined in the Executive Stock Option Agreements) with the Company or any of the Company’s affiliates.

On January 15, 2015, the Company entered into a Consulting and Representation Agreement (the “2015 Augusta Consulting Agreement”) with Flacane Advisors, Inc. (“Flacane”), which was effective from January 15, 2015, superseded the prior agreement with Flacane and remained in effect until March 31, 2015 and continued until December 31, 2015 unless was sooner replaced by a new agreement. Under the Augusta Consulting Agreement, Flacane was paid $25,000 per month and was also eligible to receive options to purchase shares of the Company’s common stock as determined by the Company’s Board of Directors. Flacane, through the services of Mr. Augusta, provides business and strategic services and made Mr. Augusta available to serve as the Company’s Executive Chairman of the Board of Directors.

On January 12, 2016, the Company entered into a Consulting Agreement with Flacane (the “2016 Augusta Consulting Agreement”) to replace the substantially similar 2015 Augusta Consulting that expired by its terms on December 31, 2015. Under the 2016 Augusta Consulting Agreement, Flacane received to a signing bonus of $30,000, is paid $25,000 per month and is also eligible to receive options to purchase shares of the Company’s common stock as determined by the Company’s Board of Directors. Flacane, through the services of Mr. Augusta, continue to provide business and strategic services and makes Mr. Augusta available to serve as the Company’s Executive Chairman of the Board of Directors.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective as of March 7, 2012, Mr. Augusta was first appointed to the Company’s Board of Directors. In connection with his service as a director, Mr. Augusta entered into a director agreement, which provides for Mr. Augusta to be a director and entitled Mr. Augusta to acquire 40,000 shares of the Company’s common stock at a price of $0.01 per share. The Company had the right, but not the obligation, to repurchase those shares, which right lapsed monthly at a rate of 1/36 per month over a three-year period and has now fully lapsed.

11. Related Party Transactions

On January 15, 2015, AMM entered into a Consulting and Representation Agreement (the “2015 Augusta Consulting Agreement”) with Flacane Advisors, Inc. (the “Augusta Consultant”), which was effective from January 15, 2015, superseded the prior agreement with the Augusta Consultant, and remained in effect until March 31, 2015 and was in place through December 31, 2015. On January 12, 2016, the Company entered into a new consulting agreement with Mr. Gary Augusta, the President of Flacane Advisors, Inc. and the Company’s Executive Chairman of the Board of Directors (the “2016 Augusta Consulting Agreement”) to replace the substantially similar 2015 Augusta Consulting Agreement that expired by its terms on December 31, 2015. Under the 2016 Augusta Consulting Agreement, the Augusta Consultant is paid $25,000 per month to provide business and strategic services to the Company; and Augusta Consultant is also eligible to receive options to purchase shares of the Company’s common stock as determined by the Company’s Board of Directors. In addition, Mr. Augusta is subject to a Directors Agreement with the Company dated March 7, 2012. During the years ended March 31, 2016 and 2015, the Company incurred approximately $770,000 and $65,000, respectively, of an aggregate of consulting expense and reimbursement of out of pocket expenses in connection with the 2015 Augusta Consulting Agreement and 2016 Augusta Consulting Agreement. The Company owed the Augusta Consultant approximately $9,500 and $0, at March 31, 2016 and 2015, respectively.

During the year ended March 31, 2016, the Company raised approximately $15 million in connection with the sale of shares of Series A and Series B preferred stock and warrants from NMM in which Dr. Thomas Lam, one of the Company’s directors is a significant shareholder (see Note 9).

As of March 31, 2016, accounts payable in the consolidated balance sheet include $104,500 for principal and accrued interest owed to a 9% note holder who is also a shareholder of the Company.

In September 2015, the Company entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and is due on or before September 2017. At March 31, 2016, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheet.

In September 2015, the Company entered into a note receivable with Dr. Liviu Chindris, a minority owner in APS, in the amount of approximately $105,000. The note accrues interest at 3% per annum and is due on or before September 2017. At March 31, 2016, the balance of the note was approximately $105,000 and is included in other receivables in the accompanying consolidated balance sheet.

12. Out of period correction

During the quarter ended September 30, 2015, following a review of the terms of certain financial instruments entered into on March 28, 2014, management determined that the warrant liability was incorrectly valued which resulted in certain amounts being incorrectly stated in prior periods. Based on an analysis of the resulting adjustments, management determined that the previously issued consolidated financial statements as of and for the years ended March 31, 2015 and 2014 were not considered to be materially misstated and can continue to be relied upon. Accordingly, the Company recorded an out of period correction in the current year to adjust the valuation of its warrant liability which decreased by approximately $831,000; unamortized debt discount which decreased by approximately $764,000, deferred financing costs which increased by approximately $15,000; interest expense which decreased by approximately $250,000 and loss on the change in the fair value of warrant which increased by approximately $168,000. The impact of these adjustments was also not deemed to be material to the year ended March 31, 2016.

13. Subsequent Events

On June 27, 2016, the Board of Directors appointed Warren Hosseinion as the Company’s interim Chief Financial Officer while the Company finalizes arrangements to employ a permanent Chief Financial Officer.

On June 28, 2016, NNA and the Company entered into the Third Amendment (the “Third Amendment”) to the Registration Rights Agreement dated May 28, 2014, as amended by the First Amendment and Acknowledgement dated as of February 6, 2015, the Second Amendment and Conversion Agreement dated as of November 17, 2015, and the amendments thereto (collectively, the “Registration Agreement”). Pursuant to the Third Amendment, the Company has until April 28, 2017 to register NNA’s registrable securities on a registration statement filed with the SEC and the company has until the earlier of (i) October 27, 2017 or (ii) the 5th trading day after the date the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review to have such registration statement declared effective by the SEC. All other provisions of the Registration Agreement remain in full force and effect, including paying NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in shares of the Company’s common stock, if the Company does not comply with these deadlines.

The Company entered into restated and amended employment agreements dated as of June 29, 2016 with each of Warren Hosseinion, M.D. and Adrian Vazquez, M.D., Chief Executive Officer and Chief Medical Officer, of the Company respectively. Each of Drs. Hosseinion and Vazquez had previously entered into employment agreements with each of AMM and AMH on March 28, 2014, and each of them had entered into an amendment to their respective employment agreements with AMM on January 12, 2016, the terms of which are summarized under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. The purpose of the amended and restated employment agreements is to align payment and benefit provisions, and make other technical changes, to the employment agreements that were previously in effect.

Under the amended and restated employment agreements with AMM, each of Drs. Hosseinion and Vazquez will be paid a base salary of $450,000, which is the same base salary as had previously been provided under their respective agreements with AMM and AMH, including a certain guaranteed expense reimbursement under the AMH agreements. Conversely, there is no base salary provided under the amended and restated employment agreements with AMH and the certain guaranteed expense reimbursement has been eliminated from the AMH agreements. In the amended and restated AMH agreements, the base salary provision has been replaced with an hourly rate if and to the extent that Drs. Hosseinion and Vazquez provide physician services, which is not guaranteed.

All other benefits that were previously contained in the AMH agreements have been moved to the amended and restated agreements with AMM.

The calculation of severance payment in the event of a termination without Cause (as defined in the amended and restated agreements with AMM) has been changed. Under the amended and restated agreements with AMM, each of Drs. Hosseinion and Vazquez will continue to be paid severance in the amount of four weeks’ pay of their most recent base salary for each year they are employed. However, in the amended and restated employment agreements the definition of base salary has been changed to include aggregate base salary paid from AMM and all its entities, to reflect that Dr. Hosseinion’s and Vazquez’s services are, in some cases, shared among more than one of the Company’s affiliates but provide a common benefit to the Company. Additionally, each of Drs. Hosseinion and Vazquez will receive year-of-service credit for the longest period of time they have been employed by any of the Company’s affiliates, to reflect that, as co-founders of the company, Drs. Hosseinion and Vazquez have provided continuous service since founding of the Company notwithstanding the fact that the Company has reorganized to create AMM more recently than the founding of the Company.

Certain other technical changes have been made to the amended and restated employment agreements. All other material provisions of the original AMH agreements and the original AMM agreements, as amended, remain as they were in those agreements.

Exhibit Index

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of Southern California Heart Centers, A Medical Corporation and Southern California Heart Centers, A Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on August 14, 2014).
3.1	Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on April 27, 2015).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015)
3.4	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016)
3.5	Restated Bylaws (filed as an exhibit to a Quarterly Report on Form 10-Q on November 16, 2015).
4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 2,500 shares of common stock (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.5	Form of Investor Warrant for purchase of 3,750 shares of common stock, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.7	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.8	Common Stock Purchase Warrant to purchase 200,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

4.9	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.10	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.11	Common Stock Purchase Warrant dated October 14, 2015, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
4.12	Common Stock Purchase Warrant dated March 30, 2016, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 19, 2008).
10.2	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010).
10.3	Board of Directors Agreement dated March 22, 2012, by and between Apollo Medical Holdings, Inc. and Suresh Nihalani (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
10.4	2013 Equity Incentive Plan of Apollo Medical Holdings, Inc. dated April 30, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.5	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David Schmidt (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.6	Board of Directors Agreement dated October 17, 2012 by and between Apollo Medical Holdings, Inc., and Mark Meyers (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.7	Intercompany Revolving Loan Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on June 14, 2013).
10.8	Intercompany Revolving Loan Agreement, dated July 31, 2013 by and between Apollo Medical Management, Inc. and ApolloMed Care Clinic (filed as an exhibit to a Quarterly Report on Form 10-Q on September 16, 2013).
10.9+	Consulting and Representation Agreement between Flacane Advisors, Inc. and Apollo Medical Holdings, Inc., dated January 15, 2015 (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
10.10	Intercompany Revolving Loan Agreement dated as of September 30, 2013, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, a Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on December 20, 2013).
10.11	Form of Settlement Agreement and Release, between Apollo Medical Holdings, Inc. and each of the Holders listed on Exhibit A to the First Amendment, effective December 20, 2013 (filed as an exhibit to a Current Report on Form 8-K on December 24, 2013).
10.12	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.13	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.14	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Care Clinic, and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.15	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by Maverick Medical Group Inc. and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.16	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Hospitalists and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

10.17	Shareholders Agreement, between Apollo Medical Holdings, Inc., Warren Hosseinion, M.D., Adrian Vazquez, M.D., and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.18	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.19+	Employment Agreement, between Apollo Medical Management, Inc. and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.20+	Employment Agreement, between Apollo Medical Management, Inc. and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.21+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.22+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.23+	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.24+	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.25	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.26	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.27	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.28	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.29	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of Maverick Medical Group, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.30	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.31	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.32	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.33	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.34+	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.35+	Board of Directors Agreement dated February 15, 2012 by and between Apollo Medical Holdings, Inc., and Ted Schreck (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.36+	Board of Directors Agreement dated October 22, 2012 by and between Apollo Medical Holdings, Inc., and Mitchell R. Creem (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.37+	Consulting Agreement as of May 20, 2014 by and among Apollo Medical Holdings, Inc. and Bridgewater Healthcare Group, LLC (filed as an exhibit to a Current Report on Form 8-K/A on July 3, 2014)

10.38+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on September 16, 2014)
10.39	Contribution Agreement, dated as of October 27, 2014, by and between Dr. Sandeep Kapoor, M.D, Marine Metspakyan and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.40	Contribution Agreement, dated as of October 27, 2014, by and between Rob Mikitarian and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.41	Membership Interest Purchase Agreement, entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Apollo Medical Holdings, Inc., Dr. Sandeep Kapoor, M.D., Marine Metspakyan and Best Choice Hospice Care, LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.42	Stock Purchase Agreement entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Rob Mikitarian and Holistic Care Home Health Agency, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.43	Second Amendment to Lease Agreement dated October 14, 2014 by and among Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (filed as an exhibit on Quarterly Report on Form 10-Q on November 14, 2014).
10.44	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K/A on December 8, 2014).
10.45	First Amendment and Acknowledgement, dated as of February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on February 10, 2015).
10.46+	Board of Directors Agreement dated April 9, 2015 by and between Apollo Medical Holdings, Inc., and Lance Jon Kimmel (filed as an exhibit to a Current Report on Form 8-K on April 13, 2015).
10.47	Amendment to the First Amendment and Acknowledgement, dated as of May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on May 15, 2015).
10.48	Amendment to the First Amendment and Acknowledgement, dated as of July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on July 10, 2015).
10.49	Waiver and Consent dated as of August 18, 2015 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on August 19, 2015)
10.50	Securities Purchase Agreement dated October 14, 2015 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015)
10.51	Second Amendment and Conversion Agreement dated as of November 17, 2015 between Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on November 19, 2015)
10.52+	Board of Directors Agreement between Apollo Medical Holdings, Inc. and Thomas S. Lam, M.D. dated January 19, 2016 (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016
10.53+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.54+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.55+	Consulting Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Flacane Advisors, Inc. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.56	Indemnification Agreement effective as of September 21, 2015 between Apollo Medical Holdings, Inc. and William Abbott (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.57+	Board of Directors Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Mark Fawcett (filed as an exhibit to a Current Report on Form 8-K/A on February 2, 2016)
10.58	Securities Purchase Agreement dated March 30, 2016 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016)

10.59*	2015 Equity Incentive Plan
10.60*	Asset Purchase Agreement dated January 12, 2016 among Apollo Medical Holdings, Inc., Apollo Care Connect, Inc. and Healarium, Inc.
10.61*	Amendment No.2 to Intercompany Revolving Loan Agr4eement dated March 30, 2016 between Apollo Medical Management, Inc. and Maverick Medical Group, Inc.
10.62*	Amended and Restated Subordination Agreement between Apollo Medical Management, Inc. and Maverick Medical Group, Inc.
10.63	Stock Purchase Agreement dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.64	Non-Interest Bearing Secured Promissory Note dated March 1, 2016 (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.65	First Amendment to Stock Purchase Agreement and to Non-Interest Bearing Promissory Note dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.66*	Membership Interest Purchase Agreement and Release dated as of December 9, 2015 between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., Apollo Palliative Services LLC and Sandeep Kapoor, M.D.
10.67+*	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Warren Hosseinion, M.D.
10.68+*	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Adrian Vazquez, M.D.
10.69+*	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D.
10.70+*	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D.
10.71*	Third Amendment dated June 28, 2016 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc.
21.1*	Subsidiaries of Apollo Medical Holdings, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan, contract or arrangement