Form 10-Q
period 2016-06-30
Apollo Medical Holdings, Inc.
filed 2016-08-15
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.

001-37392

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3837784
State of Incorporation	IRS Employer Identification No.

700 North Brand Boulevard, Suite 1400

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

As of August 10, 2016, there were 5,745,036 shares of common stock, $.001 par value per share, issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital;

•	our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D.

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few larger payors;

•	whether or not we receive an “all or nothing” annual payment from the Centers for Medicare & Medicaid Services (“CMS”) in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	changes in Federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy in locating and acquiring new businesses, and the integration of any acquired businesses with our existing operations;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	The impact of intense competition in the healthcare industry;

•	Changing rules and regulations regarding reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue;

•	Changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	Industry-wide market factors, laws, regulations and other developments affecting our industry in general and our operations in particular;

•	General economic uncertainty;

•	The impact of any potential future impairment of our assets;

•	Risks related to changes in accounting interpretations; and

•

The impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new -federal healthcare laws, including the Patient Protection and Affordable Care Act (the “ACA”), the rules and regulations promulgated thereunder and any executive action with respect thereto.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2016.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2016	2016
ASSETS
Cash and cash equivalents	$6,509,589	$9,270,010
Accounts receivable, net of allowance for doubtful accounts of $769,000 and $601,000 at June 30, 2016 and March 31, 2016, respectively	3,999,532	3,392,941
Other receivables	315,233	581,213
Due from affiliates	20,052	20,505
Prepaid expenses and other current assets	509,010	293,828
Total current assets	11,353,416	13,558,497

Deferred financing costs	-	37,926
Property and equipment, net	1,341,984	1,247,973
Restricted cash	530,000	530,000
Intangible assets, net	2,258,054	2,353,212
Goodwill	1,622,483	1,622,483
Other assets	213,680	216,442
TOTAL ASSETS	$17,319,617	$19,566,533

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$4,254,856	$4,572,307
Medical liabilities	2,512,041	2,670,709
Note and line of credit	176,264	188,764
Total current liabilities	6,943,161	7,431,780

Warrant liability	1,988,889	2,811,111
Deferred rent liability	762,461	728,877
Deferred tax liability	43,479	43,479
Total liabilities	9,737,990	11,015,247

COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B); 1,111,111 issued and outstanding Liquidation preference of $9,999,999	$7,077,778	$7,077,778

STOCKHOLDERS' EQUITY
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A); 555,555 issued and outstanding Liquidation preference of $4,999,995	3,884,745	3,884,745
Common Stock, par value $0.001; 100,000,000 shares authorized, 5,998,518 and 5,876,852 shares issued and outstanding as of June 30, 2016 and March 31, 2016, respectively	5,998	5,876
Additional paid-in-capital	23,904,114	23,524,517
Accumulated deficit	(29,999,822)	(28,684,565)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(2,204,965)	(1,269,427)
Non-controlling interest	2,708,814	2,742,935
Total stockholders' equity	503,849	1,473,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,319,617	$19,566,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015

Net revenues	$12,371,673	$10,204,125

Costs and expenses:
Cost of services	10,133,005	7,567,868
General and administrative	3,836,475	4,237,203
Depreciation and amortization	164,658	63,751
Total costs and expenses	14,134,138	11,868,822

Loss from operations	(1,762,465)	(1,664,697)

Other income (expense)
Interest expense	(2,659)	(360,402)
Gain (loss) on change in fair value of warrant and conversion feature liabilities, net	822,222	(213,718)
Other income	1,971	101,004
Total other income (expense), net	821,534	(473,116)

Loss before (benefit) provision for income taxes	(940,931)	(2,137,813)

(Benefit) provision for income taxes	(41,553)	92,691

Net loss	(899,378)	(2,230,504)

Net income attributable to non-controlling interests	(415,879)	(251,862)

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,315,257)	$(2,482,366)

Net loss per share:
Basic and diluted	$(0.22)	$(0.51)

Weighted average shares of common stock outstanding:
Basic and diluted	5,914,826	4,863,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(899,378)	$(2,230,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts, net of recoveries	167,496	-
Depreciation and amortization expense	164,658	63,751
Deferred income tax	-	3,065
Stock-based compensation expense	247,717	83,848
Amortization of deferred financing costs	37,926	29,914
Amortization of debt discount	-	115,609
Change in fair value of warrant and conversion feature liabilities	(822,222)	213,718
Changes in assets and liabilities:
Accounts receivable	(774,087)	108,827
Other receivables	265,980	(120,151)
Due from affiliates	453	(14,748)
Prepaid expenses and other current assets	(215,182)	20,698
Other assets	2,762	6,570
Accounts payable and accrued liabilities	(317,451)	790,613
Deferred financing cost	-	513,347
Deferred rent liability	33,584	-
Medical liabilities	(158,668)	(112,904)
Net cash used in operating activities	(2,266,412)	(528,347)

Cash flows from investing activities:
Property and equipment acquired	(163,511)	-
Net cash used in investing activities	(163,511)	-

Cash flows from financing activities:
Principal payments on lines of credit	(12,500)	-
Distributions to non-controlling interest shareholder	(450,000)	(595,418)
Proceeds from the exercise of warrants	132,002	-
Net cash used in financing activities	(330,498)	(595,418)

Net decrease in cash and cash equivalents	(2,760,421)	(1,123,765)

Cash and cash equivalents, beginning of period	9,270,010	5,014,242

Cash and cash equivalents, end of period	$6,509,589	$3,890,477

Supplementary disclosures of cash flow information:

Interest paid	$7,142	$100,959
Income taxes paid	$16,400	$32,197

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

ApolloMed ACO participates in the Medicare Shared Savings Program (MSSP), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the Centers for Medicare and Medicaid Services (CMS), they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore did not receive any incentive payment in fiscal year 2016 for calendar 2015.

In January 2016, the Company formed ApolloCare which acquired certain technology and other assets of Healarium, Inc., which provides the Company with a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

Liquidity and Capital Resources

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

The Company has a history of operating losses and as of June 30, 2016 has an accumulated deficit of $29,999,822, and during the three months ended June 30, 2016 net cash used in operating activities was $2,266,412.

As of June 30, 2016, the Company’s primary source of liquidity includes cash on hand of $6,509,589 which is part of net working capital of approximately $4.4 million. The Company, however, may require additional funding to meet certain obligations until sufficient cash flows are generated from anticipated operations. Management believes that ongoing requirements for working capital, debt service and planned capital expenditures will be adequately funded from current sources for at least the next twelve months. If available funds are not adequate, the Company may need to obtain additional sources of funds or reduce operations; however, there is no assurance that the Company will be successful in doing so.

2.        Summary of Significant Accounting Policies

Accounting Principles

These unaudited condensed consolidated statements reflect all adjustments, consisting of normal recurring adjustments, which, in management’s opinion, are necessary, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the SEC on June 29, 2016.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, VMM, and ApolloCare (2) the Company’s controlling interest in ApolloMed ACO, and APS, (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC, Hendel, AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide healthcare services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

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

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value, to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition related costs separately from the business combination.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at June 30, 2016 and March 31, 2016 (see "Medical Liabilities" in this Note 2, below).

Medicare Shared Savings Program Revenue

The Company, through its subsidiary ApolloMed ACO, participates in the MSSP, which is sponsored by the Centers for Medicare & Medicaid Services (“CMS”). The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ cost savings benchmark. The MSSP is a relatively new program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

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

At least annually, at the Company’s fiscal year end, the Company assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances.

At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions the Company believes are appropriate in the circumstances.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, insurance companies, and amounts due from hospitals and patients. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company maintains reserves for potential credit losses on accounts receivable. The Company reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyses the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Governmental - Medicare/Medi-Cal	23.6%	31.1%
L.A Care	14.5%	13.9%
Allied Physicians	14.1%	*
Health Net	*	12.4%

* Represents less than 10%

Receivables from major payors amounted to the following percentage of total accounts receivable:

	June 30, 2016	March 31, 2016
Governmental - Medicare/Medi-Cal	33.4%	39.3%
Allied Physicians	21.3%	15.8%

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of June 30, 2016, approximately $5.2 million was in excess of the FDIC limits.

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

Property and equipment consisted of the following as of:

	June 30, 2016	March 31, 2016

Website	$4,568	$4,568
Computers	189,682	166,043
Software	290,439	215,439
Machinery and equipment	389,330	351,090
Furniture and fixtures	118,027	114,127
Leasehold improvements	1,117,397	1,094,665
	2,109,443	1,945,932

Less accumulated depreciation and amortization	(767,459)	(697,959)

	$1,341,984	$1,247,973

Depreciation and amortization expense was $69,500 and $25,729 for the three months ended June 30, 2016 and 2015, respectively.

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

The Company’s medical liabilities were as follows:

	Three Months Ended June 30, 2016	Year Ended March 31, 2016
Balance, beginning of period	$2,670,709	$1,260,549
Incurred health care costs:
Current year	2,648,056	7,844,329
Claims paid:
Current year	(994,774)	(6,019,186)
Prior years	(1,634,291)	(1,159,909)
Total claims paid	(2,629,065)	(7,179,095)
Risk pool settlement	-	-
Accrual for net (deficit) surplus from full risk capitation contracts	(177,659)	803,981
Adjustments	-	(759,055)

Balance	$2,512,041	$2,670,709

Deferred Financing Costs

At June 30, 2016 and March 31, 2015, there was $0 and $37,926 of deferred financing costs, respectively.

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

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 7. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

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

The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the notes and lines of credit approximate fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

Warrant liability

In October 2015, the Company issued a warrant in connection with the NMM Series A convertible preferred stock and stock purchase warrant financing (“2015 NMM”) that required liability classification (see Note 7). The fair value of the warrant liability of approximately $2.9 million in October 2015 was estimated at issuance using the Monte Carlo valuation model, using the following inputs: term of 5 years; risk free rate of 1.3%, no dividends, volatility of 63.3%, share price of $6.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued in the NMM financing.

The fair value of the warrant liability of approximately $2.8 million at March 31, 2016 was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.5 years, risk free rate of 1.13%, no dividends, volatility of 65.7%, share price of $5.93 per share based on the trading price of the Company’s common stock adjusted for marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued to NMM in October 2015. The fair value of the warrant liability of approximately $2 million at June 30, 2016 issued to NMM in October 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.3 years, risk free rate of 0.90%, no dividends, volatility of 64.4%, share price of $5 per share based on the trading price of the Company’s common stock adjusted for a marketability discount. The carrying amounts and fair values of the Company's financial instruments are presented below as of:

June 30, 2016

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$1,988,889	$1,998,889

March 31, 2016

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,811,111	$2,811,111

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended June 30, 2016:

		Conversion
	Warrant	Feature
	Liability	Liability	Total

Balance at March 31, 2015	$2,144,496	$442,358	$2,586,854

Loss on change in fair value of warrant and conversion feature liability	164,124	49,594	213,718

Balance at June 30, 2015	$2,308,620	$491,952	$2,800,572

Balance at March 31, 2016	$2,811,111	$-	$2,811,111

Gain on change in fair value of warrant liability	(822,222)	-	(822,222)

Balance at June 30, 2016	$1,988,889	$-	$1,988,889

The gain on change in fair value of the warrant liability of $822,222 for three months ended June 30, 2016 and loss on change in fair value of the warrant liability and conversion feature liability of ($213,718) for the three months ended June 30, 2015, are included in the accompanying condensed consolidated statements of operations. The change in fair value during the three months ended June 30, 2015 is related to a warrant liability and embedded conversion feature in connection with a March 2014 financing transaction with NNA of Nevada, Inc. (“NNA”), the transaction was settled in October, 2015.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended June 30,
	2016	2015
Options	533,500	387,031
Warrants	199,500	19,251
Convertible Notes	-	50,967
	733,000	457,249

New Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance during the three months ended June 30, 2016 and the adoption had no impact on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates retroactive adjustment of an investment upon an investment qualifying for the equity method of accounting and requires the equity method investor to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may materially differ from these estimates under different assumptions or conditions.

3.        Goodwill and Intangible Assets

Goodwill

There was no change in Goodwill in the three months ended June 30, 2016 and March, 31 2016.

Intangible assets, net consisted of the following:

	Weighted	Gross		Net
	Average	June 30,	Accumulated	June 30,
	Life (Yrs)	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000

Amortized Intangible Assets:
Acquired Technology	5	1,312,500	(65,625)	1,246,875
NonCompete	4	117,000	(67,722)	49,278
Network Relationships	5	220,000	(84,333)	135,667
Trade Name	5	191,000	(68,766)	122,234
		$2,544,500	$(286,446)	$2,258,054

	Weighted	Gross		Net
	Average	March 31,	Accumulated	March 31,
	Life (Yrs)	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000
Acquired Technology	5	1,312,500	-	1,312,500

Amortized Intangible Assets:
Exclusivity	4	-	-	-
NonCompete	4	117,000	(58,737)	58,263
Payor Relationships	5	-	-	-
Network Relationships	5	220,000	(73,333)	146,667
Trade Name	5	191,000	(59,217)	131,783
		$2,544,500	$(191,288)	$2,353,212

There was no addition to the intangible assets in the three months ended June 30, 2016. The amortization expense for the three months ended June 30, 2016 and June 30, 2015 was $95,158 and $38,022, respectively.

4.        Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	March 31,
	2016	2016
Accounts payable	$1,730,251	$2,036,615
Physician share of MSSP	62,000	62,000
Accrued compensation	1,940,465	2,156,339
Income taxes payable	260,420	110,653
Accrued interest	-	4,500
Accrued professional fees	261,720	202,200
	$4, 254,856	$4,572,307

5.         Notes and Lines of Credit

Lines of credit consist of the following:

	June 30,	March 31,
	2016	2016

Hendel $100,000 revolving line of credit due to financial institution, bears interest at prime plus 4.5%, or (8%), interest only payable monthly and matures in March 2017	$88,764	$88,764

BAHA $150,000 revolving line of credit due to financial institution, bears interest at prime plus 3.0%, or (6.5%), interest only payable monthly and matures in March 2017	87,500	100,000

	$176,264	$188,764

Other lines of credit

LALC has a line of credit of $230,000 that accrues interest at a rate of 5% per annum. The Company has borrowed zero under this line of credit as of June 30, 2016 and March 31, 2016 and the line is auto-renewed on an annual basis.

Interest expense associated with the notes and lines of credit consisted of the following:

	Three Months Ended June 30,
	2016	2015
Interest expense	$2,659	$215,178
Amortization of loan fees and discount	-	145,224
	$2,659	$360,402

The amount for the three months ended June 30, 2015 includes interest on the debt owed to NNA of approximately $6.5 million that was settled in October of 2015.

6.         Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision (benefit) in accordance with the estimated annual rate, plus the tax effect of certain discrete items that arise during the quarter. As the fiscal year progresses, the Company refines its estimates based on actual events and financial results during the quarter. This process can result in significant changes to the Company’s estimated effective tax rate. When this occurs, the income tax provision (benefit) is adjusted during the quarter in which the estimates are refined so that the year-to-date provision reflects the estimated annual effective tax rate. These changes, along with adjustments to the Company’s deferred taxes and related valuation allowance, may create fluctuations in the overall effective tax rate from quarter to quarter.

Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of June 30, 2016 and March 31, 2016.

The Company’s effective tax rate for the three months ended June 30, 2016 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses and the exclusion of loss entities from our overall estimated annual effective rate calculation under guidance from ASC 740-270-30-26a.

As of June 30, 2016 and March 31, 2016, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2012 onwards. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

7.        Stockholders’ Equity

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

The common stock warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The warrants are not separately transferable from the Preferred Stock. The warrants are subject to redemption in the event the Preferred Stock is redeemed by NMM, as described above. Accordingly, the Company has accounted for such warrants as liabilities and has marked such liability to its fair value at each subsequent reporting period. The Company determined the fair value of the warrant liability to be $2,922,222 at inception which was estimated using the Monte Carlo valuation model (see Note 2) with the value of the Series A being the residual value of $7,077,778.

Without the written consent of NMM, between the Closing Date and the nine-month anniversary of the Closing Date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other Person engaged in the business of being a MSO, ACO or IPA, or enter into any agreement with respect to any of the foregoing.

Preferred Stock – Series B

On March 30, 2016, Company entered into an agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 555,555 units, each Unit consisting of one share of the Company’s Series B Preferred Stock (“Series B”) and a warrant to purchase one share of the Company’s common stock at an exercise price of $10.00 per share. NMM paid the Company an aggregate $4,999,995 for the units. The proceeds were allocated to each Series B share and Series B warrant based upon their relative fair values as each class of securities met the requirements for permanent equity classification. The estimated fair value of the warrant was estimated using a Black-Scholes equity allocation option pricing method. The Company used a comparable company lookback volatility rate of 65.8%, and a risk-free rate of 1.2% - commensurate with the expected term of 5-years. In valuing the Series B warrants, the Company used a comparable company lookback volatility rate of 65.8%, and a risk-free rate of 1.2% - commensurate with the expected term of 5-years.

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

Registration Rights

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

Common Stock Issuance

During the three months ended June 30, 2016, the Company received approximately $132,000 from the exercise of certain warrants at an exercise price of $1.15 per share.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of June 30, 2015, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of June 30, 2016 there were no shares available for future grants under the 2013 Plan.

On December 15, 2015, the Company’s Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder and provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The Company will seek approval of the 2015 Plan from its stockholders at the next meeting of stockholders and must receive such approval prior to December 15, 2016 or the 2015 Plan will be null and void and any grants made under the 2015 Plan will be canceled. As the Company’s board of directors controls approximately 62% of the ownership interest in the Company, stockholder approval of the 2015 Plan is considered perfunctory and accordingly the options were deemed to be granted as of the date of the board approval. As of June 30, 2016, there were approximately 1,126,000 shares available for future grants under the 2015 Plan.

Options

Stock option activity for the three months ended June 30, 2016 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2016	1,064,150	$4.27	7.94	$2.27
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(36,000)	6.49	-	-
Forfeited	-	-	-	-
Balance, June 30, 2016	1,028,150	$4.19	7.06	$2.15
Vested, June 30, 2016	861,202	$3.68	6.78	$2.56

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

The following table summarizes the restricted stock award in the ACO Plan during the three months ended June 30, 2016:

	Shares	Weighted-Average Remaining Vesting Life (Years)	Weighted-Average Per Share Fair Value

Balance, March 31, 2016	3,752,004	-	0.07
Granted	-	-	-
Released	-	-	-

Balance, June 30, 2016	3,752,004	-	$0.07

Vested, end of year	3,752,004	-	$0.07

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of June 30, 2016, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010, 2013 and 2015 Equity Plans was 742,648 and the weighted-average period of years expected to recognize those costs was 2.7 years.

Stock-based compensation expense related to common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2016	2015
Stock-based compensation expense:
Cost of services	$1,227	$1,227
General and administrative	246,490	82,621
	$247,717	$83,848

Warrants

Warrants consisted of the following for the three months ended June 30, 2016:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2016	$3.12	2,091,166
Granted	-	-
Exercised	4.46	(115,000)
Cancelled	-	-
Outstanding at June 30, 2016	$1.79	1,976,166

		Weighted		Weighted
		Average		Average
Exercise Price Per	Warrants	Remaining	Warrants	Exercise Price Per
Share	Outstanding	Contractual Life	Exercisable	Share

$1.15	35,000	0.08	35,000	$1.15
$4.00-$5.00	164,500	1.11	164,500	4.46
$9.00-$10.00	1,776,666	4.30	1,776,666	9.37

$1.15-$10.00	1,976,166	3.96	1,976,166	$8.82

Authorized stock

At June 30, 2016 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding preferred stock, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s stock option plans. The amount of shares of common stock reserved for these purposes is as follows at June 30, 2016:

Common stock issued and outstanding	5,998,518
Warrants outstanding	1,976,166
Stock options outstanding	1,028,150
Preferred stock outstanding	1,666,666
10,669,500

8.         Commitments and Contingencies

Regulatory Matters

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

Legal

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with the Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, MMG and AMH, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services (“JAMS”) in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

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

9. Related Party Transactions

On January 15, 2015, AMM entered into a Consulting and Representation Agreement (the “2015 Augusta Consulting Agreement”) with Flacane Advisors, Inc. (the “Augusta Consultant”), which was effective from January 15, 2015, superseded the prior agreement with the Augusta Consultant, and remained in effect until March 31, 2015 and was in place through December 31, 2015. On January 12, 2016, the Company entered into a new consulting agreement with Mr. Gary Augusta, the President of Flacane Advisors, Inc. and the Company’s Executive Chairman of the Board of Directors (the “2016 Augusta Consulting Agreement”) to replace the substantially similar 2015 Augusta Consulting Agreement that expired by its terms on December 31, 2015. Under the 2016 Augusta Consulting Agreement, the Augusta Consultant is paid $25,000 per month to provide business and strategic services to the Company; and Augusta Consultant is also eligible to receive options to purchase shares of the Company’s common stock as determined by the Company’s Board of Directors. In addition, Mr. Augusta is subject to a Directors Agreement with the Company dated March 7, 2012. During the years ended March 31, 2016 and 2015, the Company incurred approximately $770,000 and $65,000, respectively, of an aggregate of consulting expense and reimbursement of out of pocket expenses in connection with the 2015 Augusta Consulting Agreement and 2016 Augusta Consulting Agreement. The Company owed the Augusta Consultant approximately $0 and $9,500, at June 30, 2016 and March 31, 2016, respectively.

As of June 30, 2016 and March 31, 2016, accounts payable in the condensed consolidated balance sheets include $0 and $104,500, respectively, for principal and accrued interest owed to a 9% note holder who is also a shareholder of the Company.

In September 2015, the Company entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and is due on or before September 2017. At June 30, 2016 and March 31, 2016, the balance of the note was approximately $150,000 and $150,000, respectively, and is included in other receivables in the accompanying condensed consolidated balance sheets.

In September 2015, the Company entered into a note receivable with Dr. Liviu Chindris, a minority owner in APS, in the amount of approximately $105,000. The note accrues interest at 3% per annum and is due on or before September 2017. At June 30, 2016 and March 31, 2016, the balance of the note was approximately $105,000 and $105,000, respectively, and is included in other receivables in the accompanying condensed consolidated balance sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended March 31, 2016, filed with the SEC on June 29, 2016.

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

We operate in one reportable segment, the healthcare delivery segment, and implement and operate innovative health care models to create a patient-centered, physician-centric experience. Accordingly, we report our consolidated financial statements in the aggregate, including all of our activities in one reportable segment. We have the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An ACO, which focuses on the provision of high-quality and cost-efficient care to Medicare FFS patients;

•	MMG, which contracts with physicians and provides care to Medicare, Medicaid, commercial and dual eligible patients on both fee-for-service and risk and value based fee bases;

•	Clinics, which provide primary care and specialty care in the Greater Los Angeles area;

•	Palliative care, home health and hospice services, which include, our at-home, pain management and final stages of life services; and

•	Cloud and mobile-based population and patient technology platform.

Our revenue streams are diversified among our various operations and contract types, and include:

•	Traditional fee-for-service reimbursement, which is the primary revenue source for our clinics and palliative care; and

•	Risk and value-based contracts with health plans, IPAs, hospitals and the CMS’s MSSP, which are the primary revenue sources for our hospitalists, ACO and IPAs.

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

The initial business owned by ApolloMed is AMH, a hospitalist company, incorporated in California in June, 2001 and began operations at Glendale Memorial Hospital. Through a reverse merger, ApolloMed became a publicly held company in June 2008. ApolloMed was initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy in a competitive market by providing high-quality care and innovative solutions for our hospital and managed care clients. In 2012, we formed an ACO, ApolloMed ACO, and an IPA, MMG, and in 2013 we expanded our service offering to include integrated inpatient and outpatient. In 2014, we added several complementary operations by acquiring an IPA, outpatient primary care and specialty clinics, as well as hospice/palliative care and home health entities. In January 2016, the Company formed ApolloCare which acquired certain technology and other assets of Healarium, Inc., which provides the Company with cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

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

Recent Developments

During the three-month period ended June 30, 2016, in furtherance of the development of our business, we entered into two new management service agreements and three hospitalist service agreements.

Results of Operations

The following sets forth selected data from our results of operations for the periods presented:

	Three Months Ended June 30,
	2016		2015

Net revenues	$12,371,673	100%	$10,204,125	100%

Costs and expenses
Cost of services	10,133,005	82%	7,567,868	74%
General and administrative	3,836,475	31%	4,237,203	42%
Depreciation and amortization	164,658	1%	63,751	1%

Total costs and expenses	14,134,138	114%	11,868,822	116%

Loss from operations	(1,762,465)	-14%	(1,664,697)	-16%

Other (expense) income
Interest expense	(2,659)	0%	(360,402)	-4%
Gain (loss) on change in fair value of warrant and conversion feature liabilities	822,222	7%	(213,718)	-2%
Other income	1,971	0%	101,004	1%

Total other income (expense), net	821,534	7%	(473,116)	-5%

Loss before (benefit) provision for income taxes	(940,931)	-8%	(2,137,813)	-21%

(Benefit) provision for income tax	(41,553)	0%	92,691	1%

Net loss	(899,378)	-7%	(2,230,504)	-22%

Net income attributable to noncontrolling interest	(415,879)	-3%	(251,862)	-2%

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,315,257)	-11%	$(2,482,365)	-24%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net revenues

Net revenues for the three months ended June 30, 2016 increased by approximately $2.2 million, or 21%, as compared to the same period of 2015. The increase in revenue was primarily due to an increase of approximately $1.0 million in MMG revenue due to an increase in patient lives. New hospital contracts resulted in to an increase in revenue for BAHA and AMH by $0.9 million and $0.7 million respectively, while Home Health and LALC revenue declined $0.3 million and $0.1 million respectively due to decline in patient lives and visits.

Cost of services

Cost of services for the three months ended June 30, 2016 increased by approximately $2.6 million, or 34%, as compared to the same period of 2015. Cost of services increase was primarily related to approximately $1.2 million in MMG increase in claims costs due to increase patient lives and approximately $0.3 million for retroactive true-up in pharmacy claims cost of LA Care patients. AMH and BAHA Cost of services increased approximately $0.8 million and $0.5 million due to the incremental costs associated with new hospital contracts. These amounts were offset by $ 0.2 million decrease in costs related to ACC which was discontinued in the year ended March 31, 2016.

General and administrative

General and administrative costs for the three months ended June 30, 2016 decreased by approximately $0.4 million, or 9%, as compared to the same period of 2015. Approximately $0.2 million of the decrease in BCHC from cost management initiatives, $0.1 million decrease was in HCHHA for marketing expenses and $0.1 million for MMG related to reduction of overhead expense.

Depreciation and amortization

Depreciation and amortization increased by approximately $0.1 million, or 158%, as compared to the same period of 2015. The increase is primarily related to the amortization of technology acquired by ApolloCare, which was put in use in April, 2016.

Interest expense

Interest expense decreased by approximately $0.4 million, or 99%, as compared to the same period of 2015. The decrease in interest expense is due to our paying off approximately $6.5 million in debt owed to NNA in October, 2015, during the fiscal year 2016.

Gain on change in fair value of warrant and conversion feature liabilities

There was a gain on the change in fair value of the warrant liability of $0.8 million as compared to a loss on the change in fair value of the warrant liability and conversion feature of approximately $0.2 million, a difference of $1 million, or 485%, as compared to the same period of 2015. This increase resulted from the change in the fair value measurement of the Company’s warrants issued to NMM in October 2015, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing.

Other

Other income decreased by approximately $0.1 million, or 98%, as compared to the same period of 2015 primarily due to the $96,000 Affordable Care Act incentive received by AKM during the three months ended June 30, 2015.

Income tax provision

Income tax provision decreased approximately $0.1 million, or 145%, as compared to the same period of 2015, resulting in a net tax benefit. The benefit is driven by the projected effective tax rate of the entities for the year ending March 31, 2017 and the difference in the Net Income for the quarters ended June 30, 2015 and June 30, 2016.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests increased approximately $0.2 million, or 65%, as compared to the same period of 2015.

Liquidity and Capital Resources

We have a history of operating losses. We had net loss of approximately $0.9 million and approximately $2.2 million for the three months ended June 30, 2016 and 2015, respectively. We had negative cash flow from operations of approximately $2.3 million and approximately $0.5 million for the three months ended June 30, 2016 and 2015, respectively. Cash flows used in investing activities were approximately $0.2 and $0.0 million for the three months ended June 30, 2016 and 2015, respectively. Cash flows used in financing activities were approximately $0.3 million and approximately $0.6 for the three months ended June 30, 2016 and 2015. We expect to have positive cash flow from operations for our 2017 fiscal year.

As of June 30, 2016 we have an accumulated deficit of approximately $30 million. At June 30, 2016, we had cash equivalents of approximately $6.5 million compared to cash and cash equivalents of approximately $9.3 million at March 31, 2016. At June 30, 2016, we had net borrowings totaling approximately $0.2 million compared to net borrowings at March 31, 2016 of approximately $0.2 million and availability under lines of credit of approximately $0.5 million.

To date, we have funded our operations from a combination of internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities. We expect to continue to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, cash flows from operations, available borrowings under our lines of credit and, if available, additional financings of equity and/or debt. Management believes that the Company has sufficient liquidity to meet its obligation for at least the next twelve months through September 30, 2017.

For the three months ended June 30, 2016, cash used in operating activities was approximately $2.3 million. This was the result of net loss of $0.9 million plus the negative change in working capital of $1.2 million and the add-backs of non-cash expenses of $0.2 million. Non-cash expenses primarily include provision for doubtful accounts, depreciation and amortization expense, stock-based compensation expense, amortization of deferred financing costs and the change in the fair value of the warrant and conversion feature liabilities. Cash provided by changes in working capital was primarily due to the $0.8 million increase in accounts receivable, decrease of $0.2 million in medical liabilities, $0.2 increase in prepaid expenses and advances, $0.3 decrease in accounts payable and accrued liabilities off-set by the $0.3 million decrease in other receivables.

For the three months ended June 30, 2016, cash used in investing activities was approximately $0.2 million and was the result of cash used for the purchase of fixed assets.

For the three months ended June 30, 2016, net cash used by financing activities was $0.3 million which includes $0.4 million distribution to a non-controlling interest shareholder and $0.1 million proceeds from the exercise of warrants.

MMG

The DMHC oversees the performance of RBO in California. RBO is measured for TNE, Working Capital, Cash to Claims ratio and Claims Timeliness. MMG is an RBO in California and is required to maintain positive TNE. In the fourth quarter of the year ended March 31, 2016, MMG reported negative TNE. MMG submitted a corrective action plan with DMHC. MMG has up to one year to cure the deficiency. Based on our current projections, we believe that MMG will achieve positive TNE by the third quarter of the fiscal year ended March 31, 2017.

Lines of credit

Hendel has a $100,000 revolving line of credit with MUFG Union Bank, N.A., of which $88,764 was outstanding at June 30, 2016 and March 31, 2016. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 4.50% (8.00% per annum at June 30, 2016 and March 31, 2016), interest only is payable monthly, and the line of credit matures March 31, 2017. The line of credit is unsecured.

LALC has a line of credit of $230,000 with JPMorgan Chase Bank, N.A. Borrowing under the line of credit bears interest at a rate of 5% and is auto renewed on an annual basis. We have not borrowed any amount under this line of credit as of March 31, 2016 and 2015. The line of credit is unsecured.

BAHA has a line of credit of $150,000 with First Republic Bank. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 3.0% (6.5% per annum at June 30, 2016 and March 31, 2016). We have a balance of $87,500 and $100,000 as of June 30, 2016 and March 31, 2016, respectively. The line of credit is unsecured.

Concentration of Payors

Receivables from (Governmental - Medicare/Medi-Cal) amounted to 33.4% and 39.3% of total accounts receivable as of June 30, 2016 and March 31, 2016, respectively. Receivables from Allied Physicians amounted to 21.3% and 15.8% of accounts receivable as of June 30, 2016 and March 31, 2016, respectively. The Company anticipates that Medicare/MediCal and Allied Physicians will continue to be a significant payor.

Intercompany Loans

Each of AMH, ACC, MMG, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the Management Agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the Management Agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. The following tables summarize the various intercompany loan agreements for the three months ended June 30, 2016 and for the year ended March 31, 2016.

				Three Months Ended June 30, 2016
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$2,447,498	$2,331,386	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,277,843	1,267,843	10,000	-
MMG	2,000,000	1-Feb-18	10%	1,907,270	1,849,211	-	-
AKM	5,000,000	30-May-19	10%	-	-	-	-
SCHC	5,000,000	21-Jul-19	10%	2,867,796	2,864,848	-	-
Total	$23,000,000			$8,500,406	$8,313,288	$10,000	$-

				Year Ended March 31, 2016
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$2,240,452	$2,179,721	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,318,874	1,277,843	-	-
MMG	2,000,000	1-Fed-18	10%	1,586,123	1,586,123	-	-
AKM	5,000,000	30-May-19	10%	146,280	-	146,280	-
SCHC	5,000,000	21-Jul-19	10%	3,231,880	2,852,510	56,287	-
Total	$23,000,000			$8,523,609	$7,896,197	$202,567	$-

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted this guidance during the three months ended June 30, 2016 and the adoption had no impact on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates retroactive adjustment of an investment upon an investment qualifying for the equity method of accounting and requires the equity method investor to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of June 30, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

Based on the foregoing material weaknesses, we have determined that, as of June 30, 2016, our internal controls over our financial reporting are not effective. We are continuing to review and consider what remediation steps need to be taken to address each material weakness but we have not yet introduced a comprehensive remediation program to address these weaknesses. However, we continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2014, Lakeside Medical Group, Inc. and Regal Medical Group, Inc., two independent physician associations who compete with the Company in the greater Los Angeles area, filed an action against the Company and two affiliates of the Company, MMG and AMH, in Los Angeles County Superior Court. The complaint alleged that the Company and its two affiliates made misrepresentations and engaged in other acts in order to improperly solicit physicians and patient-enrollees from Plaintiffs. The Complaint sought compensatory and punitive damages. On June 30, 2014, the Company and its affiliates filed a motion requesting the Court to stay the court proceeding and order the parties to arbitrate this dispute subject to existing arbitration agreements. On August 11, 2014, the Plaintiffs filed a request for dismissal without prejudice of the action. On August 12, 2014, the Plaintiffs served the Company and its affiliates with Demands for Arbitration before Judicial Arbitration Mediation Services (“JAMS”) in Los Angeles. The Company is currently examining the merits of the claims to be arbitrated, and it is too early to state whether the likelihood of an unfavorable outcome is probable or remote, or to estimate the potential loss if the outcome should be negative. The Company is aware that punitive damages previously sought in the court proceeding are not available in arbitration. The Company and its affiliates are preparing a defense to the allegations and the Company intends to vigorously defend the action.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 15, 2016	By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)