Form 10-Q
period 2016-09-30
Apollo Medical Holdings, Inc.
filed 2016-11-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 5,956,877 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital;

•	our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D.

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few larger payors;

•	whether or not we receive an “all or nothing” annual payment from the Centers for Medicare & Medicaid Services (“CMS”) in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	changes in Federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy in locating and acquiring new businesses, and the integration of any acquired businesses with our existing operations;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	The impact of intense competition in the healthcare industry;

•	Changing rules and regulations regarding reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue;

•	Changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	Industry-wide market factors, laws, regulations and other developments affecting our industry in general and our operations in particular;

•	General economic uncertainty;

•	The impact of any potential future impairment of our assets;

•	Risks related to changes in accounting interpretations;

•	The impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new -federal healthcare laws, including the Patient Protection and Affordable Care Act (the “ACA”), the rules and regulations promulgated thereunder and any executive action with respect thereto; and

•	Ability to raise additional capital or borrow funds if our liquidity situation requires us to do so.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2016.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2016	2016

ASSETS
Cash and cash equivalents	$3,793,502	$9,270,010
Accounts receivable, net of allowance for doubtful accounts of $671,000 and $601,000 at September 30, 2016 and March 31, 2016, respectively	4,578,114	3,392,941
Other receivables	290,941	581,213
Due from affiliates	20,052	20,505
Prepaid expenses and other current assets	430,278	293,828
Total current assets	9,112,887	13,558,497

Deferred financing costs	-	37,926
Property and equipment, net	1,302,667	1,247,973
Restricted cash	530,000	530,000
Intangible assets, net	2,162,895	2,353,212
Goodwill	1,622,483	1,622,483
Other assets	221,979	216,442
TOTAL ASSETS	$14,952,911	$19,566,533

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued liabilities	$4,544,711	$4,572,307
Medical liabilities	2,069,392	2,670,709
Lines of credit	201,264	188,764
Total current liabilities	6,815,367	7,431,780

Warrant liability	1,477,778	2,811,111
Deferred rent liability	819,375	728,877
Deferred tax liability	43,479	43,479
Total liabilities	9,155,999	11,015,247

COMMITMENTS AND CONTINGENCIES
MEZZANINE EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B);
1,111,111 issued and outstanding
Liquidation preference of $9,999,999	$7,077,778	$7,077,778

STOCKHOLDERS' (DEFICIT) EQUITY
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A);
555,555 issued and outstanding
Liquidation preference of $4,999,995	3,884,745	3,884,745
Common Stock, par value $0.001; 100,000,000 shares authorized, 6,033,518 and 5,876,852 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	6,033	5,876
Additional paid-in-capital	24,190,118	23,524,517
Accumulated deficit	(31,358,231)	(28,684,565)
Stockholders' deficit attributable to Apollo Medical Holdings, Inc.	(3,277,335)	(1,269,427)
Non-controlling interest	1,996,469	2,742,935
Total stockholders' (deficit) equity	(1,280,866)	1,473,508

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$14,952,911	$19,566,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net revenues	$14,622,656	$11,369,607	$26,994,329	$21,573,734

Costs and expenses
Cost of services	12,171,183	8,264,189	22,304,188	15,832,057
General and administrative	4,455,329	3,440,641	8,291,804	7,677,846
Depreciation and amortization	170,555	77,684	335,213	141,435

Total costs and expenses	16,797,067	11,782,514	30,931,205	23,651,338

Loss from operations	(2,174,411)	(412,907)	(3,936,876)	(2,077,604)

Other (expense) income
Interest expense	(3,054)	(68,818)	(5,713)	(429,220)
Gain (loss) on change in fair value of warrant and conversion feature liabilities	511,111	96,852	1,333,333	(116,866)
Other income (expense)	10,560	(95,092)	12,531	5,912

Total other income (expense), net	518,617	(67,058)	1,340,151	(540,174)

Loss before benefit from income taxes	(1,655,794)	(479,965)	(2,596,725)	(2,617,778)

Benefit from income taxes	(185,040)	(186,138)	(226,593)	(93,447)

Net loss	$(1,470,754)	$(293,827)	$(2,370,132)	$(2,524,331)

Net (income) loss attributable to noncontrolling interest	112,345	(237,539)	(303,534)	(489,401)

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,358,409)	$(531,366)	$(2,673,666)	$(3,013,732)

Net loss per share:
Basic and diluted	$(0.23)	$(0.11)	$(0.45)	$(0.62)

Weighted average number of shares of common stock outstanding:
Basic and diluted	6,024,605	4,863,389	5,970,015	4,863,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,370,132)	$(2,524,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts, net of recoveries	69,633	-
Loss on disposal of property and equipment	6,185	-
Depreciation and amortization expense	335,213	141,435
Deferred income tax	-	6,129
Stock-based compensation expense	493,758	152,733
Amortization of deferred financing costs	37,926	46,745
Amortization of debt discount	-	(47,875)
Change in fair value of warrant and conversion feature liabilities	(1,333,333)	116,866
Changes in assets and liabilities:
Accounts receivable	(1,254,806)	(214,131)
Other receivables	290,272	(80,776)
Due from affiliates	453	16,345
Prepaid expenses and other current assets	(136,450)	(131,091)
Deferred financing costs	-	513,646
Other assets	(5,537)	6,570
Accounts payable and accrued liabilities	(27,596)	1,592,267
Deferred rent liability	90,498	-
Medical liabilities	(601,317)	76,638
Net cash used in operating activities	(4,405,233)	(328,830)

Cash flows from investing activities:
Property and equipment acquired	(205,775)	(42,572)
Net cash used in investing activities	(205,775)	(42,572)

Cash flows from financing activities:
Proceeds from lines of credit	75,000	-
Principal payments on lines of credit	(62,500)	-
Principal payments on note payable	-	(122,500)
Distributions to non-controlling interest shareholder	(1,050,000)	(595,418)
Proceeds from the exercise of warrants	172,000	-
Net cash used in financing activities	(865,500)	(717,918)

Net decrease in cash and cash equivalents	(5,476,508)	(1,089,320)

Cash and cash equivalents, beginning of period	9,270,010	5,014,242

Cash and cash equivalents, end of period	$3,793,502	$3,924,922

Supplementary disclosures of cash flow information:

Interest paid	$10,199	$380,748
Income taxes paid	$16,400	$32,197

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

In January 2016, the Company formed ApolloCare Connect which acquired certain technology and other assets of Healarium, Inc., which provides the Company with a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and settlement of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of approximately $2.4 million and used approximately $4.4 million in cash from operating activities during the six months ended September 30, 2016, and, as of September 30, 2016 has an accumulated deficit and a total stockholders’ deficit of approximately $31.4 million and $1.3 million, respectively.

The primary source of liquidity as of September 30, 2016 is cash and cash equivalents of approximately $3.8 million.

The Company is currently exploring sources of additional funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its securities. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. The Company’s sources of revenues are insufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available and on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

2.        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at March 31, 2016, has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements as of September 30, 2016 and 2015 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 29, 2016. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made in the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and all its wholly and majority owned subsidiaries as well as all variable interest entities where it is the primary beneficiary. All intercompany balances and transactions have been eliminated.

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

Fee-for-service revenue

Fee-for-service revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians. Under the fee-for-service arrangements, the Company bills patients for services provided and receives payment from patients or their third-party payors. Fee-for-service revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the consolidated financial statements. Fee-for-service revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at September 30, 2016 and March 31, 2016 (see "Medical Liabilities" in this Note 2, below).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may materially differ from these estimates under different assumptions or conditions.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consists of amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, insurance companies, and amounts due from hospitals and patients. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company maintains reserves for potential credit losses on accounts receivable. The Company reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	Three Months Ended September 30,			Six Months Ended September 30,
	2016		2015	2016	2015
Governmental - Medicare/Medi-Cal	21.9%		32.7%	22.6%	33.8%
L.A Care	*	%	16.0%	11.9%	14.6%
Allied Physicians	*	%	* %	11.3%	* %
Health Net	*	%	11.3%	* %	12.4%

* Represents less than 10%

Receivables from major payors amounted to the following percentage of total accounts receivable:

	September 30, 2016		March 31, 2016
Governmental - Medicare/Medi-Cal	29.0%		39.3%
Allied Physicians	*	%	15.8%

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. Approximately $3.4 million and $8.8 million was in excess of the FDIC limits as of September 30, 2016 and March 31, 2016 respectively.

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

The Company’s medical liabilities were as follows:

	Six Months Ended September 30, 2016	Year Ended March 31, 2016
Balance, beginning of period	$2,670,709	$1,260,549
Incurred health care costs:
Current year	5,101,466	7,844,329
Claims paid:
Current year	(3,277,456)	(6,019,186)
Prior years	(1,742,593)	(1,159,909)
Total claims paid	(5,020,049)	(7,179,095)
Risk pool settlement	-	-
Accrual for net (deficit) surplus from full risk capitation contracts	(682,734)	803,981
Adjustments	-	(59,055)

Balance	$2,069,392	$2,670,709

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 6. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

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

Level one - Quoted market prices in active markets for identical assets or liabilities;

Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying amount reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the lines of credit approximate fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

Warrant liability

In October 2015, the Company issued a warrant in connection with the Network Medical Management (“NMM”) Series A convertible preferred stock and stock purchase warrant financing that required liability classification. The fair value of the warrant liability of approximately $1.5 million at September 30, 2016 issued to NMM in October 2015 was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.04 years, risk free rate of 0.99%, no dividends, volatility of 61.7%, share price of $4.50 per share based on the trading price of the Company’s common stock adjusted for a marketability discount. The fair value of the warrant liability of approximately $2.8 million at March 31, 2016 was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.5 years, risk free rate of 1.13%, no dividends, volatility of 65.7%, share price of $5.93 per share based on the trading price of the Company’s common stock adjusted for marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued to NMM in October 2015.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

September 30, 2016

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$1,477,778	$1,477,778

March 31, 2016

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,811,111	$2,811,111

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three and six months ended September 30, 2015 and 2016:

	Three Months Ended September 30, 2016			Six Months Ended September 30, 2016
	Warrant Liability	Conversion Feature Liability	Total	Warrant Liability	Conversion Feature Liability	Total

Balance, beginning of period	$1,988,889	$-	$1,988,889	$2,811,111	$-	$2,811,111
Loss (gain) on change in fair value of warrant and conversion feature liability	(511,111)	-	(511,111)	(1,333,333)	-	(1,333,333)
Balance, as adjusted, end of period	$1,477,778	$-	$1,477,778	$1,477,778	$-	$1,477,778

	Three Months Ended September 30, 2015			Six Months Ended September 30, 2015
	Warrant Liability	Conversion Feature Liability	Total	Warrant Liability	Conversion Feature Liability	Total

Balance, beginning of period	$2,308,620	$491,952	$2,800,572	$2,144,496	$442,358	$2,586,854
Loss (gain) on change in fair value of warrant and conversion feature liability	6,950	(103,802)	(96,852)	171,074	(54,208)	116,866
Warrant out of period correction, as adjusted	(999,724)	-	(999,724)	(999,724)	-	(999,724)
Balance, as adjusted, end of period	$1,315,846	$388,150	$1,703,996	$1,315,846	$388,150	$1,703,996

The gain on change in fair value of the warrant liability of $511,111 and $1,333,333 for the three and six months ended September 30, 2016 and gain (loss) on change in fair value of the warrant liability and conversion feature liability of $96,852 and $(116,866) for the three and six months ended September 30, 2015, are included in the accompanying condensed consolidated statements of operations. The change in fair value during the six months ended September 30, 2015 relates to a warrant liability and embedded conversion feature resulting from a 2014 financing transaction with NNA of Nevada, Inc. (“NNA”) which was settled in October 2015.

During the quarter ended September 30, 2015, following a review of the terms of certain derivative instruments entered into with NNA on March 28, 2014, management determined that a warrant liability was incorrectly valued which resulted in certain amounts being incorrectly stated in prior periods. Based on an analysis of the resulting adjustments, management determined that the prior consolidated financial statements were not considered to be materially misstated. Accordingly, the Company recorded an out of period correction during the quarter ended September 30, 2015 which included an adjustment of $999,724 to properly record the valuation of its warrant liability.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Options	487,500	-	527,500	-
Warrants	104,500	-	114,500	-
Convertible Notes	1,666,666	-	1,666,666	-
	2,258,666	-	2,308,666	-

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

On August 2014, FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not intend to early adopt and do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

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

•       ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12") in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the measurement and presentation as well as to include some practical expedients and policy elections.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties that are under Common Control ("ASU 2016-17"). ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interest in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 will become effective for the Company beginning interim period April 1, 2017. Early adoption is permitted, including adoption in an interim period. During the period ended September 30, 2016, the Company retrospectively adopted ASU 2016-17 and such adoption did not have an impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on our condensed consolidated financial statements.

3.        Goodwill and Intangible Assets

Goodwill

There was no change in Goodwill in the three and six months ended September 30, 2016 and March, 31 2016.

Intangible assets, net consisted of the following:

	Weighted	Gross		Net
	Average	September 30,	Accumulated	September 30,
	Life (Yrs)	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000

Amortized Intangible Assets:
Acquired Technology	5	1,312,500	(131,250)	1,181,250
NonCompete	4	117,000	(76,705)	40,295
Network Relationships	5	220,000	(95,333)	124,667
Trade Name	5	191,000	(78,317)	112,683
		$2,544,500	$(381,605)	$2,162,895

	Weighted	Gross		Net
	Average	March 31,	Accumulated	March 31,
	Life (Yrs)	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000
Acquired Technology	5	1,312,500	-	1,312,500

Amortized Intangible Assets:
Exclusivity	4	-	-	-
Non-Compete	4	117,000	(58,737)	58,263
Payor Relationships	5	-	-	-
Network Relationships	5	220,000	(73,333)	146,667
Trade Name	5	191,000	(59,218)	131,782
		$2,544,500	$(191,288)	$2,353,212

There were no additions to the intangible assets in the three and six months ended September 30, 2016. The amortization expense for the three and six months ended September 30, 2016 and 2015 was approximately $95,000 and $190,000, $47,000 and $94,000 respectively. The following table summarizes the approximate expected future amortization expense as of September 30, 2016 for definite-lived intangible assets:

2017 (remaining 6 months)	$191,000
2018	360,000
2019	349,000
2020	297,000
2021	262,000

$1,459,000

4.        Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	March 31,
	2016	2016
Accounts payable	$1,021,641	$2,036,615
Physician share of MSSP	-	62,000
Accrued compensation	3,204,657	2,156,339
Income taxes payable	72,754	110,653
Accrued interest	-	4,500
Accrued professional fees	245,659	202,200
	$4,544,711	$4,572,307

5.         Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in FASB ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2016 and March 31, 2016.

The Company’s effective tax rate for the three and six months ended September 30, 2016 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses, prior year tax liability differences and the exclusion of loss entities from our overall estimated annual effective rate calculation under guidance from ASC 740-270-30-26a.

As of September 30, 2016 and March 31, 2016, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2012 onwards. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

6.        Stockholders’ Equity

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

The Company did not attain the $60,000,000 net revenues milestone noted above for the four quarters ended September 30, 2016. Accordingly, the Series A are currently subject to redemption for $10,000,000. However, as of the date of this filing, no such redemption notice has been received by the Company.

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

Common Stock Issuance

During the six months ended September 30, 2016, the Company issued 150,000 shares of common stock and received approximately $172,000 from the exercise of certain warrants at an exercise price of $1.1485 per share.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of September 30, 2016, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of September 30, 2016 there were no shares available for future grants under the 2013 Plan.

On December 15, 2015, the Company’s Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Plan and 2013 Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was subject to approval by the Company’s stockholders, which approval was obtained at the 2016 Annual Meeting of Stockholders that was held on September 14, 2016. As of September 30, 2016, there were approximately 1,126,000 shares available for future grants under the 2015 Plan.

Options

Stock option activity for the six months ended September 30, 2016 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2016	1,064,150	$4.27	7.94	$2.27
Granted	1,200	6.00	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(39,694)	6.43	-	-
Forfeited	-	-	-	-
Balance, September 30, 2016	1,025,656	$4.21	6.83	$1.94
Vested, September 30, 2016	910,047	$3.84	6.62	$2.19

As of September 30, 2016, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010, 2013 and 2015 Equity Plans was $499,439 and the weighted-average period of years expected to recognize those costs was 2.42 years.

Stock-based compensation expense related to common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense:
Cost of services	$1,227	$1,227	$2,454	$2,454
General and administrative	244,814	67,659	491,304	150,279
	$246,041	$68,886	$493,758	$152,733

Warrants

Warrants consisted of the following for the six months ended September 30, 2016:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2016	$3.12	2,091,166
Granted	-	-
Exercised	3.11	(150,000)
Cancelled	-	(50,000)
Outstanding at September 30, 2016	$0.11	1,891,166

		Weighted		Weighted
		Average		Average
Exercise Price Per	Warrants	Remaining	Warrants	Exercise Price Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.00-$5.00	114,500	1.31	114,500	$4.45
$9.00-$10.00	1,776,666	4.04	1,776,666	9.37

$4.00-$10.00	1,891,166	3.88	1,891,166	$9.07

Authorized stock

At September 30, 2016 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding preferred stock, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s stock option plans. The amount of shares of common stock reserved for these purposes is as follows at September 30, 2016:

Common stock issued and outstanding	6,033,518
Warrants outstanding	1,891,166
Stock options outstanding	1,025,656
Preferred stock outstanding	1,666,666
10,617,006

7.         Commitments and Contingencies

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

Subsequent to September 30, 2016, the parties resolved the matter in a written settlement agreement without an adjudication or admission of liability by any of the parties.

8.         Related Party Transactions

On January 12, 2016, the Company entered into a consulting agreement with Mr. Gary Augusta, the President of Flacane Advisors, Inc. (“Flacane”) and the Company’s Executive Chairman of the Board of Directors (the “2016 Augusta Consulting Agreement”), to replace a substantially similar agreement between the Company and Flacane that expired by its terms on December 31, 2015. Under the 2016 Augusta Consulting Agreement, the Augusta Consultant is paid $25,000 per month to provide business and strategic services to the Company; and Augusta Consultant is also eligible to receive options to purchase shares of the Company’s common stock as determined by the Company’s Board of Directors. In addition, Mr. Augusta is subject to a Directors Agreement with the Company dated March 7, 2012. The Company owed the Augusta Consultant approximately $5,006 and $9,500, at September 30, 2016 and March 31, 2016, respectively.

As of September 30, 2016 and March 31, 2016, accounts payable in the condensed consolidated balance sheets include $0 and $104,500, respectively, for principal and accrued interest owed to a 9% note holder who is also a shareholder of the Company.

In September 2015, the Company was issued a promissory note by Rob Mikitarian, a minority owner in APS, in the principal amount of approximately $150,000. The note accrues interest at 3% per annum and is due on or before September 2017. At September 30, 2016 and March 31, 2016, the outstanding balance of the note was approximately $150,000, and is included in other receivables in the accompanying condensed consolidated balance sheets.

In September 2015, the Company was issued a promissory note by Dr. Liviu Chindris, a minority owner in APS, in the principal amount of approximately $105,000. The note accrues interest at 3% per annum and is due on or before September 2017. At September 30, 2016 and March 31, 2016, the outstanding balance of the note was approximately $105,000, and is included in other receivables in the accompanying condensed consolidated balance sheets.

9.         Subsequent Events

As previously reported in a Current Report on Form 8-K filed by us on November 10, 2016, BAHA Acquisition, a Medical Corporation, a California professional corporation (“Acquisition”), an affiliate of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated as of November 4, 2016 with BAHA and Scott Enderby, D.O. (“Enderby”), pursuant to which Enderby sold to Acquisition, and Acquisition purchased from Enderby, 100% of the issued and outstanding stock of BAHA (the “BAHA Stock”), of which Enderby was the sole holder beneficially and of record (the “Transaction”). Warren Hosseinion, M.D., our Chief Executive Officer, is the sole stockholder of Acquisition, as nominee for our wholly-owned subsidiary, Apollo Medical Management, Inc.

As provided for in the Stock Purchase Agreement, the purchase price for the BAHA Stock consists of (i) a payment of $25,000 (the “Initial Payment”) at the closing (the “Closing”) of the Transaction, which also took place on November 4, 2016 (the “Closing Date”); (ii) a contingent payment in the aggregate amount of $100,000 to be paid over a period of 18 months following the Closing (the “Contingent Payment”); and (iii) a warrant to purchase 24,000 shares of our common stock (the “Warrant”) issued to Enderby. We have informally agreed with Enderby to defer the Initial Payment from the Closing until after the delivery of the closing statement calculating Actual Net Working Capital, as described in the following paragraph.

No later than 30 days following the Closing Date, Acquisition shall prepare and deliver to Enderby a written statement of the net working capital of BAHA as of the Closing Date. If the Actual Net Working Capital (as defined in the Stock Purchase Agreement) as of the Closing Date is less than $300,000 (the “Target Amount”), then Enderby shall, within five business days of the date of final determination of the Actual Net Working Capital as of the Closing Date, pay to Acquisition the amount equal to the absolute value of the difference between the Target Amount and the Actual Net Working Capital as of the Closing Date, together with interest on the amount of such difference calculated at the rate of four percent (4%) per annum from the Closing Date to the date of payment.

The Contingent Payment of up to an aggregate $100,000 will be made to Enderby in connection with personal services to be performed by him pursuant to an employment agreement entered into in connection with the Closing of the Transaction (the “Enderby Employment Agreement”) as follows: (i) $25,000 on the six-month anniversary of the Closing, an additional $50,000 on the first-year anniversary of the Closing and a final $25,000 on the 18-month anniversary of the Closing, if as of each such date, BAHA’s revenue is greater than $6,000,000.

As further inducement for Acquisition to enter into the Stock Purchase Agreement, BAHA and Enderby entered into a non-competition agreement dated as of November 4, 2016, pursuant to which Enderby has agreed, without the written permission of BAHA, within a radius of 50 miles from BAHA’s offices in San Francisco and for a period of three years from the Closing Date, not to compete with BAHA; hire or induce another person to hire any BAHA employee or independent contractor; or solicit any business, customers, clients or contractors of BAHA.

As part of the Transaction, BAHA and Enderby entered into the Enderby Employment Agreement, pursuant to which Enderby has been hired to serve as Chief Executive Officer of BAHA. Enderby will serve in that capacity for an initial term of two years, automatically extended for additional one-year terms, unless not less than 60 days prior to each such renewal date, either party shall have given written notice to the other that the Enderby Employment Agreement will not be renewed. Enderby shall be paid a base salary of $400,000 per year and shall be entitled to participate in any incentive compensation plans and/or equity compensation plans as are now available or may become available to other similarly positioned employees.

The Enderby Employment Agreement shall be terminated upon Enderby’s death and may be terminated on Enderby’s Disability (as that term is defined in the Enderby Employment Agreement), by BAHA with or without Cause (as that term is defined in the Enderby Employment Agreement) or by Enderby with or without Good Reason (as that term is defined in the Enderby Employment Agreement).

If Enderby’s employment is terminated for any reason during the term of the Enderby Employment Agreement, or if the Enderby Employment Agreement is not renewed, Enderby shall be entitled to be paid any earned but unpaid base salary through the date of termination, unpaid expense reimbursements and accrued but unused paid time off. Additionally, in the event of termination by BAHA without Cause or termination by Enderby for Good Reason, and if, but only if, Enderby signs a general release of claims in a form and manner satisfactory to BAHA, Enderby shall also be entitled to receive a severance payment in an amount equal to (i) four weeks of his most recent base salary for every full year of his active employment, but such amount shall be no less than one month’s worth nor more than six months’ worth of his most recent base salary; plus (ii) the premium amounts paid for coverage under BAHA’s group medical, dental and vision programs for a period of twelve months, to be paid directly to Enderby at the same times such payments would be paid on behalf of a current employee for such coverage, provided that Enderby timely elects continued coverage under such plan(s) pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 as amended.

On November 4, 2016, we issued the Warrant to Enderby to purchase up to 24,000 shares of our common stock, at an exercise price of $4.50 per share, which was the closing price of our common stock on the trading day immediately preceding the Closing Date. The Warrant may be exercised in equal monthly installments of 1,000 shares over a 24-month period commencing on December 4, 2016 and terminating on November 4, 2018.

BAHA previously has had its financial results consolidated with those of the Company as a variable interest entity. As part of the Transaction, the Company acquired the non-controlling interest of BAHA.

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

Recent Developments

During the three-month period ended September 30, 2016, in furtherance of the development of our business, we entered into new hospitalist service agreements with Salinas Hospital, Beverly Hospital, Mee Memorial Hospital, and Lompoc Valley Medical Center, whereby we will provide comprehensive hospitalist services to each of these hospitals. We also entered in to new management services agreements with APCN ACO, Inc. and Allied Physicians ACO, LLC, whereby we will provide end-to-end population health management solutions, leveraging off our ACO’s expertise, processes and success within the MSSP.

The following describes certain developments during the six months ended September 30, 2016 that are important to understanding our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments.

Results of Operations

The following sets forth selected data from our results of operations for the periods presented:

	Three Months Ended September 30,				Six Months Ended September 30,
			$	%			$	%
	2016	2015	Change	Change	2016	2015	Change	Change

Net revenues	$14,622,656	$11,369,607	$3,253,049	29%	$26,994,329	$21,573,734	$5,420,595	25%

Costs and expenses
Cost of services	12,171,183	8,264,189	3,906,994	47%	22,304,188	15,832,057	6,472,131	41%
General and administrative	4,455,329	3,440,641	1,014,688	29%	8,291,804	7,677,846	613,958	8%
Depreciation and amortization	170,555	77,684	92,871	120%	335,213	141,435	193,778	137%

Total costs and expenses	16,797,067	11,782,514	5,014,553	43%	30,931,205	23,651,338	7,279,867	31%

Loss from operations	(2,174,411)	(412,907)	(1,761,504)	427%	(3,936,876)	(2,077,604)	(1,859,272)	89%

Other (expense) income
Interest expense	(3,054)	(68,818)	65,764	-96%	(5,713)	(429,220)	423,507	-99%
Gain (loss) on change in fair value of warrant and conversion feature liabilities	511,111	96,852	414,259	428%	1,333,333	(116,866)	1,450,199	-1241%
Other income (expense)	10,560	(95,092)	105,652	-111%	12,531	5,912	6,619	112%

Total other income (expense), net	518,617	(67,058)	585,675	-873%	1,340,151	(540,174)	1,880,325	-348%

Loss before benefit from income taxes	(1,655,794)	(479,965)	(1,175,829)	245%	(2,596,725)	(2,617,778)	21,053	-1%

Benefit from income taxes	(185,040)	(186,138)	1,098	-1%	(226,593)	(93,447)	(133,146)	142%

Net loss	$(1,470,754)	$(293,827)	$(1,176,927)	401%	$(2,370,132)	$(2,524,331)	$154,199	-6%

Net (income) loss attributable to noncontrolling interest	112,345	(237,539)	349,884	-147%	(303,534)	(489,401)	185,867	-38%

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,358,409)	$(531,366)	$(827,043)	156%	$(2,673,666)	$(3,013,732)	$340,066	-11%

Three and Six Months Ended September 30, 2016 Compared to Three and Six Months Ended September 30, 2015

Net revenues

Consolidated net revenues for the three months ended September 30, 2016 increased to $14.6 million from $11.4 million for the three months ended September 30, 2015, approximately $3.2 million or 29%. This increase in consolidated net revenues was primarily due to an increase of approximately $3.9 million associated with Hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California, partially offset by a decline in BCHC revenues of approximately $0.4 million related to a decline in patient admits and census, and ACC revenue of $0.3 million and $0.1 million from LALC.

Consolidated net revenues for the six months ended September 30, 2016 increased to $27.0 million from $21.6 million approximately $5.4 million or 25%, as compared to the same period in 2015. The increase in the consolidated net revenues was primarily due to an increase of approximately $5.4 million associated with Hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California. The overall increase in consolidated net revenues benefited from an increase of approximately $1.0 million in MMG revenue related to increase in membership, partially offset by decline in BCHC revenue of $0.4 million and HCHHA and ACC revenue of $0.3 million each.

Cost of services

The cost of services for the three months ended September 30, 2016 increased to $12.2 million from $8.3 million, approximately $3.9 million or 47%, as compared to the three months ended September 30, 2015. The increase in cost of service was primarily due to increase of approximately $3.9 million associated with Hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California. Cost of services were negatively impacted by higher professional fees, and claims expense in MMG of approximately $0.6 million offset by lower patient care costs in BCHC, HCHHA and ACC of approximately $0.6 million.

The cost of services for the six months ended September 30, 2016 increased to $22.3 million from $15.8 million approximately $6.5 million or 41%, as compared to the same period in 2015. The increase in cost of service was primarily due to increase of approximately $5.3 million associated with hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California. Cost of services were also impacted by higher professional fees, and claims expense in MMG amounting to approximately $2.0 million. The decrease in cost of services related to the discontinued operations of ACC was $0.4 million and BCHC and HCHHA cost declined $0.3 million and $0.1 million respectively from decreased patient census.

General and administrative

General and administrative expenses for the three months ended September 30, 2016 increased to $ 4.4 million from $3.4 million, approximately $1.0 million or 29%, as compared to the same period of 2015. The increase was primarily due to increases in employee compensation amounting to $0.7 million and $0.3 million in operating expenses.

General and administrative expenses for the six months ended September 30, 2016 increased to $8.3 million from $7.7 million, approximately $0.6 million or 8.0%, as compared to the same period of 2015. The increase was primarily due to increases in employee compensation amounting to $1.3 million, partially offset by a decrease in consulting and professional fees of $0.7 million.

Depreciation and amortization

Depreciation and amortization expense increased by approximately $0.1 million and $0.2 million or 120% and 137% during the three and six months ended September 30, 2016, respectively, due to recurring depreciation and amortization of fixed assets and amortization of new intangible assets purchased during the current period.

Interest expense

Interest expense decreased by approximately $0.1 million and $0.4 million or 96% and 99% during the three and six months ended September 30, 2016, respectively, due to reduction in debt as a result of conversions and repayments in the prior year.

Gain on change in fair value of warrant and conversion feature liabilities

Gain on the change in fair value of the warrant liability increased by approximately $0.4 million and $1.5 million or 428% and 1241% during the three and six months ended September 30, 2016, respectively, which resulted from the change in the fair value measurement of the Company’s warrants issued to NMM in October 2015, which considered among other things, expected term, the volatility of the Company’s share price and interest rates.

Other Income

Other income for the three months ended September 30, 2016 increased by approximately $0.1 million as compared to the three months ended September 30, 2015, as a result of the reduction in provider incentives from health plans.

Other income for the six months ended September 30, 2016 remained constant with the six months ended September 30, 2015.

Income tax benefit

Income tax benefit for the three months ended September 30, 2016 remained constant with the three months ended September 30, 2015.

Income tax benefit for the six months ended September 30, 2016 increased approximately $0.1 million, or 142%, as compared to the same period of 2015, resulting in a net tax benefit. The benefit is driven by the projected effective tax rate of the entities for the year ending March 31, 2017 and the difference in the Net loss for the quarters ended June 30, 2015 and June 30, 2016.

Net income attributable to non-controlling interests

Net loss attributable to non-controlling interest was approximately $0.1 million compared to net income attributable to non-controlling interest of approximately $0.2 million for the three months ended September 30, 2016 and 2015, respectively. This resulted in a change of approximately $0.3 million and 147%. During the six months ended September 30, 2016, net income attributable to non-controlling interest decreased by approximately $0.2 million or 38%.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, we have incurred a net loss of approximately $2.4 million and used approximately $4.4 million in cash from operating activities during the six months ended September 30, 2016, and, as of September 30, 2016 have an accumulated deficit and a stockholders’ deficit of approximately $31.4 million and $1.3 million, respectively.

Our current sources of revenues are insufficient to cover our operating costs, and as such, we have incurred an operating loss since its inception. Our primary source of liquidity as of September 30, 2016 is cash and cash equivalents of approximately $3.8 million.

These factors raise substantial doubt about our ability to continue as a going concern. Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. Our ability to continue as a going concern is also dependent our ability to further develop our business. We may also have to reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

We believe that we will be able to meet costs as they are incurred through cash on hand and additional amounts, as may be necessary, to be loaned by or invested in us by our current investors and/or others. Our ability to continue as a going concern depends, in significant part, on our ability to obtain the necessary financing to meet our obligations and pay our obligations arising from normal business operations as they come due.

Until we can generate sufficient positive cash flow to fund operations, we will remain dependent on raising additional capital through debt and/or equity transactions. We are currently exploring sources of additional funding. Without limiting our available options, future equity financings will most likely be through the sale of debt and/or equity securities. It is possible that we would also offer warrants, options and/or rights in conjunction with any future sales of our securities. Management believes that it will be able to raise additional working capital through the issuance of stock and/or debt. Currently, however, we do not have any commitments for additional capital, nor can we provide assurance that any financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining financing, we may be forced to curtail our existing or planned future operations.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

For the six months ended September 30, 2016, cash used in operating activities was approximately $4.4 million. This was the result of net loss of approximately $2.4 million plus the negative change in working capital of approximately $1.6 million and the add-backs of non-cash expenses of approximately $0.4 million. Non-cash expenses primarily include provision for doubtful accounts, depreciation and amortization expense, stock-based compensation expense, amortization of deferred financing costs and the change in the fair value of the warrant and conversion feature liabilities. Cash used in operations from changes in working capital was primarily due to the increase of approximately $1.3 million in accounts receivable, decrease of approximately $0.6 million in medical liabilities, approximately $0.1 million increase in prepaid expenses and advances, offset by the approximately $0.3 million decrease in other receivables.

For the six months ended September 30, 2016, cash used in investing activities was approximately $0.2 million and was the result of cash used for the purchase of property and equipment.

For the six months ended September 30, 2016, net cash used by financing activities was approximately $0.9 million which includes approximately $1.1 million of distributions to a non-controlling interest shareholder and approximately $0.2 million in proceeds from the exercise of warrants.

NMM Investments

October 2015 Investment by NMM

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

At any time prior to conversion and through the Redemption Expiration Date, the Series A Preferred Stock may be redeemed at the option of NMM, on one occasion, in the event that our net revenue for the four quarters ending September 30, 2016, as reported in our periodic filings under the Exchange Act, are less than $60,000,000, which was the case. In such event, we shall have up to one year from the date of the notice of redemption by NMM to redeem the Series A Preferred Stock, the Series A Warrants and any shares of our Common Stock issued in connection with the exercise of any Series A Warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph shall not take place until such time as it is determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM has decided not to have such securities redeemed.

The Company did not attain the $60,000,000 net revenues milestone noted above by September 30, 2016. Accordingly, the Series A are currently subject to redemption for $10,000,000. However, as of the date of this filing, no such redemption notice has been received by the Company.

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

MMG

The DMHC oversees the performance of RBO in California. RBO is measured for TNE, Working Capital, Cash to Claims ratio and Claims Timeliness. MMG is an RBO in California and is required to maintain positive TNE. In the fourth quarter of the year ended March 31, 2016, MMG reported negative TNE. The DMHC determined that, as of February 28, 2016, MMG, was not in compliance with the DMHC’s positive TNE requirement for an RBO. As a result, the DMHC required MMG to develop and implement a corrective action plan for such deficiency. A corrective plan has been submitted and is under review by DMHC. MMG has up to one year to cure the deficiency. Based on our current projections, we believe that MMG will achieve positive TNE by the third quarter of the fiscal year ended March 31, 2017.

Lines of credit

We have lines of credit from three financial institutions aggregating $480,000, of which $201,264 was outstanding at September 30, 2016. Borrowings under the lines of credit bear interest ranging from 5% through prime rate plus 4.5% per annum. These lines of credit are unsecured.

Concentration of Payors

Receivables from Government - Medicare/Medi-Cal amounted to 29.0% and 39.3% of total accounts receivable as of September 30, 2016 and March 31, 2016, respectively. Receivables from Allied Physicians amounted to 8.5% and 15.8% of accounts receivable as of September 30, 2016 and March 31, 2016, respectively. The Company anticipates that Medicare/Medi-Cal and Allied Physicians will continue to be significant payors.

Intercompany Loans

				Six Months Ended September 30, 2016
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	9/30/2018	10%	$3,198,777	$3,198,777	$-	$-
ACC	1,000,000	7/31/2018	10%	1,272,843	1,272,843	5,000	-
MMG	2,000,000	2/1/2018	10%	1,918,724	1,409,063	325,107	-
AKM	5,000,000	5/30/2019	10%	-	-	-	-
SCHC	5,000,000	7/21/2019	10%	2,872,576	2,872,576	50,000	-
BAHA	250,000	7/22/2021	10%	405,000	405,000	-	-
	$23,250,000			$9,667,920	$9,158,259	$380,107	$-

				Year Ended March 31, 2016
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	9/30/2018	10%	$2,240,452	$2,179,721	$-	$-
ACC	1,000,000	7/31/2018	10%	1,318,874	1,277,843	-	-
MMG	2,000,000	2/1/2018	10%	1,586,123	1,586,123	-	-
AKM	5,000,000	5/30/2019	10%	146,280	-	146,280	-
SCHC	5,000,000	7/21/2019	10%	3,231,880	2,852,510	56,287	-
	$23,000,000			$8,523,609	$7,896,197	$202,567	$-

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

Recently Issued Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of September 30, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

Based on the foregoing material weaknesses, we have determined that, as of September 30, 2016, our internal controls over our financial reporting are not effective. We are developing a remediation plan outlining the steps and resources necessary to address each material weakness Additionally, we continue to add employees and consultants to address these issues and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to September 30, 2016, the parties resolved the matter in a written settlement agreement without an adjudication or admission of liability by any of the parties.

ITEM 1A. RISK FACTORS

Going Concern

As shown in the accompanying unaudited condensed consolidated financial statements, we have incurred net loss of approximately $2.4 million and used approximately $4.3 million in cash from operating activities during the six months ended September 30, 2016, and, as of September 30, 2016 have an accumulated deficit and a stockholders’ deficit of approximately $31.4 million and $1.3 million, respectively. The primary source of liquidity as of September 30, 2016 is cash and cash equivalents of approximately $3.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about August 23, 2016, we issued an aggregate 45,717 shares of our common stock to four individuals who converted our 9% convertible promissory notes due on July 31, 2016 (the “9% Notes”) which they held. We received no proceeds in connection with this issuance.

On or about September 22, 2016, we issued an aggregate 26,124 shares of our common stock to three individuals who converted our 9% Notes which they held. We received no proceeds in connection with this issuance.

The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D or Regulation S promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Intercompany Revolving Loan Agreement dated as of July 22, 2016 by and between Apollo Medical Management, Inc. and Bay Area Hospitalist Associates, a Medical Corporation

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 14, 2016	By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

