Form 10-Q
period 2016-12-31
Apollo Medical Holdings, Inc.
filed 2017-02-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 10, 2017, there were 5,956,877 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital;

•	our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D.

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few larger payors;

•	whether or not we receive an “all or nothing” annual payment from the Centers for Medicare & Medicaid Services (“CMS”) in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	changes in Federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy in locating and acquiring new businesses, and the integration of any acquired businesses with our existing operations;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the impact of intense competition in the healthcare industry;

•	changing rules and regulations regarding reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	industry-wide market factors, laws, regulations and other developments affecting our industry in general and our operations in particular;

•	general economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting literature;

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Patient Protection and Affordable Care Act (the “ACA”), the rules and regulations promulgated thereunder, any executive action with respect thereto and any changes with respect to any of the foregoing in the 115th Congress; and

•	ability to raise additional capital or borrow funds if our liquidity situation requires us to do so.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 29 of our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2016.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDTED)

	December 31,	March 31,
	2016	2016

ASSETS
Cash and cash equivalents	$3,988,565	$9,270,010
Accounts receivable, net of allowance for doubtful accounts of $762,000 and $601,000 at December 31, 2016 and March 31, 2016, respectively	5,985,903	3,392,941
Other receivables	313,507	581,213
Due from affiliates	18,314	20,505
Prepaid expenses and other current assets	499,150	293,828
Total current assets	10,805,439	13,558,497

Deferred financing costs	-	37,926
Property and equipment, net	1,301,914	1,247,973
Restricted cash	765,000	530,000
Intangible assets, net	2,067,737	2,353,212
Goodwill	1,622,483	1,622,483
Other assets	221,987	216,442
TOTAL ASSETS	$16,784,560	$19,566,533

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$7,819,384	$4,572,307
Medical liabilities	1,781,208	2,670,709
Note payable, net of debt discount of $5,733	394,267	-
Lines of credit	234,264	188,764
Total current liabilities	10,229,123	7,431,780

Warrant liability	-	2,811,111
Deferred rent liability	814,348	728,877
Deferred tax liability	43,479	43,479
Total liabilities	11,086,950	11,015,247

COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

MEZZANINE EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B);
1,111,111 issued and outstanding
	$-	$7,077,778

STOCKHOLDERS' EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B);
1,111,111 issued and outstanding
Liquidation preference of $9,999,999	$7,077,778	$-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A);
555,555 issued and outstanding
Liquidation preference of $4,999,995	3,884,745	3,884,745
Common Stock, par value $0.001; 100,000,000 shares authorized, 6,033,518 and 5,876,852 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	6,033	5,876
Additional paid-in-capital	25,908,699	23,524,517
Accumulated deficit	(33,090,937)	(28,684,565)
Stockholders' equity (deficit) attributable to Apollo Medical Holdings, Inc.	3,786,318	(1,269,427)
Non-controlling interest	1,911,292	2,742,935
Total stockholders' equity	5,697,610	1,473,508
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$16,784,560	$19,566,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net revenues	$15,674,876	$10,659,708	$42,669,205	$32,233,441

Costs and expenses
Cost of services	12,715,864	8,463,541	35,020,052	24,295,598
General and administrative	4,485,932	3,510,045	12,777,736	11,187,891
Depreciation and amortization	148,934	145,594	484,147	287,029

Total costs and expenses	17,350,730	12,119,180	48,281,935	35,770,518

Loss from operations	(1,675,854)	(1,459,472)	(5,612,730)	(3,537,077)

Other (expense) income
Interest expense	(9,993)	(100,983)	(15,706)	(530,203)
Change in fair value of warrant and conversion feature liabilities	300,000	430,396	1,633,333	313,530
Loss on debt extinguishment	-	(266,364)	-	(266,364)
Other income (expense)	888	(100,344)	13,419	(94,431)

Total other income (expense), net	290,895	(37,295)	1,631,046	(577,468)

Loss before provision for (benefit from) income taxes	(1,384,959)	(1,496,767)	(3,981,684)	(4,114,545)

Provision for (benefit from) income taxes	99,516	36,196	(127,077)	(57,251)

Net loss	(1,484,475)	(1,532,963)	(3,854,607)	(4,057,294)

Net income attributable to noncontrolling interest	(248,231)	(152,648)	(551,765)	(642,050)

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,732,706)	$(1,685,611)	$(4,406,372)	$(4,699,344)

Net loss per share:
Basic and diluted	$(0.29)	$(0.31)	$(0.74)	$(0.93)

Weighted average number of shares of common stock outstanding:
Basic and diluted	6,033,518	5,365,563	5,991,260	5,031,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,854,607)	$(4,057,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts, net of recoveries	160,633	196,000
Loss on disposal of property and equipment	6,938	-
Depreciation and amortization expense	484,147	287,029
Deferred income tax	-	9,193
Stock-based compensation expense	844,273	179,290
Loss on debt extinguishment	-	266,364
Amortization of deferred financing costs	37,926	77,787
Amortization of debt discount	1,147	(42,036)
Change in fair value of warrant and conversion feature liabilities	(1,633,333)	(313,530)
Changes in assets and liabilities:
Accounts receivable	(2,753,595)	(49,119)
Other receivables	267,706	96,249
Due from affiliates	2,191	16,345
Prepaid expenses and other current assets	(205,322)	(71,156)
Deferred financing costs	-	517,134
Other assets	(5,545)	(930)
Accounts payable and accrued liabilities	3,247,077	371,906
Deferred rent liability	85,471	9,366
Medical liabilities	(889,501)	678,632
Net cash used in operating activities	(4,204,394)	(1,828,770)
Cash flows from investing activities:
Restricted cash	(235,000)	-
Property and equipment acquired	(259,551)	(165,980)
Net cash used in investing activities	(494,551)	(165,980)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	10,000,000
Proceeds from lines of credit	145,500	-
Principal payments on lines of credit	(100,000)	(1,000,000)
Proceeds from note payable	400,000	-
Principal payments on note payable	-	(6,527,500)
Distributions to non-controlling interest shareholder	(1,200,000)	(595,418)
Repurchase of equity interests	-	(251,852)
Proceeds from the exercise of warrants	172,000	-
Net cash (used in) provided by financing activities	(582,500)	1,625,230
Net decrease in cash and cash equivalents	(5,281,445)	(369,520)
Cash and cash equivalents, beginning of period	9,270,010	5,014,242
Cash and cash equivalents, end of period	$3,988,565	$4,644,722
Supplementary disclosures of cash flow information:
Interest paid	$13,127	$499,015
Income taxes paid	$13,702	$93,950

Supplementary disclosures of non-cash investing and financing activities:
Warrant liability issued in connection with preferred stock	$-	$2,922,222
Issuance of common stock on conversion of warrants	$-	$1,657,500
Issuance of common stock on conversion of convertible note	$-	$1,402,500
Tenant improvement allowance	$-	$659,360
Change in non-controlling interest ownership	$-	$338,032
Reclassification of derivative liability to equity	$1,177,778	$-
Reclassification of mezzanine equity to permanent equity	$7,077,778	$-
Release of non-controlling interest due to acquisition of BAHA	$183,408	$-
Relative fair value of warrant included in debt discount	$6,880	$-

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

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through the following subsidiaries: Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”), and Apollo Care Connect, Inc. (“ApolloCare”).

Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”), Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”)  and APA ACO, Inc. (“APAACO”). Through its wholly-owned subsidiary PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”).

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

ApolloMed ACO participates in the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. CMS has determined that ApolloMed ACO did not meet the minimum savings threshold and therefore did not receive any incentive payment in fiscal year 2016 for calendar 2015.

In January 2016, the Company formed ApolloCare, which acquired certain technology and other assets of Healarium, Inc., which provides the Company with a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

On January 18, 2017, CMS announced that APAACO, which is owned 50% by the Company, has been approved to participate in the Next Generation ACO Model (the“NGACO Model”). Through this new model, CMS will partner with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017 (see Note 11).

In November 2016, BAHA Acquisition Corp., an affiliated entity owned by the Company’s CEO and consolidated as a variable interest entity, acquired the non-controlling interest in BAHA which was previously consolidated as a variable interest entity, and continues to have its financial results consolidated with those of the Company as a variable interest entity. As part of the transaction, the Company acquired the non-controlling interest of BAHA and was reflected as an equity transaction as there was no change in control.

On December 21, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”), Network Medical Management (“NMM”), and Kenneth Sim, M.D., not individually but in his capacity as the representative of the shareholders of NMM (the “Shareholders’ Representative”) (see Note 9).

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of approximately $3.9 million and used approximately $4.2 million in cash from operating activities during the nine months ended December 31, 2016, and, as of December 31, 2016 has an accumulated deficit of approximately $33.1 million.

The primary source of liquidity as of December 31, 2016 is cash and cash equivalents of approximately $4.0 million, which includes proceeds from a note payable to a related party (see Note 6).

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

The Company is currently exploring sources of additional funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its securities. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. The Company’s current sources of revenues are insufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Thus, until the Company can generate sufficient cash flows to fund operations, the Company remains substantially dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at March 31, 2016, has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements as of December 31, 2016 and 2015 and for the three and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the SEC on June 29, 2016. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made in the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

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

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMO’s and management service organizations. Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at December 31, 2016 and March 31, 2016. See "Medical Liabilities" below.

Medicare Shared Savings Program Revenue

The Company, through its subsidiary ApolloMed ACO, participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ cost savings benchmark. The MSSP is a program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

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

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016		2015	2016	2015
Governmental - Medicare/Medi-Cal	19.2%		30.0%	21.4%	32.0%
L.A Care	12.9%		17.0%	12.3%	16.0%
Allied Physicians	*	%	* %	9.5%	* %
Health Net	*	%	10.0%	* %	11.0%

* Represents less than 10%

Receivables from major payors amounted to the following percentage of total accounts receivable:

	December 31, 2016	March 31, 2016
Governmental - Medicare/Medi-Cal	19.1%	39.3%
Allied Physicians	9.2%	15.8%

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. Approximately $3.7 million was in excess of the FDIC limits as of December 31, 2016.

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

The Company’s medical liabilities were as follows:

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016
Balance, beginning of period	$2,670,709	$1,260,549
Incurred health care costs:
Current year	7,640,000	7,844,329
Claims paid:
Current year	(5,926,536)	(6,019,186)
Prior years	(1,846,046)	(1,159,909)
Total claims paid	(7,772,582)	(7,179,095)
Risk pool settlement	-	-
Accrual for net (deficit) surplus from full risk capitation contracts	(1,352,744)	803,981
Adjustments	595,825	(59,055)

Balance	$1,781,208	$2,670,709

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 8. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

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

Warrant liability

In October 2015, the Company issued a stock purchase warrant (the “Series A Warrant”) to NMM in connection with its purchase of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”), which NMM Warrant required liability classification. The fair value of the warrant liability of approximately $1.2 million at December 21, 2016, the date of the Series A Warrant was reclassified to equity, see Note 8, was estimated using the Monte Carlo valuation model which used the following inputs: term of 3.81 years, risk free rate of 1.74%, no dividends, volatility of 62.6%, share price of $9.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount. The fair value of the warrant liability of approximately $2.8 million at March 31, 2016,was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.5 years, risk free rate of 1.13%, no dividends, volatility of 65.7%, share price of $5.93 per share based on the trading price of the Company’s common stock adjusted for marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Series A Preferred Stock issued to NMM in October 2015.

The carrying amounts and fair values of the Company's financial instruments are presented below as of:

March 31, 2016

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$2,811,111	$2,811,111

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016			Nine Months Ended December 31, 2016
	Warrant Liability	Conversion Feature Liability	Total	Warrant Liability	Conversion Feature Liability	Total

Balance, beginning of period	$1,477,778	$-	$1,477,778	$2,811,111	$-	$2,811,111
Reclassification to equity	(1,177,778)	-	(1,177,778)	(1,177,778)	-	(1,177,778)
Change in fair value of warrant and conversion feature liability	(300,000)	-	(300,000)	(1,633,333)	-	(1,633,333)
Balance, end of period	$-	$-	$-	$-	$-	$-

	Three Months Ended December 31, 2015			Nine Months Ended December 31, 2015
	Warrant Liability	Conversion Feature Liability	Total	Warrant Liability	Conversion Feature Liability	Total

Balance, beginning of period	$1,315,846	$388,150	$1,703,996	$2,144,496	$442,358	$2,586,854
Fair value of warrant-NMM	2,922,222	-	2,922,222	2,922,222	-	2,922,222
Change in fair value of warrant and conversion feature liability	(525,150)	94,754	(430,396)	(354,076)	40,546	(313,530)
Conversion of warrants and convertible note - NNA	(1,624,029)	(482,904)	(2,106,933)	(1,624,029)	(482,904)	(2,106,933)
Warrant out of period correction, as adjusted	-	-	-	(999,724)	-	(999,724)
Balance, as adjusted, end of period	$2,088,889	$-	$2,088,889	$2,088,889	$-	$2,088,889

The gain on change in fair value of the warrant liability of $300,000 and $1,633,333 for the three and nine months ended December 31, 2016 and gain (loss) on change in fair value of the warrant liability and conversion feature liability of $430,396 and $313,530 for the three and nine months ended December 31, 2015, are included in the accompanying condensed consolidated statements of operations. The change in fair value during the nine months ended December 31, 2015 relates to a warrant liability and embedded conversion feature resulting from a 2014 financing transaction with NNA of Nevada, Inc. (“NNA”) which was settled in October 2015.

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

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Options	487,500	542,694	555,500	560,938
Warrants	22,000	162,398	128,500	175,035
Preferred stock	1,666,666	1,111,111	1,666,666	1,111,111
Convertible Notes	-	275,000	-	275,000
	2,176,166	2,091,203	2,350,666	2,122,084

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not intend to early adopt and do not believe that the adoption of this guidance will have a material impact on the Company’s condensed consolidated financial statements.

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

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•       ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.  The Company is still in the process of assessing the impact of the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

•       ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements ("ASU 2016-20") in December 2016. ASU 2016-20 does not change the core principle of revenue recognition in Topic 606 but summarizes the technical corrections and improvements to ASU 2014-09 and is effective upon adoption of Topic 606.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s condensed consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-17 will become effective for the Company beginning interim period April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU provides a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, which reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU require that to be considered a business, a set much include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and also remove the evaluation of whether a market participant could replace missing elements. This update is effective for annual and interim periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact the adoption of ASU 2017-01 will have on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU eliminates Step 2 from the goodwill impairment test if the carrying amount exceeds the fair value of a reporting unit and also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on the Company’s condensed consolidated financial statements.

3.	Acquisition of non-controlling interest in BAHA

On November 10, 2016, BAHA Acquisition, a Medical Corporation, a California professional corporation (“Acquisition”), an affiliate of the Company, entered into a Stock Purchase Agreement (the “BAHA Stock Purchase Agreement”) dated as of November 4, 2016 with BAHA and Scott Enderby, D.O. (“Enderby”), pursuant to which Enderby sold to Acquisition, and Acquisition purchased from Enderby, 100% of the issued and outstanding stock of BAHA (the “BAHA Stock”), of which Enderby was the sole holder beneficially and of record (the “Transaction”). Warren Hosseinion, M.D., the Company’s Chief Executive Officer, is the sole stockholder of Acquisition, as nominee for AMM. BAHA Acquisition is a consolidated variable interest entity of the Company.

As provided for in the BAHA Stock Purchase Agreement, the purchase price for the BAHA Stock consists of (i) a payment of $25,000 (the “Initial Payment”) at the closing (the “Closing”) of the Transaction, which also took place on November 4, 2016 (the “Closing Date”); (ii) a contingent payment in the aggregate amount of $100,000 to be paid over a period of 18 months following the Closing (the “Contingent Payment”); and (iii) a warrant to purchase 24,000 shares of the Company’s common stock (the “Enderby Warrant”) issued to Enderby. The Company has informally agreed with Enderby to defer the Initial Payment from the Closing until after the delivery of the closing statement calculating Actual Net Working Capital, as described in the following paragraph.

No later than 30 days following the Closing Date, Acquisition shall prepare and deliver to Enderby a written statement of the net working capital of BAHA as of the Closing Date. If the Actual Net Working Capital (as defined in the BAHA Stock Purchase Agreement) as of the Closing Date is less than $300,000 (the “Target Amount”), then Enderby shall, within five business days of the date of final determination of the Actual Net Working Capital as of the Closing Date, pay to Acquisition the amount equal to the absolute value of the difference between the Target Amount and the Actual Net Working Capital as of the Closing Date, together with interest on the amount of such difference calculated at the rate of four percent (4%) per annum from the Closing Date to the date of payment. The Company provided the statement of the net working capital to Enderby, who is reviewing such statement.

The Contingent Payment of up to an aggregate $100,000 will be made to Enderby in connection with personal services to be performed by him pursuant to an employment agreement entered into in connection with the Closing of the Transaction (the “Enderby Employment Agreement”) as follows: (i) $25,000 on the six-month anniversary of the Closing, an additional $50,000 on the first-year anniversary of the Closing and a final $25,000 on the 18-month anniversary of the Closing, if as of each such date, BAHA’s revenue is greater than $6,000,000. The Contingent Payment is in connection with the continued personal services provided under the Enderby Employment Agreement and is deemed to be post combination compensation.

As further inducement for Acquisition to enter into the BAHA Stock Purchase Agreement, BAHA and Enderby entered into a non-competition agreement dated as of November 4, 2016, pursuant to which Enderby has agreed, without the written permission of BAHA, within a radius of 50 miles from BAHA’s offices in San Francisco and for a period of three years from the Closing Date, not to compete with BAHA; hire or induce another person to hire any BAHA employee or independent contractor; or solicit any business, customers, clients or contractors of BAHA.

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

On November 4, 2016, the Company issued the Enderby Warrant to Enderby to purchase up to 24,000 shares of the Company’s common stock, at an exercise price of $4.50 per share, which was the closing price of the common stock on the trading day immediately preceding the Closing Date. The Enderby Warrant may be exercised in equal monthly installments of 1,000 shares over a 24-month period commencing on December 4, 2016 and terminating on November 4, 2018.

BAHA previously has had its financial results consolidated with those of the Company as a variable interest entity. As part of the Transaction, the Company acquired the non-controlling interest of BAHA.

Based on the Actual Net Working Capital, the Company did not pay the Initial Payment. While it is probable that the contingent payment will be earned, it is likely that the contingent payment will be offset against Actual Net Working adjustment. In addition, the receivable created by the Actual Net Working Capital was not deemed collectible and was not recorded. The Company recorded the reclassification of non-controlling interest of $191,095 to additional paid-in capital pursuant to this transaction.

4.	Goodwill and Intangible Assets

Goodwill

There was no change in Goodwill in the three and nine months ended December 31, 2016.

Intangible assets, net consisted of the following:

	Weighted	Gross		Net
	Average	December 31,	Accumulated	December 31,
	Life (Yrs.)	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000

Amortized Intangible Assets:
Acquired Technology	5	1,312,500	(196,875)	1,115,625
Non-Compete	4	117,000	(85,689)	31,311
Network Relationships	5	220,000	(106,332)	113,668
Trade Name	5	191,000	(87,867)	103,133
		$2,544,500	$(476,763)	$2,067,737

	Weighted	Gross		Net
	Average	March 31,	Accumulated	March 31,
	Life (Yrs.)	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000
Acquired Technology	5	1,312,500	-	1,312,500

Amortized Intangible Assets:
Exclusivity	4	-	-	-
Non-Compete	4	117,000	(58,737)	58,263
Payor Relationships	5	-	-	-
Network Relationships	5	220,000	(73,333)	146,667
Trade Name	5	191,000	(59,218)	131,782
		$2,544,500	$(191,288)	$2,353,212

There were no additions to the intangible assets in the three and nine months ended December 31, 2016. The amortization expense for the three and nine months ended December 31, 2016 and 2015 was approximately $95,000 and $285,000, $47,000 and $141,000 respectively.

The following table summarizes the approximate expected future amortization expense as of December 31, 2016 for definite-lived intangible assets:

2017 (remaining 3 months)	$95,000
2018	360,000
2019	349,000
2020	297,000
2021	264,000

$1,365,000

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	March 31,
	2016	2016
Accounts payable	$2,444,352	$2,036,615
Physician share of MSSP	-	62,000
Accrued compensation	4,148,582	2,156,339
Income taxes payable	181,726	110,653
Accrued interest	5,918	4,500
Accrued professional fees	1,038,806	202,200
	$7,819,384	$4,572,307

6.	Debt

On November 17, 2016, AMM entered into a promissory note agreement with Liviu Chindris, M.D. (“Chindris Note”), pursuant to which the Company borrowed the principal amount of $400,000 at an interest rate of 12% per annum. The Chindris Note requires repayment of the outstanding principal and accrued interest, in full, on or before February 18, 2017. In connection with the issuance of the Chindris Note, the Company also issued a two-year stock purchase warrant Dr. Chindris (the “Chindris Warrant”) to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $9.00 per share. The relative fair value of the Chindris Warrant was $6,880 and was recorded as debt discount to be amortized over the term of the Chindris Note using the straight-line method, which approximates the effective interest method. The Company amortized $1,147 of debt discount to interest expense for the three and nine months ended December 31, 2016.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of December 31, 2016 and March 31, 2016.

The Company’s effective tax rate for the three and nine months ended December 31, 2016 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses, prior year tax liability differences and the exclusion of loss entities from our overall estimated annual effective rate calculation under guidance from ASC 740-270-30-26a.

As of December 31, 2016 and March 31, 2016, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2013 onwards. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

8.	Stockholders’ Equity

Preferred Stock – Series A

On October 14, 2015, Company entered into a Securities Purchase Agreement (the “2015 NMM Agreement”) with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 units, each unit consisting of one share of the Company’s Series A Preferred Stock and a stock purchase warrant to purchase one share of the Company’s common stock at an exercise price of $9.00 per share. NMM paid the Company an aggregate $10,000,000 for the units, the proceeds of which were used by the Company primarily to repay certain outstanding indebtedness owed by the Company to NNA and the balance for working capital.

The Series A Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Series A Preferred Stock can be voted for the number of shares of common stock into which the Series A Preferred Stock could then be converted, which initially is one-for-one. The Series A Preferred Stock is convertible into common stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions.

At any time prior to conversion and through the Redemption Expiration Date (as described below), the Series A was able to be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, were less than $60,000,000. In such event, the Company had up to one year from the date of the notice of redemption by NMM to redeem the Series A Preferred Stock, the NMM Warrant and any shares of common stock issued in connection with the exercise of any portion of the NMM Warrant theretofore  (collectively the “Redeemed Securities”), for the aggregate price paid therefore by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described previously would not take place until such time as it was determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM decided not to have such securities redeemed. As the redemption feature was not within the control of the Company, the Series A Preferred Stock did not qualify as permanent equity and was classified as mezzanine or temporary equity. The Company did not attain the $60,000,000 net revenues milestone noted above by September 30, 2016. Accordingly, the Series A were subject to redemption for $10,000,000. However, as part of the proposed Merger between NMM and the Company (see Note 9), NMM entered into a Consent and Waiver Agreement dated December 21, 2016 (the “NMM Waiver”), pursuant to which NMM has relinquished its right of redemption of the Series A Preferred Stock. As a result of the NMM Waiver on December 21, 2016, the mezzanine equity was reclassified to permanent equity at its carrying amount of $7,077,778.

The Series A Warrant may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The NMM Warrant is not separately transferable from the Series A Preferred Stock. Prior to December 21, 2016, the Company previously accounted for the Series A Warrant as a liability and has marked such liability to its fair value at each subsequent reporting period. The Company determined the fair value of the warrant liability to be $2,922,222 at inception which was estimated using the Monte Carlo valuation model with the value of the Series A Preferred Stock being the residual value of $7,077,778. The fair value of the warrant at December 21, 2016 of $1,178,000 (see Note 2) has been reclassified to equity as a result of the NMM Waiver in connection with the Merger Agreement, See Note 9 to Notes to Consolidated Financial Statements.

Common Stock Issuance

During the nine months ended December 31, 2016, the Company issued 150,000 shares of common stock and received approximately $172,000 from the exercise of certain warrants at an exercise price of $1.1485 per share.

Equity Incentive Plans

The Company’s amended 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 1,200,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of December 31, 2016, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2016 there were no shares available for future grants under the 2013 Plan.

On December 15, 2015, the Company’s Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Plan and 2013 Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was subject to approval by the Company’s stockholders, which approval was obtained at the 2016 Annual Meeting of Stockholders that was held on September 14, 2016. As of December 31, 2016, there were approximately 1,023,600 shares available for future grants under the 2015 Plan.

Options

On September 14, 2016, the Company’s Board of Directors approved the grant of stock options for an aggregate 80,000 shares of common stock to the independent directors for their service as directors. These options expire on the 10th anniversary date from date of grant and have an exercise price of $5.00 per share. The aggregate fair value of the stock options of $356,000 was computed using the Black-Scholes option pricing model, using the following assumptions: expected term - 6 years; stock price $5.00 per share; volatility - $132.63%; risk-free interest rate – 0.79%; and zero annual rate of quarterly dividend. The Company recorded approximately $104,000 of share based compensation expense related to these option grants during the three and nine months ended December 31, 2016.

On November 14, 2016, the Company granted a stock option to the Company’s Chief Financial Officer for 50,000 shares of common stock. This option expires on the 10th anniversary date from date of grant and has an exercise price of $4.50 per share. The fair value of the stock option of $202,000 was computed using the Black-Scholes option pricing model, using the following assumptions: expected term - 6 years; stock price $4.50 per share; volatility - 132.17%; risk-free interest rate – 0.83%; and zero annual rate of quarterly dividend. The Company recorded approximately $8,000 of share based compensation expense related to this option grant during the three and nine months ended December 31, 2016

Stock option activity for the nine months ended December 31, 2016 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2016	1,064,150	$4.27	7.94	$2.27
Granted	149,200	4.78	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	(47,500)	6.76	-	-
Forfeited	-	-	-	-
Balance, December 31, 2016	1,165,850	$4.24	6.88	$1.61
Vested, December 31, 2016	988,687	$3.99	6.54	$1.87

As of December 31, 2016, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010 Plan, 2013 Plan and 2015 Plan was $721,396 and the weighted-average period of years expected to recognize those costs was 2.17 years.

Stock-based compensation expense related to common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Stock-based compensation expense:
Cost of services	$1,227	$1,227	$3,681	$3,682
General and administrative	349,288	25,280	840,592	175,608
	$350,515	$26,507	$844,273	$179,290

Warrants

Warrants consisted of the following for the nine months ended December 31, 2016:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2016	$3.12	2,091,166
Granted	-	29,000
Exercised	3.76	(150,000)
Cancelled	-	-
Outstanding at December 31, 2016	$3.15	1,970,166

		Weighted		Weighted
		Average		Average
Exercise Price Per	Warrants	Remaining	Warrants	Exercise Price Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.00-$5.00	188,500	1.10	188,500	$4.47
$9.00-$10.00	1,781,666	3.79	1,781,666	9.37

$4.00-$10.00	1,970,166	3.53	1,970,166	$8.90

Authorized stock

At December 31, 2016, the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding preferred stock, the exercise of all outstanding warrants exercisable for shares of common stock, and shares issuable in connection with exercises of awards granted and available for grant under the Company’s stock option plans. The number of shares of common stock reserved for these purposes is as follows at December 31, 2016:

Common stock issued and outstanding	6,033,518
Warrants outstanding	1,970,166
Stock options outstanding	1,165,850
Preferred stock outstanding	1,666,666
10,836,200

9.	Commitments and Contingencies

Regulatory Matters

As a risk-bearing organization, the Company is required to follow regulations of the DMHC. The Company must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. The DMHC determined that, as of February 28, 2016, MMG, was not in compliance with the DMHC’s positive TNE requirement for a Risk Bearing Organization (“RBO”). As a result, the DMHC required MMG to develop and implement a CAP for such deficiency. The CAP has been submitted and was approved by DMHC in December 2016.

Note Receivable

On November 22, 2016, AMM, a wholly-owned subsidiary of the Company, entered into an Intercompany Revolving Loan Agreement (the “Loan Agreement”) with MMG, another affiliate of the Company, pursuant to which AMM has agreed to lend MMG up to $2,000,000 (the “Commitment Amount”) in one or more advances (collectively, “Advances”) that MMG may request from time to time during the term of the Loan Agreement. Interest on outstanding Advances shall accrue interest at a rate equal to the greater of 10% per annum or the LIBOR rate then in effect, and is payable monthly on the first business day of each month. The loan receivable balance was $1.03 million as of December 31, 2016 and is eliminated in consolidation.

In an Event of Default (as defined in the Loan Agreement), interest on Advances shall accrue interest at a default rate equal to 3% per annum above the interest rate then in effect. Additionally, in an Event of Default, MMG may, among other things, accelerate all payments due under the Loan Agreement.

The Loan Agreement also contains other provisions typical of an agreement of this nature, including without limitation, representation and warranties, a right of set-off and governing law.

The Loan Agreement replaces substantially similar loan agreements between the parties (other than with respect to the Commitment Amount), including without limitation that certain Intercompany Revolving Loan Agreement dated as of February 1, 2013, that certain Amendment No. l to Intercompany Revolving Loan Agreement dated as of March 28, 2014, that certain Intercompany Revolving Loan Agreement dated as of June 27, 2014, and that certain Amendment No. 2 to Intercompany Revolving Loan Agreement dated as of March 30, 2016, all of which were terminated.

The Loan Agreement was entered into in response to a request of the California Department of Managed Health Care (“DMHC”), in order to comply with DMHC requirements in connection with its review of a pending Corrective Action Plan (“CAP”) for MMG (See Regulatory Matters).

Also on November 22, 2016, and also at the request of the DMHC in connection with its review of the pending CAP for MMG, AMM and MMG entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which AMM has agreed to irrevocably and fully subordinate its right to repayment of Advances, together with interest thereon, under the Loan Agreement, to all other present and future creditors of MMG.

AMM also agreed that the payment by MMG of principal and interest of Advances under the Loan Agreement will be suspended and will not mature when, excluding the liability of MMG to pay AMM principal and interest under the Loan Agreement, if after giving effect to the payment, MMG would not be in compliance with the financial solvency requirements, as defined in and calculated under the Knox-Keene Health Care Service Plan Act of 1975, as amended (the “Knox-Keene Act”), and the rules promulgated thereunder.

AMM further agreed that, in the event of the liquidation or dissolution of MMG, the payment by MMG of principal and interest to AMM under the Loan Agreement shall be fully subordinated and subject to the prior payment or provision for payment in full of all claims of all other present and future creditors of MMG.

Upon the written consent of the director of the DMHC, all previous subordination agreements between AMM and MMG, including without limitation that certain Subordination Agreement dated June 27, 2014 between AMM and MMG and that certain Amended and Restated Subordination Agreement between AMM and MMG dated as of March, 30, 2016, shall be terminated. Once consented to by the director of the DMHC and executed by the parties, the Subordination Agreement may not be cancelled, terminated, rescinded or amended by mutual consent or otherwise, without the prior written consent of the director of the DMHC.

NMM Transaction

On December 21, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”), NMM, and Kenneth Sim, M.D., not individually but in his capacity as the representative of the shareholders of NMM (the “Shareholders’ Representative”).

Thomas Lam, M.D. and Kenneth Sim, M.D. entered into Voting Agreements with the Company. Under the Voting Agreements, Dr. Sim and Dr. Lam have agreed, among other things, to vote in favor of the approval and adoption of the Merger and the Merger Agreement.

Under the terms of the Merger Agreement, Merger Subsidiary will merge with and into NMM, with NMM becoming a wholly owned subsidiary of Apollo Medical Holdings, as the Merger. The Merger is intended to qualify for federal income tax purposes as a tax deferred reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986. In the transaction NMM will receive such number of shares of ApolloMed common stock such that NMM shareholders will own 82% and the Company shareholders will own 18% of issued and outstanding shares at closing. Additionally, NMM has agreed to relinquish its redemption rights relating to preferred stock it owns in the Company pursuant to the terms of a Consent and Waiver Agreement dated as of December 21, 2016 by and between the Company and NMM. The transaction was approved unanimously by the Board of Directors of both companies. Consummation of the Merger is subject to various closing conditions, including, among other things, approval by the stockholders of the Company and the stockholders of NMM. As part of the Merger Agreement, the Company and NMM have made various mutual representations and warranties.

Within five business days following the execution of the Merger Agreement, NMM was required to provide a working capital loan to the Company in the principal amount of $5,000,000, which loan the Company received on January 3, 2017. The loan is evidenced by a promissory note, which was issued on January 3, 2017. The promissory note has a term of two years, with the Company’s payment obligations commencing on February 1, 2017 and continuing on a quarterly basis thereafter until January 3, 2019. Under the terms of the promissory note, the Company must pay NMM interest on the principal balance outstanding at the prime rate plus one percent (1%). The Company may voluntarily prepay the outstanding principal and interest in whole or in part without penalty or premium. Upon the occurrence of any Event of Default (as such term is defined in the promissory note), the unpaid principal amount of, and all accrued but unpaid interest on, the promissory note will become due and payable immediately at the option of NMM. In such event, NMM may, at its option, declare the entire unpaid balance of the promissory note, together with all accrued interest, applicable fees, and costs and charges, including costs of collection, if any, to be immediately due and payable in cash.

The Merger Agreement grants each party the ability to update disclosure schedules through January 20, 2017. If any updated disclosure schedules are found to be unacceptable to the receiving party, as determined in such receiving party’s sole discretion, then such receiving party may terminate the Merger Agreement no later than February 3, 2017.

The Merger Agreement provides that Thomas Lam, M.D., the Chief Executive Officer of NMM, and Warren Hosseinion, M.D., will be Co-Chief Executive Officers of the combined company upon closing of the transaction. Kenneth Sim, M.D., who currently serves as Chairman of NMM, will be Executive Chairman of the Company. Gary Augusta, current Executive Chairman of the Company, will be President, Mihir Shah will continue as Chief Financial Officer, and Hing Ang, current Chief Financial Officer of NMM will be the Chief Operating Officer. Adrian Vazquez, M.D. and Albert Young, M.D. will be Co-Chief Medical Officers. The Board of Directors will consist of nine directors, five of whom will be recommended for nomination to the Company’s Nomination and Corporate Governance Committee from NMM and four of whom will be recommended for nomination of the Company’s Nomination and Corporate Governance Committee from the Company.

Consummation of the Merger is subject to various closing conditions, including, among other things, approval under Hart-Scott-Rodino Act from Department of Justice and Federal Trade Commission, approval by The Company’s stockholders and the stockholders of NMM.

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

During the period ended December 31, 2016, the parties resolved the matter in a written settlement agreement without an adjudication or admission of liability by any of the parties.

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

Employment Agreements

On December 20, 2016, AMM, a wholly-owned subsidiary of the Company, entered into new employment agreements with each of Warren Hosseinion, M.D., Adrian Vazquez, M.D., Gary Augusta and Mihir Shah. The new employment agreements were approved by the Compensation Committee of the Board of Directors of the Company and replace the employment agreements previously entered into with (i) Dr. Hosseinion and Dr. Vazquez on March 28, 2014, as amended on January 12, 2016 and as amended and restated on June 29, 2016, and (ii) Mr. Shah on July 21, 2016. The new employment agreements provide that Dr. Hosseinion, Dr. Vazquez and Mr. Shah will continue to be paid their current base salary, and that Mr. Augusta will be paid a base salary of $300,000 and revise certain term, bonus and severance arrangements as provided therein. Mr. Augusta’s consulting agreement through Flacane Advisers, Inc. (“Flacane”) has been terminated (see note 10).

Each of the new employment agreements has an initial term of three years with automatic annual renewals and entitles the executive to 20 business days of paid time off per calendar year. Accrued and unused paid time off shall be paid in cash at the end of each calendar year. Under the new employment agreements, each executive is eligible to receive an annual bonus and is granted certain vesting rights and Accrued Benefits (as such term is defined in the respective employment agreement) if the executive’s employment is terminated without “Cause” (as such term is defined in the respective employment agreement) or if the executive resigns with “Good Reason” (as such term is defined in the respective employment agreement) during the employment term.

10.	Related Party Transactions

On January 12, 2016, the Company entered into a consulting agreement with Gary Augusta, the President of Flacane and the Company’s Executive Chairman of the Board of Directors (the “2016 Augusta Consulting Agreement”), to replace a substantially similar agreement between the Company and Flacane that expired by its terms on December 31, 2015. Under the 2016 Augusta Consulting Agreement, the Augusta Consultant is paid $25,000 per month to provide business and strategic services to the Company; and Augusta Consultant is also eligible to receive options to purchase shares of the Company’s common stock as determined by the Company’s Board of Directors. In addition, Mr. Augusta is subject to a Directors Agreement with the Company dated March 7, 2012. The Company owed the Augusta Consultant approximately $0 and $9,500, at December 31, 2016 and March 31, 2016, respectively. The 2016 Augusta Consulting Agreement was terminated and replaced by an employment agreement with Mr. Augusta (see note 9).

As of December 31, 2016 and March 31, 2016, accounts payable in the condensed consolidated balance sheets include $0 and $104,500, respectively, for principal and accrued interest owed to a 9% note holder who is also a shareholder of the Company.

In September 2015, the Company was issued a promissory note by Rob Mikitarian, a minority owner in APS, in the principal amount of approximately $150,000. The note accrues interest at 3% per annum and is due on or before September 2017. At December 31, 2016 and March 31, 2016, the outstanding balance of the note was approximately $150,000, and is included in other receivables in the accompanying condensed consolidated balance sheets.

In September 2015, the Company was issued a promissory note by Dr. Liviu Chindris, a minority owner in APS, in the principal amount of approximately $105,000. The note accrues interest at 3% per annum and is due on or before September 2017. At December 31, 2016 and March 31, 2016, the outstanding balance of the note was approximately $105,000, and is included in other receivables in the accompanying condensed consolidated balance sheets.

In November, 2016 the Company issued the Chindris Note to Dr, Liviu Chindris, a minority owner in APS, in the principal amount of $400,000, bearing interest at the rate of 12% annually. The note is due February 17, 2017. See Note 6.

11.	Subsequent Events

On January 18, 2017, CMS announced that APAACO, which is owned 50% by the Company, has been approved to participate in the Next Generation ACO Model “NGACO Model”. Through this new model, CMS will partner with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017.

In connection with the approval by CMS for APAACO to participate in the NGACO Model, CMS and APAACO have entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”). The term of the Participation Agreement is two performance years, through December 31, 2018. CMS may offer to renew the Participation Agreement for an additional two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein.

As required by the Participation Agreement, APAACO shall maintain an aligned population of at least 10,000 beneficiaries during each performance year. APAACO and its participants may not participate in any other Medicare shared savings initiatives. APAACO shall require its participants and preferred providers to make medically necessary covered services available to beneficiaries in accordance with applicable laws, regulations and guidance.

APAACO shall implement processes and protocols that relate to specified objectives for patient-centered care consistent with the NGACO model. In connection therewith, APAACO shall require its participants to comply with and implement these designated processes and protocols, and shall institute remedial processes and penalties, as appropriate, for participants that fail to comply with or implement a required process or protocol.

CMS shall use the APAACO’s quality scores calculated under the relevant provisions of the Participation Agreement to determine, in part, its “Performance Year Benchmark”. CMS shall assess APACO’s quality performance using the quality measures set forth in the Participation Agreement and the quality measure data required to be reported by APAACO as set forth in the Participation Agreement. CMS shall use APAACO’s performance on each of the quality measures to calculate its total quality score according to a methodology to be determined by CMS prior to the start of each performance year.

For each performance year, CMS shall determine APAACO’s Performance Year Benchmark. No later than 15 days before the beginning of each performance year, CMS shall provide the ACO with a Performance Year Benchmark Report consisting of APAACO’s Performance Year Benchmark. On a quarterly basis during each performance year, CMS shall provide APAACO with a Quarterly Financial Report. The Quarterly Financial Report may comprise adjustments to the Performance Year Benchmark resulting from updated information regarding any factors that affect the Performance Year Benchmark calculation.

For each performance year, APAACO shall submit to CMS its selections for risk arrangement; the amount of a savings/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO model. APAACO must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.

For each performance year, CMS shall pay APAACO in accordance with the alternative payment mechanism, if any, for which CMS has approved APAACO; the risk arrangement for which APAACO has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year, and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to APAACO setting forth the amount of any shared savings or shared losses and the amount of other monies owed. If CMS owes APAACO shared savings or other monies owed, CMS shall pay the ACO in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If APAACO owes CMS shared losses or other monies owed as a result of a final settlement, APAACO shall pay CMS in full within 30 days after the relevant settlement report is deemed final. If APAACO fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS shall assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by APAACO.

Unless specifically permitted under the Participation Agreement, APAACO participants, preferred providers and other individuals or entities performing functions and services related to ACO activities are prohibited from providing gifts or other remuneration to beneficiaries to induce them to receive items or services from APAACO, its participants or preferred providers, or to induce them to continue to receive items or services from APAACO, its participants or preferred providers.

APAACO shall maintain the privacy and security of all NGACO-related information that identifies individual beneficiaries in accordance with the Health Insurance Portability and Accountability (“HIPAA”) Privacy and Security Rules and all relevant HIPAA guidance applicable to the use and disclosure of protected health information by covered entities, as well as applicable state laws and regulations.

The Participation Agreement requires APAACO to report specified information on a publicly accessible website maintained by it, which information includes organizational information, shared savings and shares losses information, and performance on quality measures.

APAACO is required to maintain a compliance plan that includes at least certain specified elements. CMS shall maintain monitoring and oversight responsibility over APACO, its participants and preferred providers. At the end of each performance year, an individual with the legal authority to bind APAACO must certify (i) that it, its participants, preferred providers and other individuals or entities performing functions or services related to ACO activities are in compliance with program requirements; and (ii) the accuracy, completeness and truthfulness of all data and information that are generated or submitted by APAACO, its participants, preferred providers or other individuals or entities performing functions or services related to ACO activities.

The Participation Agreement contains additional provisions, including those concerning governance requirements, financial arrangements with participants and preferred providers, maintenance and updating procedures of a list of APACO’s participants and preferred providers, the requirement to participate in independent evaluations and site visits, protection of APAACO’s intellectual property, the requirement for APACO to comply with all applicable Federal laws and state licensure requirements, record retention requirements, the Federal Government’s audit rights of APAACO, provisions for remedial action that CMS may take against APAACO, financial settlement upon termination of the Participation Agreement, acknowledgment of limited administrative or judicial review for certain ACO activities, dispute resolution, prohibition of assignment of the Participation Agreement and change of control provisions.

Note Payable

In connection with the Merger Agreement, on January 3, 2017, the Company issued a promissory note to NMM in the amount of $5,000,000. Interest is due quarterly at the rate of the Prime Rate plus 1%, with the entire principal balance being due on January 3, 2019. In the event of default, as defined, all unpaid principal and interest will become due and payable.

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

We operate in one reportable segment, the healthcare delivery segment, and implement and operate innovative health care models to create a patient-centered, physician-centric experience. Accordingly, we report our consolidated financial statements in the aggregate, including all of our activities in one reportable segment. We have the following integrated, population health platforms:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An ACO, which focuses on the provision of high-quality and cost-efficient care to Medicare fee-for-services patients;

•	MMG, which contracts with physicians and provides care to Medicare, Medicaid, commercial and dual eligible patients on both fee-for-service and risk and value based fee bases;

•	Clinics, which provide primary care and specialty care in the Greater Los Angeles area;

•	Palliative care, home health and hospice services, which include, our at-home, pain management and final stages of life services; and

•	Cloud and mobile-based population and patient technology platform.

Our revenue streams are diversified among our various operations and contract types, and include:

•	Traditional fee-for-service reimbursement, which is the primary revenue source for our clinics and palliative care; and

•	Risk and value-based contracts with health plans, IPAs, hospitals and the CMS’s MSSP, which are the primary revenue sources for our hospitalists, ACO and IPAs.

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

In April 2016, we formed APAACO, which we own 50%, to position ourselves with developments in the ACO model of healthcare services. In January 2017, CMS announced that APAACO has been approved to participate in the NGACO Model. Through this new model, CMS will partner with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017. AMM, one of our wholly-owned subsidiaries, has a long-term management services agreement with APAACO. APAACO is a variable interest entity of ours and, as such, its results of operations will be consolidated with ours.

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. We operate through the following subsidiaries: AMM, PCCM, VMM and ApolloMed ACO. Through our wholly-owned subsidiary, AMM, we manage affiliated medical groups, which consist of AMH, MMG, SCHC, and BAHA. Through our wholly-owned subsidiary, PCCM, we manage LALC, and through our wholly-owned subsidiary VMM, we manage Hendel. We also have a controlling interest in APS, which owns two Los Angeles-based companies, BCHC and HCHHA. AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements. Our ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period.

Recent Developments

During the three-month period ended December 31, 2016, in furtherance of the development of our business, we entered into a hospitalist service agreement with Madera Community Hospital, whereby we will provide comprehensive hospitalist services to it.

As previously reported on a Current Report on Form 8-K, on November 4, 2016, Acquisition, an affiliate of ours, entered into the BAHA Stock Purchase Agreement with BAHA and “Enderby, pursuant to which Enderby sold to Acquisition, and Acquisition purchased from Enderby, 100% of the BAHA Stock. Warren Hosseinion, M.D., our Chief Executive Officer, is the sole stockholder of Acquisition, as nominee for our wholly-owned subsidiary, AMM. As provided for in the BAHA Stock Purchase Agreement, the purchase price for the BAHA Stock consists of (i) a payment of $25,000 at the closing, which also took place on November 4, 2016; (ii) a contingent payment in the aggregate amount of $100,000 to be paid over a period of 18 months following the closing, which payment is subject to adjustment under certain circumstances; and (iii) the Enderby Warrant to purchase 24,000 shares of our common stock.

As previously reported on a Current Report on Form 8-K, on December 21, 2016, we entered into the Merger Agreement among us, Merger Subsidiary, NMM and Kenneth Sim, M.D., in his capacity as the Shareholders’ Representative. Under the terms of the Merger Agreement, Merger Subsidiary will merge with and into NMM, with NMM becoming a wholly-owned subsidiary of the Company, as the Merger. In the Merger, NMM will receive such number of shares of our common stock such that NMM shareholders will own 82% of our common stock and our current shareholders will own 18% of issued and outstanding shares at closing. Additionally, NMM has agreed to relinquish its redemption rights relating to our Series A Preferred Stock that NMM owns. Consummation of the Merger is subject to various closing conditions, including, among other things, approval under Hart-Scott-Rodino Act from Department of Justice and Federal Trade Commission, approval by our stockholders and the stockholders of NMM.

The items above describes certain developments during the nine months ended December 31, 2016 that are important to understanding our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this report for additional information about each of these developments.

APAACO

On January 18, 2017, following the end of the period ended December 31, 2016, CMS announced that APAACO, which is owned 50% by us, has been approved to participate in the NGACO Model Through this new model, CMS will partner with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017.

In connection with the approval by CMS for APAACO to participate in the NGACO Model, CMS and APAACO have entered into the Participation Agreement. The term of the Participation Agreement is two performance years, through December 31, 2018. CMS may offer to renew the Participation Agreement for an additional two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein. For more information about the terms of the Participation Agreement, see Note 11 to Notes to Consolidated Financial Statements.

Results of Operations

The following sets forth selected data from our results of operations for the periods presented:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net revenues	$15,674,876	$10,659,708	$5,015,168	47%	$42,669,205	$32,233,441	$10,435,764	32%

Costs and expenses
Cost of services	12,715,864	8,463,541	4,252,323	50%	35,020,052	24,295,598	10,724,454	44%
General and administrative	4,485,932	3,510,045	975,887	28%	12,777,736	11,187,891	1,589,845	14%
Depreciation and amortization	148,934	145,594	3,340	2%	484,147	287,029	197,118	69%

Total costs and expenses	17,350,730	12,119,180	5,231,550	43%	48,281,935	35,770,518	12,511,417	35%

Loss from operations	(1,675,854)	(1,459,472)	(216,382)	15%	(5,612,730)	(3,537,077)	(2,075,653)	59%

Other (expense) income
Interest expense	(9,993)	(100,983)	90,990	-90%	(15,706)	(530,203)	514,497	-97%
Change in fair value of warrant and conversion feature liabilities	300,000	430,396	(130,396)	-30%	1,633,333	313,530	1,319,803	421%
Loss on debt extinguishment	-	(266,364)	266,364	-100%	1	(266,364)	266,364	-100%
Other income (expense)	888	(100,344)	101,232	-101%	13,419	(94,431)	107,850	-114%

Total other income (expense), net	290,895	(37,295)	328,190	-880%	1,631,046	(577,468)	2,208,514	-382%

Loss before provision for (benefit from) income taxes	(1,384,959)	(1,496,767)	111,808	-7%	(3,981,684)	(4,114,545)	132,861	-3%

Provision for (benefit from) income taxes	99,516	36,196	63,320	175%	(127,077)	(57,251)	(69,826)	122%

Net loss	$(1,484,475)	$(1,532,963)	$48,488	-3%	$(3,854,607)	$(4,057,294)	$202,687	-5%

Net income attributable to noncontrolling interest	(248,231)	(152,648)	(95,583)	63%	(551,765)	(642,050)	90,285	-14%

Net loss attributable to Apollo Medical Holdings, Inc.	$(1,732,706)	$(1,685,611)	$(47,095)	3%	$(4,406,372)	$(4,699,344)	$292,972	-6%

Three and Nine Months Ended December 31, 2016 Compared to Three and Nine Months Ended December 31, 2015

Net revenues

Consolidated net revenues for the three months ended December 31, 2016 increased to approximately $15.7 million from approximately $10.7 million for the three months ended December 31, 2015, an increase of approximately $5.0 million or 47%. This increase in consolidated net revenues was primarily due to an increase of approximately $3.6 million associated with Hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California, increase of approximately $1.7 million from MMG, principally due to increased membership and favorable shared risk settlement, and increase of approximately $0.3 million from SCHC and LALC, principally due to increased encounters and patient revenue, partially offset by declines in BCHC revenues of approximately $0.4 million related to a decline in patient admits and census, and Care Clinic and AKM revenues of approximately $0.2 million.

Consolidated net revenues for the nine months ended December 31, 2016 increased to approximately $42.6 million from approximately $32.2 million, an increase of approximately $10.4 million or 32%, as compared to the same period in 2015. The increase in the consolidated net revenues was primarily due to an increase of approximately $8.7 million associated with Hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California. The overall increase in consolidated net revenues benefited from an increase of approximately $3.0 million in MMG revenue related to increase in membership and favorable results in shared risk and accrual of final Risk Adjustment Factor “RAF” revenue, increase of approximately $0.3 million from SCHC, and increase of approximately $0.1 million from CareConnect related to the revenue from the new contract; partially offset by declines in BCHC and HCHHA revenues of approximately $1.2 million, principally due to decrease in census and related revenue, aggregate decline in ACC revenue of approximately $0.4 million, and $0.1 million decline from other operations.

Cost of services

The cost of services for the three months ended December 31, 2016 increased to $12.7 million from $8.5 million, a change of approximately $4.3 million or 50%, as compared to the three months ended December 31, 2015. The increase in cost of service was primarily due to increase of approximately $4.6 million associated with Hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California and increase of approximately $0.3 million from MMG as a result of increased membership. The cost of services increase was partially offset by a decrease in expense in BCHC of approximately $0.2 million due to reduced costs related to decrease in census and revenue, decrease of approximately $0.2 million of LALC, $0.2 million decrease in expenses from AKM and Care Clinic.

The cost of services for the nine months ended December 31, 2016 increased to $35.0 million from $24.3 million, an increase of approximately $10.7 million or 44%, as compared to the same period in 2015. The increase in cost of service was primarily due to increase of approximately $9.9 million associated with hospitalist services from AMH and BAHA, principally due to addition of new contracts in Southern and Northern California. Cost of services was also impacted by higher professional fees, and claims expense in MMG amounting to approximately $2.8 million. The increase was partially offset by decrease in cost of services related to the operations of ACC and AKM of an aggregate of approximately $1.0 million, BCHC and HCHHA cost decreased $0.6 million from decreased patient census, and decrease of $0.4 million   in SCHC and LALC related to decrease in patient encounters.

General and administrative

General and administrative expenses for the three months ended December 31, 2016 increased to $4.5 million from $3.5 million, an increase of approximately $1.0 million or 28%, as compared to the same period of 2015. The increase was primarily due to increases in legal and consulting expenses incurred for the pending merger transaction with NMM (the “Merger”) of approximately $1.0 million, approximately $0.2 million increase in operating costs related to medical assistants for new hospitalist contracts and approximately $0.3 million in new line of business of CareConnect and restructure of HCHHA in FY 2017, partially offset by decrease of approximately $0.5 million related to reduction of operating cost in MMG.

General and administrative expenses for the nine months ended December 31, 2016 increased to $12.8 million from $11.2 million, an increase of approximately $1.6 million or 14%, as compared to the same period of 2015. The increase was primarily due to increases in legal and consulting expenses incurred for the Merger of approximately $1.6 million, approximately $0.5 million increase in operating costs related to medical assistants for new hospitalist contracts, approximately $0.5 million related to SCHC and approximately $0.3 million in new line of business of ApolloCare, partially offset by a decrease of approximately $0.8 million from the reduction in cost related to MMG, approximately $0.3 million from cost management in BCHC and HCHHA and a decrease of $0.2 million related to general management of overhead costs.

Depreciation and amortization

Depreciation and amortization expense for the three months ended December 31, 2016 was unchanged from the expense recorded for the same period of the prior year. Depreciation expense for the nine months ended December 31, 2016 increased by approximately $0.2 million or 69%, due to recurring depreciation and amortization of fixed assets and amortization of new intangible assets acquired by ApolloCare, which was put in use in April 2016.

Interest expense

Interest expense decreased by approximately $0.1 million and $0.5 million or 90% and 97% during the three and nine months ended December 31, 2016, respectively, due to reduction in debt as a result of conversions and repayments in the prior year.

Change in fair value of warrant and conversion feature liabilities

Gain on the change in fair value of the warrant liability decreased by approximately $0.1 million and increased by $1.3 million or (30)% and 421% during the three and nine months ended December 31, 2016, respectively, which resulted from the change in the fair value measurement of the Series A Warrant that was issued to NMM in October 2015, which considered among other things, expected term, the volatility of the share price of our common stock and risk free interest rates.

Other Income

Other income for the three and nine months ended December 31, 2016 decreased by approximately $0.1 million to other income as compared to the three months and nine months ended December 31, 2015, as a result of the reduction in provider incentives from health plans.

Income tax provision (benefit)

Income tax provision for the three months ended December 31, 2016 increased by approximately $60,000 or 175% as compared to the three months ended December 31, 2015.

Income tax benefit for the nine months ended December 31, 2016 increased approximately $70,000 or 122%, as compared to the same period of 2015. The benefit is driven by the projected effective tax rate of the entities for the year ending March 31, 2017 and the difference in the net loss for the nine months ended December 31, 2015 and December 31, 2016.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interest was approximately $248,000 compared to net income attributable to non-controlling interest of approximately $153,000 for the three months ended December 31, 2016 and 2015, respectively. This resulted in an increase of approximately $95,000 or 63%. During the nine months ended December 31, 2016, net income attributable to non-controlling interest decreased by approximately $90,000 or 14%.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, we have incurred a net loss of approximately $3.9 million and used approximately $4.2 million in cash from operating activities during the nine months ended December 31, 2016, and, as of December 31, 2016 have an accumulated deficit of approximately $33.1.

Our current sources of revenues are insufficient to cover our operating costs, and as such, we have incurred an operating loss since its inception. Our primary source of liquidity as of December 31, 2016 is cash and cash equivalents of approximately $4.0 million.

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

For the nine months ended December 31, 2016, cash used in operating activities was approximately $4.2 million. This was the result of net loss of approximately $3.9 million plus the negative change in working capital of approximately $0.3 million and the add-backs of non-cash income of approximately $0.1 million. Non-cash expense (income) primarily include provision for doubtful accounts, depreciation and amortization expense, stock-based compensation expense, amortization of deferred financing costs and the change in the fair value of the NMM Warrant and conversion feature liabilities. Cash used in operations from changes in working capital was primarily due to the increase of approximately $2.8 million in accounts receivable, a decrease of approximately $0.9 million in medical liabilities, approximately $0.2 million increase in prepaid expenses and advances, partially offset by the decrease of approximately $0.3 million in other receivables and an increase in accounts payable and other accrued liabilities of approximately $3.2 million.

For the nine months ended December 31, 2016, cash used in investing activities was approximately $0.5 million and was the result of cash used for the purchase of property and equipment and increase to the restricted cash balance.

For the nine months ended December 30, 2016, net cash used by financing activities was approximately $0.6 million which includes approximately $1.2 million of distributions to a non-controlling interest shareholder, offset by approximately $0.2 million in proceeds from the exercise of warrants and $0.4 million from the issuance of a note payable.

NMM

October 2015 Investment by NMM

On October 14, 2015, we entered into a Securities Purchase Agreement (the “2015 NMM Agreement”) with NMM, pursuant to which we sold to NMM, and NMM purchased from us, in a private offering of securities, 1,111,111 Series A Units, each Series A Unit consisting of one share of Series A Preferred Stock and a Series A Warrant to purchase one share of our Common Stock at an exercise price of $9.00 per share. NMM paid us an aggregate $10,000,000 for the Series A Units, the proceeds of which we used primarily to repay certain outstanding indebtedness owed by us to NNA and the balance for working capital. The Series A Warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits.

On October 15, 2015, we repaid, from the proceeds of the sale of the securities to NMM under the 2015 NMM Agreement, our outstanding term loan and revolving credit facility with NNA pursuant to the Credit Agreement, in the aggregate amount of $7,304,506, consisting of principal plus accrued interest. As of March 31, 2016, no amount remains outstanding to NNA.

The Series A Preferred Stock was mandatorily convertible not sooner than the earlier to occur of (i) the later of (x) January 31, 2017 or (y) 60 days after the date on which we file our quarterly report on Form 10-Q for the period ended September 30, 2016 (the “Redemption Expiration Date”); or (ii) the date on which we receive the written, irrevocable decision of NMM not to require a redemption of the Series A Preferred Stock (as described in the following paragraph), in the event that we engage in one or more transactions resulting in gross proceeds of not less than $5,000,000, not including any transaction with NMM.

At any time prior to conversion and through the Redemption Expiration Date, the Series A Preferred Stock could have been redeemed at the option of NMM, on one occasion, in the event that our net revenue for the four quarters ended September 30, 2016, as reported in our periodic filings under the Exchange Act, were less than $60,000,000, which was the case. In such event, we would have had up to one year from the date of the notice of redemption by NMM to redeem the Series A Preferred Stock, the Series A Warrants and any shares of our common stock issued in connection with the exercise of any Series A Warrants theretofore  (collectively the “Redeemed Securities”), for the aggregate price paid therefor  by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described in the previous paragraph would not take place until such time as it was determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions existed, NMM decided not to have such securities redeemed.

The Company did not attain the $60,000,000 net revenues milestone noted above by September 30, 2016. Accordingly, the Series A were subject to redemption for $10,000,000. However, as part of the proposed merger between NMM and us, NMM entered into NMM Waiver, pursuant to which NMM has relinquished its right of redemption of the Series A Preferred Stock. As a result of the NMM Waiver, the liability has been reclassified to equity as of December 21, 2016 (see “Plan of Merger” below).

March 2016 Investment

On March 30, 2016, we entered into a Securities Purchase Agreement with NMM, pursuant to which we sold to NMM, and NMM purchased from us, in a private offering of securities, 555,555 Series B Units, each Series B Unit consisting of one share of our Series B Preferred Stock and a Series B Warrant to purchase one share of our Common Stock at an exercise price of $10.00 per share. NMM paid us an aggregate $4,999,995 for the Series B Units, the proceeds of which will be used by us for working capital. The Series B Warrants may be exercised at any time after issuance and through March 31, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits.

Plan of Merger

On December 21, 2016, we entered into the Merger Agreement among the Company, Merger Subsidiary, NMM, and Kenneth Sim, M.D., not individually but in his capacity as the Shareholders’ Representative.

Thomas Lam, M.D. and Kenneth Sim, M.D. entered into Voting Agreements with the Company. Under the Voting Agreements, Dr. Sim and Dr. Lam have agreed, among other things, to vote in favor of the approval and adoption of the Merger (as such term is defined below) and the Merger Agreement.

Under the terms of the Merger Agreement, Merger Subsidiary will merge with and into NMM, with NMM becoming a wholly owned subsidiary of Apollo Medical Holdings (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax deferred reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986. In the transaction NMM will receive such number of shares of ApolloMed common stock such that NMM shareholders will own 82% and the Company shareholders will own 18% of issued and outstanding shares at closing. Additionally, NMM has agreed to relinquish its redemption rights relating to preferred stock it owns in the Company pursuant to the terms of a Consent and Waiver Agreement dated as of December 21, 2016 by and between the Company and NMM. The transaction was approved unanimously by the Board of Directors of both companies. Consummation of the Merger is subject to various closing conditions, including, among other things, approval by the stockholders of the Company and the stockholders of NMM. As part of the Merger Agreement, the Company and NMM have made various mutual representations and warranties.

Within five business days following the execution of the Merger Agreement, NMM was required to provide a working capital loan to us in the principal amount of $5,000,000, which loan we received on January 3, 2017. The loan is evidenced by a promissory note, which was issued on January 3, 2017. The promissory note has a term of two years, with our payment obligations commencing on February 1, 2017 and continuing on a quarterly basis thereafter until January 3, 2019. Under the terms of the promissory note, we must pay NMM interest on the principal balance outstanding at the prime rate plus one percent (1%). We may voluntarily prepay the outstanding principal and interest in whole or in part without penalty or premium. Upon the occurrence of any Event of Default (as such term is defined in the promissory note), the unpaid principal amount of, and all accrued but unpaid interest on, the promissory note will become due and payable immediately at the option of NMM. In such event, NMM may, at its option, declare the entire unpaid balance of the promissory note, together with all accrued interest, applicable fees, and costs and charges, including costs of collection, if any, to be immediately due and payable in cash.

The Merger Agreement granted each party the ability to update disclosure schedules through January 20, 2017. If any updated disclosure schedules are found to be unacceptable to the receiving party, as determined in such receiving party’s sole discretion, then such receiving party had the right to terminate the Merger Agreement no later than February 3, 2017.

The Merger Agreement provides that Thomas Lam, M.D., current Chief Executive Officer of NMM, and Warren Hosseinion, M.D., will be Co-Chief Executive Officers of the combined company upon closing of the transaction. Kenneth Sim, M.D., who currently serves as Chairman of NMM, will be Executive Chairman of the Company. Gary Augusta, current Executive Chairman of the Company, will be President, Mihir Shah will continue as Chief Financial Officer, and Hing Ang, current Chief Financial Officer of NMM will be the Chief Operating Officer. Adrian Vazquez, M.D. and Albert Young, M.D. will be Co-Chief Medical Officers. The Board of Directors will consist of nine directors, five of whom will be recommended for nomination to the Company’s Nomination and Corporate Governance Committee from NMM and four of whom will be recommended for nomination of the Company’s Nomination and Corporate Governance Committee from the Company.

Consummation of the Merger is subject to various closing conditions, including, among other things, approval by our stockholders and the stockholders of NMM.

Line of Credit

We have lines of credit from three financial institutions aggregating availability of $480,000, of which $234,264 was outstanding at December 31, 2016. Borrowings under the lines of credit bear interest ranging from 5% through prime rate plus 4.5% per annum. These lines of credit are unsecured.

Additional Borrowings

On November 17, 2016, AMM issued the Chindris Note to Liviu Chindris, M.D. in the principal amount of $400,000, bearing interest at a rate of 12% per annum. The Chindris Note requires repayment of the outstanding principal and accrued interest, in full, on or before February 18, 2017. We anticipate that we will repay the principal and accrued interest on the maturity date. In connection with the Chindris Note, the Company also issued the Chindris Warrant to Dr. Chindris, to purchase up to 5,000 shares of our common stock at an exercise price of $9.00 per share. The relative fair value of the Chindris warrant was $6,880 and was recorded as debt discount to be amortized over the term of the Chindris Note using the straight-line method, which approximates the effective interest method. We amortized $1,147 of debt discount to interest expense for the three and nine months ended December 31, 2016.

MMG

The DMHC oversees the performance of RBOs in California. RBO is measured for TNE, Working Capital, Cash to Claims ratio and Claims Timeliness. MMG is an RBO in California and is required to maintain positive TNE. In the fourth quarter of the year ended March 31, 2016, MMG reported negative TNE. The DMHC determined that, as of February 28, 2016, MMG, was not in compliance with the DMHC’s positive TNE requirement for an RBO. As a result, the DMHC required MMG to develop and implement a CAP for such deficiency. A CAP was submitted and was approved by DMHC in December 2016. As of the December 2016 MMG is in compliance with the DMHC TNE requirement. The DMHC will monitor MMG’s financial performance through the quarter ending March 31, 2017, and, assuming MMG has positive TNE through March 31, 2017, the DMHC will clear MMG from the CAP.

As part of the DMHC review and approval process, AMM and MMG entered into a new MMG Loan Agreement, pursuant to which AMM has agreed to lend MMG up to $2,000,000 in one or more Advances that MMG may request from time to time during the term of the MMG Loan Agreement. Interest on outstanding loans shall accrue interest at a rate equal to the greater of 10% per annum or the LIBOR rate then in effect, and is payable monthly on the first business day of each month. AMM and MMG also entered into a subordination agreement, pursuant to which AMM has agreed, among other things, to irrevocably and fully subordinate its right to repayment of loans under the MMG Loan Agreement, together with interest thereon, to all other present and future creditors of MMG. AMM also agreed that the payment by MMG of principal and interest of loans under the MMG Loan Agreement will be suspended and will not mature when, excluding the liability of MMG to pay AMM principal and interest under the MMG Loan Agreement, if after giving effect to the payment, MMG would not be in compliance with the financial solvency requirements, as defined in and calculated under the Knox-Keene Act and the rules promulgated thereunder. AMM further agreed that, in the event of the liquidation or dissolution of MMG, the payment by MMG of principal and interest to AMM under the MMG Loan Agreement shall be fully subordinated and subject to the prior payment or provision for payment in full of all claims of all other present and future creditors of MMG.

In December 2016, in response to a request by Humana Insurance Company and Humana Health Plan, Inc. (collectively “Humana”), MMG arranged for City National Bank (CNB”) to provide an irrevocable standby letter of credit in an amount up to $235,000 through December 31, 2017, and entered into a security agreement in favor of CNB, due to MMG’s default in certain obligations to Humana under an Independent Practice Association Participation Agreement effective January 1, 2015, including the addenda and attachments thereto, and as amended, including without limitation MMG’s failure to pay certain downstream or subcontracted providers.

Concentration of Payors

Receivables from Government - Medicare/Medi-Cal amounted to approximately 19.1% and 39.3% of total accounts receivable as of December 31, 2016 and March 31, 2016, respectively. Receivables from Allied Physicians amounted to 9.2% and 15.8% of accounts receivable as of December 31, 2016 and March 31, 2016, respectively. The Company anticipates that Medicare/Medi-Cal and Allied Physicians will continue to be significant payors.

Intercompany Loans

				Nine Months Ended December 31, 2016
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	9/30/2018	10%	$3,282,594	$3,282,594	$-	$-
ACC	1,000,000	7/31/2018	10%	1,287,843	1,287,843	5,000	-
MMG	2,000,000	2/1/2018	10%	1,918,724	1,027,898	725,107	-
AKM	5,000,000	5/30/2019	10%	-	-	-	-
SCHC	5,000,000	7/21/2019	10%	2,987,071	2,987,071	50,000	-
BAHA	250,000	7/22/2021	10%	584,525	584,525	-	-
	$23,250,000			$10,060,757	$9,169,931	$780,107	$-

				Year Ended March 31, 2016
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	9/30/2018	10%	$2,240,452	$2,179,721	$-	$-
ACC	1,000,000	7/31/2018	10%	1,318,874	1,277,843	-	-
MMG	2,000,000	2/1/2018	10%	1,586,123	1,586,123	-	-
AKM	5,000,000	5/30/2019	10%	146,280	-	146,280	-
SCHC	5,000,000	7/21/2019	10%	3,231,880	2,852,510	56,287	-
	$23,000,000			$8,523,609	$7,896,197	$202,567	$-

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

Off Balance Sheet Arrangements

As of December 31, 2016, the Company had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as of December 31, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.

Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

Management’s Plan for Remediation

Based on the foregoing material weaknesses, we have determined that, as of December 31, 2016, our internal controls over our financial reporting are not effective. We are continuing to develop a remediation plan outlining the steps and resources necessary to address each material weakness and will implement a program to address these weaknesses. The Company has hired outside consultants in order to enhance our written documentation of internal control policies and procedures. We continue to add employees and consultants to address segregation of duties and we will continue to broaden the scope of our accounting and billing capabilities and realign responsibilities in our financial and accounting review functions. We are also in the process of implementing additional financial reporting controls to ensure proper review and supervision occurs over the financial reporting process.

The actions that we are taking, and will be taking, are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential deficiencies or modify the remediation actions described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

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

Changes in Internal Controls over Financial Reporting

There  has been no change in our internal control over financial reporting during the three-month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the period ended December 31, 2016, the parties resolved the matter in a written settlement agreement without an adjudication or admission of liability by any of the parties.

ITEM 1A. RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 17, 2016, we issued a stock purchase warrant to an individual to purchase 5,000 shares of our common stock at an exercise price of $9.00 per share. The issuance was in connection with a financing transaction pursuant to which we borrowed $400,000 from that individual.

During the nine months ended December 31, 2016, the Company issued 150,000 shares of common stock and received approximately $172,000 from the exercise of certain warrants at an exercise price of $1.1485 per share.

The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1*	Warrant dated November 17, 2016 issued to Liviu Chindris, M.D.

10.1*	Promissory Note (Term Loan) issued November 17, 2016 to Liviu Chindris, M.D. in the principal amount of $400,000.00

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: February 14, 2017	By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

