Form 10-K
period 2017-03-31
Apollo Medical Holdings, Inc.
filed 2017-06-29
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No    ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold on OTC Pink on September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was $13,438,161. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of September 30, 2016 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purpose.

As of June 26, 2017, there were 5,956,877 shares of common stock, $0.001 par value per share, issued and outstanding; 1,111,111 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding; and 555,555 shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2017.

APOLLO MEDICAL HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2017

PART I

INTRODUCTORY COMMENT

Unless the context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our”, “Apollo”, “ApolloMed” and similar words are to Apollo Medical Holdings, Inc. (individually, Holdings”), its wholly owned subsidiaries and affiliated medical groups, including variable interest entities (“VIEs”).

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

The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this report describing the participation of APAACO, Inc. (“APAACO”) in the Next Generation ACO (“NGACO”) model.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital as equity or debt to finance our ongoing operations and new acquisitions, for liquidity, or otherwise;

•	our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D.

•	our ability to locate, acquire and integrate new businesses;

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few key payors;

•	whether or not we receive an “all or nothing” annual payment from the CMS in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	the success of our focus on our NGACO, to which we have devoted, and intend to continue to devote, considerable effort and resources, financial and otherwise;

•	changes in Federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy in locating and acquiring new businesses, and the integration of any acquired businesses with our existing operations;

•	industry-wide market factors and regulatory and other developments affecting our operations;

•	the impact of intense competition in the healthcare industry;

•	changing rules and regulations regarding reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	industry-wide market factors, laws, regulations and other developments affecting our industry in general and our operations in particular;

•	general economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting literature or accounting interpretations;

•	risks related to our ability to consummate the pending merger (the “Merger”) with Network Medical Management, Inc. (“NMM”) and, assuming the Merger is consummated, successfully integrate our operations with those of NMM; and

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new federal healthcare laws, including the Patient Protection and Affordable Care Act (the “ACA”), the rules and regulations promulgated thereunder, any executive or regulatory action with respect thereto and any changes with respect to any of the foregoing in the 115th Congress.

We operate in a rapidly changing industry segment. As a result, our ability to predict results, or the actual effect of future plans or strategies, based on historical results or trends or otherwise, is inherently uncertain. While we believe that the forward-looking statements herein are reasonable, they are merely predictions or illustrations of potential outcomes, and they involve known and unknown risks and uncertainties, many beyond our control, that are likely to cause actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors,” beginning at page 28 below.

ITEM 1.	BUSINESS

OVERVIEW

We are a patient-centered, physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner. Led by a management team with over a decade of experience, we have built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients, particularly senior patients and patients with multiple chronic conditions. We believe that we are well-positioned to take advantage of changes in the rapidly evolving U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

We implement and operate innovative health care models to create a patient-centered, physician-centric experience. We have the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An MSSP accountable care organization (“ACO”), which focuses on providing high-quality and cost-efficient care to Medicare FFS patients;

•	NGACO, which started operations on January 1, 2017, and focuses on providing high-quality and cost-efficient care for Medicare fee-for-service patients;

•	An independent practice association (“IPA”), which contracts with physicians and provides care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;

•	One clinic which we own, and which provides specialty care in the greater Los Angeles area;

•	Hospice care, Palliative care, and home health services, which include our at-home and end-of-life services; and

•	A cloud-based population health management IT platform, which was acquired in January 2016, and includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and also integrates clinical data.

We operate in one reportable segment, the healthcare delivery segment. Our revenue streams, which are described in greater detail below in “Our Revenue Streams and Our Business Operations”, are diversified among our various operations and contract types, and include:

•	Traditional FFS reimbursement; and

•	Risk and value-based contracts with health plans, third party IPAs, hospitals and the NGACO and MSSP sponsored by CMS, which are the primary revenue sources for our hospitalists, ACOs, IPAs and hospice/palliative care operations.

We serve Medicare, Medicaid, health maintenance organization (“HMO”) and uninsured patients in California. We provide services to patients, the majority of whom are covered by private or public insurance, with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

Our mission is to transform the delivery of healthcare services in the communities we serve by implementing innovative population health models and creating a patient-centered, physician-centric experience in a high performance environment of integrated care.

The original business owned by us was ApolloMed Hospitalists (“AMH”), a hospitalist company, which was incorporated in California in June 2001, and which began operations at Glendale Memorial Hospital. Through a reverse merger, we became a publicly held company in June 2008. We were initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy by providing high-quality care and innovative solutions for our hospital and managed care clients.

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

In 2014, we added several complementary operations by acquiring, either directly or through affiliated entities that are wholly-owned by our Chief Executive Officer, Warren Hosseinion, M.D., as nominee shareholder on our behalf of, AKM Medical Group, Inc. (“AKM”), an IPA, outpatient primary care and specialty clinics and hospice/palliative care and home health entities. During fiscal 2016, we combined the operations of AKM into those of MMG.

On July 21, 2014, through an affiliate wholly-owned by Dr. Hosseinion, as nominee shareholder on our behalf, we acquired Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing. SCHC has a management services agreement (“MSA”) with Apollo Medical Management, Inc. (“AMM”), pursuant to which AMM manages all non-medical services for SCHC and has exclusive authority over all non-medical decision making related to the ongoing business operations of SCHC.

On January 12, 2016, through our wholly-owned subsidiary Apollo Care Connect, Inc. (“Apollo Care Connect”), we acquired certain technology and other assets of Healarium, Inc., which provides us with a population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

On November 4, 2016, through an affiliate wholly-owned by Dr. Hosseinion, as nominee shareholder on our behalf, we acquired all the stock of Bay Area Hospitalist Associates, a Medical Corporation, a California professional corporation (“BAHA”) from Scott Enderby, D.O. (“Enderby”). BAHA is a hospitalist, intensivist and post-acute care practice with a presence at three acute care hospitals, one long-term acute care hospital and several skilled nursing facilities in San Francisco.

On December 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which NMM will merge into a wholly-owned subsidiary of ours. NMM is one of the largest healthcare management services organizations (“MSOs”) in the United States, delivering comprehensive healthcare management services to a client base consisting of health plans, IPAs, hospitals, physicians and other health care networks. NMM currently is responsible for coordinating the care for over 600,000 covered patients in Southern, Central and Northern California through a network of ten IPAs with over 2,000 contracted physicians. On a pro forma basis, the combined organization, would provide medical management for over 700,000 patients through a network of over 3,000 healthcare professionals and over 400 employees. The combination of ApolloMed and NMM brings together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies, which we believe will be well positioned for the ongoing transition of U.S. healthcare to value-based reimbursements. The transaction, which is expected to close in the second half of calendar year 2017, is subject to antitrust regulatory clearance and other closing conditions, as well as approval by ApolloMed and NMM stockholders.

On January 18, 2017, CMS announced that APAACO, which is owned 50% by us, had been approved to participate in the new NGACO program (the “NGACO Model”). Through the NGACO Model, CMS has partnered with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017. Previously, APAACO was approved by CMS to operate a Medicare ACO, which is an entity formed by certain health care providers that accepts financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries assigned to the entity. Typically, the health care providers participating in a Medicare ACO continue to bill Medicare under the traditional FFS system for services rendered to beneficiaries. However, a Medicare ACO may share in any Medicare savings achieved with respect to the aligned beneficiary population if the Medicare ACO satisfies minimum quality performance standards. A Medicare ACO may also share in any Medicare losses recognized with respect to the aligned beneficiary population. Medicare ACOs participating in a two-sided risk model are liable to CMS for a portion of the Medicare expenditures that exceed a benchmark.

We operate through the following subsidiaries:

•	AMM
•	Pulmonary Critical Care Management, Inc. (“PCCM”)
•	Verdugo Medical Management, Inc. (“VMM”);
•	ApolloMed ACO;
•	Apollo Palliative Care Services, LLC (“APS”);
•	Best Choice Hospice Care LLC (“BCHC”);
•	Holistic Care Home Health Care Inc. (“HCHHA”);
•	Apollo Care Connect; and
•	APAACO.

We have a controlling interest in APS, which owns two Los Angeles-based companies, BCHC and HCHHA. Our palliative care services focuses on providing relief from the symptoms and stress of a serious illness. The goal is to improve quality of life for both the patient and the patient’s family.

AMM, PCCM and VMM each operates as a physician practice management company and is in the business of providing management services to physician practice corporations under long-term MSAs, pursuant to which AMM, PCCM or VMM, as applicable, manages certain non-medical services for the physician group and has exclusive authority over all non-medical decision making related to ongoing business operations.

Through AMM, we manage our other affiliates, including:

•	AMH;
•	MMG;
•	BAHA; and
•	SCHC

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups.

Through PCCM we manage Los Angeles Lung Center (“LALC”), and through VMM we manage Eli Hendel, M.D., Inc. (“Hendel”). On January 1, 2017, PCCM and VMM amended the MSAs entered into with LALC and Hendel, respectively. Based on our evaluation of current accounting guidance, we determined that we no longer hold an explicit or implicit variable interest in these entities. We have consolidated the results of these entities through December 31, 2016.

The MSAs that AMM, PCCM and VMM enter into with physician groups generally provide for management fees that are recognized as earned based on a percentage of revenues or cash collections generated by the physician practices. During fiscal 2017, we entered into two MSAs with various hospitals to provide staffing.

On February 17, 2015, we entered into a long-term management services agreement (the “Bay Area MSA”) with a hospitalist group located in the San Francisco Bay Area. Under the Bay Area MSA, we provide certain business administrative services, including accounting, human resources management and supervision of all non-medical business operations. We have evaluated the impact of the Bay Area MSA and have determined that it triggers VIE accounting, which requires the consolidation of the hospitalist group into our consolidated financial statements. On November 4, 2016, we acquired BAHA, through an affiliate wholly-owned by Dr. Hosseinion, as nominee shareholder on our behalf. As of the date of acquisition, we obtained a controlling interest in BAHA.

During fiscal 2016, we disposed of substantially all the assets of ACC. ACC was a clinic providing care in the Los Angeles area.

ApolloMed ACO participates in the MSSP, the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. In January 2017, CMS announced that APAACO was approved to participate in the NGACO Model, which began on January 1, 2017 and the All-Inclusive Population-Based Payment (“AIPBP”) track, which began on April 1, 2017. The goal of the NGACO is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Our principal executive offices are located at 700 North Brand Blvd., Suite 1400, Glendale, California 91203 and our telephone number is (818) 396-8050.

ApolloMed was incorporated in the State of Delaware on November 1, 1985 under the name of McKinnely Investment, Inc. On November 5, 1986 McKinnely Investment, Inc. changed its name to Acculine Industries, Incorporated and Acculine Industries, Incorporated changed its name to Siclone Industries, Incorporated on May 24, 1988. On July 3, 2008, Apollo Medical Holdings, Inc. merged into Siclone Industries, Incorporated and Siclone Industries, Incorporated, as the surviving entity from the merger, simultaneously changed its name to Apollo Medical Holdings Inc. Our website URL is http://apollomed.net. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this Report.

OUR INDUSTRY

U.S. healthcare spending has increased steadily over the past 20 years. According to the Centers for Medicare and Medicaid Spending (“CMS”), the estimated total U.S. healthcare expenditures are expected to grow by 5.6% for 2016 through 2025, and 4.7 percent per year on a per capita basis. Health Spending is projected to grow 1.2% faster than the U.S. gross domestic product (“GDP”) over the 2016 through 2025 period; as a result the health share of GDP is expected to rise from 17.8% in 2015 to 19.9 percent by 2025.

CMS further reports that health spending growth by federal and state & local governments is projected to outpace growth by private businesses, households, and private payers over the projection period (5.9% compared to 5.4%, respectively) in part due to ongoing strong enrollment growth in Medicare by the baby boomer generation coupled with continued government funding dedicated to subsidizing premiums for lower income Marketplace enrollees.

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

Hospital care expenditures represent the largest segment of U.S. healthcare industry spending. According to CMS estimates, total hospital spending is anticipated to grow at an average rate of 5.5% per year for 2016 through 2025, compared to 4.9% for 2010 through 2015. The faster growth partly reflects anticipated increases in growth in the use and intensity of hospital services by Medicare’s beneficiaries over coming decade. Hospital price growth is projected to rise from 0.9% in 2015 to an average rate of 2.4% for 2016 through 2015 related to expected faster growth in the prices of inputs required to provide hospital care.

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

According to the Society of Hospital Medicine, the number of hospitalists has grown over the past decade from a few hundred to more than 52,000 at the end of 2016, making it one of the fastest-growing medical specialties in the U.S. The percentage of hospitals using hospitalists has risen from 29% in 2003 to 72% in 2014.

During fiscal 2017, we entered into four new hospitalist service agreements, pursuant to which we provide comprehensive hospitalist services to hospitals. As of March 31, 2017, we provided hospitalist, intensivist and physician advisor services at over 20 hospitals in Southern and Central California, and had contracts with over 50 IPAs, medical groups, health plans and hospitals.

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

Growth in Medicare spending is expected to continue to increase due to population demographics. By the year 2030, the number of these elderly persons is expected to climb to 72.8 million, or 20.3% of the total U.S. population.

Medicare Advantage is a Medicare health plan program developed and administered by CMS as an alternative to the traditional FFS Medicare program. Medicare Advantage plans contract with CMS to provide benefits to beneficiaries for a fixed premium per member per month (“PMPM”). According to the Kaiser Family Foundation (“Kaiser”), in 2016 Medicare Advantage represented only 31% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors. The share of Medicare beneficiaries in such plans has risen rapidly in recent years; according to Kaiser, it reached approximately 33% by the end of open enrollment period in 2017 from approximately 13% in 2004. The reasons for this include that plan costs can be significantly lower than the corresponding cost for beneficiaries in the traditional Medicare FFS program, and plans typically provide extra benefits and provide preventive care and wellness programs.

Many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as us. These integrated healthcare systems, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. Reimbursement models for these arrangements vary around the country. In California, health plans typically prospectively pay the IPA or medical group a fixed PMPM, or capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to IPAs or medical groups, in the aggregate, represent a prospective budget from which the IPA manages care-related expenses on behalf of the population enrolled with that IPA. Those IPAs or medical groups that manage care-related expenses under the capitated levels will realize an operating profit; if care-related expenses exceed projected levels, the IPA will realize an operating deficit.

Integrated healthcare delivery companies such as we can utilize their medical care and quality management strategies and interventions for potential high cost cases and aggressively manage them to improve the health of its population and therefore lower costs for these patients. Additionally, IPAs and medical groups such as MMG have established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high quality care delivered to members and to initiate improvement efforts for physicians whose results can be enhanced.

We provide managed care services through MMG, and we have entered into capitation agreements with health plans, either directly or through an MSO.

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

Commercial

Patients enrolled in health plans offered through their employers are generally referred to as commercial members. According to the United States Census Bureau, in 2014, the last year for which data is available, approximately 55.4% of non-elderly U.S. citizens received their healthcare benefits through their employers, which contracted with health plans to administer these healthcare benefits. Nationally, commercial employer-sponsored health plan enrollment was approximately 150 million in 2015.

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

Health Reform Acts

In an effort to reduce the number of uninsured and intending to control healthcare expenditures, President Obama signed the ACA in 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Acts”). The Health Reform Acts seek a reduction of up to 32 million uninsured individuals by 2019, while potentially increasing Medicaid coverage by up to 16 million individuals and net commercial coverage by 16 million individuals. CMS projects that the total number of uninsured Americans will fall to 23 million by 2023 from 45 million in 2012. The current enrollment numbers (as of February 2016) are roughly 20 million total between the ACA between the Marketplace. The uninsured rate remains at an all-time low with 10.9% of under 65 uninsured as of 4th quarter 2016 according to CDC data. We believe that this represents a significant new market opportunity for health plans and integrated healthcare delivery companies. Efforts to amend, or repeal and replace, the ACA and Health Reform Acts, could have a material impact on our business and market opportunities. See Item 1A, “Risk Factors” below.

As of March 31, 2017, MMG delivered services to nearly 15,000 members through a network of over 140 primary care physicians and over 380 specialist physicians.

ACOs

One provision of the Health Reform Acts required CMS to establish an MSSP that promotes accountability and coordination of care through the creation of ACOs, which, as described below, are eligible to participate in some of the savings generated by such ACOs. The Medicare FFS program was designed for beneficiaries in the Medicare FFS program. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care and reduce unnecessary costs. Eligible providers, hospitals and suppliers may participate in the MSSP by creating an ACO and then applying to CMS. MSSP ACOs must have at least 5,000 Medicare beneficiaries in order to be eligible to participate in the program.

The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The MSSP rewards ACOs that lower their healthcare costs while meeting performance standards on quality of care and patient satisfaction. Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment system. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the program’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A minimum savings rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACO. The MSR varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and increasing to 2% for ACOs with more than 60,000 patients. The MSSP program is an all-or-nothing system, that is, an ACO either earns all of its allocable savings or none of it. In performance year 2014 (fiscal 2016), we did not receive an MSSP payment from CMS. Although we exceeded our total benchmark expenditures, generating $3.9 million in total savings and achieving an ACO Quality Score of 90.4% on its Quality Performance Report, CMS determined that we did not meet the minimum savings threshold in performance year 2015 and therefore did not receive the “all or nothing” annual shared savings payment in fiscal 2017. We are eligible to be considered for an all-or-nothing payment under this program for performance year 2016 (which, if it is paid, would be paid to us in fiscal 2018). However, we do not believe that we will be eligible to receive payments for performance years beginning 2017, because of our transition to, and business focus on, the NGACO Model, in which we are participating as of January 1, 2017.

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

In January 2016, CMS announced the first batch of participants in the NGACO Model. CMS is implementing the NGACO Model under section 1115A of the Social Security Act, which authorizes CMS, through its Center for Medicare and Medicaid Innovation, to test innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or Children’s Health Insurance Program expenditures while maintaining or improving the quality of beneficiaries’ care. The purpose of the NGACO Model is to test an alternative Medicare ACO payment model. Specifically, this model will test whether health outcomes improve and Medicare Parts A and B expenditures for Medicare FFS beneficiaries decrease if Medicare ACOs (1) accept a higher level of financial risk compared to existing Medicare ACO payment models, and (2) are permitted to select certain innovative Medicare payment arrangements and to offer certain additional benefit enhancements to their assigned Medicare FFS beneficiaries. On January 18, 2017, CMS announced that APAACO had been approved to participate in the NGACO Model. Through this new model, CMS will partner with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. APAACO began operations on January 1, 2017.

To position ourselves to participate in the NGACO Model, we have devoted, and intend to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model, and refocused away from certain other parts of our historic business and revenue streams, which will receive less emphasis in the future and could result in reduced revenue from these activities. No revenues were generated from the NGACO Model in fiscal 2017.

Hospice Care, Palliative Care and Home Health Organizations

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

Our IPA entered into an agreement with an MSO to receive 98% of the gross revenue received for all enrollees attributable to us during the term of the provider service agreement (“PSA”) and we are responsible for all medical services required by the enrollees.

ACOs

We currently own one MSSP ACO, ApolloMed ACO, and co-own one NGACO with NMM, APAACO. ACOs are entities that contract with CMS to serve the Medicare FFS population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.

ApolloMed ACO

In 2012, we formed an MSSP ACO, ApolloMed ACO, which focuses on providing high-quality and cost-efficient care to Medicare FFS patients. Through ApolloMed ACO, we provide the following services for its physicians and patients:

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

As of March 31, 2017, ApolloMed ACO had over 30 physicians and nearly 2,200 Medicare FFS beneficiaries in California. The decrease in physicians and Medicare FFS beneficiaries compared to fiscal 2016 is primarily the result of providers enrolling in our NGACO and their patients becoming beneficiaries under our NGACO.

APAACO

On January 18, 2017, CMS announced that APAACO had been approved to participate in the NGACO Model. APAACO had applied to participate in the NGACO Model in 2016 and had received conditional approval from CMS in August 2016. The NGACO Model is a new CMS program that builds upon previous ACO programs. Through this new model, CMS will provide an opportunity to APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward to participate in this new attribution-based risk sharing model. As discussed in more detail below, there are different levels of financial risk and reward a NGACO may select, and the extent of risk and reward may be limited on a percentage basis.

APAACO began operations on January 1, 2017. Under the NGACO Model, APAACO will be responsible for the medical management and care coordination of over 32,000 Medicare beneficiaries in California. This number may decrease due to beneficiaries who join a managed care (HMO) plan, pass away or move out of the our service area. In 2016, in advance of commencing our participation in the program, APAACO signed agreements with over 700 providers, including more than 590 physicians, 18 hospitals, more than 15 skilled nursing facilities and multiple labs, radiology centers, outpatient surgery centers, dialysis clinics and other service providers.  Under the terms of our agreements with these parties, the NGACO Model providers, including hospitals, agreed to receive 100% of their claims for ACO beneficiaries reimbursed by APAACO.  APAACO negotiated discounted Medicare rates with multiple physicians and other service providers, discounted diagnosis-related group rates with multiple hospitals and discounted resource utilization group rates with multiple skilled nursing facilities.

In connection with the approval by CMS for APAACO to participate in the NGACO Model, CMS and APAACO have entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”). AMM has a long-term MSA with APAACO. The term of the Participation Agreement is two performance years, through December 31, 2018. CMS may offer to renew the Participation Agreement for an additional two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein, and CMS has the authority to alter or change the program over this time period.

Among many requirements to be eligible to participate in the NGACO Model, ACOs must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. APAACO started its performance year with 32,078 assigned Medicare beneficiaries.

The NGACO Model uses a prospectively-set cost benchmark, which is established prior to the start of each performance year. The benchmark is based on four factors:

Baseline: The 2017 performance year NGACO Model baseline for APAACO is based on calendar year 2014 expenditures. The baseline is updated each year to reflect the NGACO’s participant list for the given year.

Trend: A projected trend that is similar to the national projected trend used in the Medicare Advantage program.

Risk Adjustment: To account for differing medical condition acuity of an ACO’s beneficiaries. The risk adjustment is based on Hierarchical Condition Category (“HCC”) risk scores. The ACO’s full HCC risk score has an annual cap of up to 3%.

Discount: Unlike the MSSP ACO program, the NGACO Model does not utilize a Minimum Savings Rate. Instead, CMS applies a discount to the benchmark once the baseline has been calculated, trended and risk-adjusted. The base discount is 2.25% and can range from 0% to 3% depending on the three factors of (1) regional efficiency, (2) national efficiency and (3) quality score attained by the ACO.

NGACOs must provide a financial guarantee to CMS. The financial guarantee must be in an amount equal to 2% of its total capped Medicare Part A and Part B expenditures for beneficiaries. CMS allows the following forms of financial guarantees: (1) funds placed in an escrow amount; (2) a line of credit as evidenced by a letter of credit upon which only CMS may draw; or (3) a surety bond.

APAACO’s total capped Medicare Part A and Part B expenditures were approximately $335 million for performance year 1, and therefore APAACO submitted a letter of credit for $6.7 million to CMS.

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

APAACO shall maintain the privacy and security of all NGACO-related information that identifies individual beneficiaries in accordance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Privacy and Security Rules and all relevant HIPAA guidance applicable to the use and disclosure of protected health information by covered entities, as well as applicable state laws and regulations.

The Participation Agreement requires APAACO to report specified information on a publicly accessible website maintained by it, which information includes organizational information, shared savings and shares losses information, and performance on quality measures.

The NGACO Model offers two risk arrangement options. In Arrangement A, the ACO takes 80% of Medicare Part A and Part B risk. In Arrangement B, the ACO takes 100% of Medicare Part A and Part B risk. Under each risk arrangement, the ACO can cap aggregate savings and losses anywhere between 5% to 15%. The cap is elected annually by the ACO. APAACO has opted for Risk Arrangement A and a shared savings and losses cap of 5%.

The NGACO Model offers four payment mechanisms:

•	Payment Mechanism #1: Normal fee-for-service.

•	Payment Mechanism #2: Normal fee-for-service plus Infrastructure payments of $6 Per Beneficiary Per Month (“PBPM”).

•	Payment Mechanism #3: Population-Based Payments (“PBP”). PBP payments provide ACOs with a monthly payment to support ongoing ACO activities. ACO participants and preferred providers must agree to percentage payment fee reductions, which are then used to estimate a monthly PBP payment to be received by the ACO.

•	Payment Mechanism #4: AIPBP. Under this mechanism, CMS will estimate the total annual expenditures of the ACO’s aligned beneficiaries and pay that projected amount in PBPM payments. ACOs in AIPBP may have alternative compensation arrangements with their providers, including 100% fee-for-service, discounted fee-for-service, capitation or case rates.

APAACO began operations on January 1, 2017. APAACO opted for, and was approved by CMS to participate in, the AIPBP track, which is the most advanced risk-taking payment model, effective April 1, 2017. APAACO is the only ACO in the United States out of 44 approved NGACOs that is participating in the AIPBP track. Under the AIPBP track, CMS will estimate the total annual expenditures for APAACO's patients and then pay that projected amount to us in a per-beneficiary, per-month payment. We would then be responsible for paying all Part A and Part B costs for in-network participating providers and preferred providers with whom it has contracted.

The NGACO Model provides ACOs with additional tools not found in the ACO programs, but that are used in the Medicare Advantage program to improve quality and lower cost, including preferred provider networks, negotiated discounts and beneficiary incentives.

AMM has entered into a long-term MSA with APAACO (the “APAACO MSA”). Under the APAACO MSA, AMM provides APAACO with care coordination, data analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare FFS beneficiaries. APAACO employs local operations and clinical staff to drive physician engagement and care coordination improvements.

Clinics

Our outpatient clinics provide specialty services, such as cardiology and pulmonary services. We also own an imaging center complete with magnetic resonance imaging (MRI), compound tomography (CT), cardiac echo, ultrasound, and nuclear and exercise stress-test equipment. Our clinics focus on the efficient delivery of ambulatory treatment and ancillary services, with an increasing emphasis on preventive care and managing chronic conditions. Our clinics also serve as post-discharge centers for patients who have just left the hospital.

Our clinics are located within our historical core service areas in the greater Los Angeles area. The clinics have served their communities for many years, handle approximately 25,000 patient visits per year and provide specialty services and lab and imaging services.

Hospice Care, Palliative Care and Home Health Care Operations

Our hospice care, palliative care and home health operations provide hospice care, palliative care and home health services for patients using an interdisciplinary team composed of physicians, nurses and other healthcare workers. For hospice services, depending on the needs of the specific patient in each case, our service team may include a physician, nurse, home health aide, medical social worker, chaplain, dietary counselor and bereavement coordinator. Our hospice and palliative care services are provided in the patient's home, assisted living or nursing home or in a hospital. Our home health services are provided directly in each patient’s home and may include skilled nursing and therapy services, as well as specialty programs such as disease management education, nutrition and help with daily living activities.

Our hospice and home health services are currently offered only in Southern California, with an average daily census of about 28 hospice patients and 80 home health patients during fiscal 2017. We experienced a decrease in patients compared to fiscal 2016 primarily as a function of restructuring our hospice/palliative care and home health operations.

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

Strong Management Team

Our management team has, collectively, decades of experience managing physician practices, risk-based organizations, health plans, hospitals and health systems. Our management team members have a deep understanding of the healthcare marketplace, emerging trends and a vision for the future of healthcare delivery that is driven by physician-driven healthcare networks.

Strong Relationships with Physicians

As of March 31, 2017, our physician network consisted of over 1,000 contracted physicians, including hospitalists, primary care physicians and specialist physicians, through our owned and affiliated physician groups and ACO.

Long-Standing Relationships with Clients Generating Recurring Contractual Revenue

We have long-standing relationships with multiple health plans, hospitals, hospital systems and IPAs which generate recurring contractual revenue.

Comprehensive and Effective Medical Management and Population Health Management Programs

We have developed comprehensive and effective programs for patients with multiple chronic conditions as well as hospitalized patients. Using our own proprietary risk assessment scoring tool, we have also developed our own protocol for identifying high-risk patients. In addition, we have developed expertise in population health management and care coordination, further expanded as a result of our recent acquisition of Apollo Care Connect. Additionally, we have developed expertise in proper medical coding which results in improved Risk Adjustment Factor (“RAF”) scores and higher payments from health plans, both for our own IPA patients and other client IPAs. We have also developed expertise in improving quality metrics, both in the inpatient and outpatient setting. We believe our hospitalists have been able to improve hospital core measure quality metrics, patient satisfaction scores and financial metrics, and in the outpatient setting, we believe that we improved the CMS Quality Score in our ACO and also improved the STAR rating of our IPA. CMS implemented a five-star quality rating for participants in the Medicare Advantage program in 2008.

OUR REVENUE STREAMS

We generate revenue through various contractual agreements which vary in both structure and by type of business operation. These contracts are multi-year renewable contracts that include traditional FFS, capitation, case rates, and professional and institutional risk contracts. Our revenue streams consist of contracted, FFS, capitation and MSSP revenue.

Contracted revenue

Contracted revenue represents revenue generated under management agreements for which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contracted revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-upon hourly rates. Additionally, contracted revenue also includes supplemental revenue from hospitals where we may have an FFS contract arrangement or provide physician advisory services to the medical staff at a specific facility. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit, compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual basis considering the variable factors negotiated in each such agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. In certain cases, the revenue is also subject to achieving certain quality metrics.

FFS revenue

FFS revenue represents revenue earned under agreements in which we bill and collects the professional component of charges for medical services rendered by our contracted and employed physicians. Under our FFS arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. FFS revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in our consolidated financial statements. The recognition of net revenue (gross charges less contractual allowances) from patient visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment for such services.

Capitation revenue

Capitation revenue represents revenue that we generate based on agreements that generally make us liable for excess medical costs. The use of capitation under PSAs is intended to control the use of health care resources by putting us at financial risk for services provided to patients. Capitation is a fixed amount of money per patient per unit of time paid in advance for the delivery of health care services. The actual amount of money paid to us is determined by the ranges of services that we provide, the number of patients involved, and the period of time during which the services are provided. Capitation rates under our PSAs are generally based on local costs and average utilization of services. To ensure that contracting physicians provide necessary care to their patients, we monitor and measure rates of resource utilization in physician practices and submit reports to appropriate regulators. These reports are made available to the public as a measure of health care quality, and can be linked to financial rewards, such as bonuses. For example, we receive incentives under “pay-for-performance” programs for quality medical care, based on various criteria.

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

We consider revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received. We received an MSSP payment in fiscal 2015 but we did not receive an MSSP payment in fiscal 2016 or fiscal 2017. We are eligible to be considered for an all-or-nothing payment under this program for performance year 2016 (which, if it is paid, would be paid to us in fiscal 2018). However, we do not believe that we will be eligible to receive payments for performance years beginning 2017, because of our transition to, and business focus on, the NGACO Model, in which we are participating as of January 1, 2017.

NGACO Model

Through APAACO, we participate in the NGACO Model sponsored by CMS. For each performance year, CMS will determine APAACO’s Performance Year Benchmark. No later than 15 days before the beginning of each performance year, CMS will provide APAACO with a Performance Year Benchmark Report consisting of APAACO’s Performance Year Benchmark. On a quarterly basis during each performance year, CMS shall provide APAACO with a Quarterly Financial Report. The Quarterly Financial Report may comprise adjustments to the Performance Year Benchmark resulting from updated information regarding any factors that affect the Performance Year Benchmark calculation. For each performance year, APAACO will submit to CMS its selections for risk arrangement; the amount of a savings/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO model. APAACO must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.

For each performance year, CMS will pay APAACO in accordance with the alternative payment mechanism, if any, for which CMS has approved APAACO; the risk arrangement for which APAACO has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year, and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to APAACO setting forth the amount of any shared savings or shared losses and the amount of other monies owed. If CMS owes APAACO shared savings or other monies owed, CMS will pay APAACO in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If APAACO owes CMS shared losses or other monies owed as a result of a final settlement, APAACO shall pay CMS in full within 30 days after the relevant settlement report is deemed final. If APAACO fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS will assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by APAACO.

Our NGACO operations began on January 1, 2017. APAACO was approved to participate in the AIPBP track, which is the most advanced risk-taking payment model, effective April 1, 2017. APAACO is the only ACO in the United States out of 44 approved NGACOs that is participating in the AIPBP model. Under the AIPBP track, CMS will estimate the total annual expenditures for APAACO's patients and then pay that projected amount to us in a per-beneficiary, per-month payment. We would then be responsible for paying all Part A and Part B costs for in-network participating providers and preferred providers with whom it has contracted.

No revenues were generated from the NGACO Model in fiscal 2017 and management is in the process of evaluating the appropriate revenue recognition.

Hospitalist Agreements

During the year, we entered into several new hospitalist agreements with hospitals, whereby we earn a stipend fee plus a fee based on an agreed percentage of fee-for-service collections. The fee is recorded at an amount net of the portion owed to the hospitals (we collect all fees on behalf of the hospitals). The fee revenue is further reduced by a portion subject to quality metrics which is only recorded as revenue upon our meeting these metrics. We considered the indicators of gross revenue and net revenue reporting and determined that revenue from this arrangement is recorded at net.

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

•          ACO and APAACO. ApolloMed ACO and APAACO are different versions of a “shared savings” performance model that, in each case, has contracted with CMS and earns revenue from MSSP based on cost-savings achieved. As discussed above, the MSSP reward ACOs that lower their healthcare costs while meeting performance standards on quality of care and patient satisfaction on an all-or-nothing basis once a year.

•          Care Clinics - ApolloMed Care Clinic’s clinics receives the majority of their revenue from traditional FFS models where the physicians are paid based on professional fee schedules from various health plans, and also receive capitated payments from IPAs, including MMG.

•          Palliative Care, Home Health and Hospice Service Operations - APS, which includes BCHC and Holistic Health, receives both FFS and contracted revenue. Under the home health Prospective Payment System (“PPS”) of reimbursement, for Medicare and Medicare Advantage programs paid at episodic rates, we estimate net revenues to be recorded based on a reimbursement rate which is determined using relevant data, relating to each patient’s health status including clinical condition, functional abilities and service needs, as well as applicable wage indices to give effect to geographic differences in wage levels of employees providing services to the patient. Billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over an average patient treatment period. The process for recognizing revenue to be recorded is based on certain assumptions and judgments, including (i) the average length of time of each treatment as compared to a standard 60 day episode; (ii) any differences between the clinical assessment of and the therapy service needs for each patient at the time of certification as compared to actual experience; and (iii) the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, are discharged but readmitted to another agency within the same 60-day episodic period or are subject to certain other factors during the episode. Revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk.

Key Payors

We have a few key payors that represent a significant portion of our net revenue. For the fiscal year ended March 31, 2017, four payors accounted for approximately 47.2% of our net revenue. For the fiscal year ended March 31, 2016, three payors accounted for 55.4% of our net revenue.

	Year Ended March 31, 2017	Year Ended March 31, 2016
Governmental - Medicare/Medi-Cal	18.8%	29.8%
L.A Care	13.1%	15.7%
Allied Physicians	8.5%	0.0%
HealthNet	6.8%	9.9%

GEOGRAPHIC COVERAGE

Our business and operations are located exclusively in California, and all of our revenue is derived from our operations in California. As of March 31, 2017, through our managed physician practices, we provided hospitalist services at more than 20 acute-care hospitals and long-term acute care facilities in California, and operated one specialty medical clinic in the Los Angeles area. MMG provides primary and specialist care through its contracted physicians to over 15,000 patients throughout the greater Los Angeles area. ApolloMed ACO has nearly 2,200 Medicare beneficiaries assigned to it by CMS in California. Additionally, we had approximately 32,000 beneficiaries in our NGACO, exclusively in California at the start of our performance year in January 2017.

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

Expand ambulatory services and further our population health strategies. We are flexible and competitive in a dynamic healthcare environment. We intend to continue to add medical management and population health management resources to our ambulatory care services. We intend to pursue further strategies in physician practice management and population health services, such as predictive analytics and telemedicine services. We also intend to pursue the expansion of certain strategic services, such as home health care, hospice and palliative care services in an attempt to create a more comprehensive network of healthcare services.

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

Expand our relationships with payors and facilities in selective markets across the United States. We intend to explore ways to develop relationships with existing and new health plans and hospitals in selective markets across the United States in order to participate in the growing hospitalist medicine market, under value-based contracts.

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

On January 12, 2016, through our wholly-owned subsidiary Apollo Care Connect, we acquired certain technology and other assets of Healarium, Inc. This acquisition provides us with a population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data. We issued 275,000 shares of our common stock in exchange for the acquired assets and the seller paid us $200,000.

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

On November 4, 2016, through an affiliated wholly-owned by Dr. Hosseinion, as nominee shareholder on our behalf, we acquired all the stock of Bay Area Hospitalist Associates, a Medical Corporation, a California professional corporation (“BAHA”) from Scott Enderby, D.O. (“Enderby”). BAHA is a hospitalist, intensivist and post-acute care practice with a presence at three acute care hospitals, one long-term acute care hospital and several skilled nursing facilities in San Francisco.

Proposed Merger

On December 21, 2016, we entered into the Merger Agreement, pursuant to which NMM will merge into a wholly-owned subsidiary of ours. NMM is one of the largest healthcare MSOs in the United States, delivering comprehensive healthcare management services to a client base consisting of health plans, IPAs, hospitals, physicians and other health care networks. NMM currently is responsible for coordinating the care for over 600,000 covered patients in Southern, Central and Northern California through a network of ten IPAs with over 2,000 contracted physicians. On a pro forma basis, the combined organization, would provide medical management for over 700,000 patients through a network of over 3,000 healthcare professionals and over 400 employees. The combination of ApolloMed and NMM brings together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies, which we believe will be well positioned for the ongoing transition of U.S. healthcare to value-based reimbursements. The transaction, which is expected to close in the second half of calendar year 2017, is subject to antitrust regulatory clearance and other closing conditions, as well as approval by ApolloMed and NMM stockholders.

For all purposes of this report, unless expressly indicated otherwise, we have discussed our present and intended operations, opportunities and challenges without consideration of the Merger or the effect of the Merger, if and should it be consummated.

CORPORATE PRACTICE OF MEDICINE

Our consolidated financial statements include our accounts and those of our subsidiaries and certain affiliated medical practices. Some states have laws that prohibit business entities with non-physician owners, such as us, from practicing medicine, which are generally referred to as corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting. California is a corporate practice of medicine state. Therefore, in California, we operate by maintaining long-term management service agreements with our affiliates, each of which are owned and operated by physicians only, and which employ or contract with additional physicians to provide hospitalist services. Under MSAs, we provide and perform all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. The management agreements typically have an initial term of 20 years unless terminated by either party for cause. These MSAs are not terminable by our affiliates, except in the case of gross negligence, fraud, or other illegal acts by us, or our bankruptcy.

Through the MSAs and our relationship with the physician owners of our medical affiliates, we have exclusive authority over all non-medical decisions related to the ongoing business operations of those affiliates. Consequently, we consolidate the revenue and expenses of our affiliates from the date of execution of the management agreements, as the primary beneficiary of these VIEs.

When necessary, Dr. Hosseinion, our Chief Executive Officer, serves as nominee shareholder, on our behalf, of affiliated medical practices, in order to comply with corporate practice of medicine laws and certain accounting rules applicable to consolidated financial reporting by our affiliates, as VIEs.

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

Hospitalists

AMH faces competition primarily from numerous small inpatient practices as well as large physician groups, many of whom have greater financial, personnel and other resources available to them. Some of our competitors operate on a national level, such as EmCare, Team Health and Sound Physicians, In addition, because the market for hospitalist services is highly fragmented and the ability of individual physicians to provide services in any hospital where they have certain credentials and privileges, competition for growth in existing and expanding markets is not limited to our largest competitors.

IPAs

Our affiliated IPA, MMG, competes with other IPAs, medical groups and hospitals, many of whom have greater financial, personnel and other resources available to them. For example, in Los Angeles, examples of our competitors include Regal Medical Group and Lakeside Medical group, which are part of the Heritage Provider Network (“Heritage”), as well as HealthCare Partners, which is owned by DaVita HealthCare Partners (“DaVita”).

ACOs

ApolloMed ACO and APAACO compete with hospitals, sophisticated provider groups, and MSOs in the creation, administration, and management of ACOs, many of whom have greater financial, personnel and other resources available to them. For example, in Los Angeles, competitors with APAACO include Heritage California ACO and DaVita Medical ACO California.

Hospice Care, Palliative Care and Home Health Care

The palliative care and hospice care providers with which we compete include not-for-profit and charity-funded programs that may have strong ties to their local communities and for-profit programs, many of whom have greater financial, personnel and other resources available to them. Home health providers include not-for-profit and for-profit facility-based agencies, such as hospitals or nursing homes, as well as independent companies, some of which are large publicly-traded companies and which have greater financial, personnel and other resources available to them.

APS competes with hospice and home health agencies, many of whom have greater financial, personnel and other resources available to them. In Los Angeles, our competitors include Vitas and Lakeview.

PROFESSIONAL LIABILITY AND OTHER INSURANCE COVERAGE

Our business has an inherent and significant risk of claims of medical malpractice against our affiliated physicians and us. Our independent physician contractors and we pay premiums for third-party professional liability insurance that indemnifies our affiliated hospitalists and us on a claims-made basis for losses incurred related to medical malpractice litigation. Professional liability coverage is required in order for our affiliated hospitalists to maintain hospital privileges. Our physicians carry first dollar coverage with limits of liability equal to not less than $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year.

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

REGULATORY MATTERS

Significant Federal and State Healthcare Laws Governing Our Business

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the U.S. Department of Health and Human Services (“HHS”), Office of the Inspector General, the U.S. Department of Justice, CMS, and various state authorities. We have included brief descriptions of some, but not all, of the laws and regulations that affect our business below.

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

Health Information Privacy and Security Standards

Among other directives, the Administrative Simplification Provisions of HIPAA required HHS to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “HIPAA covered entities,” which include entities like the Company, our affiliated hospitalists, and practice groups.

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

Violations of the HIPAA privacy and security standards may result in civil and criminal penalties. Historically, these included: (1) civil money penalties of $100 per incident, to a maximum of $25,000, per person, per year, per standard violated and (2) depending upon the nature of the violation, fines of up to $250,000 and imprisonment for up to ten years. The passage of HITECH significantly modified the enforcement structure, creating a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. We must also comply with the “breach notification” regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI,” which is defined by HHS guidance, as well as the Secretary of HHS (the “HHS Secretary”) and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. Formal enforcement of the new breach notification regulations began on February 22, 2010.

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

Some of the relevant laws, regulations, and agency interpretations in the State of California and other states that have corporate practice prohibitions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities and other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this occurred, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements. If we were required to restructure our operating structures due to determination that a corporate practice of medicine violation existed, such a restructuring might include revisions of our MSAs, which might include a modification of the management fee, and/ or establishing an alternative structure.

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

Under the Civil Monetary Penalties law of the Social Security Act, a person, including any individual or organization, may be subject to civil monetary penalties, treble damages and exclusion from participation in federal health care programs for certain specified conduct. One provision of the Civil Monetary Penalties law precludes any person (including an organization) from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services that the person knows or should know (a) were not provided as described in the coding of the claim, (b) is a false or fraudulent claim, (c) is for a service furnished by an unlicensed physician, (d) is for medical or other items or services furnished by a person or an entity that is in a period of exclusion from the program or (e) are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as specifically permitted under the Civil Monetary Penalties law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties of up to $10,000 for each wrongful act.

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

Knox-Keene Act and Other State Insurance Laws

Some of the medical groups and IPAs that have entered into management services agreements with us, have historically contracted with health plans and other payors to receive a per member per month (“PMPM”) or percentage of premium capitation payment for professional (physician) services and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payors separately enter into contracts with hospitals that directly receive payment (either a capitation or FFS payment) and assume some type of contractual financial responsibility for their institutional (hospital) services. In some instances, the Company’s managed medical groups and IPAs have been paid by their contracting payor for the financial outcome of managing the care dollars associated with both the professional and institutional services received by the medical groups’ and IPAs’ members. In the case of institutional services, the medical groups and IPAs have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. Notwithstanding, neither the Company nor any of its managed medical groups or IPAs are contractually obligated to pay claims to any hospitals or other institutions under these arrangements. The Department of Managed Health Care (the “DMHC”) of California licenses and regulates health care service plans pursuant to the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”). We do not hold a limited Knox-Keene license. If DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having a limited Knox-Keene license, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Home Health and Hospice Regulation

We have invested in business lines consisting of home health, hospice and palliative care, which require compliance with additional regulatory requirements. For example, we must comply with laws relating to hospice care eligibility, the development and maintenance of plans of care, and the coordination of services with nursing homes or assisted living facilities, where many of our patients live. In addition, our hospice programs are licensed as required under state law as either hospices or home health agencies.

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

From time to time we receive survey reports containing statements of deficiencies. We review such reports and take appropriate corrective action. If a hospice or home health agency were found to be out of compliance and actions were taken against that hospice or home health agency, this could materially adversely affect the entity’s ability to continue to operate, to provide certain services and to participate in the Medicare and Medicaid programs, which could materially adversely affect our business operations.

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

EMPLOYEES

As of March 31, 2017, we and our affiliated clinics had 149 employees, of whom 115 were full-time and 34 were part-time, and approximately 80 were employed or independent contractor physicians. We also had a broader physician network which, as of March 31, 2017, consisted of approximately 1,000 additional contracted physicians who provided services to us. None of our employees is a member of a labor union, and we have never experienced a work stoppage. We believe that we enjoy a good working relationship with our employees.

ITEM 1A.	RISK FACTORS

Risk Relating to Our Business

We have a history of losses, and may have to further reduce our costs by curtailing future operations to continue as a business.

Historically, we have had operating losses and our cash flow has been inadequate to support our ongoing operations. For the fiscal year ended March 31, 2017, we had a net loss of approximately $8.7 million, and as of March 31, 2017, we had an accumulated deficit of approximately $37.7 million. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to integrate recently acquired businesses and continue growing our existing operations. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and/or try to raise working capital from other sources. These measures could materially and adversely affect our ability to operate our business as we presently do and execute our business model.

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred net loss of approximately $8.7 million and used approximately $8.1 million in cash from operating activities during the year ended March 31, 2017, and, as of March 31, 2017 have an accumulated deficit and a stockholders’ deficit attributable to ApolloMed of approximately $37.7 million and $0.3 million, respectively. The primary source of liquidity as of March 31, 2017 is cash and cash equivalents of approximately $8.7 million. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

We need to raise additional capital, which might not be available.

We require significant additional capital for general working capital and liquidity needs. If our cash flow and existing working capital are not sufficient to fund our general working capital and liquidity requirements, as well as any debt service requirements, we will have to raise additional funds by selling equity, issuing debt, borrowings, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives for raising additional funds may be available, or available on acceptable terms to us, in amounts sufficient for us to meet our requirements. Our failure to obtain any required new financing may, if needed, require us to reduce or curtail certain existing operations or make us unable to continue to operate our business.

The Merger has not yet been consummated and the failure to consummate the Merger could have a material adverse effect on our business.

On December 21, 2016, we entered into the Merger Agreement with NMM. Consummation of the Merger is subject to antitrust regulatory clearance and other closing conditions, as well as approval by NMM stockholders and our stockholders, none of which has yet occurred. If for any reason the Merger is not consummated, we would have significant financial obligations to NMM in connection with previous financing transactions in which we have engaged. Additionally, as we anticipate that NMM will be an important future source of working capital for us after the consummation of the Merger, we might lose such additional funding. Furthermore, there are several areas of operations in which NMM and we work together, including APAACO, which is owned 50% by NMM and 50% by us, as well as MSAs we have with certain NMM affiliates. If for any reason the Merger is not consummated, we cannot predict the effect this would have on areas where we operate together and for which we are dependent upon significant revenue.

The pendency of the Merger could have an adverse effect on our business, financial condition, results of operations or business prospects.

The pendency of the Merger could disrupt our business in the following ways, among others:

•	Our employees may experience uncertainty regarding their future roles in the company, which might adversely affect our ability to retain, recruit and motivate key personnel; and

•	the attention of our management may be directed towards the completion of the Merger and other transaction-related considerations and may be diverted from our day-to-day business operations, and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us.

Should they occur, any of these matters could adversely affect our business, financial condition, results of operations or business prospects.

Covenants in the Merger Agreement place certain restrictions on the conduct of our business prior to the closing of the Merger, including entering into a business combination with another party.

The Merger Agreement restricts NMM and us from taking certain specified actions with respect to the conduct of its business without the other party’s consent while the Merger is pending. These restrictions may prevent us from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to our business or executing certain of its business strategies prior to the completion of the Merger, which opportunities, alternatives or other changes could be favorable to our stockholders.

There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the benefits that we expect to obtain from the Merger and any failure to complete the Merger could harm our future business and operations.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. There can be no assurance that NMM or we will be able to satisfy the closing conditions or that closing conditions beyond our respective control will be satisfied or waived. In addition, NMM or we can agree at any time to terminate the Merger Agreement. NMM and we can also terminate the Merger Agreement under other specified circumstances.

If the Merger is not completed within the anticipated timeframe, such delay could result in additional transaction costs or other effects associated with uncertainty about the Merger. Furthermore, if the Merger is not completed, our ongoing businesses could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including without limitation the following:

•	certain costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;

•	if the Merger Agreement is terminated under certain circumstances, we may be required to pay NMM a termination fee of $1.5 million;

•	the attention of our management may have been diverted to the Merger rather than to our operations and the pursuit of other opportunities that could have been beneficial to us;

•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the company;

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger;

•	the price of our stock may decline and remain volatile;

•	we have been subject to certain restrictions on the conduct of our businesses which may have prevented us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•	we may be subject to litigation related to the Merger or any failure to complete the Merger.

In addition, if the Merger Agreement is terminated, we might have an immediate financial need to raise additional capital to fund our business and meet our expenses, including both transactional and operational expenses.

The terms of debt agreements could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions and an event of default under our debt agreements could harm our business.

Agreements for any future indebtedness would likely contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Debt agreements often include covenants that, among other things, generally:

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

No assurances can be given that we will be able to meet any of the financial covenants in favor of a creditor, and, if we were to fail to meet any financial covenants, there would be an event of default and no assurance can be given that a creditor would waive such default, which in turn could result in a material adverse effect on our financial condition and ability to continue our operations.

We are required to prepare and file with the SEC a registration statement covering the sale of a former creditor’s registrable securities by December 31, 2017.

On March 28, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius SE & Co. KGaA (“Fresenius”), which has been amended from time to time. Presently, we are required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities issued pursuant to the Credit Agreement by December 31, 2017. If we fail to do so by such date, and for each month thereafter until we file the registration statement registering NNA’s registrable securities, we must pay NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in shares of our common stock. This may result in the dilution of the ownership interests of our stockholders.

We are required to obtain NNA’s consent to the preparation and filing of any registration statement except in limited circumstances.

We will have to obtain the consent of NNA before filing any registration statement except in limited circumstances, and there can be no assurance that NNA will provide such a consent, if required. If NNA does not provide such a consent, or conditioned its consent on any new requirements, we may be unable to file a registration statement in the future, even if such filing is necessary to raise capital needed to operate our business.

The nature of our business and rapid changes in the healthcare industry makes it difficult to reliably predict future growth and operating results.

Rapidly changing Federal and state healthcare laws, and the regulations thereunder, make it difficult to anticipate the nature and amount of medical reimbursements, third party private payments and participation in certain government programs. For example, we were awarded a participation agreement under CMS’ MSSP in July 2012, to operate as an ACO. ACO has received an “all or nothing” payment under the MSSP program for services rendered in fiscal 2015, but did not receive such a payment for fiscal 2016 or fiscal 2017. This makes it difficult to forecast our future earnings, cash flow and results of operations. The evolving nature of the current medical services industry increases these uncertainties.

We may encounter difficulties in managing our growth.

We may not be able to successfully grow and expand. Successful implementation of our business plan requires that we manage our growth, including potentially rapid and substantial growth, which could result in an increase in the level of responsibility for management personnel and strain on our human and capital resources. To manage growth effectively, we will be required, among other things, to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and attract and retain sufficient numbers of qualified personnel. If we are unable to implement and scale improvements to all our control systems in an efficient and timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the services required to successfully execute our business plan. Failure to attract and retain sufficient numbers of qualified personnel could further strain our human resources and impede our growth or result in ineffective growth. Moreover, the management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, the failure to do may have a material adverse effect on our business, results of operations and financial condition.

We may be unable to successfully integrate recently acquired and launched entities and may have difficulty predicting the future needs of those entities.

In fiscal 2015, we acquired SCHC, AKM, BCHC and HCHHA, and launched ACC and APS. In fiscal 2016, we formed Apollo Care Connect and combined the operations of AKM into those of MMG, and disposed of substantially all the assets of ACC. In fiscal 2017, we acquired BAHA and formed APAACO to operate under the NGACO Model.

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

There can be no assurance that we will be able to manage the integration of our acquisitions or the growth of such acquisitions effectively.

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

Our growth-by-acquisition strategy involves significant costs, including financial advisory, legal and accounting fees, and may include additional costs, including costs of fairness opinions, labor costs, termination payments, contingent payments and bonuses, among others. These costs could put a strain on our available cash and cash flow, which in turn could adversely affect our overall financial condition.

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

Our future growth could be harmed if we lose the services of Dr. Hosseinion.

Our success depends to a significant extent on the continued contributions of our key management personnel, particularly our Chief Executive Officer, Warren Hosseinion, M.D., for the management of our business and implementation of our business strategy. We have entered into an employment agreement with Dr. Hosseinion and we hold a $5 million key man life insurance policy. The loss of Dr. Hosseinion’s services could have a material adverse effect on our business, financial condition and results of operations.

Our current principal stockholders have significant influence over us and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree. This includes that our founders, Warren Hosseinion, M.D. and Adrian Vazquez, M.D., combined currently own more than 35% of our shares and have significant influence over our operations and strategic direction.

Our executive officers and directors, together with holders of greater than 5% of our outstanding common stock, as a group, currently beneficially own approximately 70% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock, assuming they agree, have the ability to control all matters submitted to our stockholders for approval, including among other things:

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

This concentration of ownership is underscored by the fact that Dr. Hosseinion (who currently owns approximately 19% of our common stock) and Dr. Vazquez (who currently owns approximately 16% of our common stock) together currently own more than 35% of our common stock and exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As stockholders, Drs. Hosseinion and Vazquez are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally. Their concentrated holdings of so much of our common stock may harm the value of our shares and discourage investors from investing in us. Drs. Hosseinion and Vazquez could also seek to delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that other stockholders may support, or conversely this concentrated control could result in the consummation of a transaction that other stockholders may not support.

If our agreements or arrangements with Dr. Hosseinion or physician groups are deemed invalid under state corporate practice of medicine and similar laws, or Federal law, or are terminated as a result of changes in state law, it could have a material impact on our results of operations and financial condition.

There are various state laws, including laws in California, regulating the corporate practice of medicine which prohibits us from owning various healthcare entities. This corporate practice of medicine prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. As a result, we have structured other agreements and arrangements with these entities, such as having Dr. Hosseinion hold shares in such practices as nominee shareholder for our benefit. If these agreements and arrangements were held to be invalid under state laws prohibiting the corporate practice of medicine, a significant portion of our revenues would be affected, which may result in a material adverse effect on our results of operations and financial condition. Additionally, any changes to Federal or state law that prohibit such agreements or arrangements could also have a material adverse effect upon our results of operations and financial condition.

If we lost the services of Dr. Hosseinion for any reason, the contractual arrangements with our VIEs could be in jeopardy.

Because of corporate practice of medicine laws, many of our affiliated physician practice groups are either wholly-owned or primarily owned by Dr. Hosseinion as nominee shareholder for our benefit. If Dr. Hosseinion died, was incapacitated or otherwise was no longer affiliated with our company, there could be a material adverse effect on the relationship between each of those VIEs and us and, therefore, our business as a whole could be adversely affected.

The contractual arrangements we have with ours VIEs is not as secure as direct ownership of such entities.

Because of corporate practice of medicine laws, we enter into contractual arrangements to manage certain affiliated physician practice groups, which allows us to consolidate those groups with us for financial reporting purposes. If we had direct ownership of certain of our affiliated entities, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of those entities, which could effect changes at the management and operational level. Under our contractual arrangements, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the entities and the entities’ equity holders to perform their obligations in order to exercise our control over the entities. If any of these affiliated entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Any failure by our key affiliated entities or their equity holders to perform their obligations under the contractual arrangements they have with us would have a material adverse effect on our business, results of operations and financial condition. We also own the majority, and not all, of the equity of certain subsidiaries.

Several of our affiliated physician practice groups are owned by other physicians who could die, become incapacitated or otherwise become no longer affiliated with us. Although the terms of the MSAs we have with these affiliates provide that the MSA will be binding on the successors of such affiliates’ equity holders, as those successors are not parties to the MSAs, it is uncertain whether the successors in case of the death, bankruptcy or divorce of an equity holder would be subject to such MSAs.

In addition, although we consolidate in our financial reporting and business structure ApolloMed ACO and APS, individuals other than Dr. Hosseinion, who acts as nominee shareholder for our benefit of AMM, also own approximately 20% of the equity of ApolloMed ACO and 44% of the equity in APS.  Additionally, we consolidate APAACO in our financial reporting, although we own 50% of the equity in that entity.

Our operations are dependent on a few key payors.

We had four payors during the year ended March 31, 2017 that accounted for 18.8%, 13.1%, 8.5% and 6.8% of net revenues, respectively. We had three payors during the fiscal year ended March 31, 2016 that accounted for 29.8%, 15.7% and 9.9% of net revenues, respectively. We believe that a majority of our revenue will continue to be derived from a few payors. Each payor may immediately terminate any of our contracts or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms or at all, for any reason, would materially and adversely affect our results of operations and financial condition.

A decline in the number of patients we serve could have a material adverse effect on our results of operations.

Like any business, a material decline in the number of patients we serve, whether they or a third party government or private entity is paying for their healthcare, could have a material adverse effect on our results of operations and financial condition.

ACOs are relatively new and undergoing changes, additionally CMS may change or discontinue the MSSP program.

The Company has invested resources in both applying to participate in the MSSP and in establishing initial infrastructure. The MSSP program and the rules regarding ACOs has been altered and may be further altered in the future. Any material change to the MSSP program and ACO requirements, governance and operating rules, could provide a significant financial risk for us and alter our strategic direction, thereby producing stockholder risk and uncertainty. In addition, we could be terminated from the MSSP if we do not comply with the MSSP participation requirements.

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

During the fiscal year ended March 31, 2015, we were awarded and received approximately a $5.4 million payment related to savings achieved from July 1, 2012, through December 31, 2013, which represented 16% of our net revenue during the year ended March 31, 2015. During the fiscal years ended March 31, 2016 and 2017, we did not receive any MSSP payment. We are eligible to be considered for an all-or-nothing payment under this program for performance year 2016 (which, if it is paid, would be paid to us in fiscal 2018). However, we do not believe that we will be eligible to receive payments for performance years beginning 2017, because of our transition to, and business focus on, the NGACO Model, in which we are participating as of January 1, 2017.

Moreover, if amounts are payable to us under the MSSP, they will be paid on an annual basis significantly after the time they are earned. Additionally, since MSSP payments, if any, are made once annually, we would not receive such payments spread out over our fiscal year and, consequently, revenue may be materially lower in quarters when any MSSP-related payments are not received by us.

The success of our emphasis on the new NGACO Model is uncertain.

To position ourselves to participate in the NGACO Model, we have devoted, and intend to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model, and refocused away from certain other parts of our historic business and revenue streams, which will receive less emphasis in the future and could result in reduced revenue from these activities. It is unknown at this time if this strategic decision will be successful in terms of our emphasis on the NGACO Model and/or placing less emphasis on certain other parts of our core business and revenue streams.

The results of the NGACO Model are unknown.

The NGACO Model is a new CMS program that builds upon previous ACO programs, including the MSSP program. Through the NGACO Model, CMS will provide an opportunity to APAACO and other NGACOs experienced in coordinating care for populations of patients, and whose provider groups are willing to assume higher levels of financial risk and reward, to participate in this new attribution-based risk sharing model. In January 2017, CMS approved APAACO to participate in the NGACO Model and CMS and APAACO have entered into a Participation Agreement with a term of two performance years through December 31, 2018. CMS may offer to renew the Participation Agreement for an additional two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the program over this time period. The number of Medicare ACOs continues to rise in total but there are still a growing number of program types and demonstrations that could be consolidated and impact APAACO.

The NGACO Model program has certain political risks.

If the ACA is amended or repealed and replaced, or if CMMI is terminated, the NGACO Model program could be discontinued or significantly altered. In addition, CMS leadership could be changed and influenced by Congress and/or the current Administration. Additionally, CMS or CMMI may elect to combine any existing programs, including bundled payments, which could greatly alter the NGACO Model program.

APAACO’s participation in the NGACO Model program subjects it to certain regulatory risks.

Among many requirements to be eligible to participate in the NGACO Model program, APAACO must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. Although APAACO started its 2017 performance year with more than 32,000 assigned Medicare beneficiaries, there can be no assurance that APAACO will maintain the required number of assigned Medicare beneficiaries, and, if that number were not maintained, APAACO would become ineligible for the program.

APAACO is subject to changing state laws and regulations.

NGACOs are required to comply with all applicable state laws and regulations regarding provider-based risk-bearing entities. If these laws or regulations change, for example, to require a Knox-Keene license in California, which we do not have, APAACO could be required to cease its NGACO operations.

APAACO may experience losses due to the NGACO Model Program.

APAACO is responsible for savings and losses from claims. The NGACO Model uses a prospectively-set cost benchmark, which is established prior to the start of each performance year. The benchmark is based on various factors, including baseline expenditures with the baseline updated each year to reflect the NGACO’s participant list for the given year. The 2017 performance year NGACO Model baseline for APAACO is based on calendar year 2014 expenditures that are then trended. Regional, population and time adjustments could potentially underestimate APAACO’s actual expenditures for its Medicare Part A and Part B beneficiaries.

If claims cost rise from benchmark, or 2014 and/or 2017 are statistically anomalies, APAACO could experience losses due to the NGACO Model program, which could be significant prior to any adjustment in benchmarked expenditures.

Additionally, given that APAACO is providing care coordination but does not employ any physicians nor provide direct patient care, the degree of influence APAACO has could be limited and out of its direct control. Because of APAACO’s limited influence, it is possible APAACO may not be able to influence provider and preferred provider behavior, utilization and patient costs.

APAACO’s dependence on CMS creates uncertainty and subjects APAACO to potential liability.

APAACO relies on CMS for design, oversight and governance of the NGACO Model program. Accurate data, claims benchmarking and calculations, timely payments and periodic process reviews are key to program success. In addition to APAACO’s administrative and care coordination operating costs, APAACO may not generate savings through its participation in the NGACO Model. Any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount.

APAACO chose to participate in the AIPBP payment mechanism, which entails certain special risks.

APAACO chose to participate in the AIPBP payment mechanism, and is the only NGACO to have chosen this payment mechanism. Under the AIPBP payment mechanism, CMS will estimate the total annual Part A and Part B Medicare expenditures of APAACO’s assigned Medicare beneficiaries and pay that projected amount in per beneficiary per month payments. APAACO chose “Risk Arrangement A”, comprising 80% risk for Part A and Part B Medicare expenditures and a shared savings and losses cap of 5%, or as a result a 4% effective shared savings and losses cap when factoring in 80% risk impact. APAACO’s benchmark Medicare Part A and Part B expenditures for beneficiaries for its 2017 performance year are approximately $335 million, and under “Risk Arrangement A” of the AIPBP payment mechanism APAACO could therefore have profits or be liable for losses of up to 4% of such benchmarked expenditures, or approximately $13.4 million. While performance can be monitored throughout the year, end results will not be known until 2018.

CMS has indicated that its initial financial reports to participants in the NGACO Model may not be complete.

The NGACO Model is new and CMS is implementing extensive reporting protocols in connection therewith. CMS has indicated that it does not anticipate initial reports under the NGACO Model to be indicative of final results of actual risk-sharing and revenues to which we are entitled, especially for the period January 1, 2017 through March 31, 2017, which is the first quarter of the NGACO program and the fourth quarter of our 2017 fiscal year. This is because there are inherent biases in reporting the results at such an early juncture. Were that to be the case, we might not report accurately our revenues for this period, which could be subject to adjustment in a later period once we receive final results from CMS.

APAACO requires significant capital reserves for program participation.

NGACOs must provide a financial guarantee to CMS. The financial guarantee must be in an amount of 2% of the NGACO’s benchmark Medicare Part A and Part B expenditures. APAACO’s benchmark Medicare Part A and Part B expenditures for beneficiaries for its 2017 performance year being approximately $335 million, APAACO submitted a letter of credit for $6.7 million for the 2017 program year. If APAACO reaches the maximum of its shared losses of $13.4 million, it may need to pay another $6.7 million to CMS or CMS may change or alter the risk reserve process or amount. Additionally, the incurred but not reported (“IBNR”) methodology utilized by CMS could have a negative impact on APAACO and affect working capital and capital requirements.

APAACO is responsible for savings and losses related to care received by its patients at Out-of-Network Providers which could negatively impact our ability to control claim costs.

Medicare beneficiaries in a NGACO Model program are not required to receive their care from a narrow network of contracted providers and facilities, which could make it challenging for APAACO to control the financial risks of those beneficiaries. CMS notified APAACO that its Medicare beneficiaries historically have received approximately 62% of their care at non-contracted, out-of-network ("OON") providers. While not responsible for paying claims for OON providers, APAACO may have difficulty managing patient care and costs as compared to in-network providers. Additionally, APAACO is responsible for savings and losses of this population using OON providers, which could adversely impact our financial results.

In addition, if APAACO is successful under its Participation Agreement with CMS in encouraging more of its patients to receive their care with contracted, in-network providers, there is the possibility that the monthly AIPBP payments will be insufficient to cover current expenditures, since the AIPBP payments will be based on historical in-network/out-of-network ratios. This could potentially result in negative cash-flow problems for APAACO, if increased payments need to be made to contracted, in-network providers, especially if CMS fails to monitor this in-network/OON ratio on a frequent periodic basis and reconciliation payments are materially delayed.

There is uncertainty regarding the initial design and administration of the NGACO Model program.

Due to the newness of the NGACO Model program and the fact that APAACO is the only company participating in the AIPBP track, APAACO is subject to initial program challenges including, but not limited to, process design, data and other related program aspects. APAACO has already experienced various apparent errors in the NGACO Model program and APAACO has been working with CMS, including senior CMS management, on these issues, but the resolution and impact on APAACO remains uncertain. Moreover, there is the potential for new or additional issues to be experienced with CMS which could negatively impact APAACO. Among other things, the AIPBP claims processing methodology is complex and could create reimbursement delays to contracted APAACO providers, which could cause some providers to terminate their agreements with APAACO. For example, services provided by contracted APAACO providers with Dates of Service (“DOS”) from January 1, 2017 to March 31, 2017 were to be paid by CMS. All services provided with DOS from April 1, 2017 onward were to be paid by APAACO. However, a flaw in the claims processing system of one of CMS’ contractors caused payments to contracted APAACO providers to be unpaid or to be paid at a reduced rate from January 1, 2017 to March 31, 2017. Various providers expressed dissatisfaction about this and several decided to terminate their agreements with APAACO. Consequently, there is the actual and potential risk of damaging goodwill with APAACO’s contracted providers, which could have a material adverse effect on the operations and financial condition of APAACO in particularly and our results of operations and financial condition on a consolidated basis.

APAACO has also experienced weaknesses in the NGACO Model program beneficiary alignment methodology. For example, some patients see more than one primary care provider (“PCP”) in a calendar year. CMS could attribute a patient to one PCP rather than another, which could create potential liability for APAACO. For example, when APAACO sent letters to its patients, as required by CMS, it received several calls from PCPs who did not join APAACO, but whose patients were attributed to another PCP. There could also be liability where a PCP has a capitated contract with APAACO, but the PCP’s patient also sees another PCP, whether that PCP was contracted with APAACO or not. APAACO’s expenditures could increase due to CMS having paid an additional PCP, or to the extent that APAACO has to pay for a PCP that is not an APAACO contracted provider.

AIPBP operations and benchmarking calculations are complex.

AIPBP operations and benchmarking calculations are complex and can lead to errors in the application of the NGACO Model program, which could create reimbursement delays to our providers and adversely affect APAACO’s performance and results of operations. For example, APAACO has discovered a feature in the AIPBP claims files that do not allow APAACO to break down certain claims amounts by individual patient codes. This feature has created confusion for APAACO contracted providers in reconciling their payments, causing some providers to terminate their agreements with APAACO. This feature could also create uncertainty with those agreements with providers that include capitation plus carve-outs for certain procedures. APAACO has sought to address its concerns about such feature with CMS and CMS has informed APAACO that CMS’ contractor is unable to remedy this situation for at least the foreseeable future.

CMS relies on multiple third-party contractors to manage the NGACO Model program, which could hinder performance.

In addition to CMS reliance, CMS relies on various third parties to effect the NGACO program. This may be other departments of the U.S. government, such as the Center for Medicare and Medicaid Innovation (“CMMI”). CMS relies on multiple third party contractors to manage the NGACO Model program, including claims and auditing. Due to such reliance, there is the potential for errors, delays and poor communication among the differing entities involved, which are beyond the control of APAACO. This could negatively impact APAACO’s results of operations specifically and our results of operations on a consolidated basis.

Third parties used by APAACO could hinder performance.

APAACO uses select third parties. This could create operational and performance risk if, for example, the third party does not perform its responsibilities properly. Additionally, APAACO has contracted with participating Part A and Part B providers and was able to contract discounted Medicare, Diagnosis-Related Group and Resource Utilization Group rates with multiple providers. However, APAACO providers could decide to change or discontinue these contractual rates or to terminate their agreements with APAACO.

Risk-sharing arrangements that MMG has with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability. MMG also has a key contract with Prospect Medical Group and its management service organization, which if terminated could materially affect our business.

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

If MMG is not able to satisfy DMHC requirements, MMG could become subject to sanctions and its ability to do business in California could be limited or terminated.

The DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of a risk-bearing organization (“RBO”) in California, including capitated physician groups, such as MMG. Under DMHC regulations, our affiliated physician groups are required to, among other things:

•	Maintain, at all times, a minimum “cash-to-claims ratio” (where “cash-to-claims ratio” means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability). The regulations currently require a cash-to-claims ratio of 0.75; and

•	Submit periodic reports to the DMHC containing various data and attestations regarding performance and financial solvency, including incurred but not reported calculations and documentation, and attestations as to whether or not the organization was in compliance with the Knox-Keene Act requirements related to claims payment timeliness, had maintained positive tangible net equity (i.e. at least $1.00), and had maintained positive working capital (i.e. at least $1.00).

In the event that a physician organization is not in compliance with any of the above criteria, the organization would be required to describe in a report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance. Additionally, under these regulations, the DMHC can make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event our affiliated physician groups are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, our affiliated physician groups could be subject to sanctions, or limitations on, or removal of, its ability to do business in California.

MMG is currently attempting to confirm that it is in compliance with certain financial requirements of the DMHC.

Our IPA, MMG, was not in compliance with certain DMHC financial requirements, including tangible net equity (“TNE”). We have increased our intercompany line of credit to MMG to provide additional capital in attempt to comply partially with the DMHC’s requirements. Through a plan of remediation that we presented to the DMHC and which plan it approved, we must contribute additional funds, cut costs, increase revenue or a combination of the above, which we have done. As a result of the foregoing actions we took, MMG had positive TNE as of the third quarter of fiscal 2017 and has maintained positive TNE to date. Since DMHC requirements are that an RBO should have positive TNE for one full quarter to be taken off a corrective action plan (“CAP”), we believe that MMG is currently in compliance with DMHC requirements. The DMHC is currently reviewing filings we have made to confirm this compliance. However, there can be no assurance that MMG will remain in compliance with DMHC requirements. To the extent that we are required to contribute additional capital to MMG in the future, we would have less available cash to use on other parts of our business.

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

The healthcare industry is highly competitive.

There are many other companies and individuals currently providing health care services, many of which have been in business longer than we have been, and/or have substantially more financial and personnel resources than we have. We compete directly with national, regional and local providers of inpatient healthcare for patients and physicians. Other companies could enter the market in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, DaVita and Heritage, each of which has greater financial and other resources available to them. We also compete with physician groups and privately-owned health care companies in each of our local markets. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Since there are virtually no capital expenditures required to enter the industry, there are few financial barriers to entry. Individual physicians, physician groups and companies in other healthcare industry segments, including hospitals with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position. In addition, certain governmental payors contract for services with independent providers such that our relationships with these payors are not exclusive, particularly in California, where all of our operations, providers and patients are located.

Additionally, as we have expanded into palliative, home health and hospice care through APS, we face competitors that have traditionally concentrated in this segment and that may have greater resources and specialized expertise than we have. In many areas in which our palliative, home health and hospice care programs are located, we compete with a large number of organizations, including:

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

For the year ended March 31, 2017, we derived approximately 49% of our net revenue for physician services from contracts directly with hospitals, other inpatient and post-acute care facilities. Our current partner facilities may decide not to renew our contracts, introduce unfavorable terms, or reduce fees paid to us. Any of these events may impact the ability of our physician practice groups to operate at such facilities, which would negatively impact our revenue, results of operations and financial condition.

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

In the recent past, we have identified material weaknesses in our internal controls, which we have remediated. However, we cannot provide assurances that these weaknesses will be not recur or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and could lead to a decline in our stock price, or result in action against us.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In the recent past, we have identified a number of material weaknesses in our disclosure controls and procedures. These material weaknesses could have allowed the reporting of inaccurate or incomplete information regarding our business in our public filings and have required us to devote substantial resources to mitigating and resolving the weaknesses we have identified. Despite these efforts, we cannot provide assurances that these weaknesses will not recur or that additional material weaknesses will not occur in the future.

Additionally, we intend to continue to grow our business, in part, through the acquisition of new entities and the consummation of the Merger. If and when we acquire such existing entities, or consummate the Merger, our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such entities, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired companies with our own. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these requirements are time-consuming and expensive, creating pressure on our financial resources and, accordingly, our results of operations and financial condition.

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

Our business and operations are located in one state, California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery, reimbursements, financial requirements or other aspects of regulation of the healthcare industry could have an adverse effect on our business, results of operations and financial condition.

A prolonged disruption of the capital and/or credit markets may adversely affect our future access to capital, our cost of capital and our ability to continue operations.

We have relied substantially on the capital and credit markets for liquidity and to execute our business strategies, which includes a combination of internal growth and acquisitions. Volatility and disruption of the U.S. capital and credit markets may adversely affect our access to capital and/or increase our cost of capital. Should current economic and market conditions deteriorate, our ability to finance our ongoing operations and our expansion may be adversely affected, we may be unable to raise necessary funds, our cost of debt or equity capital may increase significantly if we are able to raise capital, and future access to capital markets may be adversely affected.

We may be required to use a significant amount of cash on hand and/or raise capital if we are required to repay the holder of our $4,990,000 convertible note.

On March 30, 3017, we issued a Convertible Promissory Note to Alliance Apex, LLC (“Alliance”) for $4.99 million (the “Alliance Note”). The Alliance Note is due and payable to Alliance on (i) December 31, 2017, or (ii) the date on which the Merger is terminated, whichever occurs first (“Maturity Date”). Upon the closing, on or before the Maturity Date, of the Merger, the Alliance Note, together with accrued and unpaid interest, shall automatically be converted (a “Mandatory Conversion”) into shares of our common stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions that occur after the date of the Alliance Note. If the Merger is not consummated, we will be obligated to repay the Alliance Note, which would require a significant amount of cash on hand or the need to raise capital to pay off or refinance the Alliance Note. There can be no assurance that is such event arose, we would have sufficient cash on hand to repay the Alliance Note or could raise capital on favorable terms, or at all, to repay the Alliance Note.

Uncertain or adverse economic conditions may have a negative impact on our industry, business, results of operations or financial position.

Uncertain or adverse economic conditions could have a negative effect on the fundamentals of our business, results of operations and/or financial position. These conditions could have a negative impact on our industry. There can be no assurance that we will not experience any material adverse effect on our business as a result of future economic conditions or that the actions of the U.S. Government, Federal Reserve or other governmental and regulatory bodies, for the purpose of stimulating the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, our customers or our financial condition, results of operations or the price of our securities. Potential consequences of the foregoing include:

•	our ability to issue equity and/or borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to access capital;

•	potential increased costs of borrowing capital if interest rates rise;

•	adverse terms imposed on us by any equity investor;

•	the possible impairment of some or all of the value of our goodwill and other intangible assets; and

•	the possibility that any then-existing lenders could refuse to fund any commitment to us or could fail, and we may not be able to replace or refinance the financing commitment of any such lender on satisfactory terms, or at all.

Actual or perceived difficulties in the global capital and credit markets have adversely affected, and uncertain or adverse economic conditions may negatively affect, our business. Ongoing uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend primarily on California and U.S. economic conditions and their impact on purchases of, or capitated rates for, our delivery of healthcare services. As a result of the global financial crisis that began in 2008, which was experienced on a broad and extensive scope and scale, and the last recession in the United States, general economic conditions deteriorated significantly, and, although the markets have improved significantly, the overall economic recovery since that time has been uneven. Declines in consumer and business confidence and private as well as government spending during and since the last recession, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, as well as government budgeting, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is significantly exposed to risks associated with government spending and private payor reimbursement rates. Economic conditions may remain uncertain for the foreseeable future. We believe that this general economic uncertainty may continue in future periods, as our patients, private payors and government payors alter their purchasing activities in response to the new economic reality, and, among other things, our patients may change or scale back healthcare spending, and private and government payors could reduce reimbursement rates, which we have experienced. Additional consequences of such adverse effects could include the delay or cancellation of consumer spending for discretionary and non-reimbursed healthcare. Future disruption of the credit markets, increases in interest rates and/or sluggish economic growth in future periods could adversely affect our patients’ spending habits, private payors’ access to capital (which supports the continuation and expansion of their businesses) and governmental budgetary processes, and, in turn, could result in reduced revenue to us. The continuation or recurrence of any of these conditions may adversely affect our cash flow, results of operations and financial condition. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results. If we are unable to adequately respond to or forecast further changes in demand for healthcare services, our results of operations, financial condition and business prospects may be materially and adversely affected.

Many of our agreements with hospitals and medical groups are relatively short term or may be terminated without cause by providing advance notice, and any such termination could have a material adverse effect on our financial results, operations and future business plans.

Many of our hospitalist and other operating agreements are relatively short term or may be terminated without cause by providing advance notice. If these agreements are terminated before the end of their terms, at the end of their term or are not renewed, we would lose the revenue generated by those agreements. Any such terminations could have a material adverse effect on our results of operations, financial condition and future business plans.

Many of our agreements with hospitals and medical groups include prohibitions against our hiring physicians or patients or competing with the hospital or medical group, which limits our ability to implement our business plan in certain areas.

Because many of our hospitalist and other operating agreements include prohibitions on our hiring physicians or patients or competing with the hospital or medical group, our ability to hire physicians, attract patients or conduct business in certain areas may be limited in some cases.

If there is a change in accounting principles or the interpretation thereof by the Financial Accounting Standards Board (“FASB”) affecting consolidation of VIEs, it could impact our consolidation of total revenues derived from such affiliated physician groups.

Our financial statements are consolidated and include the accounts of our majority-owned subsidiaries and various non-owned affiliated physician groups that are VIEs, which consolidation is effectuated in accordance with applicable accounting rules. In the event of a change in accounting principles promulgated by FASB or in FASB’s interpretation of its principles, or if there were an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, we may not be permitted to continue to consolidate the total revenues of such organizations.

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

If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE guidance in Accounting Standards Codification (“ASC”) 810, the enterprise should apply the traditional voting control model (also outlined in ASC 810) which focuses on voting rights. In our case, the VIE consolidation model applies to our controlled, but not owned, physician affiliated entities. Our determination regarding the consolidation of our affiliates could be challenged, which could have a material adverse effect on our operations.

Risks Related to Healthcare Regulation

The healthcare industry is complex and intensely regulated at the federal, state, and local levels and government authorities may determine that we have failed to comply with applicable laws or regulations.

As a company involved in providing healthcare services, we are subject to numerous federal, state and local laws and regulations. There are significant costs involved in complying with these laws and regulations. Moreover, if we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid. We may also be required to change our method of operations. These consequences could be the result of current conduct or even conduct that occurred a number of years ago. We also could incur significant costs merely if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state or local government will determine that we are not operating in accordance with law, or whether, when or how the laws will change in the future and impact our business. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot predict the effect that the ACA and its implementation, amendment, or repeal and replacement, may have on our business, results of operations or financial condition.

The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing legal challenges create an uncertain environment for how the ACA may affect our business, results of operations and financial condition.

However, some of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective starting in 2010. Although the expansion of health insurance coverage should increase revenues from providing care to previously uninsured individuals, many of these provisions of the ACA, as currently provided, will continue to become effective beyond 2017, and the impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the HHS Secretary to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of U.S. governors opposed their state’s participation in the expanded Medicaid program, which resulted in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been, and are continuing to be, introduced in Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law.

The ACA changed how healthcare services are covered, delivered, and reimbursed. The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program.

The Health Care Reform Acts mandated changes specific to home health and hospice benefits under Medicare. For home health, the Health Care Reform Acts mandated the creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the Health Care Reform Acts require the HHS Secretary to test different models for delivery of care, some of which would involve home health services. They also require the HHS Secretary to establish a national pilot program for integrated care for patients with specific conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Health Care Reform Acts further direct the HHS Secretary to rebase payments for home health, which will result in a decrease in home health reimbursement beginning in 2014 that is being phased-in over a four-year period. The HHS Secretary is also required to conduct a study to evaluate cost and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress. Beginning October 1, 2012, the annual market basket rate increase for hospice providers was reduced by a formula that caused payment rates to be lower than in the prior year.

The impact that changes in healthcare laws could have on us is uncertain but could be material.

Despite the enactment of the ACA and its being upheld by the U.S. Supreme Court as constitutional, continuing legal and political challenges to specific parts of the ACA have added uncertainty about the current state of healthcare laws in the United States. This uncertainty has intensified following the 2016 President election and the publicly announced intention of the leadership of the majority in the 115th Congress to “repeal and replace” the ACA, related Health Care Reform Acts and possibly other healthcare laws, and of the Administration to seek to have regulators amend or rescind certain regulations thereunder.

It is impossible to know what impact such efforts, assuming they are successful, will have on us. However, any changes in healthcare laws or regulations that reduce, curtail or eliminate payments, government-subsidized programs, government-sponsored programs, and/or the expansion of Medicare or Medicaid, among other actions, could have a material adverse effect on our business, results of operations and financial condition.

Just as the fate of the ACA is uncertain, so is the future of ACOs, which were established under the ACA to improve care and reduce costs. We operate an ACO and have been approved by CMS to operate an ACO under the NGACO Model. Under the MSSP and NGACO programs and pursuant to the Participation Agreement we have entered into with CMS for our NGACO Model, our ACO operations will always be subject to the nation’s healthcare laws, as amended, repealed or replaced from time to time.

It is impossible to know what impact such ‘repeal and replace” or similar efforts, assuming they are successful, will have on us. However, any changes in healthcare laws or regulations that reduce, curtail or eliminate payments, reimbursements, government-subsidized programs, government-sponsored programs, and/or the expansion of Medicare or Medicaid, among other actions, could have a material adverse effect on our business, results of operations and financial condition.

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

We do not hold a limited Knox-Keene license, which is a managed care plan license in California. If the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having a limited Knox-Keene license, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

The medical services industry is undergoing significant changes with government and other third-party payors that are taking measures to reduce reimbursement rates or, in some cases, denying reimbursement altogether. There is no assurance that government or other third-party payors will continue to pay for the services provided by our affiliated medical groups. Furthermore, there has been, and continues to be, a great deal of discussion and debate about the repeal and replacement of existing government reimbursement programs, such as the ACA. As a result, the future of healthcare reimbursement programs is uncertain, making long-term business planning difficult and imprecise. The failure of government or other third party payors to cover adequately the medical services provided by us could have a material adverse effect on our business, results of operations and financial condition.

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

We establish reserves for estimates of IBNR due to contracted physicians, hospitals, and other professional providers and risk-pool liabilities. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The inherent difficulty in interpreting contracts and the estimated level of necessary reserves could result in significant fluctuations in our estimates from period to period. It is possible that actual losses and related expenses may differ, perhaps substantially, from the reserve estimates reflected in our financial statements. If subsequent claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our assets or net income.

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

If we lose any material litigation, we could face material judgments or awards against us. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, assets, cash flow and financial condition.

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

The healthcare industry is becoming increasingly reliant on use of technology.

The role of technology is greatly increasing in the delivery of healthcare, which provides risk to traditional physician-driven healthcare delivery companies such as ours. We need to understand and integrate with electronic health records, databases, cloud-based billing systems and many other technology applications in the delivery of our services. Additionally, consumers are using mobile applications and care and cost research in selecting and usage of healthcare services. We rely on employees and third parties with technology knowledge and expertise and could be at risk if resources are not properly established, maintained or secured.

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

Risks Related to the Ownership of Our Securities

Our stock is thinly traded, the market price of our common stock is volatile, and the value of your investment could fluctuate, and decline, significantly.

Our stock is thinly traded. In part because of that, and for other reasons, the trading price of our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our results of operations, our financial situation, the announcement and consummation of certain transactions, our ability or inability to raise the additional capital and the terms on which we raise capital and trading volume. Other factors include:

•	variations in quarterly operating results;

•	developments in the hospitalists markets;

•	announcements of acquisitions dispositions and other corporate level transactions;

•	announcements of financings and other capital raising transactions;

•	sales of stock by our stockholders generally and our larger stockholders in particular;

•	general inefficiencies of trading on junior markets or quotations systems, including the need to comply on a state-by-state basis with state “blue sky” securities laws for the resale of our common stock on OTC Pink; and

•	general stock market and economic conditions.

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

We have issued some of our directors, officers, other employees, consultants, lenders and other third parties securities, including options, warrants, convertible preferred stock and convertible debt, that such parties may exercise or convert into shares of our common stock. Such conversions or exercises would result in the issuance of additional shares of our common stock, resulting in dilution of the ownership interests of our present stockholders.

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

In the past, our common stock has been subject to the “penny stock” rules of the SEC and it could become subject to that rule again.  Additionally, trading in our securities is very limited, which makes transactions in our common stock cumbersome, increases stock price volatility and may reduce the value of an investment in our securities.

The SEC has adopted Rule 3a51-1 under the Exchange Act, which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. During the last 52 weeks, our common stock has traded at both below and above $5.00 per share. For any transaction involving a penny stock, unless exempt, Rule 15g-9 under the Exchange Act requires:

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

Additionally, our common stock is relatively thinly traded and on a number of days there are no market transactions in our common stock. This could contribute to stock price volatility or supply/demand imbalances that could adversely affect the price of our common stock from time to time, making an investment in our common stock less attractive to certain investors.

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

AMM leases the SCHC premises located in Los Angeles, California, consisting of 8,766 rentable square feet, for a term of ten years. The base rent for the SCHC lease is approximately $33,000 per month.

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

	High	Low
Fiscal Year ended March 31, 2017
First Quarter	$7.50	$3.75
Second Quarter	6.00	3.55
Third Quarter	9.00	1.41
Fourth Quarter	10.25	7.50

	High	Low
Fiscal Year ended March 31, 2016
First Quarter	$9.75	$3.75
Second Quarter	10.00	6.00
Third Quarter	7.25	4.75
Fourth Quarter	6.00	4.00

On June 26, 2017, the closing price of our common stock as quoted on OTC Pink was $10.00.

Stockholders

As of June 26, 2017, as reported by the Company’s stock transfer agent, there were approximately 351 holders of record of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

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

In connection with the conversion by several holders of our 9% Notes into an aggregate 138,463 shares of our common stock, (i) on or about August 23, 2016, we issued an aggregate 45,717 shares of our common stock to four such individuals; and (ii) on or about September 22, 2016, we issued an aggregate 26,124 shares of our common stock to three such individuals. As of March 31, 2017, an aggregate 66,622 shares of our common stock had not yet been issued to the remaining four such individuals. We received no proceeds in connection with any of these exercises or issuances. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Rule 506(b) of Regulation D or Regulation S promulgated thereunder.

In connection with the exercise by several holders of certain warrants into an aggregate 150,000 shares of our common stock, on or about October 21, 2016, we issued an aggregate 140,000 shares of our common stock to ten such individuals. As of March 31, 2017, an aggregate 10,000 shares of our common stock had not yet been issued to the remaining one such individual. We received approximately $172,000 in connection with these exercises. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Rule 506(b) of Regulation D or Regulation S promulgated thereunder.

On November 4, 2016, in connection with our acquisition of all of the stock of BAHA, we issued a stock purchase warrant to Dr. Enderby to purchase up to 24,000 shares of our common stock at an exercise price of $4.50 per share (the “Enderby Warrant”), which was the closing price of our common stock on the trading day immediately preceding the closing date of that acquisition. The Enderby Warrant may be exercised in equal monthly installments of 1,000 shares over a 24-month period commencing on December 4, 2016 and terminating on November 4, 2018. The Enderby Warrant contains additional provisions typical of an agreement of this type, including exercise procedures; a “cashless exercise” feature; adjustment of the warrant exercise price and/or the number of shares for which the Warrant may be exercised in the event of certain events, such as stock dividends, stock splits, recapitalizations and similar transactions; governing law and venue for litigation of disputes.

On November 17, 2016, we issued the Chindris Warrant to purchase up to 5,000 shares of our common stock at an exercise price of $9.00 per share.

All the securities described above that were issued in November 2016 were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans and agreements as of March 31, 2017, including our 2010 Equity Incentive Plan (the “2010 Plan”), our 2013 Equity Incentive Plan (the “2013 Plan”) and our 2015 Equity Incentive Plan (the “2015 Plan”). The material terms of each of these plans and agreements are described in the Notes to our Consolidated Financial Statements, which are part of this report.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected)
Equity compensation plans approved by stockholders	1,165,350	$4.24	1,023,600
Equity compensation plans not approved by stockholders	-	-	-
Total	1,165,350	$4.24	1,023,600

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a patient-centered, physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner. Led by a management team with over a decade of experience, we have built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients, particularly senior patients and patients with multiple chronic conditions. We believe that we are well-positioned to take advantage of changes in the rapidly evolving U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

We implement and operate innovative health care models to create a patient-centered, physician-centric experience. We have the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An MSSP ACO, which focuses on providing high-quality and cost-efficient care to Medicare FFS patients;

•	A NGACO, which started operations on January 1, 2017, and focuses on providing high-quality and cost-efficient care for Medicare fee-for-service patients;

•	An IPA, which contracts with physicians and provides care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;

•	One clinic which we own, and which provides specialty care in the greater Los Angeles area;

•	Hospice care, Palliative care, and home health services, which include our at-home and end-of-life services; and

•	A cloud-based population health management IT platform, which was acquired in January 2016, and includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and also integrates clinical data.

We operate in one reportable segment, the healthcare delivery segment. Our revenue streams, which are described in greater detail below in “Our Revenue Streams and Our Business Operations”, are diversified among our various operations and contract types, and include:

•	Traditional FFS reimbursement; and

•	Risk and value-based contracts with health plans, third party IPAs, hospitals and the NGACO and MSSP sponsored by CMS, which are the primary revenue sources for our hospitalists, ACOs, IPAs and hospice/palliative care operations.

We serve Medicare, Medicaid, HMO and uninsured patients in California. We provide services to patients, the majority of whom are covered by private or public insurance, with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

Our mission is to transform the delivery of healthcare services in the communities we serve by implementing innovative population health models and creating a patient-centered, physician-centric experience in a high performance environment of integrated care.

The initial business owned by us is AMH, a hospitalist company, incorporated in California in June, 2001 and began operations at Glendale Memorial Hospital. Through a reverse merger, we became a publicly held company in June 2008. We were initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy in a competitive market by providing high-quality care and innovative solutions for our hospital and managed care clients. In 2012, we formed an ACO, ApolloMed ACO, and an IPA, MMG, and in 2013 we expanded our service offering to include integrated inpatient and outpatient. In 2014, we added several complementary operations by acquiring an IPA, outpatient primary care and specialty clinics, as well as hospice/palliative care and home health entities. In 2016, we formed APAACO, to participate in the NGACO Model, for which we were approved by CMS in January 2017.

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

Highlights

The following describes certain developments in fiscal 2017 to date that are important to understanding our overall results of operations and financial condition.

Operations and Financings

We achieved approximately 30% growth in net revenues from fiscal 2016, almost entirely from our hospitalist operations. We employed locum tenens to full-fill the contracts in the initial phase which increased our cost of sale substantially. Notwithstanding that growth, our net loss increased by approximately 6% during the same period.

On November 4, 2016, we acquired BAHA, through an affiliate wholly-owned by Dr. Hosseinion, as nominee shareholder on our behalf. BAHA was managed by us under long-term MSA since February 17, 2015 and the results were consolidated in our financial statements as under VIE accounting. As of the date of acquisition, we obtained a controlling interest in BAHA.

On January 18, 2017, CMS announced that APAAACO has been approved to participate in the new NGACO Model. Through the NGACO Model, CMS has partnered with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017. To position ourselves to participate in the NGACO Model, we have devoted, and intend to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model, and refocused away from certain other parts of our historic business and revenue streams, which will receive less emphasis in the future and could result in reduced revenue from these activities. We currently anticipate that revenue from the NGACO Model will be a significant source of revenue for us in fiscal 2018 and future periods, although no assurance of that can be given at this time.

During fiscal 2017, we raised an aggregate $10.39 million, which consists of a $5.0 million loan received from NMM, a $4.99 million loan received from Alliance and a $0.4 million loan received from an individual, the last mentioned of which was repaid in accordance with its terms.

Proposed Merger

On December 21, 2016, we entered into the Merger Agreement, pursuant to which NMM will merge into a wholly-owned subsidiary of ours. NMM is one of the largest healthcare MSOs in the United States, delivering comprehensive healthcare management services to a client base consisting of health plans, IPAs, hospitals, physicians and other health care networks. NMM currently is responsible for coordinating the care for over 600,000 covered patients in Southern, Central and Northern California through a network of ten IPAs with over 2,000 contracted physicians. On a pro forma basis, the combined organization, would provide medical management for over 700,000 patients through a network of over 3,000 healthcare professionals and over 400 employees. The combination of ApolloMed and NMM brings together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies, which we believe will be well positioned for the ongoing transition of U.S. healthcare to value-based reimbursements. The transaction, which is expected to close in the second half of calendar year 2017, is subject to antitrust regulatory clearance and other closing conditions, as well as approval by ApolloMed and NMM stockholders.

For all purposes of this report, unless expressly indicated otherwise, we have discussed our present and intended operations, opportunities and challenges without consideration of the Merger or the effect of the Merger, if and should it be consummated.

Results of Operations

The following sets forth selected data from of our results of operations for the years presented:

	For the Year Ended
	March 31,
			$	%
	2017	2016	Change	Change

Net revenues	57,427,701	44,048,740	13,378,961	30%

Costs and expenses
Cost of services	48,735,537	34,000,786	14,734,751	43%
General and administrative	18,583,372	16,962,687	1,620,685	10%
Depreciation and amortization	645,742	351,396	294,346	84%

Total costs and expenses	67,964,651	51,314,869	16,649,782	32%

Loss from operations	(10,536,950)	(7,266,129)	(3,270,821)	45%

Other (expense) income:
Interest expense	(82,905)	(542,296)	451,391	-85%
Gain (loss) on change in fair value of warrant and conversion feature liabilities	1,633,333	(408,692)	2,042,025	-500%
Gain on deconsolidation of variable interest entity	242,411	-	242,411	100%
Loss on debt extinguishment	-	(266,366)	266,366	-100%
Other income	14,701	239,057	(224,356)	-94%

Total other income (expense), net	1,807,540	(978,297)	2,785,837	-285%

Loss before benefit from income taxes	(8,729,410)	(8,244,426)	(484,984)	6%

Benefit from income taxes	(47,495)	(71,037)	23,542	-33%

Net loss	(8,681,915)	(8,173,389)	(508,526)	6%

Net income attributable to noncontrolling interest	287,901	1,170,655	(882,754)	-75%

Net loss attributable to Apollo Medical Holdings, Inc.	$(8,969,816)	$(9,344,044)	$374,228	-4%

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016

Net revenues

Net revenues for the year ended March 31, 2017 increased by approximately $13.4 million, from $44.0 million to $57.4 million, or 30%, as compared to the same period of 2016. The increase in net revenues was primarily due to an increase of $12.2 million from AMH and BAHA as a result of new hospitalist contracts, an increase of $4.3 million in MMG revenues due to the growth in capitated membership and increase in full risk surplus in 2017 from a deficit in 2016 that was driven by a decrease in hospital admits and utilization, and increase in memberships and an increase in $0.1 million in Apollo Care Connect revenue. The increases were partially offset by the decrease of $2.1 million from BCHC and HCHHA due to lower patient census, a decrease of $1.1 million from LALC and Hendel due to deconsolidation during the fourth quarter of fiscal 2017 and lower patient visits.

Cost of services

Cost of services for the year ended March 31, 2017 increased by approximately $14.7 million, from $34.0 million to $48.7 million, or 43%, as compared to the same period of 2016. The increase was primarily due to a $14.4 million increase in AMH and BAHA cost of services that was primarily related to the new hospitalist contracts that started in 2016 and use of contract labor, a $2.8 million increase in MMG due to increases in the PCP capitation and SPC capitation due to increase in membership, increase in claims offset by increases in claims recovery due to high claims eligible for stop loss. Such increases were partially offset by the decrease of $1.0 million from BCHC and HCHHA due to lower patient census, a $0.6 million decrease in SCHC as a result of favorable margins in the current year as compared to the same period of the prior year, decrease of $0.6 million in ACC due to the sale of substantially all its assets during the 2016 fiscal year and related cessation in operations, decrease of $0.3 million in LALC and Hendel due to deconsolidation during the fourth quarter of fiscal 2017.

General and administrative

General and administrative costs for the year ended March 31, 2017 increased by approximately $1.6 million, from $17.0 million to $18.6 million, or 10%, as compared to the same period of 2016. There was an approximate $2.7 million increase relating to AMM from the increase in overheads to manage 30% increase in revenue and merger related cost incurred in fiscal 2017, a $1.1 million increase from SCHC due to increase in operating costs, a $0.9 million increase from AMH and BAHA from the increase in overheads to manage $12.2 million increase in revenue compared to same period in fiscal 2016, $0.4 million increase from Apollo Care Connect due to new operations, which is attributable to the increase in revenues in the current year. The increases were partially offset by a decrease of $1.9 million from MMG as a result of a decrease in payroll and related expenses and management fees, $0.5 million from ACC as a result of a cessation in operations, a decrease of $0.4 million from BCHC and HCHHA due to operational restructure and decreases in revenue, a decrease of $0.3 million from ACO expenses, and a decrease of $0.3 million from LALC and Hendel as a result of the deconsolidation in the fourth quarter of fiscal 2017.

Depreciation and amortization

Depreciation and amortization expense for the year ended March 31, 2017, increased by approximately $0.3 million, from $0.3 million to $0.6 million, or 84%, as compared to the same period of 2016. This increase was primarily due to an increase in depreciation and amortization expense related to the amortization of intangible assets of Apollo Care Connect.

Interest expense

Interest expense for the year ended March 31, 2017, decreased by approximately $0.4 million, from $0.5 million to $0.1 million, or 85%, as compared to the same period of 2016. This decrease was primarily due to the prior year amortization expense of the debt discount as a result of the out of period correction adjustment to properly state our warrant liability, unamortized debt discount and deferred financing costs that did not occur in the current year.

Gain (loss) on change in fair value of warrant and conversion feature liabilities

The net change in fair value of warrant and conversion feature liabilities for the year ended March 31, 2017, changed by approximately $2.0 million, from a loss of $0.4 million to a gain of $1.6 million, or 500%, as compared to the same period of 2016. This gain resulted from the change in the fair value measurement of our warrant, which consider, among other things, expected term, the volatility of our share price, interest rates, associated with the conversion feature of the Series A Warrant issued to NMM.

Gain on deconsolidation of VIE

For the year ended March 31, 2017, we recorded a gain on deconsolidation of VIE of $0.2 million due to the deconsolidation of LALC and Hendel during the fourth quarter of fiscal 2017.

Loss on Extinguishment of Debt, Net

For the year ended March 31, 2016, we incurred a loss on debt extinguishment of $0.3 million in connection with the repayment of NNA debt and conversion of our then outstanding debt to NNA into shares of our common stock.

Other income

For the year ended March 31, 2017, the net other income decreased by $0.2 million to $14,701 as a result of the reduction in provider incentives from the health plan.

Benefit from income taxes

For the year ended March 31, 2017, income tax benefit of approximately $0.1 million remained consistent with the prior year.

Net income attributable to noncontrolling interests

For the year ended March 31, 2017, net income attributable to noncontrolling interest decreased by $0.9 million from $1.2 million to $0.3 million, primarily due to the deconsolidation of LALC and Hendel during the fourth quarter of fiscal 2017 and acquisition of the noncontrolling interest in BAHA in November 2016, the results of BAHA are since considered as controlling interest.

Net loss

As a result of the foregoing factors, we incurred a net loss for the year ended March 31, 2017 of approximately 8.7 million compared to a net loss of approximately $8.2 million for the year ended March 31, 2016, an increase in net loss of approximately $0.5 million or 6%. Net loss per share was $1.49 for the year ended March 31, 2017 compared to a net loss per share of $1.79 for the year ended March 31, 2016, a decrease in net loss per share of $0.30.

Liquidity and Capital Resources

We have a history of operating losses. We had net loss of approximately $8.7 million and approximately $8.2 million for the years ended March 31, 2017 and 2016, respectively. We had negative cash flow from operations of approximately $8.1 million and approximately $1.8 million for the years ended March 31, 2017 and 2016, respectively. Cash flows used in investing activities were approximately $1.4 million and approximately $0.2 million for the years ended March 31, 2017 and 2016, respectively. Cash flows provided by financing activities were approximately $8.9 million for the year ended March 31, 2017, compared to cash flows provided by financing activities of approximately $6.3 million for the year ended March 31, 2016. We expect to have positive cash flow from operations for our 2018 fiscal year.

As of March 31, 2017, we have an accumulated deficit of approximately $37.7 million. At March 31, 2017, we had cash equivalents of approximately $8.7 million compared to cash and cash equivalents of approximately $9.3 million at March 31, 2016. At March 31, 2017, we had net borrowings from notes and lines of credit totaling approximately $9.9 million compared to net borrowings at March 31, 2016 of approximately $0.2 million and availability under lines of credit of approximately $0.2 million.

These factors among others raise substantial doubt about our ability to continue as a going concern. Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern. Our ability to continue as a going concern is also dependent our ability to further develop our business. We may also have to reduce certain overhead costs through the reduction of salaries and other means, and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

To date, we have funded our operations from a combination of internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities. We expect to continue to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, cash flows from operations, available borrowings under our lines of credit and, if available, additional financings of equity and/or debt. Management does not believe that we have sufficient liquidity to meet our obligations for at least the next twelve months without some additional funds, such as funds available from raising capital. However, no assurance can be given that any such funds will be available at all or available on favorable terms. We are substantially dependent upon the consummation of the Merger to meet our liquidity requirements. See “The Proposed Merger and January 2017 Loan” below.

For the year ended March 31, 2017, cash used in operating activities was approximately $8.1 million. This was the result of net loss of $8.7 million offset by add-backs of non-cash items of $0.4 million and the change in working capital of $0.1 million. Non-cash expenses primarily include provision for doubtful accounts, net of recoveries, depreciation and amortization expense, impairment on intangible assets, gain on deconsolidation of VIE, stock-based compensation expense, deferred taxes, amortization of deferred financing costs and the change in the fair value of the warrant liabilities. Cash provided by changes in working capital was primarily due to the $3.7 million increase in accounts payable and accrued liabilities, offset by a decrease in medical liabilities of $0.9 million and increase of $2.8 million in accounts receivables.

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

For the year ended March 31, 2017, cash used in investing activities was approximately $1.4 million. This was the result of $0.3 million used for the purchase of fixed assets, $0.2 million for the change in restricted cash and $0.9 million for the divesture of noncontrolling interest related to the deconsolidation of VIE.

For the year ended March 31, 2017, net cash provided by financing activities was $8.9 million which included proceeds of $5 million received from the NMM financing, $4.99 million received from issuance of promissory note, $0.4 million from a loan payable, and $0.1 million from our line of credit, and $0.2 million in proceeds from the exercise of warrants, offset by the aggregate of $0.6 million in principal payments, and $1.2 million distribution to a noncontrolling interest physician practice.

Deconsolidation of VIE

On January 1, 2017, PCCM and VMM amended the MSAs entered into with LALC and Hendel respectively. Based on the Company’s evaluation of current accounting guidance, it was determined that the Company no longer holds an explicit or implicit variable interest in these entities. The Company has consolidated the results of these entities through December 31, 2016. In connection with the amendments, the Company recorded a gain on deconsolidation of $242,411, in the consolidated statement of operations, the deconsolidation of the net assets of the LALC and Hendel entities and related noncontrolling interest of $1,023,183 in the consolidated balance sheet, and a decrease in cash and cash equivalents and in the consolidated statements of cash flows in the amount of $858,670.

NNA Financing

On March 28, 2014, we entered into a Credit Agreement (the “Credit Agreement”) pursuant to which NNA, an affiliate of Fresenius, extended to us (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014. The Term Loan and Revolving Loan were to mature on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Term Loan could have been prepaid at any time without penalty or premium. The loans extended under the Credit Agreement were secured by substantially all of our assets, and were guaranteed by our subsidiaries and consolidated entities. The guarantees of these subsidiaries and consolidated entities were in turn secured by substantially all of the assets of the subsidiaries and consolidated entities providing the guaranty. Any entity that subsequently became a subsidiary or consolidated entity would have been required to provide a similar guaranty secured by substantially all of its assets and to comply with all of the other applicable requirements in the Credit Agreement and NNA Convertible Note (as defined below).

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

•        We are required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities by December 31, 2017. If we fail to do so, on such date, and in each following month until we file the registration statement registering NNA’s registrable securities, we must pay NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in shares of our common stock. We are also required to use our commercially reasonable best efforts to cause the registration statement registering NNA’s registrable securities to be declared effective by the SEC by the earlier of (i) June 30, 2018 or (ii) the 5th trading day after the date we are notified by the SEC that such registration statement will not be reviewed or will not be subject to further review to have such registration statement declared effective by the SEC.

On October 14, 2015, NNA converted $1,402,500 of convertible notes and accrued interest, as well as exercised warrants, into an aggregate 600,000 shares of our Common Stock. On October 15, 2015, we repaid all outstanding principal and accrued and unpaid interested owed to NNA under the Credit Agreement, as described below under “NMM Investments – October 2015 Investment by NMM, Repayment of NNA Debt and Conversion of NNA Warrants”.

NMM Investments

October 2015 Investment by NMM, Repayment of NNA Debt and Conversion of NNA Warrants

On October 14, 2015, we entered into a Securities Purchase Agreement (the “2015 Agreement”) with NMM, pursuant to which we sold to NMM, and NMM purchased from us, in a private offering of securities, 1,111,111 Series A Units, each Series A Unit consisting of one share of our Series A Preferred Stock and a Series A Warrant to purchase one share of our common stock at an exercise price of $9.00 per share. NMM paid us an aggregate $10,000,000 for the Series A Units, the proceeds of which we used primarily to repay certain outstanding indebtedness owed by us to NNA and the balance for working capital.

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

At any time prior to conversion and through the Redemption Expiration Date, the Series A Preferred Stock was redeemable at the option of NMM, on one occasion, in the event that our net revenue for the four quarters ending September 30, 2016, as reported in our periodic filings under the Exchange Act, were less than $60,000.000. In such event, we shall have up to one year from the date of the notice of redemption by NMM to redeem the Series A Preferred Stock, the Series A Warrants and any shares of our common stock issued in connection with the exercise of any Series A Warrants theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefor by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. We did not attain the $60,000,000 net revenues milestone by such date. NMM relinquished its redemption rights relating to the Series A Preferred Stock pursuant to the terms of a Consent and Waiver Agreement dated as of December 21, 2016 by and between the Company and NMM, which was entered into in connection with the entering into of the Merger Agreement.

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

Pursuant to the 2015 Agreement, NMM has the right to designate to the Nominating/Corporate Governance Committee of the Board of Directors one person to be nominated as a director of the Company. NMM has designated Thomas S. Lam, M.D., and he was first elected as a director on January 19, 2016.

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

On October 15, 2015, we repaid, from the proceeds of the sale of the securities to NMM under the 2015 Agreement, our outstanding term loan and revolving credit facility with NNA pursuant to the Credit Agreement, in the aggregate amount of $7,304,506, consisting of principal plus accrued interest. As of March 31, 2016, no amount remained outstanding to NNA.

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

The Conversion Agreement also amended certain terms of the Registration Rights Agreement dated March 28, 2014 between us and NNA, with respect to the timing of the filing deadline for a resale registration statement covering NNA’s registrable securities. The Conversion Agreement also amended the Investment Agreement dated March 28, 2014 between us and NNA, (i) to delete NNA’s right to subscribe to purchase a pro rata share of certain new equity securities that may be issued by us in the future and (ii) to provide that NNA must hold at least 200,000 shares of our common stock to have the right (y) to appoint a representative to attend all meetings of the Company’s Board of Directors and any committee thereof in a nonvoting observer capacity, and (z) to have a representative nominated as a member of the Company’s Board and each committee thereof, including without limitation the Company’s compensation committee. NNA nominated Mark Fawcett as its representative on the Board and Mr. Fawcett was first elected as a director on January 12, 2016.

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

The Series B Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Series B Preferred Stock can be voted for the number of shares of our common stock into which the Series B Preferred Stock could then be converted, which initially is one-for-one.

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

The Proposed Merger and January 2017 Loan

On December 21, 2016, we entered into the Merger Agreement with NMM. Under the terms of the Merger Agreement, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”), will merge with and into NMM, with NMM becoming a wholly-owned subsidiary of Holdings. The Merger is intended to qualify for federal income tax purposes as a tax-deferred reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986. In the Merger, NMM will receive such number of shares of Holdings common stock such that, at the closing, NMM shareholders will own 82% and Holding’s stockholders will own 18% of the issued and outstanding shares. Consummation of the Merger is subject to various closing conditions, including, among other things, approval by the stockholders of the Company and the stockholders of NMM. As part of the Merger Agreement, the Company and NMM have made various mutual representations and warranties.

The Merger Agreement also provides that Thomas Lam, M.D., current Chief Executive Officer of NMM, and Warren Hosseinion, M.D., will be Co-Chief Executive Officers of the combined company upon closing of the transaction. Kenneth Sim, M.D., who currently serves as Chairman of NMM, will be Executive Chairman of the Company. Gary Augusta, current Executive Chairman of the Company, will be President, Mihir Shah will continue as Chief Financial Officer, and Hing Ang, current Chief Financial Officer of NMM will be the Chief Operating Officer. Adrian Vazquez, M.D. and Albert Young, M.D. will be Co-Chief Medical Officers. The Board of Directors will consist of nine directors, five appointees (including three independent directors) from NMM and four appointees (including two independent directors) from the Company.

Thomas Lam, M.D., who is also one of our directors, and Kenneth Sim, M.D. entered into voting agreement (the “Voting Agreements”) with us. Under the Voting Agreements, Dr. Sim and Dr. Lam have agreed, among other things, to vote in favor of the approval and adoption of the Merger and the Merger Agreement.

As required by the terms of the Merger Agreement, on January 3, 2017 NMM provided a working capital loan to us in the principal amount of $5,000,000, which is evidenced by a promissory note (the “NMM Note”). The NMM Note has a term of two years, with our payment obligations commencing on February 1, 2017 and continuing on a quarterly basis thereafter until January 2019 (the “NMM Maturity Date”). Under the terms of the NMM Note, we must pay NMM interest on the principal balance outstanding at the Prime Rate (as such term is defined in the NMM Note) plus 1%. All outstanding principal and accrued but unpaid interest under the NMM Note is due and payable in full on the NMM Maturity Date. We may voluntarily prepay the outstanding principal and interest in whole or in part without penalty or premium. Upon the occurrence of any Event of Default (as such term is defined in the NMM Note), the unpaid principal amount of, and all accrued but unpaid interest on, the NMM Note will become due and payable immediately at the option of NMM. In such event, NMM may, at its option, declare the entire unpaid balance of the NMM Note, together with all accrued interest, applicable fees, and costs and charges, including costs of collection, if any, to be immediately due and payable in cash.

In connection with the financing between us and Alliance described below under “Other Financings”), Alliance requested NMM to guaranty repayment of the Alliance Note (as defined below) if it is not converted into shares of our Common Stock in accordance therewith. In connection with the issuance of such guaranty, the parties to the Merger Agreement entered into an Amendment to Agreement and Plan of Merger as of March 30, 2017 (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, certain shares of our Common Stock, including shares issuable to Alliance upon conversion of the Alliance Note, are excluded from the calculation of “Parent Shares” (as defined in the Merger Agreement) for purposes of calculating the “Exchange Ratio” (as defined in the Merger Agreement). Additionally, as consideration for excluding the shares issuable upon conversion of the Alliance Note from the definition of Parent Shares and the calculation of Exchange Ratio and NMM’s issuing the guaranty, we agreed to issue NMM a stock purchase warrant for 850,000 shares of our Common Stock at an exercise price of $11.00 per share, such warrant to be issued as part of the Merger Consideration (as defined in the Merger Agreement), payable at the closing of the Merger. We currently anticipate that the Merger will close in the second half of calendar year 2017.

However, if the Merger Agreement is terminated and the Merger is not consummated, we might have an immediate need to raise additional capital to fund our business and meet our expenses, including both transactional and operational expenses.

Other Financings

On November 17, 2016, Liviu Chindris, M.D. loaned us $400,000 and we issued our promissory note to Dr. Chindris in such principal amount (the “Chindris Note”), bearing interest at a rate of 12% per annum. The Chindris Note required repayment of the outstanding principal and accrued interest, in full, on or before February 18, 2017. We repaid the Chindris Note in full on February 17, 2017. In connection with the Chindris Note, Holdings issued a stock purchase warrant to Dr. Chindris (the “Chindris Warrant”) for the purchase up to 5,000 shares of our Common Stock at an exercise price of $9.00 per share. The relative fair value of the Chindris warrant was $6,880 and was recorded as debt discount to be amortized over the term of the Chindris Note using the straight-line method, which approximates the effective interest method. We amortized $6,880 of debt discount to interest expense for the year ended March 31, 2017.

On March 30, 2017, Alliance loaned us $4,990,000 and we issued our convertible promissory note to Alliance in such principal amount (the “Alliance Note”), bearing interest at a rate of 6% per annum. Upon the closing, on or before the maturity date of December 31, 2017 (the Alliance Maturity Date”), of the Merger, the original principal amount of the Alliance Note, together with all accrued and unpaid interest thereon, shall automatically be converted into 499,000 shares of our common stock, at a conversion price of $10.00 per share (the “Mandatory Conversion”), subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions that occur after the date of the Alliance Note.

If the closing of the Merger has not occurred on or before the Alliance Maturity Date, then the entire then-outstanding principal balance under the Alliance Note and all accrued, unpaid interest thereon, shall be due and payable on the Maturity Date; provided, however, if the Mandatory Conversion has not occurred on or before the Alliance Maturity Date, then we shall have 45 days following the Alliance Maturity Date to repay the outstanding principal, together with accrued and unpaid interest, on the Alliance Note.

In the case of an Event of Default (as defined in the Alliance Note), the entire outstanding principal and all accrued and unpaid interest under the Alliance Note shall automatically become immediately due and payable, without presentment, demand, protest or notice of any kind. If any other event of default occurs and is continuing, Alliance, by written notice to us, may declare the outstanding principal and interest under the Alliance Note to be immediately due and payable. After maturity (by acceleration or otherwise), the unpaid balance (both as to principal and unpaid pre-maturity interest) shall bear interest at a default rate equal to the lesser of (a) three percent (3%) over the rate of interest in effect immediately prior to maturity or (ii) the then maximum legal rate allowed under the laws of the State of California. Additionally, we shall pay all costs of collection incurred by Alliance, including reasonable attorney’s fees incurred in connection with the Alliance’s reasonable collection efforts.

We have granted Alliance both “demand” and “piggyback” registration rights to register the shares of our Common Stock issuable upon conversion of the Alliance Note, subject to a good faith, pro rata clawback provision.

Contractual Obligations and Commercial Commitments

Debt Agreements

As of March 31, 2017, we have a line of credit with an outstanding principal amount of $62,500.

We also have the NMM Note in the principal amount of $5,000,000. Interest is due quarterly at the rate of the Prime Rate plus 1%, with the entire principal balance being due on January 3, 2019.

In addition, we have the Alliance Note in the principal amount of $4.99 million. The note is due and payable to Alliance on (i) December 31, 2017, or (ii) the date on which the Change of Control Transaction (see Note 10 – NMM transaction) is terminated, whichever occurs first (“Maturity Date”). Upon the closing, on or before the Maturity Date, of the Change of Control Transaction, the Note and accrued interest, shall automatically be converted (a “Mandatory Conversion”) into shares of the Company’s common stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions that occur after the date of the Note. NMM has guaranteed the note in exchange for warrants to purchase 850,000 shares of common stock, to be issued as Merger Consideration, at an exercise price of $11 per share, that will only be granted in the case that the proposed merger between the Company and NMM occurs (such warrant will not vest and will expire if the contemplated Merger does not occur).

We have contingent payment arrangements associated with our acquisitions of AKM, SCHC, BCHC, HCHHA and BAHA. The aggregate maximum of contingent payments under these arrangements was $1,650,000, of which $ 954,904 was paid in fiscal 2015 and fiscal 2016 and $154,415 was paid in fiscal 2017, respectively.

Employment Agreements

We have entered into employment with several of our key personnel, including our executive officers, which provide for, among other items, annual base salaries, discretionary bonuses and participation in our equity incentive plans. These agreements also contain change of control, termination and severance clauses that require us to make payments to certain of these employees if certain events occur as defined in their respective agreements.

On December 20, 2016, AMM entered into substantially similar employment agreements with each of Warren Hosseinion, M.D., our Chief Executive Officer (the “Hosseinion Employment Agreement”), Gary Augusta, our Chairman of the Board of Directors (the “Augusta Employment Agreement”), Mihir Shah, our Chief Financial Officer (the “Shah Employment Agreement”) and Adrian Vazquez, M.D., our Chief Medical Officer (individually, the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the Augusta Employment Agreement and the Shah Employment Agreement, the “Executive Employment Agreements”). The Executive Employment Agreements replaced employment agreements previously entered into with (i) Dr. Hosseinion and Dr. Vazquez on March 28, 2014, as amended on January 12, 2016 and as amended and restated on June 29, 2016, and (ii) Mr. Shah on July 21, 2016. Mr. Augusta’s consulting agreement through Flacane Advisers, Inc. has been terminated.

The Executive Employment Agreements provide that Dr. Hosseinion, Mr. Shah and Dr. Vazquez to continue their respective then-current base salaries, which is $450,000 per year each in the case of Drs. Hosseinion and Vazquez, and $260,000 in the case of Mr. Shah. The Augusta Employment Agreement provides for a base salary of $300,000 per year for Mr. Augusta.

Hosseinion Employment Agreement

The Hosseinion Employment Agreement has a term of three years, with automatic renewals for successive one-year periods unless either party gives written notice not to renew at least 60 days prior to the expiration of the current term. Dr. Hosseinion’s annual base salary is $450,000, which is subject to review on an annual basis. Dr. Hosseinion is also eligible to receive an annual cash bonus for each fiscal year on such terms and conditions as the Board of Directors shall determine in its discretion, which authority the Board of Directors has delegated to the Compensation Committee. Dr. Hosseinion is entitled to participate in any long-term incentive plan that may be available to similarly positioned executives. Dr. Hosseinion also accrues 20 business days of paid time off per calendar year, and any accrued but unused days are paid in cash at the end of the year.

Dr. Hosseinion is eligible to participate in any employee benefit plan which is or may, in the future, be made available by us to our employees; is entitled to prompt reimbursement of reasonable and usual business expenses; shall have paid by us premiums for medical, dental and vision care coverage, as well as premiums for short-term and long-term disability insurance, and term life insurance providing for no less than $2,000,000 of coverage.

AMM may terminate the Hosseinion Employment Agreement in the event of death or disability, without cause upon thirty (30) days prior written notice, or for Cause (as defined in the Hosseinion Employment Agreement). Dr. Hosseinion may terminate the Hosseinion Employment Agreement at any time and for any reason, including, but not limited to, Good Reason (as defined in the Hosseinion Employment Agreement).

Upon termination of Dr. Hosseinion’s employment by AMM for Cause or by Dr. Hosseinion without Good Reason, he shall be entitled to any accrued but unpaid base salary, annual bonus, paid time off and expense reimbursement. Upon termination of Dr. Hosseinion’s employment without Cause or by Dr. Hosseinion for Good Reason, in addition to any accrued but unpaid base salary, paid time off and expense reimbursement, he shall be entitled to receive an amount equal to 24 months of his base salary in effect before the employment terminates. Dr. Hosseinion shall also be entitled to an amount in cash equal to the premiums that AMM pays for Dr. Hosseinion under its group medical, dental and vision programs for 12 months following the date of termination.

The Hosseinion Employment Agreement also contains restrictive covenants for AMM’s benefit and customary provisions regarding confidentiality of information and assignment of inventions.

Augusta Employment Agreement

The Augusta Employment Agreement has a term of three years, with automatic renewals for successive one-year periods unless either party gives written notice not to renew at least 60 days prior to the expiration of the current term. Mr. Augusta’s annual base salary is $300,000, which is subject to review on an annual basis. Mr. Augusta is also eligible to receive an annual cash bonus for each fiscal year on such terms and conditions as the Board of Directors shall determine in its discretion, which authority the Board of Directors has delegated to the Compensation Committee. Mr. Augusta is entitled to participate in any long-term incentive plan that may be available to similarly positioned executives. Mr. Augusta also accrues 20 business days of paid time off per calendar year, and any accrued but unused days are paid in cash at the end of the year.

Mr. Augusta is eligible to participate in any employee benefit plan which is or may, in the future, be made available by us to our employees; is entitled to prompt reimbursement of reasonable and usual business expenses; shall have paid by us premiums for medical, dental and vision care coverage, as well as premiums for short-term and long-term disability insurance, and term life insurance providing for no less than $2,000,000 of coverage.

AMM may terminate the Augusta Employment Agreement in the event of death or disability, without cause upon thirty (30) days prior written notice, or for Cause (as defined in the Augusta Employment Agreement). Mr. Augusta may terminate the Augusta Employment Agreement at any time and for any reason, including, but not limited to, Good Reason (as defined in the Augusta Employment Agreement).

Upon termination of Mr. Augusta’s employment by AMM for Cause or by Mr. Augusta without Good Reason he shall be entitled to any accrued but unpaid base salary, annual bonus, paid time off and expense reimbursement. Upon termination of Mr. Augusta’s employment without Cause or by Mr. Augusta for Good Reason, in addition to any accrued but unpaid base salary, paid time off and expense reimbursement, he shall be entitled to receive an amount equal to 24 months of his base salary in effect before the employment terminates. Mr. Augusta shall also be entitled to an amount in cash equal to the premiums that AMM pays for Mr. Augusta under its group medical, dental and vision programs for 12 months following the date of termination.

The Augusta Employment Agreement also contains restrictive covenants for AMM’s benefit and customary provisions regarding confidentiality of information and assignment of inventions.

Vazquez Employment Agreement

The Vazquez Employment Agreement has a term of three years, with automatic renewals for successive one-year periods unless either party gives written notice not to renew at least 60 days prior to the expiration of the current term. Dr. Vazquez’s annual base salary is $450,000, which is subject to review on an annual basis. Dr. Vazquez is also eligible to receive an annual cash bonus for each fiscal year on such terms and conditions as the Board of Directors shall determine in its discretion, which authority the Board of Directors has delegated to the Compensation Committee. Dr. Vazquez is entitled to participate in any long-term incentive plan that may be available to similarly positioned executives. Dr. Vazquez also accrues 20 business days of paid time off per calendar year, and any accrued but unused days are paid in cash at the end of the year.

Dr. Vazquez is eligible to participate in any employee benefit plan which is or may, in the future, be made available by us to our employees; is entitled to prompt reimbursement of reasonable and usual business expenses; shall have paid by us premiums for medical, dental and vision care coverage, as well as premiums for short-term and long-term disability insurance, and term life insurance providing for no less than $2,000,000 of coverage.

AMM may terminate the Vazquez Employment Agreement in the event of death or disability, without cause upon thirty (30) days prior written notice, or for Cause (as defined in the Vazquez Employment Agreement). Dr. Vazquez may terminate the Vazquez Employment Agreement at any time and for any reason, including, but not limited to, Good Reason (as defined in the Vazquez Employment Agreement).

Upon termination of Dr. Vazquez’s employment by AMM for Cause or by Dr. Vazquez without Good Reason he shall be entitled to any accrued but unpaid base salary, annual bonus, paid time off and expense reimbursement. Upon termination of Dr. Vazquez’s employment without Cause or by Dr. Vazquez for Good Reason, in addition to any accrued but unpaid base salary, paid time off and expense reimbursement, he shall be entitled to receive an amount equal to 24 months of his base salary in effect before the employment terminates. Dr. Vazquez shall also be entitled to an amount in cash equal to the premiums that AMM pays for Dr. Vazquez under its group medical, dental and vision programs for 12 months following the date of termination.

The Vazquez Employment Agreement also contains restrictive covenants for AMM’s benefit and customary provisions regarding confidentiality of information and assignment of inventions.

Shah Employment Agreement

The Shah Employment Agreement has a term of three years, with automatic renewals for successive one-year periods unless either party gives written notice not to renew at least 60 days prior to the expiration of the current term. Mr. Shah’s annual base salary is $260,000, which is subject to review on an annual basis. Mr. Shah is also eligible to receive an annual cash bonus for each fiscal year on such terms and conditions as the Board of Directors shall determine in its discretion, which authority the Board of Directors has delegated to the Compensation Committee. Mr. Shah is entitled to participate in any long-term incentive plan that may be available to similarly positioned executives. Mr. Shah also accrues 20 business days of paid time off per calendar year, and any accrued but unused days are paid in cash at the end of the year.

Mr. Shah is eligible to participate in any employee benefit plan which is or may, in the future, be made available by us to our employees; is entitled to prompt reimbursement of reasonable and usual business expenses; shall have paid by us premiums for medical, dental and vision care coverage, as well as premiums for short-term and long-term disability insurance, and term life insurance providing for no less than $2,000,000 of coverage.

AMM may terminate the Shah Employment Agreement in the event of death or disability, without cause upon thirty (30) days prior written notice, or for Cause (as defined in the Shah Employment Agreement). Mr. Shah may terminate the Shah Employment Agreement at any time and for any reason, including, but not limited to, Good Reason (as defined in the Shah Employment Agreement).

Upon termination of Mr. Shah’s employment by AMM for Cause or by Mr. Shah without Good Reason he shall be entitled to any accrued but unpaid base salary, annual bonus, paid time off and expense reimbursement. Upon termination of Mr. Shah’s employment without Cause or by Mr. Shah for Good Reason, in addition to any accrued but unpaid base salary, paid time off and expense reimbursement, he shall be entitled to receive an amount equal to 24 months of his base salary in effect before the employment terminates. Mr. Shah shall also be entitled to an amount in cash equal to the premiums that AMM pays for Mr. Shah under its group medical, dental and vision programs for 12 months following the date of termination.

The Shah Employment Agreement also contains restrictive covenants for AMM’s benefit and customary provisions regarding confidentiality of information and assignment of inventions.

Effective June 29, 2016, AMH entered into substantially similar Amended and Restated Hospitalist Participation Service Agreements with each of Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”) and Dr. Vazquez (individually, the ”Vazquez Hospitalist Participation Agreement” and, together with the Hosseinion Hospitalist Participation Agreement, the “Hospitalist Participation Agreements”), replacing agreements between AMH and Drs. Hosseinion and Vazquez that had originally been entered into on March 28, 2014 and amended on January 12, 2016. Pursuant to the Hospitalist Participation Agreements, Drs. Hosseinion and Vazquez provide physician services for AMH. The purpose of the new Hospitalist Participation Agreements is to align payment and benefit provisions, and make other technical changes, to the employment agreements that were previously in effect with each of Drs. Hosseinion and Vazquez. Each of the Hospitalist Participation Agreements provides for (i) hourly compensation rates for covered inpatient intensive medicine services; (ii) AMH’s obligation to secure and pay for medical malpractice insurance, with specified minimum coverage, on behalf of Drs. Hosseinion and Vazquez; and (iii) maintain or purchase a “tail” policy for at least five years following the termination of the respective Hospitalist Participation Agreements. The Hospitalist Participation Agreements contain other provisions typical for an agreement of this type, including non-disclosure, non-solicitation, termination and arbitration of disputes provisions. The Hosseinion Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Hosseinion, and the Vazquez Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Vazquez.

As a condition of our causing our affiliates to enter into the Hospitalist Participation Agreements, also on March 28, 2014 we entered into substantially similar stock option agreements with each of Dr. Hosseinion (the “Hosseinion Stock Option Agreement”) and Dr. Vazquez (individually, the “Vazquez Stock Option Agreement” and, together with the Hosseinion Stock Option Agreement, the “Executive Stock Option Agreements”). Each Executive Stock Option Agreement provides that Dr. Hosseinion or Dr. Vazquez grant us the option to purchase (at fair market value) all equity interests in the Company held by Dr. Hosseinion or Dr. Vazquez, as the case may be, in the event that (i) their respective Hospitalist Participation Agreement or Executive Employment Agreement is terminated by us for cause due to a willful or intentional breach by Dr. Hosseinion or Dr. Vazquez, as the case may be; (ii) Dr. Hosseinion or Dr. Vazquez commits fraud or any felony against us or any of our affiliates; (iii) Dr. Hosseinion or Dr. Vazquez directly or indirectly solicits any patients, customers, clients, employees, agents or independent contractors of our or any of our affiliates for competitive purposes; or (iv) Dr. Hosseinion or Dr. Vazquez directly or indirectly Competes (as such term is defined in the Executive Stock Option Agreements) with us or any of our affiliates.

Lease Agreements

Our corporate headquarters are located at 700 North Brand Boulevard, Suite 1400, Glendale, California 91203.  Under the lease of the premises, we occupy spaces in Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “Premises”). The Premises were improved with an allowance of $659,360, provided by the landlord, for construction and installation of equipment for the Premises. The lease requires base rent of $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. However, the base rent will be abated by up to $228,049 subject to other terms of the lease.

AMM leases the SCHC premises located in Los Angeles, California, consisting of 8,766 rentable square feet, for a term of ten years. The base rent for the SCHC lease is approximately $33,000 per month.

Future minimum rental payments required under the operating leases are as follows:

Year ending March 31,

2018	$982,000
2019	977,000
2020	994,000
2021	1,012,000
2022	716,000
Thereafter	910,000

$5,591,000

MMG

The DMHC oversees the performance of RBOs in California. An RBO is measured for TNE, working capital, cash to claims ratio and claims timeliness. MMG is an RBO in California and is required to maintain positive TNE. In the fourth quarter of the fiscal year ended March 31, 2016, MMG reported negative TNE. MMG submitted a CAP to the DMHC, which the DMHC approved. MMG has up to one year to cure the deficiency. As a result of actions we took, including amending our existing loan agreement with MMG and entering into a subordination agreement with respect to that loan, as discussed below, MMG had positive TNE as of the third quarter of fiscal 2017 and has maintained positive TNE to date. Since DMHC requirements are that an RBO should have positive TNE for one full quarter to be taken off a CAP, we believe that MMG is currently in compliance with DMHC requirements. The DMHC is currently reviewing filings we have made to confirm this compliance.

In connection with DMHC’s approval of our CAP for MMG, on November 22, 2016, AMM entered into an Intercompany Revolving Loan Agreement (the “MMG Loan Agreement”) with MMG, pursuant to which AMM has agreed to lend MMG up to $2,000,000 (the “Commitment Amount”) in one or more advances (collectively, “Advances”) that MMG may request from time to time during the term of the MMG Loan Agreement. Interest on outstanding Advances shall accrue interest at a rate equal to the greater of 10% per annum or the LIBOR rate then in effect, and is payable monthly on the first business day of each month. In an Event of Default (as defined in the MMG Loan Agreement), interest on Advances shall accrue interest at a default rate equal to 3% per annum above the interest rate then in effect. Additionally, in an Event of Default, MMG may, among other things, accelerate all payments due under the MMG Loan Agreement.

The MMG Loan Agreement replaces substantially similar loan agreements between the parties (other than with respect to the Commitment Amount), including without limitation that certain Intercompany Revolving Loan Agreement dated as of February 1, 2013, that certain Amendment No. l to Intercompany Revolving Loan Agreement dated as of March 28, 2014, that certain Intercompany Revolving Loan Agreement dated as of June 27, 2014, and that certain Amendment No. 2 to Intercompany Revolving Loan Agreement dated as of March 30, 2016, all of which were terminated. See “Intercompany Loans” below.

Also on November 22, 2016, and also at the request of the DMHC in connection with its review and approval of the corrective action plan for MMG, AMM and MMG entered into a Subordination Agreement (the “Subordination Agreement”), pursuant to which AMM has agreed to irrevocably and fully subordinate its right to repayment of Advances, together with interest thereon, under the Loan Agreement, to all other present and future creditors of MMG. AMM also agreed that the payment by MMG of principal and interest of Advances under the MMG Loan Agreement will be suspended and will not mature when, excluding the liability of MMG to pay AMM principal and interest under the MMG Loan Agreement, if after giving effect to the payment, MMG would not be in compliance with the financial solvency requirements, as defined in and calculated under Knox-Keene and the rules promulgated thereunder. AMM further agreed that, in the event of the liquidation or dissolution of MMG, the payment by MMG of principal and interest to AMM under the MMG Loan Agreement shall be fully subordinated and subject to the prior payment or provision for payment in full of all claims of all other present and future creditors of MMG.

Upon the written consent of the director of the DMHC, all previous subordination agreements between AMM and MMG, including without limitation that certain Subordination Agreement dated June 27, 2014 between AMM and MMG and that certain Amended and Restated Subordination Agreement between AMM and MMG dated as of March, 30, 2016, were terminated. The Subordination Agreement may not be cancelled, terminated, rescinded or amended by mutual consent or otherwise, without the prior written consent of the director of the DMHC.

In December 2016, in response to a request by Humana Insurance Company and Humana Health Plan, Inc. (collectively “Humana”), MMG arranged for City National Bank (“CNB”) to provide an irrevocable standby letter of credit in an amount up to $235,000 through December 31, 2017, and entered into a security agreement in favor of CNB, as required by the Independent Practice Association Participation Agreement effective January 1, 2015, including the addenda and attachments thereto, and as amended.

Lines of credit

Hendel had a $100,000 revolving line of credit with MUFG Union Bank, N.A., of which $0 and $88,764 was outstanding at March 31, 2017 and 2016, respectively. Borrowings under the line of credit bore interest at the prime rate (as defined) plus 4.50% (8.50% and 8.00% per annum at March 31, 2017 and 2016, respectively), interest only is payable monthly, and the line of credit matured on March 31, 2017. The line of credit was unsecured. Hendel is no longer consolidated effective January 1, 2017 and its operations are not included in our March 31, 2017 consolidated financial statements subsequent to January 1, 2017.

LALC had a line of credit of $230,000 with JPMorgan Chase Bank, N.A. Borrowing under the line of credit bears interest at a rate of 5.25% and is auto-renewed on an annual basis. We have not borrowed any amount under this line of credit as of March 31, 2017 and 2016. The line of credit is unsecured. LALC is no longer consolidated effective January 1, 2017 and its operations are not included in our March 31, 2017 consolidated financial statements subsequent to January 1, 2017.

BAHA has a line of credit of $150,000 with First Republic Bank. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 3.0% (7.0% and 6.5% per annum at March 31, 2017 and 2016, respectively). We have an outstanding balance of $62,500 and $100,000 as of March 31, 2017 and 2016, respectively. The line of credit is unsecured.

Intercompany Loans

Each of AMH, ACC, MMG, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the Management Agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the Management Agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. The following tables summarize the various intercompany loan agreements for the year ended March 31, 2017 and 2016:

				Year Ended March 31, 2017
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$4,904,147	$4,904,147	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,287,843	1,287,843	5,000	-
MMG	2,000,000	1-Feb-18	10%	1,918,724	1,255,111	725,107	-
AKM	5,000,000	30-May-19	10%	-	-	-	-
SCHC	5,000,000	21-Jul-19	10%	3,079,916	3,079,916	50,000	-
BAHA	250,000	22-Jul-21	10%	1,171,525	1,171,525
Total	$23,250,000			$12,362,155	$11,698,542	$780,107	$-

				Year Ended March 31, 2016
Entity	Facility	Expiration	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	30-Sep-18	10%	$2,240,452	$2,179,721	$-	$-
ACC	1,000,000	31-Jul-18	10%	1,318,874	1,277,843	-	-
MMG	2,000,000	1-Feb-18	10%	1,586,123	1,586,123	-	-
AKM	5,000,000	30-May-19	10%	146,280	-	146,280	-
SCHC	5,000,000	21-Jul-19	10%	3,231,880	2,852,510	56,287	-
Total	$23,000,000			$8,523,609	$7,896,197	$202,567	$-

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and APS, (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC (through December 31, 2016), Hendel (through December 31, 2016), AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

Through the management agreements and the Company’s relationship with the stockholders of the PPCs, the Company has exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Consequently, the Company consolidates the revenue and expenses of each PPC from the date of execution of the applicable management agreement.

On January 1, 2017, PCCM amended the management services agreements entered into with LALC and Hendel. Based on the Company’s evaluation of current accounting guidance, it was determined that the Company no longer holds an explicit or implicit variable interest in these entities, and accordingly LALC and Hendel are no longer consolidated and their operations are not included in the March 31, 2017 consolidated financial statements of the Company as of such date. In connection with the amendments, the Company recorded a gain on disposition of $242,411 in the consolidated statement of operations, the reversal of the net assets of the LALC and Hendel entities and related noncontrolling interest of $1,023,183 in the consolidated balance sheet, and a decrease in cash and cash equivalents and in the consolidated statements of cash flows in the amount of $858,670.

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

Reportable Segments

We operate as one reportable segment, the healthcare delivery segment, and implement and operate innovative health care models to create a patient-centered, physician-centric experience. We report our consolidated financial statements in the aggregate, including all activities in one reportable segment. The Company has determined it has six reporting units, which are comprised of (1) Hospitalist and AMM, (2) IPA, (3) Clinics, (4) Care Connect, (5) ACO, and (6) Palliative Services. While the chief operating decision maker uses financial information related to these reporting units to analyze business performance and allocate resources, the reporting units, as noted above, do not meet the quantitative threshold under U.S. GAAP to be considered a reportable segment. As such, these reporting units are aggregated into a single reportable segment in the consolidated financial statements.

Concentrations

Our business and operations are concentrated in one state, California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery, reimbursements, financial requirements or other aspects of regulation of the healthcare industry could have an adverse effect on our operations and cost of doing business.

Revenue Recognition

Revenue consists of primarily contracted, FFS and capitation revenue. Revenue is recorded in the period in which services are rendered. Revenue is derived from the provision of healthcare services to patients within healthcare facilities, medical management and care coordination of network physicians and patients. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of our billing arrangements and how net revenue is recognized for each.

Contracted revenue

Contracted revenue represents revenue generated under contracts for which we provide physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing, provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by our staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where we may have a FFS contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, we derive a portion of our revenue as a contractual bonus from collections received by our partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Fee-for-Service revenue

FFS revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted physicians. Under the FFS arrangements, we bill patients for services provided and receive payment from patients or their third-party payors. FFS revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. FFS revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into our billing systems as well as an estimate of the revenue associated with medical services.

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which we are obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to us. Managed care revenues consist primarily of capitated fees for medical services provided by us under a PSA or capitated arrangements directly made with various managed care providers including HMO’s and management service organizations (“MSOs”). Capitation revenue under the PSA and HMO contracts is prepaid monthly to us based on the number of enrollees electing us as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since we cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to us.

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

Hospitalist Agreements

During the year, we entered into several new hospitalist agreements with hospitals, whereby we earn a stipend fee plus a fee based on an agreed percentage of fee-for-service collections. The fee is recorded at an amount net of the portion owed to the hospitals (we collect all fees on behalf of the hospitals). The fee revenue is further reduced by a portion subject to quality metrics which is only recorded as revenue upon us meeting these metrics. The Company considered the indicators of gross revenue and net revenue reporting and determined that revenue from this arrangement is recorded at net.

Goodwill and Indefinite-Lived Intangible Assets

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

At least annually, at our fiscal year end, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. We have determined it has six reporting units, which are comprised of (1) Hospitalist and AMM, (2) IPA, (3) Clinics, (4) Care Connect, (5) ACO, and (6) Palliative Services.

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

Noncontrolling Interests

The noncontrolling interests recorded in our consolidated financial statements includes the pre-acquisition equity of those PPC’s in which we have determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities owned by third-party physicians. The nature of these contracts provide us with a monthly management fee to provide the services described above, and as such, the adjustments to noncontrolling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the noncontrolling parties as well as income or losses attributable to certain noncontrolling interests. Noncontrolling interests also represent third-party minority equity ownership interests which are majority owned by us.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on April 1, 2017 and does not expect such adoption to have a material impact on its consolidated financial statements and related disclosures for fiscal 2018.

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

•	ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements (" ASU 2 016-20") in December 2016. ASU 2016-20 does not change the core principle of revenue recognition in Topic 606 but summarizes the technical corrections and improvements to ASU 2014-09 and is effective upon adoption of Topic 606.

These ASUs will become effective for the Company beginning interim period April 1, 2018. The Company currently anticipates adopting the standard using the modified retrospective method. The Company has begun the process of implementing this standard, including performing a review of its revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company currently believes that the primary impact will be changes to the timing of recognition of revenues related to FFS and Capitation Revenue and enhanced financial statement disclosures. The Company will continue to assess the impact on all areas of its revenue recognition, disclosure requirements and changes that may be necessary to its internal controls over financial reporting.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-17 will become effective for the Company beginning interim period April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU provides a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, which reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU require that to be considered a business, a set much include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and also remove the evaluation of whether a market participant could replace missing elements. This update is effective for annual and interim periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact the adoption of ASU 2017-01 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU eliminates Step 2 from the goodwill impairment test if the carrying amount exceeds the fair value of a reporting unit and also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

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

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our CEO and CFO, has assessed the effectiveness of the internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

Other than with respect to the material weaknesses discussed below that were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and subsequently remediated as of March 31, 2017, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Material Weakness Related to Internal Control Policies and Procedures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and December 31, 2016 (collectively, our “2016 SEC Reports”) our Chief Executive Officer and Chief Financial Officer identified a material weakness related to our written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was not properly documented by the Company. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This control deficiency resulted in the reasonable possibility that a material misstatement in the financial reporting and disclosure process would not be prevented or detected on a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

Remediation of Material Weakness

We initiated a plan to enhance our control procedures over the written documentation of our internal controls over financial reporting in order to be compliant with the COSO 2013 Framework. During the third and fourth quarters of fiscal 2017, we re-evaluated our internal control documentation processes and procedures and formally documented the design and testing of our internal controls to be compliant with the COSO 2013 Framework. Additionally, management remediated this material weakness by:

•	adding additional resources with technical expertise in designing and testing internal controls; and

•	re-designing controls and processes to ensure proper written documentation existed in order to be compliant with the COSO 2013 Framework.

Management believes that the actions described above to address the material weaknesses related to the documentation of our internal control policies and procedures, which actions were completed during the fourth quarter of 2017, have remediated such material weaknesses in internal control over financial reporting as of March 31, 2017.

Material Weakness Related to Segregation of Duties

As previously disclosed in our 2016 SEC Reports, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our controls over segregation of duties as it relates to the design of our internal controls over financial reporting. We did not design effective controls to ensure that all controls obtained the proper segregation of duties in the review and approval process within the accounting department. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weakness

During the fourth quarter of fiscal 2017, our management remediated this material weakness by supplementing its accounting professionals with additional resources in the accounting department. In addition, the design of the controls were reviewed and updated to ensure that there were was a preparer of the control and a separate reviewer of the control.

Management believes that the actions described above to address the material weaknesses related to segregation of duties within the accounting department, which actions were completed during the fourth quarter of fiscal 2017, have remediated such material weaknesses in internal control over financial reporting as of March 31, 2017.

Material Weakness Related to the Adequate Review and Supervision of the Financial Reporting Process

As previously disclosed in our 2016 SEC Reports, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our controls over the adequate review and supervision function as it relates to the design and testing of our internal controls over financial reporting. We did not design effective controls to ensure that the Company’s accounting department had the adequate amount of resources to properly review and supervise the financial reporting controls within the accounting department. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weakness

During the fourth quarter of 2017, our management remediated this material weakness by supplementing its existing accounting professionals with additional resources in the accounting department. In addition, the Company hired outside experts to assist with the preparation and review of the financial statement close process in order to ensure controls are designed and reviewed properly within the financial reporting close process.

Management believes that the actions described above to address the material weaknesses related to review and supervision of the financial reporting process, which actions were completed during the fourth quarter of fiscal 2017, have remediated such material weaknesses in internal control over financial reporting as of March 31, 2017.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2017, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2017, which information is incorporated herein by reference

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2017, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2017, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be contained in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended March 31, 2017, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2. Financial Statement Schedule

None

3. Exhibits

See Exhibit Index.

(b) Exhibits:

The following exhibits are attached hereto and incorporated herein by reference.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 21, 2014 by and between SCHC Acquisition, A Medical Corporation, the Shareholders of Southern California Heart Centers, A Medical Corporation and Southern California Heart Centers, A Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on August 14, 2014).
2.2	Agreement and Plan of Merger dated as of December 21, 2016 by and among Apollo Medical Holdings, Inc., Apollo Acquisition Corp., Network Medical Management, Inc., and Kenneth Sim, M.D. in his capacity as the Shareholders’ Representative (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
2.3	Amendment to Agreement and Plan of Merger dated as of March 30, 2017 by and among Apollo Medical Holdings, Inc., Apollo Acquisition Corp., a California corporation, Network Medical Management, Inc. and Kenneth Sim, M.D. (filed as an exhibit to a Current Report on Form 8-K on April 5, 2017)
3.1	Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on April 27, 2015).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015)
3.4	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016)
3.5	Restated Bylaws (filed as an exhibit to a Quarterly Report on Form 10-Q on November 16, 2015).
4.1	Form of Common Stock certificate (filed as an exhibit to a Registration Statement on Form S-8 on May 5, 2017)
4.2	Form of Investor Warrant, dated October 16, 2009, for the purchase of 2,500 shares of common stock (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
4.3	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.4	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.5	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.6	Form of Investor Warrant for purchase of 3,750 shares of common stock, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.7	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.8	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.9	Common Stock Purchase Warrant to purchase 200,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

4.10	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.11	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.12	Common Stock Purchase Warrant dated October 14, 2015, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
4.13	Common Stock Purchase Warrant dated March 30, 2016, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
4.14	Stock Purchase Warrant dated November 4, 2016, issued to Scott Enderby, D.O. (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
4.15	Voting Agreement dated as of December 21, 2016 by and between Apollo Medical Holdings, Inc., and Thomas Lam, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
4.16	Voting Agreement dated as of December 21, 2016 by and between Apollo Medical Holdings, Inc., and Kenneth Sim, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
4.17	Consent and Waiver Agreement dated as of December 21, 2016 by and between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
4.18	Warrant dated November 17, 2016 issued to Liviu Chindris, M.D. (filed as an exhibit to a Quarterly Report on Form 10-Q on February 14, 2017)
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 19, 2008).
10.2	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010).
10.3	Board of Directors Agreement dated March 22, 2012, by and between Apollo Medical Holdings, Inc. and Suresh Nihalani (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
10.4	2013 Equity Incentive Plan of Apollo Medical Holdings, Inc. dated April 30, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.5	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David Schmidt (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.6	Board of Directors Agreement dated October 17, 2012 by and between Apollo Medical Holdings, Inc., and Mark Meyers (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.7	Intercompany Revolving Loan Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on June 14, 2013).
10.8	Intercompany Revolving Loan Agreement, dated July 31, 2013 by and between Apollo Medical Management, Inc. and ApolloMed Care Clinic (filed as an exhibit to a Quarterly Report on Form 10-Q on September 16, 2013).
10.9+	Consulting and Representation Agreement between Flacane Advisors, Inc. and Apollo Medical Holdings, Inc., dated January 15, 2015 (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
10.10	Intercompany Revolving Loan Agreement dated as of September 30, 2013, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, a Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on December 20, 2013).
10.11	Form of Settlement Agreement and Release, between Apollo Medical Holdings, Inc. and each of the Holders listed on Exhibit A to the First Amendment, effective December 20, 2013 (filed as an exhibit to a Current Report on Form 8-K on December 24, 2013).
10.12	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.13	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.14	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Care Clinic, and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.15	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by Maverick Medical Group Inc. and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.16	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Hospitalists and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

10.17	Shareholders Agreement, between Apollo Medical Holdings, Inc., Warren Hosseinion, M.D., Adrian Vazquez, M.D., and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.18	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.19+	Employment Agreement, between Apollo Medical Management, Inc. and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.20+	Employment Agreement, between Apollo Medical Management, Inc. and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.21+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.22+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.23+	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.24+	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.25	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.26	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.27	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.28	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.29	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of Maverick Medical Group, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.30	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.31	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.32	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.33	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.34+	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.35+	Board of Directors Agreement dated February 15, 2012 by and between Apollo Medical Holdings, Inc., and Ted Schreck (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.36+	Board of Directors Agreement dated October 22, 2012 by and between Apollo Medical Holdings, Inc., and Mitchell R. Creem (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.37+	Consulting Agreement as of May 20, 2014 by and among Apollo Medical Holdings, Inc. and Bridgewater Healthcare Group, LLC (filed as an exhibit to a Current Report on Form 8-K/A on July 3, 2014).

10.38+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on September 16, 2014).
10.39	Contribution Agreement, dated as of October 27, 2014, by and between Dr. Sandeep Kapoor, M.D, Marine Metspakyan and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.40	Contribution Agreement, dated as of October 27, 2014, by and between Rob Mikitarian and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.41	Membership Interest Purchase Agreement, entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Apollo Medical Holdings, Inc., Dr. Sandeep Kapoor, M.D., Marine Metspakyan and Best Choice Hospice Care, LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.42	Stock Purchase Agreement entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Rob Mikitarian and Holistic Care Home Health Agency, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.43	Second Amendment to Lease Agreement dated October 14, 2014 by and among Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (filed as an exhibit on Quarterly Report on Form 10-Q on November 14, 2014).
10.44	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K/A on December 8, 2014).
10.45	First Amendment and Acknowledgement, dated as of February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on February 10, 2015).
10.46+	Board of Directors Agreement dated April 9, 2015 by and between Apollo Medical Holdings, Inc., and Lance Jon Kimmel (filed as an exhibit to a Current Report on Form 8-K on April 13, 2015).
10.47	Amendment to the First Amendment and Acknowledgement, dated as of May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on May 15, 2015).
10.48	Amendment to the First Amendment and Acknowledgement, dated as of July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on July 10, 2015).
10.49	Waiver and Consent dated as of August 18, 2015 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on August 19, 2015)
10.50	Securities Purchase Agreement dated October 14, 2015 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015).
10.51	Second Amendment and Conversion Agreement dated as of November 17, 2015 between Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on November 19, 2015).
10.52+	Board of Directors Agreement between Apollo Medical Holdings, Inc. and Thomas S. Lam, M.D. dated January 19, 2016 (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016
10.53+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.54+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.55+	Consulting Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Flacane Advisors, Inc. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.56	Indemnification Agreement effective as of September 21, 2015 between Apollo Medical Holdings, Inc. and William Abbott (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016).
10.57+	Board of Directors Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Mark Fawcett (filed as an exhibit to a Current Report on Form 8-K/A on February 2, 2016).
10.58	Securities Purchase Agreement dated March 30, 2016 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).

10.59	2015 Equity Incentive Plan (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.60	Asset Purchase Agreement dated January 12, 2016 among Apollo Medical Holdings, Inc., Apollo Care Connect, Inc. and Healarium, Inc. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.61	Amendment No.2 to Intercompany Revolving Loan Agr4eement dated March 30, 2016 between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.62	Amended and Restated Subordination Agreement between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.63	Stock Purchase Agreement dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.64	Non-Interest Bearing Secured Promissory Note dated March 1, 2016 (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.65	First Amendment to Stock Purchase Agreement and to Non-Interest Bearing Promissory Note dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.66	Membership Interest Purchase Agreement and Release dated as of December 9, 2015 between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., Apollo Palliative Services LLC and Sandeep Kapoor, M.D. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.67+	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.68+	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.69+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.70+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D. (filed as an exhibit to an annual report on Form 10-K on June 29, 2016)
10.71	Third Amendment dated June 28, 2016 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc. (filed as an exhibit to an Annual Report on Form 10-K on June 29, 2016)
10.72+	Employment Agreement by and between Apollo Medical Management, Inc. and Mihir Shah dated July 21, 2016 (filed as an exhibit to a Current Report on Form 8-K on July 26, 2016)
10.73	Stock Purchase Agreement dated as of November 4, 2016 by and among BAHA Acquisition, A Medical Corporation, a California professional corporation; Bay Area Hospitalist Associates, A Medical Corporation, a California professional corporation; and Scott Enderby, D.O. (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
10.74	Employment Agreement dated as of November 4, 2016 by and between Bay Area Hospitalist Associates, Inc., a California professional corporation and Scott Enderby (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
10.75	Non-Competition Agreement dated as of November 4, 2016 by and between Bay Area Hospitalist Associates, A Medical Corporation, a California professional corporation and Scott Enderby, D.O. (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
10.76	Intercompany Revolving Loan Agreement dated as of July 22, 2016 by and between Apollo Medical Management, Inc. and Bay Area Hospitalist Associates, a Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on November 14, 2016)
10.77	Intercompany Revolving Loan Agreement dated as of November 22, 2016 by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to the Current Report on Form 8-K on November 29, 2016)
10.78	Subordination Agreement dated as of November 22, 2016 by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to the Current Report on Form 8-K on November 29, 2016)
10.79+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.80+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Gary Augusta (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.81+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Mihir Shah (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.82+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.83	Next Generation ACO Model Participation Agreement (filed as an exhibit to a Current Report on Form 8-K on January 20, 2017)
10.84	Promissory Note dated as of January 3, 2017 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on February 13, 2017)
82

10.85	Promissory Note (Term Loan) issued November 17, 2016 to Liviu Chindris, M.D. in the principal amount of $400,000.00 (filed as an exhibit to a Quarterly Report on Form 10-Q on February 14, 2017)
10.86	Securities Purchase Agreement dated as of March 30, 2017 between Apollo Medical Holdings, Inc. and Alliance Apex, LLC (filed as an exhibit to a Current Report on Form 8-K on April 5, 2017)
10.87	Convertible Promissory Note dated March 30, 2017 issued to Alliance Apex, LLC in the principal amount of $4,990,000 (filed as an exhibit to a Current Report on Form 8-K on April 5, 2017)
10.88	Fourth Amendment to Registration Rights Agreement between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated as of April 26, 2017 (filed as an exhibit to a Current Report on Form 8-K on April 28, 2017)
10.89	Management Services Agreement dated as of July 1, 2011 between Pulmonary Critical Care Management, Inc. and Los Angeles Lung Center, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.90	Amendment No.1 dated as of January 1, 2017 to Management Services Agreement between Pulmonary Critical Care Management, Inc. and Los Angeles Lung Center, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.91	Amendment No.2 dated as of March 24, 2017 to Management Services Agreement between Pulmonary Critical Care Management, Inc. and Los Angeles Lung Center, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.92	Management Services Agreement dated as of August 1, 2012 between Verdugo Medical Management, Inc. and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.93	Amendment No.1 dated as of January 1, 2017 to Management Services Agreement between Verdugo Medical Management, Inc. and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.94	Amendment No.2 dated as of March 24, 2017 to Management Services Agreement between Verdugo Medical Management, Inc. and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
21.1*	Subsidiaries of Apollo Medical Holdings, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan, contract or arrangement

(c) Financial Statement Schedules:

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: June 29, 2017	By:	/s/ WARREN HOSSEINION, M.D
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

SIGNATURE	TITLE

/S/ WARREN HOSSEINION, M.D.	President, Chief Executive Officer (Principal Executive Officer), and Director
Warren Hosseinion, M.D.

/S/ MIHIR SHAH	Chief Financial Officer (Principal Financial and Accounting Officer)
Mihir Shah

/S/ GARY AUGUSTA	Chairman of the Board and Director
Gary Augusta

/S/ MARK FAWCETT	Director
Mark Fawcett

/S/ THOMAS LAM, M.D.	Director
Thomas Lam, M.D.

/S/ SURESH NIHALANI	Director
Suresh Nihalani

/S/ DAVID SCHMIDT	Director
David Schmidt

/S/ TED SCHRECK	Director
Ted Schreck

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS:

F- 1

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Apollo Medical Holdings, Inc.

Glendale, California

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (“Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Medical Holdings, Inc. at March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has generated negative cash flows from operations since inception, resulting in an accumulated deficit of $37.7 million as of March 31, 2017. These factors among others raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Los Angeles, California

June 29, 2017

F- 2

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
ASSETS
Cash and cash equivalents	$8,664,211	$9,270,010
Accounts receivable, net of allowance for doubtful accounts of $475,080 and $601,000 at March 31, 2017 and 2016, respectively	5,506,472	3,392,941
Other receivables	464,085	581,213
Due from Affiliates	18,314	20,505
Prepaid expenses and other current assets	269,168	293,828
Total current assets	14,922,250	13,558,497

Deferred financing costs, net	-	37,926
Property and equipment, net	1,205,139	1,247,973
Restricted cash	765,058	530,000
Intangible assets, net	1,904,269	2,353,212
Goodwill	1,622,483	1,622,483
Other assets	225,358	216,442
TOTAL ASSETS	$20,644,557	$19,566,533

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,883,373	$4,572,307
Medical liabilities	1,768,231	2,670,709
Convertible note payable, net of debt issuance cost of $161,000	4,829,000	-
Lines of credit	62,500	188,764
Total current liabilities	14,543,104	7,431,780

Note payable – related party	5,000,000	-
Warrant liability	-	2,811,111
Deferred rent liability	747,418	728,877
Deferred tax liability	83,667	43,479
Total liabilities	20,374,189	11,015,247

COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and outstanding as of March 31, 2016, Liquidation preference of $9,999,999 at March 31, 2016	-	7,077,778

STOCKHOLDERS’ EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and outstanding as of March 31, 2017, Liquidation preference of $9,999,999 at March 31, 2017	7,077,778	-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock) 555,555 issued and outstanding as of March 31, 2017 and 2016, Liquidation preference of $4,999,995 at March 31, 2017 and 2016	3,884,745	3,884,745
Common stock, par value $0.001; 100,000,000 shares authorized, 6,033,518 and 5,876,852 shares issued and outstanding at March 31, 2017 and 2016, respectively	6,033	5,876
Additional paid-in capital	26,331,948	23,524,517
Accumulated deficit	(37,654,381)	(28,684,565)
Stockholders’ deficit attributable to Apollo Medical Holdings, Inc.	(353,877)	(1,269,427)
Noncontrolling interest	624,245	2,742,935
Total stockholders’ equity	270,368	1,473,508
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$20,644,557	$19,566,533

The accompanying notes are an integral part of these consolidated financial statements

F- 3

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended March 31,
	2017	2016

Net revenues	$57,427,701	$44,048,740
Costs and expenses:
Cost of services	48,735,537	34,000,786
General and administrative	18,583,372	16,962,687
Depreciation and amortization	645,742	351,396
Total costs and expenses	67,964,651	51,314,869

Loss from operations	(10,536,950)	(7,266,129)

Other income (expense) :
Interest expense	(82,905)	(542,296)
Gain (loss) on change in fair value of warrant and conversion feature liabilities	1,633,333	(408,692)
Gain on deconsolidation of variable interest entity	242,411	-
Loss on debt extinguishment	-	(266,366)
Other income	14,701	239,057
Total other income (expense), net	1,807,540	(978,297)

Loss before benefit from income taxes	(8,729,410)	(8,244,426)

Benefit from income taxes	(47,495)	(71,037)

Net loss	(8,681,915)	(8,173,389)

Net income attributable to noncontrolling interests	287,901	1,170,655

Net loss attributable to Apollo Medical Holdings, Inc.	$(8,969,816)	$(9,344,044)

Net loss per share:
Basic and diluted	$(1.49)	$(1.79)

Weighted average shares of common stock outstanding:
Basic and diluted	6,001,680	5,212,927

The accompanying notes are an integral part of these consolidated financial statements

F- 4

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 For the Years Ended March 31, 2017 and 2016

							Additional			Stockholders’
	Preferred Stock – Series A		Preferred Stock – Series B		Common Stock		Paid-in	Accumulated	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance April 1, 2015	-	$-	-	$-	4,863,389	$4,863	$16,517,985	$(19,340,521)	$1,827,489	$(990,184)
Net income (loss)	-	-	-	-	-	-	-	(9,344,044)	1,170,655	(8,173,389)
Stock-based compensation expense	-	-	-	-	-	-	1,103,976	-	-	1,103,976
Issuance of common stock in acquisition	-	-	-	-	275,000	275	1,512,225	-	-	1,512,500
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(702,642)	(702,642)
Reclassification of noncontrolling interest to notes receivable	-	-	-	-	-	-	-	-	414,716	414,716
Net adjustment from change in APS ownership interest	-	-	-	-	-	-	(338,032)	-	32,717	(305,315)
Conversion of 9% notes to common stock	-	-	-	-	138,463	138	553,713	-	-	553,851
Conversion of 8% notes and warrants to common stock	-	-	-	-	600,000	600	3,059,400	-	-	3,060,000
Issuance of preferred stock and equity warrant	-	-	555,555	3,884,745	-	-	1,115,250	-	-	4,999,995
Balance at March 31, 2016	-	-	555,555	3,884,745	5,876,852	5,876	23,524,517	(28,684,565)	2,742,935	1,473,508
Net income (loss)			-	-	-	-	-	(8,969,816)	287,901	(8,681,915)
Stock-based compensation expense	-	-	-	-	-	-	1,106,454	-	-	1,106,454
Issuance of common stock for exercise of warrants	-	-	-	-	150,000	150	171,850	-	-	172,000
Issuance of common stock for vested restricted stock	-	-	-	-	6,666	7	61	-	-	68
Relative fair value of warrants issued with debt	-	-	-	-	-	-	6,880	-	-	6,880
Reclassification of Noncontrolling interest due to acquisition of VIE	-	-	-	-	-	-	183,408	-	(183,408)	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(1,200,000)	(1,200,000)
Deconsolidation of VIEs,	-	-	-	-	-	-	-	-	(1,023,183)	(1,023,183)
Warrants issuable for debt guarantee	-	-	-	-	-	-	161,000	-	-	161,000
Reclassification of mezzanine equity to permanent equity	1,111,111	7,077,778	-	-	-	-	-	-	-	7,077,778
Reclassification of derivative liability to equity	-	-	-	-	-	-	1,177,778	-	-	1,177,778

Balance at March 31, 2017	1,111,111	$7,077,778	555,555	$3,884,745	6,033,518	$6,033	$26,331,948	$(37,654,381)	$624,245	$270,368

The accompanying notes are an integral part of these consolidated financial statements

F- 5

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,681,915)	$(8,173,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	385,597	435,838
Depreciation and amortization	645,742	351,396
Loss on disposal of assets	6,938	476,745
Deferred income taxes	40,188	(127,736)
Stock-based compensation expense	1,106,454	1,103,976
Gain on deconsolidation of variable interest entity	(242,411)	-
Loss on debt extinguishment	-	266,366
Amortization of deferred financing costs	44,806	94,912
Write-off of capitalized offering costs	-	513,646
Amortization adjustment to debt discount	-	(29,984)
Change in fair value of warrant and conversion feature liability	(1,633,333)	408,692
Impairment of goodwill and intangible assets	68,311	207,285
Changes in assets and liabilities:
Accounts receivable	(2,780,122)	(27,195)
Other receivables	113,303	283,704
Due from affiliates	2,191	15,892
Prepaid expenses and other current assets	(10,158)	(92,182)
Deferred financing costs	-	(43,330)
Other assets	(8,916)	3,181
Accounts payable and accrued liabilities	3,653,211	1,024,991
Deferred rent liability	53,514	57,907
Medical liabilities	(902,478)	1,410,160

Net cash used in operating activities	(8,139,078)	(1,839,125)

Cash flows from investing activities:
Change in restricted cash	(235,058)	-
Proceeds from sale of ACC assets	-	15,000
Decrease in cash and cash equivalents resulting from deconsolidation of variable interest entities	(858,670)	-
Property and equipment acquired	(297,561)	(262,108)

Net cash used in investing activities	(1,391,289)	(247,108)

Cash flows from financing activities:
Proceeds from the issuance of Series A preferred stock and warrants	-	10,000,000
Proceeds from the issuance of Series B preferred stock and warrants	-	4,999,995
Proceeds from issuance of convertible note payable	4,990,000	-
Proceeds from issuance of note payable – related party	5,000,000	-
Repayments on convertible notes	-	(470,000)
Proceeds from notes payable	400,000	100,000
Principal payments on notes payable	(400,000)	(6,527,500)
Proceeds from line of credit	112,500	-
Repayments on lines of credit	(150,000)	(1,006,000)
Distributions to noncontrolling interest	(1,200,000)	(702,642)
Proceeds from exercise of warrants and vested restricted stock	172,068	-
Proceeds from issuance of common stock	-	200,000
Payment to noncontrolling interest for equity interest	-	(251,852)

Net cash provided by financing activities	8,924,568	6,342,001

F- 6

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	For The Years Ended March 31,
	2017	2016
Net change in cash and cash equivalents	(605,799)	4,255,768

Cash and cash equivalents, beginning of year	9,270,010	5,014,242

Cash and cash equivalents, end of year	$8,664,211	$9,270,010

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23,532	$521,341
Income taxes paid	30,902	176,587

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock on conversion of 8% warrants and notes	$-	$3,060,000
Issuance of common stock in connection with conversion of 9% notes payable and accrued interest	-	553,851
Change in noncontrolling interest ownership	-	338,032
Tenant improvement allowance	-	659,360
Note receivable related to sale of ACC asset	-	51,000
Convertible debt reclassified to accounts payable	-	100,000
Common stock issued for acquisition of intangible assets	-	1,312,500
Reclassification of derivative liability to equity	1,177,778	-
Relative fair value of warrant included in debt discount	6,880	-
Reclassification of mezzanine equity to permanent equity	7,077,778	-
Reclassification of noncontrolling interest to due to acquisition of BAHA noncontrolling interest	183,408	-
Warrants issuable for debt guarantee	161,000	-

The accompanying notes are an integral part of these consolidated financial statements

F- 7

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Apollo Medical Holdings, Inc. (the “Company” or “ApolloMed”) and its affiliated physician groups are a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner. Led by a management team with over a decade of experience, ApolloMed has built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients, particularly senior patients and patients with multiple chronic conditions. ApolloMed believes that the Company is well-positioned to take advantage of changes in the rapidly evolving U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

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

Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, ApolloMed Care Clinic (“ACC”), Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”), Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”) and APA ACO, Inc. (“APAACO”). Through its wholly-owned subsidiary PCCM, ApolloMed manages Los Angeles Lung Center (“LALC”) (see below for deconsolidation), and through its wholly-owned subsidiary VMM, ApolloMed manages Eli Hendel, M.D., Inc. (“Hendel”) (see below for deconsolidation). ApolloMed also has a controlling interest in ApolloMed Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”).

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

ApolloMed ACO participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the Centers for Medicare & Medicaid Services (“CMS”), they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. CMS determined that the Company did not meet the minimum savings threshold in performance year 2015 and therefore did not receive the “all or nothing” annual shared savings payment in fiscal 2017. The Company is eligible to be considered for an “all or nothing” payment under this program for performance year 2016 (which, if it is paid, would be paid to us in fiscal 2018).

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

In November 2016, BAHA Acquisition Corp., an affiliated entity owned by the Company’s CEO and consolidated as a variable interest entity, acquired the noncontrolling interest in BAHA which was previously consolidated as a variable interest entity, and continues to have its financial results consolidated with those of the Company as a variable interest entity. As part of the transaction, the Company acquired the noncontrolling interest of BAHA and was reflected as an equity transaction as there was no change in control.

On December 21, 2016, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”), Network Medical Management (“NMM”), and Kenneth Sim, M.D., not individually but in his capacity as the representative of the shareholders of NMM (the “Shareholders’ Representative”) (see Note 10).

F- 8

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2017, PCCM and VMM amended the management services agreements entered into with LALC and Hendel. Based on the Company’s evaluation of current accounting guidance, it was determined that the Company no longer holds an explicit or implicit variable interest in these entities, and accordingly LALC and Hendel are no longer consolidated and their operations are not included in the March 31, 2017 consolidated financial statements of the Company as of such date. In connection with the amendments, the Company recorded a gain on deconsolidation of $242,411 in the consolidated statement of operations, the deconsolidation of the net assets of the LALC and Hendel entities and related noncontrolling interest of $1,023,183 in the consolidated balance sheet, and a decrease in cash and cash equivalents and in the consolidated statements of cash flows in the amount of $858,670.

On January 18, 2017, CMS announced that APAACO, which is owned 50% by ApolloMed and 50% by Network Medical Management, Inc. has been approved to participate in the Next Generation ACO Model “NGACO Model”. Through this new model, CMS will partner with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017.

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

Going Concern, Liquidity and Capital Resources

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As shown in the accompanying consolidated financial statements, the Company has a history of operating losses. The Company had a net loss of approximately $8.7 million and approximately $8.2 million for the years ended March 31, 2017 and 2016, respectively. The Company had negative cash flow from operations of approximately $8.1 million and approximately $1.8 million for the years ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company had an accumulated deficit of approximately $37.7 million. At March 31, 2017, the Company had cash equivalents of approximately $8.7 million compared to cash and cash equivalents of approximately $9.3 million at March 31, 2016. At March 31, 2017, the Company had net borrowings from notes and lines of credit totaling approximately $9.9 million compared to net borrowings at March 31, 2016 of approximately $0.2 million and availability under lines of credit of approximately $0.2 million.

These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term ability to continue as a going concern is dependent upon the Company’s ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company’s ability to continue as a going concern is also dependent on management’s ability to further develop business operations. The Company may also have to reduce certain overhead costs through the reduction of salaries and other means, and settle liabilities through negotiation. There can be no assurance that management’s attempts at any or all of these endeavors will be successful.

To date, the Company has funded the Company’s operations from a combination of internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities. The Company expects to continue to fund the Company’s working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, cash flows from operations, available borrowings under the Company’s lines of credit and, if available, additional financings of equity and/or debt. Management does not believe that the Company has sufficient liquidity to meet the Company’s obligations for at least the next twelve months without some additional funds, such as funds available from raising capital. However, no assurance can be given that any such funds will be available at all or available on favorable terms. The Company is substantially dependent upon the consummation of the Merger to meet the Company’s liquidity requirements. See “NMM Transaction” in Note 10.

F- 9

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of (1) Apollo Medical Holdings, Inc. and its wholly owned subsidiaries AMM, PCCM, and VMM, (2) the Company’s controlling interest in ApolloMed ACO, and APS, (3) physician practice corporations (“PPCs”) managed under long-term management service agreements including AMH, MMG, ACC, LALC (through December 31, 2016), Hendel (through December 31, 2016), AKM, SCHC and BAHA. Some states have laws that prohibit business entities, such as ApolloMed, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (collectively known as the corporate practice of medicine), or engaging in certain arrangements with physicians, such as fee-splitting. In California, the Company operates by maintaining long-term management service agreements with the PPCs, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide hospitalist services. Under the management agreements, the Company provides and performs all non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support. Each management agreement typically has a term from 10 to 20 years unless terminated by either party for cause. The management agreements are not terminable by the PPCs, except in the case of material breach or bankruptcy of the respective PPM.

Through the management agreements and the Company’s relationship with the stockholders of the PPCs, the Company has exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Consequently, the Company consolidates the revenue and expenses of each PPC from the date of execution of the applicable management agreement.

Effective January 1, 2017, as a result of an amendment to their respective MSA’s, LALC and Hendel are no longer controlled by the Company and are therefore not consolidated by the Company as of such date. All intercompany balances and transactions have been eliminated in consolidation.

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

Reportable Segments

The Company operates as one reportable segment, the healthcare delivery segment, and implements and operates innovative health care models to create a patient-centered, physician-centric experience. The Company reports its consolidated financial statements in the aggregate, including all activities in one reportable segment. The Company has determined it has six reporting units, which are comprised of (1) Hospitalist and AMM, (2) IPA, (3) Clinics, (4) Care Connect, (5) ACO, and (6) Palliative Services. While the chief operating decision maker uses financial information related to these reporting units to analyze business performance and allocate resources, the reporting units, as noted above, do not meet the quantitative threshold under U.S. GAAP to be considered a reportable segment. As such, these reporting units are aggregated into a single reportable segment in the consolidated financial statements.

Revenue Recognition

Revenue consists of contracted, fee-for-service (“FFS”) and capitation revenue. Revenue is recorded in the period in which services are rendered. Revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each.

F- 10

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contracted revenue

Contracted revenue represents revenue generated under contracts for which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where the Company may have a FFS contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provides for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, the Company derives a portion of the Company’s revenue as a contractual bonus from collections received by the Company’s partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

Fee-for-service revenue

FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians. Under the FFS arrangements, the Company bills patients for services provided and receive payment from patients or their third-party payors. FFS revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. FFS revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). Under the risk pool sharing agreement, the affiliated hospital and medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to affiliated hospitals. The Company participates in full risk programs under the terms of the PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at March 31, 2017 and March 31, 2016 (see "Medical Liabilities" in this Note 2, below).

F- 11

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Hospitalist Agreements

During the year, the Company entered into several new hospitalist agreements with hospitals, whereby the Company earns a stipend fee plus a fee based on an agreed percentage of fee-for-service collections. The fee is recorded at an amount net of the portion owed to the hospitals (the Company collects all fees on behalf of the hospitals). The fee revenue is further reduced by a portion subject to quality metrics which is only recorded as revenue upon the Company meeting these metrics. The Company considered the indicators of gross revenue and net revenue reporting under ASC 605-45-45, “Revenue Recognition: Principal Agent Considerations” and determined that revenue from this arrangement is recorded at net.

NGACO Model Revenue

No revenues were generated from the NGACO Model in fiscal 2017 and management is in the process of evaluating the appropriate revenue recognition.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of cash held as collateral to secure standby letters of credits as required by certain contracts. The certificates have an interest rate ranging from 0.05% to 0.10%.

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

At least annually, at the Company’s fiscal year end, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. The Company has determined it has six reporting units, which are comprised of (1) Hospitalist and AMM, (2) IPA, (3) Clinics, (4) Care Connect, (5) ACO, and (6) Palliative Services.

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

F- 12

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

The Company had major payors that contributed the following percentage of net revenue:

	For The Years Ended March 31,
	2017	2016

Governmental - Medicare/Medi-Cal	18.8%	29.8%
L.A. Care	13.1%	15.7%
Allied Physicians	8.5%	0.0%
Health Net	6.8%	9.9%

Receivables from these payors amounted to the following percentage of accounts receivable before the allowance for doubtful accounts:

	As of March 31,
	2017	2016

Governmental - Medicare/Medi-Cal	20.5%	39.3%
Allied Physicians	12.8%	15.8%

The Company maintains its cash and cash equivalents and restricted cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. As of March 31, 2017, approximately $8.5 million was in excess of the Federal Deposit Insurance Corporation limits of $250,000 per depositor.

The Company’s business and operations are concentrated in one state, California. Any material changes by California with respect to strategy, taxation and economics of healthcare delivery, reimbursements, financial requirements or other aspects of regulation of the healthcare industry could have an adverse effect on the Company’s operations and cost of doing business.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. Computers and software are depreciated over 3 years. Furniture and fixtures are depreciated over 8 years. Machinery and equipment are depreciated over 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or the expected useful lives of the improvements ranging from 5 to 10 years.

Property and equipment consisted of the following:

	As of March 31,
	2017	2016

Website	$4,568	$4,568
Computers	287,570	166,043
Software	70,971	215,439
Machinery and equipment	141,977	351,090
Furniture and fixtures	183,130	114,127
Leasehold improvements	1,075,760	1,094,665
	1,763,976	1,945,932

Less accumulated depreciation and amortization	(558,837)	(697,959)

	$1,205,139	$1,247,973

Depreciation and amortization expense was $265,110 and $165,620 for the years ended March 31, 2017 and 2016, respectively.

F- 13

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s medical liabilities were as follows:

	For The Years Ended March 31,
	2017	2016
Balance, beginning of year	$2,670,709	$1,260,549
Incurred health care costs:
Current year	10,365,502	7,844,329
Claims paid:
Current year	(8,524,215)	(6,019,186)
Prior years	(1,881,869)	(1,159,909)
Total claims paid	(10,406,084)	(7,179,095)
Risk pool settlement	814,733	-
Adjustment related to full risk capitation contracts	(1,676,629)	803,981
Adjustments	-	(59,055)

Balance, end of year	$1,768,231	$2,670,709

Deferred Financing Costs

Costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method.

During the year ended March 31, 2016, the Company wrote-off deferred financing costs of approximately $175,000 related to the conversion of NNA of Nevada, Inc. (“NNA”) indebtedness as part of the loss on debt extinguishment expense (see Note 7).

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

F- 14

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the notes payable and the convertible note payable approximates fair value which is determined by using interest rates that are available for similar debt obligations with similar terms at the balance sheet date.

Warrant liability

In October 2015, the Company issued a warrant in connection with the 2015 NMM financing that initially required liability classification (see Note 9). The fair value of the warrant liability of approximately $1.2 million at December 21, 2016, the date on which the Series A Warrant was reclassified from liability to equity, see Note 9, was estimated using the Monte Carlo valuation model which used the following inputs: term of 3.81 years, risk free rate of 1.74%, no dividends, volatility of 62.6%, share price of $9.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount. The fair value of the warrant liability of approximately $2.8 million at March 31, 2016 was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.5 years, risk free rate of 1.13%, no dividends, volatility of 65.7%, share price of $5.93 per share based on the trading price of the Company’s common stock adjusted for marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued in the NMM financing. The fair value of the warrant liability of approximately $2.9 million in October 2015 was estimated at issuance using the Monte Carlo valuation model, using the following inputs: term of 5 years; risk free rate of 1.3%, no dividends, volatility of 63.3%, share price of $6.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Company’s convertible preferred stock issued in the NMM financing.

Conversion feature liability

The 8% NNA Convertible Note was converted into common shares in October 2015 and the related liability was marked to fair value with changes in fair value recorded in the consolidated statement of operations and reclassified to additional paid-in capital on such date. The fair value of the conversion feature liability on the date of conversion was estimated using the Monte Carlo simulation valuation model, using the following input terms: term of 3.45 years; risk free rate of 0.95%, no dividends, volatility of 50.7%, share price of $6.00 per share based on the trading price of the Company’s common stock adjusted for a marketability discount, and a 50% probability of future financing event related to the anti-dilution provision of the convertible feature.

F- 15

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no financial instruments measured at fair value on a recurring basis as of March 31, 2017. The carrying amounts and fair values of the Company's financial instruments measured at fair value on a recurring basis are presented below as of March 31, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Liabilities:
Warrant liability	$-	$-	$2,811,111	$2,811,111

The following summarizes the activity of Level 3 inputs measured on a recurring basis for the years ended March 31, 2017 and 2016:

	Warrant Liability	Conversion Feature Liability	Total
Balance at April 1, 2015	$2,144,496	$442,358	$2,586,854
Warrant adjustments	(999,724)	-	(999,724)
Conversion of warrants and convertible note to common stock – NNA	(1,624,029)	(482,904)	(2,106,933)
Fair value of warrant issued – NMM	2,922,222	-	2,922,222
Change in fair value of warrant and conversion feature liability	368,146	40,546	408,692

Balance at March 31, 2016	2,811,111	-	2,811,111

Fair value of warrant reclassified to equity	(1,177,778)	-	(1,177,778)
Change in fair value of warrant liability	(1,633,333)	-	(1,633,333)
Balance at March 31, 2017	$-	$-	$-

The gain on change in fair value of the warrant liability of $1,633,333 for the year ended March 31, 2017 and loss on change in fair value of the warrant liability and conversion feature liability of $408,692 for the year ended March 31, 2016, are included in the accompanying consolidated statements of operations. The change in fair value during the year ended March 31, 2016 relates to a warrant liability and embedded conversion feature resulting from a 2014 financing transaction with NNA which was settled in October 2015. Upon settlement, the Company reclassified the fair value of warrants of $1,177,778 from warrant liability to additional paid in capital – see Note 9.

Noncontrolling Interests

The noncontrolling interests recorded in the Company’s consolidated financial statements includes the equity of those PPC’s in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities owned by third-party physicians. The nature of these contracts provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to noncontrolling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the noncontrolling parties as well as income or losses attributable to certain noncontrolling interests. Noncontrolling interests also represent third-party minority equity ownership interests which are majority owned by the Company.

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

See “Principles of Consolidation” above regarding deconsolidation of LALC and Hendel and related adjustments to noncontrolling interest.

See Note 3 related to the reclassification of noncontrolling interest to additional paid-in capital due to the acquisition of the variable interest entity, BAHA.

Basic and Diluted Earnings (Loss) per Share

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

F- 16

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	As of March 31,
	2017	2016

Preferred stock	1,666,666	1,666,666
Options	902,950	1,064,150
Warrants	138,500	2,091,166
Convertible notes	499,000	-

	3,207,116	4,821,982

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on April 1, 2017 and does not expect such adoption to have a material impact on its consolidated financial statements and related disclosures for fiscal 2018.

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

F- 17

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

•	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.
•	ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) ("ASU 2016-11") in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.
•	ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements (" ASU 2016-20") in December 2016. ASU 2016-20 does not change the core principle of revenue recognition in Topic 606 but summarizes the technical corrections and improvements to ASU 2014-09 and is effective upon adoption of Topic 606.

These ASUs will become effective for the Company beginning interim period April 1, 2018. The Company currently anticipates adopting the standard using the modified retrospective method. The Company has begun the process of implementing this standard, including performing a review of its revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company currently believes that the primary impact will be changes to the timing of recognition of revenues related to FFS and Capitation Revenue and enhanced financial statement disclosures. The Company will continue to assess the impact on all areas of its revenue recognition, disclosure requirements and changes that may be necessary to its internal controls over financial reporting.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-17 will become effective for the Company beginning interim period April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU provides a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, which reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU require that to be considered a business, a set much include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and also remove the evaluation of whether a market participant could replace missing elements. This update is effective for annual and interim periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact the adoption of ASU 2017-01 will have on the Company’s consolidated financial statements.

F- 18

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This ASU eliminates Step 2 from the goodwill impairment test if the carrying amount exceeds the fair value of a reporting unit and also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on the Company’s consolidated financial statements.

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

3. Acquisitions

Acquired Technology

In January 2016, Apollo Care Connect acquired certain assets from Healarium Inc., a third party entity, and was determined to be a purchase of assets. According to the asset purchase agreement, as amended, the Company agreed to issue 275,000 shares of its common stock with a fair value of $1,512,500 in exchange for the technology with a fair value of approximately $1.3 million, plus $200,000 in cash. The technology provides a cloud and mobile-based population health management platform, with an emphasis on chronic care management and high-risk patient management in addition to a comprehensive platform for total patient engagement. The acquired technology was placed into service in April 2016 and will be amortized over its estimated useful life of five years. Management evaluated the acquired technology for impairment and no impairment occurred during fiscal 2017 (see Note 4).

BAHA Acquisition

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

F- 19

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 4, 2016, the Company issued the Enderby Warrant to Enderby to purchase up to 24,000 shares of the Company’s common stock, at an exercise price of $4.50 per share, which was the closing price of the common stock on the trading day immediately preceding the Closing Date. The Enderby Warrant may be exercised in equal monthly installments of 1,000 shares over a 24-month period commencing on December 4, 2016 and terminating on November 4, 2018. The fair value of the warrants at the transaction date was deemed to be de minimus.

Prior to the Transaction, the financial results of BAHA were consolidated by the Company as a variable interest entity as the Company was determined to be the primary beneficiary. As part of the Transaction, Acquisition acquired the noncontrolling interest of BAHA.

Based on the Actual Net Working Capital, the Company did not pay the Initial Payment. While it is probable that the contingent payment will be earned, it is probable that the contingent payment will be offset against Actual Net Working adjustment. In addition, the receivable created by the Actual Net Working Capital was not deemed collectible and was not recorded. The Company recorded the reclassification of noncontrolling interest of $183,408 to additional paid-in capital pursuant to this transaction.

4. Goodwill and Intangible Assets

Goodwill

The following is a summary of goodwill activity:

Balance at April 1, 2015	$2,168,833
Decrease from disposal of ACC assets	(461,500)
Impairment loss in AKM	(83,943)
Other	(907)
Balance at March 31, 2016	1,622,483

Balance at March 31, 2017	1,622,483

Intangible Assets, Net

Intangible assets, net consisted of the following:

	Weighted	Gross			Gross		Net
	Average	March 31,		Impairment/	March 31,	Accumulated	March 31,
	Life (Yrs)	2016	Additions	Disposal	2017	Amortization	2017
Indefinite Lived Assets:
Medicare License		$704,000	$-	$-	$704,000	$-	$704,000
Amortized intangible assets:
Acquired Technology	5	1,312,500	-	-	1,312,500	(262,500)	1,050,000
Non-compete	4	117,000	-	(22,328)	94,672	(94,672)	-
Network relationships	5	220,000	-	-	220,000	(117,331)	102,669
Trade name	5	191,000	-	(45,983)	145,017	(97,417)	47,600
		$2,544,500	$-	$(68,311)	$2,476,189	$(571,920)	$1,904,269

F- 20

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted	Gross			Gross		Net
	Average	March 31,		Impairment/	March 31,	Accumulated	March 31,
	Life (Yrs)	2015	Additions	Disposal	2016	Amortization	2016
Indefinite Lived Assets:
Medicare License		$704,000	$-	$-	$704,000	$-	$704,000
Amortized intangible assets:
Acquired Technology	5	-	1,312,500	-	1,312,500	-	1,312,500
Exclusivity	4	40,000	-	(40,000)	-	-	-
Non-compete	4	185,400	-	(68,400)	117,000	(58,738)	58,262
Payor relationships	5	107,000	-	(107,000)	-	-	-
Network relationships	5	220,000	-	-	220,000	(73,333)	146,667
Trade name	5	257,000	-	(66,000)	191,000	(59,217)	131,783
		$1,513,400	$1,312,500	$(281,400)	$2,544,500	$(191,288)	$2,353,212

The acquired technology of $1,312,500 was placed into service in April 2016 and the related amortization has been included in the table above from that date.

Included in depreciation and amortization on the consolidated statements of operations is amortization expense of $380,632 and $185,776 for the years ended March 31, 2017 and 2016, respectively.

During the year ended March 31, 2017, the Company recorded an impairment charge on intangible assets of $68,311 in general and administrative expenses as the carrying amount was determined not to be recoverable.

On March 1, 2016, the Company sold substantially all the assets of ACC to an unrelated third party. In connection with the sale, the Company received cash of $10,000 and issued a note receivable in the amount of $51,000, of which $5,000 was repaid prior to year-end. The Company recognized a loss on disposal of $476,745 related to this transaction, which included the write-off of the remaining goodwill and intangible assets of ACC in the amount of $461,500 and $27,427, respectively. In addition, management determined that the remaining goodwill and intangible assets of AKM in the amount of $83,943 and $123,342, respectively, was not recoverable. Accordingly, the Company recorded an impairment charge in the aggregate amount of $207,285 in general and administrative expenses for the year ended March 31, 2016.

Future amortization expense is estimated to be approximately as follows for each for the five years ending March 31 thereafter:

2018	$327,000
2019	327,000
2020	284,000
2021	262,269

$1,200,269

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	As of March 31,
	2017	2016
Accounts payable	$3,569,011	$2,036,615
Physician share of MSSP	-	62,000
Accrued compensation	2,860,340	2,156,339
Income taxes payable	20,827	110,653
Accrued interest	54,158	4,500
Accrued professional fees	1,379,037	202,200

	$7,883,373	$4,572,307

F- 21

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Notes Payable and Lines of Credit

Lines of credit consist of the following:

	As of March 31,
	2017	2016
Hendel $100,000 revolving line of credit due to financial institution, bore interest at prime plus 4.5% (8.5% and 8.00%, respectively, interest only payable monthly and matured on March 31, 2017 (Deconsolidated - see Note 1).	$-	$88,764

BAHA $150,000 line of credit due to a financial institution, bears interest at prime rate plus 3% (7.0% and 6.50%, respectively), interest only payable monthly and matured in March 2017, currently due on demand.	62,500	100,000

	$62,500	$188,764

Note Payable – Related Party (Chindris)

On November 17, 2016, AMM entered into a promissory note agreement with Liviu Chindris, M.D. (“Chindris Note”), a minority shareholder in APS, pursuant to which the Company borrowed the principal amount of $400,000 at an interest rate of 12% per annum. The Chindris Note required repayment of the outstanding principal and accrued interest, in full, on or before February 18, 2017. In connection with the issuance of the Chindris Note, the Company also issued a two-year stock purchase warrant Dr. Chindris (the “Chindris Warrant”) to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $9.00 per share. The relative fair value of the Chindris Warrant was $6,880 and was recorded as debt discount to be amortized over the term of the Chindris Note using the straight-line method, which approximates the effective interest method. The Company amortized $6,880 of debt discount to interest expense for the year ended March 31, 2017. The Chindris Note was fully repaid prior to March 31, 2017.

Note Payable – Related Party (NMM)

In connection with the Merger Agreement (see Note 10), on January 3, 2017, the Company issued a promissory note to NMM in the amount of $5,000,000. Interest is due quarterly at the rate of Prime plus 1%, or 5% at March 31, 2017, with the entire principal balance being due on January 3, 2019. In the event of default, as defined, all unpaid principal and interest will become due and payable.

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

2014 NNA Financing

On March 28, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) pursuant to which NNA, extended to the Company (i) a $1,000,000 revolving line of credit (the “Revolving Loan”) and (ii) a $7,000,000 term loan (the “Term Loan”). The Company drew down the full amount of the Revolving Loan on October 23, 2014 (see Note 7).

	For The Years Ended March 31,
	2017	2016
Interest expense	$82,905	$323,708
Amortization of loan fees and discount, net of out of period adjustment (Note 12)	-	(141,066)

	$82,905	$182,642

F- 22

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Convertible Notes Payable

6% Alliance Apex Convertible Note

On March 30, 3017, the Company issued a Convertible Promissory Note to Alliance Apex, LLC (“Alliance Note”) for $4,990,000. The Alliance Note is due and payable to Alliance on (i) December 31, 2017, or (ii) the date on which the Change of Control Transaction (see Note 10 – NMM transaction) is terminated, whichever occurs first (“Maturity Date”). Upon the closing, on or before the Maturity Date, of the Merger, the Alliance Note together with the accrued and unpaid interest, shall automatically be converted (a “Mandatory Conversion”) into shares of the Company’s common stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions that occur after the date of the Alliance Note. As part of an amendment to the Merger Agreement on March 30, 2017, the merger consideration to be paid by the Company to NMM was amended to include warrants to purchase 850,000 shares of common stock in the Company at an exercise price of $11 per share, that will only be granted in the event that the proposed merger between the Company and NMM is consummated (such warrant will not vest and will expire if the contemplated merger transaction does not occur) in exchange for both NMM providing a guarantee for the Alliance Note and as compensation to NMM for giving up their right to additional shares in the Company based on the agreed upon exchange ratio with NMM in the event that the Alliance Note is converted to common stock. As the guarantee was provided in conjunction with the warrants, the guarantee is considered a debt issuance cost. The Company estimated the debt issuance cost and related warrants issuable for the debt guarantee of $161,000 based on the incremental fair value to a market participant of a similar but unsecured debt instrument without such guarantee using a market rate for an unsecured high yield note of 12.4% and a 25% probability of the note not being converted. As of March 31, 2017, the debt issuance cost associated with the guarantee of $161,000 has been offset against the related Alliance convertible note resulting in a net balance of $4,829,000 and the related warrants issuable for the debt guarantee is recorded in additional paid-in capital.

8% NNA Convertible Note

Concurrently with the Credit Agreement entered into with NNA, the Company also entered into the Investment Agreement with NNA, pursuant to which the Company issued to NNA, an 8% Convertible Note in the original principal amount of $2,000,000 (the “Convertible Note”). The Company drew down the full principal amount of the Convertible Note on July 30, 2014. The Convertible Note would have matured on March 28, 2019, subject to NNA’s right to accelerate payment on the occurrence of certain events. The Company could redeem amounts outstanding under the Convertible Note on 60 days’ prior notice to NNA. Amounts outstanding under the Convertible Note were convertible at NNA’s sole election into shares of the Company’s common stock at an initial conversion price of $10.00 per share. The Company’s obligations under the Convertible Note were guaranteed by its subsidiaries and consolidated medical corporations.

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

9% Senior Subordinated Convertible Notes

The 9% Notes, issued January 31, 2013, bore interest at a rate of 9% per annum, were payable semiannually on August 15 and February 15, and matured February 15, 2016, and were subordinated. The principal of the 9% Notes, plus any accrued yet unpaid interest, was convertible, at any time by the holder at a conversion price of $4.00 per share, subject to adjustment for stock splits, stock dividends and reverse stock splits, into shares of the Company’s common stock.

In connection with the issuance of the 9% Notes in 2013, the holders of the 9% Notes received warrants to purchase 82,500 shares of the Company’s common stock at an exercise price of $4.50 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends, which warrants are exercisable at any date prior to January 31, 2018, and were classified in equity. Certain holders of the 9% Notes converted an aggregate of approximately $554,000 of outstanding principal and accrued interest into 138,463 shares of the Company’s common stock prior to their maturity on February 15, 2016. Prior to conversion, the Company amortized approximately $14,000 of related debt discount and deferred financing costs in fiscal 2016.

Interest expense associated with the convertible notes payable consisted of the following:

	For The Years Ended March 31,
	2017	2016
Interest expense	$-	$171,027
Amortization of loan fees and discount	-	188,627

	$-	$359,654

F- 23

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes

(Benefit from) provision of income taxes consists of the following:

	For The Years Ended March 31,
	2017	2016
Current:
Federal	$(81,614)	$(9,979)
State	(6,069)	66,678
	(87,683)	56,699

Deferred:
Federal	25,598	(81,277)
State	14,590	(46,459)
	40,188	(127,736)

Benefit from income taxes	$(47,495)	$(71,037)

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of March 31, 2017, the Company had federal and California tax net operating loss carryforwards of approximately $19.1 million and $21.3 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2037. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets (liabilities) as of March 31, 2017 and March 31, 2016 are shown below. A valuation allowance of $11,557,356 and $8,369,878 as of March 31, 2017 and March 31, 2016, respectively, has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Deferred tax assets (liabilities) consist of the following:

	For The Years Ended March 31,
	2017	2016
Deferred tax assets (liabilities):
State taxes	$5,718	$15,114
Stock options	3,127,225	2,617,037
Accrued payroll and related costs	-	16,222
Accrued hospital pool deficit	25,747	329,430
Net operating loss carryforward	7,640,802	4,754,165
Property and equipment	42.623	1,588
Acquired intangible assets	113,171	65,748
Other	518,403	527,095

Net deferred tax assets before valuation allowance	11,473,689	8,326,399
Valuation allowance	(11,557,356)	(8,369,878)

Net deferred tax liabilities	$(83,667)	$(43,479)

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

	For The Years Ended March 31,
	2017	2016
Tax provision at U.S. Federal statutory rates	34.0%	34.0%
State income taxes net of federal benefit	(0.1)%	(0.3)%
Nondeductible permanent items	0.7%	(0.7)%
Nontaxable entities	0.3%	5.4%
Other	(3.4)%	1.9%
Change in valuation allowance	(31.0)%	(39.4)%

Effective income tax rate	0.5%	0.9%

As of March 31, 2017 and March 31, 2016, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

F- 24

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ federal income tax returns are open to audit under the statute of limitations for the years ended March 31, 2014 onwards and state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2013 onward. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

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

At any time prior to conversion and through the Redemption Expiration Date (as described below), the Series A was able to be redeemed at the option of NMM, on one occasion, in the event that the Company’s net revenues for the four quarters ending September 30, 2016, as reported in its periodic filings under the Securities Exchange Act of 1934, as amended, were less than $60,000,000. In such event, the Company had up to one year from the date of the notice of redemption by NMM to redeem the Series A Preferred Stock, the NMM Warrant and any shares of common stock issued in connection with the exercise of any portion of the NMM Warrant theretofore (collectively the “Redeemed Securities”), for the aggregate price paid therefore by NMM, together with interest at a rate of 10% per annum from the date of the notice of redemption until the closing of the redemption. Any mandatory conversion described previously would not take place until such time as it was determined that that conditions for the redemption of the Redeemed Securities have not been satisfied or, if such conditions exist, NMM decided not to have such securities redeemed. As the redemption feature was not within the control of the Company, the Series A Preferred Stock did not qualify as permanent equity and was classified as mezzanine or temporary equity. The Company did not attain the $60,000,000 net revenues milestone noted above by September 30, 2016. Accordingly, the Series A were subject to redemption for $10,000,000. However, as part of the proposed Merger between NMM and the Company (see Note 10), NMM entered into a Consent and Waiver Agreement dated December 21, 2016 (the “NMM Waiver”), pursuant to which NMM has relinquished its right of redemption of the Series A Preferred Stock and the related common stock warrants. As a result of the NMM Waiver on December 21, 2016, the mezzanine equity was reclassified to permanent equity at its carrying amount of $7,077,778.

The common stock warrants may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The warrants are not separately transferable from the Preferred Stock. The warrants were also subject to redemption in the event the Preferred Stock was redeemed by NMM, as described above. Accordingly, the Company previously accounted for such warrants as liabilities and has marked such liability to its fair value at March 31, 2016. The Company determined the fair value of the warrant liability to be $2,922,222 at inception which was estimated using the Monte Carlo valuation model (see Note 2) with the value of the Series A being the residual value of $7,077,778. As a result of the NMM Waiver, the fair value of the warrant at December 21, 2016 of $1,177,778 (see Note 2) was reclassified from liability to equity.

Without the written consent of NMM, between the Closing Date and the nine-month anniversary of the Closing Date, the Company shall not acquire, sell all or substantially all of its assets to, effect a change of control, or merge, combine or consolidate with, any other Person engaged in the business of being a MSO, ACO or IPA, or enter into any agreement with respect to any of the foregoing.

Preferred Stock – Series B

On March 30, 2016, Company entered into an agreement with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 555,555 units, each Unit consisting of one share of the Company’s Series B Preferred Stock (“Series B”) and a warrant to purchase one share of the Company’s common stock at an exercise price of $10.00 per share. NMM paid the Company an aggregate $4,999,995 for the units. The proceeds were allocated to each Series B units and Series B warrants based upon their relative fair values in the amount of $3,884,745 and $1,115,250, respectively, as each class of securities met the requirements for permanent equity classification. The estimated fair value of the units was estimated using a Black-Scholes equity allocation option pricing method. The Company used a comparable company lookback volatility rate of 65.8%, and a risk-free rate of 1.2% - commensurate with the expected term of 5-years. In valuing the Series B warrants, the Company used a comparable company lookback volatility rate of 65.8%, and a risk-free rate of 1.2% - commensurate with the expected term of 5-years.

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

F- 25

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants may be exercised at any time after issuance and through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits.

Equity Incentive Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) allowed the Board to grant up to 500,000 shares of the Company’s common stock, and provided for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of March 31, 2017, there were no shares available for grant.

On April 29, 2013 the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of March 31, 2017 there were no shares available for future grants under the 2013 Plan.

On December 15, 2015, the Company’s Board of Directors approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Plan and 2013 Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was subject to approval by the Company’s stockholders, which approval was obtained at the 2016 Annual Meeting of Stockholders that was held on September 14, 2016. As of March 31, 2017, there were approximately 1,023,600 shares available for future grants under the 2015 Plan.

Share Issuances

On November 17, 2015, the Company entered into the Conversion Agreement with NNA, Dr. Warren Hosseinion and Dr. Adrian Vazquez. Pursuant to the Conversion Agreement, the Company agreed to issue 275,000 shares of common stock and to pay accrued and unpaid interest of $47,112, to NNA in full satisfaction of NNA’s conversion and other rights under the 8% Convertible Note dated March 28, 2014, issued by NNA, in the principal amount of $2,000,000. Pursuant to the Conversion Agreement, the Company also agreed to issue a total of 325,000 shares of the Company’s Common Stock to NNA in exchange for all Warrants held by NNA, under which NNA had the right to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $10 per share and 200,000 shares at an exercise price of $20 per share, in each case subject to anti-dilution adjustments. On the date of conversion, the fair value of the 600,000 shares of common stock was based on the market price of the stock of $6.00 per share, less a 15% discount for marketability or $3,060,000 at $5.10 per share. The fair value of all the existing warrants held by NNA and of the conversion feature liability, converted in exchange for the 600,000 shares of common stock, was $1,624,029 and $482,904, respectively. These amounts together with the carrying amount of the 8% convertible note and accrued interest of approximately $1,124,000 resulted in a gain of approximately $171,000 which is included as an off-set in the net loss on debt extinguishment of approximately $266,000 in the consolidated statement of operations (see Note 7).

In January 2016, the Company formed Apollo Care Connect, Inc. which acquired certain technology and other assets of Healarium, Inc., which provides us with a population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data. The Company issued 275,000 shares of its common stock with a fair value of $1,512,500 in exchange for the acquired assets and the seller paid the Company $200,000.

On February 15, 2016, the Company issued an aggregate 138,463 shares of Common Stock upon the conversion by certain holders of the principal and accrued interest of the 9% Notes prior to their maturity on February 15, 2016 in the amount $553,851.

During the year ended March 31, 2017, the Company issued 150,000 shares of common stock and received approximately $172,000 from the exercise of certain warrants at an exercise price of $1.1485 per share.

A summary of the Company’s restricted stock issued to employees, directors and consultants with a right of repurchase of unlapsed or unvested shares is as follows:

	Weighted-Average Remaining Vesting Life		Weighted-Average Per Share
	Shares	(In Years)	Intrinsic Value	Grant Date Fair Value

Unvested or unlapsed shares at April 1, 2015	12,222	0.3	$0.50	$4.10
Granted	-	-	-	-
Vested/lapsed	(12,222)	-	-	-
Forfeited	-	-	-	-

Unvested or unlapsed shares at March 31, 2016 and 2017	-	-	-	-

F- 26

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

During January and February 2016, the Company issued options to purchase an aggregate of 374,150 shares of the Company’s common stock to certain employees and consultants. The options have exercise prices ranging from $5.79 - $6.37 and vesting terms between immediate through three years. See below for assumptions used to determine the grant date fair value of the stock options using the Black-Scholes Option Pricing Model.

During the year ended March 31, 2017, the Company issued options to purchase an aggregate of 149,200 shares of the Company’s common stock to certain employees, directors and consultants. The options have exercise prices ranging from $4.50 - $6.00 and vesting terms between six months through three years. See below for assumptions used to determine the grant date fair value of the stock options using the Black-Scholes Option Pricing Model.

The following table presents details of the assumptions used to calculate the weighted-average grant date fair value of common stock options granted by the Company:

	Years Ended
	March 31,	March 31,
	2017	2016
Expected term (in years)	4.6 – 6.0	6.0
Expected volatility	126.42 -136.04%	133%
Risk-free interest rate	0.75 – 1.06%	1.31 – 1.94%
Expected dividends	$-	$-
Weighted-average grant date fair value per share	$3.92	$4.75

Stock option activity is summarized below:

	Option Shares	Weighted-Average Per Share Exercise Price	Weighted-Average Remaining Life (Years)	Weighted-Average Per Share Intrinsic Value

Balance, April 1, 2015	776,500	$4.69	7.40	$1.50
Granted	374,150	5.97	-	-
Cancelled/expired	(86,500)	2.63	-	-
Exercised	-	-	-	-

Balance, March 31, 2016	1,064,150	$4.27	7.94	$2.27
Granted	149,200	4.78	-	-
Cancelled/expired	(48,000)	6.75	-	-
Exercised	-	-	-	-

Balance, March 31, 2017	1,165,350	$4.24	6.64	$4.86

Vested and exercisable, March 31, 2017	1,028,043	$4.07	6.36	$5.25

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

F- 27

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock award in the ACO Plan:

	Shares	Weighted-Average Remaining Vesting Life (Years)	Weighted-Average Per Share Fair Value

Balance, April 1, 2015	3,752,000	0.8	$0.03
Granted	184,000	-	0.77
Released	(183,996)	-	0.03

Balance, March 31, 2016	3,752,004	-	0.07
Granted	-	-	-
Released	(32,000)	-	-

Balance, March 31, 2017	3,720,004	-	$0.07

Vested and exercisable, end of year	3,720,004	-	$0.07

Awards of restricted stock under the ACO Plan vest (i) one-third on the date of grant; (ii) one-third on the first anniversary of the date of grant, if the grantee has remained in service continuously until that date; and (iii) one-third on the second anniversary of the date of grant if the grantee has remained in service continuously until that date.

As of March 31, 2017, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s 2010, 2013 and 2015 Equity Plans, are as follows:

Common stock options	$435,739

The weighted-average period of years expected to recognize these compensation costs is 1.53 years.

Stock-based compensation expense related to common stock and common stock option awards is recognized over their respective vesting periods and was included in the accompanying consolidated statement of operations as follows:

	For The Years Ended March 31,
	2017	2016

Stock-based compensation expense:
Cost of services	$4,906	$4,959
General and administrative	1,101,548	1,099,017

	$1,106,454	$1,103,976

Warrants

Warrants consisted of the following:

	Weighted-Average Per Share Intrinsic Value	Number of Warrants

Outstanding at April 1, 2015	$0.46	914,500
Granted	-	1,676,666
Exercised	-	(500,000)
Cancelled	-	-

Outstanding at March 31, 2016	3.12	2,091,166
Granted	-	29,000
Exercised	4.87	(150,000)
Cancelled	-	-

Outstanding at March 31, 2017	$4.68	1,970,166

F- 28

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted		Weighted
		Average		Average
Exercise Price Per	Warrants	Remaining	Warrants	Exercise Price Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.00-$5.00	188,500	0.85	169,500	$4.47
$9.00-$10.00	1,781,666	3.54	1,781,666	9.37

$1.15-$10.00	1,970,166	3.28	1,951,166	$8.90

On October 15, 2015, in connection with the NMM financing the Company issued a 5 year stock warrant to purchase up to 1,111,111 shares of common stock at an exercise price of $9.00 per share.

On March 30, 2016, in connection with the NMM financing the Company issued a 5 year stock warrant to purchase up to 555,555 shares of common stock at an exercise price of $10.00 per share.

Authorized Stock

At March 31, 2017 the Company was authorized to issue up to 100,000,000 shares of common stock. The Company is required to reserve and keep available out of the authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding preferred stock, the exercise of all outstanding warrants exercisable into shares of common stock, and shares granted and available for grant under the Company’s stock option plans. The amount of shares of common stock reserved for these purposes is as follows at March 31, 2017:

Common stock issued and outstanding	6,033,518
Warrants outstanding	1,970,166
Stock options outstanding	1,165,350
Shares issuable upon conversion of convertible note	499,000
Preferred stock	1,666,666

11,334,700

10. Commitments and Contingencies

Lease commitments

The Company’s headquarters are located at 700 North Brand Boulevard, Suite 1400, Glendale, California 91203.  Under the original lease of the premises, the Company occupied space in Suite 220. On October 14, 2014, the Company's lease was amended by a Second Amendment (the “Second Lease Amendment”), pursuant to which the Company relocated its corporate headquarters to a larger suite in the same office building in October 2015. The Second Lease Amendment relocates the leased premises from Suite No. 220 to Suite Nos. 1400, 1425 and 1450, which collectively include 16,484 rentable square feet (the “New Premises”). The New Premises were improved with an allowance of $659,360, provided by the landlord, for construction and installation of equipment for the New Premises. The Second Lease Amendment also extends the term of the lease for approximately six years after the Company occupies the New Premises and increases the Company’s security deposit. The Second Lease Amendment sets the New Premises base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. However, the base rent will be abated by up to $228,049 subject to other terms of the lease. At March 31, 2017 and 2016, deferred rent liability associated with the Company’s leases was $747,418 and $728,877, respectively.

Future minimum rental payments required under the operating leases are as follows:

Year ending March 31,

2018	$982,000
2019	977,000
2020	994,000
2021	1,012,000
2022	716,000
Thereafter	910,000

$5,591,000

F- 29

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense recorded was as follows:

	For The Years Ended March 31,
	2017	2016

Rent expense	$951,244	$888,278

Letters of Credit

In January 2013, in response to request by Prospect Medical Group, Inc., MMG arranged for City National Bank (“CNB”) to provide an irrevocable standby letter of credit in an amount up to $10,000, and entered into a security agreement in favor of CNB, as required by the Management Service Agreement effective February 1, 2013. In November, 2014 the irrevocable standby letter of credit and the security agreement amounts were increased to $ 500,000. The letter of credit is collateralized by a certificate of deposit which is included in restricted cash in the amount of $500,000 at March 31, 2017.

In December 2016, in response to a request by Humana Insurance Company and Humana Health Plan, Inc. (collectively “Humana”), MMG arranged for CNB to provide an irrevocable standby letter of credit in an amount up to $235,000 through December 31, 2017, and entered into a security agreement in favor of CNB, as required by the Independent Practice Association Participation Agreement effective January 1, 2015, including the addenda and attachments thereto, and as amended. The letter of credit is collateralized by a certificate of deposit which is included in restricted cash in the amount of $235,000 at March 31, 2017.

Other letters of credit consist of approximately $30,000. The cash deposit as part of the securities agreements are listed as restricted cash on the consolidated balance sheets at both March 31, 2017 and 2016.

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

As a risk-bearing organization, the Company is required to follow regulations of the California Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. The DMHC determined that, as of February 28, 2016, MMG, was not in compliance with the DMHC’s positive TNE requirement for a Risk Bearing Organization (“RBO”). As a result, the DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG submitted a CAP to the DMHC, which the DMHC approved. MMG has up to one year to cure the deficiency. MMG achieved positive TNE as of the third quarter of fiscal 2017 and has maintained positive TNE to date. Since DMHC requirements are that an RBO should have positive TNE for one full quarter to be taken off a CAP, the Company believes that MMG is currently in compliance with DMHC requirements. The DMHC is currently reviewing filings the Company has made to confirm this compliance.

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

In connection with DMHC’s approval of the CAP for MMG, on November 22, 2016, AMM, a wholly-owned subsidiary of the Company, entered into an Intercompany Revolving Loan Agreement (the “Loan Agreement”) with MMG, another affiliate of the Company, pursuant to which AMM has agreed to lend MMG up to $2,000,000 (the “Commitment Amount”) in one or more advances (collectively, “Advances”) that MMG may request from time to time during the term of the Loan Agreement. Interest on outstanding Advances shall accrue interest at a rate equal to the greater of 10% per annum or the LIBOR rate then in effect, and is payable monthly on the first business day of each month.

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

F- 30

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Affordable Care Act

The Patient Protection and Affordable Care Act (“ACA”) will substantially reform the United States health care system. The legislation impacts multiple aspects of the health care system, including many provisions that change payments from Medicare, Medicaid and insurance companies. Starting in 2014, the legislation required the establishment of health insurance exchanges, which will provide individuals without employer-provided health care coverage the opportunity to purchase insurance. It is anticipated that some employers currently offering insurance to employees will opt to have employees seek insurance coverage through the insurance exchanges. It is possible that the reimbursement rates paid by insurers participating in the insurance exchanges may be substantially different than rates paid under current health insurance products. Another significant component of the ACA is the expansion of the Medicaid program to a wide range of newly eligible individuals. In anticipation of this expansion, payments under certain existing programs, such as Medicare disproportionate share, will be substantially decreased. Each state’s participation in an expanded Medicaid program is optional. However, the ACA may be amended, or repealed and replaced by the Congress. The potential outcome of the repeal and replacement is unknown at this time but could have a material impact on the Company.

Legal

In the ordinary course of the Company’s business, the Company becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs.

F- 31

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Employment and Consulting Agreements

On December 20, 2016, AMM, a wholly-owned subsidiary of the Company, entered into new employment agreements with each of Warren Hosseinion, M.D., Adrian Vazquez, M.D., Gary Augusta and Mihir Shah. The new employment agreements were approved by the Compensation Committee of the Board of Directors of the Company and replace the employment agreements previously entered into with (i) Dr. Hosseinion and Dr. Vazquez on March 28, 2014, as amended on January 12, 2016 and as amended and restated on June 29, 2016, and (ii) Mr. Shah on July 21, 2016. The new employment agreements provide that Dr. Hosseinion, Dr. Vazquez and Mr. Shah will continue to be paid their current base salary in the aggregate amount of $1,160,000, and that Mr. Augusta will be paid a base salary of $300,000 and revise certain term, bonus and severance arrangements as provided therein. Mr. Augusta’s consulting agreement through Flacane Advisers, Inc. (“Flacane”) has been terminated.

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

The Merger Agreement grants each party the ability to update disclosure schedules through January 20, 2017. If any updated disclosure schedules are found to be unacceptable to the receiving party, as determined in such receiving party’s sole discretion, then such receiving party may terminate the Merger Agreement no later than February 3, 2017 (see below for amendment to the Merger Agreement).

F- 32

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 30, 2017, NMM and ApolloMed entered into the Amendment to Agreement and Plan of Merger (“Amended Merger Agreement”) to exclude from the exchange ratio the 499,000 ApolloMed shares issued or issuable pursuant to a securities purchase agreement dated as of March 30, 2017, between ApolloMed and Appliance Apex, LLC. As part of an amendment to the Merger Agreement on March 30, 2017, the merger consideration to be paid by the Company to NMM was amended to include warrants to purchase 850,000 shares of common stock in the Company at an exercise price of $11 per share.

As of the date of this filing, the Merger has not been completed.

Registration Rights Agreement

On June 28, 2016, NNA and the Company entered into the Third Amendment (the “Third Amendment”) to the Registration Rights Agreement dated May 28, 2014, as amended by the First Amendment and Acknowledgement dated as of February 6, 2015, the Second Amendment and Conversion Agreement dated as of November 17, 2015, and the amendments thereto (collectively, the “Registration Agreement”). Pursuant to the Third Amendment, the Company had until April 28, 2017 to register NNA’s registrable securities on a registration statement filed with the SEC and the Company had until the earlier of (i) October 27, 2017 or (ii) the 5th trading day after the date the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review to have such registration statement declared effective by the SEC. All other provisions of the Registration Agreement remain in full force and effect, including paying NNA liquidated damages of 1.5% of the total purchase price of the registrable securities owned by NNA, payable in shares of the Company’s common stock, if the Company does not comply with these deadlines.

On April 26, 2017, the Company entered into a Fourth Amendment (the “Amendment”) with NNA. The Amendment amended the Registration Rights Agreement, dated as of March 28, 2014, between the Company and NNA (as amended by the First Amendment and Acknowledgement, dated as of February 6, 2015, the Amendment to First Amendment and Acknowledgement, dated as of July 7, 2015, the Second Amendment and Conversion Agreement, dated as of November 17, 2015, the Third Amendment, dated as of June 28, 2016, and as further amended by the amendments thereto, the “Registration Rights Agreement”).

The Amendment amended the Registration Rights Agreement to extend the deadline for the Company to file a resale registration statement covering NNA’s registrable securities to December 31, 2017, and also to extend the date by which the Company is required to use its commercially reasonable best efforts to cause such registration statement to be declared effective to June 30, 2018 (or, if earlier, the fifth (5th) trading day after the date on which the Securities and Exchange Commission notifies the Company that such registration statement will not be “reviewed” or will not be subject to further review).

11. Related Party Transactions

On January 12, 2016, the Company entered into a new consulting agreement with Mr. Gary Augusta, the President of Flacane Advisors, Inc. and the Company’s Executive Chairman of the Board of Directors (the “2016 Augusta Consulting Agreement”) to replace the substantially similar 2015 Augusta Consulting Agreement that expired by its terms on December 31, 2015. Under the 2016 Augusta Consulting Agreement, the Augusta Consultant is paid $25,000 per month to provide business and strategic services to the Company; and Augusta Consultant is also eligible to receive options to purchase shares of the Company’s common stock as determined by the Company’s Board of Directors. In addition, Mr. Augusta is subject to a Directors Agreement with the Company dated March 7, 2012. During the years ended March 31, 2017 and 2016, the Company incurred approximately $280,000 and $770,000, respectively, of an aggregate of consulting expense and reimbursement of out of pocket expenses in connection with the 2015 Augusta Consulting Agreement and 2016 Augusta Consulting Agreement. The Company owed the Augusta Consultant approximately $11,300 and $9,500, at March 31, 2017 and 2016, respectively. The 2016 Augusta Consulting Agreement was terminated on December 20, 2016 and replaced by an employment agreement with Mr. Augusta (see Note 10).

During the year ended March 31, 2016, the Company raised approximately $15 million in connection with the sale of shares of Series A and Series B preferred stock and warrants from NMM in which Dr. Thomas Lam, one of the Company’s directors is a significant shareholder (see Note 9). On January 3, 2017, pursuant to a promissory note agreement, NMM provided a loan to ApolloMed in the principal amount of $5,000,000 (see Note 6).

As part of an amendment to the Merger Agreement on March 30, 2017, the merger consideration to be paid by the Company to NMM was amended to include warrants to purchase 850,000 shares of common stock in the Company at an exercise price of $11 per share, that will only be granted in the event that the proposed merger between the Company and NMM is consummated (such warrant will not vest and will expire if the contemplated merger transaction does not occur) in exchange for both NMM providing a guarantee for the Alliance Note and as compensation to NMM for giving up their right to additional shares in the Company based on the agreed upon exchange ratio with NM in the event that the Alliance Note is converted to common stock.

F- 33

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2 2016, accounts payable in the consolidated balance sheets includes $104,500 for principal and accrued interest owed to a 9% note holder who is also a shareholder of the Company and such amount was paid during the year ended March 31, 2017.

In September 2015, the Company entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and is due on or before September 2017. At both March 31, 2017 and 2016, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheets.

In September 2015, the Company entered into a note receivable with Dr. Liviu Chindris, a minority owner in APS, in the amount of approximately $105,000. The note accrues interest at 3% per annum and is due on or before September 2017. At both March 31, 2017 and 2016, the balance of the note was approximately $105,000 and is included in other receivables in the accompanying consolidated balance sheets.

In November, 2016 the Company issued the Chindris Note to Dr, Liviu Chindris, a minority owner in APS, in the principal amount of $400,000 that bore interest at the rate of 12% annually. The note was due February 17, 2017 and was repaid. (see Note 6).

In December 2016, the Company billed NMM, current merger candidate, $930,169 for its 50% share of startup costs related to Next Generation ACO (NGACO) model. See more detail about this model in the “Our Operations and Industry” section of the Form 10-K.

F- 34

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
2.2

Agreement and Plan of Merger dated as of December 21, 2016 by and among Apollo Medical Holdings, Inc., Apollo Acquisition Corp., Network Medical Management, Inc., and Kenneth Sim, M.D. in his capacity as the Shareholders’ Representative (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)

2.3

Amendment to Agreement and Plan of Merger dated as of March 30, 2017 by and among Apollo Medical Holdings, Inc., Apollo Acquisition Corp., a California corporation, Network Medical Management, Inc. and Kenneth Sim, M.D. (filed as an exhibit to a Current Report on Form 8-K on April 5, 2017)

3.1	Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on April 27, 2015).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015)
3.4	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016)
3.5	Restated Bylaws (filed as an exhibit to a Quarterly Report on Form 10-Q on November 16, 2015).
4.1	Form of Investor Warrant, dated October 16, 2009, for the purchase of 2,500 shares of common stock (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.3	Form of Amendment to October 16, 2009 Warrant to Purchase Shares of Common Stock, dated October 29, 2012 (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).
4.4	Form of 9% Senior Subordinated Callable Convertible Note, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.5	Form of Investor Warrant for purchase of 3,750 shares of common stock, dated January 31, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).
4.6	Convertible Note, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.7	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.8	Common Stock Purchase Warrant to purchase 200,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

4.9	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.10	Common Stock Purchase Warrant to purchase 100,000 shares, issued by Apollo Medical Holdings, Inc. to NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
4.11	Common Stock Purchase Warrant dated October 14, 2015, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
4.12	Common Stock Purchase Warrant dated March 30, 2016, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
4.13	Common Stock Purchase Warrant dated March 30, 2016, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).
4.14	Stock Purchase Warrant dated November 4, 2016, issued to Scott Enderby, D.O. (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
4.15	Voting Agreement dated as of December 21, 2016 by and between Apollo Medical Holdings, Inc., and Thomas Lam, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
4.16	Voting Agreement dated as of December 21, 2016 by and between Apollo Medical Holdings, Inc., and Kenneth Sim, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
4.17	Consent and Waiver Agreement dated as of December 21, 2016 by and between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
4.18	Warrant dated November 17, 2016 issued to Liviu Chindris, M.D. (filed as an exhibit to a Quarterly Report on Form 10-Q on February 14, 2017)
10.1	Agreement and Plan of Merger among Siclone Industries, Inc. and Apollo Acquisition Co., Inc. and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 19, 2008).
10.2	2010 Equity Incentive Plan (filed as Appendix A to Schedule 14C Information Statement filed on August 17, 2010).
10.3	Board of Directors Agreement dated March 22, 2012, by and between Apollo Medical Holdings, Inc. and Suresh Nihalani (filed as an exhibit to an Annual Report on Form 10-K/A on March 28, 2012).
10.4	2013 Equity Incentive Plan of Apollo Medical Holdings, Inc. dated April 30, 2013 (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.5	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David Schmidt (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.6	Board of Directors Agreement dated October 17, 2012 by and between Apollo Medical Holdings, Inc., and Mark Meyers (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.7	Intercompany Revolving Loan Agreement, dated February 1, 2013, by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on June 14, 2013).
10.8	Intercompany Revolving Loan Agreement, dated July 31, 2013 by and between Apollo Medical Management, Inc. and ApolloMed Care Clinic (filed as an exhibit to a Quarterly Report on Form 10-Q on September 16, 2013).
10.9+	Consulting and Representation Agreement between Flacane Advisors, Inc. and Apollo Medical Holdings, Inc., dated January 15, 2015 (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).
10.10	Intercompany Revolving Loan Agreement dated as of September 30, 2013, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, a Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on December 20, 2013).
10.11	Form of Settlement Agreement and Release, between Apollo Medical Holdings, Inc. and each of the Holders listed on Exhibit A to the First Amendment, effective December 20, 2013 (filed as an exhibit to a Current Report on Form 8-K on December 24, 2013).
10.12	Credit Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.13	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.14	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Care Clinic, and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.15	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by Maverick Medical Group Inc. and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.16	Collateral Assignment of Physician Shareholder Agreement and Management Agreement, between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., and NNA of Nevada, Inc., dated March 28, 2014 (acknowledged by ApolloMed Hospitalists and Warren Hosseinion, M.D.) (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).

10.17	Shareholders Agreement, between Apollo Medical Holdings, Inc., Warren Hosseinion, M.D., Adrian Vazquez, M.D., and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.18	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K on March 31, 2014).
10.19+	Employment Agreement, between Apollo Medical Management, Inc. and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.20+	Employment Agreement, between Apollo Medical Management, Inc. and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.21+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Warren Hosseinion, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.22+	Hospitalist Participation Service Agreement, between ApolloMed Hospitalists and Adrian Vazquez, M.D., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.23+	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.24+	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.25	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.26	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.27	Amended and Restated Management Services Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.28	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.29	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of Maverick Medical Group, Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.30	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.31	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Care Clinic, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.32	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and Maverick Medical Group Inc., dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.33	Amendment No. 1 to Intercompany Revolving Loan Agreement, between Apollo Medical Management, Inc. and ApolloMed Hospitalists, dated March 28, 2014 (filed as an exhibit to a Current Report on Form 8-K/A on April 3, 2014).
10.34+	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.35+	Board of Directors Agreement dated February 15, 2012 by and between Apollo Medical Holdings, Inc., and Ted Schreck (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.36+	Board of Directors Agreement dated October 22, 2012 by and between Apollo Medical Holdings, Inc., and Mitchell R. Creem (filed as an exhibit to an Annual Report on Form 10-K on May 8, 2014).
10.37+	Consulting Agreement as of May 20, 2014 by and among Apollo Medical Holdings, Inc. and Bridgewater Healthcare Group, LLC (filed as an exhibit to a Current Report on Form 8-K/A on July 3, 2014)

10.38+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on September 16, 2014)
10.39	Contribution Agreement, dated as of October 27, 2014, by and between Dr. Sandeep Kapoor, M.D, Marine Metspakyan and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.40	Contribution Agreement, dated as of October 27, 2014, by and between Rob Mikitarian and Apollo Palliative Services LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.41	Membership Interest Purchase Agreement, entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Apollo Medical Holdings, Inc., Dr. Sandeep Kapoor, M.D., Marine Metspakyan and Best Choice Hospice Care, LLC (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.42	Stock Purchase Agreement entered into as of October 27, 2014, by and among Apollo Palliative Services LLC, Rob Mikitarian and Holistic Care Home Health Agency, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 31, 2014).
10.43	Second Amendment to Lease Agreement dated October 14, 2014 by and among Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (filed as an exhibit on Quarterly Report on Form 10-Q on November 14, 2014).
10.44	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K/A on December 8, 2014).
10.45	First Amendment and Acknowledgement, dated as of February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on February 10, 2015).
10.46+	Board of Directors Agreement dated April 9, 2015 by and between Apollo Medical Holdings, Inc., and Lance Jon Kimmel (filed as an exhibit to a Current Report on Form 8-K on April 13, 2015).
10.47	Amendment to the First Amendment and Acknowledgement, dated as of May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on May 15, 2015).
10.48	Amendment to the First Amendment and Acknowledgement, dated as of July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on July 10, 2015).
10.49	Waiver and Consent dated as of August 18, 2015 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc. (filed as an exhibit to a Quarterly Report on Form 10-Q on August 19, 2015)
10.50	Securities Purchase Agreement dated October 14, 2015 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015)
10.51	Second Amendment and Conversion Agreement dated as of November 17, 2015 between Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on November 19, 2015)
10.52+	Board of Directors Agreement between Apollo Medical Holdings, Inc. and Thomas S. Lam, M.D. dated January 19, 2016 (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016
10.53+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.54+	First Amendment to Employment Agreement dated as of January 12, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.55+	Consulting Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Flacane Advisors, Inc. (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.56	Indemnification Agreement effective as of September 21, 2015 between Apollo Medical Holdings, Inc. and William Abbott (filed as an exhibit to a Current Report on Form 8-K on January 19, 2016)
10.57+	Board of Directors Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Mark Fawcett (filed as an exhibit to a Current Report on Form 8-K/A on February 2, 2016)
10.58	Securities Purchase Agreement dated March 30, 2016 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016)

10.59	2015 Equity Incentive Plan
10.60	Asset Purchase Agreement dated January 12, 2016 among Apollo Medical Holdings, Inc., Apollo Care Connect, Inc. and Healarium, Inc.
10.61	Amendment No.2 to Intercompany Revolving Loan Agr4eement dated March 30, 2016 between Apollo Medical Management, Inc. and Maverick Medical Group, Inc.
10.62	Amended and Restated Subordination Agreement between Apollo Medical Management, Inc. and Maverick Medical Group, Inc.
10.63	Stock Purchase Agreement dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.64	Non-Interest Bearing Secured Promissory Note dated March 1, 2016 (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.65	First Amendment to Stock Purchase Agreement and to Non-Interest Bearing Promissory Note dated as of March 1, 2016 by and among Robert Tracy, D.O., Inc., ApolloMed Care Clinic and Warren Hosseinion, M.D. as nominee for Apollo Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on June 28, 2016)
10.66	Membership Interest Purchase Agreement and Release dated as of December 9, 2015 between Apollo Medical Holdings, Inc., Apollo Medical Management, Inc., Apollo Palliative Services LLC and Sandeep Kapoor, M.D.
10.67+	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Warren Hosseinion, M.D.
10.68+	Amended and Restated Employment Agreement made as of June 29, 2016 by and between Apollo Medical Management, Inc. and Adrian Vazquez, M.D.
10.69+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D.
10.70+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D.
10.71	Third Amendment dated June 28, 2016 between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc.
10.72+	Employment Agreement by and between Apollo Medical Management, Inc. and Mihir Shah dated July 21, 2016 (filed as an exhibit to a Current Report on Form 8-K on July 26, 2016)
10.73	Stock Purchase Agreement dated as of November 4, 2016 by and among BAHA Acquisition, A Medical Corporation, a California professional corporation; Bay Area Hospitalist Associates, A Medical Corporation, a California professional corporation; and Scott Enderby, D.O. (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
10.74	Employment Agreement dated as of November 4, 2016 by and between Bay Area Hospitalist Associates, Inc., a California professional corporation and Scott Enderby (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
10.75	Non-Competition Agreement dated as of November 4, 2016 by and between Bay Area Hospitalist Associates, A Medical Corporation, a California professional corporation and Scott Enderby, D.O. (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016)
10.76	Intercompany Revolving Loan Agreement dated as of July 22, 2016 by and between Apollo Medical Management, Inc. and Bay Area Hospitalist Associates, a Medical Corporation (filed as an exhibit to a Quarterly Report on Form 10-Q on November 14, 2016)
10.77	Intercompany Revolving Loan Agreement dated as of November 22, 2016 by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to the Current Report on Form 8-K on November 29, 2016)
10.78	Subordination Agreement dated as of November 22, 2016 by and between Apollo Medical Management, Inc. and Maverick Medical Group, Inc. (filed as an exhibit to the Current Report on Form 8-K on November 29, 2016)
10.79+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.80+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Gary Augusta (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.81+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Mihir Shah (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.82+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (filed as an exhibit to a Current Report on Form 8-K on December 22, 2016)
10.83	Next Generation ACO Model Participation Agreement (filed as an exhibit to a Current Report on Form 8-K on January 20, 2017)
10.84	Promissory Note dated as of January 3, 2017 between Apollo Medical Holdings, Inc. and Network Medical Management, Inc. (filed as an exhibit to a Current Report on Form 8-K on February 13, 2017)
10.85	Promissory Note (Term Loan) issued November 17, 2016 to Liviu Chindris, M.D. in the principal amount of $400,000.00 (filed as an exhibit to a Quarterly Report on Form 10-Q on February 14, 2017)
10.86	Securities Purchase Agreement dated as of March 30, 2017 between Apollo Medical Holdings, Inc. and Alliance Apex, LLC (filed as an exhibit to a Current Report on Form 8-K on April 5, 2017)
10.87	Convertible Promissory Note dated March 30, 2017 issued to Alliance Apex, LLC in the principal amount of $4,990,000 (filed as an exhibit to a Current Report on Form 8-K on April 5, 2017)

10.88	Fourth Amendment to Registration Rights Agreement between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated as of April 26, 2017 (filed as an exhibit to a Current Report on Form 8-K on April 28, 2017)
10.89	Management Services Agreement dated as of July 1, 2011 between Pulmonary Critical Care Management, Inc. and Los Angeles Lung Center, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.90	Amendment No.1 dated as of January 1, 2017 to Management Services Agreement between Pulmonary Critical Care Management, Inc. and Los Angeles Lung Center, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.91	Amendment No.2 dated as of March 24, 2017 to Management Services Agreement between Pulmonary Critical Care Management, Inc. and Los Angeles Lung Center, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.92	Management Services Agreement dated as of August 1, 2012 between Verdugo Medical Management, Inc. and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.93	Amendment No.1 dated as of January 1, 2017 to Management Services Agreement between Verdugo Medical Management, Inc. and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
10.94	Amendment No.2 dated as of March 24, 2017 to Management Services Agreement between Verdugo Medical Management, Inc. and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed As an exhibit to a Current Report on Form 8-K on May 23, 2017)
21.1*	Subsidiaries of Apollo Medical Holdings, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan, contract or arrangement