Form 10-Q
period 2017-06-30
Apollo Medical Holdings, Inc.
filed 2017-08-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐  Yes ☒ No

As of August 10, 2017, there were 6,033,495 shares of common stock, $.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q (the “Report”) to the “Company,” “we,” “us,” “our,” “ApolloMed” and similar words are to Apollo Medical Holdings, Inc., a Delaware corporation, its consolidated subsidiaries and affiliated medical groups (including variable interest entities). The Centers for Medicare& Medicaid Services (“CMS”) have not reviewed any statements contained in this Report describing the participation of APA ACO, Inc. in the Next Generation ACO Model.

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items, such as our projected capitation from CMS; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, developments, mergers or acquisitions, including the proposed Merger (defined below); any statements regarding management's view of future expectations, plans and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements involve risks and uncertainties and are based on the current expectations and certain assumptions of the Company’s management. Some or all of such expectations and assumptions may not materialize or may vary significantly from actual results. We further caution that such statements are qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements in this Report.

Forward-looking statements may include the words “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “contemplate,” “budgeted,” “will” and other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this report and are subject to change. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking statement, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital as equity or debt to finance our ongoing operations and new acquisitions, for liquidity, or otherwise;

•	our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D., and other members of senior management;

•	the impact of rigorous competition in the healthcare industry generally;

•	the uncertainty regarding the adequacy of our liquidity to pursue our business objectives;

•	the fluctuations in the market value of our common stock;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few key payors;

•	whether or not we receive an “all or nothing” annual payment from the CMS in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	the success of our focus on our next generation accountable care organization (“NGACO”), to which we have devoted, and intend to continue to devote, considerable effort and resources, financial and otherwise, including whether we can manage medical costs for patients assigned to us within the capitation received from CMS;

•	changes in federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy in locating and acquiring new businesses, and the integration of any acquired businesses with our existing operations;

•	any adverse development in general market, business, economic, labor, regulatory and political conditions;

•	changing rules and regulations regarding reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•

industry-wide market factors, laws, regulations and other developments affecting our industry in general and our operations in particular, including the impact of any change to applicable laws and regulations relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, licensing and healthcare reform;

•	general economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting literature or accounting interpretations;

•

the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new or revised federal and state healthcare laws, such as the Patient Protection and Affordable Care Act (the “ACA”), the rules and regulations promulgated thereunder, any executive or regulatory action with respect thereto and any changes with respect to any of the foregoing by legislative bodies (including the 115th United States Congress), including any possible repeal thereof; and

•

risks related to our ability to consummate the pending merger (the “Merger”) with Network Medical Management, Inc. (“NMM”) and, if the proposed Merger is consummated, successfully integrate our operations with those of NMM; including (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or affect the timing or ability to complete the proposed Merger as contemplated, such as the inability to complete the proposed Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the closing of the proposed Merger or for any other reason; (ii) the effects of the proposed Merger on our current plans, operations, financial results and business relationships; (iii) diversion of management time on issues related to the proposed Merger; (iv) the amount of costs, fees, expenses, impairments and charges related to the proposed Merger; (v) the risk that the businesses of NMM and the Company will not be integrated successfully, or that the integration will be more costly or more time consuming and complex than anticipated; and (vi) the risk that synergies anticipated to be realized from the proposed Merger may not be fully realized or may take longer to realize than expected.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 28 of our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2017 and the section entitled “Risk Factors,” beginning on page 44 of the registration statement on Form S-4, filed with the SEC by us and NMM on August 10, 2017. In light of the foregoing, investors are advised to carefully read this Report in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2017	2017
ASSETS
Cash and cash equivalents	$31,206,495	$8,664,211
Accounts receivable, net of allowance for doubtful accounts of $461,650 and $475,080, respectively	5,423,618	5,506,472
Other receivables	806,148	464,085
Due from affiliates	-	18,314
Prepaid expenses and other current assets	282,732	269,168
Total current assets	37,718,993	14,922,250

Property and equipment, net	1,167,680	1,205,139
Restricted cash	745,117	765,058
Intangible assets, net	1,822,542	1,904,269
Goodwill	1,622,483	1,622,483
Other assets	221,979	225,358
TOTAL ASSETS	$43,298,794	$20,644,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$16,212,983	$7,883,373
Medical liabilities	19,718,135	1,768,231
Convertible note payable, net of debt issuance cost of $107,333 and $161,000, respectively	4,882,667	4,829,000
Lines of credit	25,000	62,500
Total current liabilities	40,838,785	14,543,104

Note payable – related party	5,000,000	5,000,000
Deferred rent liability	715,462	747,418
Deferred tax liability	83,667	83,667
TOTAL LIABILITIES	46,637,914	20,374,189

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and outstanding Liquidation preference of $9,999,999	7,077,778	7,077,778
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock) 555,555 issued and outstanding Liquidation preference of $4,999,995	3,884,745	3,884,745
Common stock, par value $0.001; 100,000,000 shares authorized, 6,033,518 shares issued and outstanding	6,033	6,033
Additional paid-in capital	26,555,514	26,331,948
Accumulated deficit	(41,266,193)	(37,654,381)
Stockholders’ deficit attributable to Apollo Medical Holdings, Inc.	(3,742,123)	(353,877)
Non-controlling interest	403,003	624,245
Total stockholders’ (deficit) equity	(3,339,120)	270,368
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$43,298,794	$20,644,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2017	2016

Net revenues	$41,575,480	$12,371,673

Costs and expenses
Cost of services	40,239,642	10,133,005
General and administrative	4,889,184	3,836,475
Depreciation and amortization	155,267	164,658

Total costs and expenses	45,284,093	14,134,138

Loss from operations	(3,708,613)	(1,762,465)

Other (expense) income:
Interest expense	(192,989)	(2,659)
Gain on change in fair value of warrant liability	-	822,222
Other income	38,657	1,971

Total other (expense) income, net	(154,332)	821,534

Loss before benefit from income taxes	(3,862,945)	(940,931)

Benefit from income taxes	(29,891)	(41,553)

Net loss	(3,833,054)	(899,378)

Net loss (income) attributable to non-controlling interest	221,242	(415,879)

Net loss attributable to Apollo Medical Holdings, Inc.	$(3,611,812)	$(1,315,257)

Net loss per share:
Basic and diluted	$(0.60)	$(0.22)

Weighted average number of shares of common stock outstanding:
Basic and diluted	6,033,518	5,914,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,833,054)	$(899,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts, net of recoveries	6,642	167,496
Depreciation and amortization expense	155,267	164,658
Stock-based compensation expense	223,566	247,717
Amortization of deferred financing costs	53,667	37,926
Change in fair value of warrant liability	-	(822,222)
Changes in assets and liabilities:
Accounts receivable	76,212	(774,087)
Other receivables	(342,063)	265,980
Due from affiliates	18,314	453
Prepaid expenses and other current assets	(13,564)	(215,182)
Restricted cash	19,941	-
Other assets	3,379	2,762
Accounts payable and accrued liabilities	8,329,610	(317,451)
Deferred rent liability	(31,956)	33,584
Medical liabilities	17,949,904	(158,668)
Net cash provided by (used in) operating activities	22,615,865	(2,266,412)

Cash flows from investing activities:
Property and equipment acquired	(36,081)	(163,511)
Net cash used in investing activities	(36,081)	(163,511)

Cash flows from financing activities:
Principal payments on lines of credit	(37,500)	(12,500)
Distributions to non-controlling interest shareholder	-	(450,000)
Proceeds from the exercise of warrants	-	132,002
Net cash used in financing activities	(37,500)	(330,498)

Net increase (decrease) in cash and cash equivalents	22,542,284	(2,760,421)

Cash and cash equivalents, beginning of period	8,664,211	9,270,010

Cash and cash equivalents, end of period	$31,206,495	$6,509,589

Supplementary disclosures of cash flow information:

Interest paid	$584	$7,142
Income taxes paid	$17,591	$16,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Overview

Apollo Medical Holdings, Inc. (“the Company” or “ApolloMed”) and its affiliated physician groups are a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner. Led by a management team with over a decade of experience, ApolloMed has built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients, particularly senior patients and patients with multiple chronic conditions. ApolloMed believes that the Company is well-positioned to take advantage of changes in the rapidly evolving U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency.

ApolloMed serves Medicare, Medicaid and health maintenance organization (“HMO”) patients, and uninsured patients, in California. The Company primarily provides services to patients who are covered predominantly by private or public insurance, although the Company derives a small portion of its revenue from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans.

ApolloMed’s physician network consists of hospitalists, primary care physicians and specialist physicians primarily through ApolloMed’s owned and affiliated physician groups. ApolloMed operates through its subsidiaries, including Apollo Medical Management, Inc. (“AMM”), Pulmonary Critical Care Management, Inc. (“PCCM”), Verdugo Medical Management, Inc. (“VMM”), ApolloMed Palliative Services, LLC (“APS”), ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”), and Apollo Care Connect, Inc. (“ApolloCare”).

Through its wholly-owned subsidiary, AMM, ApolloMed manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, Maverick Medical Group, Inc. (“MMG”), AKM Medical Group, Inc. (“AKM”), Southern California Heart Centers (“SCHC”), Bay Area Hospitalist Associates, A Medical Corporation (“BAHA”) and APA ACO, Inc. (“APAACO”). Through its wholly-owned subsidiary PCCM, ApolloMed previously managed Los Angeles Lung Center (“LALC”) (see below for deconsolidation), and through its wholly-owned subsidiary VMM, ApolloMed previously managed Eli Hendel, M.D., Inc. (“Hendel”) (see below for deconsolidation). AMM, PCCM and VMM each operate as a physician practice management company and are in the business of providing management services to physician practice corporations under long-term management service agreements, pursuant to which AMM, PCCM or VMM, as applicable, manages all non-medical services for the affiliated medical group and has exclusive authority over all non-medical decision making related to ongoing business operations.

ApolloMed has a controlling interest in APS, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Health Home Health Care Inc. (“HCHHA”).

ApolloMed also has a controlling interest in ApolloMed ACO, which participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the Centers for Medicare & Medicaid Services (“CMS”), they will be paid on an annual basis significantly after the time earned (which may take several years), and are contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received. CMS determined that the Company did not meet the minimum savings threshold in performance year 2015 and therefore did not receive the “all or nothing” annual shared savings payment in fiscal 2017. The Company is eligible to be considered for an “all or nothing” payment under this program for performance year 2016 (which, if it is paid, would be paid to the Company in the second or third quarter of fiscal 2018).

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

On December 21, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Apollo Acquisition Corp., a wholly-owned subsidiary of ours (“Merger Subsidiary”), Network Medical Management, Inc. (“NMM”) and Kenneth Sim, M.D., in his capacity as the representative of the shareholders of NMM, pursuant to which NMM, one of the largest healthcare management services organizations in the United States that currently is responsible for coordinating the care for over 600,000 covered patients in Southern and Central California through a network of ten IPAs with over 4,000 contracted physicians, will merge into Merger Subsidiary (the “Merger”) and upon consummation of the Merger, NMM shareholders will receive such number of shares of the Company’s common stock (“Common Stock”) such that, after giving effect to the Merger and assuming there would be no dissenting NMM shareholders at the closing, NMM shareholders will own 82% of the total issued and outstanding shares of Common Stock at the closing of the Merger and the Company’s current stockholders will own the other 18% (the “Exchange Ratio”). Additionally, NMM agreed to relinquish its redemption rights relating to the Company’s Series A Preferred Stock that NMM owns.

On March 30, 2017, NMM, the Company and other relevant parties entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment”) to exclude, for purposes of calculating the Exchange Ratio, from “parent shares” (as defined in the Merger Agreement) 499,000 shares of Common Stock issued or issuable pursuant to a securities purchase agreement dated as of March 30, 2017, between the Company and Appliance Apex, LLC. As part the Merger Agreement Amendment, the merger consideration to be paid by the Company to NMM was amended to include warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share in the closing of the proposed Merger. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), with respect to the proposed Merger expired on July 7, 2017. The expiration of the HSR waiting period satisfies a condition to the closing of Merger. Consummation of the Merger, which remains subject to other conditions described in the Merger Agreement, including approval by stockholders of the Company and the shareholders of NMM, is expected to take place in the second half of calendar year 2017. On August 10, 2017, NMM and the Company filed a registration statement on form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed Merger.

On January 1, 2017 and March 24, 2017, PCCM and VMM amended the management services agreements that they entered into with LALC and Hendel, respectively, and among other things, reduced the scope of services to be provided by PCCM and VMM to align with the actual course of dealing between the parties. Based on the Company’s evaluation of current accounting guidance, it was determined that the Company no longer holds an explicit or implicit variable interest in these entities, and accordingly LALC and Hendel are no longer consolidated effective January 1, 2017 and their operations are not included in the March 31, 2017 and subsequent consolidated financial statements of the Company as of such date.

On January 18, 2017, CMS announced that APAACO, which is owned 50% by ApolloMed and 50% by NMM, has been approved to participate in CMS’ Next Generation ACO Model (the “NGACO Model”). Through this new model, CMS will partner with APAACO and other accountable care organizations (“ACOs”) experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and potentially achieve a higher reward under the NGACO Model. The NGACO program began on January 1, 2017. AMM, one of the Company’s wholly-owned subsidiaries, has a long-term management services agreement with APAACO. APAACO is consolidated as a variable interest entity by AMM as it was determined that AMM is the primary beneficiary of APAACO.

In connection with the approval by CMS for APAACO to participate in the NGACO Model, CMS and APAACO have entered into a NGACO Model Participation Agreement (the “Participation Agreement”), which was last modified on December 15, 2016. The term of the Participation Agreement is for two performance years, from January 1, 2017 through December 31, 2018. CMS may offer to renew the Participation Agreement for an additional term of two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein. Under the NGACO Model, CMS grants to APAACO a pool of patients to manage (direct care and pay providers) based on a budget negotiated with CMS. APAACO is responsible to manage medical costs for these patients to receive services from doctors and medical service providers as influenced by the Company. The Company earns revenues based on the negotiated contract terms with in-network providers. The Company’s profits or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. The Company receives capitation from CMS on a monthly basis. Based on the Company’s efficiency or lack thereof, the Company’s profits/losses on providing such services are capped with CMS. The Company records the receipts from CMS as revenue as the Company is primarily responsible and liable for managing the costs incurred by the patients and to satisfy all provider obligations, assuming the credit risk through the arrangement with CMS, and controlling the funds, the services provided and the process by which the providers are ultimately paid.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of approximately $3.8 million during the three months ended June 30, 2017, and, as of June 30, 2017, has a net working capital deficit of approximately $3.1 million and an accumulated deficit of approximately $41.3 million. The primary source of liquidity as of June 30, 2017 is cash and cash equivalents of approximately $31.2 million, which includes the capitation payments received from CMS.

These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to increase revenue, reduce costs, attain a satisfactory level of profitability, obtain suitable and adequate financing, and further develop business. In addition, the Company may have to reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. There can be no assurance that management’s plan and attempts will be successful.

The Company’s ability to continue as a going concern also depends, in significant part, on its ability to obtain the necessary financing to meet its obligations and pay the Company’s obligations arising from normal business operations as they come due. To date, the Company has funded the Company’s operations from a combination of internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities. The Company is substantially dependent upon the consummation of the Merger to meet the Company’s liquidity requirements. The Company is currently exploring sources of additional funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its securities. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. The Company’s current sources of revenues are insufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Thus, until the Company can generate sufficient cash flows to fund operations, the Company remains substantially dependent on raising additional capital through debt and/or equity transactions. Currently, the Company does not have any commitments or assurances for the proposed Merger or additional capital, nor can the Company provide assurance that such financing will be available on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Certain reclassifications have been made to comparative amounts in order to conform with current period presentation.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at March 31, 2017, has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements as of June 30, 2017 and for the three months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 29, 2017. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made in the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and all its wholly and majority owned subsidiaries as well as all variable interest entities where it is the primary beneficiary, including physician practice corporations (“PPCs”) managed by a subsidiary of the Company under long-term management service agreements (“MSAs”), under which the subsidiary provides and performs all non-medical management and administrative services. Through the MSAs, the Company generally has exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Therefore, the Company typically consolidates the revenue and expenses of a PPC from the date of execution of the applicable MSA. Each MSA typically has a term from 10 to 20 years and is not terminable by the respective PPC (except for a limited number of situations such as material breach by or bankruptcy of the other party). Because, as explained in Note 1, effective on January 1, 2017, the Company no longer holds an explicit or implicit variable interest in LALC and Hendel, the two PPCs are not consolidated as of such date. All intercompany balances and transactions have been eliminated.

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

Reportable Segments

The Company operates as one reportable segment, the healthcare delivery segment. While the Company has determined it has six reporting units, such reporting units do not meet the quantitative threshold under U.S. GAAP to be considered a reportable segment. As such, these reporting units and all related activities are aggregated into a single reportable segment in the Company’s consolidated financial statements.

Revenue Recognition

Revenue consists of contracted, fee-for-service, capitation, MSSP ACO, hospitalist agreements, and NGACO revenue. Revenue is recorded in the period in which services are rendered. Revenue is principally derived from the provision of healthcare staffing services to patients within healthcare facilities and ACO management. The form of billing and related risk of collection for such services may vary by customer. The following is a summary of the principal forms of the Company’s billing arrangements and how net revenue is recognized for each.

Contracted revenue

Contracted revenue represents revenue generated under contracts for which the Company provides physician and other healthcare staffing and administrative services in return for a contractually negotiated fee. Contract revenue consists primarily of billings based on hours of healthcare staffing provided at agreed-to hourly rates. Revenue in such cases is recognized as the hours are worked by the Company’s staff and contractors. Additionally, contract revenue also includes supplemental revenue from hospitals where the Company may have a fee-for-service contract arrangement or provide physician advisory services to the medical staff at a specific facility. Contract revenue for the supplemental billing in such cases is recognized based on the terms of each individual contract. Such contract terms generally either provide for a fixed monthly dollar amount or a variable amount based upon measurable monthly activity, such as hours staffed, patient visits or collections per visit compared to a minimum activity threshold. Such supplemental revenues based on variable arrangements are usually contractually fixed on a monthly, quarterly or annual calculation basis considering the variable factors negotiated in each such arrangement. Such supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Additionally, the Company derives a portion of the Company’s revenue as a contractual bonus from collections received by the Company’s partners and such revenue is contingent upon the collection of third-party billings. These revenues are not considered earned and therefore not recognized as revenue until actual cash collections are achieved in accordance with the contractual arrangements for such services.

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

Capitation revenue

Capitation revenue (net of capitation withheld to fund risk share deficits) is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMOs and management service organizations. Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment Model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on an interim basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring a different level of healthcare services than assumed in making the interim payments. In prior years, periodic changes in capitation amounts earned as a result of Risk Adjustment were recognized when those changes were communicated by the health plans to the Company. Starting in fiscal year 2017, the Company started to record the estimated amount that it expects to be received from Medicare for Risk Adjustment based on its current data, instead of the initially received capitation, as part of revenue. The Company does not believe that this change resulted in a material change in the amount of revenue recognized.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). In addition, under a risk pool sharing agreement, the affiliated hospital and a medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to the affiliated hospital. The Company typically participates in full risk programs under the terms of a PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets at June 30, 2017 and March 31, 2017. See “Medical Liabilities” below.

Medicare Shared Savings Program Revenue

The Company, through its subsidiary ApolloMed ACO, participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ cost savings benchmark. The MSSP is a program managed by CMS that has an evolving payment methodology. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned (which may take several years), and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

Hospitalist Agreements

During fiscal 2017, the Company entered into several hospitalist agreements with hospitals, whereby the Company earns a stipend fee plus a fee based on an agreed percentage of fee-for-service collections. The fee is recorded at an amount net of the portion owed to the hospitals (the Company collects all fees on behalf of the hospitals). The fee revenue is further reduced by a portion subject to quality metrics which is only recorded as revenue upon the Company meeting these metrics. The Company considered the indicators of gross revenue and net revenue reporting under ASC 605-45-45, “Revenue Recognition: Principal Agent Considerations” and determined that revenue from this arrangement is recorded at net.

Next Generation Accountable Care Organization Revenue

Under the NGACO Model, CMS grants APAACO, which is jointly owned by the Company and NMM, a pool of patients to manage (direct care and pay providers) based on a budget established with CMS. APAACO is responsible to manage medical costs for these patients. The patients will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and to satisfy provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are generally processed or paid by CMS and the Company’s profits or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the surplus or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the patients assigned to APAACO by CMS are served by in-network and out-of-network providers. The Company’s profits or losses on providing such services are both capped by CMS. The Company will recognize such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. In accordance with ASC 605-45-45, “Revenue Recognition: Principal Agent Considerations” the Company records such revenues on the gross basis.

The Company also has arrangements for billing and payment services with the medical providers within the NGACO network. The Company retains certain defined percentages of the payments made to the providers in exchange for using the Company’s billing and payment services. The revenue for this service is earned as payments are made to medical providers.

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

Concentrations

The Company had the following major payors that contributed the following percentage of net revenue:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Governmental – Medicare/Medi-Cal	72.1%	23.6%
LA Care	*	14.5%
Allied Physicians	*	14.1%

* Represents less than 10%

Receivables from major payors amounted to the following percentage of total accounts receivable:

	June 30, 2017	March 31, 2017
Governmental – Medicare/Medi-Cal	28.5%	20.5%
Allied Physicians	13.8%	12.8%

The increase in government revenue is due to APAACO’s new NGACO contract with CMS of approximately $27.9 million that went into effect in the first quarter of fiscal year 2018.

The Company maintains its cash and cash equivalents and restricted cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. Approximately $31.7 million was in excess of the Federal Deposit Insurance Corporation limits of $250,000 per depositor as of June 30, 2017.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates of incurred but not reported claims (“IBNR”). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. As APAACO’s NGACO program is new and no sufficient claims history is available, the medical liabilities for the NGACO program are estimated and booked at 100% of the revenue less actual claims processed for or paid to in-network providers (after taking into account the average discount negotiated with the in-network providers). The Company plans to use the traditional lag models as the claims history matures. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. The Company has a $20,000 per member professional stop-loss and $200,000 per member stop-loss for Medi-Cal patients in institutional risk pools. Any adjustments to reserves are reflected in current operations.

The Company’s medical liabilities were as follows:

	Three Months Ended June 30, 2017	Year Ended March 31, 2017
Balance, beginning of period	$1,768,231	$2,670,709
Incurred health care costs:
Current year	30,109,821	10,365,502
Claims paid:
Current year	(11,017,283)	(8,524,215)
Prior years	(1,575,049)	(1,881,869)
Total claims paid	(12,592,332)	(10,406,084)
Risk pool settlement	-	814,733
Accrual for net surplus (deficit) from full risk capitation contracts	432,415	(1,676,629)

Balance, end of period	$19,718,135	$1,768,231

Deferred Financing Costs

The Company’s costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method and is recorded as interest expense in the condensed consolidated statements of operations.

During the three months ended June 30, 2017 and 2016, the Company’s amortization of debt issuance costs amounted to $53,667 and $37,926, respectively.

Stock-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 6. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for forfeitures as they occur. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50, Equity-Based Payments to Non-Employees. As such, the fair value of such shares is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period.

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

Warrant liability

In October 2015, the Company issued a stock purchase warrant (the “Series A Warrant”) to NMM in connection with its purchase of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) (see Note 6), which initially required liability classification. The fair value of the warrant liability of approximately $2.8 million at March 31, 2016, was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.5 years, risk free rate of 1.13%, no dividends, volatility of 65.7%, share price of $5.93 per share based on the trading price of the Company’s common stock adjusted for marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Series A Preferred Stock issued to NMM in October 2015. The fair value of the warrant liability of approximately $2 million at June 30, 2016, was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.3 years, risk free rate of 0.90%, no dividends, volatility of 64.4%, share price of $5 per share based on the trading price of the Company’s common stock adjusted for a marketability discount. As of June 30, 2017 and March 31, 2017, the Company’s outstanding warrants did not require liability classification.

There was no financial instrument measured at fair value on a recurring basis as of June 30, 2017 and March 31, 2017.

There was no Level 3 input measured on a recurring basis in the three months ended June 30, 2017. The following summarizes activity of Level 3 inputs measured on a recurring basis in the three months ended June 30, 2016:

Warrant Liability

Balance at March 31, 2016	$2,811,111
Gain on change in fair value of warrant liability	(822,222)

Balance at June 30, 2016	$1,988,889

The gain on change in fair value of the warrant liability of $822,222 for the three months ended June 30, 2016 is included in the accompanying condensed consolidated statement of operations. As there was no warrant liability at either March 31, 2017 or June 30, 2017, there is no change in the fair value of warrant liability for the three months ended June 30, 2017.

Non-controlling Interests

The non-controlling interests recorded in the Company’s consolidated financial statements includes the equity of PPCs in which the Company has determined that it has a controlling financial interest and for which consolidation is required as a result of management contracts entered into with these entities owned by third-party physicians. The nature of these contracts provide the Company with a monthly management fee to provide the services described above, and as such, the adjustments to non-controlling interests in any period subsequent to initial consolidation would relate to either capital contributions or distributions by the non-controlling parties as well as income or losses attributable to certain non-controlling interests. Non-controlling interests also represent third-party minority equity ownership interests which are majority owned by the Company.

Basic and Diluted Earnings per Share

Basic net income (loss) per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, preferred stock, and the treasury stock method for options and warrants.

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended June 30,
	2017	2016
Preferred stock	1,666,666	1,666,666
Options	1,099,850	533,500
Warrants	1,264,611	199,500
Convertible notes	506,547	-
	4,537,674	2,399,666

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. With respect to the accounting for forfeitures, ASU 2016-09 allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. An entity must also disclose its policy election for forfeitures. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on April 1, 2017 and chose the option to account for forfeitures as they occur. Such adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Company beginning interim period April 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations, cash flows and financial statement disclosures.

Recently, the FASB issued the following accounting standard updates related to ASU 2014-09 (Topic 606), Revenue Contracts with Customers:

•	ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.
•	ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) (“ASU 2016-11”) in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.
•	ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements (“ASU 2016-20”) in December 2016. ASU 2016-20 does not change the core principle of revenue recognition in Topic 606 but summarizes the technical corrections and improvements to ASU 2014-09 and is effective upon adoption of Topic 606.

These ASUs will become effective for the Company beginning interim period April 1, 2018. The Company currently anticipates adopting the standard using the modified retrospective method. The Company has begun the process of implementing this standard, including performing a review of its revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company currently believes that the primary impact will be changes to the timing of recognition of revenues related to fee-for-service and enhanced financial statement disclosures. The Company will continue to assess the impact on all areas of its revenue recognition, disclosure requirements and changes that may be necessary to its internal controls over financial reporting.

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

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-17 will become effective for the Company beginning interim period April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). This ASU provides a screen to determine when an asset is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, which reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU require that to be considered a business, a set much include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and also remove the evaluation of whether a market participant could replace missing elements. This update is effective for annual and interim periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact the adoption of ASU 2017-01 will have on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). This ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date, The Company is currently assessing the impact the adoption of ASU 2017-09 will have on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU 2017-11”). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part 1 of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s consolidated financial statements.

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

Goodwill

There was no change in Goodwill as of June 30, 2017 and March 31, 2017.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	Weighted	Gross		Net
	Average	June 30,	Accumulated	June 30,
	Life (Yrs.)	2017	Amortization	2017
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000

Amortized Intangible Assets:
Acquired Technology	5	1,312,500	(328,125)	984,375
Network Relationships	5	220,000	(128,333)	91,667
Trade Name	5	102,000	(59,500)	42,500
		$2,338,500	$(515,958)	$1,822,542

	Weighted	Gross		Net
	Average	March 31,	Accumulated	March 31,
	Life (Yrs.)	2017	Amortization	2017
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000

Amortized Intangible Assets:
Acquired Technology	5	1,312,500	(262,500)	1,050,000
Non-Compete	4	94,672	(94,672)	-
Network Relationships	5	220,000	(117,331)	102,669
Trade Name	5	145,017	(97,417)	47,600
		$2,476,189	$(571,920)	$1,904,269

There were no additions to the intangible assets in the three months ended June 30, 2017. The amortization expense for the three months ended June 30, 2017 and 2016 was approximately $82,000 and $95,000, respectively.

The following table summarizes the approximate expected future amortization expense as of June 30, 2017 of definite-lived intangible assets for each for the four fiscal years ending March 31 thereafter:

2018 (remaining 9 months)	$245,000
2019	327,000
2020	284,000
2021	262,542
$1,118,542

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	March 31,
	2017	2017
Accounts payable	$2,786,643	$3,569,011
Advance capitation payment to APAACO from CMS	9,292,564	-
Accrued compensation	3,297,093	2,860,340
Income taxes payable	333	20,827
Accrued interest	192,895	54,158
Accrued professional fees	643,455	1,379,037
	$16,212,983	$7,883,373

Total accounts payable and accrued liabilities for the six months ended June 30, 2017 increased approximately $8.3 million, or 105.7%, as compared to the same period of 2016, due to the new APAACO NGACO contract with CMS.

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

Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of June 30, 2017 and March 31, 2017.

The Company’s effective tax rate for the three months ended June 30, 2017 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses and the exclusion of loss entities from the Company’s overall estimated annual effective rate calculation under guidance from ASC 740-270-30-26a.

As of June 30, 2017 and March 31, 2017, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended January 31, 2013 onwards. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

6.	Stockholders’ Equity

Series A Preferred Stock

On October 14, 2015, the Company entered into a Securities Purchase Agreement (the “2015 SPA”) with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 1,111,111 units, each unit consisting of one share of the Company’s Series A Preferred Stock and a stock purchase warrant (the “Series A Warrant”) to purchase one share of the Company’s common stock (“Common Stock”) at an exercise price of $9.00 per share. The Series A Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Series A Preferred Stock can be voted for the number of shares of Common Stock into which the Series A Preferred Stock could then be converted, which initially is one-for-one. The Series A Preferred Stock is convertible into Common Stock, at the option of NMM, at any time after issuance at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions. The Series A Preferred Stock is mandatorily convertible not sooner than the earlier to occur of (i) the later of (x) January 31, 2017 or (y) 60 days after the date on which the Company files its quarterly report on Form 10-Q for the period ending September 30, 2016, or (ii) the date on which the Company receives the written, irrevocable decision of NMM not to require a redemption of the Series A Preferred Stock, if the Company receive aggregate gross proceeds of not less than $5,000,000 in one or more transactions for the sale of the Company’s equity or convertible securities (other than transactions with NMM). The Company has not received at least $5,000,000 in one or more transactions for the sale of its equity or convertible securities to parties other than NMM. The Series A Warrant may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. The Series A Warrant is not separately transferable from the Series A Preferred Stock. See Note 2 for information on the fair value of the Series A Warrant. The units sold to NMM under the 2015 SPA initially had a redemption feature, however, as part of the proposed Merger between NMM and the Company (see Note 10), NMM entered into a Consent and Waiver Agreement dated December 21, 2016 (the “NMM Waiver”), pursuant to which NMM has relinquished its right of redemption with respect to its shares of Series A Preferred Stock and Series A Warrants.

Series B Preferred Stock

On March 30, 2016, the Company entered into an additional Securities Purchase Agreement (the “2016 SPA”) with NMM pursuant to which the Company sold to NMM, and NMM purchased from the Company, in a private offering of securities, 555,555 units, each unit consisting of one share of the Company’s Series B Preferred Stock and a stock purchase warrant (the “Series B Warrant”) to purchase one share of Common Stock at an exercise price of $10.00 per share. NMM paid the Company an aggregate $4,999,995 for the units. The Series B Preferred Stock has a liquidation preference in the amount of $9.00 per share plus any declared and unpaid dividends. The Series B can be voted for the number of shares of Common Stock into which the Series B Preferred Stock could then be converted, which initially is one-for-one. The Series B Preferred Stock is convertible into Common Stock, (i) at the option of NMM or (ii) mandatorily at any time prior to and including March 30, 2021, if the Company receives aggregate gross proceeds of not less than $5,000,000 in one or more transactions for the sale of the Company’s equity or convertible securities (other than transactions with NMM), at an initial conversion rate of one-for-one, subject to adjustment in the event of stock dividends, stock splits and certain other similar transactions. The Company has not received at least $5,000,000 in one or more transactions for the sale of its equity or convertible securities to parties other than NMM. The Series B Warrant may be exercised at any time after issuance and through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits. The Series B Warrant is not separately transferable from the Series B Preferred Stock. See Note 2 for information on the fair value of the Series B Warrant.

Common Stock Issuance

During the three months ended June 30, 2017, the Company did not issue shares of Common Stock. The number of shares of Common Stock that are issued and outstanding as June 30, 2017 is 6,033,518.

Equity Incentive Plans

On December 15, 2015, the Company’s Board of Directors (the “Board”) approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of Common Stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Equity Incentive Plan and 2013 Equity Incentive Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by the Company’s stockholders at the 2016 Annual Meeting of Stockholders that was held on September 14, 2016. As of June 30, 2017, there were approximately 942,000 shares available for future grants under the 2015 Plan. As of June 30, 2017, there were no shares available for future grants under the 2010 and 2013 Equity Incentive Plans.

Options

On April 6, 2017, the Company granted stock options to employees and a director to purchase up to 80,000 shares of Common Stock. Two of the options expire on the 5th anniversary date from date of grant and have an exercise price of $10.18 per share. The remaining options expire on the 10th anniversary date from date of grant and have an exercise price of $9.25 per share. The fair value of the stock option of $572,000 was computed using the Black-Scholes option pricing model, using the following assumptions: expected term – 3-6 years; stock price $9.25 per share; volatility – 109.95% - 134.83%; risk-free interest rate – 1.53% - 2.09%; and zero annual rate of quarterly dividend. All of these stock options vest over a period of 24 months from date of grant.

Stock option activity for the three months ended June 30, 2017 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2017	1,165,350	$4.24	6.64	$4.86
Granted	80,000	9.71	-	-
Exercised	-	-	-	-
Cancelled/expired	(32,222)	9.71	-	-
Balance, June 30, 2017	1,213,128	$4.42	6.61	$5.57
Vested, June 30, 2017	1,041,257	$4.04	6.18	$5.96

As of June 30, 2017, total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the Company’s three Equity Incentive Plans was approximately $791,000 and the weighted-average period of years expected to recognize those costs was 1.71 years, which included stock options granted to our executive officers in April 2017 that have subsequently been deemed void and are currently planned to be cancelled without payment by the Company. None of such stock options have been exercised.

Stock-based compensation expense related to common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended June 30,
	2017	2016
Stock-based compensation expense:
Cost of services	$-	$1,227
General and administrative	223,566	246,490
	$223,566	$247,717

Warrants

Warrants consisted of the following for the three months ended June 30, 2017:

Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2017	$4.68	1,970,166
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2017	$6.41	1,970,166

		Weighted		Weighted
		Average		Average
Exercise Price Per	Warrants	Remaining	Warrants	Exercise Price Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.00-$5.00	188,500	0.60	188,500	4.47
$9.00-$10.00	1,781,666	3.30	1,781,666	9.37

$4.00-$10.00	1,970,166	3.03	1,970,166	$8.90

Authorized Stock

At June 30, 2017, the Company was authorized to issue up to 100,000,000 shares of Common Stock and 5,000,000 shares of its preferred stock.

The number of shares of Series A Preferred Stock and Series B Preferred Stock that are issued and outstanding as June 30, 2017 is 1,111,111 and 555,555, respectively. The number of shares of Common Stock that are issued and outstanding as June 30, 2017 is 6,033,518.

The Company is required to reserve and keep available out of the authorized but unissued shares of Common Stock such number of shares sufficient to affect the conversion of all outstanding preferred stock, the exercise of all outstanding warrants exercisable into shares of Common Stock, the conversion of all outstanding notes and accrued interest into shares of Common Stock, and shares granted and available for grant as stock options under the Company’s Equity Incentive Plans. The number of shares of Common Stock reserved for these purposes is as follows at June 30, 2017:

For warrants outstanding	1,970,166
For stock options outstanding	1,213,128
For debt outstanding and accrued interest	506,547
For preferred stock issued and outstanding	1,666,666

Total	5,356,507

7.	Debt

Standby Letters of Credit and Lines of Credit

In January 2013, City National Bank (“CNB”) provided to MMG an irrevocable standby letter of credit for $10,000, which was increased to $500,000 in November, 2014. Such letter of credit renews automatically every 5 months. In December 2016, CNB provided to MMG another irrevocable standby letter of credit for $235,000, which expires December 31, 2017. In March, 2017, APAACO established an irrevocable standby letter of credit with a financial institution for $6,699,329 for the benefit of CMS, which expires on December 31, 2018 and will be automatically extended without amendment for additional one-year periods, unless terminated by the institution prior to 90 days from the expiration date. The standby letters of credit are typically collateralized by cash deposits, which are included in restricted cash in the amount of $745,117 and $765,058 on the consolidated balance sheets at June 30, 2017 and March 31, 2017, respectively.

BAHA has a line of credit of $150,000 with First Republic Bank. Borrowings thereunder bear interest at the prime rate (as defined) plus 3.0% (7.25% and 7.0% per annum at June 30, 2017 and March 31, 2017, respectively). The Company has an outstanding balance of $25,000 and $62,500 as of June 30, 2017 and March 31, 2017, respectively. The line of credit is unsecured.

Interest expense associated with the lines of credit amounted to the following:

	Three Months Ended June 30,
	2017	2016

Interest expense for lines of credit	$584	$2,659

Notes Payable

NMM Note (Related Party)

In connection with the proposed Merger, on January 3, 2017, the Company issued a promissory note to NMM in the amount of $5,000,000. Interest is due quarterly at the rate of prime plus 1% (or 5.25% at June 30, 2017], with the entire principal balance being due on January 3, 2019. In the event of default, as defined, all unpaid principal and interest will become due and payable.

The NMM Note has a term of two years, with its payment obligations commencing on February 1, 2017 and continuing on a quarterly basis thereafter until January 2019 (the “NMM Note Maturity Date”). Under the terms of the NMM Note, the Company must pay NMM interest on the principal balance outstanding at the prime rate (as such term is defined in the NMM Note) plus 1%. All outstanding principal and accrued but unpaid interest under the NMM Note is due and payable in full on the NMM Note Maturity Date. The Company may voluntarily prepay the outstanding principal and interest in whole or in part without penalty or premium. Upon the occurrence of an event of default (as such term is defined in the NMM Note), the unpaid principal amount of, and all accrued but unpaid interest on, the NMM Note will become due and payable immediately at the option of NMM. In such event, NMM may, at its option, declare the entire unpaid balance of the NMM Note, together with all accrued interest, applicable fees, and costs and charges, including costs of collection, if any, to be immediately due and payable in cash.

Interest expense associated with the outstanding notes payable amounted to $139,322 for the three months ended June 30, 2017. There was no interest on these notes for the three months ended June 30, 2016.

Convertible Notes Payable

Alliance Convertible Note

On March 30, 3017, the Company issued a 6% convertible promissory note to Alliance Apex, LLC (the “Alliance Note”) for $4,990,000. The Alliance Note is due and payable to Alliance on (i) December 31, 2017, or (ii) the date on which the Merger Agreement with NMM is terminated (see Note 1 above), whichever occurs first. Upon the closing of the proposed Merger on or before December 31, 2017, the Alliance Note together with the accrued and unpaid interest, shall automatically be converted into 499,000 shares of Common Stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions that occur after the date of the Alliance Note. If the Merger is not consummated by December 31, 2017, the Company will be obligated to repay the outstanding principal, together with accrued and unpaid interest, on the Alliance Note within 45 days, which would require a significant amount of cash on hand or the need to raise capital to pay off or refinance the Alliance Note. There can be no assurance that is such event arose, the Company would have sufficient cash on hand to repay the Alliance Note or could raise capital on favorable terms, or at all, to repay the Alliance Note.

In the case of an event of default (as defined in the Alliance Note), the entire outstanding principal and all accrued and unpaid interest under the Alliance Note shall automatically become immediately due and payable, without presentment, demand, protest or notice of any kind. If any other event of default occurs and is continuing, Alliance, by written notice to the Company, may declare the outstanding principal and interest under the Alliance Note to be immediately due and payable. After maturity (by acceleration or otherwise), the unpaid balance (both as to principal and unpaid pre-maturity interest) shall bear interest at a default rate equal to the lesser of (a) 3% over the rate of interest in effect immediately prior to maturity or (ii) the then maximum legal rate allowed under the laws of the State of California. Additionally, the Company shall pay all costs of collection incurred by Alliance, including reasonable attorney’s fees incurred in connection with the Alliance’s reasonable collection efforts.

As part of the Merger Agreement Amendment (see Note 1 above), NMM provided a guarantee for the Alliance Note which was considered a debt issuance cost. The Company estimated the debt issuance cost and related warrants issuable for the debt guarantee of $161,000 based on the incremental fair value to a market participant of a similar but unsecured debt instrument without such guarantee using a market rate for an unsecured high yield note of 12.4% and a 25% probability of the note not being converted. As of June 30, 2017 and March 31, 2017, the debt issuance cost associated with the guarantee was $107,333 and $161,000, respectively, and after being offset against the Alliance Note, resulted in a net balance of $4,882,667 and $4,829,000, respectively.

8.	Commitments and Contingencies

Standby Letters of Credit, Lines of Credit and Outstanding Notes

See Note 7 - Standby Letters of Credit and Lines of Credit above.

Lease Commitments

The Company’s lease for its current corporate headquarters, as amended, sets base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. The base rent may be abated by up to $228,049 subject to other terms of the lease. At June, 2017, deferred rent liability associated with such leases was $680,486.

Employment Agreements

In December 2016, AMM entered into employment agreements with Warren Hosseinion, M.D., Adrian Vazquez, M.D., Gary Augusta and Mihir Shah, which replaced such officers’ previous employment agreements and revised certain term, bonus and severance arrangements. Such agreements, as amended as of the date of this Report, provide annual base salaries in the aggregate amount of $1,550,000 for such officers. Each of the new employment agreements has an initial term of three years with automatic annual renewals and provide 20 business days of paid time off per calendar year. Accrued and unused paid time off shall be paid in cash at the end of each calendar year. Under the new employment agreements, each officer is eligible to receive an annual bonus and is granted certain vesting rights and accrued benefits (as such term is defined therein) if his employment is terminated without “cause” (as such term is defined therein) or if he resigns with “good reason” (as such term is defined therein) during the employment term.

Regulatory Matters

The healthcare industry and Medicare and Medicaid programs are subject to numerous laws and regulations of federal, state and local governments, including the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act and the Patient Protection and Affordable Care Act, which are generally are complex and subject to interpretation. These laws and regulations govern matters such as licensure, accreditation, security and privacy of health information, health insurance portability, health insurance exchanges, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government activity has continued with respect to investigations and allegations concerning possible violations of such laws and regulations by healthcare providers. Compliance with such laws and regulations can be subject to government review and interpretation. Violations of these laws and regulations may result in significant adverse regulatory actions, including fines, penalties, exclusion from government healthcare programs, repayments for patient services previously billed as well as those unknown or unasserted at this time.

As a risk-bearing organization (“RBO”), the Company is required to follow regulations of the California Department of Managed Health Care (“DMHC”). The Company and its applicable affiliates must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. The DMHC determined that, as of February 28, 2016, MMG, was not in compliance with the DMHC’s positive TNE requirement for a RBO. As a result, the DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG’s CAP has been submitted and was approved by DMHC in December 2016. Through an intercompany revolving subordinate loan from AMM, MMG achieved positive TNE in the third quarter of fiscal 2017 and has maintained positive TNE to date. The DMHC is in the process of reviewing the Company’s filings for MMG to be taken off the CAP.

Legal Actions and Proceedings

In the ordinary course of the Company’s business, the Company from time to time becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated hospitalists. The Company may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. Many of the Company’s payer and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations.

Liability Insurance

Although the Company currently maintains liability insurance policies on a claims-made basis, which are mainly intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms. In addition, the Company cannot be certain that the Company’s current insurance coverage will be adequate to cover liabilities arising out of claims asserted against the Company, the Company’s affiliated professional organizations or the Company’s affiliated hospitalists in the future where the outcomes of such claims are unfavorable. Liabilities in excess of the Company’s insurance coverage may have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

9.	Related Party Transactions

Dr. Thomas Lam, one of the Company’s directors is a significant shareholder and the Chief Executive Officer of NMM. See Note 1 for information on the proposed Merger and NMM’s investments in and loan to the Company.

Mark Fawcett, one of the Company’s directors, was nominated by NNA as its representative on the Board. See Note 10 for information in relation to NNA’s registration rights granted by the Company.

In September 2015, the Company entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and is due on or before September 2017. At both June 30, 2017 and March 31, 2017, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheets.

In September 2015, the Company entered into a note receivable with Liviu Chindris, M.D., a minority owner in APS, in the amount of approximately $105,000. The note accrues interest at 3% per annum and is due on or before September 2017. At June 30, 2017 the balance of the note has been paid and at March 31, 2017, the balance of the note was approximately $105,000 and is included in other receivables in the accompanying consolidated balance sheets. In November, 2016, in connection with a promissory note issued to Dr. Chindris, which the Company has repaid in full, the Company issued Dr. Chindris a warrant to purchase up to 5,000 shares of Common Stock at an exercise price of $9.00 per share (see Note 2).

In December 2016 and June 30, 2017, the Company billed NMM $930,169 and $438,307, respectively, for its 50% share of the costs related to APAACO’s participation in the NGACO Model that the Company had incurred on behalf of APAACO.

In the ordinary course of the Company’s business, the Company from time to time grants options to its employees under its Equity Incentive Plans and enters into employment agreements with its employees, including officers,. See Note 6 and Note 8 above for addition information.

In addition, affiliates wholly-owned by the Company’s officers, including Dr. Hosseinion, are reported in the accompanying condensed consolidated statement of operations on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.

10.	Subsequent Events

On July 1, 2017, APAACO and Universal Care, Inc. dba Brand New Day (“BND”), which is 50% owned by Allied Pacific of California (an IPA and a variable interest entity of NMM), entered into an agreement (the “Care Management Agreement”), pursuant to which BND will provide care management programs for patients with certain chronic diseases. APAACO will pay BND $50.00 per month per patient but may adjust fees upward or downward upon giving BND 60 working days’ prior notice. The initial term of the Care Management Agreement is one year. Thereafter, the Care Management Agreement will renew automatically for successive one-year periods unless either party gives the other party notice of termination. The Care Management Agreement shall terminate automatically upon the revocation, suspension or restriction of any license, certificates or other authority required to be maintained by BND. Additionally, either party may terminate the Care Management Agreement for cause (as defined therein) by giving 45 days’ prior notice or without cause by giving 90 days’ prior notice.

On July 7, 2017, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), with respect to the proposed Merger expired. While the expiration of the HSR waiting period satisfies a condition to the closing of Merger, consummation of the Merger remains subject to other conditions described in the Merger Agreement, including approval by ApolloMed stockholders and the shareholders of NMM.

On July 26, 2017, the Company entered into a Fifth Amendment to the Registration Rights Agreement, dated as of March 28, 2014, with NNA. The amendment extended the deadline for the Company to file a resale registration statement covering NNA’s registrable securities to March 31, 2018 and removed prohibitions on the Company’s ability to file other registration statements. Previously in April 2017, the Company and NNA agreed to extend the date by which the Company is required to use commercially reasonable best efforts to cause such registration statement to be declared effective to June 30, 2018 (or, if earlier, the 5th trading day after the date on which the SEC notifies the Company that such registration statement will not be “reviewed” or subject to further review).

On August 10, 2017, NMM and ApolloMed filed a registration statement on form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed Merger.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Report. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission on June 29, 2017.

In this Report, unless otherwise expressly stated or the context otherwise requires, the “Company,” “ApolloMed,” “we,” “us,” “our” and similar words refer to Apollo Medical Holdings, Inc., a Delaware corporation, its consolidated subsidiaries and its affiliates. Our affiliated professional organizations are separate legal entities that provide physician services and with which we have management service agreements. For financial reporting purposes, we consolidate the revenues and expenses of all our practice groups that we own or manage because we have a controlling financial interest in these practices based on applicable accounting rules and as described in our accompanying consolidated financial statements. References to “practices” or “practice groups” refer to our subsidiary-management company and the affiliated professional organizations of Apollo that provide medical services, unless otherwise expressly stated or the context otherwise requires.

The following management’s discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Forward-Looking Statements” at the beginning of this Report. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed in this Report as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended March 31, 2017.

Overview

We are a patient-centered, physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner. Led by a management team with over a decade of experience, we have built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients, particularly senior patients and patients with multiple chronic conditions. We believe that we are well-positioned to take advantage of changes in the rapidly evolving U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency. Our three core pillars are: our clinical expertise in managing patients with multiple chronic conditions, our experience in taking on financial risk for these patients, and our technology infrastructure.

We implement and operate innovative health care models to create a patient-centered, physician-centric experience. We have the following integrated, synergistic operations:

•	Hospitalists, which includes our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	An accountable care organization (“ACO”) participating in the Medicare Shared Savings Program (the “MSSP”), which focuses on providing high-quality and cost-efficient care to Medicare fee-for-service (“FFS”) patients;

•	A next generation accountable care organization (“NGACO”), which started operations on January 1, 2017, and focuses on providing high-quality and cost-efficient care for Medicare FFS patients;

•	An independent practice association (“IPA”), which contracts with physicians and provides care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;

•	One clinic which we own, and which provides specialty care in the greater Los Angeles area;

•	Hospice care, Palliative care, and home health services, which include our at-home and end-of-life services; and

•	A cloud-based population health management IT platform, which was acquired in January 2016, and includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and also integrates clinical data.

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

Our mission is to transform the delivery of healthcare services in the communities we serve by implementing innovative population health models and creating a patient-centered, physician-centric experience in a high-performance environment of integrated care.

The initial business owned by us was ApolloMed Hospitalists (“AMH”), a hospitalist company, incorporated in California in June, 2001, which began operations at Glendale Memorial Hospital. Through a reverse merger, we became a publicly held company in June 2008.

We were initially organized around the admission and care of patients at inpatient facilities such as hospitals. We have grown our inpatient strategy in a competitive market by providing high-quality care and innovative solutions for our hospital and managed care clients.

We operate through our subsidiaries, including:

•	Apollo Palliative Care Services, LLC (“APS”);
•	Apollo Medical Management, Inc. (“AMM”)
•	Pulmonary Critical Care Management, Inc. (“PCCM”)
•	Verdugo Medical Management, Inc. (“VMM”); and
•	ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”).

We have a controlling interest in APS, which owns two Los Angeles-based companies, Best Choice Hospice Care LLC (“BCHC”) and Holistic Care Home Health Care Inc. (“HCHHA”). Our palliative care services focuses on providing relief from the symptoms and stress of a serious illness. The goal is to improve quality of life for both the patient and the patient’s family.

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

Through PCCM we managed Los Angeles Lung Center (“LALC”), and through VMM we managed Eli Hendel, M.D., Inc. (“Hendel”). On January 1, 2017 and March 24, 2017, PCCM and VMM amended the MSAs entered into with LALC and Hendel, respectively, and among other things, reduced the scope of services to be provided by PCCM and VMM to align with the actual course of dealing between the parties. Based on our evaluation of current accounting guidance, we determined that we no longer hold an explicit or implicit variable interest in these entities. We have consolidated the results of these entities through December 31, 2016.

Through AMM, we manage a number of our affiliates pursuant to their long-term MSAs with AMM, including:

•	AMH, the initial business owned by us;
•	Maverick Medical Group, Inc. (“MMG”);
•	Southern California Heart Centers (“SCHC”); and
•	Bay Area Hospitalist Associates, a Medical Corporation (“BAHA”).

In 2012, we formed an ACO, ApolloMed ACO, which participates in the MSSP to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers, and an IPA, MMG. In 2013 we expanded our service offering to include integrated inpatient and outpatient services through MMG.

In 2014, we added several complementary operations by acquiring an IPA, AKM Medical Group, Inc. (“AKM”), outpatient primary care and specialty clinics, as well as hospice/palliative care and home health entities. During fiscal 2016, we combined the operations of AKM into those of MMG.

In 2014, we acquired SCHC, a specialty clinic that focuses on cardiac care and diagnostic testing.

In 2016, we acquired a controlling interest in BAHA. BAHA is a hospitalist, intensivist and post-acute care practice with a presence at three acute care hospitals, one long-term acute care hospital and several skilled nursing facilities in San Francisco.

In 2016, we, together with NMM, formed APA ACO, Inc. (“APAACO”) to participate in the NGACO Model, for which we were approved by CMS in January 2017. The goal of the NGACO Model is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers.

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. On February 17, 2015, we entered into a long-term management services agreement (the “Bay Area MSA”) with a hospitalist group located in the San Francisco Bay Area. Under the Bay Area MSA, we provide certain business administrative services, including accounting, human resources management and supervision of non-medical business operations. We evaluated the Bay Area MSA and have determined that it triggers variable interest entity accounting, which requires consolidating the hospitalist group into our consolidated financial statements. During fiscal 2017, we entered into four management services agreements with various hospitals to provide staffing.

In 2016, through Apollo Care Connect, we acquired certain technology and other assets of Healarium, Inc., which provides us with a population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

Recent Developments

Operations and Financings

For the three-month period ended June 30, 2017, we achieved a 236% increase in revenue over the same period in the prior fiscal year. This increase in revenue is resulted from the new APAACO NGACO contract with CMS of approximately $27.9 million that went into effect in this quarter; we also accrued costs related to the contract of approximately $27.3 million. Notwithstanding that growth, our net loss increased by approximately 175% during the same period mostly attributable to the proposed merger related cost.

In a continued effort to improve profitability, we terminated two hospitalist contracts during the three-month period ended June 30, 2017.

APAACO (Next Generation ACO)

On January 18, 2017, CMS announced that APAACO, jointly owned by us and NMM, has been approved to participate in the new NGACO Model. Through the NGACO Model, CMS has partnered with APAACO and other ACOs experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and reward under the NGACO Model. The NGACO program began on January 1, 2017. In connection with the approval by CMS for APAACO to participate in the NGACO Model, CMS and APAACO have entered into a NGACO Model Participation Agreement (the “Participation Agreement”). The term of the Participation Agreement is two performance years, from January 1, 2017 through December 31, 2018. CMS may offer to renew the Participation Agreement for an additional term of two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein.

AMM, one of our wholly-owned subsidiaries, has a long-term management services agreement with APAACO. APAACO is a consolidating variable interest entity of AMM as it was determined that AMM is the primary beneficiary of APAACO.

To participate in the NGACO Model, we have devoted, and intend to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model, and refocused away and pulled resources from certain other parts of our historic business and revenue streams, including the MSSP ACO, which will receive less emphasis in the future and could result in reduced revenue from such business. We currently anticipate that revenue from the NGACO Model will be a significant source of revenue for us in fiscal 2018 and future periods, although no assurance of that can be given at this time.

Standby Letters of Credit

On March 3, 2017, APAACO established an irrevocable standby letter of credit with a financial institution for $6,699,329 for the benefit of CMS. The letter of credit expires on December 31, 2017 and deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date.

Proposed Merger

On December 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among us, Apollo Acquisition Corp., a wholly-owned subsidiary of ours (“Merger Subsidiary”), NMM and Kenneth Sim, M.D., in his capacity as the representative of the shareholders of NMM, pursuant to which NMM will merge into Merger Subsidiary (the “Merger”) and upon consummation of the Merger, NMM shareholders will receive such number of shares of our common stock (“Common Stock”) such that, after giving effect to the Merger and assuming there would be no dissenting NMM shareholders at the closing, NMM shareholders will own 82% of the total issued and outstanding shares of Common Stock at the closing of the Merger and our current stockholders will own the other 18% (the “Exchange Ratio”). Additionally, NMM has agreed to relinquish its redemption rights relating to our Series A Preferred Stock that NMM owns.

On March 30, 2017, NMM and ApolloMed, together with other relevant parties, entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment”) to exclude, for purposes of calculating the Exchange Ratio, from “parent shares” (as defined in the Merger Agreement) 499,000 shares of Common Stock issued or issuable pursuant to a securities purchase agreement dated as of March 30, 2017, between ApolloMed and Appliance Apex, LLC. As part the Merger Agreement Amendment, the merger consideration to be paid by the Company to NMM was amended to include warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share in the closing of the proposed Merger.

NMM is one of the largest healthcare management services organizations in the United States, delivering comprehensive healthcare management services to a client base consisting of health plans, IPAs, hospitals, physicians and other health care networks. NMM currently is responsible for coordinating the care for over 600,000 covered patients in Southern and Central California through a network of ten IPAs with over 2,000 contracted physicians. On a pro forma basis, the combined organization is expected to provide medical management for over 700,000 patients through a network of over 3,000 healthcare professionals and over 400 employees. The combination of ApolloMed and NMM would bring together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies, which we believe will be well positioned for the ongoing transition of U.S. healthcare to value-based reimbursements. The proposed Merger, if consummated, is expected to further expand our operating platform for providing high-quality, cost effective valued-based care.

The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), with respect to the proposed Merger expired on July 7, 2017. The expiration of the HSR waiting period satisfies a condition to the closing of Merger. Consummation of the Merger, which remains subject to other conditions described in the Merger Agreement, including approval by ApolloMed stockholders and the shareholders of NMM, is expected to take place in the second half of calendar year 2017.

On August 10, 2017, NMM and ApolloMed filed a registration statement on form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed Merger.

For all purposes of this report, unless expressly indicated otherwise, we have discussed our present and intended operations, opportunities and challenges without consideration of the Merger or the effect of the Merger, if and should it be consummated.

The items above describe certain recent developments that are important to understanding our financial condition and results of operations. See the notes to our condensed consolidated financial statements included in this Report for additional information about these developments.

Results of Operations

The results of operations for the three months ended June 30, 2017 reflected a significant financial impact from our investments in population health management infrastructure and value-based care processes for our patients.

The following sets forth selected data from our results of operations for the periods presented:

	For the Three Months Ended
	June 30,
			$	%
	2017	2016	Change	Change

Net revenues	$41,575,480	$12,371,673	$29,203,807	236%

Costs and expenses
Cost of services	40,239,642	10,133,005	30,106,637	297%
General and administrative	4,889,184	3,836,475	1,052,709	27%
Depreciation and amortization	155,267	164,658	(9,391)	-6%

Total costs and expenses	45,284,093	14,134,138	31,149,955	220%

Loss from operations	(3,708,613)	(1,762,465)	(1,946,148)	110%

Other (expense) income:
Interest expense	(192,989)	(2,659)	(195,557)	7,158%
Gain on change in fair value of warrant liability	-	822,222	(822,222)	-100%
Other income	38,657	1,971	36,686	1,861%

Total other income (expense), net	(154,332)	821,534	(975,866)	-119%

Loss before benefit from income taxes	(3,862,945)	(940,931)	(2,922,014)	311%

Benefit from income taxes	(29,891)	(41,553)	11,662	-28%

Net loss	$(3,833,054)	$(899,378)	$(2,933,676)	326%

Net loss (income) attributable to non-controlling interest	221,242	(415,879)	637,121	-153%

Net loss attributable to Apollo Medical Holdings, Inc.	$(3,611,812)	$(1,315,257)	$(2,296,555)	175%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net revenues

Net revenues for the three months ended June 30, 2017 increased by approximately $29.2 million, or 236%, as compared to the same period of 2016. The increase in net revenues was primarily due to an increase of approximately $27.9 million in APAACO’s revenues resulting from the new NGACO contract with CMS, pursuant to which we started to receive capitation from CMS in this quarter, an increase of approximately $2.5 million in AMH’s revenues and an increase of $0.3 million in BAHA’s revenues, both of which resulted from the new hospitalist contracts that started in the second quarter of fiscal year 2017, and an increase of $0.1 million in SCHC’s revenues related to increased patient visits. These increases were offset by a decrease of $0.2 million in MMG’s revenues, which resulted from deficit in the full risk contracts related to high patient care cost, a decrease of $0.6 million in BCHC’s revenues due to decreased patient census, a decrease of $0.2 million in HCHHA’s revenues due to decreased patient census, as well as a decrease of $0.6 million in revenues of LALC and Hendel due to deconsolidation of the two variable interest entities (“VIEs”) from us in the fourth quarter of fiscal year 2017.

Cost of services

Cost of services for the three months ended June 30, 2017 increased by approximately $30.1 million, or 297%, as compared to the same period of 2016. The increase in cost of services was primarily related to an increase of approximately $27.3 million in APAACO expenses related to the patient care, an increase of approximately $2.4 million in AMH’s expenses related to the new hospitalist contracts that increased AMH’s revenues, an increase of approximately $1.2 million in BAHA’s expenses related to its new hospitalist contract and the use of locum providers, and an increase of approximately $0.2 million in MMG’s expenses due to increased costs in patient care. These increases in expenses were offset by a decrease of approximately $0.3 million and a decrease of $0.2 million in BCHC’s expenses and HCHHA’s expenses, respectively, both of which were due to reduction in patient census, as well as a decrease of approximately $0.1 million in each of LALC’s expenses and Hendel’s expenses, respectively, both of which were due to deconsolidation of the two VIEs from us in the fourth quarter of fiscal year 2017 and a decrease of $0.3 million in SCHC’s expenses.

General and administrative

General and administrative (G&A) costs for the three months ended June 30, 2017 increased by approximately $1.1 million, or 27%, as compared to the same period of 2016. Approximately $0.9 million of the increase was due to APAACO’s new NGACO operations, approximately $0.7 million of the increase was related to costs associated with the proposed Merger with NMM, and approximately $0.1 million of the increase correlated to an increase in BAHA’s G&A costs. The increases in our G&A costs were offset by a decrease of approximately $0.4 million in ACO’s G&A costs as the MMSP ACO operations have been gradually merged into the NGACO program, a decrease of approximately $0.1 million in MMG’s G&A costs, and a decrease of approximately $0.1 million in Hendel’s G&A costs due to its deconsolidation from us in the fourth quarter of fiscal year 2017.

Depreciation and amortization

Depreciation and amortization were comparable to the same period of 2016.

Interest expense

Interest expense increased by approximately $0.2 million, or 7,258%, as compared to the same period of 2016. The increase in interest expense is due to the addition of the $5,000,000 NMM Note and $4,990,000 Alliance Note. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

Gain on change in fair value of warrant liability

There was a gain on the change in fair value of the warrant liability of approximately $0.8 million for the three months ended June 30, 2016. This gain resulted from the change in the fair value measurement of the Company’s warrants issued to NMM in October 2015, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing. As there was no warrant liability at either March 31, 2017 or June 30, 2017, there is no change in the fair value of warrant liability for the three months ended June 30, 2017.

Other income

Other income increased by approximately $37,000, or 1,861%, as compared to the same period of 2016. The increase in other income is due to interest from the cash held by APAACO.

Income tax provision (benefit)

Benefit from income taxes was consistent with the same period of the prior year.

Net (loss) income attributable to non-controlling interests

Net (loss) income attributable to non-controlling interests decreased by approximately $0.6 million, or 153%, as compared to the same period of 2016, which resulted from the deconsolidation of LALC and Hendel from us in the fourth quarter of fiscal year 2017.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

We have a history of operating losses. For the three months ended June 30, 2017 and 2016, we had a net loss of approximately $3.8 million and $0.9 million, respectively. We generated positive cash flow from operations of approximately $22.6 million for the three months ended June 30, 2017 and used cash in operating activities of approximately $2.3 million for the three months ended June 30, 2016. We expect to have positive cash flow from operations for the remainder of fiscal year 2018. Cash flows used in investing activities for the three months ended June 30, 2017 and 2016, were approximately $36,000 and $163,000, respectively. Cash flows used in financing activities for the three months ended June 30, 2017 and 2016 were approximately $38,000 and $330,000, respectively.

As of June 30, 2017, we have a net working capital deficit of approximately $3.1 million and an accumulated deficit of approximately $41.3 million, net borrowings from notes and lines of credit totaling approximately $9.9 million and availability under lines of credit of approximately $0.2 million. Our primary source of liquidity as of June 30, 2017 is cash and cash equivalents of approximately $31.2 million.

These factors among others raise substantial doubt about our ability to continue as a going concern. Our long-term ability to continue as a going concern is dependent upon our ability to increase revenue, reduce costs, achieve a satisfactory level of profitable operations, and obtain additional sources of suitable and adequate financing.

Our ability to continue as a going concern is also dependent our ability to further develop our business. We may also have to reduce certain overhead costs through the reduction of salaries and other means, and settle liabilities through negotiation. There can be no assurance that management’s plan and attempts at any or all of these endeavors will be successful.

In addition, our ability to continue as a going concern depends, in significant part, on our ability to obtain the necessary financing to meet our obligations and pay our obligations arising from normal business operations as they come due. To date, we have funded our operations from a combination of internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities. We expect to continue to fund our working capital requirements, capital expenditures and payments of principal and interest on outstanding indebtedness, with cash on hand, cash flows from operations, available borrowings under our lines of credit and, if available, additional financings of equity and/or debt by our current investors and/or others. Management does not believe that we have sufficient liquidity to meet our obligations for at least the next twelve months without some additional funds, such as funds available from raising capital. However, no assurance can be given that any such funds will be available at all or available on favorable terms.

We, therefore, are substantially dependent upon the consummation of the Merger to meet our liquidity requirements. See “The Proposed Merger and NMM Note” below. Until we can generate sufficient positive cash flow to fund operations, we will remain dependent on raising additional capital through debt and/or equity transactions. Without limiting our available options, future equity financings will most likely be through the sale of debt and/or equity securities. It is possible that we would also offer warrants, options and/or rights in conjunction with any future sales of our securities. Management believes that we will be able to raise additional working capital through the issuance of stock and/or debt. Currently, however, we do not have any commitments for the proposed Merger or additional capital, nor can we provide assurance that any financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining financing, we may be forced to curtail our existing or planned future operations.

For the three months ended June 30, 2017, cash provided by operating activities was approximately $22.6 million. This was the result of a change in working capital of $26.0 million due to increases in accounts payable, accrued expenses, medical liabilities and add-backs of non-cash items of $0.4 million, offset by a net loss of $3.8 million. For the three months ended June 30, 2017, our non-cash expenses primarily included provision for doubtful accounts, net of recoveries, depreciation and amortization expense, stock-based compensation expense, and amortization of debt issuance costs.

For the three months ended June 30, 2017, cash used in investing activities was approximately $36,000 related to purchases of fixed assets.

For the three months ended June 30, 2017, net cash used in financing activities was $38,000, which relates to principal payments of approximately $38,000 on the line of credit.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

In connection with its liquidity and capital resources, below is a high-level summary of the Company’s major financing activities as well as related agreements, including (i) NNA financing, (ii) NMM investments, (iii) the proposed Merger and NMM Note, and (iv) the Alliance Note and Merger Agreement Amendment. Our securities issued in connection in such financing activities have not been registered under the Securities Act of 1933, as amended.

NNA Financing

In March, 2014, concurrently with a credit agreement (the “Credit Agreement”), an investment agreement (the “Investment Agreement”) with, a convertible note and stock purchase warrants issued to, NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius SE & Co. KGaA (“Fresenius”), we entered into a registration rights agreement (the “Registration Rights Agreement”) with NNA, pursuant to which we are required to prepare and file a resale registration statement covering NNA’s registrable securities and will have to issue additional shares of Common Stock to NNA if we fail to comply with such requirement.

In October, 2015, we repaid the outstanding term loan and revolving credit facility under the Credit Agreement. In November, 2015, we issued a total of 600,000 shares of Common Stock and paid accrued and unpaid interest of $47,112 to NNA in exchange for the convertible note and all of the stock purchase warrants issued to NNA. We and NNA also extended the deadline for filing the resale registration statement covering NNA’s registrable securities as required under the Registration Rights Agreement and amended the Investment Agreement to (i) delete NNA’s right to subscribe to purchase a pro rata share of certain new equity securities that may be issued by us in the future, and (ii) provide that NNA must hold at least 200,000 shares of Common Stock to have the right to have a representative nominated as a member of the Company’s Board of Directors (the “Board”) and each committee thereof and appoint a representative to attend all Board and committee meetings in a nonvoting observer capacity. NNA nominated Mark Fawcett as its representative on the Board, who was first elected as our director on January 12, 2016.

In April and July 2017, we and NNA amended the Registration Rights Agreement to extend the deadline for filing the resale registration statement for NNA to March 31, 2018 and the date by which we are required to use commercially reasonable best efforts to cause such registration statement to be declared effective to June 30, 2018 (or, if earlier, the 5th trading day after the date on which the Securities and Exchange Commission notifies us that such registration statement will not be “reviewed” or subject to further review), and remove prohibitions on the Company’s ability to file other registration statements.

NMM Investments

On October 14, 2015, we entered into a Securities Purchase Agreement with NMM, pursuant to which we sold 1,111,111 units (the “Series A Units”), each Series A Unit consisting of one share of our Series A Preferred Stock (the “Series A Preferred Stock”) and a stock purchase warrant (the “Series A Warrant”) to purchase one share of Common Stock at an exercise price of $9.00 per share, for which NMM paid us $10,000,000. We used the proceeds to repay certain outstanding indebtedness owed by us to NNA under the Credit Agreement. The Series A Units initially had a redemption feature. However, as part of the proposed Merger, NMM entered into a Consent and Waiver Agreement dated December 21, 2016, pursuant to which NMM has relinquished its right of redemption with respect to its shares of Series A Preferred Stock and Series A Warrants. On March 30, 2016, we entered into a Securities Purchase Agreement with NMM, pursuant to which we sold NMM 555,555 units (the “Series B Units”) each Series B Unit consisting of one share of our Series B Preferred Stock (the “Series B Preferred Stock”) and a stock purchase warrant (the “Series B Warrant”) to purchase one share of Common Stock at an exercise price of $10.00 per share, for which NMM paid us $4,999,995 which was be used for our working capital. See Note 6 to the accompanying condensed consolidated financial statements for additional information on Series A Preferred Stock, Series A Warrant, Series B Preferred Stock and Series B Warrant.

The Proposed Merger and NMM Note

On December 21, 2016, we entered into the Merger Agreement with NMM. Under the terms of the Merger Agreement, Apollo Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary”), will merge with and into NMM, with NMM becoming one of our wholly-owned subsidiaries and NMM shareholders will own 82% of the total issued and outstanding shares of Common Stock at the closing of the Merger and our current stockholders will own the other 18% (the “Exchange Ratio”). The Merger is intended to qualify for federal income tax purposes as a tax-deferred reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986. Consummation of the Merger is subject to various closing conditions, including, among other things, approval by the stockholders of the Company and the shareholders of NMM. The Merger Agreement also provides that Thomas Lam, M.D., current Chief Executive Officer of NMM, and Warren Hosseinion, M.D., will be Co-Chief Executive Officers of the combined company upon closing of the Merger. Kenneth Sim, M.D., who currently serves as Chairman of NMM, will be Executive Chairman of the combined company. Gary Augusta, current Executive Chairman of the Company, will be President, Mihir Shah will continue as Chief Financial Officer, and Hing Ang, current Chief Financial Officer of NMM will be the Chief Operating Officer. Adrian Vazquez, M.D. and Albert Young, M.D. will be Co-Chief Medical Officers. The Board of Directors of the combined company will consist of nine directors, five appointees (including three independent directors) from NMM and four appointees (including two independent directors) from the Company. Thomas Lam, M.D., who is also one of our directors, and Kenneth Sim, M.D. entered into voting agreement (the “Voting Agreements”) with us. Under the Voting Agreements, Dr. Sim and Dr. Lam have agreed, among other things, to vote in favor of the approval and adoption of the Merger and the Merger Agreement.

As required by the terms of the Merger Agreement, on January 3, 2017 NMM provided a working capital loan to us in the principal amount of $5,000,000, which is evidenced by the “NMM Note. See Note 7 to the accompanying condensed consolidated financial statements for additional information on the NMM Note.

We currently anticipate that the Merger will close in the second half of calendar year 2017. However, if the Merger Agreement is terminated and the Merger is not consummated, we might have an immediate need to raise additional capital to fund our business and meet our expenses, including both transactional and operational expenses.

Alliance Note and Merger Agreement Amendment

On March 30, 2017, Alliance APEX, LLC (“Alliance”) loaned us $4,990,000, and for which we issued the Alliance Note bearing interest at a rate of 6% per annum. The Alliance Note is due and payable to Alliance on (i) December 31, 2017, or (ii) the date on which the Merger Agreement is terminated, whichever occurs first. See Note 7 to the accompanying condensed consolidated financial statements for additional information on the Alliance Note.

We have granted Alliance both “demand” and “piggyback” registration rights to register the shares of Common Stock issuable upon conversion of the Alliance Note, subject to a good faith, pro rata claw-back provision. See Note 7 to the accompanying condensed consolidated financial statements for additional information on the Alliance Note.

In connection with the Alliance Note, Alliance requested NMM to guaranty repayment of the Alliance Note if it is not converted into shares of Common Stock in accordance therewith. In connection with the issuance of such guaranty, we and NMM, together with other parties, entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, certain shares of Common Stock, including shares issuable to Alliance upon conversion of the Alliance Note, are excluded from the “parent shares” (as defined in the Merger Agreement) for purposes of calculating the Exchange Ratio. Additionally, as consideration for excluding the shares issuable upon conversion of the Alliance Note from the parent shares and thus the calculation of Exchange Ratio and for NMM’s issuing the guaranty, we agreed to issue NMM a stock purchase warrant for 850,000 shares of Common Stock at an exercise price of $11.00 per share, as part of the merger consideration, payable at the closing of the Merger.

Regulatory Matters

We operate in a highly regulated industry and are subject to federal and statement governmental oversight. For example, as a risk-bearing organization (“RBO”), the Company and its affiliates, as applicable, are required to follow regulations of the California Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. The DMHC determined that, as of February 28, 2016, MMG, an affiliated IPA, was not in compliance with the DMHC’s positive TNE requirement for a RBO. As a result, the DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG’s CAP has been submitted and was approved by DMHC in December 2016. Through an intercompany revolving subordinate loan from AMM (see “Intercompany Loans” below), MMG achieved positive TNE in the third quarter of fiscal 2017 and has maintained positive TNE to date. The DMHC is reviewing the Company’s filings for MMG to be taken off the CAP. In addition, MMG arranged for City National Bank (“CNB”) to provide two irrevocable standby letters of credit (see Note 7 to the accompanying condensed consolidated financial statements for additional information). There is no assurance that the DMHC will agree for MMG to be taken off the CAP. Non-compliance with the TNE requirement or any other applicable regulatory requirement by us, including our applicable affiliates, could result in significant consequences, including suspension or termination of operations and thus adversely affect our business, prospects, revenues and earnings. In addition, changes in compliance requirements or in governmental policies could also impact our operations, revenues and earnings by, among other things, increasing resource spent in our compliance efforts and limiting the scope of our operations. See Note 8 to the accompanying condensed consolidated financial statements for additional information on regulatory matters.

Lines of credit

BAHA has a line of credit of $150,000 with First Republic Bank. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 3.0% (7.25% and 7.0% per annum at June 30, 2017 and March 31, 2017, respectively). We have an outstanding balance of $25,000 and $62,500 as of June 30, 2017 and March 31, 2017, respectively. The line of credit is unsecured.

Concentration of Payors

We have a few key payors that represent a significant portion of our accounts receivable.

Receivables from Government - Medicare/Medi-Cal amounted to approximately 28.5% and 20.5% of total accounts receivable as of June 30, 2017 and March 31, 2017, respectively. Receivables from Allied Physicians amounted to 13.8% and 12.8% of accounts receivable as of June 30, 2017 and March 31, 2017, respectively. The Company anticipates that Medicare/Medi-Cal and Allied Physicians will continue to be significant payors.

Intercompany Loans

Each of AMH, ACC, MMG, AKM, SCHC and BAH has entered into an intercompany loan agreement with AMM, under which AMM has provided a revolving loan commitment to each of the affiliated entities in an amount set forth in the loan agreement.

We had the following outstanding intercompany loans as of June 30, 2017 and March 31, 2017, respectively:

				Three Months Ended June 30, 2017
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000,000	9/30/2018	10%	$5,204,342	$4,988,503	$-	$-
ACC	1,000,000	7/31/2018	10%	1,287,843	1,287,843	-	-
MMG	2,000,000	2/1/2018	10%	1,588,769	1,587,968	-	-
AKM	5,000,000	5/30/2019	10%	-	-	-	-
SCHC	5,000,000	7/21/2019	10%	3,128,539	3,024,360	-	-
BAHA	250,000	7/22/2021	10%	1,642,076	1,642,076	-	-
	$23,250,000			$12,851,570	$12,530,750	$-	$-

				Year Ended March 31, 2017
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000,000	9/30/2018	10%	$4,904,147	$4,904,147	$-	$-
ACC	1,000,000	7/31/2018	10%	1,287,843	1,287,843	5,000	-
MMG	2,000,000	2/1/2018	10%	1,918,724	1,255,111	725,107	-
AKM	5,000,000	5/30/2019	10%	-	-	-	-
SCHC	5,000,000	7/21/2019	10%	3,079,916	3,079,916	50,000	-
BAHA	250,000	7/22/2021	10%	1,171,526	1,171,526	-
	$23,250,000			$12,362,156	$11,698,543	$780,107	$-

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions and estimates. In addition, judgments, assumptions and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

New Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, and must reflect the facts that there are resource constraints and that the benefits of controls have to be considered relative to their costs. The inherent limitations in internal control over financial reporting include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. In addition, over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of our business, we from time to time become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs, but we are not currently a party to any lawsuit or proceeding which, in the opinion of management, is expected to individually or in the aggregate have a material adverse effect on us or our business. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See Note 8 to the accompanying condensed consolidated financial statements for additional comments.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017 (available at www.sec.gov). The risks disclosed in such Annual Report and in this Report could materially adversely affect our business, financial condition, cash flows or results of operations. While we believe there have been no material changes in our risk factors from those disclosed in the Annual Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are either incorporated by reference into this Report or filed or furnished with this report, as indicated below.

Exhibit No.	Description

10.1*	Securities Purchase Agreement dated between Apollo Medical Holdings, Inc. and Alliance Apex, LLC (filed as an exhibit to a Current Report on Form 8-K on April 5, 2017).

10.2*	Fourth Amendment to Registration Rights Agreement between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated as of April 26, 2017 (filed as an exhibit to a Current Report on Form 8-K on April 28, 2017).

10.3*	Amendment No. 1 to Management Services Agreement dated as of January 1, 2017 by and between Pulmonary Critical Care Management, Inc., an indirect wholly-owned subsidiary of Apollo Medical Holdings, Inc., and Los Angeles Lung Center, a California Medical Corporation (filed as an exhibit to a Current Report on Form 8-K on May 23, 2017).

10.4*	Amendment No. 2 to Management Services Agreement dated as of March 24, 2017 by and between Pulmonary Critical Care Management, Inc., an indirect wholly-owned subsidiary of Apollo Medical Holdings, Inc., and Los Angeles Lung Center, a California Medical Corporation (filed as an exhibit to a Current Report on Form 8-K on May 23, 2017).

10.5*	Amendment No. 1 to Management Services Agreement dated as of January 1, 2017 by and between Verdugo Medical Management, Inc., an indirect wholly-owned subsidiary of Apollo Medical Holdings, Inc., and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed as an exhibit to a Current Report on Form 8-K on May 23, 2017).

10.6*	Amendment No. 2 to Management Services Agreement dated as of March 24, 2017 by and between Verdugo Medical Management, Inc., an indirect wholly-owned subsidiary of Apollo Medical Holdings, Inc., and Eli E. Hendel, M.D., a Medical Corporation, a California Medical Corporation (filed as an exhibit to a Current Report on Form 8-K on May 23, 2017).

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32***	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the respective exhibit of this Report.

**	Filed herewith.

***	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 14, 2017	By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

