Form 10-Q
period 2017-09-30
Apollo Medical Holdings, Inc.
filed 2017-11-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 08, 2017, there were 6,033,495 shares of common stock, $.001 par value per share, issued and outstanding.

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

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about the proposed Merger (defined below), the benefits of the proposed Merger, our post-Merger business, financial condition, operating results, plans, objectives, expectations and intentions, the expected timing of completion of the Merger, any projections of earnings, revenue or other financial items, such as our projected capitation from CMS; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services, developments, mergers or acquisitions, including the proposed Merger (defined below); any statements regarding management's view of future expectations, plans and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations and certain assumptions of the Company’s management. Some or all of such beliefs, expectations and assumptions may not materialize or may vary significantly from actual results. We further caution that such statements are qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially, or otherwise, from those in the forward-looking statements in this Report.

Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this report and are subject to change. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking statement, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and significant risks and uncertainties that could cause actual condition, outcomes and results to differ materially from those indicated by such statements, including, without limitation, the risk factors discussed in this Report, in our Annual Report on Form 10-K for the year ended March 31, 2017 filed on June 29, 2017, and in the Registration Statement Amendment No. 2 on Form S-4/A filed by us and Network Medical Management, Inc. on November 9, 2017. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to raise capital as equity or debt to finance our ongoing operations and new acquisitions, for liquidity, or otherwise;

•	our ability to retain key individuals, including our Chief Executive Officer, Warren Hosseinion, M.D., and other members of senior management;

•	the impact of rigorous competition in the healthcare industry generally;

•	the uncertainty regarding the adequacy of our liquidity to pursue our business objectives;

•	the fluctuations in the market value of our common stock;

•	the impact on our business, if any, as a result of changes in the way market share is measured by third parties;

•	our dependence on a few key payors;

•	whether or not we receive an “all or nothing” annual payment from the CMS in connection with our participation in the Medicare Shared Savings Program (the “MSSP”);

•	the success of our focus on our next generation accountable care organization (“NGACO”), to which we have devoted, and intend to continue to devote, considerable effort and resources, financial and otherwise, including whether we can manage medical costs for patients assigned to us within the capitation received from CMS and whether we can continue to participate in the All-Inclusive Population-Based Payment (“AIPBP”) Mechanism of the NGACO Model as payments thereunder represent a significant part of our total revenues;

•	changes in federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the overall success of our acquisition strategy in locating and acquiring new businesses, and the integration of any acquired businesses with our existing operations;

•	any adverse development in general market, business, economic, labor, regulatory and political conditions;

•	changing rules and regulations regarding reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue;

•	any outbreak or escalation of acts of terrorism or natural disasters;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	industry-wide market factors, laws, regulations and other developments affecting our industry in general and our operations in particular, including the impact of any change to applicable laws and regulations relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, licensing and healthcare reform;

•	general economic uncertainty;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting literature or accounting interpretations;

•	the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new or revised federal and state healthcare laws, such as the Patient Protection and Affordable Care Act (the “ACA”), the rules and regulations promulgated thereunder, any executive or regulatory action with respect thereto and any changes with respect to any of the foregoing by legislative bodies (including the 115th United States Congress), including any possible repeal thereof;

•	risks related to our ability to consummate the pending merger (the “Merger”) with Network Medical Management, Inc. (“NMM”) and, if the proposed Merger is consummated, successfully integrate our operations with those of NMM; including (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or affect the timing or ability to complete the proposed Merger as contemplated, such as the inability to complete the proposed Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the closing of the proposed Merger or for any other reason or the occurrence of any legal or regulatory proceedings or other matters that affect the timing or ability to complete the Merger as contemplated; (ii) the effects of the proposed Merger on our current plans, operations, financial results and business relationships, including any disruption from the Merger or the termination of the Merger Agreement on our current plans, operations and business relationships; (iii) diversion of management time on issues related to the proposed Merger; (iv) the amount of costs, fees, expenses, impairments and charges related to the proposed Merger; (v) the risk that the businesses of NMM and the Company will not be integrated successfully, or that the integration will be more costly or more time consuming and complex than anticipated; (vi) the risk that synergies anticipated to be realized from the proposed Merger may not be fully realized or may take longer to realize than expected; and (vii) the uncertainty regarding the adequacy of the post-Merger combined company’s liquidity to pursue its business objectives; and

•	general inefficiencies of trading on junior markets or quotations systems, including the need to comply on a state-by-state basis with state “blue sky” securities laws for the resale of our common stock currently quoted on OTC Pink, and the uncertainty related to our application for listing of our common stock on the NASDAQ Global Market effective as of the closing of the Merger as no assurance can be given that we can meet the listing requirements for the NASDAQ Global Market, including at the closing of the Merger, or that our application will ever be approved.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the section entitled “Risk Factors,” beginning on page 39 of this Quarterly Report on Form 10-Q, the section entitled “Risk Factors,” beginning on page 28 of our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2017, and the section entitled “Risk Factors,” beginning on page 44 of the Registration Statement Amendment No. 2 on Form S-4/A filed with the SEC by us and NMM on November 9, 2017. In light of the foregoing, investors are advised to carefully read this Report in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2017	2017

ASSETS
Cash and cash equivalents	$30,203,773	$8,664,211
Accounts receivable, net of allowance for doubtful accounts of $381,019 and $475,080, respectively	4,857,136	5,506,472
Other receivables	372,334	464,085
Due from affiliates	-	18,314
Prepaid expenses and other current assets	298,477	269,168
Total current assets	35,731,720	14,922,250

Property and equipment, net	1,121,632	1,205,139
Restricted cash	745,176	765,058
Intangible assets, net	1,732,984	1,904,269
Goodwill	1,622,483	1,622,483
Other assets	219,174	225,358
TOTAL ASSETS	$41,173,169	$20,644,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$7,042,043	$7,883,373
Medical liabilities	30,694,173	1,768,231
Convertible note payable, net of debt issuance cost of $53,667 and $161,000, respectively	4,936,333	4,829,000
Lines of credit	25,000	62,500
Total current liabilities	42,697,549	14,543,104

Note payable – related party	5,000,000	5,000,000
Deferred rent liability	683,504	747,418
Deferred tax liability	83,666	83,667
TOTAL LIABILITIES	48,464,719	20,374,189

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and outstanding Liquidation preference of $9,999,999	7,077,778	7,077,778
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock) 555,555 issued and outstanding Liquidation preference of $4,999,995	3,884,745	3,884,745
Common stock, par value $0.001; 100,000,000 shares authorized; 6,052,518 and 6,033,518 shares issued and outstanding, respectively	6,053	6,033
Additional paid-in capital	26,836,238	26,331,948
Accumulated deficit	(45,148,985)	(37,654,381)
Stockholders’ deficit attributable to Apollo Medical Holdings, Inc.	(7,344,171)	(353,877)
Non-controlling interest	52,621	624,245
Total stockholders’ (deficit) equity	(7,291,550)	270,368
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$41,173,169	$20,644,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net revenues	$40,483,346	$14,622,656	$82,058,826	$26,994,329

Costs and expenses
Cost of services	39,096,618	12,171,183	79,336,260	22,304,188
General and administrative	5,345,742	4,455,329	10,234,926	8,291,804
Depreciation and amortization	155,937	170,555	311,204	335,213

Total costs and expenses	44,598,297	16,797,067	89,882,390	30,931,205

Loss from operations	(4,114,951)	(2,174,411)	(7,823,564)	(3,936,876)

Other (expense) income
Interest expense	(199,662)	(3,054)	(392,651)	(5,713)
Gain (loss) on change in fair value of warrant liabilities	-	511,111	-	1,333,333
Other income (expense)	54,635	10,560	93,295	12,531

Total other income (expense), net	(145,027)	518,617	(299,356)	1,340,151

Loss before benefit from income taxes	(4,259,978)	(1,655,794)	(8,122,920)	(2,596,725)

Benefit from income taxes	(26,858)	(185,040)	(56,692)	(226,593)

Net loss	$(4,233,120)	$(1,470,754)	$(8,066,228)	$(2,370,132)

Net (income) loss attributable to non-controlling interest	350,382	112,345	571,624	(303,534)

Net loss attributable to Apollo Medical Holdings, Inc.	$(3,882,738)	$(1,358,409)	$(7,494,604)	$(2,673,666)

Net loss per share:
Basic and diluted	$(0.64)	$(0.23)	$(1.24)	$(0.45)

Weighted average number of shares of common stock outstanding:
Basic and diluted	6,035,159	6,024,605	6,034,343	5,970,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,066,228)	$(2,370,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts, net of recoveries	90,037	69,633
Loss on disposal of property and equipment	-	6,185
Depreciation and amortization expense	311,204	335,213
Stock-based compensation expense	418,810	493,758
Amortization of deferred financing costs	107,333	37,926
Gain on change in fair value of warrant liabilities	-	(1,333,333)
Changes in assets and liabilities:
Restricted cash	19,882	-
Accounts receivable	559,299	(1,254,806)
Other receivables	91,750	290,272
Due from affiliates	18,314	453
Prepaid expenses and other current assets	(29,309)	(136,450)
Other assets	6,184	(5,537
Accounts payable and accrued liabilities	(841,330)	(27,596)
Deferred rent liability	(63,914)	90,498
Medical liabilities	28,925,942	(601,317)
Net cash provided by (used in) operating activities	21,547,974	(4,405,233)

Cash flows from investing activities:
Property and equipment acquired	(56,412)	(205,775)
Net cash used in investing activities	(56,412)	(205,775)

Cash flows from financing activities:
Proceeds from lines of credit	-	75,000
Principal payments on lines of credit	(37,500)	(62,500)
Distributions to non-controlling interest shareholder	-	(1,050,000)
Proceeds from the exercise of warrants/options	85,500	172,000
Net cash provided by (used in) financing activities	48,000	(865,500)

Net change in cash and cash equivalents	21,539,562	(5,476,508)
Cash and cash equivalents, beginning of period	8,664,211	9,270,010

Cash and cash equivalents, end of period	$30,203,773	$3,793,502

Supplementary disclosures of cash flow information:

Interest paid	$872	$10,199
Income taxes paid	$17,700	$16,400

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

ApolloMed also has a controlling interest in ApolloMed ACO, which participates in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. Revenues earned by ApolloMed ACO are uncertain, and, if such amounts are payable by the Centers for Medicare & Medicaid Services (“CMS”), they will be paid on an annual basis significantly after the time earned (which may take several years), and are contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received. CMS determined that the Company did not meet the minimum savings threshold in performance year 2015 and 2016 and therefore shall not receive the “all or nothing” annual shared savings payment in fiscal years 2017 and 2018.

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

During fiscal year 2016, the Company combined the operations of AKM into those of MMG.

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

On March 30, 2017, NMM, the Company and other relevant parties entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment No. 1”) to exclude, for purposes of calculating the Exchange Ratio, from “Parent Shares” (as defined in the Merger Agreement) 499,000 shares of Common Stock issued or issuable pursuant to a securities purchase agreement dated as of March 30, 2017, between the Company and Alliance Apex, LLC. As part the Merger Agreement Amendment, the merger consideration to be paid by the Company to NMM was amended to include warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share in the closing of the proposed Merger. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), with respect to the proposed Merger expired on July 7, 2017. The expiration of the HSR waiting period satisfies a condition to the closing of Merger. Consummation of the Merger, which remains subject to other conditions described in the Merger Agreement, including approval by stockholders of the Company and the shareholders of NMM, is expected to take place in the second half of calendar year 2017. On August 10, 2017, NMM and the Company filed a registration statement on form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed Merger. On October 17, 2017, the Company entered into a second amendment to the Merger Agreement (the “Merger Agreement Amendment No. 2”) (see Note 10 “Subsequent Events” below). The Merger Agreement Amendment No. 2 extended the “End Date” (as defined in the Merger Agreement) to March 31, 2018. Furthermore, pursuant to the Merger Agreement Amendment No. 2, upon consummation of the Merger (and assuming there will be no NMM dissenting shareholder interests as of the effective time of the Merger), in addition to receive such number of shares of Common Stock that represents 82% of the total issued and outstanding shares of Common Stock immediately following the consummation of the Merger and warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share, NMM shareholders will be entitled to receive at the closing of the Merger an aggregate of 2,566,666 shares of Common Stock and warrants to purchase an aggregate of 900,000 shares of Common Stock exercisable at $10.00 per share. Pursuant to the Merger Agreement Amendment No. 2, NMM also agreed to provide an additional $4,000,000 working capital loan to the Company as evidenced by a promissory note in the principal amount of $9,000,000, which replaces the NMM Note in the principal amount of $5,000,000 (see Note 7 “Debt - Restated NMM Note” below) and is convertible into shares of Common Stock at a conversion price of $10.00 per share (subject to adjustment for stock splits, dividends, recapitalizations and the like) within 10 business days prior to maturity.

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

On January 18, 2017, CMS announced that APAACO, which is owned 50% by ApolloMed and 50% by NMM, has been approved to participate in CMS’ Next Generation ACO Model (the “NGACO Model”). The NGACO Model is a new CMS program that builds upon previous ACO programs. Through this new model, CMS will partner with APAACO and other accountable care organizations (“ACOs”) experienced in coordinating care for populations of patients and whose provider groups are willing to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model. The NGACO program began on January 1, 2017. AMM, one of the Company’s wholly-owned subsidiaries, has a long-term management services agreement with APAACO. APAACO is consolidated as a variable interest entity by AMM as it was determined that AMM is the primary beneficiary of APAACO.

There are different levels of financial risk and reward that an ACO may select, and the extent of risk and reward may be limited on a percentage basis. The NGACO Model offers two risk arrangement options. In Arrangement A, the ACO takes 80% of Medicare Part A and Part B risk. In Arrangement B, the ACO takes 100% of Medicare Part A and Part B risk. Under each risk arrangement, the ACO can cap aggregate savings and losses anywhere between 5% to 15%. The cap is elected annually by the ACO. APAACO has opted for Risk Arrangement A and a shared savings and losses cap of 5%.

The NGACO Model offers four payment mechanisms:

•	Payment Mechanism #1: Normal Fee For Service (“FFS”).
•	Payment Mechanism #2: Normal FFS plus Infrastructure payments of $6 Per Beneficiary Per Month (“PBPM”).
•	Payment Mechanism #3: Population-Based Payments (“PBP”). PBP payments provide ACOs with a monthly payment to support ongoing ACO activities. ACO participants and preferred providers must agree to percentage payment fee reductions, which are then used to estimate a monthly PBP payment to be received by the ACO.
•	Payment Mechanism #4: All-Inclusive Population-Based Payment (“AIPBP”). Under this mechanism, CMS will estimate the total annual expenditures of the ACO’s aligned beneficiaries and pay that projected amount in PBPM payments. ACOs in AIPBP may have alternative compensation arrangements with their providers, including 100% FFS, discounted FFS, capitation or case rates.

APAACO began operations on January 1, 2017. APAACO opted for, and was approved by CMS effective on April 1, 2017 to participate in, the AIPBP track, which is the most advanced risk-taking payment model. APAACO is the only ACO that in the United States is participating in the AIPBP track, out of 44 ACOs approved for the NGACO Model. Under the AIPBP track, CMS will estimate the total annual expenditures for APAACO's patients and then pay that projected amount to APAACO in a per-beneficiary, per-month payment. APAACO will then be responsible for paying all Part A and Part B costs for in-network participating providers and preferred providers with whom it has contracted.

In connection with the approval by CMS for APAACO to participate in the NGACO Model, CMS and APAACO have entered into a NGACO Model Participation Agreement (the “Participation Agreement”), which was last modified on December 15, 2016. The term of the Participation Agreement is for two performance years, from January 1, 2017 through December 31, 2018. CMS may offer to renew the Participation Agreement for an additional term of two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein. Under the NGACO Model, CMS grants to APAACO a pool of patients to manage (direct care and pay providers) based on a budget negotiated with CMS. APAACO is responsible to manage medical costs for these patients to receive services from doctors and medical service providers as influenced by the Company. The Company earns revenues based on the negotiated contract terms with in-network providers. The Company’s profits or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. The Company receives capitation from CMS on a monthly basis. Based on the Company’s efficiency or lack thereof, the Company’s profits/losses on providing such services are capped with CMS. The Company records the receipts from CMS as revenue as the Company is primarily responsible and liable for managing the costs incurred by the patients and to satisfy all provider obligations, assuming the credit risk through the arrangement with CMS, and controlling the funds, the services provided and the process by which the providers are ultimately paid. In October 2017, CMS notified APAACO that it has not been renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance by APAACO. APAACO does not believe the allegations by CMS of performance deficiencies are valid or justify the CMS non-renewal determination and is in discussions with CMS regarding possible reversal of such determination. On November 9, 2017, APAACO submitted a request for reconsideration to CMS. If APAACO is not successful in convincing CMS to reverse its decision then the payment mechanism under the NGACO Model would default to traditional FFS. This would result in the loss in monthly revenues and cash flow currently being generated by APAACO, currently at a rate of approximately $9.3 million per month, and would thus have a material adverse effect on ApolloMed’s future revenues and potential cash flow.

AMM has entered into a long-term Master Services Agreement with APAACO (the “APAACO MSA”). Under the APAACO MSA, AMM provides APAACO with care coordination, data analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare FFS beneficiaries. APAACO employs local operations and clinical staff to drive physician engagement and care coordination improvements.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a net loss of approximately $8.1 million during the six months ended September 30, 2017, and, as of September 30, 2017, has a net working capital deficit of approximately $7.0 million and an accumulated deficit of approximately $45.1 million. The primary source of liquidity as of September 30, 2017 is cash and cash equivalents of approximately $30.2 million, which includes the capitation payments received from CMS, all or most of which will be used to pay the corresponding fee for service claims liability in future months.

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

The Company’s ability to continue as a going concern also depends, in significant part, on its ability to obtain the necessary financing to meet its obligations and pay the Company’s obligations arising from normal business operations as they come due. To date, the Company has funded the Company’s operations from a combination of internally generated cash flow and external sources, including the proceeds from the issuance of equity and/or debt securities. The Company is substantially dependent upon the consummation of the Merger to meet the Company’s liquidity requirements. The Company is currently exploring sources of additional funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its securities. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. The Company’s current sources of revenues are insufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Thus, until the Company can generate sufficient cash flows to fund operations, the Company remains substantially dependent on raising additional capital through debt and/or equity transactions. There is no assurance that the proposed Merger will take place, or that any such additional financing will be available on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at March 31, 2017, has been derived from audited consolidated financial statements. The unaudited condensed consolidated financial statements as of September 30, 2017 and for the six months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 29, 2017. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made in the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of Apollo Medical Holdings, Inc. and all its wholly and majority owned subsidiaries as well as all variable interest entities where it is the primary beneficiary, including physician practice corporations (“PPCs”) managed by a subsidiary of the Company under long-term management services agreements (“MSAs”), under which the subsidiary provides and performs all non-medical management and administrative services. Through the MSAs, the Company generally has exclusive authority over all non-medical decision making related to the ongoing business operations of the PPCs. Therefore, the Company typically consolidates the revenue and expenses of a PPC from the date of execution of the applicable MSA. Each MSA typically has a term from 10 to 20 years and is not terminable by the respective PPC (except for a limited number of situations such as material breach by or bankruptcy of the other party). Because, as explained in Note 1, effective on January 1, 2017, the Company no longer holds an explicit or implicit variable interest in LALC and Hendel, the two PPCs are not consolidated as of such date. All intercompany balances and transactions have been eliminated.

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

Under full risk capitation contracts, an affiliated hospital enters into agreements with several HMOs, pursuant to which, the affiliated hospital provides hospital, medical, and other healthcare services to enrollees under a fixed capitation arrangement (“Capitation Arrangement”). In addition, under a risk pool sharing agreement, the affiliated hospital and a medical group agree to establish a Hospital Control Program to serve the enrollees, pursuant to which, the medical group is allocated a percentage of the profit or loss, after deductions for costs to the affiliated hospital. The Company typically participates in full risk programs under the terms of a PSA, with health plans whereby the Company is wholly liable for the deficits allocated to the medical group under the arrangement. The related liability is included in medical liabilities in the accompanying consolidated balance sheets as of September 30, 2017 and March 31, 2017. See “Medical Liabilities” below.

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

Hospitalist Agreements

During fiscal year 2017, the Company entered into several hospitalist agreements with hospitals, whereby the Company earns a stipend fee plus a fee based on an agreed percentage of fee-for-service collections. The fee is recorded at an amount net of the portion owed to the hospitals (the Company collects all fees on behalf of the hospitals). The fee revenue is further reduced by a portion subject to quality metrics which is only recorded as revenue upon the Company meeting these metrics. The Company considered the indicators of gross revenue and net revenue reporting under ASC 605-45-45, “Revenue Recognition: Principal Agent Considerations” and determined that revenue from this arrangement is recorded at net.

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

In October 2017, CMS notified APAACO that it has not been renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance by APAACO. APAACO does not believe the allegations by CMS of performance deficiencies are valid or justify the CMS non-renewal determination and is in discussions with CMS regarding possible reversal of such determination. On November 9, 2017, APAACO submitted a request for reconsideration to CMS. If APAACO is not successful in convincing CMS to reverse its decision then the payment mechanism under the NGACO Model would default to traditional FFS. This would result in the loss in monthly revenues and cash flow currently being generated by APAACO, currently at a rate of approximately $9.3 million per month, and would thus have a material adverse effect on ApolloMed’s future revenues and potential cash flow.

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

Concentrations

Major payors that contributed the following percentage of net revenue of the Company included:

	Three Months Ended September 30,				Six Months Ended September 30,
	2017		2016		2017		2016
Governmental - Medicare/Medi-Cal	73%		21.9%		72.5%		22.6%
L.A Care	*	%	*	%	*	%	11.9%
Allied Physicians	*	%	*	%	*	%	11.3%

* Represents less than 10%

Receivables from major payors amounted to the following percentage of total accounts receivable:

	September 30, 2017	March 31, 2017
Governmental - Medicare/Medi-Cal	24.3%	20.5%
Allied Physicians	12.5%	12.8%

The increase in government revenue is due to APAACO’s new NGACO contract with CMS of approximately $55.7 million that went into effect in the first quarter of fiscal year 2018.

The Company maintains its cash and cash equivalents and restricted cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties. Approximately $32.9 million was in excess of the Federal Deposit Insurance Corporation limits of $250,000 per depositor as of September 30, 2017.

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

The Company’s medical liabilities were as follows:

	Six Months Ended September 30, 2017	Year Ended March 31, 2017
Balance, beginning of period	$1,768,231	$2,670,709
Incurred health care costs:
Current year	60,445,600	10,365,502
Claims paid:
Current year	(30,685,463)	(8,524,215)
Prior years	(1,829,866)	(1,881,869)
Total claims paid	(32,515,329)	(10,406,084)
Risk pool settlement	-	814,733
Accrual for net surplus (deficit) from full risk capitation contracts	995,671	(1,676,629)

Balance, end of period	$30,694,173	$1,768,231

Deferred Financing Costs

The Company’s costs relating to debt issuance have been deferred and are amortized over the lives of the respective loans, using the effective interest method and is recorded as interest expense in the condensed consolidated statements of operations.

During the six months ended September 30, 2017 and 2016, the Company’s amortization of debt issuance costs amounted to approximately $107,000 and $38,000, respectively.

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

Warrant liabilities

In October 2015, the Company issued a stock purchase warrant (the “Series A Warrant”) to NMM in connection with its purchase of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) (see Note 6), which initially required liability classification. The fair value of the warrant liabilities of approximately $2.8 million at March 31, 2016, was estimated using the Monte Carlo valuation model, using the following inputs: term of 4.5 years, risk free rate of 1.13%, no dividends, volatility of 65.7%, share price of $5.93 per share based on the trading price of the Company’s common stock adjusted for marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of the Series A Preferred Stock issued to NMM in October 2015. The fair value of the warrant liabilities of approximately $1.5 million as of September 30, 2016, was estimated using the Monte Carlo valuation model which used the following inputs: term of 4.04 years, risk free rate of 0.99%, no dividends, volatility of 61.7%, share price of $4.50 per share based on the trading price of the Company’s common stock adjusted for a marketability discount. As of September 30, 2017 and March 31, 2017, the Company’s outstanding warrants did not require liability classification.

There was no financial instrument measured at fair value on a recurring basis as of September 30, 2017 and March 31, 2017.

There was no Level 3 input measured on a recurring basis in the three months ended September 30, 2017. The following summarizes activity of Level 3 inputs measured on a recurring basis in the six months ended September 30, 2016:

Warrant Liability

Balance at March 31, 2016	$2,811,111
Gain on change in fair value of warrant liabilities	(1,333,333)
Balance at September 30, 2016	$1,477,778

The gain on change in fair value of the warrant liabilities of $1,333,333 for the six months ended September 30, 2016 is included in the accompanying condensed consolidated statement of operations. As there was no warrant liability at either March 31, 2017 or September 30, 2017, there is no change in the fair value of warrant liabilities for the six months ended September 30, 2017.

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

The following table sets forth the approximate number of shares excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Preferred Stock	1,666,666	1,666,666	1,666,666	1,666,666
Options	1,019,850	487,500	1,099,850	527,500
Warrants	169,500	104,500	1,295,611	114,500
Convertible Notes	514,093	-	514,093	-
	3,370,109	2,258,666	4,576,220	2,308,666

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Company on April 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations, cash flows and financial statement disclosures.

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

These ASUs will become effective for the Company on April 1, 2018. The Company currently anticipates adopting the standard using the modified retrospective method. The Company has begun the process of implementing this standard, including performing a review of its revenue streams to identify any differences in the timing, measurement, or presentation of revenue recognition. The Company currently believes that the primary impact will be changes to the timing of recognition of revenues related to fee-for-service and enhanced financial statement disclosures. The Company will continue to assess the impact on all areas of its revenue recognition, disclosure requirements and changes that may be necessary to its internal controls over financial reporting.

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

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-17 will become effective for the Company on April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements.

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

3.	Intangible Assets

Intangible assets, net consisted of the following:

	Weighted	Gross		Net
	Average	September 30,	Accumulated	September 30,
	Life (Yrs.)	2017	Amortization	2017
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000

Amortized Intangible Assets:
Acquired Technology	5	1,312,500	(393,750)	918,750
Network Relationships	5	220,000	(139,333)	80,667
Trade Name	5	102,000	(72,433)	29,567
		$2,338,500	$(605,516)	$1,732,984

	Weighted	Gross		Net
	Average	March 31,	Accumulated	March 31,
	Life (Yrs.)	2017	Amortization	2017
Indefinite Lived Assets:
Medicare License	N/A	$704,000	$-	$704,000

Amortized Intangible Assets:
Acquired Technology	5	1,312,500	(262,500)	1,050,000
Network Relationships	5	220,000	(117,331)	102,669
Trade Name	5	102,000	(54,400)	47,600
		$2,338,500	$(434,231)	$1,904,269

The amortization expense for the six months ended September 30, 2017 and 2016 was approximately $171,000 and $190,000, respectively. The amortization for the three months ended September 30, 2017 and 2016 was approximately $82,000 and $95,000, respectively.

The following table summarizes the approximate expected future amortization expense as of September 30, 2017 of definite-lived intangible assets for each for the four fiscal years ending March 31 thereafter:

2018 (remaining 6 months)	$163,000
2019	327,000
2020	284,000
2021	254,984
$1,028,984

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	March 31,
	2017	2017
Accounts payable	$2,165,151	$3,569,011
Accrued compensation	3,649,166	2,860,340
Income taxes payable	391	20,827
Accrued interest	338,604	54,158
Accrued professional fees	888,731	1,379,037
	$7,042,043	$7,883,373

5.	Income Taxes

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

Due to overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets as of September 30, 2017 and March 31, 2017.

The Company’s effective tax rate for the three and six months ended September 30, 2017 differed from the U.S. federal statutory rate primarily due to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses and the exclusion of loss entities from the Company’s overall estimated annual effective rate calculation under guidance from ASC 740-270-30-26a.

As of September 30, 2017 and March 31, 2017, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Common Stock Issuance

During the three months ended September 30, 2017, the Company received warrant exercise notices and proceeds with respect to 19,000 shares of Common Stock. The number of shares of Common Stock that are issued and outstanding as of September 30 and March 31, 2017 is 6,052,518 and 6,033,518, respectively. Common Stock is currently quoted on OTC Pink and traded under the symbol “AMEH.” The Company has applied for listing of its common stock on the NASDAQ Global Market effective as of the closing of the Merger. No assurance can be given that ApolloMed can meet the listing requirements for the NASDAQ Global Market, including at the closing of the Merger, or that ApolloMed’s application will ever be approved.

Equity Incentive Plans

On December 15, 2015, the Company’s Board of Directors (the “Board”) approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of Common Stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Equity Incentive Plan and 2013 Equity Incentive Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by the Company’s stockholders at the 2016 Annual Meeting of Stockholders that was held on September 14, 2016. As of September 30, 2017, there were approximately 941,000 shares available for future grants under the 2015 Plan. As of September 30, 2017, there were no shares available for future grants under the 2010 and 2013 Equity Incentive Plans. In May 2017, the Company filed an application with the California Department of Business Oversight (“DBO”), seeking qualification of securities issued under its 2010 and 2015 Equity Incentive Plans under California securities laws. On November 1, 2017, the DBO approved the Company’s qualification application, which qualification will continue to be effective until November 1, 2018.

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

Stock option activity for the six months ended September 30, 2017 is summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Life (Years)	Weighted Average Per Share Intrinsic Value
Balance, March 31, 2017	1,165,350	$4.24	6.64	$4.86
Granted	80,000	9.71	-	-
Exercised	-	-	-	-
Cancelled/expired	(33,000)	9.62	-	-
Balance, September 30, 2017	1,212,350	$4.42	6.36	$5.35
Vested, September 30, 2017	1,040,840	$4.04	5.92	$5.74

As of September 30, 2017, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s three Equity Incentive Plans was approximately $616,000 and the weighted-average period of years expected to recognize those costs was 1.6 years, which included stock options granted to our executive officers in April 2017 that have subsequently been deemed void and are currently planned to be cancelled without payment by the Company. Until the options are formally cancelled, the Company will continue to accrue compensation cost. The compensation cost with respect to the April 2017 stock options for the six months ended September 30, 2017 was approximately $143,000. None of such stock options have been exercised.

Stock-based compensation expense related to common stock option awards is recognized over their respective vesting periods and was included in the accompanying condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense:
Cost of services	$-	$1,227	$-	$2,454
General and administrative	195,244	244,814	418,810	491,304
	$195,244	$246,041	$418,810	$493,758

Warrants

Warrants consisted of the following for the six months ended September 30, 2017:

	Weighted Average Per Share
	Intrinsic	Number of
	Value	Warrants
Outstanding at March 31, 2017	$4.68	1,970,166
Granted	-	-
Exercised	5.09	(19,000)
Cancelled	-	-
Outstanding at September 30, 2017	$1.34	1,951,166

			Weighted		Weighted
			Average		Average
Exercise Price Per	Warrants		Remaining	Warrants	Exercise Price Per
Share	Outstanding		Contractual Life	Exercisable	Share

$4.00-$5.00	169,500	[1]	0.39	169,500	4.46
$9.00-$10.00	1,781,666	[2]	3.04	1,781,666	9.37

$4.00-$10.00	1,951,166		2.81	1,951,166	$8.94

[1] Such warrants outstanding as of September 30, 2017 comprise warrants issued in October 2009 in connection with the Company’s 10% Senior Subordinated Callable Convertible Notes and warrants issued in January 2013 in connection with the Company’s 9% Senior Subordinated Callable Convertible Promissory Notes. The 2009 warrants have expired as of the date of this Quarterly Report on Form 10-Q. The 2013 warrants may be exercised at an exercise price of $4.50 per share at any time until the end of January 2018. In addition, in November, 2016, in connection with the acquisition of BAHA, the Company issued to Scott Enderby, D.O., a warrant to purchase 24,000 shares of Common Stock at an exercise price of $4.50 per share.

[2] In July 2014, in connection with the acquisition of SCHC, the Company issued to Stanley Lau, M.D., and Yih Jen Kok, M.D., warrants to purchase up to 100,000 shares of Common Stock (on a post stock-split basis) at an exercise price of $10.00 per share exercisable until July 21, 2018. In February 2015, in consideration of services rendered to the Company, the Company issued to RedChip Companies, Inc. a warrant to purchase up to 10,000 shares of Common Stock (on a post stock-split basis) at an exercise price of $9.00 per share exercisable until February 20, 2018. In connection with NMM’s investments in the Company, in October, 2015 and March 2016, respectively, the Company issued to NMM a stock purchase warrant (the “Series A Warrant”) to purchase up to 1,111,111 shares of Common Stock at an exercise price of $9.00 per share, and a stock purchase warrant (the “Series B Warrant”) to purchase up to 555,555 shares of Common Stock at an exercise price of $10.00 per share. In November, 2016, in connection with a promissory note issued to Liviu Chindris, M.D., which the Company has repaid in full, the Company issued to Dr. Chindris a warrant to purchase up to 5,000 shares of Common Stock at an exercise price of $9.00 per share.

During the second quarter of fiscal year 2018, the Company received notices for, and proceeds of approximately $85,000 from, the exercise of warrants to purchase to 19,000 shares of Common Stock. In addition, during September 2017, the Company received notices for the exercise of warrants to purchase 21,000 shares of Common Stock for approximately $94,500. The Company, however, had not received proceeds from such exercise, and as a result, the related shares were not recorded as issued and outstanding.

Authorized Stock

As of September 30, 2017, the Company was authorized to issue up to 100,000,000 shares of Common Stock and 5,000,000 shares of its preferred stock.

The number of shares of Series A Preferred Stock and Series B Preferred Stock that are issued and outstanding as of September 30, 2017 is 1,111,111 and 555,555, respectively. The number of shares of Common Stock that are issued and outstanding as of September 30, 2017 is 6,052,518.

The Company is required to reserve and keep available out of the authorized but unissued shares of Common Stock such number of shares sufficient to affect the conversion of all outstanding preferred stock, the exercise of all outstanding warrants exercisable into shares of Common Stock, the conversion of all outstanding notes and accrued interest into shares of Common Stock, and shares granted and available for grant as stock options under the Company’s Equity Incentive Plans. The number of shares of Common Stock reserved for these purposes is as follows as of September 30, 2017:

For warrants outstanding	1,951,166
For stock options outstanding	1,212,350
For debt outstanding and accrued interest	514,093
For preferred stock issued and outstanding	1,666,666

Total	5,344,275

7.	Debt

Standby Letters of Credit and Lines of Credit

In January 2013, City National Bank (“CNB”) provided to MMG an irrevocable standby letter of credit for $10,000, which was increased to $500,000 in November, 2014. Such letter of credit renews automatically every 5 months. In December 2016, CNB provided to MMG another irrevocable standby letter of credit for $235,000, which expires December 31, 2017. In March 2017, APAACO established an irrevocable standby letter of credit with a financial institution for $6,699,329 for the benefit of CMS, which expires on December 31, 2018 and will be automatically extended without amendment for additional one-year periods, unless terminated by the institution prior to 90 days from the expiration date. The standby letters of credit are typically collateralized by cash deposits, which are included in restricted cash in the amount of $745,176 and $765,058 on the consolidated balance sheets as of September 30, 2017 and March 31, 2017, respectively.

BAHA has a line of credit of $150,000 with First Republic Bank. Borrowings thereunder bear interest at the prime rate (as defined) plus 3.0% (7.25% and 7.0% per annum at September 30, 2017 and March 31, 2017, respectively). The Company has an outstanding balance of $25,000 and $62,500 as of September 30, 2017 and March 31, 2017, respectively. The line of credit is unsecured.

Restated NMM Note (Related Party)

In connection with the proposed Merger, on January 3, 2017, the Company issued a promissory note to NMM in the amount of $5,000,000 (the “NMM Note”). Interest was due quarterly at the rate of prime plus 1% (or 5.25% at September 30, 2017), with the entire principal balance being due on January 3, 2019. In the event of default, as defined, all unpaid principal and interest will become due and payable.

In connection with the Merger Agreement Amendment No. 2 (see Note 1 “Overview” above and Note 10 “Subsequent Events” below), on October 17, 2017, the original NMM Note was amended and restated (the “Restated NMM Note”) to include, among others, (i) an additional $4,000,000 to be used for working capital, (ii) an extension of the maturity date to the earlier of (A) March 31, 2019 or (B) 12 months after the date the Merger Agreement is terminated (the “Restated NMM Note Maturity Date”), (iii) the increase in the principal amount of the Restated NMM Note to $13,990,000 if the Company fails to pay the Amended Alliance Note (see “Amended Alliance Note” below), in which case NMM will either pay all amounts owed under the Amended Alliance Note or enter into another agreement with Alliance (such that in either case the Amended Alliance Note is cancelled), and (iv) a conversion feature allowing the Restated NMM Note to be converted into shares of Common Stock at $10.00 per share (subject to adjustment for stock splits, dividends, recapitalizations and the like) with such conversion, if exercised in accordance with the terms of the Restated NMM Note, becoming effective on the maturity date.

Under the terms of the Restated NMM Note, the Company must pay NMM successive quarterly installments comprising all accrued and unpaid interest on the principal balance outstanding at the prime rate (as such term is defined in the Restated NMM Note) plus 1%. All outstanding principal and accrued but unpaid interest under the Restated NMM Note is due and payable in full on the Restated NMM Note Maturity Date. The Company may voluntarily prepay the outstanding principal and interest in whole or in part without penalty or premium. Upon the occurrence of an event of default (as such term is defined in the Restated NMM Note), the unpaid principal amount of, and all accrued but unpaid interest on, the Restated NMM Note will become due and payable immediately at the option of NMM. In such event, NMM may, at its option, declare the entire unpaid balance of the Restated NMM Note, together with all accrued interest, applicable fees, and costs and charges, including costs of collection, if any, to be immediately due and payable in cash.

Interest expense associated with the outstanding notes payable amounted to $70,243 and $134,336 for the three and six months ended September 30, 2017, respectively. There was no interest on these notes for the three and six months ended September 30, 2016.

Amended Alliance Note

On March 30, 3017, the Company issued a 6% convertible promissory note to Alliance Apex, LLC (“Alliance”) in the principal amount of $4,990,000 (the “Alliance Note”). On October 16, 2017, the Company and Alliance amended the Alliance Note (the “Amended Alliance Note”) (see Note 10 “Subsequent Events” below). The Amended Alliance Note is due and payable to Alliance on (i) March 31, 2018, or (ii) the date on which the Merger Agreement with NMM is terminated (see Note 1 above), whichever occurs first. Upon the closing of the proposed Merger on or before March 31, 2018, the Amended Alliance Note together with the accrued and unpaid interest, shall automatically be converted into 499,000 shares of Common Stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions. If the Merger is not consummated by March 31, 2018, the Company will be obligated to repay the outstanding principal, together with accrued and unpaid interest, on the Amended Alliance Note within 45 days, which would require a significant amount of cash on hand or the need to raise capital to pay off or refinance the Amended Alliance Note. There can be no assurance that is such event arose, the Company would have sufficient cash on hand to repay the Amended Alliance Note or could raise capital on favorable terms, or at all, to repay the Amended Alliance Note.

In the case of an event of default (as defined in the Alliance Note), the entire outstanding principal and all accrued and unpaid interest under the Alliance Note shall automatically become immediately due and payable, without presentment, demand, protest or notice of any kind. If any other event of default occurs and is continuing, Alliance, by written notice to the Company, may declare the outstanding principal and interest under the Alliance Note to be immediately due and payable. After maturity (by acceleration or otherwise), the unpaid balance (both as to principal and unpaid pre-maturity interest) shall bear interest at a default rate equal to the lesser of (a) 3% over the rate of interest in effect immediately prior to maturity or (ii) the then maximum legal rate allowed under the laws of the State of California. Additionally, the Company shall pay all costs of collection incurred by Alliance, including reasonable attorney’s fees incurred in connection with the Alliance’s reasonable collection efforts. These terms equally apply to the Amended Alliance Note.

As part of the Merger Agreement Amendments No. 1 and No. 2 (see Note 1 “Overview” above), NMM provided a guarantee for the Alliance Note and Amended Alliance Note, which guarantee was considered a debt issuance cost. The Company estimated the debt issuance cost and related warrants issuable for the debt guarantee of $161,000 based on the incremental fair value to a market participant of a similar but unsecured debt instrument without such guarantee using a market rate for an unsecured high yield note of 12.4% and a 25% probability of the note not being converted. As of September 30, 2017 and March 31, 2017, the debt issuance cost associated with the guarantee was approximately $54,000 and $161,000, respectively, and after being offset against the Alliance Note, resulted in a net balance of approximately $4,936,000 and $4,829,000, respectively.

8.	Commitments and Contingencies

Standby Letters of Credit, Lines of Credit and Outstanding Notes

See Note 7 - “Debt - Standby Letters of Credit and Lines of Credit” above.

Lease Commitments

The Company’s lease for its current corporate headquarters, as amended, sets base rent at $37,913 per month for the first year and schedules annual increases in base rent each year until the final rental year, which is capped at $43,957 per month. The base rent may be abated by up to $228,049 subject to other terms of the lease. As of September 30, 2017, deferred rent liability associated with such leases was approximately $648,000.

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

As a risk-bearing organization (“RBO”), the Company is required to follow regulations of the California Department of Managed Health Care (“DMHC”). The Company and its applicable affiliates must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. The DMHC determined that, as of February 28, 2016, MMG, was not in compliance with the DMHC’s positive TNE requirement for a RBO. As a result, the DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG’s CAP has been submitted and was approved by DMHC in December 2016. Through a $2,000,000 intercompany revolving subordinate loan from AMM dated November 22, 2016, where AMM agreed to subordinate to other creditors its right in and to the repayment of the revolving loan, MMG achieved positive TNE in the third quarter of fiscal year 2017 and has maintained positive TNE to date. The DMHC is in the process of reviewing the Company’s filings for MMG to be taken off the CAP. As of the date of this Quarterly Report on Form 10-Q, the DMHC staff has indicated to the Company that it has no objections to the closing of the CAP. On August 31, 2017, AMM and MMG entered into an amendment to the intercompany revolving loan, increasing the revolving loan commitment from $2,000,000 to $3,000,000.

In addition, the Company has from time to time issued securities to investors to raise capital and as compensation to directors, employees and consultants to attract and retain talent. As a result, the Company is subject to federal and state securities laws. Non-compliance with such laws, such as its failing to file information statements for two corporate actions taken by its majority stockholders in written consents in 2012 and 2013, could cause federal or state agencies to take action against the Company, including restricting its ability to issue securities or imposing fines or penalties on it.

Legal Actions and Proceedings

In the ordinary course of the Company’s business, the Company from time to time becomes involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services provided by the Company’s affiliated hospitalists. The Company may also become subject to other lawsuits which could involve significant claims and/or significant defense costs. See “Potential Third-Party Claims” below. Many of the Company’s payer and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations. As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Potential Third-Party Claims

Monteverde & Associates PC, a plaintiffs’ securities law firm, has announced that it is investigating the Company and its board of directors for potential federal law violations and/or breaches of fiduciary duties in connection the Merger. This investigation purportedly focuses on whether the Company and/or its board of directors violated federal securities laws and/or breached their fiduciary duties to the Company’s stockholders by failing to properly value the Merger and failing to disclose all material information in connection with the Merger. While the Company believes that its board of directors and management have faithfully upheld their fiduciary duties in negotiating and executing the Merger for the combined interest of all of the Company’s stockholders, the Company cannot preclude the possibility that this investigation may lead to legal actions and proceedings against the Company.

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

In September 2015, the Company entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and is due on or before September 2017. At both September 30, 2017 and March 31, 2017, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheets.

In September 2015, the Company entered into a note receivable with Liviu Chindris, M.D., a minority owner in APS, in the amount of approximately $105,000. The note accrues interest at 3% per annum and is due on or before September 2017. As of September 30, 2017, the balance of the note has been paid; and at March 31, 2017, the balance of the note was approximately $105,000 and was included in other receivables in the accompanying consolidated balance sheets. In November, 2016, in connection with a promissory note issued to Dr. Chindris, which the Company has repaid in full, the Company issued Dr. Chindris a warrant to purchase up to 5,000 shares of Common Stock at an exercise price of $9.00 per share, which warrant is currently outstanding (see Note 6 “Stockholders’ Equity - Warrants” above).

During the three and six months ended September 30, 2017, the Company billed NMM approximately $0 and $400,000, respectively, for its 50% share of the costs related to APAACO’s participation in the NGACO Model that the Company had incurred on behalf of APAACO.

In the ordinary course of the Company’s business, the Company, from time to time, grants options to its employees under its Equity Incentive Plans and enters into employment agreements with its employees, including officers. See Note 6 and Note 8 above for addition information.

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

Amendment No.2 to the Merger Agreement, NMM Note Restatement and Alliance Note Amendment

On October 17, 2017, NMM and the Company entered into an second amendment (the “Merger Agreement Amendment No. 2”) to the Merger Agreement to include, in addition to such number of shares of Common Stock that represents 82% of the total issued and outstanding shares of Common Stock immediately following the consummation of the Merger and warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share, the following as NMM shareholders’ merger consideration payable at the closing of the Merger: an aggregate of 2,566,666 common shares and five-year warrants to purchase an aggregate of 900,000 shares of Common Stock exercisable at $10.00 per share, Pursuant to the Merger Agreement Amendment No. 2, NMM also agreed to provide an additional $4,000,000 capital loan to the Company as evidenced by a convertible promissory note in the principal amount of $9,000,000 (the “Restated NMM Note”), which replaces the NMM Note in the principal amount of $5,000,000 (see Note 7 “Debt - Restated NMM Note” above). The Merger Agreement Amendment No. 2 also extended the “End Date” (as defined in the Merger Agreement) from August 31, 2017 to March 31, 2018.

On October 17, 2017, concurrent with the execution of the Merger Agreement Amendment No. 2, the Company issued to NMM the Restated NMM Note to amend, restate and replace the NMM Note, and the entire outstanding principal balance of the NMM Note, all accrued and unpaid interest thereon, and all other applicable fees, costs and charges, if any, shall be rolled into and become payable pursuant to the Restated NMM Note. The Restated NMM Note also extended the maturity date to the earlier of (A) March 31, 2019 or (B) 12 months after the date the Merger Agreement is terminated. Within 10 business days prior to maturity, NMM shall have the right (but not the obligation) in its sole discretion to convert the Restated NMM Note into shares of Common Stock at a conversion price of $10.00 per share (subject to adjustment for stock splits, dividends, recapitalizations and the like). In addition, pursuant to its terms, the principal amount of the Restated NMM Note shall be increased to $13,990,000 if the Company fails to pay the Amended Alliance Note described below, and NMM will either pay all amounts owed under the Amended Alliance Note or enter into another agreement with Alliance (such that in either case the Amended Alliance Note is cancelled). See Note 7 “Debt - Restated NMM Note” above for additional information.

On October 16, 2017, the Company and Alliance Apex, LLC (“Alliance”) amended the Alliance Note to extend the maturity date such that the entire outstanding principal and all accrued and unpaid interest thereon, is due and payable on the earlier of (i) March 31, 2018 or (ii) the date on which the Merger Agreement is terminated, whichever occurs first (the “Alliance Maturity Date”). If the Merger has not been consummated on or before the Alliance Maturity Date, then the outstanding principal balance and interest will be due 45 days after the Alliance Maturity Date. On the business day following closing of the Merger on or before the Alliance Maturity Date, the principal amount of the amended Alliance Note, together with all accrued and unpaid interest thereon, will automatically be converted into shares of Common Stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions. See Note 7 “Debt - Amended Alliance Note” above for addition information. Pursuant to the Restated NMM Note, the principal amount of the Restated NMM Note shall be increased to $13,990,000 if the Company fails to pay the Amended Alliance Note, and NMM will either pay all amounts owed under the Amended Alliance Note or enter into another agreement with Alliance (such that in either case the Amended Alliance Note is cancelled).

Effectiveness of Amended S-4 Registration Statement

On August 11, 2017, NMM and ApolloMed filed a registration statement on Form S-4 with the SEC in connection with the proposed Merger. On October 30, 2017 and November 9, 2017, respectively, NMM and ApolloMed filed an Amendment No. 1 on Form S-4/A and two additional amendments, Amendment No. 2 and Amendment No. 3 on Forms S-4/A, to the August 11, 2017 registration statement. On November 13, 2017, the SEC staff declared the registration statement as amended to be effective.

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

In 2014, we added several complementary operations by acquiring an IPA, AKM Medical Group, Inc. (“AKM”), outpatient primary care and specialty clinics, as well as hospice/palliative care and home health entities. During fiscal year 2016, we combined the operations of AKM into those of MMG.

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

Our physician network consists of hospitalists, primary care physicians and specialist physicians primarily through our owned and affiliated physician groups. On February 17, 2015, we entered into a long-term management services agreement (the “Bay Area MSA”) with a hospitalist group located in the San Francisco Bay Area. Under the Bay Area MSA, we provide certain business administrative services, including accounting, human resources management and supervision of non-medical business operations. We evaluated the Bay Area MSA and have determined that it triggers variable interest entity accounting, which requires consolidating the hospitalist group into our consolidated financial statements. During fiscal year 2017, we entered into four management services agreements with various hospitals to provide staffing.

In 2016, through Apollo Care Connect, we acquired certain technology and other assets of Healarium, Inc., which provides us with a population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

Our common stock (“Common Stock”) is currently quoted on OTC Pink and traded under the symbol “AMEH.” ApolloMed has applied for listing of its common stock on the NASDAQ Global Market effective as of the closing of the Merger. No assurance can be given that we can meet the listing requirements for the NASDAQ Global Market, including at the closing of the Merger, or that ApolloMed’s application will ever be approved.

Recent Developments

Operations and Financings

For the three-month period ended September 30, 2017, we achieved a 177% increase in revenue over the same period in the prior fiscal year. This increase of approximately $27.9 million in revenue primarily resulted from the new APAACO NGACO contract with CMS that went into effect in April 2017. We also accrued approximately $27.3 million in costs related to this contract with CMS. Notwithstanding that revenue growth, our net loss without taking into account any non-controlling interest increased by approximately 188% during the same period mostly attributable to the proposed merger related cost.

In a continued effort to improve profitability, we terminated four hospitalist contracts during the six-month period ended September 30, 2017, ceased using locum tenens physicians starting in September 2017, and began several other operational efficiency initiatives.

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

To participate in the NGACO Model, we have devoted, and intend to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model, and refocused away and pulled resources from certain other parts of our historic business and revenue streams, including the MSSP ACO, which will receive less emphasis in the future and could result in reduced revenue from such business. We currently anticipate that the NGACO Model, if successful, will be a significant source of revenue for us in fiscal year 2018 and future periods, although no assurance of that can be given at this time. APAACO chose to participate in the All-Inclusive Population-Based Payment (“AIPBP”) payment mechanism of the NGACO Model. Under the AIPBP payment mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of APAACO’s assigned Medicare beneficiaries and pays that projected amount in per beneficiary per month payments. See Notes 1 and 2 to the accompanying condensed consolidated financial statements for additional information. APAACO’s future participation in the AIPBP payment mechanism, however, is uncertain. In October 2017, CMS notified APAACO that it has not been renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance by APAACO. APAACO does not believe the allegations by CMS of performance deficiencies are valid or justify the CMS non-renewal determination and is in discussions with CMS regarding possible reversal of such determination. On November 9, 2017, APAACO submitted a request for reconsideration to CMS. If APAACO is not successful in convincing CMS to reverse its decision then the payment mechanism under the NGACO Model would default to traditional Fee For Service (“FFS”). This would result in the loss in monthly revenues and cash flow currently being generated by APAACO, currently at a rate of approximately $9.3 million per month, and would thus have a material adverse effect on ApolloMed’s future revenues and potential cash flow.

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

Proposed Merger

On December 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among us, Apollo Acquisition Corp., a wholly-owned subsidiary of ours (“Merger Subsidiary”), NMM and Kenneth Sim, M.D., in his capacity as the representative of the shareholders of NMM, pursuant to which NMM will merge into Merger Subsidiary (the “Merger”) and upon consummation of the Merger, NMM shareholders will receive such number of shares of Common Stock such that, after giving effect to the Merger and assuming there would be no dissenting NMM shareholders at the closing, NMM shareholders will own 82% of the total issued and outstanding shares of Common Stock at the closing of the Merger and our current stockholders will own the other 18% (the “Exchange Ratio”). Additionally, NMM has agreed to relinquish its redemption rights relating to our Series A Preferred Stock that NMM owns.

On March 30, 2017, NMM and ApolloMed, together with other relevant parties, entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment No. 1”) to exclude, for purposes of calculating the Exchange Ratio, from “parent shares” (as defined in the Merger Agreement) 499,000 shares of Common Stock issued or issuable pursuant to a securities purchase agreement dated as of March 30, 2017, between ApolloMed and Alliance Apex, LLC. As part the Merger Agreement Amendment No. 1, the merger consideration to be paid by the Company to NMM shareholders at the closing of the Merger was amended to include warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share.

On October 17, 2017, NMM and ApolloMed entered into a second Amendment to the Merger Agreement (the “Merger Agreement Amendment No. 2”), which extended the “End Date” as defined in the Merger Agreement from August 31, 2017 to March 31, 2018, and increased NMM shareholders’ merger consideration payable at the closing of the Merger to include an aggregate of 2,566,666 shares of Common Stock and warrants to purchase an aggregate of 900,000 shares of Common Stock exercisable at $10.00 per share, in addition to such number of shares of Common Stock that represents 82% of the total issued and outstanding shares of Common Stock immediately following the consummation of the Merger and warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share. Pursuant to the Merger Agreement Amendment No. 2, NMM also agreed to provide an additional $4,000,000 working capital loan to the Company as evidenced by a promissory note in the principal amount of $9,000,000 (the “Restated NMM Note”), which is convertible into shares of Common Stock at a conversion price of $10.00 per share (subject to adjustment for stock splits, dividends, recapitalizations and the like) within 10 business days prior to maturity. The Restated NMM Note amended and restated the previous $5,000,000 promissory note issued by the Company to NMM on January 3, 2017. In addition, pursuant to its terms, the principal amount of the Restated NMM Note shall be increased to $13,990,000 if the Company fails to pay the Amended Alliance Note described below, and NMM will either pay all amounts owed under the Amended Alliance Note or enter into another agreement with Alliance (such that in either case the Amended Alliance Note is cancelled).

On October 16, 2017, the Company and Alliance Apex, LLC (“Alliance”) amended the Alliance Note to extend the maturity date for the entire outstanding principal and all accrued and unpaid interest thereon to the earlier of (i) March 31, 2018 or (ii) the date on which the Merger Agreement is terminated, whichever occurs first (the “Alliance Maturity Date”). If the Merger has not been consummated by the Alliance Maturity Date, then the outstanding principal balance and interest will be due 45 days after the Alliance Maturity Date. Pursuant to the Restated NMM Note, the principal amount of the Restated NMM Note shall be increased to $13,990,000 if the Company fails to pay the Amended Alliance Note, and NMM will either pay all amounts owed under the Amended Alliance Note or enter into another agreement with Alliance (such that in either case the Amended Alliance Note is cancelled). On the business day following closing of the Merger on or before the Alliance Maturity Date, the principal amount of the amended Alliance Note, together with all accrued and unpaid interest thereon, will automatically be converted into shares of Common Stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions. The amended Alliance Note may not be prepaid, in whole or in part, by ApolloMed nor converted into shares of Common Stock voluntarily by Alliance.

NMM is one of the largest healthcare management services organizations in the United States, delivering comprehensive healthcare management services to a client base consisting of health plans, IPAs, hospitals, physicians and other health care networks. NMM currently is responsible for coordinating the care for over 600,000 covered patients in Southern and Central California through a network of ten IPAs with over 2,000 contracted physicians. On a pro forma basis, the combined organization is expected to provide medical management for over 700,000 patients through a network of over 3,000 healthcare professionals and over 400 employees. The combination of ApolloMed and NMM would bring together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies, which we believe will be well positioned for the ongoing transition of U.S. healthcare to value-based reimbursements. The Merger, if consummated, is expected to further expand our operating platform for providing high-quality, cost effective valued-based care.

The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), with respect to the proposed Merger expired on July 7, 2017. The expiration of the HSR waiting period satisfies a condition to the closing of Merger. Based on current information and subject to future events and circumstances, consummation of the Merger, which remains subject to other conditions described in the Merger Agreement, including approval by ApolloMed’s stockholders and the shareholders of NMM, is expected to take place in the second half of calendar year 2017.

On August 11, 2017, NMM and ApolloMed filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) in connection with the proposed Merger. On October 30, 2017 and November 9, 2017, respectively, NMM and ApolloMed filed an Amendment No. 1 on Form S-4/A and two additional amendments, Amendment No. 2 and Amendment No. 3 on Forms S-4/A, to the August 11, 2017 registration statement. On November 13, 2017, the SEC staff declared the Form S-4 registration statement as amended to be effective.

We have applied for listing of Common Stock on the NASDAQ Global Market effective as of the closing of the Merger. In September 2017, The Nasdaq Stock Market LLC (“Nasdaq”) requested us to provide additional information in relation to such application. We responded to Nasdaq’s request on November 3, 2017. No assurance can be given that our application will be approved after such response.

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

Results of Operations

The results of operations for the three and six months ended September 30, 2017 reflected a significant financial impact from our investments in population health management infrastructure and value-based care processes for our patients.

The following sets forth selected data from our results of operations for the periods presented:

	For the Six Months Ended September 30,				For the Three Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change

Net revenues	$82,058,826	$26,994,329	$55,064,497	204%	$40,483,346	$14,622,656	$25,860,690	177%

Costs and expenses
Cost of services	79,336,260	22,304,188	57,032,072	256%	39,096,618	12,171,183	26,925,435	221%
General and administrative	10,234,926	8,291,804	1,943,122	23%	5,345,742	4,455,329	890,413	20%
Depreciation and amortization	311,204	335,213	(24,009)	-7%	155,937	170,555	(14,618)	-9%
Total costs and expenses	89,882,390	30,931,205	58,951,185	191%	44,598,297	16,797,067	27,801,230	166%

Loss from operations	(7,823,564)	(3,936,876)	(3,886,688)	99%	(4,114,951)	(2,174,411)	(1,940,540)	89%

Other (expense) income:
Interest expense	(392,651)	(5,713)	(386,938)	6773%	(199,662)	(3,054)	(196,608)	6438%
Gain on change in fair value of warrant liability	-	1,333,333	(1,333,333)	-100%	-	511,111	(511,111)	-100%
Other income	93,295	12,531	80,764	645%	54,635	10,560	44,075	417%
Total other income (expense), net	(299,356)	1,340,151	(1,639,507)	-122%	(145,027)	518,617	(663,644)	-128%

Loss before benefit from income taxes	(8,122,920)	(2,596,725)	(5,526,195)	213%	(4,259,978)	(1,655,794)	(2,604,184)	157%

Benefit from income taxes	(56,692)	(226,593)	169,901	-75%	(26,858)	(185,040)	158,182	-85%

Net loss	$(8,066,228)	$(2,370,132)	$(5,696,096)	240%	$(4,233,120)	$(1,470,754)	$(2,762,366)	188%

Net loss (income) attributable to noncontrolling interest	571,624	(303,534)	875,158	-288%	350,382	112,345	238,037	212%

Net loss attributable to Apollo Medical Holdings, Inc.	$(7,494,604)	$(2,673,666)	$(4,820,938)	180%	$(3,882,738)	$(1,358,409)	$(2,524,329)	186%

Three and Six Months Ended September 30, 2017 Compared to Three and six Months Ended September 30, 2016

Net revenues

Net revenues for the three months ended September 30, 2017 increased by approximately $25.9 million, or 177%, as compared to the same period of 2016. The increase in net revenues was primarily due to an increase of approximately $27.9 million in APAACO’s revenues resulting from the new NGACO contract with CMS, pursuant to which we started to receive capitation from CMS in April 2017, an increase of approximately $0.4 million in AMH’s revenues which resulted from hospitalist contracts that started in the second quarter of fiscal year 2017. These increases were partially offset by a decrease of $0.5 million in MMG’s revenues, which resulted from a deficit in the full risk contracts related to high patient care cost, a decrease of approximately $0.4 million in BAHA’s revenues related to a decrease in patient encounters and termination of a facility contract, a decrease of $0.1 million in SCHC’s revenues related to decreased patient encounters, a decrease of $0.3 million in BCHC’s revenues due to decreased patient census, a decrease of $0.5 million in HCHHA’s revenues due to decreased patient census, as well as a decrease of $0.6 million in revenues of LALC and Hendel due to deconsolidation of the two variable interest entities (“VIEs”) from us during the fourth quarter of fiscal year 2017.

Net revenues for the six months ended September 30, 2017 increased by approximately $55.1 million, or 204%, as compared to the same period of 2016. The increase in net revenues was primarily due to an increase of approximately $55.7 million in APAACO’s revenues resulting from the new NGACO contract with CMS, pursuant to which we started to receive capitation from CMS in April 2017, an increase of approximately $2.9 million in AMH’s revenues which resulted from the new hospitalist contracts that started in the second quarter of fiscal year 2017. These increases were partially offset by a decrease of $0.8 million in MMG’s revenues, which resulted from a deficit in the full risk contracts related to high patient care cost, a decrease of $0.9 million in BCHC’s revenues due to decreased patient census, a decrease of $0.6 million in HCHHA’s revenues due to decreased patient census, as well as a decrease of $1.1 million in revenues of LALC and Hendel due to deconsolidation of the two variable interest entities (“VIEs”) from us during the fourth quarter of fiscal year 2017. The Company’s other entities accounted for an aggregate decrease of $0.1 million, none of which were individually significant.

Cost of services

Cost of services for the three months ended September 30, 2017 increased by approximately 26.9 million, or 221%, as compared to the same period of 2016. The increase in cost of services was primarily related to an increase of approximately $27.3 million in APAACO expenses related to the patient care, a decrease of approximately $0.4 million in AMH’s and BAHA’s expenses related to migration from the use of contracted providers to employed providers, and an increase of approximately $0.6 million in MMG’s expenses due to increased costs in patient care. These expenses were partially offset by a decrease of approximately $0.1 million and a decrease of $0.2 million in BCHC’s expenses and HCHHA’s expenses, respectively, both of which were due to reduction in patient census, as well as a decrease of approximately $0.1 million in each of LALC’s expenses and Hendel’s expenses, respectively, both of which were due to deconsolidation of the two VIEs from us during the fourth quarter of fiscal year 2017 and a decrease of $0.1 million in SCHC’s expenses.

Cost of services for the six months ended September 30, 2017 increased by approximately $57.0 million, or 256%, as compared to the same period of 2016. The increase in cost of services was primarily related to an increase of approximately $54.6 million in APAACO expenses related to the patient care, an increase of approximately $2.2 million in AMH’s expenses related to the new hospitalist contracts that increased AMH’s revenues, an increase of approximately $0.9 million in BAHA’s expenses related to its new hospitalist contract and the use of locum providers, and an increase of approximately $0.8 million in MMG’s expenses due to increased costs in patient care. These increases in expenses were partially offset by a decrease of approximately $0.4 million and a decrease of $0.4 million in BCHC’s expenses and HCHHA’s expenses, respectively, both of which were due to reduction in patient census, as well as a decrease of an aggregate of approximately $0.5 million in LALC’s and Hendel’s expenses, both of which were due to deconsolidation of the two VIEs from us during the fourth quarter of fiscal year 2017 and a decrease of approximately $0.2 million in SCHC’s expenses.

General and administrative

General and administrative (G&A) costs for the three months ended September 30, 2017 increased by approximately $0.9 million, or 20%, as compared to the same period of 2016. Approximately $0.9 million of the increase was due to APAACO’s new NGACO operations, approximately $0.7 million of the increase was related to costs associated with the proposed Merger with NMM, and approximately $0.2 million correlated to an increase in MMG’s G&A costs. These increases in our G&A costs were offset by a decrease of approximately $0.4 million in ACO’s G&A costs as the MMSP ACO operations have been gradually merged into the NGACO program of APAACO, a decrease of approximately $0.3 million related to AMH from general management of overhead costs, and a decrease of approximately $0.2 million in Hendel’s G&A costs due to its deconsolidation from us during the fourth quarter of fiscal year 2017.

G&A costs for the six months ended September 30, 2017 increased by approximately $1.9 million, or 23%, as compared to the same period of 2016. Approximately 1.7 million of the increase was due to APAACO’s new NGACO operations, approximately $1.3 million of the increase was related to costs associated with the proposed Merger with NMM, and approximately $0.1 million of the increase correlated to an increase in MMG’s G&A costs. These increases in our G&A costs were offset by a decrease of approximately $0.8 million in ACO’s G&A costs as the MMSP ACO operations have been gradually merged into the NGACO program, a decrease of approximately $0.3 million in AMH expenses related to general management of overhead costs, and a decrease of approximately $0.1 million in Hendel’s G&A costs due to its deconsolidation from us during the fourth quarter of fiscal year 2017.

Depreciation and amortization

Depreciation and amortization during the three and six months ended September 30, 2017 were comparable to the same periods of fiscal year 2016.

Interest expense

Interest expense increased by approximately $0.2 million and $0.4 million, or 6,438% and 6,773% during the three and six months ended September 30, 2017, as compared to the same periods of 2016, respectively. The increase in interest expense is due to the addition of the $5,000,000 NMM Note and $4,990,000 Alliance Note. See Note 7 “Debt” to the accompanying condensed consolidated financial statements for additional information.

Gain on change in fair value of warrant liabilities

There was a gain on the change in fair value of the warrant liabilities of approximately $0.5 and $1.3 million for the three and six months ended September 30, 2016. This gain resulted from the change in the fair value measurement of the Company’s warrants issued to NMM in October 2015, which consider among other things, expected term, the volatility of the Company’s share price, interest rates, and the probability of additional financing. As there was no warrant liability at either March 31, 2017 or September 30, 2017, there is no change in the fair value of warrant liabilities for the three and six months ended September 30, 2017.

Other income

Other income increased by approximately $44,000 and $80,000, or 417% and 645%, for the three and six months ended September 30, 2017 compared to the same periods of 2016, respectively. The increase in other income is due to interest from the cash held by APAACO.

Income tax provision (benefit)

Benefit from income taxes was less in the current fiscal year periods comparable to the same periods of fiscal year 2016 because there are losses that receive no tax benefit as a result of a valuation allowance being recorded for such losses and the exclusion of loss entities from our overall estimated annual effective rate calculation.

Net loss attributable to non-controlling interests

Net loss attributable to non-controlling interests increased by approximately $0.2 million, or 212%, for the three months ended September 30, 2017 as compared to the same period of fiscal year 2016, which resulted from the deconsolidation of LALC and Hendel from us in the fourth quarter of fiscal year 2017.

Net loss attributable to non-controlling interests increased by approximately $0.9 million, or 288%, for the six months ended September 30, 2017, as compared to the same period of fiscal year 2016, which resulted from the deconsolidation of LALC and Hendel from us in the fourth quarter of fiscal year 2017.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

We have a history of operating losses. For the six months ended September 30, 2017 and 2016, we had a net loss of approximately $8.1 million and $2.4 million, respectively. We generated positive cash flow from operations of approximately $21.5 million for the six months ended September 30, 2017 and used cash in operating activities of approximately $4.4 million for the six months ended September 30, 2016. We do not expect to have positive cash flow from operations for the remainder of fiscal year 2018. Cash flows used in investing activities for the six months ended September 30, 2017 and 2016, were approximately $0.06 million and $0.2 million, respectively. Cash flows provided by financing activities for the six months ended September 30, 2017 was approximately $0.05 million, and Cash flows used by operation in 2016 was approximately $0.9 million.

As of September 30, 2017, we have a net working capital deficit of approximately $7.0 million and an accumulated deficit of approximately $45.1 million, net borrowings from notes and lines of credit totaling approximately $10.0 million and availability ty under lines of credit of approximately $0.1 million. The primary source of liquidity as of September 30, 2017 is cash and cash equivalents of approximately $30.2 million, which includes the capitation payments received from CMS, all or most of which will be used to pay the corresponding fee for service claims liability in future months.

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

For the six months ended September 30, 2017, cash provided by operating activities was approximately $21.5 million. This was the result of a change in working capital of $28.7 million due to increases in accounts receivable, medical liabilities and add-backs of non-cash items of $0.9 million, net, offset by a net loss of approximately $8.1 million. For the six months ended September 30, 2017, our non-cash expenses primarily included provision for depreciation and amortization expense, stock-based compensation expense, and amortization of debt issuance costs.

For the six months ended September 30, 2017, cash used in investing activities was approximately $0.06 million primarily related to purchases of fixed assets.

For the six months ended September 30, 2017, net cash provided by financing activities was $0.05 million, which relates to proceeds from the exercise of warrants net of principal payments on the BAHA line of credit.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.

In connection with its liquidity and capital resources, below is a high-level summary of the Company’s major financing activities as well as related agreements, including (i) NNA financing, (ii) NMM investments, (iii) the proposed Merger and NMM Note, and (iv) the Alliance Note and Merger Agreement Amendment No. 1, and (v) the Merger Agreement Amendment No. 2, Restated NMM Note and Amended Alliance Note. Our securities issued in connection in such financing activities have not been registered under the Securities Act of 1933, as amended.

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

As required by the terms of the Merger Agreement, on January 3, 2017, NMM provided a working capital loan to us, which was evidenced by a promissory note in the principal amount of $5,000,000 (the “NMM Note”).

We currently anticipate the closing of the Merger to take place in the second half of calendar year 2017, which remains subject to conditions described in the Merger Agreement. However, if the Merger Agreement is terminated and the Merger is not consummated, we might have an immediate need to raise additional capital to fund our business and meet our expenses, including both transactional and operational expenses.

Alliance Note and Merger Agreement Amendment No. 1

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

In connection with the Alliance Note, Alliance requested NMM to guaranty repayment of the Alliance Note if it is not converted into shares of Common Stock in accordance therewith. In connection with the issuance of such guaranty, we and NMM, together with other parties, entered into an Amendment to the Merger Agreement (the “Merger Agreement Amendment No. 1”). Pursuant to the Merger Agreement Amendment No. 1, certain shares of Common Stock, including shares issuable to Alliance upon conversion of the Alliance Note, are excluded from the “Parent Shares” (as defined in the Merger Agreement) for purposes of calculating the Exchange Ratio. Additionally, as consideration for excluding the shares issuable upon conversion of the Alliance Note from the Parent Shares and thus the calculation of Exchange Ratio and for NMM’s issuing the guaranty, we agreed to issue NMM shareholders warrants to purchase 850,000 shares of Common Stock at an exercise price of $11.00 per share, as part of the merger consideration, payable at the closing of the Merger.

Merger Agreement Amendment No. 2, Restated NMM Note and Amended Alliance Note

On October 17, 2017, we and NMM and ApolloMed entered into a second Amendment to the Merger Agreement (the “Merger Agreement Amendment No. 2”), which extended the “End Date” as defined in the Merger Agreement from August 31, 2017 to March 31, 2018, and increased NMM shareholders’ merger consideration payable at the closing of the Merger to include an aggregate of 2,566,666 shares of Common Stock and warrants to purchase an aggregate of 900,000 shares of Common Stock exercisable at $10.00 per share, in addition to such number of shares of Common Stock that represents 82% of the total issued and outstanding shares of Common Stock immediately following the consummation of the Merger and warrants to purchase 850,000 shares of Common Stock at an exercise price of $11 per share.

Pursuant to the Merger Agreement Amendment No. 2, NMM also agreed to provide an additional $4,000,000 working capital loan to us as evidenced by a promissory note in the principal amount of $9,000,000 (the “Restated NMM Note”), which is convertible into shares of Common Stock at a conversion price of $10.00 per share (subject to adjustment for stock splits, dividends, recapitalizations and the like) within 10 business days prior to maturity. The Restated NMM Note amended and restated the NMM Note issued by the Company to NMM on January 3, 2017 in the principal amount of $5,000,000. In addition, pursuant to its terms, the principal amount of the Restated NMM Note shall be increased to $13,990,000 if the Company fails to pay the Amended Alliance Note described below, and NMM will either pay all amounts owed under the Amended Alliance Note or enter into another agreement with Alliance (such that in either case the Amended Alliance Note is cancelled). See Note 7 “Debt - Restated NMM Note” to the accompanying condensed consolidated financial statements for additional information on the Restated NMM Note.

On October 16, 2017, we and Alliance amended the Alliance Note to extend the maturity date for the entire outstanding principal and all accrued and unpaid interest thereon to the earlier of (i) March 31, 2018 or (ii) the date on which the Merger Agreement is terminated, whichever occurs first (the “Alliance Maturity Date”). If the Merger has not been consummated by the Alliance Maturity Date, then the outstanding principal balance and interest will be due 45 days after the Alliance Maturity Date. On the business day following closing of the Merger on or before the Alliance Maturity Date, the principal amount of the amended Alliance Note, together with all accrued and unpaid interest thereon, will automatically be converted into shares of Common Stock, at a conversion price of $10.00 per share, subject to adjustment for stock splits, stock dividends, reclassifications and other similar recapitalization transactions The amended Alliance Note may not be prepaid, in whole or in part, by ApolloMed nor converted into shares of Common Stock voluntarily by Alliance. See Note 7 “Debt - Amended Alliance Note” to the accompanying condensed consolidated financial statements for additional information on the Amended Alliance Note.

Regulatory Matters

We operate in a highly regulated industry and are subject to federal and statement governmental oversight. For example, as a risk-bearing organization (“RBO”), the Company and its affiliates, as applicable, are required to follow regulations of the California Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, Tangible Net Equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. The DMHC determined that, as of February 28, 2016, MMG, an affiliated IPA, was not in compliance with the DMHC’s positive TNE requirement for a RBO. As a result, the DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG’s CAP has been submitted and was approved by DMHC in December 2016. Through an intercompany revolving subordinate loan from AMM (see “Intercompany Loans” below), MMG achieved positive TNE in the third quarter of fiscal 2017 and has maintained positive TNE to date. The DMHC is reviewing the Company’s filings for MMG to be taken off the CAP. In addition, MMG arranged for City National Bank (“CNB”) to provide two irrevocable standby letters of credit (see Note 7 “Debt - Standby Letters of Credit and Lines of Credit” to the accompanying condensed consolidated financial statements for additional information). There is no assurance that the DMHC will agree for MMG to be taken off the CAP. Non-compliance with the TNE requirement or any other applicable regulatory requirement by us, including our applicable affiliates, could result in significant consequences, including suspension or termination of operations and thus adversely affect our business, prospects, revenues and earnings. In addition, changes in compliance requirements or in governmental policies could also impact our operations, revenues and earnings by, among other things, increasing resource spent in our compliance efforts and limiting the scope of our operations.

In addition, we are subject to federal and state securities laws. Non-compliance with such laws, such as our failing to file information statements for two corporate actions taken by our majority stockholders in written consents in 2012 and 2013, could cause federal or state agencies to take action against us, including imposing fines or penalties on us or restricting our ability to issue securities.

See Note 8 “Commitments and Contingencies - Regulatory Matters” to the accompanying condensed consolidated financial statements for additional information.

Lines of credit

BAHA has a line of credit of $150,000 with First Republic Bank. Borrowings under the line of credit bear interest at the prime rate (as defined) plus 3.0% (7.25% and 7.0% per annum at September 30, 2017 and March 31, 2017, respectively). We have an outstanding balance of $25,000 and $62,500 as of September 30, 2017 and March 31, 2017, respectively. The line of credit is unsecured.

Concentration of Payors

We have a few key payors that represent a significant portion of our accounts receivable.

Receivables from Government - Medicare/Medi-Cal amounted to approximately 24.3 % and 20.5% of total accounts receivable as of September 30, 2017 and March 31, 2017, respectively. Receivables from Allied Physicians amounted to 12.5% and 12.8% of accounts receivable as of September 30, 2017 and March 31, 2017, respectively. The Company anticipates that Medicare/Medi-Cal and Allied Physicians will continue to be significant payors.

Intercompany Loans

Each of AMH, ACC, MMG, AKM, SCHC and BAHA has entered into an intercompany loan agreement with AMM, under which AMM has provided a revolving loan commitment to each of the affiliated entities in an amount set forth in the loan agreement.

We had the following outstanding intercompany loans as of September 30, 2017 and March 31, 2017, respectively:

				Six Months Ended September 30, 2017
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000,000	9/30/2018	10%	$5,204,341	$3,820,391	$1,700,000	$-
ACC	1,000,000	7/31/2018	10%	1,287,843	1,287,843	-	-
MMG	3,000,000	2/1/2018	10%	2,392,266	2,392,266	-	-
AKM	5,000,000	5/30/2019	10%	-	-	-	-
SCHC	5,000,000	7/21/2019	10%	3,169,014	3,169,014	-	-
BAHA	250,000	7/22/2021	10%	2,081,096	2,081,096	-	-
	$24,250,000			$14,134,560	$12,750,610	$1,700,000	$-

				Year Ended March 31, 2017
Entity	Facility	Expiration	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000,000	9/30/2018	10%	$4,904,147	$4,904,147	$-	$-
ACC	1,000,000	7/31/2018	10%	1,287,843	1,287,843	5,000	-
MMG	2,000,000	2/1/2018	10%	1,918,724	1,255,111	725,107	-
AKM	5,000,000	5/30/2019	10%	-	-	-	-
SCHC	5,000,000	7/21/2019	10%	3,079,916	3,079,916	50,000	-
BAHA	250,000	7/22/2021	10%	1,171,526	1,171,526	-
	$23,250,000			$12,362,156	$11,698,543	$780,107	$-

On August 31, 2017, AMM and MMG entered into Amendment No. 1 to their Intercompany Revolving Loan Agreement dated November 22, 2016 to increase the revolving loan commitment by AMM under the loan agreement from $2,000,000 to $3,000,000, and Amendment No. 1 to their Subordination Agreement also dated November 22, 2016 to reflect the increased revolving loan commitment. See Note 8 “Commitments and Contingencies - Regulatory Matters” to the accompanying condensed consolidated financial statements.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of our business, we from time to time become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. Many of the Company’s payer and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs, but as of the date of this Quarterly Report on Form 10-Q we are not a party to any lawsuit or proceeding, which in the opinion of management is expected to individually or in the aggregate have a material adverse effect on us or our business. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See Note 8 “Commitments and Contingencies - Legal Actions and Proceedings” to the accompanying condensed consolidated financial statements for additional comments.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the SEC on June 29, 2017 and risk factors discussed in the Registration Statement Amendment No. 2 on Form S-4/A filed with the SEC by us and Network Medical Management, Inc. (“NMM”) on November 9, 2017 (available at www.sec.gov). The risks disclosed in such Annual Report, in such Registration Statement Amendment and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. While we believe there have been no material changes in our risk factors from those disclosed in the Annual Report or the Registration Statement Amendment, other than those discussed below, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Quarterly Report. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The Merger has not yet been consummated despite the filing of the associated Registration Statement on Form S-4 and Amendments thereof with the SEC. The failure to consummate the Merger could have a material adverse effect on ApolloMed’s business, including that ApolloMed may be unable to repay its debt, and any delay in completing the Merger may substantially reduce the benefits to ApolloMed.

Consummation of the Merger is subject to various closing conditions, including approval by both ApolloMed’s stockholders and the shareholders of NMM, many of which have not yet occurred. ApolloMed may need to waive one or more closing conditions in order to complete the Merger, including without limitation, (a) the approval of the proposed Merger by the affirmative vote of NMM shareholders (x) holding at least 95% of the outstanding shares of NMM’s common stock and (y) representing at least 95% in number of the NMM shareholders; (b) at the closing of the Merger, there are (i) no dissenting NMM shareholders (as defined in the Merger Agreement as amended) and (ii) no NMM shareholders who have exercised their dissenters’ rights under the California General Corporation Law and have not withdrawn such exercise or otherwise have become ineligible to effect such exercise; and (c) the delivery of a duly executed lock-up agreement by each NMM shareholder, other than dissenting shareholders, at or before the Closing.

If for any reason the Merger is not consummated, upon the termination of the Merger Agreement, ApolloMed would have significant financial obligations to its creditors, including NMM. For example, ApolloMed has incurred debt under the Amended Alliance Note and the Restated NMM Note in the aggregate of almost $14,000,000. See Note 7 to the accompanying condensed consolidated financial statements for additional information. As such notes are unsecured and pari passu, ApolloMed may have insufficient funds to repay the two notes if both become due upon the termination of the Merger Agreement.

In addition, as ApolloMed anticipates that NMM will be an important future source of working capital for ApolloMed after the consummation of the Merger, if the Merger does not occur, ApolloMed would not benefit from such additional working capital. Furthermore, there are several areas of operations in which NMM and ApolloMed work together, including APAACO, which is owned 50% by NMM and 50% by ApolloMed, as well as management services agreements ApolloMed has with certain NMM affiliates. If for any reason the Merger is not consummated, ApolloMed cannot predict the effect this would have on areas where ApolloMed operates together with NMM and for which ApolloMed is dependent upon significant revenue.

If the Merger is not completed within the expected time frame, such delay could result in additional transaction costs or other adverse effects associated with uncertainty about the Merger. As a result, the ongoing businesses of ApolloMed could be adversely affected, including being subject to the following risks:

•	certain costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;
•	if the Merger Agreement is terminated under certain circumstances, either party may be required to pay the other party a termination fee of $1.5 million, as applicable;
•	the attention of management of ApolloMed may have been diverted to the Merger rather than to ApolloMed’s own operations and the pursuit of other opportunities that could have been beneficial;
•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;
•	reputational harm due to the adverse perception of any failure to successfully complete the Merger;
•	the price of ApolloMed stock may decline;
•	ApolloMed will have been subject to certain restrictions on the conduct of its business which may have prevented it from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and
•	ApolloMed may be subject to litigation related to the Merger or any failure to complete the Merger.

Furthermore, if the Merger Agreement is terminated, ApolloMed is likely to have an immediate financial need to raise additional capital to fund ApolloMed’s business and meet ApolloMed’s expenses, including both transactional and operational expenses.

ApolloMed and its board of directors may be subject to liability for failure to fully comply with federal and state securities laws.

ApolloMed is subject to federal and state securities laws. Any failure to comply with such laws, such as ApolloMed’s failing to file information statements for two corporate actions taken by its majority stockholders in written consents in 2012 and 2013, could cause federal or state agencies to take action against ApolloMed, which could restrict its ability to issue securities and result in fines or penalties. Any claims brought by such an agency could also cause ApolloMed to expend resources to defend itself, would divert the attention of its management from ApolloMed’s core business and could significantly harm ApolloMed’s business, operating results and financial condition, even if the claims are resolved in ApolloMed’s favor. Further, at ApolloMed’s 2016 annual meeting, its stockholders voted on the frequency of their future votes on its executive compensation. ApolloMed inadvertently failed to file, within 150 days after the meeting, a Form 8-K amendment to disclose its decision as to how frequently it will hold such a vote, resulting in ApolloMed’s failing to file all reports required to be filed by Section 13 or 15(d) of the Exchange Act for at least 12 months before filing certain subsequent periodic and other reports. While ApolloMed filed the Form 8-K amendment on November 3, 2017, such failure may adversely affect the effectiveness of ApolloMed’s registration statement on Form S-8 filed in May 2016 and ApolloMed may need to refile such registration statement. This failure also hinders ApolloMed’s ability to issue securities in certain transactions and raise additional capital, including being unable to use Form S-3 for a substantial period of time. ApolloMed may also be subject to certain other restrictions or fines or penalties.

In addition, a plaintiffs’ securities law firm has announced that it is investigating ApolloMed and its board of directors for potential federal law violations and breaches of fiduciary duties in connection the Merger. This investigation purportedly focuses on whether ApolloMed and its board of directors violated federal securities laws or breached their fiduciary duties to ApolloMed’s stockholders by failing to properly value the Merger and failing to disclose all material information in connection with the Merger. While we believe that our board of directors and management have faithfully upheld their fiduciary duties in negotiating and executing the Merger for the combined interest of all of ApolloMed’s stockholders, we cannot preclude the possibility that this investigation and any lawsuit brought relating to any alleged federal law violations and/or breaches of fiduciary duty in connection with the Merger could result in a delay of the Merger, as well as the potentially significant expenditures of time and resources to defend any such lawsuit. As a result, our management and board of directors may have less time to devote to our business, the consummation of the Merger and the successful integration of the business of ApolloMed and NMM.

APAACO’s future participation in the AIPBP Payment Mechanism is uncertain and payments thereunder represent a significant part of ApolloMed’s total revenues. ApolloMed also cannot accurately predict and monitor its performance under the AIPBP payment mechanism.

APAACO chose to participate in the All-Inclusive Population-Based Payment (“AIPBP”) payment mechanism. Under the AIPBP payment mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of APAACO’s assigned Medicare beneficiaries and pays that projected amount in per beneficiary per month payments. In October 2017, CMS notified APAACO that it has not been renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance by APAACO. APAACO does not believe the allegations by CMS of performance deficiencies are valid or justify the CMS non-renewal determination and is in discussions with CMS regarding possible reversal of such determination. On November 9, 2017, APAACO submitted a request for reconsideration to CMS. If APAACO is not successful in convincing CMS to reverse its decision then the payment mechanism under the NGACO Model would default to traditional Fee For Service (“FFS”). This would result in the loss in monthly revenues and cash flow currently being generated by APAACO, currently at a rate of approximately $9.3 million per month, and would thus have a material adverse effect on ApolloMed’s future revenues and potential cash flow.

In addition, APAACO chose “Risk Arrangement A,” comprising 80% risk for Part A and Part B Medicare expenditures and a shared savings and losses cap of 5%, or as a result a 4% effective shared savings and losses cap when factoring in 80% risk impact. APAACO’s benchmark Medicare Part A and Part B expenditures for beneficiaries for its 2017 performance year are approximately $335 million, and under “Risk Arrangement A” of the AIPBP payment mechanism APAACO could therefore have profits or be liable for losses of up to 4% of such benchmarked expenditures, or approximately $13.4 million. While performance can be monitored throughout the year, end results will not be known until 2018. ApolloMed cannot accurately predict and monitor performance under the AIPBP payment mechanism for 2017 because, among other factors, end results are released annually rather than on a more frequent basis.

Actual ApolloMed results are significantly different from those contained in the cash flow and other projections prepared in late 2016 by ApolloMed management and used by BofA Merrill Lynch in its financial analyses in connection with the Merger.

ApolloMed management prepared certain financial projections, which were based on management's projection of ApolloMed’s future financial performance as of the date provided in late 2016. These projections were not prepared with a view toward public disclosure or compliance with published guidelines of the SEC regarding forward-looking information. More importantly, the cash flow and other financial projections were based on a number of assumptions and predictions that have not turned out to be accurate, and with the passage of time, ApolloMed’s actual results differ materially from those forecasts in the cash flow and other financial projections and, given intervening events, such as CMS’s nonrenewal of APAACO’s participation in the AIPBP payment mechanism of the NGACO Model, results will likely continue to differ materially from these projections and thus, are no longer valid. ApolloMed directed Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BofA Merrill Lynch”) to use such projections, including cash flow projections, in its financial analysis in connection with the Merger. These cash flow projections would no longer be reliable or merit much weight in the context of a discounted cash flow analysis.

No assurance can be given that ApolloMed’s NASDAQ application will be approved at or following the closing of the Merger. There has been a limited trading market for ApolloMed’s common stock (“Common Stock”) to date and it may continue to be the case even if the Merger is consummated and ApolloMed’s listing on the NASDAQ Global Market is approved.

There has been limited trading volume in Common Stock, which is currently quoted on OTC Pink and traded under the symbol “AMEH.” Although ApolloMed has applied for listing of Common Stock on the NASDAQ Global Market effective as of the closing of the Merger, no assurance can be given that ApolloMed can meet the listing requirements for the NASDAQ Global Market, including at the closing of the Merger, or that ApolloMed’s application will ever be approved. If ApolloMed’s application to list Common Stock on the NASDAQ Global Market effective as of the closing of the Merger is not approved, shares of Common Stock to be issued to NMM shareholders in connection with the Merger will need to be qualified under, or otherwise be issued in compliance with, applicable state securities or “blue sky” laws. This compliance effort could add substantial costs and may not be successful, and as a result, ApolloMed may face significant adverse regulatory actions, including fines and penalties.

It is anticipated that there will continue to be a limited trading market for Common Stock even if ApolloMed’s listing application is approved. A lack of an active market may impair the ability of ApolloMed’s stockholders to sell shares at the time they wish to sell or at a price that they consider favorable. The lack of an active market may also reduce the fair market value of Common Stock, impair ApolloMed’s ability to raise capital by selling shares of capital stock and may impair ApolloMed’s ability to Common Stock as consideration to attract and retain talent or engage in business transactions (including mergers and acquisitions).

The requirements of remaining a public company, including following the closing of Merger, and the new requirements under the NASDAQ listing rules that ApolloMed may become subject to if it successfully uplists to NASDAQ may strain ApolloMed’s resources and distract ApolloMed’s management, which could make it difficult to manage its business.

As a public company, ApolloMed, including following the closing of Merger, is required to comply with various regulatory and reporting requirements, including those required by the SEC. If ApolloMed uplists to NASDAQ, ApolloMed will become subject to NASDAQ listing rules. Complying with these requirements are time-consuming and expensive, creating pressure on ApolloMed’s financial resources and, accordingly, ApolloMed’s results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are either incorporated by reference into this Report or filed or furnished with this report, as indicated below.

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on January 21, 2015).

3.2*	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to a Current Report on Form 8-K on April 27, 2015).

3.3*	Certificate of Designation of Series A Convertible Preferred Stock (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015).

3.4*	Amended and Restated Certificate of Designation (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).

3.5*	Restated Bylaws (filed as an exhibit to a Quarterly Report on Form 10-Q on November 16, 2015).

4.1*	Form of Investor Warrant, dated as of October 29, 2012, for the purchase of common stock, issued by Apollo Medical Holdings, Inc. in connection with its 10% Senior Subordinated Callable Convertible Notes (filed as an exhibit to a Quarterly Report on Form 10-Q on December 17, 2012).

4.2*	Form of Investor Warrant, undated, for the purchase of common stock, issued by Apollo Medical Holdings, Inc. in connection with its 9% Senior Subordinated Convertible Notes (filed as an exhibit to an Annual Report on Form 10-K on May 1, 2013).

4.3**	Stock Purchase Warrant dated as of July 21, 2014, issued by Apollo Medical Holdings, Inc. to Stanley Lau, M.D., to purchase up to 80,000 shares of common stock (on a post stock-split basis).

4.4**	Stock Purchase Warrant dated as of July 21, 2014, issued by Apollo Medical Holdings, Inc. to Yih Jen Kok, M.D., to purchase up to 20,000 shares of common stock (on a post stock-split basis).

4.5**	Warrant to Purchase Common Stock dated as of February 20, 2015, issued by Apollo Medical Holdings, Inc. to RedChip Companies, Inc., to purchase up to 10,000 shares of common stock (on a post stock-split basis).

4.6*	Common Stock Purchase Warrant dated as of October 14, 2015, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc., to purchase up to 1,111,111 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on October 19, 2015).

4.7*	Common Stock Purchase Warrant dated as of March 30, 2016, issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc., to purchase up to 555,555 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on April 4, 2016).

4.8*	Common Stock Purchase Warrant dated as of November 4, 2016, issued by Apollo Medical Holdings, Inc. to Scott Enderby D.O., to purchase up to 24,000 shares of common stock (filed as an exhibit to a Current Report on Form 8-K on November 10, 2016).

4.9*	Common Stock Purchase Warrant dated as of November 17, 2016, issued by Apollo Medical Holdings, Inc. to Liviu Chindris, M.D., to purchase up to 5,000 shares of common stock (filed as an exhibit to a Quarterly Report on Form 10-Q on February 14, 2017).

4.10*	Form of Warrant to be Issued as Merger Consideration (as Annex C to the joint proxy statement/prospectus that is a part of the Registration Statement Amendment No. 2 on Form S-4/A filed on November 9, 2017).

10.1*	Fifth Amendment to Registration Rights Agreement between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated as of July 26, 2017 (filed as an exhibit to a Current Report on Form 8-K on July 28, 2017).

10.2*	Amendment No. 1 to Intercompany Revolving Loan Agreement between Apollo Medical Management, Inc. and Maverick Medical Group, dated as of August 31, 2017 (filed as an exhibit to a Current Report on Form 8-K on September 6, 2017).

10.3*	Amendment No. 1 to Subordination Agreement between Apollo Medical Management, Inc. and Maverick Medical Group, Inc., dated as of August 31, 2017 (filed as an exhibit to a Current Report on Form 8-K on September 6, 2017).

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32***	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the respective exhibit of this Report.

**	Filed herewith.

***	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 14, 2017	By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)