Form 10-K
period 2017-12-31
Apollo Medical Holdings, Inc.
filed 2018-04-02
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                 .

Commission file number:  001-37392

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3837784
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1668 S. Garfield Avenue, 2nd Floor, Alhambra, CA 91801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (626) 282-0288

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $ 0.001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes ☒ No

The aggregate market value of common stock of the registrant held by non-affiliates, based upon the closing sales price for the common stock, as reported on OTC Pink as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter (before the registrant changed its fiscal year-end from March 31 to December 31 in December 2017), was $13,438,161. Solely for purposes of the foregoing calculation, shares of common stock held by each officer and director and by each person who owned 10% or more of the outstanding common stock as of September 30, 2017 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 28, 2018, there were 6,951,012 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding. In addition, as of the date of this Annual Report on Form 10-K, 25,675,630 (net of 3,039,749 holdback shares and 1,682,110 treasury shares) shares of the registrant’s common stock and 1,750,000 warrants to purchase the registrant’s common stock issuable to former shareholders of Network Medical Management, Inc. (“NMM”), in connection with a reverse merger between the registrant and NMM, are subject to the registrant receiving from those former NMM shareholders a properly completed letter of transmittal (and related exhibits) before such former NMM shareholders may receive their pro rata portion of shares of the registrant’s common stock and warrants.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 annual meeting of the stockholders of the registrant (the “2018 Annual Meeting”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2017.

Table of Contents

Apollo Medical Holdings, Inc.

Form 10-K

Fiscal Year Ended December 31, 2017

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our,” “Apollo,” “ApolloMed” and similar words are to Apollo Medical Holdings, Inc., its wholly owned subsidiaries and affiliated entities, including variable interest entities (“VIEs”).

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

The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the participation of APAACO, Inc. (“APAACO”) in the next generation accountable care organization (“NGACO”) model.

Trade names and trademarks of ApolloMed and its subsidiaries referred to herein and their respective logos, are our property. This Report may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations and intentions, any projections of earnings, revenue or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, strategies and objectives of management for future operations such as the material opportunities that we believe exist for our company; any statements concerning proposed services, developments, mergers or acquisitions such as our outlook of our NGACO and strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations and certain assumptions of management. Some or all of such beliefs, expectations and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and significant risks and uncertainties that could cause actual condition, outcomes and results to differ materially from those indicated by such statements. Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability to successfully locate new strategic targets and integrate our operations following mergers, acquisitions or other strategic transactions, including that the integration may be more costly or more time consuming and complex than anticipated and that synergies anticipated to be realized may not be fully realized or may take longer to realize than expected.

•	our dependence on a few key payors;

•	changes in federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the success of our focus on our NGACO, to which we have devoted, and intend to continue to devote, considerable effort and resources, financial and otherwise, including whether we can manage medical costs for patients assigned to us within the capitation received from CMS and whether we can continue to participate in the All-Inclusive Population-Based Payment (“AIPBP”) Mechanism of the NGACO Model as payments thereunder represent a significant part of our total revenues;

•	general economic uncertainty;

•	any adverse development in general market, business, economic, labor, regulatory and political conditions;

•	any outbreak or escalation of acts of terrorism or natural disasters;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	changes in laws and regulations and other market-wide developments affecting our industry in general and our operations in particular, including the impact of any change to applicable laws and regulations relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, registration and licensure, healthcare reform and reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue and the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new or revised federal and state healthcare laws;

•	risks related to our ability to raise capital as equity or debt to finance our growth and strategic transactions;

•	our ability to retain key individuals, including members of senior management;

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact of any potential future impairment of our assets;

•	risks related to changes in accounting literature or accounting interpretations; and

•	the fluctuations in the market value of our securities.

For a detailed description of these and other factors that could cause our actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A entitled “Risk Factors,” of this Annual Report on Form 10-K. In light of the foregoing, investors are advised to carefully read this Annual Report on Form 10-K in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. Except as required by law, we do not intend, and undertake no obligation, to update any statement, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

PART I

Item 1.	Business

Overview

We are a patient-centered and physician-centric, integrated health care delivery and management company focused on providing coordinated, outcomes-based medical care in a cost-effective manner. Led by a management team with several decades of experience, we have built a company and culture that is focused on population health management by coordinating high-quality medical care for patients in need. We believe that we are well-positioned to take advantage of changes in the rapidly evolving U.S. healthcare industry, as there is a growing national movement towards more results-oriented healthcare centered on the triple aim of patient satisfaction, high-quality care and cost efficiency. Our core pillars are: our robust network of physicians, our clinical expertise in population health management, our experience in taking on financial risk for these patients, and our technology infrastructure.

We serve patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists, primarily through our owned and affiliated physician groups. We promote an integrated approach to medical care that places the physician at the center of patient care. We manage the delivery of healthcare services via a network of affiliated physician groups, hospitals, as well as other network primary care physicians and specialists. Together with case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive data analysis engine, sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care to our managed care members.

We primarily operate from Los Angeles County, California. In December 2017, we completed a reverse merger with Network Medical Management, Inc. (“NMM”), a California corporation formed in 1994 (the “Merger”). As a result of the Merger, NMM became a wholly owned subsidiary of ApolloMed, former NMM shareholders own more than 80% of the issued and outstanding shares of ApolloMed’s common stock. The combined company operates under the Apollo Medical Holdings name. NMM is the larger entity in terms of assets, revenues and earnings. In addition, as of the closing of the Merger, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree), whereas NMM is considered to be the accounting acquirer (and legal acquiree).

Immediately following the Merger, our board of directors approved a change in our fiscal year-end from March 31 to December 31, to correspond with the fiscal year-end of NMM prior to the Merger. Our first fiscal year-end following the Merger thus was December 31, 2017.

All of our revenue is derived from business operations in California. As of December 31, 2017, through capitation agreements with HMOs including some of the nation’s leading health plans, we were responsible for coordinating primary and specialist care for approximately 800,000 covered patients primarily in southern and central California through a network of affiliated independent practice associations (“IPAs”) and medical groups with over 4,000 contracted physicians. These covered patients are comprised of managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or are eligible for Medicaid or Medicare benefits. As of December 31, 2017, our affiliated medical groups provided hospitalist services at multiple acute-care hospitals, long-term acute care facilities and outpatient clinics. ApolloMed and its subsidiaries generate revenue by providing administrative, medical management and clinical services to affiliated IPAs and medical groups. The administrative services cover primarily billing, collection, accounting, administrative, quality assurance, marketing, compliance and education. In addition, our NGACO, which served over 29,000 beneficiaries through 2017, is eligible to receive periodic advance payments from CMS for managing care for aligned beneficiaries.

We implement and operate different innovative health care models, primarily including the following integrated operations:

•	IPAs, which contract with physicians and provide care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;

•	Management service organizations (“MSOs”), which provide management, administrative and other support services to our affiliated physician groups such as IPAs;

•	APAACO, which started operations on January 1, 2017, and previously, several accountable care organizations (“ACOs”), which participated in the Medicare Shared Savings Program (the “MSSP”) sponsored by CMS and focused on providing high-quality and cost-efficient care to Medicare fee-for-service (“FFS”) patients;

•	Outpatient clinics providing specialty care, including an ambulatory surgery center and a cardiac clinic care and diagnostic testing center;

•	Hospitalists, which includes our employed and contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients;

•	Hospice/palliative care and home health services; and

•	A cloud-based population health management IT platform, which includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and also integrates clinical data.

We operate in one reportable segment, the healthcare delivery segment. Our revenue streams are diversified among our various operations and contract types, and include:

•	Capitation payments;

•	Risk pool settlements and incentives;

•	Management fees, including stipends from hospitals and percentages of collections;

•	Payments made by CMS from the NGACO Model, and, while we are transitioning from the MSSP to the NGACO Model, payments made by CMS, if any, from the MSSP; and

•	FFS reimbursement.

ApolloMed’s common stock is listed on the NASDAQ Capital Market and traded under the symbol “AMEH.”

Organization

Subsidiaries

We operate through our subsidiaries, primarily including:

•	NMM;
•	Apollo Medical Management, Inc. (“AMM”);
•	APAACO;
•	Apollo Palliative Services, LLC (“APS”); and
•	Apollo Care Connect, Inc. (“Apollo Care Connect”).

Each of NMM and AMM operates as a MSO and is in the business of providing management services to physician practice corporations under long-term management and/or administrative services agreements (“MSAs”), pursuant to which NMM or AMM, as applicable, manages certain non-medical services for the physician group and has exclusive authority over all non-medical decision making related to ongoing business operations. The MSAs generally provide for management fees that are recognized as earned based on a percentage of revenue or cash collections generated by the physician practices. We operated two additional MSOs, Pulmonary Critical Care Management, Inc. and Verdugo Medical Management, Inc., which are no longer active to any material extent.

APAACO, jointly owned by NMM and AMM, participates in the NGACO Model of CMS as of January 2017. The NGACO Model is a new CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model.

We operated three ACOs that participated in the MSSP to serve the Medicare FFS population: ApolloMed Accountable Care Organization, Inc. (“Apollo-ACO”), majority owned by ApolloMed, as well as APCN-ACO, Inc. (“APCN-ACO”) and Allied Physicians ACO, LLC (“AP-ACO”), wholly owned by NMM. As we are transitioning to the NGACO Model, patients and physicians with the three ACOs have substantially been transferred to APAACO.

APS, in which we have a majority interest, provides palliative care services to provide relief from the symptoms and stress of a serious illness to improve quality of life for both the patient and the patient’s family and owns two Los Angeles-based companies, Best Choice Hospice Care LLC and Holistic Care Home Health Agency Inc.

Apollo Care Connect provides a cloud and mobile-based population health management platform, with an emphasis on chronic care management and high-risk patient management in addition to a comprehensive platform for total patient engagement. Features include a personal health assistant that allows patients to view their health data and interact with their physician and care managers, and evidence-based digital care plans that leverage our expertise in clinical care, care coordination and medical risk management to deliver value-based care.

Variable Interest Entities

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting. California is a corporate practice of medicine state.

Therefore, in addition to our subsidiaries, we mainly operate by maintaining long-term management services agreements with our affiliated IPAs, which are owned and operated by a network of independent primary care physicians and specialists, and which employ or contract with additional physicians to provide medical services. Under such agreements, we provide and perform non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support.

NMM has entered into MSAs with several affiliated IPAs, including Allied Physicians of California IPA (“APC”). APC contracts with various HMOs or licensed health care service plans, each of which pays a fixed capitation payment to APC. In return, APC arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity (“VIE”) of NMM as NMM is the primary beneficiary of APC with the ability, through majority representation on the APC Joint Planning Board, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance.

Through AMM, we manage a number of our affiliates pursuant to their long-term MSAs with AMM, including: ApolloMed Hospitalists (“AMH”), a physician group that provides hospitalist, intensivist and physician advisor services, Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing, and Bay Area Hospitalist Associates (“BAHA”), which operates a hospitalist, intensivist and post-acute care practice with a presence at three acute care hospitals, one long-term acute care hospital and several skilled nursing facilities in San Francisco. Each of AMH, SCHC, and BAHA are VIEs of AMM as it was determined that AMM is the primary beneficiary of such entities. Concourse Diagnostic Surgery Center, LLC (“CDSC”) is an ambulatory surgery center in City of Industry, California. The facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare. CDSC is consolidated as a VIE by APC as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC. AHMC International Cancer Center (“ICC”) provides comprehensive, compassionate post-cancer-diagnosis care and a wide range of support services. Effective on October 31, 2017, ICC was determined to be a VIE of APC and is consolidated by APC as it was determined that APC is the primary beneficiary of ICC through its power and obligation to absorb losses and rights to receive benefits that could potentially be significant to ICC. The results of operations of ICC from October 31, 2017 to December 31, 2017 were de minimis.

APC, AMH, SCHC, BAHA, CDSC and ICC, therefore, are consolidated in the accompanying financial statements.

Investments

We invested in several entities in the healthcare industry through APC, our VIE. Universal Care Acquisition Partners, LLC (“UCAP”), a wholly owned subsidiary of APC, holds a 48.9% ownership interest and 50% voting interest in Universal Care, Inc. (“UCI”), a private full-service health plan that contracts with CMS under its Medicare Advantage. Pacific Ambulatory Surgery Center, LLC (“PASC”), in which APC has a 40% non-controlling ownership interest, is a multi-specialty outpatient surgery center that is certified to participate in the Medicare program and accredited by the Accreditation Association for Ambulatory Health Care. APC also holds a 4.95% ownership interest in ApolloMed.

Due to laws prohibiting a California professional corporation which has more than one shareholder (such as APC) from being a shareholder in another California professional corporation, APC cannot directly own shares in other professional corporations in which APC has invested. An exception to this prohibition, however, permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, APC-LSMA, a designated shareholder professional corporation solely owned by Dr. Thomas Lam and controlled by APC, holds non-controlling ownership interests in several medical corporations, including the IPA line of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”) and David C.P. Chen M.D., Inc. (“DMG”). The IPA line of business of LMA operates four neighborhood medical centers and serves patients across Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties, California, with which NMM has a management services agreement. PMIOC offers comprehensive diagnostic imaging services at its facilities. DMG, doing business as Diagnostic Medical Group, operates complete outpatient imaging centers to improve the detection and treatment of heart disease. Maverick Medical Group, Inc. (“MMG”), an IPA wholly owned by APC-LSMA, provided medical and business management services to its members and focuses on meeting special needs of the senior population.

Our Industry

Industry Overview

U.S. healthcare spending has increased steadily over the past 20 years. According to CMS, the estimated total U.S. healthcare expenditures are expected to grow by 5.6% from 2016 to 2025, and 4.7 percent per year on a per capita basis. Health spending is projected to grow 1.2% faster than the U.S. gross domestic product over the 2016-2025 projection period, and as a result, the healthcare share of gross domestic product is expected to rise from 17.8% in 2015 to 19.9 percent by 2025. CMS further reports that health spending growth by federal, state and local governments is projected to outpace growth by private payors such businesses and households (5.9% compared to 5.4%, respectively, over the 2016-2025 projection period) in part due to ongoing strong enrollment growth in Medicare or Medicaid coupled with the continued governments subsidizing premiums for lower income enrollees.

Managed care health plans were developed in the U.S. primarily during the 1980s, in an attempt to mitigate the rising cost of providing health care to populations covered by health insurance. These managed care health plans enroll members through their employers in connection with federal Medicare benefits or state Medicaid programs. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals now turning 65 are likely more familiar with the managed care setting than previous Medicare populations. The healthcare industry, however, is highly regulated by various government agencies and heavily relies on reimbursement and payments from government sponsored programs such as Medicare and Medicaid. Companies in the healthcare industry therefore have to organize and operate around, and face challenges from, idiosyncratic laws and regulations.

Many health plans recognize both the opportunity for growth from adding members as well as the potential risks and costs associated with managing additional members. In California, many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as us and our affiliated physician groups. These integrated health care systems offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the health care needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the U.S., health plans often prospectively pay the integrated health care system a fixed capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to integrated health care systems, in the aggregate, represent a prospective budget from which the system manages care-related expenses on behalf of the population enrolled with that system. To the extent that these systems manage such expenses under the capitated levels, the system realizes an operating profit. On the other hand, if the expenses exceed projected levels, the system will realize an operating deficit. Since premiums paid represent a substantial amount per person, there is a significant revenue opportunity for an integrated medical system that is able to effectively manage health care costs for the capitated arrangements entered into by its affiliated physician groups.

Industry Trends and Demand Drivers

We believe that the healthcare industry is undergoing a significant transformation and the demand for our offerings is driven by the confluence of a number of fundamental healthcare industry trends, including:

Shift to Value-Based and Results-Oriented Models. According to the 2017 National Health Expenditure Projections prepared by CMS, healthcare spending in the U.S. is projected to have increased 4.6% on a year-over-year basis to $3.5 trillion in 2017, representing 17.9% of U.S. Gross Domestic Product (“GDP”). CMS projects healthcare spending in the U.S. to increase to approximately 20% of GDP by 2026. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. It is argued that the fee-for-service reimbursement model has played a major role in increasing the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the fee-for-service reimbursement model toward value-based, capitated payment models that are designed to incentivize value and quality at an individual patient level. The number of Americans covered by capitated payment programs continues to increase, which drives more coordinated and outcomes-based patient care.

Increasingly Patient-Centered. More patients want to take a more active and informed role in how their own healthcare is delivered. This transformation results in the healthcare marketplace becoming increasingly patient-centered and requires providers to deliver team-based, coordinated and accessible care to stay competitive.

Added Complexity. In the healthcare space, more sophisticated technology has been employed, new diagnostics and treatments have been introduced, research and development have expanded, and regulations have multiplied. This expanding complexity drives a growing and continuous need for integrated care delivery systems.

Integration of Healthcare Information. Across the healthcare landscape, a significant amount of data is being created every day, driven by patient care, payment systems, regulatory compliance, and record keeping. As the amount of healthcare data continues to grow, it becomes increasingly important to connect disparate data and apply insights in a targeted manner in order to better achieve the goals of higher quality and more efficient care.

Integrated Medical Systems

Integrated medical systems that are able to pool a large number of patients, such as us and our affiliated physician groups, are positioned to take advantage of industry trends, meet patient and government demands, and benefit from cost advantages due to their scale of operation and integrated approach of care delivery. In addition, integrated medical systems with years of managed care experience can leverage their expertise and sizeable medical data to identify specific treatment strategies and interventions, improve the quality of medical care and lower cost. Many integrated medical systems have also established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high quality care delivered to members and initiate improvement efforts for physicians whose performance can be enhanced.

IPAs and MSOs

An IPA is an association of independent physicians, or other organization that contracts with independent physicians, and provides services to HMOs, which are medical insurance groups that provide health services generally for a fixed annual fee, on a negotiated per capita rate, flat retainer fee, or negotiated FFS basis. Because of the prohibition against corporate practice of medicine under certain state laws, MSOs are formed to provide management and administrative support services to affiliated physician groups such as IPAs. These services include payroll, benefits, human resource services, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding and other consulting services.

NGACOs and MSSP ACOs

CMS established the NGACO Model to test whether health outcomes will improve and Medicare Parts A and B expenditures for Medicare beneficiaries will decrease if ACOs (1) accept a higher level of financial risk compared to the existing MSSP model, and (2) are permitted to select certain innovative Medicare payment arrangements and to offer certain additional benefit enhancements to their assigned Medicare beneficiaries. As a result, ACOs generally assume higher levels of financial risk and reward under the NGACO Model. CMS also established the MSSP to improve the care quality and reduce costs for beneficiaries in the Medicare FFS program. MSSP promotes accountability, facilitates coordination and cooperation among care providers, and encourages investment in infrastructure and redesign of care processes.

Outpatient Clinics

Ambulatory surgery centers and other outpatient clinics are healthcare facilities that specialize in performing outpatient surgeries, ambulatory treatments and diagnostic and other services in local communities. As medical care has increasingly been delivered in clinic settings, many integrated medical systems also operate healthcare facilities primarily focused on the diagnosis and/or care of outpatients, including those with chronic conditions such as heart disease and diabetes, to cover the primary healthcare needs of local communities.

 Hospitalists

Hospitalists are doctors specialized in the care of patients in the hospital. Hospitalists assume the inpatient care responsibilities otherwise provided by primary care or other attending physicians and are reimbursed through the same billing procedures as other physicians. Hospitalists tend to focus exclusively on inpatient care. By practicing in the same facilities, hospitalists perform consistent functions, interact regularly with the same healthcare professionals and thus are familiar with specific and unique hospital processes, which can result in greater efficiency, less process variability and better outcomes. Through managing the treatment of a large number of patients with similar clinical needs, hospitalists generally develop practice expertise in both the diagnosis and treatment of common conditions that require hospitalization. For these reasons, hospitalists have an increasingly important role in improving care quality. According to the Society of Hospital Medicine, in the U.S., the number of hospitalists grew in the past decade from a few hundred to more than 50,000 by 2016, making it one of the fastest-growing medical specialties, and the percentage of hospitals using hospitalists increased to more than 70% by 2014.

Hospice/Palliative Care and Home Health Care Companies

Hospice/palliative care companies serve chronically, terminally or seriously ill patients and their families. Comprehensive management of the healthcare services and products needed by such patients and their families are provided through the use of an interdisciplinary team. Depending upon his or her needs, each patient is assigned an interdisciplinary team comprised of a physician, nurse(s), home health aide(s), social worker(s), chaplain, dietary counselor and bereavement coordinator, as well as other care professionals. Hospice/palliative care services are provided primarily in the patient’s home or other residence, such as an assisted living residence or nursing home, or in a hospital. Medicare’s hospice benefit is designed for patients expected to live six months or less. Hospice/palliative care services for a patient can continue, however, for more than six months, as long as the patient remains eligible as reflected by a physician’s certification. Home health care companies provide direct home nursing and therapy services in addition to nutrition and disease management education. These services are provided by licensed and Medicare-certified skilled nurses and other paraprofessional nursing personnel.

Population Health Management

Population health management (“PHM”) is a central trend within healthcare delivery, which includes the aggregation of patient data across multiple health information technology resources, the analysis of that data into a single, actionable patient record, and the actions through which care providers can improve both clinical and financial outcomes. PHM seeks to improve the health outcomes, by monitoring and identifying individual patients, aggregating data, and providing a comprehensive clinical picture of each patient. Using that data, providers can track, and hopefully improve, clinical outcomes while lowering costs. A successful PHM requires a robust care and risk management infrastructure, a cohesive delivery system, and a well-managed partnership network.

Our Business Operations

IPAs

Each of our affiliated IPAs is comprised of a network of independent primary care physicians and specialists who collectively care for patients and contracts with HMOs to provide physician services to their enrollees typically under capitated arrangements. Under the capitated model, a HMO pays the IPA a capitation payment and assigns it the responsibility for providing physician services required by patients. The IPA physicians are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. Most of the HMO agreements have an initial term of two years renewing automatically for successive one-year terms. The HMO agreements generally allow either party to terminate the HMO agreements without cause typically with a four to six month advance notice and provide for a termination for cause by the HMO at any time.

MSOs

Our MSOs generally provide services to our affiliated IPAs or ACOs under long-term MSAs, pursuant to which they manage certain non-medical services for the physician groups and have exclusive authority over all non-medical decision making related to ongoing business operations. These services include but are not limited to:

•	Physician recruiting;
•	Physician and health plan contracting;
•	Medical management, including utilization management and quality assurance;
•	Provider relations;
•	Member services, including annual wellness evaluations; and
•	Pre-negotiating contracts with specialists, labs, imaging centers, nursing homes and other vendors.

NGACO

On January 18, 2017, CMS announced that APAACO had been approved to participate in the NGACO Model. APAACO has begun operations under this new model. We have devoted, and expect to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model. In connection with APAACO’s participation in the NGACO Model, CMS and APAACO have entered into the Participation Agreement. The initial term of the Participation Agreement expires on December 31, 2018. CMS may offer to renew the Participation Agreement for an additional two performance years. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein, and CMS has the authority to alter or change the program over this time period.

In advance of its participation in the NGACO Model, APAACO entered into agreements with over 700 medical care providers, including physicians, hospitals, nursing facilities and multiple labs, radiology centers, outpatient surgery centers, dialysis clinics and other service providers. APAACO negotiated discounted rates and such providers agreed to receive 100% of their claims for beneficiaries reimbursed by APAACO.

Among many requirements to be eligible to participate in the NGACO Model, ACOs must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. APAACO started its 2017 performance year with more than 29,000 assigned Medicare beneficiaries. This number may decrease if beneficiaries join a managed care plan, pass away or move out of the service area.

Under the Participation Agreement, APAACO shall require its participants and preferred providers to make medically necessary covered services available to beneficiaries in accordance with applicable laws, regulations and guidance, and APAACO and its participants may not participate in any other Medicare shared savings initiatives.

There are different levels of financial risk and reward that an ACO may select under the NGACO Model, and the extent of risk and reward may be limited on a percentage basis. The NGACO Model offers two risk arrangement options. In Arrangement A, the ACO takes 80% of Medicare Part A and Part B risk. In Arrangement B, the ACO takes 100% of Medicare Part A and Part B risk. Under each risk arrangement, the ACO can cap aggregate savings and losses anywhere between 5% to 15%. The cap is elected annually by the ACO. APAACO has opted for Risk Arrangement A and a shared savings and losses cap of 5%.

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

APAACO opted for, and was approved by CMS effective on April 1, 2017 to participate in, the AIPBP track, which is the most advanced risk-taking payment model. When approved, APAACO was the only ACO participating in the AIPBP track, out of 44 ACOs approved for the NGACO Model in the U.S. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s patients and then pays that projected amount to APAACO in a per-beneficiary, per-month payment, and APAACO is responsible for paying all Part A and Part B costs for in-network participating providers and preferred providers with whom it has contracted. Between April and December 2017, this resulted in APAACO receiving approximately $9.3 million per month from CMS. In 2018, we continue to be eligible for receiving AIPBP payments (currently at a rate of approximately $7.3 million per month).

 MSSP ACOs

We operated three MSSP ACOs that contracted with CMS to serve the Medicare FFS population. Our ACOs shared savings with CMS, if any, to the extent that the actual costs of serving aligned beneficiaries were below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. As providers enrolling in our NGACO continue to increase and their patients become beneficiaries under the NGACO, we have gradually decreased the number of beneficiaries managed by our MSSP ACOs and transitioned their operations. AP-ACO terminated its participation in the MSSP effective as of December 31, 2016. APCN-ACO and Apollo-ACO terminated their participation in the MSSP effective as of December 31, 2017 but will still need to submit quality reports to CMS with respect to 2017 performance year and may qualify for shared savings for that year, if any. In 2017, APCN-ACO received approximately $2.8 million in shared savings for performance year 2016 while AP-ACO and Apollo-ACO did not received shared savings for performance year 2016.

Outpatient Clinics

Our affiliated outpatient clinics, including SCHC, CDSC, PASC, ICC and PMIOC, provide specialty care, such as ambulatory care, lab and imaging services and cardiology and pulmonary services. We have several affiliated imaging centers complete with magnetic resonance imaging (“MRI”), compound tomography (“CT”), cardiac echo, ultrasound, nuclear or exercise stress-test equipment. Some of our affiliated clinics focus on efficient delivery of ambulatory treatment and ancillary services, with an increasing emphasis on preventive care and managing chronic conditions. Some of our affiliated clinics serve as post-discharge centers for patients who left hospitals. Our affiliated clinics are mainly located in the greater Los Angeles area, have served their communities for many years, and attended more than 25,000 patient visits during 2017.

Hospitalist Services

Through our affiliated medical groups, including AMH, we provide hospitalist, intensivist and physician advisor services at hospitals and other facilities and for IPAs, medical groups and health plans. These services include admission, daily rounding and discharge of patients, emergency room evaluation and intensivist/ICU services. We expect to continue to enter into new agreements to provide comprehensive hospitalist services to patients in need.

Hospice/Palliative Care and Home Health Care Operations

Our hospice/palliative care and home health operations provide services for patients using an interdisciplinary team composed of physicians, nurses and other healthcare workers. For hospice services, depending on the needs of the specific patient in each case, our service team may include a physician, nurse, home health aide, medical social worker, chaplain, dietary counselor and bereavement coordinator. Our hospice/palliative care services are provided in the patient's home, assisted living or nursing home or in a hospital. Our home health services are provided directly in each patient’s home and may include nursing and therapy services, as well as specialty programs such as disease management education, nutrition and help with daily living activities.

Population Health Management Platform

Our proprietary cloud and mobile-based population health management platform, Apollo Care Connect, includes an inpatient dashboard, care management modules, digital care plans for patients with chronic illnesses and features that allow patients to view their health data, interact real-time with their physicians and care managers and extract clinical and claims data from multiple electronic health records and claims systems.

Our Revenue Streams

Our revenue reflected in the accompanying financial statements includes revenue generated by our subsidiaries and consolidated entities. Revenue generated by consolidated entities, however, does not necessarily result in available or distributable cash for ApolloMed. Our revenue streams flow from various multi-year renewable contractual arrangements that vary by types of our business operations in the following manners:

Capitation Revenue

Our capitation revenue consists primarily of capitated fees for medical services provided by us under provider service agreements (“PSAs”) or capitated arrangements with various managed care providers including HMOs. Capitated fees are typically prepaid monthly to us based on the number of enrollees electing us as their healthcare provider. Capitation is a fixed amount of money per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. The actual amount paid is determined by the ranges of services provided, the number of patients enrolled, and the period of time during which the services are provided. Capitation rates are generally based on local costs and average utilization of services. Because Medicare pays capitation using a “risk adjustment model,” which compensates managed care providers based on the health status (acuity) of each individual enrollee, managed care providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less, capitation that can be allocated to service providers. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.

Risk Pool Settlements and Incentives

Capitation arrangements are sometimes supplemented by risk sharing arrangements. We have two different types of capitation risk sharing arrangements: full risk and shared risk arrangements.

We have full risk capitation arrangements with certain health plans and local hospitals, which are administered by third parties, where the hospital is responsible for providing, arranging and paying for institutional risk and the Company is responsible for providing, arranging and paying for professional risk. Under a full risk sharing agreement, we generally receive a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Any deficits should not be payable until and unless we generate  (and only to the extent of any) risk sharing surpluses, and at the termination of the risk sharing arrangement, any accumulated deficit should be extinguished. Advance settlement payments are typically made quarterly in arrears if there is a surplus. However, due to the uncertainty around the settlement of the related incurred but not reported (“IBNR”) reserve, we recognize the risk pool settlement revenue when such amounts are known.

Under capitated arrangements with certain HMOs, we participate in one or more shared risk arrangements relating to the provision of institutional services to enrollees and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where the Company is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, should not be payable until and unless we generate  (and only to the extent of any) risk sharing surpluses. At the termination of the HMO contract, any accumulated deficit should be extinguished. Due to the lack of access to information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are only recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.

In addition to risk sharing, some HMOs maintain incentive or “pay-for-performance” programs to compensate for improved quality of services and/or efficient use of pharmacy supplies, pursuant to which we may receive performance linked financial rewards based on their reported resource utilization rates. The incentive programs track specific performance measures and calculate payments to us based on the performance measures. These incentives for the prior contract years are generally recorded in the third or fourth quarter of the following year when such amounts are known.

Management Fee Income

Our management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by us to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. Such variable supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. Our management fee income also includes revenue sharing payments from our partners based on their non-medical services.

NGACO Revenue

Through APAACO, we participate in the AIPBP track of the NGACO Model sponsored by CMS. Under the NGACO Model, CMS grants us a pool of patients to manage (direct care and pay providers) based on a budget established with CMS. We are responsible to manage medical costs for these patients. The patients will receive services from physicians and other medical service providers that are both in-network and out-of-network. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s assigned patients and pays that projected amount to us in monthly installments, and we are responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by us to provide services to the assigned patients. We record such capitation received from CMS as revenue when paid to us, as we are primarily liable for provider obligations, we are assuming the credit risk for the services provided by in-network providers, and we have control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed or paid by CMS and our profits or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to our risk share agreement with CMS, we will be eligible to receive the surplus or be liable for the deficit according to the budget established by CMS based on our efficiency or lack thereof, respectively, in managing how the patients assigned to us by CMS are served by in-network and out-of-network providers. Our profits or losses on providing such services are both capped by CMS. We recognize such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. In accordance with Accounting Standards Codification (“ASC”) 605-45-45, “Revenue Recognition: Principal Agent Considerations,” we record the NGACO revenues on the gross basis. We also have arrangements for billing and payment services with the medical providers within the NGACO network. We retain certain defined percentages of the payments made to the providers in exchange for using our billing and payment services. The revenue for this service is earned as payments are made to medical providers.

FFS Revenue

Our FFS revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted physicians outside capitation arrangements, which are billed to patients or their third-party payors. Payments for such services are expected to result in cash flows and are therefore reflected as revenue in our consolidated financial statements. FFS revenue is recognized in the period in which the services are rendered and is reduced by the estimated impact of contractual allowances and policy discounts in the case of third-party payors. The recognition of net revenue (gross charges less contractual allowances) from FFS arrangements is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to our billing center for medical coding and entering into our billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering such information into our billing systems and an estimate of the revenue associated with medical services.

MSSP Shared Savings

We participated in the MSSP sponsored by CMS and share cost savings generated, if any. If we meet the MSSP’s quality performance standards, we will be eligible to receive a share of the savings to the extent medical expenditures for aligned beneficiaries are below the medical expenditure benchmark provided by CMS. Payments to us under the MSSP program are uncertain and calculated annually by CMS based on cost savings generated by us relative to the CMS benchmark. If such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned. Therefore, we either receive the full amount of our allocable cost savings or nothing. As shared savings are contingent upon the realization of qualified savings as determined by CMS, they are not considered earned and therefore not recognized as revenue until CMS notifies us about any imminent payments.

CMS determined that Apollo-ACO, APCN-ACO and AP-ACO did not meet the minimum savings threshold in the 2015 and 2016 performance years and therefore shall not receive the “all or nothing” annual shared savings payment in calendar years 2016 and 2017. We are in the process of submitting quality reports to CMS and qualifying for shared savings for the 2017 performance year, if any. Because we are transitioning to the NGACO Model, we do not anticipate receiving shared savings from the MSSP for 2018 and subsequent performance years.

Our Key Payors

We have a few key payors that represent a significant portion of our net revenue. For the years ended December 31, 2017 and 2016, four payors accounted for an aggregate of 54.6% and 58.5% of our total net revenue, respectively.

Our Strengths and Advantages

The following are some of the material opportunities that we believe exist for our company.

Combination of Clinical, Administrative and Technology Capabilities

We believe our key strength lies in our combined clinical, administrative and technology capabilities. While many companies separately provide clinical, MSO or technology support services, to our knowledge there are currently very few organizations like us that provide all three types of services to over one million patients.

Diversification

Through our subsidiaries, consolidated affiliates and invested entities, we have been able to reduce our business risk and increase revenue opportunities by diversifying our service offerings and expanding our ability to manage patient care across a horizontally integrated care network. Our revenue is spread across our operations. Additionally, with our ability to monitor and manage care within our wide network, we are an attractive business partner to health plans, hospitals, IPAs and other medical groups seeking to provide better care at lower costs.

Strong Management Team

Our management team has, collectively, decades of experience managing physician practices, risk-based organizations, health plans, hospitals and health systems, a deep understanding of the healthcare marketplace and emerging trends, and a vision for the future of healthcare delivery led by physician-driven healthcare networks.

A Robust Physician Network

As of December 31, 2017, our physician network consisted of over 4,000 contracted physicians, including primary care physicians, specialist physicians and hospitalists, through our affiliated physician groups and ACOs.

Cultural Affinities with Patients

In addition to delivering premium health care, we believe in the importance of providing services that are sensitive to the needs of local communities, including their cultural affinities, which are shared by physicians within our affiliated IPAs and medical groups, and thus promoting patients’ comfort in communicating with care providers.

Long-Standing Relationships with Partners

We have developed long-standing relationships with and have earned trust from multiple health plans, hospitals, IPAs and other medical groups that have helped to generate recurring contractual revenue for us.

Comprehensive and Effective Healthcare Management Programs

We offer comprehensive and effective healthcare management programs to patients. We have developed expertise in population health management and care coordination, in proper medical coding, which results in improved Risk Adjustment Factor (“RAF”) scores and higher payments from health plans, and in improving quality metrics in both inpatient and outpatient settings and thus patient satisfaction and CMS scores. Using our own proprietary risk assessment scoring tool, we have also developed our own protocol for identifying high-risk patients.

Competition

The healthcare industry is highly competitive and fragmented. We compete for customers across all of our services with other health care management companies such as MSOs and healthcare providers such as local, regional and national networks of physicians, medical groups and hospitals, many of which are substantially larger than us and have significantly greater financial and other resources, including personnel, than what we have.

IPAs

Our affiliated IPAs compete with other IPAs, medical groups and hospitals, many of which have greater financial, personnel and other resources available to them. In the greater Los Angeles area, examples of such competitors include Regal Medical Group and Lakeside Medical group, which are part of Heritage Provider Network (“Heritage”), as well as HealthCare Partners, which is owned by DaVita Medical Group (“DaVita”).

 ACOs

Our NGACO competes with sophisticated provider groups in the creation, administration, and management of ACOs, including MSSP ACOs and NGACOs, many of which have greater financial, personnel and other resources available to them. For example, in the greater Los Angeles area, major competitors of APAACO include Heritage California ACO and DaVita Medical ACO California.

Outpatient Clinics

Our outpatient clinics compete with large ambulatory surgery centers and/or diagnostic centers such as Foothill Cardiology (California Heart Medical Group), RadNet and Envision Healthcare, many of which have greater financial, personnel and other resources available to them, as well as smaller clinics that have ties to local communities. HealthCare Partners also has its own urgent care centers, clinics and diagnostic centers.

Hospitalists

Because individual physicians may provide hospitalist services if they have necessary credentials and privileges and thus the markets for hospitalist services are highly fragmented, our affiliated hospitalist groups face competition primarily from numerous small inpatient practices in existing and expanding markets but also compete with large physician groups, many of which have greater financial, personnel and other resources available to them. Some of such competitors operate on a national level, including EmCare, Team Health and Sound Physicians.

Hospice/Palliative Care and Home Health Care Operations

Palliative care and hospice care providers include not-for-profit and charity-funded programs with strong ties to their local communities and for-profit programs, many of which have greater financial, personnel and other resources available to them. Home health care providers include facility-based organizations, such as hospitals or nursing homes, and companies, many of which have greater financial, personnel and other resources available to them. For example, in the greater Los Angeles area, competitors of APS include Vitas and Lakeview.

Regulatory Matters

As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government agencies including the Office of Inspector General (“OIG”), the Department of Justice, CMS and various state authorities. These laws and regulations often are interpreted broadly and enforced aggressively. Imposition of liabilities associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that our practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit our expansion or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Below are brief descriptions of some, but not all, of such laws and regulations that affect our business operations.

Corporate Practice of Medicine

Our consolidated financial statements include our subsidiaries and VIEs. Some states have laws that prohibit business entities with non-physician owners, such as ApolloMed and its subsidiaries, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians; which are generally referred to as corporate practice of medicine. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine.

California is a corporate practice of medicine state. Therefore, we operate by maintaining long-term MSAs with our affiliated IPAs and medical groups, each of which is owned and operated by physicians only and employs or contracts with additional physicians to provide medical services. Under such MSAs, our wholly owned MSOs are contracted to provide non-medical management and administrative services such as financial and risk management as well as information systems, marketing and administrative support to the IPAs and medical groups. The MSAs typically have an initial term of 20 years and are generally not terminable by our affiliated IPAs and medical groups except in the case of bankruptcy, gross negligence, fraud, or other illegal acts by the contracting MSO.

Through the MSAs and the relationship with the physician owners of our medical affiliates, we have exclusive authority over all non-medical decisions related to the ongoing business operations of those affiliates. Consequently, ApolloMed consolidates the revenue and expenses of such affiliates as their primary beneficiary from the date of execution of the applicable MSA. When necessary, Dr. Thomas Lam or Dr. Hosseinion, one of our Co-Chief Executive Officers, including through entities in which he is the sole shareholder, serves as nominee shareholder, on ApolloMed’s behalf, of affiliated medical practices, in order to comply with corporate practice of medicine laws and certain accounting rules applicable to consolidated financial reporting by our affiliates as VIEs.

While under these arrangements our MSOs perform only non-medical functions, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by physicians. The California Medical Board, as well as other state’s regulatory bodies, has taken the position that MSAs that confer too much control over a physician practice to MSOs may violate the prohibition against corporate practice of medicine. Some of the relevant laws, regulations, and agency interpretations in California and other states that have corporate practice prohibitions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities. Other parties, including our affiliated physicians, may assert that, despite these arrangements, ApolloMed and its subsidiaries are engaged in the prohibited corporate practice of medicine or that such arrangements constitute unlawful fee-splitting between physicians and non-physicians. If this occurred, we could be subject to civil or criminal penalties, our MSAs could be found legally invalid and unenforceable in whole or in part, and we could be required to restructure arrangements with our affiliated IPAs and medical groups. If we were required to change our operating structures due to determination that a corporate practice of medicine violation existed, such a restructuring might require revising our MSOs’ management fees.

False Claims Acts

The False Claims Act, 31 U.S.C. §§ 3729 - 3733, imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the federal government. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the False Claims Act in the name of the federal government and may share in the proceeds of a successful suit. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. By way of illustration, these prosecutions may be based upon alleged coding errors, billing for services not rendered, billing services at a higher payment rate than appropriate, and billing for care that is not considered medically necessary. The federal government and a number of courts have taken the position that claims presented in violation of certain other statutes, including the federal Anti-Kickback Statute or the Stark Law, can also be considered a violation of the False Claims Act based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments.

A number of states including California have enacted laws that are similar to the federal False Claims Act. Under Section 6031 of the Deficit Reduction Act of 2005 (“DRA”), as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, more states are expected to enact laws that are similar to the federal False Claims Act in the future along with a corresponding increase in state false claims enforcement efforts. In addition, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues. At this time, we are not required to comply with section 6032 because we receive less than $5.0 million in Medicaid payments annually from any one state. However, we may likely be required to comply in the future as our Medicaid billings increase.

Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act of 1972 that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Patient Protection and Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.

Due to the breadth of the Anti-Kickback Statute’s broad prohibitions, statutory exceptions exist that protect certain arrangements from prosecution. In addition, the OIG has published safe harbor regulations that specify arrangements that are deemed protected from prosecution under the Anti-Kickback Statute, provided all applicable criteria are met. The failure of an activity to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute, but these arrangements may be subject to scrutiny and prosecution by enforcement agencies. We may be less willing than some competitors to take actions or enter into arrangements that do not clearly satisfy the OIG safe harbors and suffer a competitive disadvantage.

Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state. For example, California has adopted the Physician Ownership and Referral Act of 1993 (“PORA”). PORA makes it unlawful for physicians, surgeons and other licensed professionals to refer a person for certain health care services if they have a financial interest with the person or entity that receives the referral. While PORA also provides certain exemptions from this prohibition, failure to fit within an exemption in violation of PORA can lead to a misdemeanor offense that may subject a physician to civil penalties and disciplinary action by the Medical Board of California.

We cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the federal Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Stark Laws

The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain imaging services (e.g., MRI, CT, ultrasound), and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

Because the Stark Law and implementing regulations continue to evolve and are detailed and complex, while we attempt to structure its relationships to meet an exception to the Stark Law, there can be no assurance that the arrangements entered into by us with affiliated physicians and facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $15,000 for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme.

Some states have enacted statutes and regulations against self-referral arrangements similar to the federal Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. An adverse determination under these state laws and/or the federal Stark Law could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Health Information Privacy and Security Standards

The privacy regulations Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning the use and disclosure of individually identifiable health information (“PHI”) by entities like our MSOs and affiliated IPAs and medical groups. HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including billing and claim collection activities.

Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. A HIPAA covered entity must also promptly notify affected individuals where a breach affects more than 500 individuals and report annually breaches affecting fewer than 500 individuals.

State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents and enjoin further violations. Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused.

We expect increased federal and state privacy and security enforcement efforts.

Knox-Keene Act and State Insurance Laws

The Knox-Keene Health Care Service Plan Act of 1975 (Health and Safety Code Section 1340, et seq.), as amended (the “Knox-Keene Act”), is the California law that regulates managed care plans. Neither our MSOs nor their managed medical groups and IPAs hold a Knox-Keene license. Some of the medical groups and IPAs that have entered into MSAs with our MSOs have historically contracted with health plans and other payors to receive capitation payments and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payors separately enter into contracts with hospitals that receive payments and assume some type of contractual financial responsibility for their institutional services. In some instances, our affiliated medical groups and IPAs have been paid by their contracting payor for the financial outcome of managing the care costs associated with both the professional and institutional services received by patients and have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues and has been responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. While our MSOs and their managed medical groups and IPAs are not contractually obligated to pay claims to hospitals or other institutions under these arrangements, if it is determined that our MSOs or the medical groups and IPAs have been inappropriately taking financial risk for institutional and professional services without Knox-Keene licenses as a result of their hospital and physician arrangements, we may be required to obtain limited Knox-Keene licenses to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

In addition, some states require ACOs to be registered or otherwise comply with state insurance laws. Our ACOs do not currently take financial risk, and are therefore not registered with any state insurance agency. If it is determined that we have been inappropriately operating an ACO without state registration or licensure, we may be required to obtain such registration or licensure to resolve such violations and we could be subject to liability, which could have a material adverse effect on our business, financial condition or results of operations.

Environmental and Occupational Safety and Health Regulations

We are subject to federal, state and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverged to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

 Other Federal and State Healthcare Laws

We are also subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition or results of operations. The Health Care Fraud Statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment or both. The Health Care False Statement Statute prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. Under the Civil Monetary Penalties Law of the Social Security Act, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in penalties of up to $10,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as permitted under the Civil Monetary Penalties Law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties of up to $10,000 for each wrongful act.

In addition to the state laws previously described, we may also be subject to other state fraud and abuse statutes and regulations if it expands its operations beyond California. Many states have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines and penalties and restrictions on our ability to operate in these states. We cannot assure that its arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensure, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Clinical professionals are also subject to state and federal regulation regarding prescribing medication and controlled substances. Our affiliated physicians and hospitalists must satisfy and maintain their individual professional licensing in each state where they practice medicine, including California, and many states require that nurse practitioners and physician assistants work in collaboration with or under the supervision of a physician. Each state defines the scope of practice of clinical professionals through legislation and through the respective Boards of Medicine and Nursing. Activities that qualify as professional misconduct under state law may subject our clinical personnel to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Since we and our affiliated medical groups perform services at hospitals and other healthcare facilities, it may indirectly be subject to laws, ethical guidelines and operating standards of professional trade associations and private accreditation commissions (such as the American Medical Association and The Joint Commission on Accreditation of Healthcare Organizations) applicable to those entities. Penalties for non-compliance with these laws and standards include loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs. In addition, our affiliated facilities are subject to state and local licensing regulations ranging from the adequacy of medical care, to compliance with building codes and environmental protection laws. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physicians and facilities to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable health care and other laws and regulations that evolve rapidly. We have invested in business lines including home health, hospice and palliative care, which require compliance with additional regulatory requirements. Reimbursement for palliative care and house call services is generally conditioned on clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. We must also comply with laws relating to hospice care eligibility, development and maintenance of care plans and coordination with nursing homes or assisted living facilities where patients live.

Professional Liability and Other Insurance Coverage

Our business has an inherent and significant risk of claims of medical malpractice against us and our affiliated physicians. We and our affiliated physician groups pay premiums for third-party professional liability insurance that provides indemnification on a claims-made basis for losses incurred related to medical malpractice litigation in order to carry out our operations. Our physicians are required to carry first dollar coverage with limits of liability equal to not less than $1,000,000 for claims based on occurrence up to an aggregate of $3,000,000 per year. Our MSOs purchased stop-loss insurance, which will reimburse them for claims from service providers on a per enrollee basis. The specific retention amount per enrollee per policy period is $55,000 to $60,000 for professional coverage. We also maintain worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions that we believe are in accordance with industry standards. While we believe that our insurance coverage is adequate based upon claims experience and the nature and risks of our business, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of pending or future claims asserted against us or our affiliated physician groups in the future where the outcomes of such claims are unfavorable. The ultimate resolution of pending and future claims in excess of our insurance coverage, may have a material adverse effect on our business, financial position, results of operations or cash flows.

Employees

As of December 31, 2017, ApolloMed and its subsidiaries had 493 employees, of whom 482 were full-time and 11 were part-time, and our VIEs employed approximately 60 physicians and other staff. We had a broader physician network which, as of December, 2017, comprised approximately 60 additional physicians as independent contractors to provide medical services. None of our employees is a member of a labor union, and we have not experienced a work stoppage. We believe we enjoy a good working relationship with our staff.

Item 1A.	Risk Factors

Risks Relating to Our General Business and Operations.

We may not be successful in integrating our combined company following the Merger.

ApolloMed and NMM operated as independent companies prior to Merger, and if we cannot successfully integrate our operations and personnel, our business and financial condition could be adversely impacted.

The challenges involved in this integration include the following:

•	dedicating management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	demonstrating to customers that the Merger will not result in adverse changes to the ability of the combined company to address their needs; and

•	retaining the combined company’s key personnel.

Prior to the Merger, ApolloMed suffered operating losses and its cash flows were inadequate to support its ongoing operations. Our ability to continue to fund our operations depends on our ability to integrate, generate positive cash flows from, and continue growing operations of our combined company.

Our future results may differ materially from the unaudited pro forma financial statements presented for the combined company following the Merger completion, which were presented for illustrative purposes only.

The unaudited pro forma combined financial statements contained in the Registration Statement on Form S-4 filed on August 11, 2017, the Amendments No.1, No.2 and No.3 thereto on Form S-4/A, the Rule 424(b)(3) prospectus filed on November 15, 2017, and the Amendment No. 1 on Form 8-K/A filed on February 23, 2018 were presented for illustrative purposes only, and for several reasons, may not be an indication of the combined company’s financial condition or results of operations following the completion of the Merger. The unaudited pro forma combined financial statements have been derived from the historical financial statements of ApolloMed and NMM and adjustments and assumptions have been made regarding the combined company after giving effect to the Merger. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with accuracy. Moreover, the pro forma financial statements do not reflect all costs expected to be incurred by the combined company in connection with the Merger. For example, the impact of costs incurred to close the Merger in the last quarter of 2017 and any incremental costs incurred in integrating our operations were not reflected. As a result, the actual financial condition and results of operations of the combined company following the completion of the Merger may not be consistent with, or evident from, these pro forma financial statements. The assumptions used in preparing the pro forma financial information may prove to be inaccurate, and other factors may affect the combined company’s financial condition or results of operations following the Merger. Any decline or potential decline in the combined company’s financial condition or results of operations may cause significant variations in the market price of ApolloMed’s common stock.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price.

There can be no assurances that all material issues that may be present in our operations, including from prior to the Merger, have been uncovered, or that factors outside of our control will not later arise. As a result, we may be forced to write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities and may make our future financing difficult to obtain on favorable terms or at all.

From time to time, our intangible assets are subject to impairment testing. Under current accounting standards, our goodwill, including acquired goodwill, is tested for impairment on an annual basis and may be subject to impairment losses as circumstances change (e.g., after an acquisition). If we record an impairment loss, it could have a material adverse effect on our results of operations for the year in which the impairment is recorded.

We have historically identified material weaknesses in our internal controls. We cannot assure that these weaknesses will not recur or additional material weaknesses will not occur in the future. If our internal control procedures are not effective, we may not be able to accurately and timely report financial results, file periodic reports, or prevent fraud or deficiencies, which could cause investors to lose confidence in our reported financial information, lead to a decline in our stock price, or result in regulatory or legal actions against us.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended (“the “Exchange Act”). In the recent past, we identified a number of material weaknesses in our control procedures. These material weaknesses included: (i) inability to appropriately address and account for technical accounting matters; (ii) lack of adequate supervision and review; (iii) insufficient formal documentation of agreements and contractual terms; (iv) inadequate controls over financial reporting and (v) a lack of formal documentation of internal control procedures, policies and processes supporting a robust internal control environment. These and other material weaknesses could lead, or might in the future lead, to the reporting of inaccurate or incomplete information regarding us and require us to devote substantial resources to mitigating and resolving such weaknesses.

We implemented the following remediation efforts: (i) engaged outside accounting consultants to assist with technical accounting matters and financial reporting; (ii) implemented policies and procedures to require supervision and review of significant transactions prior to posting into the accounting system; (iii) implemented policies and procedures to require agreements to be signed; and (iv) added formal documentation of internal control procedures, policies and processes. Despite these efforts, integrating ApolloMed’s and NMM’s businesses has challenges and we cannot provide assurances that the identified weaknesses, even if remediated (see Item 9A below), will not recur or that additional material weaknesses will not occur in the future. Following the completion of the Merger, we are subject to more stringent standards under Section 404 of the Sarbanes-Oxley Act of 2002. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us following the completion of the Merger. If our management is not able to implement such additional requirements in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting is effective, which may subject us to adverse regulatory consequences and harm investor confidence and the market price of ApolloMed’s common stock.

We also expect to incur additional expense to obtain and utilize resources for our management to perform its evaluation of the effectiveness of our internal controls over financial reporting, as well as the related audit fees to have our independent auditors attest to management’s evaluation of the effectiveness of our internal controls. Additionally, we intend to continue to grow our business, in part, through acquisitions. If we acquire new entities, we may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such entities, or internal control defects or deficiencies may arise when we try to integrate the operations of these newly acquired entities. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements.

We may need to raise additional capital to grow, which might not be available.

We may in the future require additional capital to grow our business and may have to raise additional funds by selling equity, issuing debt, borrowing, refinancing our existing debt, or selling assets or subsidiaries. These alternatives may not be available on acceptable terms to us or in amounts sufficient to meet our needs. The failure to obtain any required future financing may require us to reduce or curtail certain existing operations.

Our net operating loss carryforwards and certain other tax attributes will be subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, its net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger likely resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes will be subject to use limitations after the Merger. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, to offset our tax liabilities, which could have a material adverse effect on our cash flows and results of operations.

Uncertain or adverse economic conditions could adversely impact us.

A downturn in economic conditions could have a material adverse effect on our results of operations, financial condition, business prospects and stock price. Historically, government budget limitations have resulted in reduced spending. Given that Medicaid is a significant component of state budgets, an economic downturn would put continued cost containment pressures on Medicaid outlays for healthcare services in California. The existing federal deficit and continued deficit spending by the federal government can lead to reduced government expenditures including for government-funded programs in which we participate such as Medicare. An economic downturn and sustained unemployment may also impact the number of enrollees in managed care programs and the profitability of managed care companies, which could result in reduced reimbursement rates. Although we attempt to stay informed, any sustained failure to identify and respond to these trends could have a material adverse effect on our results of operations, financial condition, business and prospects.

A prolonged disruption of or any actual or perceived difficulties in the capital and credit markets may adversely affect our future access to capital, our cost of capital and our ability to continue operations.

Our operations and performance depend primarily on California and U.S. economic conditions and their impact on purchases of, or capitated rates for, our healthcare services, and our business is significantly exposed to risks associated with government spending and private payor reimbursement rates. As a result of the global financial crisis that began in 2008, general economic conditions deteriorated significantly. Although the markets have improved significantly, the overall economic recovery since that time has been uneven. Declines in consumer and business confidence as well as private and government spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and our profitability. Market disruption, increases in interest rates and/or sluggish economic growth in any future period could adversely affect our patients’ spending habits, private payors’ access to capital and governmental budgetary processes, which, in turn, could result in reduced revenue for us. The continuation or recurrence of any of these conditions may adversely affect our cash flows, results of operations and financial condition. As economic uncertainty may continue in future periods, our patients, private payors and government payors may alter their purchasing activities of healthcare services. Our patients may scale back healthcare spending, and private and government payors may reduce reimbursement rates, which may also cause delay or cancellation of consumer spending for discretionary and non-reimbursed healthcare. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results, and we may be unable to adequately respond to or forecast further changes in demand for healthcare services. Volatility and disruption of capital and credit markets may adversely affect our access to capital and increase our cost of capital. Should current economic and market conditions deteriorate, our ability to finance ongoing operations and our expansion may be adversely affected, we may be unable to raise necessary funds, our cost of debt or equity capital may increase significantly and future access to capital markets may be adversely affected.

If there is a change in accounting principles or the interpretation thereof affecting consolidation of VIEs, it could impact our consolidation of total revenues derived from our affiliated physician groups.

Our financial statements are consolidated and include the accounts of our majority-owned subsidiaries and various non-owned affiliated physician groups that are VIEs, which consolidation is effectuated in accordance with applicable accounting rules promulgated by the Financial Accounting Standards Board (“FASB”). Such accounting rules require that, under some circumstances, the VIE consolidation model be applied when a reporting enterprise holds a variable interest (e.g., equity interests, debt obligations, certain management and service contracts) in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate as the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made, and is not solely based on voting rights. If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE consolidation model, the enterprise should apply the traditional voting control model which focuses on voting rights.

In our case, the VIE consolidation model applies to our controlled, but not owned, physician affiliated entities. Our determination regarding the consolidation of our affiliates, however, could be challenged, which could have a material adverse effect on our operations. In addition, in the event of a change in accounting rules or FASB’s interpretations thereof, or if there were an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain present agreements or arrangements with our affiliated physician groups, we may not be permitted to continue to consolidate the revenues of our VIEs.

Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private information, disruption of our business and damage to our reputation, which could harm our business, results of operation and financial condition.

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our patients, employees, vendors and others, including individually identifiable health information. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. Although we believe that we take appropriate measures to safeguard sensitive information within our possession, we may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks targeted at us, our patients, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We invest in industry standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect personal information or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, we could experience delays or decreases in product sales, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause it to incur significant losses and remediation costs.

We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully or efficiently update these systems or convert to new systems.

We are increasingly dependent on technology systems to operate our business, reduce costs, and enhance customer service. These systems include complex software systems and hosted applications that are provided by third parties. Software systems need to be updated on a regular basis with patches, bug fixes and other modifications. Hosted applications are subject to service availability and reliability of hosting environments. We also migrate from legacy systems to new systems from time to time. Maintaining existing software systems, implementing upgrades and converting to new systems are costly and require personnel and other resources. The implementation of these systems upgrades and conversions is a complex and time-consuming project involving substantial expenditures for implementation activities, consultants, system hardware and software, often requires transforming our current business and processes to conform to new systems, and therefore, may take longer, be more disruptive, and cost more than forecast and may not be successful. If the implementation is delayed or otherwise is not successful, it may hinder our business operations and negatively affect our financial condition and results of operations. There are many factors that may materially and adversely affect the schedule, cost, and execution of the implementation process, including, without limitation, problems in the design and testing of new systems; system delays and malfunctions; the deviation by suppliers and contractors from the required performance under their contracts with us; the diversion of management attention from our daily operations to the implementation project; reworks due to unanticipated changes in business processes; difficulty in training employees in the operation of new systems and maintaining internal control while converting from legacy systems to new systems; and integration with our existing systems. Some of such factors may not be reasonably anticipated or may be beyond our control.

Some of our agreements for services or products have limited terms, and we may be unable to renew such agreements and may lose access to such services or products.

We have various agreements with a number of third parties that provide products or services to us. These agreements often require reoccurring payments for continued access and have limited terms. We will be required to renegotiate the terms of these agreements from time to time, and may be unable to renew such agreements on favorable terms. If any such agreement cannot be renewed or can only be renewed on terms materially worse for us, we may lose access to the service or product, and our business and operating results may be adversely affected.

We may be unable to renew our leases on favorable terms or at all as our leases expire, which could adversely affect our business, financial condition and results of operations.

We operate several leased premises. There is no assurance that we will be able to continue to occupy such premises in the future. For example, we currently rent our corporate headquarters on a month-to-month basis. We could thus spend substantial resources to meet the current landlords’ demands or look for other premises. We may be unable to timely renew such leases or renew them on favorable terms, if at all. If any current lease is terminated or not renewed, we may be required to relocate our operations at substantial costs or incur increased rental expenses, which could adversely affect our business, financial condition and results of operations.

We currently derive 100% of revenues in California and are vulnerable to changes in that state.

We only operate in California. Any material changes with respect to consumer preferences, taxation, reimbursements, financial requirements or other aspects of the healthcare delivery in California or the state’s economic conditions could have an adverse effect on our business, results of operations and financial condition.

Our success depends, to a significant degree, upon our ability to adapt to the ever-changing healthcare industry and continued development of additional services.

Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance of current services by the marketplace. Our ability to procure new contracts may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, and the potential need for continuing improvement to our existing services. Moreover, the markets for our new services may not develop as expected nor can there be any assurance that we will be successful in marketing of any such services.

Risks Relating to Our Growth Strategy and Business Model.

Our growth strategy may not prove viable and we may not realize expected results.

Our business strategy is to grow rapidly by building a network of medical groups and integrated physician networks and is significantly dependent on locating and acquiring, partnering or contracting with medical practices to provide health care delivery services. We seek growth opportunities both organically and through acquisitions of or alliances with other medical service providers. As part of our growth strategy, we regularly review potential strategic opportunities. Identifying and establishing suitable strategic relationships are time-consuming and costly. There can be no assurance that we will be successful. We cannot guarantee that we will be successful in pursuing such strategic opportunities or assure the consequences of any strategic transactions. If we fail to evaluate and execute strategic transactions properly, we may not achieve anticipated benefits and may incur increased costs.

Our strategic transactions involve a number of risks and uncertainties, including that:

•	We may not be able to successfully identify suitable strategic opportunities, complete desired strategic transactions, or realize their expected benefits. In addition, we compete for strategic transactions with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities.

•	We may not be able to establish suitable strategic relationships and may fail to integrate them into our business. We cannot be certain of the extent of any unknown, undisclosed or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities from strategic relationships. Also, depending on the location of the strategic transactions, we may be required to comply with laws and regulations that may differ from states in which we currently operate.

•	We may form strategic relationships with medical practices that operate with lower profit margins as compared with ours or which have a different payor mix than our other practice groups, which would reduce our overall profit margin. Depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.

•	We may incur substantial costs to complete strategic transactions, integrate strategic relationships into our business, or expand our operations, including hiring more employees and engaging other personnel, to provide services to additional patients that we are responsible for managing pursuant to the new relationships. If such relationships terminate or diminish before we can realize their expected benefits, any costs that we have already incurred may not be recovered.

•	If we finance strategic transactions by issuing our equity securities or securities convertible thereto, our existing stockholders could be diluted. If we finance strategic transactions with debt, it could result in higher leverage and interest costs for us.

If we are not successful in our efforts to identify and execute strategic transactions on beneficial terms, our ability to implement our business plan and achieve our targets could be adversely affected.

The process of integrating strategic relationships also involves significant risks including:

•	difficulties in coping with demands on management related to the increased size of our business;
•	difficulties in not diverting management’s attention from our daily operations;
•	difficulties in assimilating different corporate cultures and business practices;
•	difficulties in converting other entities’ books and records and conforming their practices to ours;
•	difficulties in integrating operating, accounting and information technology systems of other entities with ours and in maintaining uniform procedures, policies and standards, such as internal accounting controls;
•	difficulties in retaining employees who may be vital to the integration of the acquired entities; and
•	difficulties in maintaining contracts and relationships with payors of other entities.

We may be required to make certain contingent payments in connection with strategic transactions from time to time. The fair value of such payments is re-evaluated periodically based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. The actual payments, however, may exceed our estimated fair value. Increases in actual contingent payments compared to the amounts recognized may have an adverse effect on our financial condition.

There can be no assurance that we will be able to effectively integrate strategic relationships into our business, which may negatively impact our business model, revenues, results of operations and financial condition. In addition, strategic transactions are time-intensive, requiring significant commitment of our management’s focus. If our management spends too much time on assessing potential opportunities, completing strategic transactions and integrating strategic relationships, our management may not have sufficient time to focus on our existing operations. This diversion of attention could have material and adverse consequences on our operations and profitability.

Obligations in our credit or loan documents could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. An event of default could harm our business, and creditors having security interests over our assets would be able to foreclose on our assets.

The terms of our credit agreements and other indebtedness from time to time require us to comply with a number of financial and other obligations, which may include maintaining debt service coverage and leverage ratios and maintaining insurance coverage, that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our interests. These obligations may limit our flexibility in our operations, and breaches of these obligations could result in defaults under the agreements or instruments governing the indebtedness, even if we had satisfied our payment obligations. Moreover, if we defaulted on these obligations, creditors having security interests over our assets could exercise various remedies, including foreclosing on and selling our assets. Unless waived by creditors, for which no assurance can be given, defaulting on these obligations could result in a material adverse effect on our financial condition and ability to continue our operations.

We may encounter difficulties in managing our growth, and the nature of our business and rapid changes in the healthcare industry makes it difficult to reliably predict future growth and operating results.

We may not be able to successfully grow and expand. Successful implementation of its business plan will require management of growth, including potentially rapid and substantial growth, which could result in an increase in the level of responsibility for management personnel and strain on our human and capital resources. To manage growth effectively, we will be required, among other things, to continue to implement and improve our operating and financial systems, procedures and controls and to expand, train and manage our employee base. If we are unable to implement and scale improvements to our existing systems and controls in an efficient and timely manner or if we encounter deficiencies, we will not be able to successfully execute our business plans. Failure to attract and retain sufficient numbers of qualified personnel could also impede our growth. If we are unable to manage our growth effectively, it will have a material adverse effect on its business, results of operations and financial condition.

The evolving nature of our business and rapid changes in the healthcare industry makes it difficult to anticipate the nature and amount of medical reimbursements, third party private payments and participation in certain government programs and thus to reliably predict our future growth and operating results.

Our growth strategy may incur significant costs, which could adversely affect our financial condition.

Our growth by strategic transactions strategy involves significant costs, including financial advisory, legal and accounting fees, and may include additional costs for items such as fairness opinions and severance payments. These costs could put a strain on our cash flows, which in turn could adversely affect our overall financial condition.

We could experience significant losses under capitation contracts if our expenses exceed revenues.

Under a capitation contract, a health plan typically prospectively pays an IPA periodic capitation payments based on a percentage of the amount received by the health plan. Capitation payments, in the aggregate, represent a prospective budget from which an IPA manages care-related expenses on behalf of the population enrolled with that IPA. If our affiliated IPAs are able to manage care-related expenses under the capitated levels, we realize operating profits from capitation contracts. However, if care-related expenses exceed projected levels, our affiliated IPAs may realize substantial operating deficits, which are not capped and could lead to substantial losses.

If our agreements with affiliated physician groups are deemed invalid or are terminated under applicable law, our results of operations and financial condition will be materially impaired.

There are various state laws, including laws in California, regulating the corporate practice of medicine which prohibit us from directly owning medical professional entities. These prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. We currently derive revenues from management services agreements (“MSAs”) or similar arrangements with our affiliated IPAs, whereby we provide management and administrative services to them. If these agreements and arrangements were held to be invalid under laws prohibiting the corporate practice of medicine and other laws or if there are new laws that prohibit such agreements or arrangements, a significant portion of our revenues will be lost, resulting in a material adverse effect on our results of operations and financial condition.

The arrangements we have with our VIEs are not as secure as direct ownership of such entities.

Because of corporate practice of medicine laws, we entered into contractual arrangements to manage certain affiliated physician practice groups, which allow us to consolidate those groups for financial reporting purposes. We do not have direct ownership interests in any of our VIEs and are not able to exercise rights as an equity holder to directly change the members of the boards of directors of these entities so as to affect changes at the management and operational level. Under our arrangements with our VIEs, we have to rely on their equity holders to exercise our control over the entities. If our affiliated entities or their equity holders fail to perform as expected, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Any failure by our affiliated entities or their owners to perform their obligations under their agreements with us would have a material adverse effect on our business, results of operations and financial condition.

Our affiliated physician practice groups are owned by individual physicians who could die, become incapacitated or become no longer affiliated with us. Although our MSAs with these affiliates provide that they will be binding on successors of current owners, as the successors are not parties to the MSAs, it is uncertain in case of the death, bankruptcy or divorce of a current owner whether his or her successors would be subject to such MSAs.

Our revenues and operations are dependent on a limited number of key payors.

Our operations are dependent on a concentrated number of payors. Four payors accounted for an aggregate of 54.6% and 58.5% of our total net revenue for the years ended December 31, 2017 and 2016, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.

An exodus of our patients could have a material adverse effect on our results of operations. We may also be impacted by a shift in payor mix including eligibility changes to government and private insurance programs.

A material decline in the number of patients that we and our affiliated physician groups serve, whether a government or a private entity is paying for their healthcare, could have a material adverse effect on our results of operations and financial condition, which could result from increased competition, new developments in the healthcare industry or regulatory overhauls. In light of the repeal of the individual mandate requirement under the Patient Protection and Affordable Care Act of 2010 (also known as Affordable Care Act or Obamacare) via the Tax Cuts and Jobs Act of 2017, starting in 2019, some people are expected to lose their health insurance and thus may not continue to afford services by our managed medical groups. In addition, due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease our net revenue. Changes in the eligibility requirements for governmental programs could also change the number of patients who participate in such programs or the number of uninsured patients. For those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for uncollectible receivables. Such events could have a material adverse effect on our business, results of operations and financial condition.

Our future growth could be harmed if we lose the services of our key management personnel.

Our success depends to a significant extent on the continued contributions of our key management personnel, particularly our Executive Chairman, Dr. Sim, and our Chief Executive Officers, Dr. Lam and Dr. Hosseinion, for the management of our business and implementation of our business strategy. The loss of their services could have a material adverse effect on our business, financial condition and results of operations.

If having our key management personnel serving as nominee equity holders of our VIEs is invalid under applicable laws, or if we lost the services of key management personnel for any reason, it could have a material adverse impact on our results of operations and financial condition.

There are various state laws, including laws in California, regulating the corporate practice of medicine which prohibits us from owning various healthcare entities. This corporate practice of medicine prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. The interpretation and enforcement of these laws vary significantly from state to state. As a result, many of our affiliated physician practice groups are either wholly-owned or primarily owned by Dr. Lam or Dr. Hosseinion as the nominee shareholder for our benefit. If these arrangements were held to be invalid under applicable laws, which may change from time to time, a significant portion of our consolidated revenues would be affected, which may result in a material adverse effect on our results of operations and financial condition. Similarly, if Dr. Lam or Dr. Hosseinion died, was incapacitated or otherwise was no longer affiliated with us, our relationships and arrangements with those VIEs could be in jeopardy, and our business could be adversely affected.

We are dependent in part on referrals from third parties and preferred provider status with payors.

Our business relies in part on referrals from third parties for our services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation or other remuneration to referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about our services and other factors could result in a significant decrease in our revenues and adversely impact our financial condition. Similarly, we cannot assure that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. If we are unable to maintain our referral base or our preferred provider status with significant third-party payors, it may negatively impact our revenues and financial performance.

Partner facilities may terminate agreements with our affiliated physician groups or reduce their fees.

Our hospitalist physician services net revenue is derived from contracts directly with hospitals and other inpatient and post-acute care facilities. Our current partner facilities may decide not to renew contracts with, impose unfavorable terms on, or reduce fees paid to our affiliated physician groups. Any of these events may impact the ability of our affiliated physician groups to operate at such facilities, which would negatively impact our revenues, results of operations and financial condition.

Many of our agreements with hospitals and medical groups have limited durations, may be terminated without cause by them, and prohibit us from acquiring physicians or patients from or competing with them.

Many of our agreements with hospitals and medical groups are limited in their terms or may be terminated without cause by providing advance notice. If such agreements are not renewed or terminated, we would lose the revenue generated by them. Any such events could have a material adverse effect on our results of operations, financial condition and future business plans. Because many of such agreements with hospitals and medical groups prohibit us from acquiring physicians or patients from or competing with them, our ability to hire physicians, attract patients or conduct business in certain areas may be limited in some cases.

Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could undermine our ability to receive payments and otherwise materially harm our operations and may result in violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance existing management information systems or implement new management information systems when necessary. We may experience unanticipated delays, complications or expenses in implementing, integrating and operating our systems. Our management information systems may require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to create and implement these systems depends on the availability of technology and skilled personnel. Our failure to successfully implement and maintain all of our systems could undermine our ability to receive payments and otherwise have a material adverse effect on our business, results of operations and financial condition. Our failure to successfully operate our billing systems could also lead to potential violations of healthcare laws and regulations.

Risks Relating to the Healthcare Industry.

The healthcare industry is highly competitive.

We compete directly with national, regional and local providers of inpatient healthcare for patients and physicians. There are many other companies and individuals currently providing health care services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing health care services, there are few financial barriers to entry the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, DaVita and Heritage, each of which has greater financial and other resources available to them. We also compete with physician groups and privately-owned health care companies in local markets. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Competitors may also seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

Additionally, as we have expanded into palliative, home health and hospice care business lines, we face competitors who have traditionally concentrated in this area and may have greater resources and specialized expertise. In many areas in which our palliative, home health and hospice care programs are located, it competes with a large number of organizations, including community-based home health and hospice providers, national and regional companies, hospital-based home health agencies, hospice and palliative care programs and nursing homes.

We therefore may be unable to compete successfully and even after we expend significant resources.

New physicians and other providers must be properly enrolled in governmental healthcare programs before we can receive reimbursement for their services, and there may be delays in the enrollment process.

Each time a new physician joins us or our affiliated groups, we must enroll the physician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the physician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated physicians in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flows.

Hospitals where our affiliated physicians provide services may deny privileges to our physicians.

In general, our affiliated physicians may only provide services in a hospital where they have maintained certain credentials, also known as privileges, which are granted by the medical staff according to the bylaws of the hospital. The medical staff could decide that our affiliated physicians can no longer receive privileges to practice there. Such a decision would limit our ability to furnish services at the hospital, decrease the number of our affiliated physicians, or preclude us from entering new hospitals. In addition, hospitals may attempt to enter into exclusive contracts for certain physician services, which would reduce our access to patient populations within the hospital.

We may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease in our net revenue. Changes in the eligibility requirements for governmental programs also could increase the number of patients who participate in such programs or the number of uninsured patients. Even for those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk of uncollectible receivables for us. Further, our hospice related business could become subject to “quality star ratings” and, if sufficient quality is not achieved, reimbursement could be negatively impacted. These factors and events could have a material adverse effect on our business, results of operations and financial condition.

Changes associated with reimbursements by third-party payors may adversely affect our operations.

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

Our business may be significantly and adversely affected by legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs and changes in reimbursement policies. In order to participate in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. These programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis. As a result, we cannot increase our revenue by increasing the amount that we and our affiliates charge for services. To the extent that our costs increase, we may not be able to recover the increased costs from these programs. In addition, cost containment measures in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare reimbursement for various services. For example, the Medicare Access and CHIP Reauthorization Act of 2015 made numerous changes to Medicare, Medicaid, and other healthcare related programs, including new systems for establishing annual updates to Medicare rates for physicians’ services.

Our business also could be adversely affected by reductions in, or limitations of, reimbursement amounts or rates under these government programs, reductions in funding of these programs or elimination of coverage for certain individuals or treatments under these programs. For example, overall payments made by Medicare for hospice services are subject to cap amounts. Total Medicare payments to us for hospice services are subject to the cap amount for the hospice cap period, which runs from November 1 of one year through October 31 of the next year. CMS generally announces the cap amount in the month of July or August in the cap period and not at the beginning of the cap period. Accordingly, we must estimate the cap amount for the cap period before CMS announces the cap amount. If our estimate exceeds the later announced cap amount, we may suffer losses. CMS can also make retroactive adjustments to cap amounts announced for prior cap periods, in which case payments in excess of the cap amount must be returned to Medicare. There is another cap on hospice services that limits the number of days of inpatient care to not more than 20 percent of total patient care days within the cap period. We cannot predict whether any healthcare reform initiatives will be implemented, or whether changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system will adversely affect our revenues. Further, due to budgetary concerns, several states have considered or are considering reducing or eliminating the Medicaid hospice benefit. Reductions or changes in Medicare or Medicaid funding could significantly reduce our net patient service revenue and our profitability.

We may have difficulty collecting payments from third-party payors in a timely manner.

We derive significant revenue from third-party payors, and delays in payment or refunds to payors may adversely impact our net revenue. We assume the financial risks relating to uncollectible and delayed payments. In particular, we reply on some key governmental payors. Governmental payors typically pay on a more extended payment cycle, which could require us to incur substantial expenses prior to receiving corresponding payments. In the current healthcare environment, as payors continue to control expenditures for healthcare services, including through revising their coverage and reimbursement policies, we may continue to experience difficulties in collecting payments from payors that may seek to reduce or delay such payments. If we are not timely paid in full or if we need to refund some payments, our revenues, cash flows and financial condition could be adversely affected.

Decreases in payor rates could adversely affect us.

Decreases in payor rates, either prospectively or retroactively, could have a significant adverse effect on our revenues, cash flows and results of operations. For example, during fiscal 2016, Health Net reduced payor rates to its payees retroactive to July 1, 2015 and LA Care reduced payor rates to its payees retroactive to January 1, 2016.

Federal and state laws may limit our ability to collect monies owed by patients.

We use third-party collection agencies whom we do not control to collect from patients any co-payments and other payments for services that our physicians provide. The federal Fair Debt Collection Practices Act of 2977 (the “FDCPA”) restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the FDCPA. Therefore, such agencies may not be successful in collecting payments owed to us and our affiliated physician groups. If practices of collection agencies utilized by us are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, results of operations and financial condition.

We have established reserves for our potential medical claim losses which are subject to inherent uncertainties and a deficiency in the established reserves may lead to a reduction in our assets or net incomes.

We establish reserves for estimated IBNR claims. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. As our NGACO is recently established and no sufficient claims history is available for it, the medical liabilities for our NGACO are estimated and recorded at 100% of the revenue less actual claims processed for or paid to in-network providers (after taking into account the average discount negotiated with the in-network providers). We plan to use the traditional lag models as our NGACO’s claims history matures. The estimation methods and the resulting reserves are periodically reviewed and updated.

Many of our contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such interpretations may not come to light until a substantial period of time has passed. The inherent difficulty in interpreting contracts and estimating necessary reserves could result in significant fluctuations in our estimates from period to period. Our actual losses and related expenses therefore may differ, even substantially, from the reserve estimates reflected in our financial statements. If actual claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our assets or net incomes.

Competition for qualified physicians, employees and management personnel is intense in the healthcare industry, and we may not be able to hire and retain qualified physicians and other personnel.

We depend on our affiliated physicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians and management personnel. The limited number of residents and other licensed providers on the job market with the expertise necessary to provide services within our business makes it challenging to meet our hiring needs and may require us to train new employees, contract locum tenens physicians, or offer more attractive wage and benefit packages to experienced professionals, which could decrease our profit margins. The limited number of available residents and other licensed providers also impacts our ability to renew contracts with existing physicians on acceptable terms. As a result, our ability to provide services could be adversely affected. Even though our physician turnover rate has remained stable over the last three years, if the turnover rate were to increase significantly, our growth could be adversely affected. Moreover, unlike some of our competitors who sometimes pay additional compensation to physicians who agree to provide services exclusively to that competitor, our affiliated IPAs have historically not entered into such exclusivity agreements and have allowed our affiliated physicians to affiliate with multiple IPAs. This practice may place us at a competitive disadvantage regarding the hiring and retention of physicians relative to those competitors who do enter into such exclusivity agreements. The market for qualified nurses and therapists is also highly competitive, which may adversely affect our palliative, home health and hospice operations, which are particularly dependent on nurses for patient care.

Our risk-sharing arrangements with health plans and hospitals could result in costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability for us.

Under certain risk-sharing arrangements with health plans and hospitals, we are responsible for a portion of the cost of services that are not capitated. These risk-sharing arrangements generally allocate deficits to the respective parties when the cost of services exceeds the related revenue, and permit the parties to share surplus amounts when actual cost is less than the related revenue. The amount of non-capitated costs could be affected by factors beyond our control, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. To the extent that the cost is higher than anticipated, the related revenue may not be sufficient to cover the cost that we are partially responsible for, which could adversely affect our results of operations.

The healthcare industry is increasingly reliant on technology, which could increase our risks.

The role of technology is greatly increasing in the delivery of healthcare, which makes it difficult for traditional physician-driven companies, such as us, to adopt and integrate electronic health records, databases, cloud-based billing systems and many other technology applications in the delivery of healthcare services. Additionally, consumers are using mobile applications and care and cost research in selecting and usage of healthcare services. We may need to incur significant costs to implement these technology applications and comply with applicable laws. For example, the nature of our business and the requirements of healthcare privacy laws impose significant obligations on us to maintain privacy and protection of patient medical information. We rely on employees and third parties with technology knowledge and expertise and could be at risk if technology applications are not properly established, maintained or secured. Any cybersecurity incident, even unintended, could expose us to significant fines and remediation costs and materially impair our business operations and financial position.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of the hospitals and other facilities where our affiliated physicians provide services. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner averse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to NGACO.

The success of our emphasis on the new NGACO Model is uncertain.

In January 2017, CMS approved APAACO, our subsidiary, to participate in the NGACO Model. To position us to participate in the NGACO Model and meet its requirements, we have invested significant resources in reshaping our business and organizations and in establishing related infrastructure, and expect to continue to devote, significant financial and other resources to the NGACO Model. These efforts have required us to refocus away from certain other parts of our historic business and revenue streams, which will receive less emphasis and could result in reduced revenue from these activities for us. For example, we have converted physicians and patients from our MSSP ACOs to our NGACO. It is unknown whether this strategic decision will be eventually successful.

The NGACO Model has certain political risks and is undergoing changes.

If the Patient Protection and Affordable Care Act of 2010 (the “ACA”) is amended, repealed, declared unconstitutional or replaced, or if Center for Medicare and Medicaid Innovation (“CMMI”) is terminated, the NGACO Model program could be discontinued or significantly altered. In addition, CMS and CMMI leadership could be changed and influenced by Congress and/or the current Trump Administration, and may elect to combine any existing programs, including bundled payments, which could greatly alter the NGACO Model program. The rules regarding NGACOs have also been altered and may be further altered in the future. Any material change to the NGACO requirements and governing rules or the discontinuation of the program as a whole could create significant uncertainties for us and alter our strategic direction, thereby increasing financial risks for our stockholders.

There are uncertainties regarding the design and administration of the NGACO Model and CMS’ initial financial reports to NGACO participants, which could negatively impact our results of operations.

Due to the newness of the NGACO Model, and due to being the only participant in the AIPBP track, we are subject to initial program challenges including, but not limited to, process design, data and other related aspects. We rely on CMS for design, oversight and governance of the NGACO Model. If CMS cannot provide accurate data, claims benchmarking and calculations, make timely payments and conduct periodic process reviews, our results of operations and financial condition could be materially and adversely affected. CMS relies on various third parties to effect the NGACO program, including other departments of the U.S. government, such as CMMI. CMS also relies on multiple third party contractors to manage the NGACO Model program, including claims and auditing. As a result, there is the potential for errors, delays and poor communication among the differing entities involved, which are beyond the control of us. As CMS is implementing extensive reporting protocols for the NGACO Model, CMS has indicated that because of inherent biases in reporting the results, its initial financial reports under the NGACO Model may not be indicative of final results of actual risk-sharing and revenues which we receives. Were that to be the case, we might not report accurately our revenues for relevant periods, which could result in adjustment in a later period when we receive final results from CMS. We and our contracted providers have experienced various apparent errors in the NGACO Model, resulting in some providers terminating their relationships with us, and the resolution of these issues and impact on us remains uncertain. If we continue to experience such issues or new issues emerge, this could have a material adverse effect on our results of operations on a consolidated basis.

We chose to participate in the AIPBP payment mechanism, which entails certain special risks.

Under the AIPBP payment mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of our assigned Medicare beneficiaries and pay us that projected amount in per beneficiary per month payments. We chose “Risk Arrangement A,” comprising 80% risk for Part A and Part B Medicare expenditures and a shared savings and losses cap of 5% (or a 4% effective shared savings and losses cap when factoring in 80% risk impact). Our benchmark Medicare Part A and Part B expenditures for beneficiaries for the 2017 performance year are approximately $335 million, and under “Risk Arrangement A” of the AIPBP payment mechanism we could therefore have profits or be liable for losses of up to 4% of such benchmarked expenditures, or approximately $13.4 million. While performance can be monitored throughout the year, end results will not be known until mid-2018.

AIPBP operations and benchmarking calculations are complex and could result in uncertainties for us.

AIPBP operations and benchmarking calculations are complex and can lead to errors in the application of the NGACO Model, which could create reimbursement delays to our contracted, in-network providers and adversely affect our performance and results of operations. For example, we discovered a feature in the AIPBP claim processing system that does not allow us to break down certain claims amounts by individual patient codes. This has created confusion for our in-network providers in reconciling payments, causing some providers to terminate their agreements with us. This feature and other complexities within the AIPBP payment mechanism could also create uncertainties for our operations including under agreements with our contracted, in-network providers.

The NGACO Model requires significant capital reserves for program participation, which could negatively impact our working capital and substantially increase our capital requirements.

NGACOs must provide a financial guarantee to CMS. Our financial guarantee generally must be in an amount of 2% of our benchmark Medicare Part A and Part B expenditures. Because our benchmark Medicare Part A and Part B expenditures for beneficiaries assigned to us for the 2017 performance year was approximately $335 million, we submitted a letter of credit for $6.7 million with respect to that year. If we reach the maximum of our shared losses for a performance year, CMS may increase the risk reserve amount for future performance years, which will put restraints on our working capital and liquidity. If we reach the maximum of our shared losses of $13.4 million for the 2017 performance year, we will need to pay another $6.7 million to CMS and CMS may increase the future risk reserve amount. Additionally, the incurred but not reported (“IBNR”) methodology utilized by CMS could have a negative impact on us and increase our working capital and capital requirements as we may not only be responsible for reported losses but also for IBNR losses. Since we could only estimate how many of these losses may occur and the severity of each loss, our ultimate losses may far exceed our capital reserves.

We may suffer losses and not generate savings through our participation in the NGACO Model.

Through the NGACO Model, CMS provides an opportunity to provider groups are willing to assume higher levels of financial risk and reward, to participate in this new attribution-based risk sharing model. The NGACO Model uses a prospectively-set cost benchmark, which is established prior to the start of each performance year. The benchmark is based on various factors, including baseline expenditures with the baseline updated each year to reflect the NGACO’s participant list for the given year. Our 2017 performance year baseline is based on calendar year 2014 expenditures that are risk adjusted and trended. A discount is then applied that incorporates regional and national efficiency. The benchmarked expenditures therefore could potentially underestimate our actual expenditures for assigned Medicare beneficiaries and there can be no assurance that we could successfully adjust such benchmarked expenditures. Under the NGACO Model, we are responsible for savings and losses related to care received by assigned patients by covering claims from physicians, nurses and other medical professionals. If claim costs exceed the benchmarked expenditures, or the baseline years are statistical anomalies, we could experience losses, which could be significant. As we through APAACO are providing care coordination but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization and costs. As a result, we may not be able to generate savings through our participation in the NGACO Model to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount.

We do not control, but are responsible for savings and losses related to, care received by assigned patients at out-of-network providers, which could negatively impact our ability to control claim costs.

Medicare beneficiaries in the NGACO Model are not required to receive care from a specified network of contracted providers and facilities, which could make it difficult for us to control the financial risks of those beneficiaries. CMS notified us that its Medicare beneficiaries historically had received approximately 62% of care at non-contracted, out-of-network (“OON”) providers. While not responsible for directly paying claims for OON providers, we may have difficulty managing patient care and costs in relation to such OON providers as compared to contracted, in-network providers, which, could adversely impact our financial results as we are responsible for savings and losses of assigned beneficiaries, irrespective of whether they using in-network or OON providers. In addition, even if we are successful in encouraging more assigned patients to receive care from our contracted, in-network providers, there is the possibility that the monthly AIPBP payments from CMS will be insufficient to cover our expenditures, since the AIPBP payments is generally based on historical in-network/out-of-network ratios. If CMS fails to monitor the in-network/OON provider ratio for our assigned patients on a frequent basis or CMS’ reconciliation payments to us are not timely made, this could result in negative cash flows for us, especially if increased payments will need to be made to our contracted, in-network providers.

Third parties used by us could hinder our performance.

We use third parties to perform certain administrative and care coordination tasks. We have contracted with participating Part A and Part B providers and sometimes with discounted rates. This could, however, create operational and performance risk; for example, if a third party does not perform its responsibilities properly. In addition, such providers could increase their current rates or discontinue their agreements with us.

We face competition from traditional MSSP ACOs and other NGACOs

Managed care providers experienced in coordinating care for populations of patients compete with each other to be selected by CMS to participate in the NGACO Model. Since MSSP and pioneer ACOs began in 2012, the number of Medicare ACOs continues to rise and have grown to several hundred nationwide but there are still a growing number of ACOs in different program types that compete with us for resources and patients.

Our continued participation in the NGACO Model cannot be guaranteed.

We and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with a term of two performance years through December 31, 2018. CMS may offer to renew the Participation Agreement for additional terms of two performance years but if the agreement is not renewed, we will not be able to continue to participate in the NGACO Model. In addition, the Participation Agreement may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the program over time. Among many requirements to be eligible to participate in the NGACO Model, we must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. Although we started the 2017 performance year with more than 33,000 assigned Medicare beneficiaries, there can be no assurance that we will maintain the required number of assigned Medicare beneficiaries. If that number were not maintained, we would become ineligible for the NGACO Model. In addition, we are required to comply with all applicable laws and regulations regarding provider-based risk-bearing entities. If these laws or regulations change, for example, to require a Knox-Keene license in California, which we do not currently have, we could be required to cease our NGACO operations. We could be terminated from the NGACO Model at any time if we do not continue to comply with the NGACO participation requirements. In October 2017, CMS notified us that it would not be renewed for participation in the AIPBP mechanism for performance year 2018 due to alleged deficiencies in performance by us. We submitted a request for reconsideration to CMS. In December, 2017, we received the official decision on our reconsideration request that CMS reversed the prior decision against our continued participation in the AIPBP mechanism. As a result, we are eligible for receiving monthly AIPBP payments (currently at a rate of approximately $7.3 million per month) from CMS in 2018. We, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. If future compliance or performance issues arise, we may lose our current eligibility and may be subject to CMS’ enforcement or contract actions, including our potential inability to participate in the AIPBP mechanism (where the payment mechanism would default to traditional fee for service) or dismissal from the NGACO Model, which would have a material adverse effect on our revenues and cash flows. In addition, the payments from CMS to us will decrease if the number of beneficiaries assigned to our NGACO declines, or the contracted providers terminate their relationships with us, which could have a material adverse effect on our results of operations on a consolidated basis.

Risks Relating to Regulatory Compliance.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business and the failure to comply with such laws could subject us to penalties and restructuring.

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

In California, we operate by maintaining contracts with our affiliated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, we or our subsidiaries provide management services, receive a management fee for providing management services, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated physician groups.

In addition to the above management arrangements, in certain instances, we have contractual rights relating to the transfer of equity interests in our affiliated physician groups under physician shareholder agreements that we entered into with the controlling equity holder of such affiliated physician groups. However, even in such instances, such equity interests cannot be transferred to or held by us or by any non-professional organization. Accordingly, we do not directly own any equity interests in any affiliated physician groups in California. In the event that any of these affiliated physician groups or their equity holders fail to comply with these management or ownership transfer arrangements, these arrangements are terminated, we are unable to enforce such arrangements, or these arrangements are invalidated under applicable laws, there could be a material adverse effect on our business, results of operations and financial condition and we may have to restructure our organization and change our arrangements with our affiliated physician groups, which may not be successful.

The healthcare industry is intensely regulated at the federal, state, and local levels and government authorities may determine that we fail to comply with applicable laws or regulations and take actions against us.

As a company involved in providing healthcare services, we are subject to numerous federal, state and local laws and regulations. There are significant costs involved in complying with these laws and regulations. If we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, and we may be required to change our method of operations and business strategy. These consequences could be the result of our current conduct or even conduct that occurred a number of years ago, including prior to the completion of the Merger. We could incur significant costs to defend ourselves if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state or local government will determine that we are not operating in accordance with law, or whether, when or how the laws will change in the future and impact our business. The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that could affect us:

•	the False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of specific “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	provisions of the Social Security Act (emanating from the Deficit Reduction Act of 2005 (the “DRA”)) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide its employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues;

•	provisions of, and regulations relating to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) limiting how covered entities, business associates and business associate sub-contractors may use and disclose patient health information (“PHI”) and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	federal and state laws that provide penalties for providers for billing and receiving payments from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	state laws that provide for financial solvency requirements relating to risk-bearing organizations (“RBOs”), plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions, such as California Business & Professions Code Section 1375.4 (§ 1375.4; Cal. Code Regs., tit. 28, § 1300.75.4 et seq.);

•	federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients, or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in its operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	state laws that require timely payment of claims, including §1371.38, et al, of the California Health & Safety Code, which imposes time limits for the payment of uncontested covered claims and required health care service plans to pay interest on uncontested claims not paid promptly within the required time period;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in such states; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

Any violation or alleged violation of any of these laws or regulations by us or our affiliates could have a material adverse effect on our business, financial condition and results of operations.

Changes in healthcare laws could create an uncertain environment and materially impact us. We cannot predict the effect that the ACA (also known as Obamacare) and its implementation, amendment, or repeal and replacement, may have on our business, results of operations or financial condition.

Any changes in healthcare laws or regulations that reduce, curtail or eliminate payments, government-subsidized programs, government-sponsored programs, and/or the expansion of Medicare or Medicaid, among other actions, could have a material adverse effect on our business, results of operations and financial condition.

For example, the ACA dramatically changed how healthcare services are covered, delivered, and reimbursed. The ACA requires insurers to accept all applicants, regardless of pre-existing conditions, cover an extensive list of conditions and treatments, and charge the same rates, regardless of pre-existing condition or gender. The ACA and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Acts”) also mandated changes specific to home health and hospice benefits under Medicare. In 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of the U.S. Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of its existing Medicaid funding was unconstitutional. In response to the ruling, a number of state governors opposed its state’s participation in the expanded Medicaid program, which resulted in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been, and are continuing to be, introduced in U.S. Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law. In December 2017, the individual mandate was repealed via the Tax Cuts and Jobs Act of 2017. Afterwards, legal and political challenges as to the constitutionality of the remaining provisions of the ACA resumed. Just as the fate of the ACA is uncertain, so is the future of care organizations established under the ACA such as ACOs and NGACOs. Under its NGACO Participation Agreement with CMS, our operations are always subject to the nation’s healthcare laws, as amended, repealed or replaced from time to time.

The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing challenges thereto, also added uncertainty about the current state of U.S. healthcare laws and could negatively impact our business, results of operations and financial condition.

Healthcare providers could be subject to federal and state investigations and payor audits.

Due to our and our affiliates’ participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies, and their executives and managers. The DRA, which provides a financial incentive to states to enact their own false claims acts, and similar laws encourage investigations against healthcare companies by different agencies. These investigations could also be initiated by private whistleblowers. Responding to audit and investigative activities are costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation, a finding could be made that we or our affiliates erroneously billed or were incorrectly reimbursed, and we may be required to repay such agencies or payors, may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payments for the services we or our affiliates provide, and may be subject to financial sanctions or required to modify our operations.

Controls designed to reduce inpatient services and associated costs may reduce our revenues.

Controls imposed by Medicare, Medicaid and private payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our operations. Federal law contains numerous provisions designed to ensure that services rendered by hospitals and other care providers to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the HHS that a provider is in substantial noncompliance with the standards of the quality improvement organization and should be excluded from participation in the Medicare program. The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on its use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and any changes thereto may have on our operations, significant limits on the scope of our services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

We do not have any Knox-Keene license.

The Knox-Keene Health Care Service Plan Act of 1975 was passed by the California State Legislature to regulate California managed care plans and is currently administered by the Department of Managed Healthcare (the “DMHC”). A Knox-Keene Act license is required to operate a health care service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services. Applying for and obtaining such a license is a time consuming and detail-oriented undertaking. We currently do not hold any Knox-Keene license. If the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having any Knox-Keene license, we may be required to obtain a Knox-Keene license and could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations and financial condition.

If our affiliated physician groups are not able to satisfy California financial solvency regulations, they could become subject to sanctions and their ability to do business in California could be limited or terminated.

The DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of a RBO in California, including capitated physician groups. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:

•	Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and

•	Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations and documentation and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act requirements related to claims payment timeliness, (ii) had maintained positive tangible net equity (“TNE”), and (iii) had maintained positive working capital.

In the event that a physician group is not in compliance with any of the above criteria, it would be required to describe in a report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring it into compliance. Under such regulations, the DMHC can also make some of the information contained in the reports public, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event any of our affiliated physician groups are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, it could be subject to sanctions, or limitations on, or removal of, its ability to do business in California. There can be no assurance that our affiliated physician groups, such as our IPAs, will remain in compliance with DMHC requirements or be able to timely and adequately rectify non-compliance. To the extent that we need to provide additional capital to our affiliated physician groups in the future in order to comply with DMHC regulations, we would have less cash available for other parts of our operations. As of December 31, 2017 and 2016, our IPA, MMG, was not in compliance with certain DMHC requirements, related to maintaining positive TNE for the required periods. As a result, the California DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. The CAP has been submitted and is under review by DMHC. To the extent that we will be required to contribute additional capital to MMG, we would have less available cash to use on other parts of our business.

Our revenue will be negatively impacted if our physicians fail to appropriately document their services.

We rely upon our affiliated physicians to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement is conditioned upon, in part, our affiliated physicians providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.

Primary care physicians may seek to affiliate with our and our competitors’ IPAs at the same time.

It is common in the medical services industry for primary care physicians to be affiliated with multiple IPAs. Our affiliated IPAs therefore may enter into agreements with physicians who are also affiliated with our competitors. However, some of our competitors at times have agreements with physicians that require the physician to provide exclusive services. Our affiliated IPAs often have no knowledge, and no way of knowing, whether a physician is subject to an exclusivity agreement without being informed by the physician. Competitors have initiated lawsuits against us alleging in part interference with such exclusivity arrangements, and may do so in the future. An adverse outcome from any such lawsuit could adversely affect our business, cash flows and financial condition.

If we inadvertently employ or contract with an excluded person, we may face government sanctions.

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the person retains other licensure. This means that the excluded person and others are prohibited from receiving payments for such person’s services rendered to Medicare or Medicaid beneficiaries, and if the excluded person is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil penalties if it does. The U.S. Department of Health and Human Services Office of the Inspector General (“OIG”) maintains a list of excluded persons. Although we have instituted policies and procedures to minimize such risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that our employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties, and the hospitals at which we furnish services may also be subject to repayments and sanctions, for which they may seek recovery from us, which could adversely affect our business, cash flows and financial condition.

Our home health, hospice and palliative care business lines are subject to rules, regulations and reimbursement requirements, which will require us to expend resources. Our palliative care business is subject to additional laws and regulations that differ from those that govern our home health and hospice operations.

There are state licensure requirements that must be met by hospice programs in order for them to deliver care. In addition, hospices must comply with federal regulations in order to be approved for reimbursement under Medicare. In 2013, California enacted the Home Care Services Consumer Protection Act, which established a licensing program for home care organizations, and requires background checks, basic training and tuberculosis screening for the aides that are employed by home care organizations. Our home care organizations and aides are subject to such licensing and background check requirements, which impose additional costs on us. The California Domestic Workers' Bill of Rights, which went into effect in 2014, makes private healthcare aides and other domestic workers in California eligible for overtime pay if they work more than nine hours a day or 45 hours a week.

We have developed our palliative care services, which is a type of care focused upon relieving pain and suffering in patients who do not qualify for, or who have not yet elected, hospice services. The continued development of this business line exposes us to additional risks because the business line requires us to comply with laws and regulations that differ from those that govern our home health and hospice business, such as federal and state requirements governing licensure, enrollment, documentation, prescribing, coding, billing, collection of coinsurance and deductibles, corporate practice of medicine and fee-splitting. Reimbursement for palliative care and house calls services is generally conditioned on clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud.

Compliance with applicable rules and regulations for our home health, hospice and palliative care business lines may cause us to incur unexpected expenses, and if we are unable to comply with these legal requirements, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Compliance with federal and state privacy and data security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with various federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of patient health information (“PHI”), including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Privacy and data security laws and regulations thus could have a significant effect on the manner in which we handle healthcare-related data and communicates with payors. In addition, compliance with these standards could limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent privacy and security breaches, it may still occur. If any non-compliance with such laws and regulations results in privacy or security breaches, we could be subject to monetary fines, suits, penalties or sanctions. As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” that we handle and retain and/or to implement improved administrative, technical or physical safeguards to protect PHI. We may have to demonstrate and document our compliance efforts, even if there is a low probability that PHI has been compromised, in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities and, in some cases, the media, in the event of a breach and to provide appropriate remediation and monitoring to mitigate any potential damage.

We may be subject to liability for failure to fully comply with applicable corporate and securities laws.

We are subject to various corporate and securities laws. Any failure to comply with such laws, such as ApolloMed’s failing to file information statements for two corporate actions taken by its majority stockholders in written consents in 2012 and 2013, could cause government agencies to take action against us, which could restrict our ability to issue securities and result in fines or penalties. Any claim brought by such an agency could also cause us to expend resources to defend ourselves, divert the attention of our management from our business and could significantly harm our business, operating results and financial condition, even if the claim is resolved in our favor.

Further, at ApolloMed’s 2016 annual meeting, its stockholders voted on the frequency of their future votes on its executive compensation. ApolloMed inadvertently failed to file, within 150 days after the meeting, a Form 8-K amendment to disclose its decision as to how frequently it will hold such a vote, resulting in ApolloMed’s failing to file all reports required to be filed by Section 13 or 15(d) of the Exchange Act for at least 12 months before filing certain subsequent periodic and other reports. Such failure may adversely affect the effectiveness of ApolloMed’s registration statement on Form S-8 filed in May 2016 and we may need to refile such registration statement. This failure also hinders our ability to issue securities in certain transactions and raise additional capital, including being unable to use Form S-3 for a substantial period of time, and may subject us to other restrictions or fines or penalties.

In addition, a plaintiffs’ securities law firm announced that it was investigating ApolloMed and its pre-Merger board of directors for potential federal law violations and breaches of fiduciary duties in connection with the Merger. This investigation purportedly focused on whether ApolloMed and its board of directors violated federal securities laws or breached their fiduciary duties to ApolloMed’s stockholders by failing to properly value the Merger and failing to disclose all material information in connection with the Merger. As of filing this Annual Report on Form 10-K, no lawsuit has been filed against us by that firm and no resolution has been reached.

We cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty in connection with the Merger could potentially require significant time and resources to defend and/or settle and distract our management and board of directors from focusing on our business.

We may face lawsuits not covered by insurance and related expenses may be material. Our failure to avoid, defend and accrue for claims and litigation could negatively impact our results of operations or cash flows.

We are exposed to and become involved in various litigation matters arising out of our business, including from time to time, actual or threatened lawsuits. Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits, such as those initiated by our competitors, stockholders, employees, service providers, contractors or by government agencies, including when we terminate relationships with them, which may involve large claims and significant defense costs. Many states have joint and several liabilities for providers who deliver care to a patient and are at least partially liable. As a result, if one provider is found liable for medical malpractice for the provision of care to a particular patient, all other providers who furnished care to that same patient, including possibly us and our affiliated physicians, may also share in the liability, which could be substantial individually or in aggregate.

The defense of litigation, including fees of legal counsel, expert witnesses and related costs, is expensive and difficult to forecast accurately. Such costs may be unrecoverable even if we ultimately prevail in litigation and could consume a significant portion of our limited capital resources. To defend lawsuits, it may also be necessary for us to divert officers and other employees from our normal business functions to gather evidence, give testimony and otherwise support litigation efforts. If we lose any material litigation, we could face material judgments or awards against them. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, cash flows and financial condition. We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which may also deter us from aggressively pursuing even legitimate claims.

We currently maintain malpractice liability insurance coverage to cover professional liability and other claims for certain hospitalists and clinic physicians. All of our affiliated physicians are required to carry first dollar coverage with limits of coverage equal to $1,000,000 for all claims based on occurrence up to an aggregate of $3,000,000 per year. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated physicians. Liabilities incurred by us or our affiliates in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. Our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms, which could increase our exposure to litigation.

We may also be subject to laws and regulations not specifically targeting the healthcare industry.

Certain regulations not specifically targeting the healthcare industry also could have material effects on our operations. For example, the California Finance Lenders Law (the “CFLL”), Division 9, Sections 22000-22780 of the California Financial Code, could be applied to us as a result of our various affiliate and subsidiary loans and similar arrangements. If a regulator were to take the position that such loans were covered by the California Finance Lenders Law, we could be subject to regulatory action which could impair our ability to continue to operate and may have a material adverse effect on our profitability and business as we currently do not hold a CFLL licensure. Pursuant to an exemption under the CFLL, a person may make five or fewer commercial loans in a 12-month period without a CFLL licensure if the loans are “incidental” to the business of the person. This exemption, however, creates some uncertainty as to which loans could be deemed as incidental to our business. In addition, a person without a CFLL licensure may also make a single commercial loan in a 12-month period without the loan being “incidental” to such person’s s business but this single-loan exemption is currently set to expire on January 1, 2022.

Risks Relating to the Ownership of ApolloMed’s Common Stock.

We have to meet certain requirements in order to remain as a NASDAQ-listed public company.

As a public company, ApolloMed is required to comply with various regulatory and reporting requirements, including those required by the SEC. After ApolloMed uplisted to NASDAQ in December 2017, it is also subject to NASDAQ listing rules. Complying with these requirements is time-consuming and expensive. No assurance can be given that ApolloMed can continue to meet the SEC reporting and NASDAQ listing requirements.

ApolloMed’s common stock may continue to be thinly traded and its market price may be subject to fluctuations and volatility. Stockholders may be unable to sell their shares at a profit and might incur losses.

The trading price of ApolloMed’s common stock was volatile and may continue to be so from time to time. The price at which ApolloMed’s common stock trades could be subject to significant fluctuation and may be affected by a variety of factors, including the trading volume, our results of operations, the announcement and consummation of certain transactions, our ability or inability to raise additional capital and the terms thereof, and therefore could fluctuate, and decline, significantly. Other factors that may cause the market price of ApolloMed’s common stock to fluctuate include:

•	variations in our operating results, such as actual or anticipated quarterly and annual increases or decreases in revenue, gross margin or earnings;

•	changes in our business, operations or prospects, including announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

•	announcements of acquisitions, dispositions and other corporate transactions as well as financings and other capital raising transactions;

•	developments, conditions or trends in the healthcare industry;

•	changes in the economic performance or market valuations of other healthcare-related companies;

•	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;

•	sales of stock by ApolloMed’s stockholders generally and ApolloMed’s larger stockholders, including insiders, in particular, including sale or distributions of large blocks of common stock by our executives and directors;

•	volatility and limitations in trading volumes of ApolloMed’s common stock and the stock market;

•	approval, maintenance and withdrawal of our and our affiliates’ certificates, permits, registration, licensure, certification and accreditation by the applicable regulatory or other oversight bodies;

•	our financing activities, including our ability to obtain financings and prices that we sell our equity securities, including notes convertible to and warrants to purchase shares of ApolloMed’s common stock;

•	failures to meet external expectations or management guidance;

•	changes in our capital structure and cash position;

•	analyst research reports on ApolloMed’s common stock, including analysts’ recommendations and changes in recommendations, price targets, and withdrawals of coverage;

•	departures and additions of our key personnel, including our officers or directors;

•	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

•	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

•	other events or factors, many of which may be out of our control.

There may continue to be a limited trading market for ApolloMed’s common stock. A lack of an active market may contribute to stock price volatility or supply/demand imbalances, make an investment in ApolloMed’s common stock less attractive to certain investors, impair the ability of ApolloMed’s stockholders to sell shares at the time they desire or at a price that they consider favorable. The lack of an active market may also reduce the fair market value of ApolloMed’s common stock, impair our ability to raise capital by selling shares of ApolloMed’s common stock or use such stock as consideration to attract and retain talent or engage in business transactions.

If analysts, do not report about us, or negatively evaluate us, ApolloMed’s stock price could decline.

The trading market for ApolloMed’s common stock will rely in part on the availability of research and reports that third-party analysts publish about us. There are many large companies active in the healthcare industry, which make it more difficult for us to receive widespread coverage. Furthermore, if one or more of the analysts who do cover us downgrade ApolloMed’s common stock, its price would likely decline. If one or more of these analysts cease coverage of us, we could lose market visibility, which in turn could cause ApolloMed’s stock price to decline.

Our current principal stockholders, executive officers and directors have significant influence over our operations and strategic direction and they could cause us to take actions with which other stockholders might not agree and could delay, deter or prevent a change of control or a business combination with respect to us.

As of December 31, 2017, our executive officers, directors, five percent or greater stockholders and their respective affiliated entities in the aggregate own approximately 18% of our outstanding common stock. As a result, these stockholders, who are entitled to vote their shares in their own interests, acting together, exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, merger, consolidation, sale of all or substantially all of our assets or other corporate transactions that other stockholders may view as beneficial, or conversely this concentrated control could result in the consummation of a transaction that other stockholders may not support. This may harm the value of our shares and discourage investors from investing in us.

In addition, several of our executive officers also serve on the board of directors of APC, who beneficially owned more than 5% of our outstanding common stock as of December 31, 2017. This concentration of ownership may adversely affect our stock price as the interests of our executive officers, directors and holders of greater than 5% of our outstanding common stock may not always coincide with the interests of our other stockholders. Our executive officers and directors, together with holders of greater than 5% of its outstanding common stock, as a group, currently beneficially own approximately 20% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock could delay or prevent proxy contests, mergers, tender offers, open market purchase programs or other purchases of shares of ApolloMed’s common stock, that might otherwise give our stockholders the opportunity to realize a premium over the then prevailing market price of ApolloMed’s common stock, and could have the ability to control matters submitted to our stockholders for approval, including, among other things:

•	changes to the composition of our board of directors, which has the authority to direct our business and appoint and remove our officers;

•	proposed mergers, consolidations or other business combinations involving us; and

•	amendments to our charter and bylaws which govern the rights attached to our shares of capital stock.

Provisions under Delaware law and ApolloMed’s charter and bylaws could deter takeover attempts or attempts to remove its board members or management that might otherwise be beneficial to its stockholders.

ApolloMed is subject to Section 203 of the Delaware General Corporation Law, which makes the acquisition of ApolloMed and the removal of its incumbent officers and directors more difficult for potential acquirers by prohibiting stockholders holding 15% or more of its outstanding voting stock from acquiring it without the consent of its board of directors for at least three years from the date they first hold 15% or more of the voting stock. These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in ApolloMed’s control or management, including transactions in which ApolloMed’s stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of ApolloMed’s stockholders to approve transactions that they may deem to be in their best interests.

Additionally, ApolloMed’s charter and bylaws provide for its board of directors to be divided into three classes serving staggered terms. The directors in each class will be elected to serve three-year terms. The provisions for a classified board could prevent a party that acquires control of a majority of the outstanding voting stock from obtaining control of our board of directors until the second annual stockholders meeting following the date the acquirer obtains the controlling stock interest. ApolloMed’s charter and bylaws contain additional provisions, such as the authorization for its board of directors to issue one or more classes of preferred stock and determine the rights, preferences and privileges of the preferred stock, which could cause substantial dilution to a person or group that attempts to acquire ApolloMed on terms not approved by the board, and the ownership requirement for ApolloMed’s stockholders to call special meetings, that could deter, discourage or make it more difficult for a change in control of ApolloMed or for a third party to acquire ApolloMed, even if such a change in control could be deemed in the interest of ApolloMed’s stockholders or if such an acquisition would provide ApolloMed’s stockholders with a substantial premium for their shares over the market price of ApolloMed’s common stock.

As such, these provisions could discourage a potential acquirer from acquiring us or otherwise attempting to obtain our control and increase the likelihood that our incumbent directors and officers will retain their positions.

We may issue additional equity securities in the future, which may result in dilution to existing investors.

If ApolloMed issues additional equity securities, its existing stockholders may experience substantial dilution. ApolloMed may sell equity securities and may issue convertible notes and warrants in one or more transactions at prices and manners as we may determine from time to time, including at prices (or exercise prices) below the market price of ApolloMed’s common stock, for capital raising purposes, including in any debt financing, registered offering or private placement, and new investors could have superior rights such as liquidation and other preferences. To attract and retain the right talent, ApolloMed may also issue equity awards under its equity compensation plans to its officers, other employees, directors and consultants from time to time. ApolloMed may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock in connection with future acquisitions or for other business purposes. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of ApolloMed’s stock may result in dilution to its existing stockholders upon any such exercise or conversion. ApolloMed may be required to issue additional equity securities based on its contractual obligations. In 2014, ApolloMed entered into a Registration Rights Agreement (the “RRA”) with NNA of Nevada, Inc. (“NNA”), in connection with obtaining financing from NNA. The RRA has been amended from time to time. Presently, ApolloMed is required to prepare and file with the SEC a registration statement covering the sale of NNA’s registrable securities by November 30, 2018. If ApolloMed fails to do so, for each month thereafter until it files the registration statement, ApolloMed must pay NNA liquidated damages equal to 1.5% of the total purchase price of NNA’s registrable securities, payable in shares of ApolloMed’s common stock. In addition, at the closing of the Merger, 10% of the total number of shares of ApolloMed’s common stock issuable to pre-Merger NMM shareholders was held back to secure indemnification rights of ApolloMed and its affiliates. If no indemnification is sought from pre-Merger NMM shareholders within 24 months after the closing of the Merger, the holdback shares will be issued to such shareholders, which could result in significant dilution to other investors. Similarly, if one or more indemnification rights of pre-Merger NMM shareholders are triggered, additional shares of ApolloMed’s common stock (capped at the same number of shares of ApolloMed’s common stock that are subject to the holdback for the indemnification of ApolloMed and its affiliates) will be issued to pre-Merger NMM shareholders. The issuance of any such additional securities will result in the dilution of the ownership interests of ApolloMed’s other stockholders and may create downward pressure on the trading price of its common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters is located in Alhambra, California, where we lease and occupy approximately 35,000 square feet of office spaces in two neighboring buildings from an entity that shares certain common ownership with NMM. The term of the current lease for our headquarters is now month-to-month, which requires monthly rental payments of approximately $84,000, subject to annual adjustments. We occupy two leased premises of approximately 16,500 square feet and 3,100 square feet respectively in the same building in Glendale, California under two separate leases. The current lease for the larger space will expire in 2021. The current monthly base rent under this lease is approximately $41,500 per month and is scheduled for annual increases, peaking at $43,957 per month, but we are entitled to an abatement in base rent of up to $228,049 subject to terms of the lease. The lease for the smaller Glendale premises also expires in 2021. The current monthly base rent under this lease is approximately $7,600 and is scheduled for annual increases, peaking at $8,299 per month, but we are entitled to an abatement in base rent of up to $35,788 subject to the terms of the lease. We lease approximately 8,800 square feet of space in San Gabriel, California, with a base rent of approximately $33,000 per month, subject to adjustments, and for a term expiring in 2024 (or subject to the terms of the lease, in 2021). We also maintain other office and warehouse spaces located in Monterey Park, Alhambra, City of Industry, Arcadia and El Monte, California. These leases require monthly rent payments ranging from approximately $2,300 to $30,000 and their terms expire between December 2018, and subject to options to extend provided thereunder, February 2031. We believe our existing facilities are in good condition and are suitable and adequate for our current requirements. Based on current information and subject to future events and circumstances, we anticipate that we may extend leases on our various facilities as necessary, as they expire, and lease additional facilities to accommodate possible future growth.

Item 3.	Legal Proceedings

Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under “Note 14 - “Commitments and Contingencies,” to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations.

ApolloMed’s common stock is listed on the NASDAQ Capital Market, and was previously quoted on the OTC Pink through the close of business on December 7, 2017, under the symbol, “AMEH.” The table below shows the range of high and low sales prices per share of ApolloMed’s common stock for each quarter of the two most recent fiscal years following our change of fiscal year-end to December 31:

	High	Low
Fiscal Year ended December 31, 2017
First Quarter	$10.25	$7.50
Second Quarter	11.00	8.25
Third Quarter	10.00	8.00
Fourth Quarter	25.00	5.65

	High	Low
Fiscal Year ended December 31, 2016
First Quarter	$6.00	$4.00
Second Quarter	7.50	3.75
Third Quarter	6.00	3.55
Fourth Quarter	9.00	1.41

Record Holders

As of March 28, 2018, there were approximately 355 holders of record of ApolloMed’s common stock based on its transfer agent’s report. Because many shares of ApolloMed’s common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders. ApolloMed is expected to issue shares of its common stock to approximately 250 additional holders in connection with the Merger and the known exercises of options and common stock warrants.

Dividends

To date we have not paid any cash dividends on ApolloMed’s common stock and we do not contemplate the payment of cash dividends thereon in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors relevant to our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2018 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

Below sets forth the Company’s equity securities sold by it during the fiscal year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In July 2017, we issued an aggregate of 66,618 shares of ApolloMed’s common stock to four individual holders of 9% notes issued by the Company in connection with the conversion of such notes, and we received no cash proceeds in connection with any of these issuances. In July, 2017, we issued 10,000 shares of ApolloMed’s common stock to one individual pursuant to his exercise of a warrant to purchase such shares, and we received approximately $11,285 in connection with such exercise. In connection with the exercises in 2017 by eleven holders of certain warrants that had been issued by the Company together with its 10% notes, we issued an aggregate of 60,000 shares of ApolloMed’s common stock to such individuals in February 2018, and we received approximately $274,900 in connection with these exercises. In connection with the exercises in 2017 by five holders of certain warrants that had been issued by the Company together with its 9% notes, we expect to issue an aggregate of 11,625 shares of ApolloMed’s common stock to such individuals in the course of 2018, and we received approximately $52,230 in connection with these exercises. All the securities described above were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated by the SEC thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited condensed consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs, including those discussed in the “Note About Forward-Looking Statements” at the beginning of this Report. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those described below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

We together with our affiliated physician groups and consolidated entities are a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner and serves patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through the following subsidiaries of Apollo Medical Holdings, Inc. (“ApolloMed”): Network Medical Management (“NMM”), Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.

Led by a management team with over a decade of experience, we have built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients. We believe that we are well-positioned to take advantage of the growing trends in the U.S. healthcare industry towards value-based and results-oriented healthcare focusing on the triple aim of patient satisfaction, high-quality care and cost efficiency.

Through our next generation accountable organization (“NGACO”) model and a network of independent practice associations (“IPAs”) with more than 4,000 contracted physicians, which physical groups have agreements with various health plans, hospitals and other HMOs, we are currently responsible for coordinating the care for over one million patients in California. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists.

Recent Developments

The following describes certain developments from 2017 to date that are important to understanding our overall results of operations and financial condition.

Conversion to NGACO

We operated three MSSP ACOs, AP-ACO, APCN-ACO and Apollo-ACO. Following the establishment of APAACO, our NGACO, and the selection of APAACO by CMS to participate in the NGACO Model, we have converted physicians and patients from our MSSP ACOs to our NGACO. As providers continue to enroll in our NGACO and their patients become beneficiaries under our NGACO, we have transitioned the three MSSP ACOs’ operations. To position ourselves to participate in the NGACO Model, we have devoted, and intend to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model, and refocused away from certain other parts of our historic business and revenue streams, which will receive less emphasis in the future and could result in reduced revenue from these activities. Our NGACO currently is eligible for receiving monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS. We currently anticipate that revenue from the NGACO Model will be a significant source of revenue for us in fiscal 2018 and future periods, although no assurance of that can be given at this time. AP-ACO terminated its participation in the MSSP effective as of December 31, 2016, and APCN-ACO and Apollo-ACO terminated their participation in the MSSP effective as of December 31, 2017.

Consummation of Merger

On December 8, 2017, ApolloMed completed its business combination with NMM following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger, dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017), among ApolloMed, Apollo Acquisition Corp. (“Merger Sub”), NMM and Kenneth Sim, as the shareholders’ representative (the “Merger Agreement”), pursuant to which Merger Sub merged with and into NMM, with NMM surviving as a wholly owned subsidiary of ApolloMed (the “Merger”). The combination of ApolloMed and NMM brings together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies. As a result of the Merger, NMM now is a wholly-owned subsidiary of ApolloMed and former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, the Merger is treated as a “reverse acquisition” and NMM is considered the accounting acquirer. Accordingly, as of the closing of the Merger, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for periods prior to the Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the Merger.

Each issued and outstanding share of NMM’s common stock was converted into the right to receive such number of shares of ApolloMed’s common stock that results in the former NMM shareholders who did not dissent from the Merger (the “former NMM Shareholders”) having a right to receive an aggregate of 30,397,489 shares of ApolloMed’s common stock, subject to the 10% holdback as described below, (A) without taking into account (i) shares of ApolloMed’s common stock issuable upon the conversion of the Alliance Note as described below, and (ii) shares of ApolloMed’s common stock issuable upon the exercise of any common stock warrants issued in connection with the Merger, and (B) without giving effect to shares of ApolloMed’s common stock issuable upon payment of any indemnification obligations under the Merger Agreement. Immediately following the closing of the Merger, ApolloMed’s stockholders prior to the Merger continued to hold an aggregate of 6,109,205 shares of its common stock. In connection with the Merger, ApolloMed issued to the former NMM Shareholders (i) common stock warrants to purchase an aggregate of 850,000 shares of ApolloMed’s common stock, exercisable at $11.00 per share, and (ii) common stock warrants to purchase an aggregate of 900,000 shares of ApolloMed’s common stock, exercisable at $10.00 per share. ApolloMed held back an aggregate of 3,039,749 shares of ApolloMed’s common stock issuable to former NMM Shareholders, representing 10% of the total number of shares of ApolloMed’s common stock issuable to former NMM Shareholders, to secure indemnification rights of ApolloMed and its affiliates under the Merger Agreement. ApolloMed had previously issued a convertible promissory note (the “Alliance Note”) to Alliance Apex, LLC in the principal amount of $4,990,000. Following the closing of the Merger, the Alliance Note and accrued interest automatically converted into 520,081 shares of ApolloMed’s common stock. Immediately prior to the closing of the Merger, NMM made a distribution to the former NMM Shareholders on a pro-rata basis of its Series A warrant to purchase an aggregate of 1,111,111 shares of ApolloMed’s common stock and its Series B warrant to purchase an aggregate of 555,555 shares of ApolloMed’s common stock. Similarly, if one or more indemnification rights of the former NMM Shareholders are triggered, additional shares of ApolloMed’s common stock (capped at the same number of shares that are subject to the holdback for the indemnification of ApolloMed and its affiliates) will be issued to the former NMM Shareholders on a pro rata basis based on their relative proportionate pre-Merger ownership interests in NMM.

Following the closing of the Merger, NMM, as ApolloMed’s subsidiary, continues to hold 1,111,111 shares of ApolloMed’s Series A preferred stock and 555,555 shares of ApolloMed’s Series B preferred stock, which are considered to be issued and not outstanding.

As of the date of this Annual Report on Form 10-K, the 25,675,630 shares, which is both net of 3,039,749 holdback shares and 1,682,110 Treasury Shares of ApolloMed common stock and 1,750,000 warrants issuable to purchase common stock to former NMM shareholders in connection with the Merger are subject to ApolloMed receiving from those former NMM shareholders a properly completed Letter of Transmittal (and related exhibits) before such former NMM shareholders are entitled to receive their pro rata portion of ApolloMed common stock and warrants.  Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the merger. The consolidated financial statements has treated the 25,675,630 common shares as outstanding given the receipt of Letter of Transmittal is considered perfunctory and the Company is legally obligated to issue these shares on the Effective Date of the Merger.

Change in Fiscal Year

As of the effective time of the closing of the Merger, our board of directors approved a change in our fiscal year-end from March 31 to December 31, to correspond with the fiscal year-end of NMM prior to the Merger. As a result, our first fiscal year-end following the Merger was December 31, 2017.

Post-Merger Integration

Following the closing of the Merger, we evaluated the sustainability of our subsidiaries and VIEs and opportunities to strengthen our operations. As a result of such evaluation, we decided to consolidate our operations and restructure the operations of entities that we believe are no longer compatible with our overall growth strategy.

Strategic Transactions

NMM has entered into a ten-year Management Services Agreement (“MSA”) with Accountable Health Care IPA (“Accountable IPA”), one of the largest IPAs in California, which provides quality healthcare services to more than 160,000 patients through a network of over 450 primary care physicians and 1,700 specialty care physicians and has multiple product lines, including Medicare Advantage, Commercial, Medi-Cal managed care and Healthy Families. Pursuant to the terms of the ten-year MSA, NMM is responsible for managing all health plan members assigned or delegated to Accountable IPA, as well as all hospital risk pools. This effort is expected to be supported by our population health management platform, which includes administrative, clinical and technology capabilities. One of our VIEs has extended a line of credit of up to $18 million to George M. Jayatilaka, M.D. a shareholder of Accountable IPA, to fund the working capital needs of Accountable IPA. The VIE has the right, but not the obligation, to convert a portion or all of the outstanding principal amount into shares of Accountable IPA’s capital stock. Concurrent with the funding, the board of directors of Accountable IPA was reconstituted to be comprised of two directors, including one director appointed by APC-LSMA.

NMM entered into a MSA with Joseph M. Molina, M.D., Professional Corporation – Southern California dba Golden Shore Medical Group, a California professional corporation (“GSMG”), which provides quality healthcare services to more than 100,000 patients and operates 17 clinics in four California counties. The MSA requires the payment of management fees in accordance with the management fee schedule therein. The initial term of the MSA commenced on January 1, 2018 and will expire on December 31, 2020. The MSA may be extended in writing at the sole option of GSMG for an additional two-year term following the expiration of the initial term. GSMG will have the right to terminate the MSA if certain conditions, as defined in the MSA, are met.

We have expanded our operations, including hiring a significant number of employees and engaging other personnel, in preparation of serving additional patients that we are responsible for managing under the Accountable IPA and GSMG MSAs. See Item 1A, “Risk Factors,” with respect to risks in relation to our strategic transactions.

Key Financial Measures and Indicators

Operating Revenues

Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO All-Inclusive Population-Based Payments (“AIPBP”) revenue, management fee income, MSSP surplus revenue and fee-for-services (“FFS”) revenue. Revenue is recorded in the period in which services are rendered. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

Operating Expenses

Our largest expense is the patient care cost paid to contracted physicians, cost of hiring staff to provide management and administrative support services to our affiliated physician groups, as further described below. These services include payroll, benefits, human resource services, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of Operations

Our consolidated operating results for the year ended December 31, 2017, as compared to the year ended December 31, 2016 were as follows:

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

	For the years ended
	December 31,	December 31,
	2017	2016	$ Change	% Change
REVENUE
Capitation, net	$272,921,240	$247,639,181	$25,282,059	10%
Risk pool settlements and incentives	44,598,373	22,641,884	21,956,489	97%
Management fee income	26,983,695	24,774,941	2,208,754	9%
Fee-for-services, net	11,712,965	9,163,970	2,548,995	28%
Other income	1,531,137	1,714,939	(183,802)	-11%
Total revenue	357,747,410	305,934,915	51,812,495	17%
EXPENSES:
Cost of services	274,656,697	254,774,585	19,882,112	8%
General and administrative expenses	26,437,602	21,032,971	5,404,631	26%
Depreciation and amortization	19,075,353	18,114,440	960,913	5%
Impairment of goodwill and intangibles	2,431,791	324,306	2,107,485	650%
Total expenses	322,601,443	294,246,302	28,355,141	10%
INCOME FROM OPERATIONS	35,145,967	11,688,613	23,457,354	201%
OTHER INCOME (EXPENSES):
(Loss) income from equity method investments	(1,112,541)	4,748,542	(5,861,083)	-123%
Interest expense	(79,689)	(61,589)	(18,100)	29%
Interest income	1,015,204	504,696	510,508	101%
Change in fair value of derivative instrument	(44,886)	1,722,221	(1,767,107)	-103%
Gain on settlement of preexisting note receivable from ApolloMed	921,938	-	921,938	100%
Gain from investments - fair value adjustments	13,697,018	-	13,697,018	100%
Other income	168,102	233,726	(65,624)	-28%
Total other income, net	14,565,146	7,147,596	7,417,550	104%
INCOME BEFORE PROVISION FOR INCOME TAXES	49,711,113	18,836,209	30,874,904	164%
Provision for income taxes	3,886,785	8,816,412	(4,929,627)	-56%
NET INCOME	$45,824,328	$10,019,797	35,804,531	357%

Net income (loss) attributable to noncontrolling interests	20,022,486	(1,433,730)	21,456,216	1497%
NET INCOME ATTRIBUTABLE TO APOLLO MEDICAL HOLDINGS, INC.	$25,801,842	$11,453,527	14,348,315	125%

Net Income

Our net income in 2017 was $45.8 million, as compared to $10.0 million in 2016, an increase of $35.8 million or 357%.

Physician Groups and Patients

As of December 31, 2017 and 2016, the total number of affiliated physician groups managed by us was 11 groups, and the total number of patients for whom we managed the delivery of healthcare services was 795,960 and 632,546, respectively.

Revenue

Our revenue in 2017 was $357.7 million, as compared to $305.9 million in 2016, an increase of $51.8 million or 17%. The increase in revenue was attributable to (i) an increase of $25.3 million in capitation revenue due to increase in membership and capitation rates, (ii) an increase of $22.0 million in risk pool revenue due to favorable healthcare utilization trends, (iii) an increase in management fee income of $2.2 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups, and (iv) an increases in fees-for-service revenue of $2.5 million, which was mainly due to increased surgery center income from the increase in patients and fees received, offset by decreases in other income of $0.2 million. ApolloMed’s operations acquired in Merger accounted for $9.9 million of such increase.

Cost of Services

Expenses related to cost of services in 2017 were $274.7 million, as compared to $254.8 million in 2016, an increase of $19.9 million, or 8%. Of this increase, $9.5 million was attributable to net increase in medical claims, capitation and other health services expense, $6.3 million was attributable to provider bonuses, which are discretionary, and $4.1 million was attributable to increased costs to provide management and administrative support services. ApolloMed’s operations acquired in Merger accounted for $9.7 million of such increase.

General and Administrative Expenses

General and administrative expenses in 2017 were $26.4 million, as compared to $21.0 million in 2016, an increase of $5.4 million, or 26%. The increase was attributable to an increase in merger related expenses of $2.4 million, $0.4 million increase in legal fees, $0.4 million increase in computer expenses, $0.6 million increase in share-based compensation expenses, $0.7 million increase in accounting expenses and a $0.9 million increase in other operating expenses. ApolloMed’s operations acquired in Merger accounted for $1.0 million of such increase.

Depreciation and Amortization

Depreciation and amortization expense in 2017 was $19.1 million, as compared to $18.1 million in 2016, an increase of $1.0 million, or 5%. The increase was attributable to additional property and equipment purchased during 2017 and the addition of intangible assets from the Merger. ApolloMed’s operations acquired in Merger accounted for $0.1 million of such increase.

Impairment of Goodwill and Intangible Assets

During 2017, we impaired the remaining intangible assets balance of approximately $2.4 million associated with APCN-ACO and AP-ACO that was acquired in 2016, as these member relationships are no longer utilized by an entity controlled by NMM and therefore do not provide any future economic benefit. During 2016, we impaired the remaining goodwill and investment balance associated with Apple Physicians Organization that was acquired in 2008, as the amount was not determined to be recoverable.

(Loss) Income from Equity Method Investments

(Loss) income from equity method investments in 2017 were $(1.1 million), as compared to $4.7 million in 2016, a change of $5.9 million or 123%, mainly due to the loss of $2.3 million and $0.2 million allocated from our investments in UCI and PASC, respectively, offset by the income of $0.9 million and $0.4 million allocated from our investments in LMA and DMG, respectively.

Interest Expense

Interest expense in 2017 was consistent with and comparable to the amount in 2016.

Interest Income

Interest income in 2017 was $1.0 million for 2017, as compared to $0.5 million in 2016, an increase of $0.5 million or 101%, mainly due to more cash held in money market accounts which resulted in more interest earned and the interest from notes receivable.

Change in Fair Value of Derivative Instrument

Loss from change in fair value of derivative instrument in 2017 was approximately $50,000, as compared to income from change in fair value of derivative instrument of $1.7 million in 2016, a change of $1.8 million or 103%, mainly due to a greater change in the stock price of ApolloMed’s common stock during 2016 in comparison with the change during 2017.

Gain on Settlement of Preexisting Note Receivable from ApolloMed

Gain on settlement of preexisting note receivable between NMM and ApolloMed prior to the Merger was $0.9 million in 2017 and there was no comparable amount in 2016.

Gain from investments

Gain from investments in 2017 was $13.7 million, due to gain from NMM’s investment in ApolloMed’s preferred stock (previously accounted for under the cost method) of $8.6 million and gain from NMM’s noncontrolling interest in APAACO (previously accounted for under the equity method) of $5.1 million as a result of the fair value adjustment of the investments prior to the Merger.

Other Income

Other income in 2017 was consistent with and comparable to 2016.

Provision for Income Taxes

Provision for income taxes was $3.9 million for 2017, as compared to $8.8 million in 2016, a decrease of $4.9 million or 56%. This decrease is primarily attributable to a reduction in the amount of pre-tax income in 2017 as compared to 2016.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $20.0 million for the year ended December 31, 2017, compared to net loss attributable to noncontrolling interest of $1.4 million for the year ended December 31, 2016, a change of $21.4 million or 1497%. This increase was primarily due to net income generated from APC mainly attributable to its increased revenue and certain tax benefits.

Liquidity and Capital Resources

Cash, cash equivalents and investment in marketable securities at December 31, 2017 totaled $100.9 million. Working capital totaled $34.5 million at December 31, 2017, compared to $30.5 million at December 31, 2016, an increase of $4.0 million, or 13%.

We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through March 2019.

Our cash and cash equivalents increased by $44.9 million from $54.8 million at December 31, 2016 to $99.7 million at December 31, 2017. Cash provided by operating activities during the year ended December 31, 2017 was $51.9 million, as compared to $21.9 million during the year ended December 31, 2016. The cash generated from operations during the year ended December 31, 2017 is a function of net income of $45.8 million, adjusted for the following non-cash operating activities: depreciation and amortization of $19.1 million, impairment of intangible assets of $2.4 million, share-based compensation of $2.7 million, unrealized gain from investment in equity securities of $0.1 million, gain from extinguishment of debt of $0.9 million, gain from investments of $13.7 million, loss from change in fair value of derivative instrument of $0.05 million, loss from equity method investments of $1.1 million and change in deferred tax liability of $20.7 million. Our cash provided by operating activities includes a net increase in operating assets and liabilities of $16.1million.

Cash provided by investing activities during the year ended December 31, 2017 was $8.0 million, as compared to cash used in investing activities of $9.0 million during the year ended December 31, 2016. This decrease was primarily attributable to cash received in the Merger and from the consolidation of a VIE of $36.6 million, proceeds from loans receivable of $0.2 million, dividends received from equity method investees of $1.24 million, sale of investments – cost method of $0.03 million, offset by changes in restricted cash of $18 million, advances on loans receivable of $10.0 million and purchases of property and equipment of $2.1 million during the year ended December 31, 2017.

Cash used in financing activities during the year ended December 31, 2017 was $15.0 million, as compared to $17.1 million during the year ended December 31, 2016. The decrease was primarily attributable to dividend payments of $10.4 million, pre-Merger advances from NMM to ApolloMed of $9.0 million, repayment of capital lease obligations of $0.1 million and repurchase of shares of common stock of $3.2 million, offset by proceeds from borrowings on line of credit of $5 million, proceeds from exercise of stock options of $0.6 million and proceeds of $2.2 million from sale of common stock during the year ended December 31, 2017.

Credit Facilities

Lines of Credit

In April 2012, NMM entered into a promissory note with Preferred Bank, which was amended in April 2016 and April 2017 to borrow up to $20,000,000. This credit facility, unless extended, expires on April 22, 2018. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% and was 4.625% and 3.875% as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and 2016, NMM was not in compliance with the financial debt covenant requirements contained in the loan agreement. NMM obtained a waiver from the bank for noncompliance of the financial debt covenant requirements as of and for the years ended December 31, 2017 and 2016 and through March 31, 2018. The amount outstanding as of December 31, 2017 was $5,000,000. No amounts were drawn on this facility during 2016.

In April 2012, APC entered into a promissory note with Preferred Bank, which was amended in April 2016 and April 2017 to borrow up to $10,000,000. This credit facility, unless extended, expires on April 22, 2018. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% and was 4.625% and 3.875% as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement. APC obtained a waiver from the bank for noncompliance of the financial debt covenant requirements as of December 31, 2017 and December 31, 2016 and through March 31, 2018. No amounts were drawn on this facility during 2016 and through December 31, 2017. In addition, no amounts were outstanding as of December 31, 2017 and December 31, 2016.

BAHA had a line of credit of $150,000 with First Republic Bank, which was paid in full in February 2018. Borrowings under the line of credit bore interest at the prime rate (4.5% and 3.75% per annum at December 31, 2017 and 2016, respectively), with a floor rate of 3.25%. As of December 31, 2017, the amount outstanding was $25,000.

In December 2010, ICC borrowed $4,600,000 in the form of a loan from a financial institution. The interest rate is based on the Wall Street Journal “prime rate” but shall not be less than 4.5% per annum. The loan matures on December 31, 2018. As of December 31, 2017, the balance outstanding was $510,391 and is classified as current liabilities.

Intercompany Loans

Each of AMH, MMG, BAHA, ACC, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation.

				Year Ended December 31, 2017
				Maximum
			Interest rate per	Balance During	Ending	Principal Paid	Interest Paid
Entity	Facility	Expiration	Annum	Period	Balance	During Period	During Period
AMH	$10,000,000	09/30/2018	10%	$4,659,474	$4,654,241	$5,388	$-
ACC	1,000,000	07/31/2018	10%	1,287,843	1,287,843	-	-
MMG	3,000,000	02/01/2018	10%	2,763,410	2,763,410	391	-
AKM	5,000,000	05/30/2019	10%	-	-	-	-
SCHC	5,000,000	07/21/2019	10%	3,578,366	3,321,010	300,000	-
BAHA	250,000	07/22/2021	10%	2,998,854	2,998,854	-	-
	$24,250,000			$15,287,947	$15,025,358	$305,779	$-

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America requires (“U.S. GAAP”), which requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and to the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could significantly differ from those estimates under different assumptions and conditions. The Company believes that the accounting policies discussed below are those that are most important to the presentation of its financial condition and results of operations and that require its management’s most difficult, subjective and complex judgments.

Principles of Consolidation

The consolidated balance sheet as of December 31, 2017 includes the accounts of ApolloMed, its consolidated subsidiaries AMM, APAACO and Apollo Care Connect, and their consolidated entities NMM, NMM’s consolidated VIE, APC and its subsidiary UCAP and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The consolidated statement of income for 2017 includes NMM, NMM’s consolidated VIE, APC and its subsidiary UCAP and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC for the year ended December 31, 2017 and ApolloMed, its consolidated subsidiaries AMM, APAACO and Apollo Care Connect for the period from December 8, 2017 through December 31, 2017.

The consolidated balance sheet as of December 31, 2016 and statement of income for the year ended December 31, 2016 include the accounts of NMM, its consolidated subsidiaries APCN-ACO and AP-ACO, NMM’s consolidated VIE, APC, its subsidiary UCAP and APC’s consolidated VIEs, CDSC and APC-LSMA.

All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including incurred, but not reported claims), determination of full-risk and shared-risk revenue, income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Receivables

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool and incentive receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

Risk pool and incentive receivables mainly consist of the Company’s full risk pool receivable that is only recorded when expected cash receipts are known or when actual cash is received from certain MSO’s who serves as the management company for the hospitals in the risk pools. Capitation and claims receivable relate to the health plan’s capitation, which is received by the Company in the following month of service. Other receivables include FFS reimbursements for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and are based on invoices sent to the subcontracted IPA for stop loss insurance premium reimbursements.

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. The Company has not incurred credit losses related to receivables. As of December 31, 2017 or 2016, the Company recorded an allowance for doubtful accounts of $407,953 and $0 respectively.

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, accounts receivable, loans receivable – related parties, derivative asset (warrants), accounts payable, certain accrued expenses, bank loan, loan payable – related party and the line of credit. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amount of the loan receivables – long term and line of credit approximates fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.

This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including NMM’s own data.

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

Investments in Other Entities

Equity Method

We account for certain investments using the equity method of accounting when it is determined that the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if NMM has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. No impairment loss was recorded on equity method investments for the year ended December 31, 2017 and 2016.

Cost Method

We use the cost method to account for investments in companies for which we do not exercise significant influence or control.

We review our investments in other entities accounted under the cost method to determine whether events or changes in circumstances indicate that the investment carrying amount may not be recoverable. The primary factors we consider in our determination are the financial condition, operating performance and near-term prospects of the investee. If the decline in value is deemed to be other than temporary, we would recognize an impairment loss. No impairment loss was recorded on cost method investments for the years ended December 31, 2017 and 2016.

Share-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period

Noncontrolling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company hold, directly or indirectly, more than 50% of the voting rights, and variable interest entities (VIEs) in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests (including certain VIEs) in the Company’s consolidated entities. The amount of net income attributable to noncontrolling interests is disclosed in the consolidated statements of income.

Mezzanine Equity

Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements.

Revenue Recognition

Revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO All-Inclusive Population-Based Payments (“AIPBP”) revenue, management fee income, MSSP surplus revenue and fee-for-services (“FFS”) revenue. Revenue is recorded in the period in which services are rendered. The form of billing and related risk of collection for such services may vary by type of revenue and the customer. The following is a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.

Capitation, net

Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under either a provider service agreement (“PSA”) or capitated arrangements directly made with various managed care providers including HMOs and MSOs. Capitation revenue under the PSA and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Capitation revenue is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on a monthly basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

Risk Pool Settlements and Incentives

HMO contracts also include provisions to share in the risk for enrollee hospitalization (shared risk arrangements), whereby the Company can earn additional incentive revenue or incur penalties based upon the utilization of hospital services. Typically, any shared risk deficits, if any, should not be payable until and unless the Company generates (and only to the extent of any) future risk sharing surpluses. At the termination of the HMO contract, any accumulated risk share deficit should be extinguished. Due to the lack of access to information necessary to estimate the related costs, shared-risk amounts receivable from the HMOs are only recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following fiscal year.

The Company also enters into risk sharing arrangements with affiliated hospitals (full risk arrangements) who in turn have entered into capitation arrangements with various HMOs, pursuant to which the affiliated hospital provides, arranges and pays for institutional risk. Under a risk pool sharing agreement, the Company is allocated a percentage of the affiliated hospitals surplus or deficit (to be offset from future surpluses) from the risk pool, after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. However, due to the uncertainty around the settlement of the related IBNR reserve, the Company recognizes any excess IBNR reserve on settlement as risk pool settlement revenue when such amounts are known. Any excess IBNR is normally settled and paid after a period of approximately one year from the related service period.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, the HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMO’s members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. These incentives are generally recorded in the third and fourth quarters of the fiscal year and recorded when such amounts are known.

NGACO AIPBP Revenue

Under the NGACO Model, CMS grants the Company a pool of patients to manage (direct care and pay providers) based on a budget established with CMS. The Company is responsible to manage medical costs for these patients. The patients will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and to satisfy provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed or paid by CMS and the Company’s profits or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the surplus or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the patients assigned to the Company by CMS are served by in-network and out-of-network providers. The Company’s profits or losses on providing such services are both capped by CMS. The Company will recognize such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. In accordance with ASC 605-45-45, “Revenue Recognition: Principal Agent Considerations” the Company records such revenues on the gross basis.

The Company also has arrangements for billing and payment services with the medical providers within the NGACO network. The Company retains certain defined percentages of the payments made to the providers in exchange for using the Company’s billing and payment services. The revenue for this service is earned as payments are made to medical providers.

APAACO and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with a term of two performance years through December 31, 2018. CMS may offer to renew the Participation Agreement for additional terms of two performance years.

For each performance year, the Company shall submit to CMS its selections for risk arrangement; the amount of a savings/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO Model. The Company must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.

For each performance year, CMS shall pay the Company in accordance with the alternative payment mechanism, if any, for which CMS has approved the Company; the risk arrangement for which the Company has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year, and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies owed. If CMS owes the Company shared savings or other monies owed, CMS shall pay the Company in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If the Company owes CMS shared losses or other monies owed as a result of a final settlement, the Company shall pay CMS in full within 30 days after the relevant settlement report is deemed final. If the Company fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS shall assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by the Company.

The Company participates in the All-Inclusive Population-Based Payments (“AIPBP”) track of the NGACO Model. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s assigned patients and pays that projected amount to us in monthly installments, and we are responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by us to provide services to the assigned patients.

In October 2017, CMS notified the Company that it has not been renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance by the Company. In December, 2017, the Company received the official decision on reconsideration request that CMS reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company is eligible for receiving monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS in 2018. The Company, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model.

Management Fee Income

Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. Such variable supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. The Company’s MSA revenue also includes revenue sharing payments from the Company’s partners based on their non-medical services.

Medicare Shared Savings Program Revenue

The Company participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ cost savings benchmark. Revenues earned by the Company are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

Fee-for-Service Revenue

FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians. Under the FFS arrangements, the Company bills patients or their third-party payors for services provided and receives payment. FFS revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. FFS revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA establishes new tax laws that will take effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on NOLs generated after December 31, 2017, to 80% of taxable income.

ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in its deferred tax assets and deferred tax liabilities of $6.6 million and $16.3 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $9.7 million for the year ended December 31, 2017. The Company’s provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law.

Goodwill and Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

At least annually, at the Company’s fiscal year end, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. The Company has determined it has four reporting units, which are comprised of (1) provider services, (2) management services, (3) IPA, and (4) ACO.

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

Effect of New Accounting Standards

See “Recent Accounting Pronouncements” under “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements in this Annual Report on Form 10-K, which are hereby incorporated by reference.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Tabular Disclosure of Contractual Obligations

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Apollo Medical Holdings, Inc.

Alhambra, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of income, mezzanine and shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California

April 2, 2018

Apollo Medical Holdings, Inc.

Consolidated Balance Sheets

December 31,	2017	2016

Assets

Current assets
Cash and cash equivalents	$99,749,199	$54,824,580
Restricted cash – short-term	18,005,661	101,132
Fiduciary cash	2,017,437	1,050,739
Investment in marketable securities	1,143,095	1,051,807
Receivables, net	20,117,304	22,275,896
Prepaid expenses and other current assets	3,126,866	1,852,144

Total current assets	144,159,562	81,156,298

Noncurrent assets
Land, property and equipment, net	13,814,306	10,373,333
Intangible assets, net	103,533,558	108,094,049
Goodwill	189,847,202	103,407,351
Loans receivable – related parties	5,000,000	5,200,000
Loan receivable	10,000,000	-
Investments in other entities – equity method	21,903,524	24,256,065
Investments in other entities – cost method	-	10,575,002
Restricted cash – long-term	745,235	-
Derivative asset – warrants	-	5,338,886
Other assets	1,632,406	1,597,978

Total noncurrent assets	346,476,231	268,842,664

Total assets	$490,635,793	$349,998,962

Apollo Medical Holdings, Inc.

Consolidated Balance Sheets (Continued)

December 31,	2017	2016

Liabilities, Mezzanine Equity and Shareholders’ Equity

Current liabilities
Lines of credit	$5,025,000	$-
Accounts payable and accrued expenses	13,279,620	8,083,277
Incentives payable	21,500,000	19,621,645
Fiduciary accounts payable	2,017,437	1,050,739
Medical liabilities	63,972,318	18,957,465
Income taxes payable	3,198,495	2,810,357
Bank loan, short-term	510,391	-
Capital lease obligations	98,738	102,348

Total current liabilities	109,601,999	50,625,831

Noncurrent liabilities
Deferred tax liability	24,916,598	46,932,207
Liability for unissued equity shares	1,185,025	1,997,650
Dividend payable	18,000,000	-
Capital lease obligations, net of current portion	619,001	-

Total noncurrent liabilities	44,720,624	48,929,857

Total liabilities	154,322,623	99,555,688

Commitments and Contingencies (Note 14)

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA	172,129,744	162,855,554

Shareholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	-	-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	-	-
Common stock, par value $0.001; 100,000,000 shares authorized, 32,304,876 and 25,067,953 shares outstanding, excluding 1,682,110 Treasury shares, at December 31, 2017 and 2016, respectively	32,305	25,068
Additional paid-in capital	158,181,192	87,954,346
Retained earnings (accumulated deficit)	1,734,531	(773,311)
	159,948,028	87,206,103

Noncontrolling interest	4,235,398	381,617

Total stockholders’ equity	164,183,426	87,587,720

Total liabilities, mezzanine equity and shareholders’ equity	$490,635,793	$349,998,962

See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

Year ended December 31,	2017	2016

Revenue
Capitation, net	$272,921,240	$247,639,181
Risk pool settlements and incentives	44,598,373	22,641,884
Management fee income	26,983,695	24,774,941
Fee-for-service, net	11,712,965	9,163,970
Other income	1,531,137	1,714,939

Total revenue	357,747,410	305,934,915

Expenses
Cost of services	274,656,697	254,774,585
General and administrative expenses	26,437,602	21,032,971
Depreciation and amortization	19,075,353	18,114,440
Impairment of goodwill and intangibles	2,431,791	324,306

Total expenses	322,601,443	294,246,302

Income from operations	35,145,967	11,688,613

Other income (expense)
(Loss) income from equity method investments	(1,112,541)	4,748,542
Interest expense	(79,689)	(61,589)
Interest income	1,015,204	504,696
Change in fair value of derivative instrument	(44,886)	1,722,221
Gain on settlement of preexisting note receivable from ApolloMed	921,938	-
Gain from investments– fair value adjustments	13,697,018	-
Other income	168,102	233,726

Total other income, net	14,565,146	7,147,596

Income before provision for income taxes	49,711,113	18,836,209

Provision for income taxes	3,886,785	8,816,412

Net income	45,824,328	10,019,797

Net income (loss) attributable to noncontrolling interests	20,022,486	(1,433,730)

Net income attributable to Apollo Medical Holdings, Inc.	$25,801,842	$11,453,527

Earnings per share – basic	$1.01	$0.46

Earnings per share – diluted	$0.90	$0.41

Weighted average shares of common stock outstanding – basic	25,525,786	24,673,081

Weighted average shares of common stock outstanding – diluted	28,661,735	27,970,431

See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.

Consolidated Statements of Mezzanine and Shareholders’ Equity

	Mezzanine
	Equity –
	Noncontrolling
	Interest in APC
					Retained
					Earnings
	Noncontrolling	Common Stock Outstanding		Additional	(Accumulated	Noncontrolling	Stockholders'
	Interest	Shares	Amount	Paid-in Capital	Deficit)	Interest	Equity

Balance January 1, 2016	$161,028,806	23,974,744	$23,975	$76,294,898	$7,773,162	$406,997	$84,499,032

Net income (loss)	(2,427,779)	-	-	-	11,453,527	994,049	12,447,576
Shares repurchased	(410,000)	(7,356)	(7)	(107,493)	-	-	(107,500)
Shares issued in connection with acquisitions	-	677,431	677	5,154,323	-	-	5,155,000
Shares issued for cash and exercise of options	3,321,850	423,134	423	6,016,427	-	-	6,016,850
Share-based compensation	1,358,047	-	-	596,191	-	-	596,191
Noncontrolling interest capital change	1,234,630	-	-	-	-	(110,000)	(110,000)
Dividends	(1,250,000)	-	-	-	(20,000,000)	(909,429)	(20,909,429)

Balance at December 31, 2016	162,855,554	25,067,953	25,068	87,954,346	(773,311)	381,617	87,587,720

Net income	18,472,212	-		-	25,801,842	1,550,274	27,352,116
Shares repurchased	(1,523,550)	(132,752)	(133)	(1,652,153)	-	-	(1,652,286)
Shares issued for cash and exercise of options	266,000	232,254	233	2,059,300	-	-	2,059,533
Share-based compensation	809,528	-	-	1,933,588	-	-	1,933,588
Distribution of derivative assets - warrants	-	-	-	-	(5,294,000)	-	(5,294,000)
Noncontrolling interest capital change	-	-	-		-	859,430	859,430
Dividends	(8,750,000)	-	-	-	(18,000,000)	(1,697,923)	(19,697,923)
Reclassification of liability for unissued shares to equity	-	508,135	508	1,237,142	-	-	1,237,650
Effect of share exchange in Merger	-	6,109,205	6,109	61,273,274	-	3,142,000	64,421,383
Shares issued upon conversion of Alliance Note	-	520,081	520	5,375,695	-	-	5,376,215

Balance at December 31, 2017	$172,129,744	32,304,876	$32,305	$158,181,192	$1,734,531	$4,235,398	$164,183,426

Apollo Medical Holdings, Inc.

Consolidated Statements of Cash Flows

Years ended December 31,	2017	2016

Cash flows from operating activities
Net income	$45,824,328	$10,019,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,075,353	18,114,440
Impairment of goodwill and intangibles	2,431,791	324,306
Share-based compensation	2,743,116	1,954,238
Unrealized gain from investment in equity securities	(86,005)	-
Gain on settlement of preexisting note receivable from ApolloMed	(921,938)	-
Gain from investments – fair value adjustments	(13,697,018)	-
Change in fair value of derivative instrument	44,886	(1,722,221)
Loss (income) from equity method investments	1,112,541	(4,748,542)
Deferred tax	(20,675,807)	(3,009,779)
Changes in operating assets and liabilities, net of acquisition amounts:
Change in restricted cash	95,456	(756)
Receivable, net	10,702,753	8,703,162
Prepaid expenses and other current assets	1,260,064	(172,311)
Other assets	(220,925)	(63,353)
Accounts payable and accrued expenses	(3,687,022)	1,927,121
Capitation incentives payable	1,878,355	5,182,665
Medical liabilities	5,661,313	2,945,946
Income taxes payable	388,138	(17,540,939)

Net cash provided by operating activities	51,929,379	21,913,774

Cash flows from investing activities
Cash acquired in the Merger	36,367,555	-
Cash received from consolidation of VIE	228,287	-
Purchases of marketable securities	(5,283)	(10,447)
Restricted cash	(18,000,000)	-
Proceeds from loans receivable	200,000	-
Advances on loans receivable	(10,000,000)	-
Advances to related parties – loans receivable	-	(200,000)
Dividends received from equity method investments	1,240,000	2,000,000
Proceeds on sale of investments – cost method	25,000	-
Purchases of investments – cost method	-	(5,000,000)
Purchases of investments – equity method	-	(2,440,000)
Purchases of property and equipment	(2,084,770)	(3,306,294)

Net cash provided by (used in) investing activities	7,970,789	(8,956,741)

Apollo Medical Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31,	2017	2016

Cash flows from financing activities
Repayment of loan payable – related party	-	(600,000)
Dividends paid	(10,447,923)	(26,659,119)
Change in noncontrolling interest capital	-	1,124,320
Borrowings on line of credit	5,000,000	-
Advances by NMM to ApolloMed prior to the Merger	(9,000,000)	-
Principal payments on bank loan	-	(1,477,561)
Payment of capital lease obligations	(102,348)	(181,008)
Proceeds from exercise of stock options included in liabilities	425,025	-
Proceeds from exercise of stock options	164,797	260,000
Proceeds from common stock offering	2,160,736	10,903,700
Repurchase of common shares	(3,175,836)	(517,500)

Net cash used in financing activities	(14,975,549)	(17,147,168)

Net increase (decrease) in cash and cash equivalents	44,924,619	(4,190,135)

Cash and cash equivalents, beginning of year	54,824,580	59,014,715

Cash and cash equivalents, end of year	$99,749,199	$54,824,580

Supplemental disclosures of cash flow information
Cash paid for income taxes	$24,362,223	$29,366,184
Cash paid for interest	51,043	61,589

Supplemental disclosures of non-cash investing and financing activities
Stock issued in connection with acquisitions	$-	$5,155,000
Deferred tax liability adjusted to goodwill	-	977,817
Equipment purchased with capital lease	-	186,092
Dividends declared included in dividends payable and restricted cash	18,000,000	-
Distribution of warrants to former NMM shareholders	5,294,000	-
Issuance of common stock upon conversion of debt and accrued interest	5,376,215	-
Reclassification of liability for unissued common shares payable to equity	1,237,650	-
Non-cash purchase consideration for acquisition – fair value of equity consideration to pre-Merger ApolloMed shareholders	61,092,050	-
Non-cash purchase consideration for acquisition – fair value of preferred stock held by former NMM shareholders	19,118,000	-
Non-cash purchase consideration for acquisition – fair value of NMM’s 50% share of APAACO	5,129,000	-
Non-cash purchase consideration for acquisition – acceleration of unvested stock compensation	187,333	-
Reclassification of fiduciary cash to payable	966,698	1,313,395

See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Apollo Medical Holdings, Inc. (“ApolloMed”), entered into an Agreement and Plan of Merger dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017) (the “Merger Agreement”) among ApolloMed, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of ApolloMed, (“Merger Subsidiary”), Network Medical Management, Inc. (“NMM”), and Kenneth Sim, M.D., not individually but in his capacity as the representative of the shareholders of NMM (the “Merger”). The Merger closed and became effective on December 8, 2017 (the “Closing”) (see Note 3). As a result of the Merger, NMM is now a wholly-owned subsidiary of ApolloMed and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and control of the Board of ApolloMed. For accounting purposes, the Merger is treated as a “reverse acquisition” and NMM is considered the accounting acquirer and ApolloMed the accounting acquiree. Accordingly, as of the Closing, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for all periods following the Merger. Effective as of the Closing, ApolloMed’s board of directors approved a change in ApolloMed’s fiscal year end from March 31 to December 31, to correspond with NMM’s fiscal year end prior to the Merger.

The combined company, following the Merger, together with its affiliated physician groups and consolidated entities (collectively, the “Company”) is a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner and serves patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: NMM, Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.

NMM was formed in 1994 as a management service organization (“MSO”) for the purposes of providing management services to medical companies and independent practice associations (“IPAs”). The management services cover primarily billing, collection, accounting, administrative, quality assurance, marketing, compliance and education.

Allied Physicians of California IPA, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA, a Professional Medical Corporation d.b.a. Allied Pacific of California (“APC”) was incorporated on August 17, 1992 for the purpose of arranging health care services as an IPA. APC has contracts with various health maintenance organizations (“HMOs”) or licensed health care service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is also minimized by stop-loss provisions in contracts with HMOs.

On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM (initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a Variable Interest Entity (“VIE”) as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation of the APC Joint Planning Board; therefore APC is consolidated by NMM. From December 8, 2017 through December 31, 2017, APC had an ownership interest of 4.95% in ApolloMed. As of December 31, 2016 and through December 7, 2017, APC had an ownership interest of 6.29% in NMM.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed on March 25, 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, is organized by a group of highly qualified physicians, and the surgical center utilizes some of the most advanced equipment in Eastern Los Angeles County and San Gabriel Valley. The facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. During 2011, APC invested $625,000 for a 41.59% ownership in CDSC. Due to capital stock changes in 2016, APC’s ownership percentage in CDSC’s capital stock changed to 43.80% and 43.43% on May 31, 2016 and July 31, 2016, respectively. CDSC is consolidated as a VIE by APC as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC.

APC-LSMA was formed on October 15, 2012 as a designated shareholder professional corporation and Dr. Thomas Lam, a shareholder, Chief Executive and Financial Officer of APC and Co-CEO of ApolloMed is a nominee shareholder of APC. APC makes all the investment decisions on behalf of APC-LSMA, funds these investments and receives all the distributions from the investments. APC has the obligation to absorb losses or rights to receive benefits from all the investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC who is the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, which includes: The IPA line of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center (“ICC”).

ICC was formed on September 2, 2010 in the state of California. ICC is a Professional Medical California Corporation and has entered into agreements with organizations such as HMOs, IPAs, medical groups and other purchasers of medical services for the arrangement of services to subscribers or enrollees. On November 15, 2016, APC-LSMA, a holding company of APC, agreed to purchase and acquire from ICC 40% of the aggregate issued and outstanding shares of capital stock of ICC for $400,000 in cash. Certain requirements to complete the investment transaction was completed in August 2017 and effective on October 31, 2017, ICC was determined to be a VIE of APC and is consolidated by APC as it was determined that APC is the primary beneficiary of ICC through its power and obligation to absorb losses and rights to receive benefits that could potentially be significant to ICC. The results of operations of ICC from October 31, 2017 to December 31, 2017 were de minimis.

Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed on June 4, 2014, for the purpose of holding the investment in Universal Care, Inc. (“UCI”).

APAACO, jointly owned by NMM and AMM, participates in the next generation accountable care organization model (“NGACO Model”) of the Centers for Medicare & Medicaid Services (“CMS”) as of January 2017. The NGACO Model is a new CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model. In addition to APAACO, NMM and AMM operated three accountable care organizations (“ACOs”) that participated in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. MSSP revenues are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate for the relevant period. Such payments are earned and made on an “all or nothing” basis.

In 2012, ApolloMed formed an ACO, ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”) to participate in the MSSP.

On November 11, 2015, NMM, ACO Acquisition Corporation, and APCN-ACO, A Medical Professional Corp. (“APCN-ACO”) entered into a reorganization agreement whereby ACO Acquisition Corporation, a newly organized entity in which NMM is its sole shareholder, merged with APCN-ACO, effective on January 8, 2016, resulting in APCN-ACO becoming a wholly owned subsidiary of NMM (see Note 3).

On December 18, 2016, NMM, ACO Acquisition Corporation #2, and Allied Physicians ACO, LLC (“AP-ACO”) entered into a reorganization agreement whereby ACO Acquisition Corporation #2, a newly organized entity in which NMM is its sole shareholder, merged into AP-ACO, effective on December 20, 2016, resulting in AP-ACO becoming a wholly owned subsidiary of NMM (see Note 3).

As the Company is transitioning to the NGACO Model, patients and physicians with the three ACOs have substantially been transferred to APAACO. Effective on December 31, 2017, APCN-ACO’s MSSP participation agreement with CMS was terminated. Effective on December 31, 2016, AP-ACO’s MSSP participation agreement with CMS was terminated. Effective on December 31, 2017, ApolloMed ACO’s MSSP participation agreement with CMS was terminated.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

AMM, a wholly-owned subsidiary of ApolloMed, manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, Southern California Heart Centers (“SCHC”), Bay Area Hospitalist Associates (“BAHA”), a medical corporation, ApolloMed Care Clinic (“ACC”) and AKM Medical Group, Inc. (“AKM”). AMH provides hospitalist, intensivist and physician advisor services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing. BAHA operates a hospitalist, intensivist and post-acute care practice with a presence at three acute care hospitals, one long-term acute care hospital and several skilled nursing facilities. ACC and AKM are no longer active to any material extent.

Apollo Care Connect, a wholly-owned subsidiary of ApolloMed, provides a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

ApolloMed also has a controlling interest in Apollo Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care, LLC (“BCHC”) and Holistic Care Home Health Agency, Inc. (“HCHHA”) and provides palliative care services.

ApolloMed also operated Pulmonary Critical Care Management, Inc. (“PCCM”) and Verdugo Medical Management, Inc. (“VMM”), which operated as physician practice management companies. PCCM and VMM are no longer active to any material extent.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated balance sheet as of December 31, 2017 includes the accounts of ApolloMed, its consolidated subsidiaries AMM, APAACO and Apollo Care Connect, and their consolidated entities NMM, NMM’s consolidated VIE, APC and its subsidiary UCAP and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The consolidated statement of income for 2017 includes NMM, NMM’s consolidated VIE, APC and its subsidiary UCAP and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC for the year ended December 31, 2017 and ApolloMed, its consolidated subsidiaries AMM, APAACO and Apollo Care Connect for the period from December 8, 2017 through December 31, 2017.

The consolidated balance sheet as of December 31, 2016 and statement of income for the year ended December 31, 2016 include the accounts of NMM, its consolidated subsidiaries APCN-ACO and AP-ACO, NMM’s consolidated VIE, APC, its subsidiary UCAP and APC’s consolidated VIEs, CDSC and APC-LSMA.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

All material intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue, income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported revenue, net income, cash flows or total assets.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents. As of December 31, 2017 and 2016, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $135.3 million and $74.2 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

At times, APC is required to maintain a reserve fund by certain health plans, which are held in a certificate of deposit accounts with initial maturities of six months at the date of purchase.

Restricted cash also consists of cash held as collateral to secure standby letters of credits as required by certain contracts. The certificates have an interest rate ranging from 0.05% to 0.10%. As of December 31, 2017 and 2016 there was $18,005,661 and $101,132 included in restricted cash short-term, respectively, in the accompanying consolidated balance sheets. Approximately $18,000,000 of restricted cash is related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), is to be transferred into an escrow account that will be held for distribution to former NMM shareholders.

In addition, as of December 31, 2017, there is $745,235 included in restricted cash – long-term in the accompanying consolidated balance sheets, which serves as collateral for letters of credit.

Fiduciary Cash

As of December 31, 2017 and 2016, APC recorded fiduciary cash of $2,017,437 and $1,050,739, respectively, which represents cash received from the health plans on behalf of subcontractor IPAs. APC remits the amounts to the subcontractor IPAs the following month and such remittances are included in fiduciary accounts payable in the accompanying consolidated balance sheets.

Investments in Marketable Securities

The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. Investments in marketable securities have been classified and accounted for as held-to-maturity based on management’s investment intentions relating to these securities. Held-to-maturity marketable securities are stated at amortized cost, which approximates fair value. As of December 31, 2017 and 2016, short-term marketable securities in the amount of $1,143,095 and $1,051,807, respectively, consist of certificates of deposit with various financial institutions, reported at par value plus accrued interest, with maturity dates from four months to twelve months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.

Receivables

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool, incentive receivables and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Capitation and claims receivable relate to the health plan’s capitation, which is received by the Company in the following month of service. Risk pool and incentive receivables mainly consist of the Company’s full risk pool receivable that is only recorded when expected cash receipts are known or when actual cash is received from a certain MSO that serves as the management company for the hospitals in the risk pools. Other receivables include fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and based on invoices sent to the subcontracted IPA for stop loss insurance premium reimbursements.

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. The Company has not incurred credit losses related to receivables. As of December 31, 2017 or 2016, the Company recorded an allowance for doubtful accounts of $407,953 and $0, respectively.

Concentrations of Risks

The Company had major payors that contributed the following percentage of net revenue:

	For The Years Ended December 31,
	2017	2016

Payor A	14.1%	14.4%
Payor B	18.1%	17.8%
Payor C	11.1%	12.3%
Payor D	11.3%	14.0%

The Company had major payors that contributed to the following percentage of receivables before the allowance for doubtful accounts:

	As of December 31,
	2017	2016

Payor D	23.8%	37.4%
Payor E	30.5%	47.1%

Land, Property and Equipment, Net

Land is carried at cost and is not depreciated as it is considered to have an infinite useful life.

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or the expected useful lives of those improvements.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation and amortization is removed from the accounts, and any related gain or loss is included in the determination of consolidated net income.

Fair Value Measurements of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, accounts receivable, loans receivable – related parties, derivative asset (warrants), accounts payable, certain accrued expenses, bank loan, loan payable – related party and the line of credit. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amount of the loan receivables – long term and line of credit approximates fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.

This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 —Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2 —Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 —Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2017 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3		Total
Assets
Money market accounts*	$41,231,405	$-		$-	$41,231,405
Marketable securities – certificates of deposit	1,057,090	-		-	1,057,090
Marketable securities – equity securities	86,005	-		-	86,005

Total	$42,374,500	$-	$		$42,374,500

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2016 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Assets
Money market accounts*	$42,553,887	$-	$-	$42,553,887
Marketable securities – certificates of deposit	1,051,807	-	-	1,051,807
Derivative asset (warrants)	-	-	5,338,886	5,338,886

Total	$43,605,694	$-	$5,338,886	$48,944,580

* Included in cash and cash equivalents

There was no Level 3 input measured on a non-recurring basis for the years ended December 31, 2017 and 2016. The following summarizes activity of Level 3 inputs measured on a recurring basis for the years ended December 31, 2017 and 2016:

Derivative Assets (Warrants)

Balance at January 1, 2015	$2,088,889
Fair value of warrants acquired in ApolloMed	1,527,776
Change in fair value of warrant liabilities	1,722,221
Balance at December 31, 2016	5,338,886
Change in fair value of warrant liabilities	(44,886)
Balance at Merger	5,294,000
Distribution to former NMM shareholders	(5,294,000)
Balance at December 31, 2017	$-

The fair value of the warrant derivative asset of approximately $5.3 million at December 31, 2016 was estimated using the Black Scholes option pricing valuation model, using the following inputs: term of 3.79 – 4.24 years, risk free rate of 1.67% - 1.76%, no dividends, volatility of 63.0% - 62.5%, share price of $7.50 per share based on the trading price of ApolloMed’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of ApolloMed’s convertible preferred stock (see Note 13). The fair value of the warrant derivative asset purchased on March 30, 2016 of approximately $1.5 million was estimated at issuance date using the Black Scholes option pricing valuation model, using the following inputs: term of 5 years, risk free rate of 1.2%, no dividends, volatility of 69.9%, share price of $5.93 per share based on the trading price of ApolloMed’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of ApolloMed’s convertible preferred stock issued in the financing.

The fair value of the warrant derivative asset of approximately $5.3 million at December 7, 2017 was estimated using the Black Scholes option pricing valuation model, using the following inputs: term of 2.85 – 3.31 years, risk free rate of 1.90%, no dividends, volatility of 39.24% – 40.26%, share price of $9.99 per share based on the trading price of ApolloMed’s common stock, and a 0% probability of redemption of the warrant shares issued along with the shares of ApolloMed’s convertible preferred stock issued in the financing. These warrants were distributed to former NMM shareholders in connection with the Merger (see Note 3).

There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the years ended December 31, 2017 and 2016.

Intangible Assets and Long-Lived Assets

Intangible assets with finite lives include network/payor relationships, management contracts and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.

Intangible assets with finite lives also include patent management platform and tradename/trademarks whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses and is amortized using the straight-line method.

Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the years ended December 31, 2017 and 2016; however, the Company wrote off the remaining carrying value of the intangible assets of APCN-ACO and AP-ACO of $2,431,791 as of December 31, 2017 (included in impairment of goodwill and intangibles in the accompanying consolidated statement of income), as these member relationships are no longer utilized by an entity controlled by NMM and therefore do not provide any future economic benefit.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

At least annually, at the Company’s fiscal year end, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. The Company has determined it has four reporting units, which are comprised of (1) provider services, (2) management services, (3) IPA, and (4) ACO.

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

During the year ended December 31, 2016, the Company recorded an impairment charge of $316,610 related to the acquisition of Apple Physicians Organization in 2008, as the amount was not determined to be recoverable.

Investments in Other Entities

Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. No impairment loss was recorded on equity method investments for the years ended December 31, 2017 and 2016.

Cost Method

The Company uses the cost method to account for investments in companies for which it does not exercise significant influence or control.

The Company reviews its investments in other entities accounted under the cost method to determine whether events or changes in circumstances indicate that the investment carrying amount may not be recoverable. The primary factors the Company considers in its determination are the financial condition, operating performance and near-term prospects of the investee.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

If the decline in value is deemed to be other than temporary, the Company would recognize an impairment loss. No impairment loss was recorded on investments accounted under the cost method for the years ended December 31, 2017 and 2016.

Medical Liabilities

APC, APAACO and MMG are responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. APC, APAACO and MMG provide integrated care to HMOs, Medicare and Medi-cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying consolidated statements of income.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. As APAACO’s NGACO program is new and not sufficient claims history is available, the medical liabilities for the NGACO program are estimated and recorded at 100% of the revenue less actual claims processed for or paid to in-network providers (after taking into account the average discount negotiated with the in-network providers). The Company plans to use the traditional lag models as the claims history matures. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation.

Revenue Recognition

Revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO All-Inclusive Population-Based Payments (“AIPBP”) revenue, management fee income, MSSP surplus revenue and FFS revenue. Revenue is recorded in the period in which services are rendered. The form of billing and related risk of collection for such services may vary by type of revenue and the customer. The following is a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.

Capitation, net

Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under either provider service agreements (each, a “PSA”) or capitated arrangements directly made with various managed care providers including HMOs and MSOs. Capitation revenue under the PSAs and HMO contracts is prepaid monthly to the Company based on the number of enrollees electing the Company as their healthcare provider. Capitation revenue is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on a monthly basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Risk Pool Settlements and Incentives

The Company enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and the Company is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, the Company generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. However, due to the uncertainty around the settlement of the related IBNR reserve, the Company only recognizes any excess IBNR reserve on settlement as risk pool settlement revenue when such amounts are known. Any excess IBNR is normally settled and paid after a period of approximately one year from the related service period.

Under capitated arrangements with certain HMOs, the Company participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where the Company is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, should not be payable until and unless we generate (and only to the extent of any) risk sharing surpluses. At the termination of the HMO contract, any accumulated deficit should be extinguished. Due to the lack of access to information necessary to estimate the related costs, shared-risk amounts receivable from the HMO are only recorded when such amounts are known. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMO’s members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. These incentives are generally recorded in the third and fourth quarters of the fiscal year and recorded when such amounts are known.

NGACO AIPBP Revenue

Under the NGACO Model, CMS grants the Company a pool of patients to manage (direct care and pay providers) based on a budget established with CMS. The Company is responsible for managing medical costs for these patients. The patients will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed or paid by CMS and the Company’s profits or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the surplus or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the patients assigned to the Company by CMS are served by in-network and out-of-network providers. The Company’s profits or losses on providing such services are both capped by CMS. The Company will recognize such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. In accordance with ASC 605-45-45, “Revenue Recognition: Principal Agent Considerations” the Company records such revenues on the gross basis.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The Company also has arrangements for billing and payment services with the medical providers within the NGACO network. The Company retains certain defined percentages of the payments made to the providers in exchange for using the Company’s billing and payment services. The revenue for this service is earned as payments are made to medical providers.

APAACO and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with a term of two performance years through December 31, 2018. CMS may offer to renew the Participation Agreement for additional terms of two performance years.

For each performance year, the Company shall submit to CMS its selections for risk arrangement; the amount of a savings/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO Model. The Company must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.

For each performance year, CMS shall pay the Company in accordance with the alternative payment mechanism, if any, for which CMS has approved the Company; the risk arrangement for which the Company has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year, and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies owed. If CMS owes the Company shared savings or other monies owed, CMS shall pay the Company in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If the Company owes CMS shared losses or other monies owed as a result of a final settlement, the Company shall pay CMS in full within 30 days after the relevant settlement report is deemed final. If the Company fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS shall assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by the Company.

The Company participates in the All-Inclusive Population-Based Payments (“AIPBP”) track of the NGACO Model. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s assigned patients and pays that projected amount to us in monthly installments, and we are responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by us to provide services to the assigned patients.

In October 2017, CMS notified the Company that it has not been renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance by the Company. In December 2017, the Company received the official decision on reconsideration request that CMS reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company is eligible for receiving monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS starting January 2018. The Company, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Management Fee Income

Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. Such variable supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. The Company’s MSA revenue also includes revenue sharing payments from the Company’s partners based on their non-medical services.

Medicare Shared Savings Program Surplus Revenue

The Company participated in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through a more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ cost savings benchmark. Revenues earned by the Company are uncertain, and, if such amounts are payable by the CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined by CMS, and are not considered earned and therefore are not recognized as revenue until notice from CMS that cash payments are to be imminently received.

Fee-for-Service Revenue

FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians. Under the FFS arrangements, the Company bills patients or their third-party payors for services provided and receives payment. FFS revenue is reported net of contractual allowances and policy discounts. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. FFS revenue is recognized in the period in which the services are rendered to specific patients and reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The recognition of net revenue (gross charges less contractual allowances) from such visits is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

Stop-Loss Provisions

Stop-loss insurance limits the cost of medical services for enrollees whose professional care costs exceed a specified level. Stop-loss insurance premiums are reported as medical expenses and insurance recoveries are reported as a reduction of related medical expenses.

The Company has purchased stop-loss insurance, which will reimburse the Company for claims from service providers on a per enrollee basis. APC has $60,000 retention per member for professional stop-loss. MMG had $20,000 retention per member for professional stop-loss for claims incurred between January 1, 2017 and October 31, 2017 and $50,000 retention for the period November 1, 2017 through December 31, 2017. MMG also had $200,000 per member stop-loss for Medi-Cal patients for institutional risk pools.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

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

Share-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants, which is more fully described in Note 13. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. The Company sells certain of its restricted common stock to its employees, directors and consultants with a right (but not obligation) of repurchase feature that lapses based on performance of services in the future.

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period.

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities outstanding during the periods presented, using treasury stock method. See Note 17 for more details.

The weighted-average number of common shares outstanding (the denominator of the EPS calculation) during the period in which the reverse acquisition occurs (2017) was computed as follows:

a)	The number of common shares outstanding from the beginning of that period to the acquisition date was computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer - NMM) outstanding during the period multiplied by the exchange ratio established in the Merger.

b)	The number of common shares outstanding from the acquisition date to the end of that period was the actual number of common shares of the legal acquirer (the accounting acquire -ApolloMed) outstanding during that period.

The basic EPS for comparative period (2016) before the acquisition date presented in the consolidated financial statements following the reverse acquisition was calculated by dividing (a) by (b):

a)	The income of the legal acquiree attributable to common shareholders in each of those periods.

b)	The legal acquiree’s historical weighted average number of common shares outstanding multiplied by the exchange ratio established in the Merger.

Noncontrolling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and variable interest entities (VIEs) in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests (including certain VIEs) in the Company’s consolidated entities. The amount of net income attributable to noncontrolling interests is disclosed in the consolidated statements of income.

Mezzanine Equity

Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 and other subsequent revisions amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt ASU 2014-09 on January 1, 2018.

The Company has completed the process of compiling the exhaustive list of revenue contracts, has completed its analysis and is finalizing the implementation plan. This review process included (1) accumulating all customer contractual arrangements for each revenue stream; (2) identifying individual performance obligations pursuant to the revenue stream’s contractual arrangement; (3) quantifying the estimated variable consideration; (4) allocating consideration among the identified performance obligations; and (5) determining the timing of revenue recognition pursuant to each revenue stream’s arrangement. The Company selected the cumulative effect (modified retrospective) approach for the transition and, based on its preliminary assessment, the Company does not expect a significant adjustment to retained earnings upon adoption.

Historically, the Company has recognized capitation revenue in the month in which the Company is obligated to provide services. The timing and amount of revenue recognition for capitation revenue is not expected to change under the new standard. Also, historically, the Company has recognized revenue from risk pool settlements and incentives when such amounts are known; under the new standard, the Company has preliminarily concluded that it will recognize revenue from risk pool settlements and incentives using the expected value method. Accordingly, when estimating variable consideration, the Company will consider all information (historical, current and forecasted) that is reasonably available to it. The amount determined based on that estimate will be recognized only to the extent it is probable that a significant reversal of cumulative revenue will not occur in future periods.

As it relates specifically to the Company’s Next Generation ACO Model under a Participation Agreement with the Centers for Medicare & Medicaid Services (CMS), the Company currently recognizes capitation revenue in the month in which the Company is obligated to provide services. The timing and amount of revenue recognition for capitation revenue is not expected to change under the new standard. Also, currently, the Company recognizes revenue from risk pool settlements and incentives under the arrangement with CMS when such amounts are known. Because the Company’s arrangement with CMS is new (became effective in 2017), numerous factors create uncertainty regarding the risk pool settlement and incentive amounts that the Company is entitled to receive and limited historical data exists to develop reasonable and reliable estimates. As a result, the Company has preliminarily concluded that revenue from risk pool settlements and incentives under the arrangement with CMS will be recognized when such amounts are known. The Company will continue to evaluate and assess the reliability and reasonableness of data available to it in order develop future estimates, and will recognize risk pool settlements and incentives revenue based on such estimates only to the extent it is probable that a significant reversal of cumulative revenue will not occur in future periods.

Historically, the Company has recognized fee-for-service revenue in the period in which the services are rendered to specific patients which is reduced immediately for the estimated impact of contractual allowances in the case of those patients having third-party payor coverage. The timing and amount of the fee-for-service revenue recognition is not expected to change under the new standard.

Historically, the Company has recognized management fee income for services provided for independent practice associations in the month in which the Company is obligated to provide the related claims processing and other administrative services. The timing and amount of revenue recognition for management fee income is not expected to change under the new standard.

Our assessment of the impact of adopting ASU 2014-09 also included a review of our business processes, systems, and controls, as well as an assessment of the impact to future disclosures. The changes associated with the adoption of ASU 2014-09 will not require significant changes to controls and procedures around the revenue recognition process. However, under the new standard, our notes to our consolidated financial statements related to revenue recognition will be expanded specifically around the quantitative and qualitative information about performance obligations, variable consideration, disaggregation of revenue, contract assets, and contract liabilities, as well as significant judgments and estimates used by the Company in applying the new five-step revenue model. The Company continues to evaluate these disclosure requirements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The Company will adopt ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Company expects that the transition may result in additions and changes to classifications on the consolidated balance sheets, and changes to disclosures. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its consolidated statements of assets and liabilities.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, (“ASU 2016-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on January 1, 2017. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”, (“ASU 2016-15”). This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. The Company will adopt ASU 2016-15 on January 1, 2018.

In December 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash”, ("ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. The adoption of ASU 2016-18 is expected to have a material impact on the Company’s consolidated financial statements as it relates to the $18,000,000 restricted cash.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, (“ASU 2017-01”). This ASU provides a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, which reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and also remove the evaluation of whether a market participant could replace missing elements. The Company will adopt ASU 2017-01 on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, (“ASU 2017-04”). This ASU eliminates Step 2 from the goodwill impairment test if the carrying amount exceeds the fair value of a reporting unit and also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 , “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”) to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning after December 15, 2017. ASU 2017-09 will be applied prospectively when changes to the terms or conditions of a share-based payment award occur.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part 1 of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s consolidated financial statements.

3.	Mergers and Acquisitions

On December 8, 2017, (the “Effective Time”) the merger (the “Merger”) of ApolloMed’s wholly-owned subsidiary, Apollo Acquisition Corp., with and into Network Medical Management, Inc. as the surviving entity was completed, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017), by and among the Company, Merger Sub, NMM and Kenneth Sim, M.D., as the NMM shareholders’ representative. As a result of the Merger, NMM now is a wholly-owned subsidiary of ApolloMed and former NMM shareholders own a majority of the issued and outstanding common stock of the Company and control the Board of ApolloMed. Both companies are considered to be a business under the guidance outlined in ASC 805, Business Combinations. The combined company operates under the Apollo Medical Holdings name. NMM is the larger entity in terms of assets, revenues and earnings. In addition, as of the closing of the Merger, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree) whereas NMM is considered to be the accounting acquirer (and legal acquiree) and, accordingly, the merger transaction is a reverse acquisition. Accordingly, as of the Effective Time, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the Merger. As of the Effective Time, the Company’s board of directors approved a change in the Company’s fiscal year end from March 31 to December 31, to correspond with NMM’s fiscal year end prior to the Merger.

Pursuant to the Merger Agreement, at the Effective Time, each issued and outstanding share of NMM common stock converted into the right to receive (i) such number of fully paid and nonassessable shares of ApolloMed’s common stock that resulted in the NMM shareholders having a right to receive an aggregate number of shares of ApolloMed’s common stock that represented 82% of the total issued and outstanding shares of ApolloMed common stock immediately following the Effective Time, with no NMM dissenting shareholder interests as of the Effective Time (the “exchange ratio”), plus (ii) an aggregate of 2,566,666 ApolloMed’s common stock, with no NMM dissenting shareholder interests as of the Effective Time, and (iii) common stock warrants to purchase a pro-rata portion of an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share and warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed at $10.00 per share. At the Effective Time, pre-Merger ApolloMed stockholders held their existing shares of ApolloMed’s common stock. At the Effective Time, ApolloMed held back 10% of the total number of shares of ApolloMed’s common stock issuable to pre-Merger NMM shareholders in the Merger to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. Separately, indemnification of pre-Merger NMM shareholders under the Merger Agreement was made by the issuance by ApolloMed to pre-Merger NMM shareholders of new additional shares of common stock (capped at the same number of shares of ApolloMed’s common stock as are subject to the holdback for the indemnification of ApolloMed). These holdback shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger agreement, by NMM. Half of these shares will be issued on the first and second anniversary of the Effective Time respectively.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

For purposes of calculating the exchange ratio, (A) the aggregate number of shares of ApolloMed common stock held by the NMM shareholders immediately following the Effective Time excluded (i) any shares of ApolloMed common stock owned by NMM shareholders immediately prior to the Effective Time, (ii) the Series A warrant and Series B warrant issued by ApolloMed to NMM to purchase ApolloMed common stock (the “ApolloMed Warrants”) and (iii) any shares of ApolloMed common stock issued or issuable to NMM shareholders pursuant to the exercise of the ApolloMed Warrants, and (B) the total number of issued and outstanding shares of ApolloMed common stock immediately following the Effective Time excluded 520,081 shares of ApolloMed common stock issued or issuable under a Convertible Promissory Note to Alliance Apex, LLC (“Alliance”) for $4.99 million and accrued interest pursuant to the Securities Purchase Agreement between ApolloMed and Alliance dated as of March 30, 2017.

The consideration for the transaction was 18% of the total issued and outstanding shares of ApolloMed common stock, or 6,109,205 (immediately following the Merger).

In addition, the fair value of NMM’s 50% interest in APAACO, an entity that was owned 50% by ApolloMed and 50% by NMM, was remeasured at fair value as of the Effective Time and added to the consideration transferred to ApolloMed as a result of NMM relinquishing its equity investment in APAACO in order to obtain control of ApolloMed. The fair value of NMM’s noncontrolling interest in APAACO has been estimated to be $5,129,000.

Total estimated purchase consideration consisted of the following:

Equity consideration (1)	$61,092,050
Estimated fair value of ApolloMed preferred stock held by NMM (2)	19,118,000
Estimated fair value of NMM’s noncontrolling interest in APAACO (3)	5,129,000
Estimated fair value of the outstanding ApolloMed stock options (4)	187,333
Total estimated purchase consideration	$85,526,383

(1)	Equity consideration

Immediately following the Effective Time, pre-Merger ApolloMed stockholders continued to hold an aggregate of 6,109,205 shares of ApolloMed common stock.

The equity consideration, which represents a portion of the consideration deemed transferred to the pre-Merger ApolloMed stockholders in the Merger, is calculated based on the number of shares of the combined company that the pre-Merger ApolloMed stockholders would own as of the closing of the Merger.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Number of shares of the combined company that would be owned by pre-Merger ApolloMed stockholders (1)	6,109,205
Multiplied by the price per share of ApolloMed’s common stock (2)	$10.00
Equity consideration	$61,092,050

(1)	Represents the number of shares of the combined company that pre-Merger ApolloMed stockholders would own at closing of the Merger.

(2)	Represents the closing price of ApolloMed’s common stock on December 8, 2017.

(2)	Estimated fair value of ApolloMed’s preferred shares held by NMM

NMM currently owns all the shares of ApolloMed Series A preferred stock and Series B preferred stock, which was acquired prior to the Merger.  As part of the Merger, the ApolloMed Series A preferred stock and Series B preferred stock is remeasured at fair value and included as part of the consideration transferred to ApolloMed.  The fair value of the Series A preferred stock and Series B preferred stock is reflective of the liquidation preferences, claims of priority and conversion option values thereof. In aggregate, the Series A preferred stock and Series B preferred stock were valued to be $19,118,000. The valuation methodology was based on an Option Pricing Method ("OPM") which utilized the observable publicly traded common stock price in valuing the Series A preferred stock and the Series B preferred stock within the context of the capital structure of the Company.  OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%.  The fair value of the liquidation preference for the Series A preferred stock and the Series B preferred stock was determined to be $12,745,000 and the fair value of the conversion option was determined to be $6,373,000 or an aggregate total fair value of $19,118,000.

(3)	Estimated fair value of NMM’s 50% share of APA ACO Inc.

Prior to the Merger, APAACO was owned 50% by ApolloMed and 50% NMM. NMM’s noncontrolling interest in APAACO has been remeasured at fair value as of the closing date and is added to the consideration transferred to ApolloMed as a result of NMM relinquishing its equity investment in APAACO in order to obtain control of ApolloMed. The fair value of NMM’s noncontrolling interest in APAACO has been estimated to be $5,129,000 using the discounted cash flow method and NMM recorded a gain on investment for the same amount to reflect the fair value of this investment prior the Merger.

(4)	Estimated fair value of the ApolloMed outstanding stock options

The estimated fair value of the outstanding ApolloMed stock options is included in consideration transferred in accordance with ASC 805. The outstanding ApolloMed stock options are expected to vest in conjunction with the Merger due to a pre-existing change-of-control provision associated with the awards. There is no future service requirement.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of ApolloMed, the accounting acquiree, are recorded at the Merger date fair values and added to those of NMM, the accounting acquirer. The following table sets forth the preliminary allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of ApolloMed and MMG (see “MMG Transaction” below), with the excess recorded as goodwill:

Assets acquired
Cash and cash equivalents	$36,367,555
Accounts receivable, net	7,261,588
Other receivables	3,211,028
Prepaid expenses	249,193
Property, plant and equipment, net	1,114,332
Restricted cash	745,220
Fair value of intangible assets acquired	14,984,000
Deferred tax assets	1,387,961
Other assets	217,241
Total assets acquired	$65,538,118
Liabilities assumed
Accounts payable and accrued liabilities	$8,632,893
Medical liabilities	39,353,540
Line of credit	25,000
Convertible note payable, net	5,376,215
Convertible note payable - related party	9,921,938
Noncontrolling interest	3,142,000
Total liabilities assumed and noncontrolling interest	$66,451,586
Net liabilities assumed	$(913,468)
Goodwill	$86,439,851

Goodwill is not deductible for tax purposes.

The purchase consideration and purchase price allocation are preliminary and subject to change as more information becomes available, which will be finalized as soon as practicable within the measurement period of no later than one year following the Effective Time of the Merger.

Convertible Note Payable

On March 30, 3017, ApolloMed issued a Convertible Promissory Note to Alliance Apex, LLC (“Alliance Note”) for $4,990,000. The Alliance Note was due and payable to Alliance Apex, LLC on (i) March 31, 2018, or (ii) the date on which the Change of Control Transaction (see Note 3 – NMM transaction) is terminated, whichever occurs first (“Maturity Date”). As a result of the Merger, the Alliance Note together with the accrued and unpaid interest, automatically converted into shares of the Company’s common stock, at a conversion price of $10.00 per share (see Note 13). The Alliance Note was guaranteed by NMM prior to its conversion.

MMG transaction

In conjunction with the Merger, ApolloMed sold to APC-LSMA all the issued and outstanding shares of capital stock of MMG. MMG has historically been included in the consolidated financial statement filed by ApolloMed. APC-LSMA will pay $100 in consideration for all the shares of MMG. As the transaction is between related parties, the purchase consideration of MMG reflected in the purchase price allocation was determined to be the fair value of MMG. MMG and AMM terminated the existing Management Services Agreement between them (the “MMG Management Agreement”) and APC-LSMA paid AMM $400,000 as a termination payment on the Effective Time. APC-LSMA is consolidated by APC which in turn is consolidated by NMM, and as a result, the $400,000 amount is eliminated upon consolidation.

Pro Forma Combined Historical Results

The pro forma combined historical results, as if ApolloMed had been acquired as of January 1, 2016 and 2017, are estimated as follows (unaudited):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net revenues	$478,873,780	$358,180,435
Net income attributable to Apollo Medical Holdings, Inc.	$9,982,706	$1,072,357
Weighted average common shares outstanding:
Basic	25,525,786	24,673,081
Earnings per share:
basic	$0.39	$0.04
Weighted average common shares outstanding:
diluted	28,661,735	27,970,431
Earnings per share:
diluted	$0.35	$0.04

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

APCN-ACO and ACO Acquisition Corporation

On November 11, 2015, NMM, ACO Acquisition Corporation, and APCN-ACO entered into a reorganization agreement whereby ACO Acquisition Corporation, a newly organized entity in which NMM is its sole shareholder, merged with APCN-ACO, effective on January 8, 2016, the date of filing the merger agreement with the California Secretary of State. APCN-ACO operates an ACO, as defined under MSSP, which is comprised of the ACO’s network of independent medical practices. The primary reason for the business combination was for NMM to acquire the member relationships of APCN-ACO.

Immediately following the effective date, NMM became the sole shareholder of APCN-ACO. On the effective date, each share of APCN-ACO’s common stock issued and outstanding immediately prior to the effective date, was converted at 0.6 of one fully paid and nonassessable share(s) of common stock of NMM, immediately following which, each one share of common stock of ACO Acquisition Corporation was converted into and became one fully paid and nonassessable share of APCN-ACO’s common stock. As a result of the merger transaction, all of APCN-ACO’s shares were converted into 513,205 shares of NMM common stock.

All of APCN-ACO’s right, title and interest in and to all of its assets as of the effective date were included as part of the merger, including, without limitation, all of the following assets: (i) 75% of the issued and outstanding equity interests of 99 Medical Equipment Healthcare Supplies & Wheelchair Center (“99 DME”); (ii) 25% of the issued and outstanding equity interests of Allegiance Home Health, Inc.; and (iii) 5% economic interest in Pacific Medical Imaging & Oncology Center, Inc. (“PMIOC”). 99 DME is a medical equipment store that specializes in the retail sale of medical supplies and mobility equipment. On January 8, 2016, APCN-ACO purchased the remaining 25% interest in 99 DME for $12,500, resulting in APCN-ACO having 100% ownership of the issued and outstanding equity interests of 99 DME. Allegiance Home Health, Inc. is a California Corporation that engages in providing skilling nursing, physical therapy, speech pathology, medical social worker and home health aide. See Note 7 for further information regarding PMIOC.

NMM issued 513,205 shares of common stock to the APCN-ACO shareholders, with a fair value of $3,075,000. Based on the Company’s valuation, which utilized the income – discounted cash flow and market approaches, the estimated fair value of the NMM common stock issued as consideration for the transaction was $5.99 per share. Transaction costs are not included as a component of consideration transferred and were expensed as incurred, which were minimal and are included in general and administrative expenses in the accompanying consolidated statements of income.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and be recorded on the consolidated balance sheets. Under the acquisition method of accounting, the total purchase consideration was allocated to the intangible assets acquired with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes.

The final allocation of the total purchase price to the net assets acquired is summarized as follows:

Investments in other entities – cost method	$25,000
Identifiable intangible asset - member relationships	1,738,000
Goodwill	1,679,849

Total assets acquired	3,442,849

Deferred tax liability	(367,849)

Total liabilities assumed	(367,849)

Net assets acquired	$3,075,000

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

In the view of management, the goodwill recorded in the transaction reflects the Company’s future cash flow expectations and its market position in the healthcare industry. The intangible asset represents $1,738,000 recognized for the fair value of the member relationships that has an approximate useful life of 7 years. The valuation of the member relationships acquired was based on management’s estimates, available information, and reasonable and supportable assumptions, and are considered Level 3 measurements. The fair value of the member relationships was estimated utilizing the income – discounted cash flow and market valuation approaches. The carrying amount of the member relationships of APCN-ACO with a cost of $1,738,000 was written off in the amount of $1,406,131 as these member relationships are no longer utilized by an entity controlled by NMM and therefore do not provide any future economic benefit.

ACO Acquisition Corporation #2, and Allied Physicians ACO, LLC

On December 18, 2016, NMM, ACO Acquisition Corporation #2, and AP-ACO entered into a reorganization agreement whereby ACO Acquisition Corporation #2, a newly organized entity which NMM is its sole shareholder, merged into AP-ACO, effective on December 20, 2016, the date of filing the merger agreement with the California Secretary of State. AP-ACO operates an ACO, as defined under the MSSP, which is comprised of the ACO’s network of independent medical practices. The primary reason for the business combination was for NMM to acquire the member relationships of AP-ACO.

Immediately following the effective date, NMM became the sole member of AP-ACO. On the effective date, all of the membership interests of AP-ACO issued and outstanding immediately prior to the effective date were converted on a pro rata basis into 273,710 shares of NMM common stock. All of AP-ACO’s right, title and interest in and to all of its assets as of the effective date were included as part of the merger, including, without limitation, all of AP-ACO’s economic interest in PMIOC. See Note 7 for further information regarding PMIOC.

NMM issued 273,710 shares of common stock (which includes 109,484 shares issued to APC) with a fair value of $2,080,000 to the members of AP-ACO. Per management’s evaluation, which utilized the income – discounted cash flow and market approaches, the estimated fair value of the NMM common stock issued as consideration for the transaction was $7.60 per share. Transaction costs are not included as a component of consideration transferred and were expensed as incurred, which were minimal and are included in general and administrative expenses in the accompanying consolidated statements of income.

NMM did not acquire any identifiable tangible assets and did no assume any liabilities as a result of the acquisition.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and be recorded on the consolidated balance sheets. Under the acquisition method of accounting, the total purchase consideration was allocated to the intangible assets acquired with the remainder allocated to goodwill. Goodwill is not deductible for tax purposes.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The final allocation of the total purchase price to the net assets acquired is summarized as follows:

Identifiable intangible asset - member relationships	$1,497,000
Goodwill	1,192,968

Total assets acquired	2,689,968

Deferred tax liability	(609,968)

Total liabilities assumed	(609,968)

Net assets acquired	$2,080,000

In the view of management, the goodwill recorded in the transaction reflects the Company’s future cash flow expectations and its market position in the healthcare industry. The intangible asset represents $1,497,000 recognized for the fair value of the member relationships that has an approximate useful life of 5 years. The valuation of the member relationships acquired was based on a management’s evaluation, management’s estimates, available information, and reasonable and supportable assumptions, and are considered Level 3 measurements. The fair value of the member relationships was estimated utilizing the income – discounted cash flow and market valuation approaches. The carrying amount of the member relationships of AP ACO with a cost of $1,497,000 was written off in the amount of $1,025,660 as these member relationships are no longer utilized by an entity controlled by NMM and therefore do not provide any future economic benefit.

Prior to the merger between NMM and ApolloMed, AP-ACO had minimal activity; as a result, the Company did not determine it is necessary to present supplemental pro forma information for the year ended December 31, 2016.

4.	Land, Property and Equipment, Net

Land, property and equipment, net consisted of:

	2017	2016

Land	$3,300,000	$3,300,000
Buildings	2,308,247	2,510,161
Computer software	2,471,015	2,263,805
Furniture and equipment	11,557,683	7,928,054
Construction in progress	744,706	954,470
Leasehold improvements	5,295,700	1,621,605

	25,677,351	18,578,095

Less accumulated depreciation and amortization	(11,863,045)	(8,204,762)

Land, property and equipment, net	$13,814,306	$10,373,333

Depreciation and amortization expense was $1,538,653 and $1,445,877 for the years ended December 31, 2017 and 2016, respectively.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

5.	Intangible Assets, Net

At December 31, 2017, intangible assets, net consisted of the following:

	Useful	Gross			Gross		Net
	Life	December 31,		Impairment/	December 31,	Accumulated	December 31,
	(Years)	2016	Additions	Disposal	2017	Amortization	2017
Indefinite Lived Assets:
Medicare license	N/A	$-	$1,994,000	$-	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	106,660,000	3,223,000	-	109,883,000	(35,842,508)	74,040,492
Management contracts	15	22,832,000	-	-	22,832,000	(5,014,886)	17,817,114
Member relationships	5-12	3,235,000	6,696,000	(3,235,000)	6,696,000	(46,500)	6,649,500
Patient management platform	5	-	2,060,000	-	2,060,000	(34,336)	2,025,664
Tradename/trademarks	20	-	1,011,000	-	1,011,000	(4,212)	1,006,788
		$132,727,000	$14,984,000	$(3,235,000)	$144,476,000	$(40,942,442)	$103,533,558

At December 31, 2016, intangible assets, net consisted of the following:

	Useful	Gross			Gross		Net
	Life	December 31,		Impairment/	December 31,	Accumulated	December 31,
	(Years)	2015	Additions	Disposal	2016	Amortization	2016
Amortized Intangible Assets:
Network relationships	11-15	$106,660,000	$-	$-	$106,660,000	$(22,186,665)	$84,473,335
Management contracts	15	22,832,000	-	-	22,832,000	(2,446,286)	20,385,714
Member relationships	5-7	-	3,235,000	-	3,235,000	-	3,235,000
		$129,492,000	$3,235,000	$-	$132,727,000	$(24,632,951)	$108,094,049

Included in depreciation and amortization on the consolidated statements of income is amortization expense of $17,536,700 and $16,244,563, (excluding $424,000 amortization expense for exclusivity incentives) for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company recorded an impairment of member relationship intangible assets with a cost of $3,235,000.

Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2018	$16,657,000
2019	14,480,000
2020	12,671,000
2021	10,961,000
2022	9,448,000
Thereafter	37,323,000

$101,540,000

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

6.	Goodwill

The following is a summary of goodwill activity for the years ended December 31, 2017 and 2016:

Balance at January 1, 2016	$100,851,144

Acquisitions	2,872,817
Impairments	(316,610)

Balance at December 31, 2016	$103,407,351

Acquisitions (Note 3)	86,439,851

Balance at December 31, 2017	$189,847,202

7.	Investments in Other Entities

Equity Method

LaSalle Medical Associates

LaSalle Medical Associates (“LMA”) was founded by Dr. Albert Arteaga in 1996 and currently operates four neighborhood medical centers employing more than 120 dedicated healthcare professionals, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal and they also accept Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 245,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5,000,000 for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the years ended December 31, 2017 and 2016, APC recorded income from this investment of $948,892 and $3,857,391, respectively, in the accompanying consolidated statements of income. During the years ended December 31, 2017 and 2016, APC also received dividends of $1,000,000 and $2,000,000, respectively, from LMA. The investment balance was $9,452,767 and $9,503,875 at December 31, 2017 and 2016, respectively.

LMA’s IPA line of business summarized balance sheets at December 31, 2017 and 2016 and summarized statements of income for the years ended December 31, 2017 and 2016 are as follows (unaudited):

Balance Sheets

December 31,	2017 (unaudited)	2016 (unaudited)

Assets
Cash and cash equivalents	$21,065,105	$18,441,306
Receivables, net	2,433,116	3,142,173
Other current assets	1,565,606	1,589,606
Loan receivable	1,250,000	1,250,000
Restricted cash	662,109	657,171

Total assets	$26,975,936	$25,080,256

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

December 31,	2017 (unaudited)	2016 (unaudited)

Current liabilities	$20,353,337	$18,253,224
Stockholders’ equity	6,622,599	6,827,032

Total liabilities and stockholders’ equity	$26,975,936	$25,080,256

Statements of Income

Years ended December 31,	2017 (unaudited)	2016 (unaudited)

Revenues	$195,143,984	$191,530,251
Expenses	188,265,085	164,694,297

Income before provision for income taxes	6,878,899	26,835,954

Provision for income taxes	(3,083,333)	(11,406,393)

Net income	$3,795,566	$15,429,561

PMIOC

PMIOC was incorporated in 2004 in the state of California. PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high quality diagnostic services such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry and digital mammography at their facilities.

In July 2015, APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA invested $1,200,000 for a 40% ownership in PMIOC. APC paid $564,000 cash, and APCN-ACO and AP-ACO paid an aggregate of $36,000 on behalf of APC, for this investment with the remaining $600,000 due on or before December 31, 2016, pursuant to a promissory note dated July 1, 2015. The promissory note was repaid in full in 2016.

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract APC paid PMIOC fees of $2,286,888 and $1,797,064 for the years ended December 31, 2017 and 2016, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the years ended December 31, 2017 and 2016, APC recorded income from this investment of $54,265 and $19,722 respectively, in the accompanying consolidated statements of income and has an investment balance of $1,400,693 and $1,346,428 at December 31, 2017 and 2016, respectively.

Universal Care, Inc.

Universal Care, Inc. (“UCI”) is a privately held health plan that has been in operation since 1985 in order to help its members through the complexities of the healthcare system. UCI holds a license under the California Knox-Keene Health Care Services Plan Act (Knox-Keene Act) to operate as a full-service health plan. UCI contracts with the CMS under the Medicare Advantage Prescription Drug Program.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

On August 10, 2015, UCAP, an entity solely owned 100% by APC with APC’s executives, Dr. Thomas Lam, Dr. Pen Lee and Dr. Kenneth Sim, as designated managers of UCAP, purchased from UCI 100,000 shares of UCI class A-2 voting common stock (comprising 48.9% of the total outstanding UCI shares, but 50% of UCI’s voting common stock) for $10,000,000. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the years ended December 31, 2017 and 2016, the Company recorded (loss) income from this investment of $(2,332,905) and $848,027, respectively, in the accompanying consolidated statements of income and has an investment balance of $8,609,455 and $10,942,360 at December 31, 2017 and 2016, respectively.

In 2015, the Company also advanced $5,000,000 to UCI for working capital purposes. The subordinated loan accrues interest at the prime rate plus 1%, or 5.50% and 4.75% as of December 31, 2017 and 2016, respectively, with interest to be paid monthly. Pursuant to the stock purchase agreement, the principal repayment schedule is based on certain contingent criteria, and accordingly, the entire note receivable has been classified as non-current loans receivable - related parties on the consolidated balance sheets as of December 31, 2017 and 2016 in the amount of $5,000,000.

UCI’s balance sheets at December 31, 2017 and 2016 and statements of income for the years ended December 31, 2017 and 2016 are as follows:

Balance Sheets

December 31,	2017 (unaudited)	2016 (unaudited)

Assets
Cash	$21,872,894	$23,155,207
Receivables, net	18,618,760	17,928,792
Other current assets	13,021,520	11,319,582
Other assets	3,754,470	2,432,338
Property and equipment, net	1,576,621	1,099,766

Total assets	$58,844,265	$55,935,685

Liabilities and Stockholders’ Equity (Deficit)

December 31,	2017 (unaudited)	2016 (unaudited)

Current liabilities	$54,421,532	$46,718,155
Other liabilities	10,051,952	8,075,977
Stockholders’ equity (deficit)	(5,629,219)	1,141,553

Total liabilities and stockholders’ equity (deficit)	$58,844,265	$55,935,685

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Statements of Income Operations

Years ended December 31,	2017 (unaudited)	2016 (unaudited)

Revenues	$188,389,384	$161,289,612
Expenses	193,196,938	161,277,959

(Loss) income before benefit for income taxes	(4,807,554)	11,653
Benefit for from income taxes	(36,835)	(1,615,678)

(Loss) income before other income and discontinued operations	(4,770,719)	1,627,331
Other income	-	106,875

Total other income (loss) from discontinued operations	-	106,875

Net (loss) income	$(4,770,719)	$1,734,206

DMG

On May 14, 2016, David C.P. Chen M.D., Inc., a California professional corporation doing business as Diagnostic Medical Group (“DMG”), David C.P. Chen M.D., individually (collectively “Seller”) and APC-LSMA, a designated shareholder professional corporation formed on October 15, 2012, which is 100% owned by Dr. Thomas Lam (CEO of APC) and is controlled and consolidated by APC who is the primary beneficiary of this VIE, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG for total cash consideration of $1,600,000.

Seller may in Seller’s sole discretion (but shall not be obligated to) use all or a portion of the purchase price proceeds to purchase shares of common stock of APC and/or NMM. The purchase price for any shares of APC and/or NMM common stock shall be at the then applicable price per share established by APC and/or NMM Board of Directors, respectively (which, as of the closing date is $1.00 per share of APC common stock and $1.00 per share of NMM common stock).

Seller used a portion of the purchase price proceeds to purchase 60,000 shares of APC common stock for the aggregate purchase price of $10,000 (the “AP Share Option”). See Note 13 for details of the accounting for the stock option.

In July 2016, APC advanced $200,000 to DMG pursuant to a promissory note agreement. The note accrued interest at 3.5% per annum and was to mature on June 30, 2018. The balance of $200,000 was paid off in 2017 and was included in loans receivable – related parties in the accompanying consolidated balance sheets as of December 31, 2016.

During 2016, APC also contributed its portion of additional capital of $40,000 to DMG for working capital purposes, which represents APC’s 40% investment portion.

APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. APC recorded income from this investment of $403,713 and $43,698 in 2017 and 2016, respectively, in the accompanying consolidated statements of operations. During the year ended December 31, 2017, APC also received dividends of $240,000 from DMG. The investment balance was $1,847,411 and $1,683,698 at December 31, 2017 and 2016, respectively.

PASC

Pacific Ambulatory Surgery Center, LLC (“PASC”), a California limited liability company, is a multi-specialty outpatient surgery center that is certified to participate in the Medicare program and is accredited by the Accreditation Association for Ambulatory Health Care. PASC has entered into agreements with organizations such as healthcare service plans, independent physician practice associations, medical groups and other purchasers of healthcare services for the arrangement of the provision of outpatient surgery center services to subscribers or enrollees of such health plans. On November 15, 2016, PASC and APC, entered into a membership interest purchase agreement whereby PASC sold 40% of its aggregate issued and outstanding membership interests to APC for total consideration of $800,000.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

In connection with the membership interest purchase agreement, PASC entered into a management services agreement with NMM, which requires the payment of management fees computed at predetermined percentage (as defined) of PASC revenues. The term of the management services agreement commenced on the effective date and extend for a period of 60 months thereafter, and may be extended in writing at the sole option of NMM for an additional period of 60 months following the expiration of the initial term and is automatically renewed for additional consecutive terms of three years unless terminated by either party. PASC shall not be permitted to terminate the management services agreement for any reason during the initial term and, if extended, the extended term.

APC accounts for its investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. APC recorded a loss from this investment of $186,506 and $20,296 in 2017 and 2016, respectively, in the accompanying consolidated statements of income and has an investment balance of $593,198 and $779,704 at December 31, 2017 and 2016, respectively.

Investments in other entities – equity method consisted of the following:

Years ended December 31,	2017	2016

Universal Care, Inc.	$8,609,455	$10,942,360
LaSalle Medical Associates – IPA Line of Business	9,452,767	9,503,875
Diagnostic Medical Group	1,847,411	1,683,698
Pacific Medical Imaging & Oncology Center, Inc.	1,400,693	1,346,428
Pacific Ambulatory Surgery Center, LLC	593,198	779,704

	$21,903,524	$24,256,065

During the year ended December 31, 2016, the Company recorded an impairment charge of $7,697 related to the investment from the acquisition of Apple Physicians Organization in 2008, as the amount was not determined to be recoverable.

8.	Note Receivable and Management Services Agreement

On October 9, 2017, NMM and APC-LSMA entered into an agreement with Accountable Health Care IPA (“Accountable”), a California professional medical corporation, Signal Health Solutions, Inc. (“Signal”), a California corporation and George M. Jayatilaka, M.D. (“Dr. Jay”), individually, whereby concurrent with the execution of the agreement, APC-LSMA extended a line of credit to Dr. Jay in the principal amount of $10,000,000 (“Dr. Jay Loan”) to fund the working capital needs of Accountable ($5,000,000 of which was funded by APC on behalf of APC-LSMA and the other $5,000,000 was funded by NMM to Dr. Jay). Interest on the Dr. Jay Loan accrues at a rate that is equal to the prime rate plus 1% (5.50% as of December 31, 2017) and payable in monthly installments of interest only on the first day of each month until the date that is 3 years following the initial date of funding, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The Dr. Jay Loan will not be subordinated. The Dr. Jay Loan shall at all times be secured by a first-lien security interest in shares of Accountable owned by Dr. Jay.

Concurrently with the funding of the Dr. Jay Loan, Dr. Jay will loan to Accountable the entire proceeds of the Dr. Jay Loan at the same interest rate and maturity date as the Dr. Jay Loan (“Dr. Jay-Accountable Subordinated Loan”). Repayment of the Dr. Jay-Accountable Subordinated Loan will be subordinated to Accountable’s creditors in a manner acceptable to the California Department of Managed Health Care (“DMHC”).

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

At any time on or before the date that is one year following the initial funding date of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert up to $5,000,000 of the outstanding principal amount into shares of Accountable’s capital stock. At any time after the date that is one year following the funding date, the Dr. Jay Loan may be prepaid at any time. Within three years following the initial funding of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert the then outstanding principal amount into Accountable shares based on Accountable’s then-current valuation.

Subsequent to the funding of the Dr. Jay Loan, to the extent needed by Accountable for working capital needs as determined by APC-LSMA, APC-LSMA will extend an additional line of credit in the principal amount up to $8,000,000. The funding mechanism, interest rate and maturity date of such additional line of credit shall be the same as the Dr. Jay Loan and additional collateral security in Accountable’s issued and outstanding shares will be required.

As a condition of funding the Dr. Jay Loan, Accountable entered into a management service agreement with NMM on October 27, 2017, to commence on the termination of the Accountable’s existing management agreement with MedPoint Management to be effective on December 1, 2017 and have a term of ten (10) years from its effective date. NMM will be responsible for managing 100% of all health plan membership assigned and delegated to Accountable, and all hospital risk pools. The management service agreement requires the payment of IPA management fees as set forth therein.

Concurrent with the initial funding of the Dr. Jay Loan, the Accountable Board of Directors shall be automatically reconstituted to be comprised of two directors, which will comprise of Dr. Jay and a director appointed by APC-LSMA. Dr. Jay and APC-LSMA will have two and one votes as a director, respectively.

Based on management’s assessment, Accountable is a variable interest entity, however, the Company does not have the power to the direct the activities of Accountable that most significantly impact its economic performance and as such, the Company is not the primary beneficiary of Accountable.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

December 31,	2017	2016

Accounts payable	$3,786,381	$1,424,573
Specialty capitation payable	547,307	678,335
Subcontractor IPA risk pool payable	1,348,376	1,709,112
ACA payable	-	718,808
Professional fees	3,004,215	411,705
Deferred revenue	250,000	603,041
Accrued compensation	4,343,341	2,537,703

	$13,279,620	$8,083,277

10.	Medical Liabilities

Medical liabilities consisted of the following:

Years ended December 31,	2017	2016

Balance, beginning of year	$18,957,465	$16,011,519
Medical liabilities assumed from Merger	39,353,540	-
Claims paid for previous year	(23,075,516)	(14,501,482)
Incurred health care costs	121,846,375	98,906,764
Claims paid for current year	(92,476,160)	(84,520,493)
Adjustments	(633,386)	3,061,157

Balance, end of year	$63,972,318	$18,957,465

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

11.	Bank Loan, Lines of Credit and Loan Payable – Related Party

Bank Loans

In December 2010, ICC borrowed $4,600,000 loan from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate” or 4.5% per annum as of December 31, 2017. The loan is collateralized by one if its shareholders and the medical equipment ICC owns. The loan matures on December 31, 2018. As of December 31, 2017, the balance outstanding was $510,391 and is classified as current liabilities. As of December 31, 2017, ICC was in compliance with all affirmative and negative covenants contained in the loan agreement.

On January 13, 2014, APC entered into a mortgage loan agreement with a bank in the amount of $1,575,000. This note was guaranteed by one of APC’s board members, Theresa C. Tseng. Interest on the Note was 4.63% per annum. The note required APC to make 239 monthly payments of $10,132 commencing February 13, 2014 and maturing on January 13, 2034. The loan was collateralized by both the building and the rents due APC on the same building. On February 4, 2016, this loan was repaid in full. In connection with this repayment, APC incurred a prepayment penalty of $44,200 and the amount is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Lines of Credit

In April 2012, NMM entered into a promissory note agreement with a bank, which was amended on April 9, 2016 and April 7, 2017 (as amended, the “NMM Business Loan Agreement”). The NMM Business Loan Agreement was amended on April 7, 2017 to increase the loan availability from $10,000,000 to $20,000,000. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% or 4.625% and 3.875% as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which NMM obtained a waiver from the bank through March 31, 2018. The loan is personally guaranteed by 14 former shareholders of NMM, 13 of which are also members of former NMM’s board of directors, and a Trust held by NMM’s CEO, each of which guarantees is capped at $1,000,000. The loan is collateralized by substantially all assets of NMM. In October 2017, NMM borrowed $5,000,000 on this line of credit (see Note 8) to provide to Accountable Health Care IPA. The line of credit matures on April 22, 2018 and the amount outstanding as of December 31, 2017 was $5,000,000. No amounts were drawn on this line during 2016 and no amounts were outstanding as of 2016. As of December 31, 2017, availability under this line of credit was $8,300,671.

In April 2012, APC entered into a promissory note agreement with a bank, which was amended on April 22, 2016 and April 7, 2017 (as amended, the “APC Business Loan Agreement”). The APC Business Loan Agreement modifies certain terms of the promissory note agreement in order to (i) increase the original loan availability amount of $2,000,000 to $10,000,000, (ii) extend the maturity date under the promissory note agreement to April 22, 2018, and (iii) add six additional guarantees. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% or 4.625% and 3.875% as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which APC obtained a waiver from the bank through March 31, 2018. The loan is personally guaranteed by 14 shareholders of APC, 13 of which are also members of APC’s board of directors, and a Trust held by NMM’s CEO, each of which guarantees is capped at $1,000,000. The loan is also collateralized by substantially all assets of APC. No amounts were drawn on this line during 2017 and 2016 and no amounts were outstanding as of December 31, 2017 and 2016. As of December 31, 2017, availability under this line of credit was $9,694,984.

BAHA had a line of credit of $150,000 with First Republic Bank, which was paid in full in February 2018. Borrowings under the line of credit bore interest at the prime rate (4.5% and 3.75% per annum at December 31, 2017 and 2016, respectively), with a floor rate of 3.25%. As of December 31, 2017, the amount outstanding was $25,000.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Standby Letters of Credit

On March 3, 2017, APAACO established an irrevocable standby letter of credit with a financial institution (through the NMM Business Loan Agreement) for $6,699,329 for the benefit of CMS. The letter of credit expires on December 31, 2018 and deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.

APC established irrevocable standby letters of credit with a financial institution for a total of $305,016 for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

Loan Payable to Related Party

In connection with the investment in PMIOC (see Note 7), APC-LSMA entered into a promissory note agreement on July 1, 2015 for $600,000, which represents the remaining unpaid balance of the investment consideration. The remaining balance of $600,000 was repaid in full in 2016.

12.	Income Taxes

Provision for (benefit from) income taxes consisted of the following for the years ended December 31:

	2017	2016

Current
Federal	$19,219,251	$9,161,855
State	5,336,885	2,664,336

	24,556,136	11,826,191

Deferred
Federal	(18,718,113)	(2,199,180)
State	(1,951,238)	(810,599)

	(20,669,351)	(3,009,779)

Total provision for income taxes	$3,886,785	$8,816,412

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2017 and 2016, the Company had federal and California tax net operating loss carryforwards of approximately $25.1 million and $28.0 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2037. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company had a change in control under these Sections with the completion of the merger. The Company has performed an analysis of the limitation on the NOLs acquired with the merger and has determined it will be able to utilize all of the net operating losses (“NOLs”) before they expire.

Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2017 and December 31, 2016 are shown below. A valuation allowance of $3,385,932 and $0 as of December 31, 2017 and December 31, 2016, respectively, has been established against the Company's deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain. The Company's effective tax rate is different from the federal statutory rate of 35% due primarily to remeasurement gains on the Company's stock acquired by NMM and the change in the Federal tax rate.

	2017	2016

Deferred tax assets (liabilities)
State taxes	$1,001,754	$888,867
Stock options	1,784,524	1,685,965
Accrued payroll and related cost	185,130	208,576
Accrued hospital pool deficit	282,913	-
Net operating loss carryforward	7,069,776	-
Property and equipment	(1,286,452)	(2,009,313)
Acquired intangible assets	(28,626,943)	(44,036,361)
Other	(1,941,368)	(3,669,941)

Net deferred tax liabilities before valuation allowance	(21,530,666)	(46,932,207)

Valuation allowance	(3,385,932)	-
Net deferred tax liabilities	$(24,916,598)	$(46,932,207)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "TGCA"). The TCJA establishes new tax laws that will take effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on NOLs generated after December 31, 2017, to 80% of taxable income.

ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate.  The Company recorded a decrease in its deferred tax assets and deferred tax liabilities of $6.6 million and $16.3 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $9.7 million for the year ended December 31, 2017. The Company’s provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the law.

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

	2017	2016

Tax provision at U.S. Federal statutory rates	35.0%	35.0%
State income taxes net of federal benefit	4.4	6.0
Non-deductible permanent items	(9.7)	6.5
Non-taxable entities	(1.9)	(3.2)
Stock-based compensation	0.9	0.0
Other	1.4	2.5
Change in valuation allowance	(2.9)	0.0
Change in rate	(19.4)	0.0

Effective income tax rate	7.8%	46.8%

As of December 31, 2017 and 2016, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries' state and Federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2013 through December 31, 2016 and for the years ended December 31, 2014 through December 31, 2016, respectively. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

13.	Mezzanine and Shareholders’ Equity

All the historical NMM share and per share information has been adjusted to reflect the exchange ratio from the Merger (Note 3).

APC

As the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interests in mezzanine or temporary equity.

2017 Share Issuances and Repurchases

During 2017, APC received cash in the aggregate amount of $176,100 from the exercise of stock options to purchase 1,056,600 shares of APC common stock at $0.17 per share. In accordance with relevant accounting guidance, the amounts collected are reflected as a long-term liability for unissued equity shares as of December 31, 2017 based on the terms of the forfeiture feature of the option, as noted above.

During 2017, APC sold an aggregate of 266,000 shares of common stock at $1.00 per share for aggregate proceeds of $266,000.

During 2017, an aggregate of 1,466,000 shares of APC common stock were repurchased for $1,466,000 at a price of$1.00 per share. An aggregate of 345,300 shares of APC common stock were repurchased for $57,550 at $0.17 per share. Such share repurchases reduced the number of shares issued and outstanding as they were subsequently retired.

2016 Share Issuances and Repurchases

During 2016, APC sold an aggregate of 3,145,000 shares of common stock at $1.00 per share for aggregate proceeds of $3,145,000.

During 2016, APC sold 83,700 shares of common stock at a price of $0.50 per share to a board member for cash proceeds of $41,850. The share price was determined to be below the estimated fair market value of APC’s common stock on the measurement date; therefore, resulted in additional share-based compensation expense of $21,762 recorded in 2016.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

During 2016, an option was exercised for the purchase of 250,000 shares of APC common stock at $0.50 per share for gross proceeds of $125,000.

During 2016, an option was exercised for the purchase of 60,000 shares of APC common stock at $0.17 per share for gross proceeds of $10,000.

During 2016, APC issued an aggregate of 1,500,000 shares of common stock to former shareholders of Pacific Independent Physician Association, a Medical Group, Inc. (“PIPA”) for no consideration; therefore, resulted in additional share-based compensation expense of $380,000 recorded in 2016.

During 2016, an aggregate of 410,000 shares of APC common stock were repurchased at $1.00 per share for $410,000. Such share repurchases reduced the number of shares issued and outstanding as they were subsequently retired.

During 2016, $525,000 of cash was received related to an APC stock subscription receivable at December 31, 2015.

Shareholders’ Equity

Preferred Stock – Series A

On October 14, 2015, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 1,111,111 units, each unit consisting of one share of ApolloMed’s Preferred Stock (the “Series A”) and a common stock warrant (a “Series A Warrant”) to purchase one share of ApolloMed’s common stock at an exercise price of $9.00 per share. NMM paid ApolloMed an aggregate $10,000,000 for the units, the proceeds of which were used by ApolloMed primarily to repay certain outstanding indebtedness owed by ApolloMed to NNA and the balance for working capital.

As required by ASC 805-10-25-10, NMM, who was the accounting acquirer, remeasured its previously held interest in ApolloMed’s (the accounting acquiree) Series A at its acquisition-date fair value of $12,745,000 and was added to the consideration transferred in the exchange. As part of the Merger between NMM and ApolloMed (see Note 3), the fair value of $12,745,000 of such shares of Series A were included in purchase price consideration. The valuation methodology was based on an Option Pricing Method ("OPM") which utilized the observable publicly traded common stock price in valuing the Series A preferred stock within the context of the capital structure of the Company. OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%.

At December 31, 2016, NMM’s investment in ApolloMed Series A Preferred Stock is included in Investment in other entities – cost method and at December 31, 2017 this investment is eliminated in consolidation due to the merger between ApolloMed and NMM (see Note 3).

Preferred Stock – Series B

On March 30, 2016, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 555,555 units, each unit consisting of one share of ApolloMed’s Series B Preferred Stock (“Series B”) and a common stock warrant (a “Series B Warrant”) to purchase one share of ApolloMed’s common stock at an exercise price of $10.00 per share. NMM paid ApolloMed an aggregate $4,999,995 for the units.

As required by ASC 805-10-25-10, NMM, who was the accounting acquirer, remeasured its previously held interest in ApolloMed’s (the acquiree) Series B at its acquisition-date fair value of $6,373,000, and was added to the consideration transferred in the exchange. As part of the Merger between NMM and ApolloMed (see Note 3), the fair value of $6,373,000 of such shares of Series B were included in purchase price consideration. The valuation methodology was based on an OPM which utilized the observable publicly traded common stock price in valuing the Series B preferred stock within the context of the capital structure of the Company. OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The Series B Warrant may be exercised at any time after issuance and through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the Merger between NMM and ApolloMed (see Note 3), such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the Merger date.

At December 31, 2016, NMM’s investment in ApolloMed Series B Preferred Stock is included in Investment in other entities – cost method and at December 31, 2017 this investment is eliminated in consolidation due to the merger between ApolloMed and NMM (see Note 3).

NMM recorded a gain of $8,568,018 to reflect the fair values of the Series A and Series B prior to the Merger date, which is included in gain from investments in the accompanying consolidated statement of income for the year ended December 31, 2017.

2017 Share Issuances and Repurchases

Prior to the Merger date, NMM received cash in the aggregate amount of $248,925 from the exercise of stock options to purchase 102,199 shares of NMM common stock at $2.44 per share. In accordance with relevant accounting guidance, the amounts collected through December 7, 2017 were reflected as a long-term liability for unissued equity shares as of December 7, 2017 based on the terms of the forfeiture feature of the option, as noted above. In connection with the merger, the amount included in long-term liability of $1,237,650 for unissued equity shares were reclassified to equity to reflect the issuance of 508,133 shares of NMM common stock, which also resulted in the acceleration of the unvested portion of stock options in the amount of $828,184 which was recorded as share-based compensation expense in the consolidated statements of income.

Prior to the Merger date, an option (non-exclusivity) was exercised for the purchase of 102,641 shares of NMM common stock at $1.46 per share for gross proceeds of $150,000.

Prior to the Merger date, NMM sold an aggregate of 129,651 shares of common stock at $14.61 per share for aggregate proceeds of $1,894,736.

Prior to the Merger date, an aggregate of 109,123 shares of NMM common stock were repurchased for $1,594,736 at a price of $14.61 per share. An aggregate of 23,628 shares of NMM common stock were repurchased for $57,550 at a price of $2.44 per share. Such share repurchases reduced the number of shares issued and outstanding as they were subsequently retired.

On December 8, 2017, ApolloMed completed its business combination with NMM following the satisfaction or waiver of the conditions set forth in the Merger Agreement, pursuant to which Merger Subsidiary merged with and into NMM, with NMM surviving as a wholly owned subsidiary of ApolloMed (see Note 3).

In connection with the Merger and as of the effective time of the Merger (the “Effective Time”):

•	each issued and outstanding share of NMM common stock was converted into the right to receive such number of shares of common stock of ApolloMed that results in the former NMM shareholders who did not dissent from the Merger (“former NMM Shareholders”) having a right to receive an aggregate of 30,397,489 shares of common stock of ApolloMed, subject to the 10% holdback pursuant to the Merger Agreement;

•	ApolloMed issued to former NMM Shareholders each former NMM Shareholder’s pro rata portion of (i) warrants to purchase an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share, and (ii) warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed, exercisable at $10.00 per share; and

•

ApolloMed held back an aggregate of 3,039,749 shares of common stock issuable to former NMM Shareholders, representing 10% of the total number of shares of ApolloMed common stock issuable to former NMM Shareholders, to secure indemnification rights of AMEH and its affiliates under the Merger Agreement (the “Holdback Shares”). The Holdback Shares will be issued to former NMM Shareholders 50% on the first and 50% on the second anniversary of the closing of the Merger.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The shares of common stock issuable to former NMM shareholders in the exchange were 25,675,630 (net of 10% holdback and Treasury Shares) (see Note 3). The 10% holdback shares will be released to all the former NMM shareholders based on their respective pro rata ownership interest in NMM at the Effective Time without regard to whether the former NMM shareholders are providing any services to the Company at the time of this distribution. This holdback accommodation was made as indemnification protection to the accounting acquiree (ApolloMed), and as such, is not considered compensatory. At the time when these holdback shares are to be issued to the former NMM shareholders, the Company will record the stock issuance with a reduction to additional paid-in capital to properly reflect the shares outstanding.

As of the date of this Annual Report on Form 10-K, the 25,675,630 shares, which is both net of 3,039,749 holdback shares and 1,682,110 Treasury Shares of ApolloMed common stock and 1,750,000 warrants to purchase common stock issuable to former NMM shareholders in connection with the Merger are subject to ApolloMed receiving from those former NMM shareholders a properly completed letter of transmittal (and related exhibits) before such former NMM shareholders may receive their pro rata portion of ApolloMed common stock and warrants.  Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements has treated the 25,675,630 common shares as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares on the Effective Date of the Merger.

Upon consummation of the Merger, the Company issued 520,081 shares its common stock with a fair value of $5,376,215 from the conversion of the Alliance Note and accrued interest.

2016 Share Issuances and Repurchases

During 2016, 7,356 shares of NMM common stock were repurchased at $14.61 per share for $107,500. Such share repurchase reduced the number of shares issued and outstanding as they were subsequently retired.

During 2016, NMM issued 513,205 shares of common stock as consideration for the acquisition of APCN-ACO. The fair value of the stock was determined to be $5.99 per share for total valuation of the consideration of $3,075,000 (see Note 3).

During 2016, NMM issued 273,710 shares of common stock (which includes 109,483 issued to APC) as consideration for the acquisition of AP-ACO. The fair value of the stock was determined to be $7.60 per share for total valuation of the consideration of $2,080,000 (see Note 3).

During 2016, NMM sold 400,298 shares of common stock at $14.61 per share for aggregate proceeds of $5,850,000.

During 2016, NMM sold 5,727 shares of common stock at $7.31 per share for aggregate proceeds of $41,850.

During 2016, an option was exercised for the purchase of 17,107 shares of NMM common stock at $7.31 per share for gross proceeds of $125,000.

Equity Incentive Plans

In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2010 Equity Incentive Plan (the “2010 Plan”) pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The 2010 Plan provides for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of December 31, 2017, there were no shares available for grant.

In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2017, there were no shares available for future grants under the 2013 Plan.

In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Plan and 2013 Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by ApolloMed’s stockholders at ApolloMed’s 2016 annual meeting of stockholders that was held on September 14, 2016. As of December 31, 2017, there were approximately 1,019,000 shares available for future grants under the 2015 Plan.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The activity of stock options under the 2010, 2013 and 2015 Plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2017	-	$-	-	$-
Options assumed in the Merger (see Note 3)	1,141,040	3.95	5.85	5.81
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-

Options outstanding at December 31, 2017	1,141,040	$3.95	5.79	$19.81

Options exercisable at December 31, 2017	1,141,040	$3.95	5.79	$19.81

Stock Options Issued Under Primary Care Physician Agreements

On October 1, 2014, NMM and APC entered into an Exclusivity Amendment Agreement as part of the Primary Care Physician Agreement to issue stock options to purchase shares of NMM and APC common stock.

The medical providers agreed to exclusivity to APC for health enrollees in consideration per provider of an exclusivity incentive in the amount of $25,000 (or $15,000 if already a preferred provider). The stock options were granted from the date of agreement through May 1, 2015 and are treated as issuances to non-employees. The exercise price of the stock options was $2.44 (for NMM) and $0.17 (for APC) per share and providers were able to exercise anytime between August 1, 2015 and October 1, 2019, as long as the providers continue to provide services pursuant to the terms of the agreement through October 1, 2019. If the agreement is terminated by the provider with or without cause, the exclusivity incentive and any capitation payment above standard rates made in accordance with the terms of the agreement shall be fully repaid to APC by the terminating medical provider. In addition, any unexercised share options held by the terminating medical provider will be forfeited on effective date of termination, and any share options that have been exercised will be bought back by NMM and APC at the original purchase price.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, a total of 7,110,150 and 6,053,550, respectively, APC stock options were exercised for the purchase of shares of common stock that resulted in aggregate proceeds received by APC of $1,185,025 and $1,008,925, respectively, which in accordance with relevant accounting guidance are reflected as long-term liability for unissued equity shares as of December 31, 2017 and 2016 based on the features noted above.

The stock options under the Exclusivity Amendment Agreement were accounted for at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

Year ended December 31,	2017	2016

Expected term	0.93 - 1.75 years	2.75 years
Expected volatility	38.10% - 41.60%	53.01%
Risk-free interest rate	1.64% - 1.86%	1.47%
Market value of common stock	$0.52 - $0.76	$0.52 - $0.76
Annual dividend yield	2.23% - 3.53%	2.51% - 3.53%
Forfeiture rate	0% - 6.8%	8%

The Company’s stock option activity for options grants under the Exclusivity Amendment Agreement for NMM is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2016	139,016	$2.44	3.75	$473,363
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-

Options outstanding at December 31, 2016	139,016	$2.44	2.75	$717,155

Options exercisable at December 31, 2016	139,016	$2.44	2.75	$717,155

Options outstanding at January 1, 2017	139,016	$2.44	2.75	$717,155
Options granted
Options exercised	(102,199)	2.44	-	527,223
Options forfeited	(36,817)	2.44	-	-

Options outstanding at December 31, 2017	-	$-	-	$-

Options exercisable at December 31, 2017	-	$-	-	$-

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The Company’s stock option activity for options grants under the Exclusivity Amendment Agreement for APC is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2016	1,910,400	$0.167	3.75	$960,931
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-

Options outstanding at December 31, 2016	1,910,400	$0.167	2.75	$1,138,598

Options exercisable at December 31, 2016	1,910,400	$0.167	2.75	$1,138,598

Options outstanding at January 1, 2017	1,910,400	$0.167	2.75	$1,138,598
Options granted	-	-	-	-
Options exercised	(1,056,600)	0.167	-	629,734
Options forfeited	-	-	-	-

Options outstanding at December 31, 2017	853,800	$0.167	1.75	$508,864

Options exercisable at December 31, 2017	853,800	$0.167	1.75	$508,864

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of NMM and APC’s common stock as of December 31, 2017 and 2016.

Share-based compensation expense related to common stock option awards granted in connection with the Exclusivity Amendment Agreement recognized over their respective vesting periods is as follows:

Year ended December 31,	2017	2016

Contracted physicians and other services	$2,113,116	$1,512,740

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The remaining unrecognized share based compensation expense of stock option awards granted in connection with the Exclusivity Amendment Agreements as of December 31, 2016 was $1,508,471 and $2,580,359 for NMM and APC, respectively, which is expected to be recognized over the remaining term of 2.75 years.

The remaining unrecognized share based compensation expense of stock option awards granted in connection with the Exclusivity Amendment Agreements as of December 31, 2017 was $0 and $1,416,674 for NMM and APC, respectively, which is expected to be recognized over the remaining term of 1.75 years.

Warrants

Common stock warrants issued to NMM in connection with the Series A Preferred Stock investment in ApolloMed may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the Merger between NMM and ApolloMed (see Note 3), such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the merger date.

Common stock warrants issued to NMM in connection with the Series B Preferred Stock investment in ApolloMed may be exercised at any time after issuance and through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the Merger between NMM and ApolloMed (see Note 3), such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the Merger date.

Warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2017
Warrants assumed in the Merger	1,898,541	$9.06	2.69	$14.94
Warrants granted	1,750,000	10.49	5.00	13.51
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-

Warrants outstanding at December 31, 2017	3,648,541	$9.75	3.74	$14.25

	Weighted-Average Per Share Intrinsic Value	Number of Warrants

Outstanding at December 31, 2016	$-	-
Warrants assumed in the Merger	0.94	1,898,541
Granted	-	1,750,000
Exercised	-	-
Cancelled	-	-

Outstanding at December 31, 2017	$14.25	3,648,541

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

				Weighted
		Weighted		Average
		Average		Exercise Price
Exercise Price Per	Warrants	Remaining	Warrants	Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.00 - 4.50	116,875	0.24	116,875	$4.41
9.00 – 10.00	2,681,666	3.51	2,681,666	9.58
11.00	850,000	4.94	850,000	11.00

$4.50 –10.00	3,648,541	3.74	3,648,541	$9.75

Dividends, Reduction of Capital and Distributions

During the years ended December 31, 2017 and 2016, NMM paid dividends of $0 and $20,000,000, respectively. During the year ended December 31, 2017, NMM declared dividends of $18,000,000, which is classified as restricted cash (see Note 3).

During the year ended December 31, 2017 and 2016, APC paid dividends of $8,750,000 and $5,750,000, respectively, of which $4,500,000 of the $5,750,000 was accrued at December 31, 2015. The $8,750,000 and 1,250,000 dividends that were declared in 2017 and 2016, respectively were recorded as a reduction of capital as a result of having an accumulated deficit at the time of the issuance.

During the years ended December 31, 2017 and 2016, CDSC paid distributions of $1,680,063 and $909,429, respectively. In addition, CDSC had net capital change of $110,000 during the year ended December 31, 2016, which resulted in an increase in APC’s ownership in CDSC from 41.6% to 43.43% as of December 31, 2016.

Treasury Stock

APC owned 1,682,110 common shares of ApolloMed and NMM as of December 31, 2017 and 2016, respectively, which is excluded from common shares outstanding in the consolidated balance sheets as these represent Treasury Shares.

14.	Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under certain non-cancelable operating lease agreements. Rental expense for the years ended December 31, 2017 and 2016 was approximately $2,400,000 for both periods. See Note 15 for related party rental expense amounts. As of December 31, 2017, the future minimum rental payments under non-cancelable operating leases were approximately as follows:

Years ending December 31,	Amount

2018	$3,638,000
2019	3,056,000
2020	2,523,000
2021	1,533,000
2022	613,000
Thereafter	884,000

Total	$12,247,000

Equipment Subject to Capital Lease

In January 2016, NMM entered into a lease for certain computer equipment. Under the terms of the lease agreement NMM had the option to purchase the equipment at the end of the original two year lease term for $1 (bargain purchase option). In accordance with relevant accounting guidance the lease was classified as a capital lease. The lease required monthly payments of $8,050 through December 30, 2017 and bore interest at the rate of 3.625% per annum. The obligation of this capital lease was paid off in 2017.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

In January 2015, NMM entered into a lease for certain phone equipment. Under the terms of the lease agreement NMM was obligated to purchase the equipment at the end of the original two year lease term for $1 (bargain purchase option). In accordance with relevant accounting guidance the lease was classified as a capital lease. The lease required monthly payments of $7,641 through January 1, 2017 and bore interest at the rate of 3.625% per annum. The obligation of this capital lease was paid off in 2016.

In September 2017, ICC entered into a lease for medical equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease requires monthly payments of $9,910 through August 2024 and bears interest at the rate of 3.00% per annum.

The following is a schedule of future minimum lease payments on the non-cancelable capital lease as of December 31, 2017:

Year ending December 31,	Amount

2017	$792,798

Total minimum payments required	792,798
Less amount representing interest	(75,059)

Present value of net minimum lease payments	717,739
Less current portion	(98,738)

Long-term portion	$619,001

Equipment under capital lease	$750,000
Less: accumulated amortization	(53,571)

$696,429

As of December 31, 2017 the future minimum payments under non-cancelable capital leases were approximately as follows:

Years ending December 31,	Amount

2018	$119,000
2019	119,000
2020	119,000
2021	119,000
2022	119,000
Thereafter	198,000

Total	$793,000

Regulatory Matters

Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medi-Cal programs.

As a risk-bearing organization, the Company is required to follow regulations of the DMHC. The Company must comply with a minimum working capital requirement, tangible net equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. At December 31, 2017 and 2016, APC was in compliance with these regulations. At December 31, 2017 and 2016, MMG was not in compliance with these regulations. As a result, the California DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. The CAP has been submitted and is under review by DMHC.

Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of its business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

On or about March 23, 2018, a Demand for Arbitration was filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG and ApolloMed with Judicial Arbitration Mediation Services (“JAMS”), arising out of MMG’s purported business plans, seeking damages in excess of $5 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. MMG and ApolloMed each disputes the allegations and intends to vigorously defend itself in this matter. At this time, it is too early in the process to assess the probability of the outcome of this matter and/or amount of loss, if any.

Liability Insurance

The Company believes that its insurance coverage is appropriate based upon the Company’s claims experience and the nature and risks of the Company’s business. In addition to the known incidents that have resulted in the assertion of claims, the Company cannot be certain that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against the Company, the Company’s affiliated professional organizations or the Company’s affiliated hospitalists in the future where the outcomes of such claims are unfavorable. The Company believes that the ultimate resolution of all pending claims, including liabilities in excess of the Company’s insurance coverage, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on the Company’s business. Contracted physicians are required to obtain their own insurance coverage.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms.

Employment Agreements

ApolloMed has entered into employment agreements with several of ApolloMed’s key personnel, including ApolloMed’s executive officers, which provide for, among other items, annual base salaries, discretionary bonuses and participation in ApolloMed’s equity incentive plans. These agreements also contain termination and severance clauses that require ApolloMed to make payments to certain of these employees if certain events occur as defined in their respective agreements.

On December 20, 2016, AMM entered into substantially similar employment agreements with each of Warren Hosseinion, M.D., ApolloMed’s Co-Chief Executive Officer (the “Hosseinion Employment Agreement”), Gary Augusta, ApolloMed’s former Chairman of the ApolloMed board of directors (the “Augusta Employment Agreement”), Mihir Shah, ApolloMed’s Chief Financial Officer (as amended on July 1, 2017, the “Shah Employment Agreement”) and Adrian Vazquez, M.D., ApolloMed’s Chief Medical Officer (individually, the “Vazquez Employment Agreement” and, together with the Hosseinion Employment Agreement, the Augusta Employment Agreement and the Shah Employment Agreement, the “Executive Employment Agreements”). The Executive Employment Agreements replaced employment agreements previously entered into with (i) Dr. Hosseinion and Dr. Vazquez on March 28, 2014, as amended on January 12, 2016 and as amended and restated on June 29, 2016, and (ii) Mr. Shah on July 21, 2016. Mr. Augusta’s consulting agreement through Flacane Advisers, Inc. has been terminated.

Other Agreements with Drs. Hosseinion and Vazquez

Effective June 29, 2016, AMH entered into substantially similar Amended and Restated Hospitalist Participation Service Agreements with each of Dr. Hosseinion (the “Hosseinion Hospitalist Participation Agreement”) and Dr. Vazquez (individually, the ”Vazquez Hospitalist Participation Agreement” and, together with the Hosseinion Hospitalist Participation Agreement, the “Hospitalist Participation Agreements”), replacing agreements between AMH and Drs. Hosseinion and Vazquez that had originally been entered into on March 28, 2014 and amended on January 12, 2016. Pursuant to the Hospitalist Participation Agreements, Drs. Hosseinion and Vazquez provide physician services for AMH. The purpose of the new Hospitalist Participation Agreements is to align payment and benefit provisions, and make other technical changes, to the employment agreements that were previously in effect with each of Drs. Hosseinion and Vazquez. Each of the Hospitalist Participation Agreements provides for (i) hourly compensation rates for covered inpatient intensive medicine services; (ii) ApolloMed’s obligation to secure and pay for medical malpractice insurance, with specified minimum coverage, on behalf of Drs. Hosseinion and Vazquez; and (iii) maintain or purchase a “tail” policy for at least five years following the termination of the respective Hospitalist Participation Agreements. The Hospitalist Participation Agreements contain other provisions typical for an agreement of this type, including non-disclosure, non-solicitation, termination and arbitration of disputes provisions. The Hosseinion Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Hosseinion, and the Vazquez Hospitalist Participation Agreement replaced, and thereby terminated, the prior hospitalist participation service agreement between AMH and Dr. Vazquez.

15.	Related Party Transactions

On November 16, 2015, APC entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee, in the amount of $5,000,000 (see Note 7).

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2017 and 2016, APC paid approximately $250,000 and 265,000, respectively, to Advance Diagnostic Surgery Center for services as a provider. Advance Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the years ended December 31, 2017 and 2016, NMM received approximately $17.6 million and $17.2 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 7).

During the years ended December 31, 2017 and 2016, APC paid approximately $2.3 million and $1.8 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 7).

During the years ended December 31, 2017 and 2016, APC paid approximately $2.1 million and $2.2 million, respectively, to AMG, Inc. for services as a provider. AMG, Inc. shares common ownership with certain board members of APC.

In September 2015, ApolloMed entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and was due on or before September 2017. At December 31, 2017, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheets.

In addition, affiliates wholly-owned by the Company’s officers, including Dr. Lam and Dr. Hosseinion, are reported in the accompanying consolidated statement of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.

During the years ended December 31, 2017 and 2016, APC paid approximately $6.1 million and $5.3 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 7).

During the years ended December 31, 2017 and 2016, NMM paid approximately $1.0 million to Medical Property Partners (“MPP”) for office lease. MPP shares common ownership with certain board members of NMM.

During the years ended December 31, 2017 and 2016, APC paid approximately $0.4 million and $0.2 million, respectively, to Tag-2 Medical Investment Group, LLC (“Tag-2”) for office lease. Tag-2 shares common ownership with certain board members of APC.

During the years ended December 31, 2017 and 2016, APC paid an aggregate of approximately $41.5 million and $40.7 million, respectively, to shareholders of APC for provider services, which include approximately $14.1 million and $14.0 million, respectively, to shareholders who are also officers of APC.

For related party loan payable, see Note 11.

For loans receivable from related parties, see Note 7.

16.	Employee Benefit Plan

NMM has a qualified 401(k) plan that covers substantially all employees who have completed at least six months of service and meet minimum age requirements. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Participants become fully vested after six years of service. NMM matches a portion of the participants’ contributions. NMM’s matching contributions for the years ended December 31, 2017 and 2016 were approximately $175,000 and $320,000, respectively. BAHA has a 401(k) plan, but no matching since acquired by ApolloMed.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

17.	Earnings Per Share

Basic net income (loss) per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for secured convertible notes, preferred stock, and the treasury stock method for options and common stock warrants.

Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. The Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of December 31, 2017 and December 31, 2016, APC held 1,682,110 common shares of ApolloMed and NMM, respectively, which are included in treasury shares and not in the number of common shares outstanding used to calculate earnings per share.

Below is a summary of the earnings per share computations:

Years ended December 31,	2017	2016

Earnings per share – basic	$1.01	$0.46
Earnings per share – diluted	$0.90	$0.41
Weighted average shares of common stock outstanding – basic	25,525,786	24,673,081
Weighted average shares of common stock outstanding – diluted	28,661,735	27,970,431

Below is a summary of the shares included in the diluted earnings per share computations:

Years ended December 31,	2017	2016

Weighted average shares of common stock outstanding – basic	25,525,786	24,673,081
10% shares held back pursuant to indemnification clause	3,039,749	2,741,454
Stock options	44,716	555,896
Warrants	51,484	-
Weighted average shares of common stock outstanding – diluted	28,661,735	27,970,431

18.	Variable Interest Entities (VIEs)

A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company’s VIEs include APC and other immaterial entities.

Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the VIE.

The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.

The following table includes assets that can only be used to settle the liabilities of APC and the creditors of APC have no recourse to the Company. These assets and liabilities, with the exception of the investments in other entities – cost method and amounts due to affiliate, which are eliminated upon consolidation with the NMM, are included in the accompanying consolidated balance sheets.

December 31,	2017	2016

Assets

Current assets
Cash and cash equivalents	$54,686,370	$42,452,619
Restricted cash – short-term	18,005,661	101,132
Fiduciary cash	2,017,437	1,050,739
Investment in marketable securities	1,057,090	1,051,807
Receivables, net	15,183,483	21,025,668
Prepaid expenses and other current assets	1,821,328	727,743

Total current assets	92,771,369	66,409,708

Noncurrent assets
Land, property and equipment, net	10,167,689	7,294,994
Intangible assets, net	70,841,907	84,473,335
Goodwill	60,012,316	56,213,448
Loans receivable – related parties	5,000,000	5,200,000
Loan receivable	5,000,000	-
Investments in other entities – equity method	21,903,524	24,256,065
Investments in other entities – cost method	4,320,000	4,320,000
Restricted cash – long-term	745,235	-
Other assets	1,371,664	1,596,848

Total noncurrent assets	179,362,335	183,354,690

Total assets	$272,133,704	$249,764,398
Current liabilities
Accounts payable and accrued expenses	$3,625,610	$4,213,551
Incentives payable	21,500,000	19,621,645
Fiduciary accounts payable	2,017,437	1,050,739
Medical liabilities	25,186,240	18,957,465
Income taxes payable	1,463,540	2,999,225
Amount due to affiliate	24,889,717	3,204,334
Bank loan, short-term	510,391	-
Capital lease obligations	98,738	-

Total current liabilities	79,291,673	50,046,959

Noncurrent liabilities
Deferred tax liability	20,970,766	36,148,696
Liability for unissued equity shares	1,185,025	1,008,925
Capital lease obligations, net of current portion	619,001	-

Total noncurrent liabilities	22,774,792	37,157,621

Total liabilities	$102,066,465	$87,204,580

The assets of our other consolidated VIEs were not considered significant.

Approximately $18,000,000 of restricted cash is related to an amount that, as a result of the merger between ApolloMed and NMM (see Note 3), is to be transferred into an escrow account that will be held for distribution to former NMM shareholders.

19.	Subsequent Events

MMG has been in communication with the DMHC regarding MMG’s business plans that, if implemented, could result in a significant reduction in the health plan enrollment assigned to MMG.  After the Merger, MMG is not considered a significant component of the Company’s operations.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2017, the Company’s principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management, including the Company’s principal executive and principal financial officers, however, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will necessarily prevent or detect all fraud, errors or control issues. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs. The inherent limitations in internal control over financial reporting include that judgments can be faulty and that breakdowns can occur because of simple error or mistake. The Company’s internal control over financial reporting can be circumvented. The design of any system of internal control is based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Further, any evaluation of the effectiveness of the Company’s internal control over financial reporting in future periods are subject to the risk that, over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO 2013 Framework”), and based on such assessment, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. The Company’s management’s report was not subject to attestation by the registered public accounting firm pursuant to rules of the SEC that permit the Company to currently provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than with respect to the material weaknesses discussed below that were identified during the audit of fiscal year ended December 31, 2016 and subsequently remediated as of December 31, 2017, there were no changes in the Company’s internal control over financial reporting identified in the fourth quarter of 2017 in connection with the evaluation by the Company’s management required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Related to Internal Control Policies and Procedures

Our management identified a material weakness related to written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and was not properly documented by us. This control deficiency resulted in the reasonable possibility that a material misstatement in the financial reporting and disclosure process would not be prevented or detected on a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our audited consolidated financial statements for the fiscal year ended December 31, 2016.

Remediation of Material Weakness

We initiated a plan to enhance our control procedures over the written documentation of our internal controls over financial reporting in order to be compliant with the COSO 2013 Framework. During the year ended December 31, 2017, we re-evaluated our internal control documentation processes and procedures and formally documented the design and testing of our internal controls to be compliant with the COSO 2013 Framework. Additionally, our management remediated this material weakness by:

•	adding additional resources with technical expertise in designing and testing internal controls; and

•	re-designing controls and processes to ensure proper written documentation existed in order to be compliant with the COSO 2013 Framework.

Management believes that the actions described above to address the material weaknesses related to the documentation of our internal control policies and procedures, which actions were completed during the fiscal year ended December 31, 2017, have remediated such material weaknesses in internal control over financial reporting as of December 31, 2017.

Material Weakness Related to Segregation of Duties

Our management identified a material weakness in our controls over segregation of duties as it relates to the design of our internal controls over financial reporting. We did not design effective controls to ensure that all controls obtained the proper segregation of duties in the review and approval process within the accounting department. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our audited consolidated financial statements for the fiscal year ended December 31, 2016.

Remediation of Material Weakness

During the year ended December 31, 2017, our management remediated this material weakness by supplementing our accounting department with additional resources. In addition, the design of the controls were reviewed and updated to ensure that there was a preparer of the control and a separate reviewer of the control.

Management believes that the actions described above to address the material weaknesses related to the segregation of duties and procedures, which actions were completed during the fiscal year ended December 31, 2017, have remediated such material weaknesses in internal control over financial reporting as of December 31, 2017.

Material Weakness Related to the Adequate Review and Supervision of the Financial Reporting Process

Our management identified a material weakness in our controls over the adequate review and supervision function as to the design and testing of our internal controls over financial reporting. We did not design effective controls to ensure that our accounting department had the adequate amount of resources to properly review and supervise our financial reporting process. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our audited consolidated financial statements for the fiscal year ended December 31, 2016.

Remediation of Material Weakness

During the year ended December 31, 2017, our management remediated this material weakness by supplementing its existing accounting department with additional professional resources with the necessary skills, knowledge and experience to perform the required and appropriate level of supervision and review. In addition, we hired outside experts to assist with the preparation and review of the financial statement close process in order to ensure controls are designed and reviewed properly within the financial reporting close process.

Management believes that the actions described above to address the material weaknesses related to review and supervision of the financial reporting process, which actions were completed during the fiscal year ended December 31, 2017, have remediated such material weaknesses in internal control over financial reporting as of December 31, 2017.

Material Weakness Related to the Sufficient Formal Documentation of Agreements and Contractual terms

Our management identified a material weakness related to the sufficiency of formal documentation of agreements and contractual terms. We did not design effective controls to ensure that our contract terms were formally documented and accounted for. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our consolidated financial statements for the fiscal year ended December 31, 2016.

Remediation of Material Weakness

During the fiscal year ended December 31, 2017, our management remediated this material weakness by implementing a formal process that requires all agreements to be formally documented, approved and executed in coordination with the finance team.

Management believes that the actions described above to address the material weaknesses related to implementing the formal process that requires all agreements to be formally documented, approved and executed in coordination with the finance team, which actions were completed during the fiscal year ended December 31, 2017, have remediated such material weaknesses as of December 31, 2017.

Material Weakness Related to the Sufficient Technical Knowledge and Resources to Account for Complex Transactions

Our management identified a material weakness related to technical knowledge and resources to account for the complex transactions entered into during 2016. This material weakness resulted from multiple deficiencies around various technical accounting matters. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis. This material weakness was identified and any resulting errors corrected prior to the completion of our consolidated financial statements for the fiscal year ended December 31, 2016.

Remediation of Material Weakness

During the fiscal year ended December 31, 2017, our management remediated this material weakness by engaging the services of a CPA firm to assist with technical accounting matters and assist with the preparation for the year end audits and draft the consolidated financial statements. We also hired a new VP of Finance with the requisite knowledge and technical accounting skills to appropriately address these technical accounting matters.

Management believes that the actions described above to address the material weaknesses related to having sufficient technical knowledge and resources to account for complex transactions, have remediated such material weaknesses as of December 31, 2017.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Proxy Statement for the 2018 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated financial statements

The consolidated financial statements and notes thereto contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 included in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

3.	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated December 21, 2016, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (the “Merger Agreement”) (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

Exhibit No.	Description

2.2	Amendment to the Merger Agreement, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.3	Amendment No. 2 to the Merger Agreement, dated October 17, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

3.5	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

3.6	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

4.1*	Form of Certificate for Common Stock of Apollo Medical Holdings, Inc., par value $0.001 per share.

4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on December 17, 2012).

4.3*	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $11.00 per share.

4.4*	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $10.00 per share.

Exhibit No.	Description

4.5	Common Stock Purchase Warrant (“Series A Warrant”) dated October 14, 2015, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.6*	Form of Assignment of Series A Warrant as Merger Consideration pursuant to the Merger Agreement.

4.7	Common Stock Purchase Warrant (“Series B Warrant”) dated March 30, 2016, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.8*	Form of Assignment of Series B Warrant as Merger Consideration pursuant to the Merger Agreement.

4.9	Common Stock Purchase Warrant dated November 4, 2016, issued by Apollo Medical Holdings, Inc., to Scott Enderby, D.O. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

4.10	Common Stock Purchase Warrant dated November 17, 2016, issued by Apollo Medical Holdings, Inc. to Liviu Chindris, M.D. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2017).

10.1	2010 Equity Incentive Plan of the Company (incorporated herein by reference to Appendix A to Schedule 14C Information Statement filed on August 17, 2010).

10.2	2013 Equity Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.3*	2015 Equity Incentive Plan of the Company.

10.4+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David Schmidt (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.5+	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta (incorporated herein by reference to Exhibit 10.47 the Company’s Annual Report on Form 10-K filed on May 8, 2014).

Exhibit No.	Description

10.6+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.7+	Board of Directors Agreement between Apollo Medical Holdings, Inc. and Thomas S. Lam, M.D. dated January 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2016.

10.8+	Board of Directors Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Mark Fawcett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2016).

10.9+	Form of Board of Directors Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.10+	Form of Director Proprietary Information Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.11+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.12	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.13	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.14	First Amendment and Acknowledgement, dated February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2015).

10.15	Amendment to the First Amendment and Acknowledgement, dated May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2015).

10.16	Amendment to the First Amendment and Acknowledgement, dated July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2015).

10.17	Second Amendment and Conversion Agreement dated November 17, 2015 among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2015).

Exhibit No.	Description

10.18	Third Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated June 28, 2016 (incorporated herein by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.19	Fourth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated April 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Fifth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated July 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

10.21	Sixth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

10.22	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.23	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.24	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.25	Second Amendment to Lease Agreement dated October 14, 2014 by and between Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (incorporated herein by reference to Exhibit 10.5 on Quarterly Report on Form 10-Q filed on November 14, 2014).

10.26	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K/A filed on December 8, 2014).

10.27*	Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner.

10.28*	Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner.

10.29*	Lease Agreement Addendum, dated February 1, 2013, by and between Network Medical Management, Inc. and Medical Property Partner.

10.30*	Change in Terms Agreement and Business Loan Agreement, dated April 9, 2016, by and between Network Medical Management, Inc. and Preferred Bank.

Exhibit No.	Description

10.31*	Change in Terms Agreement and Business Loan Agreement, dated April 7, 2017, by and between Network Medical Management, Inc. and Preferred Bank.

10.32+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Gary Augusta (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.33+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.34+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Mihir Shah (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.35+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.36+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.37+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.38	Next Generation ACO Model Participation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.39	Form of Stockholder Lock-Up Agreement (incorporated herein by reference to Annex D to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

10.40*	Convertible Secured Promissory Note made as of October 13, 2017 by George M. Jayatilaka, M.D.

21.1*	Subsidiaries of Apollo Medical Holdings, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.3*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32**	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

Exhibit No.	Description

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan, contract or arrangement

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: April 2, 2018	By:	/s/ Thomas Lam, M.D.
Thomas Lam, M.D.
Co-Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Thomas Lam, M.D. and Warren Hosseinion, M.D., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

By:	/s/ Kenneth Sim, M.D	Executive Chairman and Director
Kenneth Sim, M.D

By:	/s/ Thomas Lam, M.D.	Co-Chief Executive Officer (Principal Executive Officer), and Director
Thomas Lam, M.D.

By:	/s/ Warren Hosseinion, M.D.	Co-Chief Executive Officer (Principal Executive Officer), and Director
Warren Hosseinion, M.D.

By:	/s/ Mihir Shah	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mihir Shah

By:	/s/ Gary Augusta	President and Director
Gary Augusta

By:	/s/ Michael Eng	Director
Michael Eng

By:	/s/ Mark Fawcett	Director
Mark Fawcett

By:	/s/ Mitchell Kitayama	Director
Mitchell Kitayama

By:	/s/ David Schmidt	Director
David Schmidt

By:	/s/ Li Yu	Director
Li Yu

