Form 10-Q
period 2018-03-31
Apollo Medical Holdings, Inc.
filed 2018-05-15
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.

001-37392

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3837784
State of Incorporation	IRS Employer Identification No.

1668 S. Garfield Avenue, 2nd Floor, Alhambra, CA 91801

(Address of principal executive offices)

(626) 282-0288

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

As of May 9, 2018, there were 33,334,059 shares of common stock of the registrant, $0.001 par value per share, legally issued and outstanding (net of 3,039,749 holdback shares).

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q (the “Report”) to the “Company,” “we,” “us,” “our,” “ApolloMed” and similar words are to Apollo Medical Holdings, Inc., a Delaware corporation, its consolidated subsidiaries and affiliated entities, as appropriate, including variable interest entities.

The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Quarterly Report on Form 10-Q describing the participation of APA ACO, Inc. (“APAACO”) in the next generation accountable care organization (“NGACO”) model.

Trade names and trademarks of ApolloMed and its subsidiaries referred to herein and their respective logos, are our property. This Quarterly Report on Form 10-Q may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Shares of ApolloMed’s common stock owned by Allied Physicians of California IPA (d.b.a. Allied Pacific of California IPA), a variable interest entity of the Company, are legally issued and outstanding but excluded from shares of common stock outstanding in the condensed consolidated financial statements, as such shares are treated as treasury shares for accounting purposes. Such shares, therefore, are not included in the number of shares of common stock outstanding used to calculate the Company’s earnings per share.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our future business, financial condition, strategic transactions (including mergers, acquisitions and management services agreements), sources of revenue, operating results, plans, objectives, expectations and intentions, any projections of earnings, revenue or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, targets, strategies and objectives of management for future operations such as any material opportunities that we believe exist for our company; any statements concerning anticipated proposed or prospective services, developments, timelines, costs, investments, returns, effects or results such as our outlook regarding our NGACO, our integration-related costs following the closing of the reverse merger of Apollo Medical Holdings, Inc. and Network Medical Management, Inc., the expected substantial completion of such integration, and our strategic transactions, including the prospects of and future investments for our strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance of our company; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. Forward-looking statements reflect current views with respect to future events and condition and are based on current estimates, expectations and assumptions only as of the date of this Quarterly Report on Form 10-Q and therefore are speculative in nature and subject to change. Although we believe that the expectations reflected in our forward-looking statements are reasonable, our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and significant risks and uncertainties that could cause actual condition, outcomes and results to differ materially from those indicated by such statements. Should one or more of these risks or uncertainties materialize, or should any expectations or assumptions underlying the relevant forward-looking statements prove incorrect, it could significantly affect our operations and may cause the actual actions, results, financial condition, performance or achievements of the Company and its subsidiaries and variable interest entities to be substantially different from any future actions, results, financial condition, performance or achievements, expressed or implied by any such forward-looking statements, as being expected, anticipated, intended, planned, believed, sought, estimated or projected on the basis of historical trends.

Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability, following the consummation of the reverse merger of Apollo Medical Holdings, Inc. and Network Medical Management, Inc., to successfully integrate operations of the two groups, including realizing the synergies anticipated from the transaction, which may not be fully realized or may take longer to realize than expected; and our ability to successfully locate new strategic targets and integrate our operations following mergers, acquisitions or other strategic transactions, including that the integration may be more costly or more time consuming and complex than anticipated and that synergies anticipated to be realized may not be fully realized or may take longer to realize than expected;

•	our dependence on a few key payors;

•	changes in federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the success of our focus on our NGACO, to which we have devoted, and intend to continue to devote, considerable effort and resources, financial and otherwise, including whether we can manage medical costs for patients assigned to us within the capitation received from CMS and whether we can continue to participate in the All-Inclusive Population-Based Payment (“AIPBP”) Mechanism of the NGACO Model as payments thereunder represent a significant part of our total revenues;

•	our expenses may exceed capitation payments, whether from CMS under the AIPBP Mechanism or health plans, which could lead to substantial losses, and uncertainty related to the final settlements of such incurred expenses and our actual earnings (if any) that are generally determined in subsequent periods;

•	general economic uncertainty;

•	the impact of emerging and existing competitors;

•	any adverse development in general market, business, economic, labor, regulatory and political conditions;

•	any outbreak or escalation of acts of terrorism or natural disasters;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	changes in laws and regulations and other market-wide developments affecting our industry in general and our operations in particular, including the impact of any change to applicable laws and regulations relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, registration and licensure, healthcare reform and reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue and the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new or revised federal and state healthcare laws;

•	risks related to our ability to raise capital as equity or debt to finance our growth and strategic transactions;

•	our ability to retain key individuals, including members of senior management;

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact of any potential future impairment of our assets;

•	the effectiveness of our compliance and control initiatives;

•	risks related to changes in accounting literature or accounting interpretations; and

•	the fluctuations in the market value of our securities.

For a detailed description of these and other factors that could cause our actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A entitled “Risk Factors,” of our most recent Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. Except as required by law, we do not intend, and undertake no obligation, to update any statement, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$103,731,761	$99,749,199
Restricted cash – short-term	18,028,116	18,005,661
Fiduciary cash	1,386,474	2,017,437
Investment in marketable securities	1,138,477	1,143,095
Receivables, net	52,805,123	20,117,304
Prepaid expenses and other current assets	3,525,437	3,126,866

Total current assets	180,615,388	144,159,562

Noncurrent assets
Land, property and equipment, net	13,700,034	13,814,306
Intangible assets, net	99,138,657	103,533,558
Goodwill	188,933,191	189,847,202
Loans receivable – related parties	5,000,000	5,000,000
Loan receivable	10,000,000	10,000,000
Investments in other entities – equity method	21,875,500	21,903,524
Restricted cash – long-term	745,293	745,235
Other assets	1,585,850	1,632,406

Total noncurrent assets	340,978,525	346,476,231

Total assets	$521,593,913	$490,635,793

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31, 2018	December 31, 2017

Liabilities, Mezzanine Equity and Stockholders’ Equity

Current liabilities
Lines of credit	$5,000,000	$5,025,000
Accounts payable and accrued expenses	12,110,530	13,279,620
Incentives payable	14,900,000	21,500,000
Fiduciary accounts payable	1,386,474	2,017,437
Medical liabilities	69,110,826	63,972,318
Income taxes payable	7,614,669	3,198,495
Bank loan, short-term	394,783	510,391
Capital lease obligations	99,480	98,738

Total current liabilities	110,616,762	109,601,999

Noncurrent liabilities
Deferred tax liability	30,055,819	24,916,598
Liability for unissued equity shares	1,185,025	1,185,025
Dividends payable	18,000,000	18,000,000
Capital lease obligations, net of current portion	593,852	619,001

Total noncurrent liabilities	49,834,696	44,720,624

Total liabilities	160,451,458	154,322,623

Commitments and Contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA (“APC”)	190,654,312	172,129,744

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	-	-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	-	-
Common stock, par value $0.001; 100,000,000 shares authorized, 32,652,295 and 32,304,876 shares outstanding, excluding 1,682,110 shares held by APC, at March 31, 2018 and December 31, 2017, respectively (see Note 10)	32,653	32,305
Additional paid-in capital	160,736,190	158,181,192
Retained earnings	4,897,454	1,734,531
	165,666,297	159,948,028

Noncontrolling interest	4,821,846	4,235,398

Total stockholders’ equity	170,488,143	164,183,426

Total liabilities, mezzanine equity and stockholders’ equity	$521,593,913	$490,635,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

Three Months Ended March 31,	2018	2017

Revenue
Capitation, net	$85,905,284	$64,716,133
Risk pool settlements and incentives	17,986,736	11,137,200
Management fee income	12,074,572	6,537,110
Fee-for-service, net	7,748,109	2,663,913
Other income	452,026	281,706

Total revenue	124,166,727	85,336,062

Expenses
Cost of services	84,670,608	59,607,514
General and administrative expenses	11,735,898	5,211,633
Depreciation and amortization	5,058,512	4,836,351

Total expenses	101,465,018	69,655,498

Income from operations	22,701,709	15,680,564

Other income (expense)
(Loss) income from equity method investments	(28,024)	2,227,262
Interest expense	(85,001)	(811)
Interest income	269,818	182,285
Change in fair value of derivative instrument	-	1,522,222
Other income	87,993	1,514

Total other income, net	244,786	3,932,472

Income before provision for income taxes	22,946,495	19,613,036

Provision for income taxes	7,228,840	7,889,245

Net income	15,717,655	11,723,791

Net income attributable to noncontrolling interests	13,557,200	7,374,130

Net income attributable to Apollo Medical Holdings, Inc.	$2,160,455	$4,349,661

Earnings per share – basic	$0.07	$0.17

Earnings per share – diluted	$0.06	$0.15

Weighted average shares of common stock outstanding – basic	32,421,467	25,067,954

Weighted average shares of common stock outstanding – diluted	38,098,373	28,445,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended March 31,	2018	2017

Cash flows from operating activities
Net income	$15,717,655	$11,723,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,058,512	4,836,351
Loss on disposal of property and equipment	41,782	-
Share-based compensation	833,944	321,233
Unrealized loss from investment in equity securities	8,550	-
Change in fair value of derivative instrument	-	(1,522,222)
Loss (income) from equity method investments	28,024	(2,227,262)
Deferred tax	2,807,407	2,109,535
Changes in operating assets and liabilities:
Receivable, net	(21,087,819)	14,410,196
Prepaid expenses and other current assets	(398,571)	(428,871)
Other assets	(59,444)	(54,368)
Accounts payable and accrued expenses	(1,169,363)	(2,350,949)
Incentives payable	(6,600,000)	(9,721,645)
Medical liabilities	5,138,508	(257,945)
Income taxes payable	4,416,174	4,267,804

Net cash provided by operating activities	4,735,359	21,105,648

Cash flows from investing activities
Purchases of marketable securities	(3,932)	(1,301)
Advances to related parties – loans receivable	-	(5,000,000)
Dividends received from equity method investments	-	1,000,000
Proceeds on sale of investments – cost method	-	25,000
Purchases of property and equipment	(485,121)	(318,821)

Net cash used in investing activities	(489,053)	(4,295,122)

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

Three Months Ended March 31,	2018	2017

Cash flows from financing activities
Repayment of bank loan	(140,608)	-
Dividends paid	(2,000,000)	(8,750,000)
Change in noncontrolling interest capital	-	(27,500)
Payment of capital lease obligations	(24,407)	(30,980)
Proceeds from exercise of stock options and warrants	1,923,784	425,025

Net cash used in financing activities	(241,231)	(8,383,455)

Net increase in cash, cash equivalents and restricted cash	4,005,075	8,427,071

Cash, cash equivalents and restricted cash, beginning of period	118,500,095	54,925,712

Cash, cash equivalents and restricted cash, end of period	$122,505,170	$63,352,783

Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$1,511,000
Cash paid for interest	73,610	811

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$43	$-
Reclassification of stock options exercised to liability for unissued common shares	-	425,025
Deferred tax liability adjustment to goodwill	914,011	-
Cumulative effect adjustment for ASC 606 included in accounts receivable	11,600,000	-
Cumulative effect adjustment for ASC 606 included in deferred tax liabilities	3,246,098	-
Reclassification of fiduciary cash to payable	$630,963	$32,485

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

	As of March 31,
	2018	2017
Cash and cash equivalents	$103,731,761	$63,251,651
Restricted cash – long-term - letters of credit	745,293	101,132
Restricted cash – short-term - distributions to former NMM shareholders	18,028,116	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$122,505,170	$63,352,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Overview

Apollo Medical Holdings, Inc. (“ApolloMed”), entered into an Agreement and Plan of Merger dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017) (the “Merger Agreement”) among ApolloMed, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of ApolloMed, Network Medical Management, Inc. (“NMM”), and Kenneth Sim, M.D., not individually but in his capacity as the representative of the shareholders of NMM (the “Merger”). The Merger closed and became effective on December 8, 2017 (the “Closing”) (see Note 3). As a result of the Merger, NMM is now a wholly-owned subsidiary of ApolloMed and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, the Merger is treated as a “reverse acquisition” and NMM is considered the accounting acquirer and ApolloMed the accounting acquiree. Accordingly, as of the Closing, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for all periods following the Merger. Effective as of the Closing, ApolloMed’s board of directors approved a change in ApolloMed’s fiscal year end from March 31 to December 31, to correspond with NMM’s fiscal year end prior to the Merger.

The combined company, following the Merger, together with its affiliated physician groups and consolidated entities (collectively, the “Company”) is a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner and serves patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of the Company’s revenue coming from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: NMM, Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.

NMM was formed in 1994 as a management service organization (“MSO”) for the purposes of providing management services to medical companies and independent practice associations (“IPAs”). The management services cover primarily billing, collection, accounting, administrative, quality assurance, marketing, compliance and education.

Allied Physicians of California IPA, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”) was incorporated on August 17, 1992 for the purpose of arranging health care services as an IPA. APC has contracts with various health maintenance organizations (“HMOs”) or licensed health care service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is also minimized by stop-loss provisions in contracts with HMOs.

On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM (initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity (“VIE”) as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation of the APC Joint Planning Board; therefore APC is consolidated by NMM. As of March 31, 2018 and December 31, 2017, APC had an ownership interest of 4.90% and 4.95% in ApolloMed, respectively.

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

APC also holds a 40% ownership interest in Pacific Ambulatory Surgery Center, LLC (“PASC”), a multi-specialty outpatient surgery center.

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

In 2012, ApolloMed formed an ACO, ApolloMed Accountable Care Organization, Inc. (“ApolloMed ACO”) to participate in the MSSP.

On November 11, 2015, NMM, ACO Acquisition Corporation, and APCN-ACO, A Medical Professional Corp. (“APCN-ACO”) entered into a reorganization agreement whereby ACO Acquisition Corporation, a newly organized entity in which NMM is its sole shareholder, merged with APCN-ACO, effective on January 8, 2016, resulting in APCN-ACO becoming a wholly owned subsidiary of NMM.

On December 18, 2016, NMM, ACO Acquisition Corporation #2, and Allied Physicians ACO, LLC (“AP-ACO”) entered into a reorganization agreement whereby ACO Acquisition Corporation #2, a newly organized entity in which NMM is its sole shareholder, merged into AP-ACO, effective on December 20, 2016, resulting in AP-ACO becoming a wholly owned subsidiary of NMM.

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

In conjunction with the Merger, ApolloMed sold to APC-LSMA all the issued and outstanding shares of capital stock of Maverick Medical Group, Inc. (“MMG”). MMG has historically been included in the consolidated financial statements filed by ApolloMed.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made in the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. The Company’s quarterly results fluctuate. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of December 31, 2017 and March 31, 2018, includes the accounts of ApolloMed, its consolidated subsidiaries NMM, including NMM’s subsidiaries, APCN-ACO and AP-ACO, AMM, APAACO and Apollo Care Connect, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The condensed consolidated statement of income for the three months ended March 31, 2017, includes NMM, its consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The condensed consolidated statement of income for the three months ended March 31, 2018, includes ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO and Apollo Care Connect, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC.

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

Reportable Segments

The Company operates as one reportable segment, the healthcare delivery segment, and implements and operates innovative health care models to create a patient-centered, physician-centric experience. The Company reports its condensed consolidated financial statements in the aggregate, including all activities in one reportable segment.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivable (including constraints, completion factors and the modified retrospective adjustments), income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company’s reported revenue, net income, cash flows or total assets.

Cash and Cash Equivalents

The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the Federal Deposit Insurance Corporation (“FDIC”)’s insured limits. The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of March 31, 2018, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $135.0 million. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

At times, APC is required to maintain a reserve fund by certain health plans, which are held in certificate of deposit accounts with initial maturities of six months from the date of purchase and interest rates ranging from 0.05% to 0.10%. Restricted cash also consists of cash held as collateral to secure standby letters of credits as required by certain contracts. As of March 31, 2018 and December 31, 2017, there was $18,028,116 and $18,005,661 included in restricted cash short-term, respectively, in the accompanying condensed consolidated balance sheets. Approximately $18,000,000 of such restricted cash was related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), will be held in an escrow account for distribution to former NMM shareholders (see Note 17).

Receivables

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool, incentive receivables and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

Capitation and claims receivable relate to the health plan’s capitation, which is received by the Company in the following month of service. Risk pool and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 606 (see Note 13). Other receivables include fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and based on invoices sent to the subcontracted IPA for stop loss insurance premium reimbursements.

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. The Company has not incurred credit losses related to receivables. As of March 31, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts of $763,205 and $407,953, respectively.

Concentrations of Risks

The Company had major payors that contributed the following percentage of net revenue:

	For The Three Months Ended March 31,
	2018		2017

Payor A	*	%	12.9%
Payor B	12.0%		24.0%
Payor C	*	%	11.9%
Payor D	10.9%		12.7%

   * Less than 10% of total net revenues

The Company had major payors that contributed to the following percentage of receivables before the allowance for doubtful accounts:

	As of March 31, 2018	As of December 31, 2017

Payor D	25.6%	23.8%
Payor E	38.2%	30.5%

Fair Value Measurements of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, receivables, loans receivable, derivative asset (warrants), accounts payable, certain accrued expenses, capital lease obligations, bank loan and the line of credit. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amount of the loan receivables – long term, bank loan, capital lease obligations and line of credit approximates fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.

FASB ASC 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$42,300,818	$-	$-	$42,300,818
Marketable securities – certificates of deposit	1,061,022	-	-	1,061,022
Marketable securities – equity securities	77,455	-	-	77,455

Total	$43,439,295	$-	$-	$43,439,295

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2017 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$41,231,405	$-	$-	$41,231,405
Marketable securities – certificates of deposit	1,057,090	-	-	1,057,090
Marketable securities – equity securities	86,005	-	-	86,005

Total	$42,374,500	$-	$-	$42,374,500

* Included in cash and cash equivalents

There was no Level 3 input measured on a non-recurring basis for the three months ended March 31, 2018. The following summarizes activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2017:

Derivative Assets (Warrants)

Balance at January 1, 2017	$5,338,886
Change in fair value of warrant liabilities	1,522,222
Balance at March 31, 2017	$6,861,108

The fair value of the warrant derivative asset of approximately $6.9 million at March 31, 2017 was estimated using the Black-Scholes valuation model, using the following inputs: term of 3.54 – 4.00 years, risk free rate of 1.62% - 1.71%, no dividends, volatility of 62.3% - 62.4%, share price of $9.00 per share based on the trading price of ApolloMed’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of ApolloMed’s convertible preferred stock issued in the financing.

There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the three months ended March 31, 2018 and 2017.

Intangible Assets and Long-Lived Assets

Intangible assets with finite lives include network-payor relationships, management contracts and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.

Intangible assets with finite lives also include a patent management platform as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses and is amortized using the straight-line method.

Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2018 and 2017.

Goodwill and Indefinite-Lived Intangible Assets

Under the ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

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

At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The Company determined that there was no impairment of its goodwill during the three months ended March 31, 2018 and 2017.

Investments in Other Entities - Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. No impairment loss was recorded on equity method investments for the three months ended March 31, 2018 and 2017.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings and noncontrolling interests at the date of initial application. Revenue from substantially all of the Company’s contracts with customers continues to be recognized over time as services are rendered. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. Refer to Note 13- Revenue Recognition for further details.

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

Share-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants. The value of stock-based awards such as options is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. At times, the Company issues shares of its common stock to its employees, directors and consultants, which shares may be subject to the Company’s repurchase right (but not obligation) that lapses based on performance of services in the future.

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period.

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities outstanding during the periods presented, using treasury stock method. Refer to Note 10 for a discussion of shares treated as treasury shares for accounting purposes.

The basic EPS for the comparative period (the quarter ended March 31, 2017) before the closing of the Merger (see Note 3) presented in the condensed consolidated financial statements was calculated by dividing (a) by (b):

a)	The income of the legal acquiree (NMM) attributable to holders of the Company’s common stock in such period.

b)	The legal acquiree’s historical weighted average number of shares of common stock outstanding multiplied by the exchange ratio established in the Merger.

Noncontrolling Interests

The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests (including certain VIEs) in the Company’s consolidated entities. The amount of net income attributable to noncontrolling interests is disclosed in the consolidated statements of income.

Mezzanine Equity

Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 and other subsequent revisions amend the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted ASU 2014-09 on January 1, 2018. Refer to Note 13. Revenue Recognition, for further details.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 will be applied using a modified retrospective transition method and is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company does not expect to early adopt the new guidance. The Company has appointed a project team and is in the process of evaluating the impact the new standard will have on its condensed consolidated financial statements. The Company expects to complete the impact assessment process by the end of the third quarter of 2018, and to complete the implementation process, including adding procedures and evaluating necessary disclosures, prior to the end of the first quarter of 2019.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the primary impact to the condensed consolidated statements of cash flows relates to including amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Also, prior period amounts in the statements of cash flows for the three months ended March 31, 2017 have been retrospectively adjusted to reflect the adoption of ASU 2016-18.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). This ASU provides a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business, which reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and also remove the evaluation of whether a market participant could replace missing elements. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This ASU eliminates Step 2 from the goodwill impairment test if the carrying amount exceeds the fair value of a reporting unit and also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning after December 15, 2017. ASU 2017-09 will be applied prospectively when changes to the terms or conditions of a share-based payment award occur. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part 1 of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s condensed consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

3.	Mergers and Acquisitions

On December 8, 2017, (the “Effective Time”) the merger (the “Merger”) of ApolloMed’s wholly-owned subsidiary, Apollo Acquisition Corp., with and into Network Medical Management, Inc. as the surviving entity was completed, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017), by and among the Company, Merger Sub, NMM and Kenneth Sim, M.D., as the NMM shareholders’ representative. As a result of the Merger, NMM now is a wholly-owned subsidiary of ApolloMed and former NMM shareholders own a majority of the issued and outstanding common stock of the Company. Both companies are considered to be a business under the guidance outlined in ASC 805, Business Combinations. The combined company operates under the Apollo Medical Holdings name. NMM is the larger entity in terms of assets, revenues and earnings. In addition, as of the closing of the Merger, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree) whereas NMM is considered to be the accounting acquirer (and legal acquiree) and, accordingly, the merger transaction is a reverse acquisition. Accordingly, as of the Effective Time, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the Merger. As of the Effective Time, the Company’s board of directors approved a change in the Company’s fiscal year end from March 31 to December 31, to correspond with NMM’s fiscal year end prior to the Merger.

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

NMM currently owns all the shares of ApolloMed Series A preferred stock and Series B preferred stock, which was acquired prior to the Merger.  As part of the Merger, the ApolloMed Series A preferred stock and Series B preferred stock is remeasured at fair value and included as part of the consideration transferred to ApolloMed.  The fair value of the Series A preferred stock and Series B preferred stock is reflective of the liquidation preferences, claims of priority and conversion option values thereof. In aggregate, the Series A and Series B preferred stock were valued to be $19,118,000. The valuation methodology was based on an Option Pricing Method (“OPM”) which utilized the observable publicly traded common stock price in valuing the Series A preferred stock and the Series B preferred stock within the context of the capital structure of the Company.  OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%.  The fair value of the liquidation preference for the Series A preferred stock and the Series B preferred stock was determined to be $12,745,000 and the fair value of the conversion option was determined to be $6,373,000 or an aggregate total fair value of $19,118,000.

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

Assets acquired
Cash and cash equivalents	$36,367,555
Accounts receivable, net	7,261,588
Other receivables	3,211,028
Prepaid expenses	249,193
Property, plant and equipment, net	1,114,332
Restricted cash	745,220
Fair value of intangible assets acquired	14,984,000
Deferred tax assets	2,301,972
Other assets	217,241
Total assets acquired	$66,452,129
Liabilities assumed
Accounts payable and accrued liabilities	$8,632,893
Medical liabilities	39,353,540
Line of credit	25,000
Convertible note payable, net	5,376,215
Convertible note payable - related party	9,921,938
Noncontrolling interest	3,142,000
Total liabilities assumed and noncontrolling interest	$66,451,586
Net liabilities assumed	$(913,468)
Goodwill	$85,525,840

Goodwill is not deductible for tax purposes. During the three months ended March 31, 2018, the deferred tax assets balance was increased by approximately $0.9 million with an offset to goodwill as a result of the allocation of transaction costs related to the Merger from ApolloMed to NMM.

The purchase consideration and purchase price allocation are preliminary and subject to change as more information becomes available, which will be finalized as soon as practicable within the measurement period of no later than one year following the Effective Time of the Merger.

MMG Transaction

In conjunction with the Merger, ApolloMed sold to APC-LSMA all the issued and outstanding shares of capital stock of MMG. MMG has historically been included in the consolidated financial statements filed by ApolloMed. APC-LSMA agreed to pay $100 in consideration for all the shares of MMG. As the transaction is between related parties, the purchase consideration of MMG reflected in the purchase price allocation was determined to be the fair value of MMG. MMG and AMM terminated the existing Management Services Agreement between them (the “MMG Management Agreement”) and APC-LSMA paid AMM $400,000 as a termination payment on the Effective Time. APC-LSMA is consolidated by APC which in turn is consolidated by NMM, and as a result, the $400,000 amount is eliminated upon consolidation.

Pro Forma Combined Historical Results

The pro forma combined historical results, as if ApolloMed had been acquired as of January 1, 2017, are estimated as follows (unaudited):

Three Months Ended March 31, 2017
Net revenues	$98,467,260
Net loss attributable to Apollo Medical Holdings, Inc.	$(351,982)
Weighted average common shares outstanding:
Basic	33,601,022
Earnings per share:
basic	$(0.01)
Weighted average common shares outstanding:
diluted	33,601,022
Earnings per share:
diluted	$(0.01)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

4.	Intangible Assets, Net

At March 31, 2018, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	March 31,	Accumulated	March 31,
	(Years)	2018	Amortization	2018
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(39,179,025)	70,703,975
Management contracts	15	22,832,000	(5,646,843)	17,185,157
Member relationships	12	6,696,000	(357,292)	6,338,708
Patient management platform	5	2,060,000	(137,333)	1,922,667
Tradename/trademarks	20	1,011,000	(16,850)	994,150
		$144,476,000	$(45,337,343)	$99,138,657

At December 31, 2017, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	December 31,	Accumulated	December 31,
	(Years)	2017	Amortization	2017
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(35,842,508)	74,040,492
Management contracts	15	22,832,000	(5,014,886)	17,817,114
Member relationships	12	6,696,000	(46,500)	6,649,500
Patient management platform	5	2,060,000	(34,336)	2,025,664
Tradename/trademarks	20	1,011,000	(4,212)	1,006,788
		$144,476,000	$(40,942,442)	$103,533,558

Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $4,394,901 and $4,374,841, (excluding $106,000 amortization expense for exclusivity incentives) for the three months ended March 31, 2018 and 2017, respectively.

Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2018 (remaining nine months)	$12,262,000
2019	14,480,000
2020	12,671,000
2021	10,961,000
2022	9,448,000
Thereafter	37,323,000

$97,145,000

5.	Investments in Other Entities

Equity Method Investments

LaSalle Medical Associates

LaSalle Medical Associates (“LMA”) was founded by Dr. Albert Arteaga in 1996 and currently operates four neighborhood medical centers employing more than 120 dedicated healthcare professionals, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal and they also accept Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 245,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5,000,000 for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended March 31, 2018 and 2017, APC recorded (loss) income from this investment of $(352,792) and $1,311,738, respectively, in the accompanying consolidated statements of income. The investment balance was $9,099,975 and $9,452,767 at March 31, 2018 and December 31, 2017, respectively.

LMA’s IPA line of business summarized balance sheets at March 31, 2018 and December 31, 2017 and summarized statements of income for the three months ended March 31, 2018 and 2017 are as follows (unaudited):

Balance Sheets

	March 31, 2018 (unaudited)	December 31, 2017 (unaudited)

Assets
Cash and cash equivalents	$22,064,701	$21,065,105
Receivables, net	3,005,144	2,433,116
Other current assets	2,173,110	1,565,606
Loan receivable	1,250,000	1,250,000
Restricted cash	664,612	662,109

Total assets	$29,157,567	$26,975,936

Liabilities and Stockholders’ Equity

	March 31, 2018 (unaudited)	December 31, 2017 (unaudited)

Current liabilities	$23,946,133	$20,353,337
Stockholders’ equity	5,211,434	6,622,599

Total liabilities and stockholders’ equity	$29,157,567	$26,975,936

Statements of Income

	March 31, 2018 (unaudited)	March 31, 2017 (unaudited)

Revenues	$52,983,791	$49,753,004
Expenses	54,002,458	44,506,050

Net (loss) income	$(1,018,667)	$5,246,954

Pacific Medical Imaging and Oncology Center, Inc.

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

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract APC paid PMIOC fees of approximately $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the three months ended March 31, 2018 and 2017, APC recorded (loss) income from this investment of $(26,025) and $51,080 respectively, in the accompanying consolidated statements of income and has an investment balance of $1,374,668 and $1,400,693 at March 31, 2018 and December 31, 2017, respectively.

Universal Care, Inc.

UCI is a privately held health plan that has been in operation since 1985 in order to help its members through the complexities of the healthcare system. UCI holds a license under the California Knox-Keene Health Care Services Plan Act (“Knox-Keene Act”) to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.

On August 10, 2015, UCAP, an entity solely owned 100% by APC with APC’s executives, Dr. Thomas Lam, Dr. Pen Lee and Dr. Kenneth Sim, as designated managers of UCAP, purchased from UCI 100,000 shares of UCI class A-2 voting common stock (comprising 48.9% of the total outstanding UCI shares, but 50% of UCI’s voting common stock) for $10,000,000. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the three months ended March 31, 2018 and 2017, the Company recorded (loss) income from this investment of $(20,202) and $523,301, respectively, in the accompanying consolidated statements of income and has an investment balance of $8,589,253 and $8,609,455 at March 31, 2018 and December 31, 2017, respectively.

In 2015, the Company also advanced $5,000,000 to UCI for working capital purposes. The subordinated loan accrues interest at the prime rate plus 1%, or 5.75% and 5.50% as of March 31, 2018 and December 31, 2017, respectively, with interest to be paid monthly. Pursuant to the stock purchase agreement, the principal repayment schedule is based on certain contingent criteria, and accordingly, the entire note receivable has been classified as non-current loans receivable - related parties on the consolidated balance sheets in the amount of $5,000,000 as of March 31, 2018 and December 31, 2017.

UCI’s balance sheets at March 31, 2018 and December 31, 2017 and statements of income for the three months ended March 31, 2018 and 2017 are as follows:

Balance Sheets

	March 31, 2018 (unaudited)	December 31, 2017 (unaudited)

Assets
Cash	$22,595,206	$21,872,894
Receivables, net	23,862,184	18,618,760
Other current assets	18,870,831	13,021,520
Other assets	2,259,507	3,754,470
Property and equipment, net	1,770,157	1,576,621

Total assets	$69,357,885	$58,844,265

Liabilities and Stockholders’ Deficit

	March 31, 2018 (unaudited)	December 31, 2017 (unaudited)

Current liabilities	$64,984,078	$54,421,532
Other liabilities	10,044,340	10,051,952
Stockholders’ deficit	(5,670,533)	(5,629,219)

Total liabilities and stockholders’ deficit	$69,357,885	$58,844,265

Statements of Income Operations

	March 31, 2018 (unaudited)	March 31, 2017 (unaudited)

Revenues	$72,665,437	$46,540,892
Expenses	72,154,950	44,757,246

Income before provision for income taxes	510,487	1,783,646
Provision for income taxes	551,800	713,500

Net (loss) income	$(41,313)	$1,070,146

Diagnostic Medical Group

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

APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. APC recorded income from this investment of $329,042 and $361,644 for the three months ended March 31, 2018 and 2017, respectively, in the accompanying consolidated statements of operations. The investment balance was $2,176,453 and $1,847,411 at March 31, 2018 and December 31, 2017, respectively.

Pacific Ambulatory Surgery Center, LLC

PASC, a California limited liability company, is a multi-specialty outpatient surgery center that is certified to participate in the Medicare program and is accredited by the Accreditation Association for Ambulatory Health Care. PASC has entered into agreements with organizations such as healthcare service plans, independent physician practice associations, medical groups and other purchasers of healthcare services for the arrangement of the provision of outpatient surgery center services to subscribers or enrollees of such health plans. On November 15, 2016, PASC and APC, entered into a membership interest purchase agreement whereby PASC sold 40% of its aggregate issued and outstanding membership interests to APC for total consideration of $800,000.

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

APC accounts for its investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. APC recorded income (loss) from this investment of $41,953 and $(20,501) for the three months ended March 31, 2018 and 2017, respectively, in the accompanying consolidated statements of income and has an investment balance of $635,151 and $593,198 at March 31, 2018 and December 31, 2017, respectively.

Equity Method Investment Summary

Investments in other entities – equity method consisted of the following:

	March 31, 2018	December 31, 2017

Universal Care, Inc.	$8,589,253	$8,609,455
LaSalle Medical Associates – IPA Line of Business	9,099,975	9,452,767
Diagnostic Medical Group	2,176,453	1,847,411
Pacific Medical Imaging & Oncology Center, Inc.	1,374,668	1,400,693
Pacific Ambulatory Surgery Center, LLC	635,151	593,198

	$21,875,500	$21,903,524

6.	Loan Receivable

On October 9, 2017, NMM and APC-LSMA entered into an agreement with Accountable Health Care IPA (“Accountable”), a California professional medical corporation, Signal Health Solutions, Inc. (“Signal”), a California corporation and George M. Jayatilaka, M.D. (“Dr. Jay”), individually, whereby concurrent with the execution of the agreement, APC-LSMA extended a line of credit to Dr. Jay in the principal amount of $10,000,000 (“Dr. Jay Loan”) to fund the working capital needs of Accountable ($5,000,000 of which was funded by APC on behalf of APC-LSMA and the other $5,000,000 was funded by NMM to Dr. Jay). Interest on the Dr. Jay Loan accrues at a rate that is equal to the prime rate plus 1% (5.75% and 5.50% as of March 31, 2018 and December 31, 2017, respectively) and payable in monthly installments of interest only on the first day of each month until the date that is 3 years following the initial date of funding, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The Dr. Jay Loan will not be subordinated. The Dr. Jay Loan shall at all times be secured by a first-lien security interest in shares of Accountable owned by Dr. Jay. The outstanding balance as of both March 31, 2018 and December 31, 2017 was $10,000,000.

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

7.	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017

Accounts payable	$3,356,677	$3,786,381
Specialty capitation payable	300,000	547,307
Subcontractor IPA risk pool payable	1,472,985	1,348,376
Professional fees	2,727,238	3,004,215
Deferred revenue	710,106	250,000
Accrued compensation	3,543,524	4,343,341

	$12,110,530	$13,279,620

8.	Medical Liabilities

The Company’s medical liabilities consisted of the following:

	March 31, 2018	December 31, 2017

Balance, beginning of period	$63,972,318	$18,957,465
Medical liabilities assumed from Merger	-	39,353,540
Claims paid for previous period	(28,633,287)	(23,075,516)
Incurred health care costs	44,634,257	121,846,375
Claims paid for current period	(10,805,984)	(92,476,160)
Adjustments	(56,478)	(633,386)

Balance, end of period	$69,110,826	$63,972,318

9.	Bank Loan, Lines of Credit and Loan Payable – Related Party

Bank Loans

In December 2010, ICC borrowed $4,600,000 loan from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate” or 4.75% and 4.50% per annum as of March 31, 2018 and December 31, 2017, respectively. The loan is collateralized by one if its shareholders and the medical equipment ICC owns. The loan matures on December 31, 2018. As of March 31, 2018 and December 31, 2017, the balance outstanding was $394,783 and $510,391, respectively, and is classified as current liabilities. As of March 31, 2018 and December 31, 2017, ICC was in compliance with all affirmative and negative covenants contained in the loan agreement.

Lines of Credit

In April 2012, NMM entered into a promissory note agreement with a bank, which was amended on April 9, 2016 and April 7, 2017 (as amended, the “NMM Business Loan Agreement”). The NMM Business Loan Agreement was amended on April 7, 2017 to increase the loan availability from $10,000,000 to $20,000,000. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% or 4.875% and 4.675% as of March 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, the Company was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which NMM obtained a waiver through March 31, 2018. As of March 31, 2018, NMM was in compliance with such financial debt covenant requirements. The loan is personally guaranteed by 14 former shareholders of NMM, 13 of which are also members of former NMM’s board of directors, and a Trust held by NMM’s CEO, each of which guarantees is capped at $1,000,000. The loan is collateralized by substantially all assets of NMM. In October 2017, NMM borrowed $5,000,000 on this line of credit to provide to Accountable Health Care IPA (see Note 6). The line of credit was amended on April 18, 2018 to extend the maturity date from April 22, 2018 to June 22, 2018. The amount outstanding as of both March 31, 2018 and December 31, 2017 was $5,000,000. As of both March 31, 2018 and December 31, 2017, availability under this line of credit was $8,300,671.

In April 2012, APC entered into a promissory note agreement with a bank, which was amended on April 22, 2016 and April 7, 2017 (as amended, the “APC Business Loan Agreement”). The APC Business Loan Agreement modifies certain terms of the promissory note agreement in order to (i) increase the original loan availability amount of $2,000,000 to $10,000,000, (ii) extend the maturity date under the promissory note agreement to April 22, 2018, and (iii) add six additional guarantees. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% or 4.875% and 4.675% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which APC obtained a waiver from the bank through June 30, 2018. The loan is personally guaranteed by 14 shareholders of APC, 13 of which are also members of APC’s board of directors, and a Trust held by NMM’s CEO, each of which guarantees is capped at $1,000,000. The loan is also collateralized by substantially all assets of APC. No amounts were drawn on this line during the three months ended March 31, 2018 and no amounts were outstanding as of March 31, 2018 and December 31, 2017. As of both March 31, 2018 and December 31, 2017, availability under this line of credit was $9,694,984. The line of credit was amended on April 18, 2018 to extend the maturity date from April 22, 2018 to June 22, 2018.

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

APC established irrevocable standby letters of credit with a financial institution for a total of $305,016 for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

10.	Mezzanine and Stockholders’ Equity

All the historical NMM share and per share information has been adjusted to reflect the exchange ratio from the Merger (see Note 3).

Mezzanine

APC

As the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interests in mezzanine or temporary equity.

Stockholders’ Equity

As of the date of this Quarterly Report on Form 10-Q, 1,000,970 shares, which are net of 3,039,749 holdback shares and are subject to ApolloMed receiving from those former NMM shareholders a properly completed letter of transmittal (and related exhibits) before such former NMM shareholders may receive their pro rata portion of ApolloMed common stock and warrants.  Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares on the Effective Date of the Merger.

On March 21, 2018, the Company issued 37,593 shares of the Company’s common stock to the Company’s Chief Operating Officer for prior services rendered. The stock price on the date of issuance was $16.80, which resulted in the Company recording $631,562 of share-based compensation expense.

See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2018	1,141,040	$3.95	5.79	$19.81
Options granted	30,000	9.25	-	-
Options exercised	(129,536)	6.11	-	15.03
Options forfeited	-	-	-	-

Options outstanding at March 31, 2018	1,041,504	$4.09	5.66	$11.86

Options exercisable at March 31, 2018	1,041,504	$4.09	5.66	$11.86

During the quarter ended March 31, 2018, stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 54,536 shares of the Company’s common stock, which resulted in the Company issuing 43,201 net shares.

During the quarter ended March 31, 2018, stock options were exercised for 75,000 shares of the Company’s common stock, which resulted in proceeds of approximately $479,000. The exercise price ranged from $2.10 to $10.00 per share.

Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2018	853,800	$0.167	1.75	$508,864
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired/forfeited	-	-	-	-

Options outstanding at March 31, 2018	853,800	$0.167	1.50	$508,864

Options exercisable at March 31, 2018	853,800	$0.167	1.50	$508,864

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of March 31, 2018.

Share-based compensation expense related to option awards granted to primary care physicians to purchase shares of APC’s common stock, recognized over their respective vesting periods, consisted of the following:

Three Months Ended March 31,	2018	2017

Contracted physicians and other services	$202,382	$321,233

The remaining unrecognized share-based compensation expense of stock option awards granted to primary care physicians to purchase shares of APC’s common stock as of March 31, 2018 was $1,214,292, which is expected to be recognized over the remaining term of 1.50 years.

Warrants

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2017	3,648,541	$9.75	3.74	$14.25
Warrants granted	-	-	-	-
Warrants exercised	(191,625)	7.55	-	9.96
Warrants expired/forfeited	(11,250)	-	-	-

Warrants outstanding at March 31, 2018	3,445,666	$9.88	3.69	$6.07

				Weighted
		Weighted		Average
		Average		Exercise Price
Exercise Price Per	Warrants	Remaining	Warrants	Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.50	24,000	0.60	24,000	$4.50
9.00	1,116,111	2.53	1,116,111	9.00
10.00	1,455,555	4.05	1,455,555	10.00
11.00	850,000	4.69	850,000	11.00

$4.50 –11.00	3,445,666	3.69	3,445,666	$9.88

During the quarter ended March 31, 2018, common stock warrants were exercised for 191,625 shares of the Company’s common stock, which resulted in proceeds of approximately $1.4 million. The exercise price ranged from $4.00 to $10.00 per share.

Treasury Stock

APC owns 1,682,110 shares of ApolloMed’s common stock as of March 31, 2018, which are legally issued and outstanding but excluded from shares of common stock outstanding in the condensed consolidated financial statements, as such shares are treated as treasury shares for accounting purposes.

11.	Commitments and Contingencies

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

As risk-bearing organizations, APC and MMG are required to follow regulations of the DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At March 31, 2018 and December 31, 2017, APC was in compliance with these regulations. At March 31, 2018 and December 31, 2017, MMG was not in compliance with these regulations. As a result, the California DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. The Company has been in communication with the DMHC regarding MMG’s business plans that, if implemented, could result in a significant reduction in the health plan enrollment assigned to MMG. MMG received confirmation from substantially all of MMG’s direct-contracted health plans, that they have moved membership out of MMG effective May 1, 2018. MMG is currently working with DMHC on providing a CAP plan.

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

On or about March 23, 2018 and April 3, 2018, a Demand for Arbitration and an Amended Demand for Arbitration were filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG, ApolloMed and AMM with Judicial Arbitration Mediation Services (“JAMS”), arising out of MMG’s purported business plans, seeking damages in excess of $5 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. MMG, ApolloMed and AMM each disputes the allegations and intends to vigorously defend itself in this matter. At this time, it is too early in the process to assess the probability of the outcome of this matter and/or amount of loss, if any.

12.	Related Party Transactions

On November 16, 2015, APC entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (see Note 5), in the amount of $5,000,000.

During the three months ended March 31, 2018 and 2017, APC paid approximately $22,000 and $34,000, respectively, to Advance Diagnostic Surgery Center for services as a provider. Advance Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the three months ended March 31, 2018 and 2017, NMM received approximately $4.6 million and $4.5 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).

During the three months ended March 31, 2018 and 2017, APC paid approximately $0.4 million and $0.5 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).

During the three months ended March 31, 2018 and 2017, APC paid approximately $0.7 million and $0.8 million, respectively, to AMG, Inc. for services as a provider. AMG, Inc. shares common ownership with certain board members of APC.

In September 2015, ApolloMed entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and currently due on demand. As of March 31, 2018 and December 31, 2017, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheets.

In addition, affiliates wholly-owned by the Company’s officers, including Dr. Lam and Dr. Hosseinion, are reported in the accompanying consolidated statement of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.

During the three months ended March 31, 2018 and 2017, APC paid approximately $1.6 million and $1.4 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).

During the three months ended March 31, 2018 and 2017, NMM paid approximately $0.3 million to Medical Property Partners (“MPP”) for office lease. MPP shares common ownership with certain board members of NMM.

During the three months ended March 31, 2018 and 2017, APC paid approximately $90,000 to Tag-2 Medical Investment Group, LLC (“Tag-2”) for office lease. Tag-2 shares common ownership with certain board members of APC.

During the three months ended March 31, 2018 and 2017, APC paid an aggregate of approximately $9.2 million and $12.8 million, respectively, to shareholders of APC for provider services, which include approximately $2.3 million and $5.4 million, respectively, to shareholders who are also officers of APC.

For loans receivable from related parties, see Note 6.

13.	Revenue Recognition

At the adoption of Topic 606, the majority of what was previously classified as the provision for bad debts in the consolidated statements of income is now reflected as implicit price concessions and, therefore, included as a reduction to revenues starting in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in operating expenses in the condensed consolidated statements of income.

In addition, the cumulative effect of initially applying the new revenue standard is required to be presented as an adjustment to the opening balance of retained earnings. This cumulative effect amount was determined to be related to the full risk pool arrangements of APC, a variable interest entity (see Note 1). Therefore, the cumulative net effect of initially applying Topic 606 in the amount of $10,208,000, which is comprised of $11,600,000 of additional revenue, offset by $1,392,000 in related management fee expense, has been presented as an adjustment to the opening balance of the mezzanine equity, “Noncontrolling interest in Allied Pacific of California IPA.” Consequently, as a result of APC recording additional receivables, NMM recorded a corresponding entry of $1,392,000 to retained earnings to record the related management fee income. These adjustments were offset by an aggregate adjustment to deferred tax liability of $3,246,098.

The adoption of this ASU did not have a significant impact on the Company’s revenue, when comparing the amount of revenue recognized for the three months ended March 31, 2018 to the revenue that would have been recognized under the prior revenue standard ASC 605, such that comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU.

The cumulative effect of changes made to the Company’s condensed consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 were as follows:

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Current Assets
Receivables	$20,117,304	$11,600,000	$31,717,304

Liabilities, Mezzanine Equity and Stockholders’ Equity

Noncurrent Liabilities
Deferred tax liability	$24,916,598	$3,246,098	$28,162,696

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA	$172,129,744	$7,351,434	$179,481,178

Stockholders’ Equity
Retained earnings	$1,734,531	$1,002,468	$2,736,999

The Company operates as one reportable segment, the healthcare delivery segment. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of income presents disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type:

	March 31, 2018 (unaudited)	March 31, 2017 (unaudited)

Commercial	$105,350,102	$83,848,918
Medicare	18,541,115	1,453,703
Medicaid	176,350	-
Other third parties	99,160	33,441
Revenue	$124,166,727	$85,336,062

The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third party payors (e.g., hospitals); and (v) individual patients and clients. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company derives a significant portion of its revenue from Medicare, Medicaid and other payors that receive discounts from established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex, subject to interpretation and adjustment, and may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions. Management estimates the transaction price on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by such programs, rights of appeal and the application of numerous technical provisions.

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

•	Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within general and administrative expenses.

•	Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

•	Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed, and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

•	Use a portfolio approach for the fee-for-service (FFS) revenue stream to group contracts with similar characteristics and analyze historical cash collections trends.

•	No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

Nature of Services and Revenue Streams

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

Capitation, net

Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under either provider service agreements (each, a “PSA”) or capitated arrangements directly made with various managed care providers including HMOs. Capitation revenue under the PSAs and HMO contracts is prepaid monthly to the Company based on the number of enrollees selecting the Company as their healthcare provider. Capitation revenue is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing of monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on a monthly basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

Per member per month (PMPM) managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes per member per month fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using the most likely methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service.

Risk Pool Settlements and Incentives

APC and APAACO enter into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC and APAACO is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC and APAACO generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for IBNR completion factor and constraint percentages were used by management in applying the most likely method.

Under capitated arrangements with certain HMOs, APC and APAACO participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where APC and APAACO is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished. Risk pool settlements under arrangements with HMOs are recognized using the most likely methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year. As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR, risk adjustment factors, stop loss provisions, etc., an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will probably not be reversed in the future and therefore this shared risk pool revenue is considered to be fully constrained.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMO’s members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. Incentives under “pay-for-performance” programs are recognized using the most likely methodology. As the Company does not have sufficient insight from the health plans on the amount and timing of the incentive payments, this revenue is considered to be fully constrained and is only recorded when such payments are received.

Generally for the foregoing arrangements, the final settlement is dependent on each distinct day’s performance within the annual measurement period but cannot be allocated to specific days until the full measurement period has occurred and performance can be assessed. As such, this is a form of variable consideration estimated at contract inception and updated through the measurement period (i.e. the contract year), to the extent the risk of reversal does not exist and the consideration is not constrained.

NGACO AIPBP Revenue

Under the NGACO Model, CMS grants the Company a pool of patients to manage (direct care and pay providers) based on a budget established with CMS. The Company is responsible for managing medical costs for these patients. The patients will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed or paid by CMS and the Company’s profits or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the surplus or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the patients assigned to the Company by CMS are served by in-network and out-of-network providers. The Company’s profits or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. In accordance with the guidance in ASC 606-10-55-36 through 55-40 on principal versus agent considerations, the Company records such revenues in the gross amount of consideration.

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

For each performance year, the Company shall submit to CMS its selections for risk arrangement; the amount of the profit/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO Model. The Company must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.

For each performance year, CMS shall pay the Company in accordance with the alternative payment mechanism, if any, for which CMS has approved the Company; the risk arrangement for which the Company has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies owed. If CMS owes the Company shared savings or other monies owed, CMS shall pay the Company in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If the Company owes CMS shared losses or other monies owed as a result of a final settlement, the Company shall pay CMS in full within 30 days after the relevant settlement report is deemed final. If the Company fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS shall assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by the Company.

The Company participates in the AIPBP track of the NGACO Model. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s assigned patients and pays that projected amount to the Company in monthly installments, and the Company is responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by the Company to provide services to the assigned patients.

As it relates specifically to the Company’s Participation Agreement with CMS, the Company recognizes capitation revenue in the month in which the Company is obligated to provide services. Also, because the Company’s arrangement with CMS is new (became effective in 2017), numerous factors create uncertainty regarding the risk pool settlement and incentive amounts that the Company is entitled to receive and limited historical data exists to develop reasonable and reliable estimates. As a result, the Company recognizes revenue from risk pool settlements and incentives under the arrangement with CMS in the period in which amounts are estimable and collection is reasonably assured. The Company will continue to evaluate and assess the reliability and reasonableness of data available to it in order develop future estimates, and will recognize risk pool settlements and incentives revenue based on such estimates only to the extent it is probable that a significant reversal of cumulative revenue will not occur in future periods.

In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request. In December 2017, the Company received the official decision on its reconsideration request that CMS reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company is eligible for receiving monthly AIPBP payments currently at a rate of approximately $7.3 million per month from CMS starting February 2018. The Company, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model.

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

The Company provides a significant service of integrating the services selected by the Company’s clients into one overall output for which the client has contracted. Therefore, such management contracts generally contain a single performance obligation. The nature of the Company’s performance obligation is to stand ready to provide services over the contractual period. Also, the Company’s performance obligation forms a series of distinct periods of time over which the Company stands ready to perform. The Company’s performance obligation is satisfied as the Company completes each period’s obligations.

Consideration from management contracts is variable in nature because the majority of the fees are generally based on revenue or collections, which can vary from period to period. The Company has control over pricing. Contractual fees are invoiced to the Company’s clients generally monthly and payment terms are typically due within 30 days. The variable consideration in the Company’s management contracts meets the criteria to be allocated to the distinct period of time to which it relates because (i) it is due to the activities performed to satisfy the performance obligation during that period and (ii) it represents the consideration to which the Company expects to be entitled.

The Company’s management contracts generally have long terms (e.g., ten years), although they may be terminated earlier under the terms of the respective contracts. Since the remaining variable consideration will be allocated to a wholly unsatisfied promise that forms part of a single performance obligation recognized under the series guidance, the Company has applied the optional exemption to exclude disclosure of the allocation of the transaction price to remaining performance obligations.

Medicare Shared Savings Program Surplus Revenue

The Company participates in the MSSP, which is sponsored by CMS. The goal of the MSSP is to improve the quality of patient care and outcomes through a more efficient and coordinated approach among providers. The MSSP allows ACO participants to share in cost savings it generates in connection with rendering medical services to Medicare patients. Payments to ACO participants, if any, will be calculated annually by CMS on cost savings generated by the ACO participant relative to the ACO participants’ cost savings benchmark. Revenues earned by the Company are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and will be contingent on various factors, including achievement of the minimum savings rate as determined by MSSP for the relevant period. Such payments are earned and made on an “all or nothing” basis. The Company considers revenue, if any, under the MSSP, as contingent upon the realization of program savings as determined solely by CMS, which are subject to significant estimation risk. Accordingly, they are not recognized as revenue until the amounts are estimable and collection is reasonably assured, which is generally when notice is received from CMS that cash payments are to be imminently received.

Fee-for-Service Revenue

FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians. Under the FFS arrangements, the Company bills the hospitals and third-party payors for the physician staffing and further bills patients or their third-party payors for patient care services provided and receives payment. FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and are recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

The Company is responsible for confirming member eligibility, performing program utilization review, potentially directing payment to the provider and accepting the financial risk of loss associated with services rendered, as specified within the Company’s client contracts. The Company has the ability to adjust contractual fees with clients and possess the financial risk of loss in certain contractual obligations. These factors indicate the Company is the principal and, as such, the Company records gross fees contracted with clients in revenues.

Consideration from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to clients and reimbursement of provider costs, all of which can vary from period to period.

Contract Assets

Typically, revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets comprise accounts receivable. Generally, the Company does not have material amounts of other contract assets.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, which is generally uncommon. The Company’s contract liability balance was $710,106 and $250,000 as of March 31, 2018 and December 31, 2017, respectively, and is presented within the “Accounts Payable and Accrued Expenses” line item of the condensed consolidated balance sheets. None of the amounts accrued as of December 31, 2017 was recognized as revenue for the three months ended March 31, 2018.

14.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA establishes new tax laws that will take effect in 2018, including, but not limited to (1) a reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) limitations on the deductibility of certain executive compensation; (5) changes to the bonus depreciation rules for fixed asset additions; and (6) limitations on net operating losses generated after December 31, 2017, to 80% of taxable income.

ASC 740, Income Taxes, generally requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

At March 31, 2018 and December 31, 2017, the Company did not complete its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in its deferred tax assets and deferred tax liabilities of $6.6 million and $16.3 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $9.7 million, for the year ended December 31, 2017. The Company’s provisional estimates are expected to be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the TCJA. The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the differences between the Company’s financial statements and tax bases of assets and liabilities using enacted tax rates.

On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision (benefit) in accordance with the estimated annual rate, plus the tax effect of certain discrete items that arise during the quarter. As the year progresses, the Company refines its estimates based on actual events and financial results during the quarter. This process can result in significant changes to the Company’s estimated effective tax rate. If and when this occurs, the income tax provision (benefit) will be adjusted during the quarter in which the estimates are refined so that the year-to-date provision reflects the estimated annual effective tax rate. These changes, along with adjustments to the Company’s deferred taxes and related valuation allowance, may create fluctuations in the Company’s overall effective tax rate from quarter to quarter.

As of March 31, 2018, due to overall cumulative losses incurred, prior to the merger with NMM, in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain. The Company’s effective tax rate for the three months ended March 31, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes. As of March 31, 2018, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and Federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2013 through December 31, 2016 and for the years ended December 31, 2014 through December 31, 2016, respectively. The Company currently does not anticipate material unrecognized tax benefits within the next 12 months.

15.	Earnings Per Share

Basic net income per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes, preferred stock, and the treasury stock method for options and common stock warrants.

Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. The Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of both March 31, 2018 and 2017, APC held 1,682,110 shares of ApolloMed’s and NMM’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share (see Note 10).

Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2018	2017

Earnings per share – basic	$0.07	$0.17
Earnings per share – diluted	$0.06	$0.15
Weighted average shares of common stock outstanding – basic	32,421,467	25,067,954
Weighted average shares of common stock outstanding – diluted	38,098,373	28,445,647

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2018	2017

Weighted average shares of common stock outstanding – basic	32,421,467	25,067,954
10% shares held back pursuant to indemnification clause	3,039,749	2,785,328
Stock options	835,790	592,365
Warrants	1,801,367	-
Weighted average shares of common stock outstanding – diluted	38,098,373	28,445,647

16.	Variable Interest Entities (VIEs)

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

	March 31, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$58,024,188	$54,686,370
Restricted cash – short-term	18,028,116	18,005,661
Fiduciary cash	1,386,474	2,017,437
Investment in marketable securities	1,061,022	1,057,090
Receivables, net	38,844,184	15,183,483
Prepaid expenses and other current assets	1,960,737	1,821,328

Total current assets	119,304,721	92,771,369

Noncurrent assets
Land, property and equipment, net	10,201,045	10,167,689
Intangible assets, net	67,670,837	70,841,907
Goodwill	60,012,316	60,012,316
Loans receivable – related parties	5,000,000	5,000,000
Loan receivable	5,000,000	5,000,000
Investments in other entities – equity method	21,875,500	21,903,524
Investments in other entities – cost method	4,320,000	4,320,000
Restricted cash – long-term	745,293	745,235
Other assets	1,155,114	1,371,664

Total noncurrent assets	175,980,105	179,362,335

Total assets	$295,284,826	$272,133,704
Current liabilities
Accounts payable and accrued expenses	$3,505,047	$3,625,610
Incentives payable	14,900,000	21,500,000
Fiduciary accounts payable	1,386,474	2,017,437
Medical liabilities	25,212,116	25,186,240
Income taxes payable	3,229,058	1,463,540
Amount due to affiliate	28,061,953	24,889,717
Bank loan, short-term	394,783	510,391
Capital lease obligations	99,480	98,738

Total current liabilities	76,788,911	79,291,673

Noncurrent liabilities
Deferred tax liability	27,406,818	20,970,766
Liability for unissued equity shares	1,185,025	1,185,025
Capital lease obligations, net of current portion	593,852	619,001

Total noncurrent liabilities	29,185,695	22,774,792

Total liabilities	$105,974,606	$102,066,465

The assets of the Company’s other consolidated VIEs were not considered significant.

Approximately $18,000,000 of restricted cash is related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), was held for distribution to former NMM shareholders.

17.	Subsequent Events

In April 2018, NMM distributed approximately $10,000,000 to former NMM shareholders, which was previously classified as restricted cash and dividends payable as of March 31, 2018, with $8,000,000 of restricted cash resulting from the Merger continuing to be held for distribution.

In April 2018, APC acquired a 50% membership interest in a joint venture limited liability company. The joint venture entered into an agreement, effective as of April 10, 2018, to purchase real property of approximately 109,000 square feet including a building containing approximately 89,000 rentable square feet situated in the City of Los Angeles, and provided a securing deposit into an escrow account. The transaction is expected to close on May 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018.

The following management’s discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K.

Overview

We together with our affiliated physician groups and consolidated entities are a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner and serves patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: Network Medical Management (“NMM”), Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities, including consolidated VIEs.

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

Consummation of Merger

On December 8, 2017, ApolloMed completed its business combination with NMM following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger, dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017), among ApolloMed, Apollo Acquisition Corp. (“Merger Sub”), NMM and Kenneth Sim, as the shareholders’ representative (the “Merger Agreement”), pursuant to which Merger Sub merged with and into NMM, with NMM surviving as a wholly owned subsidiary of ApolloMed (the “Merger”). The combination of ApolloMed and NMM brings together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies. As a result of the Merger, NMM now is a wholly-owned subsidiary of ApolloMed and former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, the Merger is treated as a “reverse acquisition” and NMM is considered the accounting acquirer. Accordingly, as of the closing of the Merger, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for periods prior to the Merger, and the results of operations of both companies are included in the accompanying condensed consolidated financial statements for periods following the Merger.

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

Post-Merger Integration

Following the closing of the Merger, we evaluated the sustainability of our subsidiaries and VIEs and opportunities to strengthen our operations. As a result of such evaluation, we decided to consolidate our operations and restructure the operations of certain entities, which include the winding down of the BAHA and APS operations.

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

Strategic Transactions

In October 2017, with an effective date of December 1, 2017, NMM entered into a ten-year Management Services Agreement (“MSA”) with Accountable Health Care IPA (“Accountable IPA”), one of the largest IPAs in California, which provides quality healthcare services to more than 160,000 patients through a network of over 450 primary care physicians and 1,700 specialty care physicians and has multiple product lines, including Medicare Advantage, Commercial, Medi-Cal managed care and Healthy Families. Pursuant to the terms of the ten-year MSA, NMM is responsible for managing all health plan members assigned or delegated to Accountable IPA, as well as all hospital risk pools. This effort is expected to be supported by our population health management platform, which includes administrative, clinical and technology capabilities. One of our VIEs has extended a line of credit of up to $18 million to George M. Jayatilaka, M.D. a shareholder of Accountable IPA, to fund the working capital needs of Accountable IPA. The VIE has the right, but not the obligation, to convert a portion or all of the outstanding principal amount into shares of Accountable IPA’s capital stock. Concurrent with the funding, the board of directors of Accountable IPA was reconstituted to be comprised of two directors, including one director appointed by APC-LSMA.

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

Sixth Amendment to the NNA Registration Rights Agreement

In March 2018, ApolloMed entered into a Sixth Amendment (the “Sixth Amendment”) with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius Medical Care North America. The Sixth Amendment amended the Registration Rights Agreement, dated as of March 28, 2014, between ApolloMed and NNA, as subsequently amended, to extend (i) the deadline for ApolloMed to file a resale registration statement covering NNA’s registrable securities to November 30, 2018, and (ii) the date by which ApolloMed is required to use commercially reasonable best efforts to cause such registration statement to be declared effective to May 31, 2019 (or, if earlier, the fifth (5th) trading day after the date on which the SEC notifies ApolloMed that such registration statement will not be “reviewed” or will not be subject to further review).

Compliance with the California Department of Managed Health Care (“DMHC”)

As risk-bearing organizations, APC and MMG are required to follow regulations of the DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At March 31, 2018 and December 31, 2017, APC was in compliance with these regulations. At March 31, 2018 and December 31, 2017, MMG was not in compliance with these regulations. As a result, the California DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. The Company has been in communication with the DMHC regarding MMG’s business plans that, if implemented, could result in a significant reduction in the health plan enrollment assigned to MMG. MMG received confirmation from substantially all of MMG’s direct contracted health plans, that they have moved membership out of MMG effective May 1, 2018. MMG is currently working with DMHC on providing a CAP plan.

Purchase of Real Property

In April 2018, APC acquired a 50% membership interest in a joint venture limited liability company. The joint venture entered into an agreement, effective as of April 10, 2018, to purchase real property of approximately 109,000 square feet including a building containing approximately 89,000 rentable square feet situated in the City of Los Angeles, and provided a securing deposit into an escrow account. The transaction is expected to close on May 31, 2018.

Key Financial Measures and Indicators

Operating Revenues

Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO All-Inclusive Population-Based Payments (“AIPBP”) revenue, management fee income and fee-for-services (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

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

Results of Operations

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

	For the Three Months Ended
	March 31,	March 31,
	2018	2017	$ Change	% Change
REVENUE
Capitation, net	$85,905,284	$64,716,133	$21,189,151	33%
Risk pool settlements and incentives	17,986,736	11,137,200	6,849,536	62%
Management fee income	12,074,572	6,537,110	5,537,462	85%
Fee-for-services, net	7,748,109	2,663,913	5,084,196	191%
Other income	452,026	281,706	170,320	60%
Total revenue	124,166,727	85,336,062	38,830,665	46%
EXPENSES:
Cost of services	84,670,608	59,607,514	25,063,094	42%
General and administrative expenses	11,735,898	5,211,633	6,524,265	125%
Depreciation and amortization	5,058,512	4,836,351	222,161	5%
Total expenses	101,465,018	69,655,498	31,809,520	46%
INCOME FROM OPERATIONS	22,701,709	15,680,564	7,021,145	45%
OTHER INCOME (EXPENSES):
(Loss) income from equity method investments	(28,024)	2,227,262	(2,255,286)	-101%
Interest expense	(85,001)	(811)	(84,190)	10381%
Interest income	269,818	182,285	87,533	48%
Change in fair value of derivative instrument	-	1,522,222	(1,522,222)	-100%
Other income	87,993	1,514	86,479	5712%
Total other income, net	244,786	3,932,472	(3,687,686)	-94%
INCOME BEFORE PROVISION FOR INCOME TAXES	22,946,495	19,613,036	3,333,459	17%
Provision for income taxes	7,228,840	7,889,245	(660,405)	-8%
NET INCOME	$15,717,655	$11,723,791	3,993,864	34%

Net income attributable to noncontrolling interests	13,557,200	7,374,130	6,183,070	84%
NET INCOME ATTRIBUTABLE TO APOLLO MEDICAL HOLDINGS, INC.	$2,160,455	$4,349,661	(2,189,206)	-50%

Net Income Attributable to Apollo Medical Holdings, Inc.

Our net income attributable to Apollo Medical Holdings, Inc. (excluding noncontrolling interests) for the three months ended March 31, 2018 was $2.2 million, as compared to $4.3 million for the same period in 2017, a decrease of $2.1 million, or 50%. The decrease in net income was due to post-Merger integration related costs and investments to support two new management services agreements. The Company expects to substantially complete such integration by the end of the second quarter of 2018 and does not expect any further material expenditures to support the new contracts beyond the first quarter of 2018.

Physician Groups and Patients

As of March 31, 2018 and 2017, the total number of affiliated physician groups managed by us was 11 groups, and the total number of patients for whom we managed the delivery of healthcare services was 962,922 and 795,960, respectively.

Revenue

Our revenue for the three months ended March 31, 2018 was $124.2 million, as compared to $85.3 million for the same period in 2017, an increase of $38.8 million, or 46%. The increase in revenue was attributable to (i) an increase of $21.2 million in capitation revenue due to increase in membership and capitation rates, (ii) an increase of $6.8 million in risk pool revenue due to favorable healthcare utilization trends, (iii) an increase in management fee income of $5.5 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups, (iv) an increase in fees-for-service revenue of $5.1 million, which was mainly due to increased surgery center income from the increase in patients and fees received, and (v) increases in other income of $0.2 million. The remaining difference is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the three months ended March 31, 2017.

Cost of Services

Expenses related to cost of services for the three months ended March 31, 2018 were $84.7 million, as compared to $59.6 million for the same period in 2017, an increase of $25.1 million, or 42%. The increase is mainly due to ApolloMed and MMG’s operations of $26.5 million for the three months ended March 31, 2018 compared to zero in the same period of the prior year and the increase of $4.3 million in medical claims, capitation and other health services expense. This overall increase was offset by the decrease of $5.6 million for provider bonus and incentive for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $11.7 million, as compared to $5.2 million for the same period in 2017, an increase of $6.5 million, or 125%. The overall increase is mainly due to ApolloMed and MMG’s operations of $3.8 million for the three months ended March 31, 2018 compared to zero in the same period of the prior year, $0.6 million increase in shared-based compensation expenses, $0.4 million increase in accounting expenses, and $1.1 million increase in reimbursement expenses to Accountable Health Care IPA.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 was $5.1 million, as compared to $4.8 million for the same period in 2017, an increase of $0.2 million, or 5%. The increase was attributable to additional property and equipment purchased during 2017 and the addition of intangible assets from the Merger, offset by a reduction of intangible assets from impairment recorded in the fourth quarter of 2017. The remaining difference is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the three months ended March 31, 2017.

(Loss) Income from Equity Method Investments

(Loss) income from equity method investments for the three months ended March 31, 2018 were $(28,000), as compared to $2.2 million for the same period in 2017, a decrease of $2.3 million, or 101%. This decrease is mainly due to the loss of $(0.4) million from our investment in LMA’s IPA line of business, offset by the income of $0.3 million allocated from our investment in DMG for the three months ended March 31, 2018, compared to income from our investment in LMA’s IPA line of business of $1.3 million, income from our investment in UCI of $0.5 million and income from our investment in DMG of $0.4 million for the three months ended March 31, 2017.

Interest Expense

Interest expense for the three months ended March 31, 2018 increased by approximately $84,000 as compared to the same period in 2017 due to interest on debt obligations associated with bank loans.

Interest Income

Interest income for the three months ended March 31, 2018 was $0.3 million, as compared to $0.2 million for the same period in 2017, an increase of $0.1 million, or 48%, mainly due to more cash held in money market accounts which resulted in more interest earned and the interest from notes receivable.

Change in Fair Value of Derivative Instruments

Gain from change in fair value of derivative instruments for the three months ended March 31, 2017 was approximately $1.5 million mainly due to changes in stock price of ApolloMed’s common stock during the first quarter of 2017 with no recurring amounts for the same period in 2018.

Other Income

Other income for the three months ended March 31, 2018 was approximately $88,000 as compared to approximately $1,500 for the same period in 2017 mainly due to rental income received.

Provision for Income Taxes

Provision for income taxes was $7.2 million for the three months ended March 31, 2018, as compared to $7.9 million for the same period in 2017, a decrease of $0.7 million or 8%. The decrease is due to the decrease in the effective tax rate for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, which resulted primarily from a decrease in the federal statutory rate of 35% to 21% enacted on December 22, 2017.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $13.6 million for the three months ended March 31, 2018, compared to $7.4 million for the three months ended March 31, 2017, an increase of $6.2 million, or 84%. This increase was primarily due to net income generated from APC mainly attributable to its increased revenue and certain tax benefits.

Liquidity and Capital Resources

Cash, cash equivalents and investment in marketable securities at March 31, 2018 totaled $104.9 million. Working capital totaled $70.0 million at March 31, 2018, compared to $34.6 million at December 31, 2017, an increase of $35.4 million, or 103%.

We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through May 2019.

Our cash, cash equivalents and restricted cash increased by $4.0 million from $118.5 million at December 31, 2017 to $122.5 million at March 31, 2018. Cash provided by operating activities during the three months ended March 31, 2018 was $4.7 million, as compared to $21.1 million for the same period in the prior year. The cash generated from operations during the three months ended March 31, 2018 is a function of net income of $15.7 million, adjusted for the following non-cash operating items: depreciation and amortization of $5.1 million, share-based compensation of $0.8 million, loss from disposal of property and equipment of approximately $42,000, loss from equity method investments of approximately $28,000 and change in deferred tax liability of $2.8 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $19.8 million.

Cash used in investing activities during the three months ended March 31, 2018 was $0.5 million, as compared to cash used in investing activities of $4.3 million during the three months ended March 31, 2017. The net change in cash flow from investing activities of $3.8 million is attributable to advances to related parties of $5.0 million and purchases of property and equipment of $0.3 million, offset by dividends received from equity method investments of $1.0 million during the three months ended March 31, 2017, compared to $0.5 million of purchases of property and equipment during the three months ended March 31, 2018.

Cash used in financing activities during the three months ended March 31, 2018 was $0.2 million, as compared to cash used in financing activities of $8.4 million during the three months ended March 31, 2017. This decrease of $8.2 million was primarily attributable to dividend payments of $8.8 million, offset by proceeds from exercise of stock options and warrants of $0.4 million, during the three months ended March 31, 2017, compared to dividend payments of $2.0 million, repayment of bank loans of $0.1 million, offset by proceeds from exercise of stock options and warrants of $1.9 million, during the three months ended March 31, 2018.

Credit Facilities

Lines of Credit

In April 2012, NMM entered into a promissory note with Preferred Bank, which was amended in April 2016 and April 2017 to borrow up to $20,000,000. This credit facility was amended on April 18, 2018 to extend the maturity date from April 22, 2018 to June 22, 2018. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% and was 4.875% and 4.625% as of March 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, the Company was not in compliance with certain financial debt covenant requirements contained in the loan agreement, for which NMM obtained a waiver through March 31, 2018. As of March 31, 2018, NMM was in compliance with such financial debt covenant requirements. The amount outstanding as of both March 31, 2018 and December 31, 2017 was $5,000,000 and is classified as current liabilities.

In April 2012, APC entered into a promissory note with Preferred Bank, which was amended in April 2016 and April 2017 to borrow up to $10,000,000. This credit facility was amended on April 18, 2018 to extend the maturity date from April 22, 2018 to June 22, 2018. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125% and was 4.875% and 4.625% as of March 31, 2018 and December 31, 2017, respectively. As of December 31, 2017 and March 31, 2018, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement. APC obtained a waiver from the bank for noncompliance of the financial debt covenant requirements as of December 31, 2017 and through June 30, 2018. No amounts have been drawn on this facility.

 In December 2010, ICC borrowed $4,600,000 in the form of a loan from a financial institution. The interest rate is based on the Wall Street Journal “prime rate” but shall not be less than 4.5% per annum. The loan matures on December 31, 2018. As of March 31, 2018 and December 31, 2017, the balance outstanding was $394,783 and $510,391, respectively, and is classified as current liabilities.

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

				Three Months Ended March 31, 2018
				Maximum
			Interest rate per	Balance During	Ending	Principal Paid	Interest Paid
Entity	Facility	Expiration	Annum	Period	Balance	During Period	During Period
AMH	$10,000,000	09/30/2018	10%	$5,150,678	$5,023,599	$(836,135)	$-
ACC	1,000,000	07/31/2018	10%	1,287,843	1,287,843	-	-
MMG	3,000,000	11/22/2021	10%	2,854,559	2,854,559	(1,181)	-
AKM	5,000,000	05/30/2019	10%	-	-	-	-
SCHC	5,000,000	07/21/2019	10%	3,468,500	3,468,500	-	-
BAHA	250,000	07/22/2021	10%	4,780,543	4,780,543	-	-
	$24,250,000			$17,542,123	$17,415,044	$(837,316)	$-

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions and estimates. In addition, judgments, assumptions and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Company recorded a net increase to beginning retained earnings and noncontrolling interest in APC of $1.0 million and $7.4 million, respectively, as of January 1, 2018 due to the cumulative impact of adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to beginning retained earnings and noncontrolling interest was primarily driven by the determination of risk pool settlement revenue (including the estimation of constraints and incurred but not reported completion factor). The adoption of this ASU did not have a significant impact on revenue when comparing the amount of revenue recognized for the three months ended March 31, 2018 to the revenue that would have been recognized under the prior revenue standard ASC 605, such that comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Notes 2 and 13 to the accompanying condensed consolidated financial statements.

New Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our co-chief executive officers and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective at the reasonable assurance level.

Our disclosure controls and procedures are designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our co-chief executive officers and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Our management, including our co-chief executive officers and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, and must reflect the facts that there are resource constraints and that the benefits of controls have to be considered relative to their costs. The inherent limitations in internal control over financial reporting include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. In addition, over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of our business, we from time to time become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs, but as of the date of this Quarterly Report on Form 10-Q, except as disclosed, we are not a party to any lawsuit or proceeding, which in the opinion of management is expected to individually or in the aggregate have a material adverse effect on us or our business. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See Note 11 - “Commitments and Contingencies” to the accompanying unaudited condensed consolidated financial statements for additional comments.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. While we believe there have been no material changes in our risk factors from those disclosed in the Annual Report, other than those discussed below, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of suck risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are either incorporated by reference into or filed or furnished with this Quarterly Report on Form 10-Q, as indicated below.

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated December 21, 2016, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (the “Merger Agreement”) (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.2	Amendment to the Merger Agreement, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.3	Amendment No. 2 to the Merger Agreement, dated October 17, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

3.1*	Restated Certificate of Incorporation, as amended.

3.2*	Restated Bylaws, as amended.

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.2	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.3	Form of Certificate for Common Stock of Apollo Medical Holdings, Inc., par value $0.001 per share (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.4	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $11.00 per share (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.5	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $10.00 per share (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.6	Common Stock Purchase Warrant (“Series A Warrant”) dated October 14, 2015, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.7	Form of Assignment of Series A Warrant as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.8	Common Stock Purchase Warrant (“Series B Warrant”) dated March 30, 2016, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.9	Form of Assignment of Series B Warrant as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.10	Common Stock Purchase Warrant dated November 4, 2016, issued by Apollo Medical Holdings, Inc., to Scott Enderby, D.O. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

4.11	Common Stock Purchase Warrant dated November 17, 2016, issued by Apollo Medical Holdings, Inc. to Liviu Chindris, M.D. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2017).

10.1	Sixth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.3*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32**	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

*	Filed herewith.

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: May 15, 2018	By:	/s/ Mihir Shah
Mihir Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

