Form 10-Q
period 2018-06-30
Apollo Medical Holdings, Inc.
filed 2018-08-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___ to ___.

Commission File No. 001-37392

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3837784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1668 S. Garfield Avenue, 2nd Floor, Alhambra, CA 91801

(Address of principal executive offices and zip code)

(626) 282-0288

(Registrant’s telephone number, including area code)

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

As of August 6, 2018, there were 33,522,327 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.

INDEX TO FORM 10-Q FILING

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q (the “Report”) to the “Company,” “we,” “us,” “our,” and similar words are to Apollo Medical Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Quarterly Report on Form 10-Q describing the participation of APA ACO, Inc. (“APAACO”) in the next generation accountable care organization (“NGACO”) model.

Trade names and trademarks of the Company and its subsidiaries referred to herein and their respective logos, are our property. This Quarterly Report on Form 10-Q may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

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

Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability, following the consummation of the reverse merger of Apollo Medical Holdings, Inc. and Network Medical Management, Inc., to successfully integrate operations of the two groups, including realizing the synergies anticipated from the transaction, which may not be fully realized or may take longer to realize than expected; and our ability to successfully locate new strategic targets and integrate our operations following mergers, acquisitions or other strategic transactions, including that the integration may be more costly or more time consuming and complex than anticipated and that synergies anticipated to be realized may not be fully realized or may take longer to realize than expected;

•	our dependence on a few key payors;

•	changes in federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the success of our focus on our NGACO, to which we have devoted, and intend to continue to devote, considerable effort and resources, financial and otherwise, including whether we can manage medical costs for patients assigned to us within the capitation received from CMS and whether we can continue to participate in the All-Inclusive Population-Based Payment Mechanism (“AIPBP Mechanism”) of the NGACO Model as payments thereunder represent a significant part of our total revenues;

•	our expenses may exceed capitation payments, whether from CMS under the AIPBP Mechanism or health plans, which could lead to substantial losses, and uncertainty related to the final settlements of such incurred expenses and our actual earnings that are generally determined in subsequent periods;

•	general economic uncertainty;

•	the impact of emerging and existing competitors;

•	any adverse development in general market, business, economic, labor, regulatory and political conditions;

•	any outbreak or escalation of acts of terrorism or natural disasters;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	changes in laws and regulations and other market-wide developments affecting our industry in general and our operations in particular, including the impact of any change to applicable laws and regulations relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, registration and licensure, healthcare reform and reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue and the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new or revised federal and state healthcare laws;

•	risks related to our ability to raise capital as equity or debt to finance our growth and strategic transactions;

•	our ability to retain key individuals, including members of senior management;

•	the impact of rigorous competition in the healthcare industry generally;

•	the impact of any potential future impairment of our assets;

•	the effectiveness of our compliance and control initiatives;

•	risks related to changes in accounting literature or accounting interpretations; and

•	the fluctuations in the market value of our securities.

For a detailed description of these and other factors that could cause our actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. Except as required by law, we do not intend, and undertake no obligation, to update any statement, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$101,132,237	$99,749,199
Restricted cash – short-term	8,040,870	18,005,661
Fiduciary cash	1,294,503	2,017,437
Investment in marketable securities	1,130,967	1,143,095
Receivables, net	34,541,815	20,117,304
Prepaid expenses and other current assets	6,622,549	3,126,866

Total current assets	152,762,941	144,159,562

Noncurrent assets
Land, property and equipment, net	13,297,168	13,814,306
Intangible assets, net	94,927,036	103,533,558
Goodwill	189,604,746	189,847,202
Loans receivable – related parties	7,500,000	5,000,000
Loan receivable	10,000,000	10,000,000
Investment in a privately held entity that does not report net asset value per share	405,000	-
Investments in other entities – equity method	23,545,361	21,903,524
Investment in joint venture – equity method	16,673,840	-
Restricted cash – long-term	745,352	745,235
Other assets	1,515,664	1,632,406

Total noncurrent assets	358,214,167	346,476,231

Total assets	$510,977,108	$490,635,793

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30, 2018	December 31, 2017

Liabilities, Mezzanine Equity and Stockholders’ Equity

Current liabilities
Lines of credit, short-term	$-	$5,025,000
Accounts payable and accrued expenses	12,587,893	13,279,620
Incentives payable	5,104,074	21,500,000
Fiduciary accounts payable	1,294,503	2,017,437
Medical liabilities	66,853,335	63,972,318
Income taxes payable	2,900,056	3,198,495
Bank loan, short-term	278,017	510,391
Capital lease obligations	100,228	98,738

Total current liabilities	89,118,106	109,601,999

Noncurrent liabilities
Lines of credit, long-term	13,000,000	-
Deferred tax liability	27,758,780	24,916,598
Liability for unissued equity shares	1,185,025	1,185,025
Dividends payable	8,617,210	18,000,000
Capital lease obligations, net of current portion	568,512	619,001

Total noncurrent liabilities	51,129,527	44,720,624

Total liabilities	140,247,633	154,322,623

Commitments and Contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA (“APC”)	195,914,319	172,129,744

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	-	-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	-	-
Common stock, par value $0.001; 100,000,000 shares authorized, 32,841,170 and 32,304,876 shares outstanding, excluding 1,682,110 treasury shares held by APC, at June 30, 2018 and December 31, 2017, respectively (see Note 10)	32,841	32,305
Additional paid-in capital	162,027,547	158,181,192
Retained earnings	7,561,556	1,734,531
	169,621,944	159,948,028

Noncontrolling interest	5,193,212	4,235,398

Total stockholders’ equity	174,815,156	164,183,426

Total liabilities, mezzanine equity and stockholders’ equity	$510,977,108	$490,635,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Capitation, net	$90,316,182	$62,879,587	$176,221,466	$127,595,720
Risk pool settlements and incentives	13,866,217	8,358,598	31,852,953	19,495,798
Management fee income	12,371,608	6,287,702	24,446,180	12,824,812
Fee-for-service, net	5,679,469	3,044,548	13,427,578	5,708,461
Other income	771,070	741,265	1,223,096	1,022,971

Total revenue	123,004,546	81,311,700	247,171,273	166,647,762

Expenses
Cost of services	99,464,892	66,672,236	184,135,500	126,214,808
General and administrative expenses	11,471,829	5,777,187	23,207,727	11,053,762
Depreciation and amortization	4,918,078	4,805,979	9,976,590	9,642,330

Total expenses	115,854,799	77,255,402	217,319,817	146,910,900

Income from operations	7,149,747	4,056,298	29,851,456	19,736,862

Other income (expense)
Income (loss) from equity method investments	1,669,861	(795,102)	1,641,837	1,432,160
Interest expense	(110,683)	(575)	(195,684)	(1,386)
Interest income	339,816	209,492	609,634	391,777
Change in fair value of derivative instruments	-	(1,394,443)	-	127,779
Other income	340,659	26,624	428,652	28,138

Total other income (expense), net	2,239,653	(1,954,004)	2,484,439	1,978,468

Income before provision for income taxes	9,389,400	2,102,294	32,335,895	21,715,330

Provision for income taxes	1,523,807	736,835	8,752,647	8,626,080

Net income	7,865,593	1,365,459	23,583,248	13,089,250

Net income (loss) attributable to noncontrolling interest	5,201,491	(629,284)	18,758,691	6,744,846

Net income attributable to Apollo Medical Holdings, Inc.	$2,664,102	$1,994,743	$4,824,557	$6,344,404

Earnings per share – basic	$0.08	$0.08	$0.15	$0.25

Earnings per share – diluted	$0.07	$0.07	$0.13	$0.22

Weighted average shares of common stock outstanding-basic	32,674,459	25,067,954	32,548,662	25,067,954

Weighted average shares of common stock outstanding – diluted	37,850,679	28,417,877	37,935,773	28,417,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Net income	$23,583,248	$13,089,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,976,590	9,642,330
Loss on disposal of property and equipment	41,782	-
Share-based compensation	1,036,326	642,466
Unrealized loss from investment in equity securities	16,060	-
Change in fair value of derivative instrument	-	(127,779)
Income from equity method investments	(1,641,837)	(1,432,160)
Deferred tax	706,813	(4,419,701)
Changes in operating assets and liabilities:
Receivables, net	(2,824,511)	14,775,701
Prepaid expenses and other current assets	(3,495,683)	(975,914)
Other assets	(95,258)	(86,452)
Accounts payable and accrued expenses	(692,000)	(1,808,721)
Dividends payable	617,210	-
Incentives payable	(16,395,926)	(8,021,645)
Medical liabilities	2,881,017	(437,795)
Income taxes payable	(298,439)	3,861,749
Net cash provided by operating activities	13,415,392	24,701,329

Cash flows from investing activities
Purchases of marketable securities	(3,932)	(1,301)
Repayments from related parties – loans receivable	-	200,000
Advances to related parties – loans receivable	(2,500,000)	(5,000,000)
Purchase of investments – joint venture	(16,673,840)	-
Dividends received from equity method investments	-	1,000,000
Purchase of investment in a privately held entity	(405,000)	-
Proceeds on sale of investments – cost method	-	25,000
Purchases of property and equipment	(682,712)	(943,395)
Net cash used in investing activities	(20,265,484)	(4,719,696)

Cash flows from financing activities
Repayment of bank loan	(257,374)	-
Dividends paid	(12,000,000)	(9,490,632)
Change in noncontrolling interest capital	27,500	-
Borrowings on line of credit	8,000,000	-
Payment of capital lease obligations	(48,999)	(54,555)
Proceeds from sale of common stock of VIE	200,000	-
Proceeds from the exercise of stock options and warrants	2,347,329	425,025
Net cash used in financing activities	(1,731,544)	(9,120,162)

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,581,636)	10,861,471

Cash, cash equivalents and restricted cash, beginning of period	118,500,095	54,925,712

Cash, cash equivalents and restricted cash, end of period	$109,918,459	$65,787,183

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$11,612,590	$9,195,024
Cash paid for interest	144,544	1,386

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$47	$-
Deferred tax liability adjustment to goodwill	1,110,456	-
Cumulative effect adjustment for ASC 606 included in accounts receivable	11,600,000	-
Cumulative effect adjustment for ASC 606 included in deferred tax liabilities	3,246,098	-
Purchase price adjustment for acceleration of vested stock options	868,000	-
Reclassification of stock options exercised to liability for unissued common shares	-	425,025
Reclassification of fiduciary cash to payable	$722,934	$2,911

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$101,132,237	$65,787,183
Restricted cash – long-term - letters of credit	745,352	-
Restricted cash – short-term - distributions to former NMM shareholders	8,040,870	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$109,918,459	$65,787,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Overview

Apollo Medical Holdings, Inc. (“ApolloMed”), entered into an Agreement and Plan of Merger dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017) (the “Merger Agreement”) among ApolloMed, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of ApolloMed, Network Medical Management, Inc. (“NMM”), and Kenneth Sim, M.D., not individually but in his capacity as the representative of the shareholders of NMM, pursuant to which ApolloMed effected a merger with NMM (the “Merger”). The Merger closed and became effective on December 8, 2017 (the “Closing”) (see Note 3). As a result of the Merger, NMM is now a wholly-owned subsidiary of ApolloMed and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, the Merger is treated as a “reverse acquisition,” and NMM is considered the accounting acquirer and ApolloMed is the accounting acquiree. Accordingly, as of the Closing, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for all periods following the Merger. Effective as of the Closing, ApolloMed’s board of directors approved a change in ApolloMed’s fiscal year end from March 31 to December 31, to correspond with NMM’s fiscal year end prior to the Merger.

The combined company, following the Merger, together with its affiliated physician groups and consolidated entities (collectively, the “Company”), is a physician-centric integrated population health management company providing coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid and health maintenance organizations (“HMOs”). A small portion of the Company’s revenue is generated from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: NMM, Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.

NMM was formed in 1994 as a management service organization (“MSO”) for the purposes of providing management services to medical companies and independent practice associations (“IPAs”). The management services include primarily billing, collection, accounting, administrative, quality assurance, marketing, compliance and education.

Allied Physicians of California IPA, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”) was incorporated on August 17, 1992 for the purpose of arranging health care services as an IPA. APC has contracts with various HMOs or licensed health care service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is also minimized by stop-loss provisions in contracts with HMOs.

On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity (“VIE”) of the Company as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore APC is consolidated by NMM. As of June 30, 2018 and December 31, 2017, APC had an ownership interest of 4.87% and 4.95% in ApolloMed, respectively.

Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed on March 25, 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California. Its facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. During 2011, APC invested $625,000 for a 41.59% ownership interest in CDSC. APC’s ownership percentage in CDSC’s capital stock increased to 43.43% on July 31, 2016. CDSC is consolidated as a VIE by APC as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC.

APC also holds a 40% ownership interest in Pacific Ambulatory Surgery Center, LLC (“PASC”), a multi-specialty outpatient surgery center.

APC-LSMA was formed on October 15, 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, Chief Executive and Financial Officer of APC and Co-CEO of ApolloMed, is a nominee shareholder of APC. APC makes all the investment decisions on behalf of APC-LSMA, funds these investments and receives all the distributions from the investments. APC has the obligation to absorb losses or rights to receive benefits from all the investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC who is the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA line of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center (“ICC”).

ICC was formed on September 2, 2010 in the state of California. ICC is a Professional Medical California Corporation and has entered into agreements with HMOs, IPAs, medical groups and other purchasers of medical services for the arrangement of services to subscribers or enrollees. On November 15, 2016, APC-LSMA, a holding company of APC, agreed to purchase and acquire from ICC 40% of the aggregate issued and outstanding shares of capital stock of ICC for $400,000 in cash. Certain requirements to complete the investment transaction was completed in August 2017 and effective on October 31, 2017, ICC was determined to be a VIE of APC and is consolidated by APC as it was determined that APC is the primary beneficiary of ICC through its obligation to absorb losses and right to receive benefits that could potentially be significant to ICC. The results of operations of ICC from October 31, 2017 to December 31, 2017 were de minimis.

Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed on June 4, 2014, for the purpose of holding an investment in Universal Care, Inc. (“UCI”).

APAACO, jointly owned by NMM and AMM, began participating in the next generation accountable care organization model (“NGACO Model”) of the CMS in January 2017. The NGACO Model is a new CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model. In addition to APAACO, NMM and AMM operated three accountable care organizations (“ACOs”) that participated in the Medicare Shared Savings Program (“MSSP”), with the goal of improving the quality of patient care and outcomes through more efficient and coordinated approach among providers. MSSP revenues are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate for the relevant period. Such payments are earned and made on an “all or nothing” basis.

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

As the Company is transitioning to the NGACO Model, patients and physicians with the three ACOs have substantially been transferred to APAACO. ApolloMed ACO terminated its MSSP participation agreement with CMS on December 31, 2017. APCN-ACO terminated its MSSP participation agreement with CMS on December 31, 2017. AP-ACO terminated its MSSP participation agreement with CMS on December 31, 2016.

In conjunction with the Merger, ApolloMed sold to APC-LSMA all the issued and outstanding shares of capital stock of Maverick Medical Group, Inc. (“MMG”). MMG has historically been included in the consolidated financial statements filed by ApolloMed.

AMM, a wholly-owned subsidiary of ApolloMed, manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, Southern California Heart Centers (“SCHC”), Bay Area Hospitalist Associates (“BAHA”), a medical corporation, ApolloMed Care Clinic (“ACC”) and AKM Medical Group, Inc. (“AKM”). AMH provides hospitalist, intensivist and physician advisor services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing. BAHA, ACC and AKM are no longer active to any material extent.

Apollo Care Connect, a wholly-owned subsidiary of ApolloMed, provides a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

ApolloMed also has a controlling interest in Apollo Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care, LLC (“BCHC”) and Holistic Care Home Health Agency, Inc. (“HCHHA”), each of which provides palliative care services.

Pulmonary Critical Care Management, Inc. (“PCCM”) and Verdugo Medical Management, Inc. (“VMM”), were operated by ApolloMed as physician practice management companies. PCCM and VMM are no longer active to any material extent.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made in the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. The Company’s quarterly results fluctuate. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of December 31, 2017 and June 30, 2018, includes the accounts of ApolloMed, its consolidated subsidiaries NMM, including NMM’s subsidiaries, APCN-ACO and AP-ACO, AMM, APAACO and Apollo Care Connect, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The condensed consolidated statement of income for the three and six months ended June 30, 2017, includes NMM, its consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The condensed consolidated statement of income for the three and six months ended June 30, 2018, includes ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO and Apollo Care Connect, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC.

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

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of June 30, 2018, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $134.8 million. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

At times, APC is required to maintain a reserve fund by certain health plans, which are held in certificate of deposit accounts with initial maturities of six months from the date of purchase and interest rates ranging from 0.05% to 0.10%. Restricted cash also consists of cash held as collateral to secure standby letters of credits as required by certain contracts. As of June 30, 2018 and December 31, 2017, there was $8,040,870 and $18,005,661 included in restricted cash short-term, respectively, in the accompanying condensed consolidated balance sheets. Approximately $8,000,000 and $18,000,000 of such restricted cash as of June 30, 2018 and December 31, 2017, respectively, was related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), will be held in an escrow account for distribution to former NMM shareholders.

Receivables

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements and incentive receivables, management fee income and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

Capitation and claims receivable relate to a health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 (see Note 13). Other receivables include fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from hospitals and stop loss insurance premium reimbursements from IPAs.

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under applicable contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. The Company has not incurred credit losses related to receivables. As of June 30, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts of $725,356 and $407,953, respectively.

Concentrations of Risks

The Company had major payors that contributed the following percentage of net revenue:

	For the Three Months Ended June 30,
	2018		2017

Payor A	*	%	13.4%
Payor B	15.4%		17.5%
Payor C	*	%	12.0%
Payor D	*	%	12.1%

   * Less than 10% of total net revenues

	For the Six Months Ended June 30,
	2018		2017

Payor A	*	%	13.1%
Payor B	13.7%		20.8%
Payor C	*	%	11.9%
Payor D	10.2%		12.4%

   * Less than 10% of total net revenues

The Company had major payors that contributed to the following percentage of receivables before the allowance for doubtful accounts:

	As of June 30, 2018	As of December 31, 2017

Payor E	21.6%	23.8%
Payor F	32.5%	30.5%
Payor G	14.1%	* %

* Less than 10% of receivables

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$75,345,074	$-	$-	$75,345,074
Marketable securities – certificates of deposit	1,061,022	-	-	1,061,022
Marketable securities – equity securities	69,945	-	-	69,945

Total	$76,476,041	$-	$-	$76,476,041

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2017 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$41,231,405	$-	$-	$41,231,405
Marketable securities – certificates of deposit	1,057,090	-	-	1,057,090
Marketable securities – equity securities	86,005	-	-	86,005

Total	$42,374,500	$-	$-	$42,374,500

* Included in cash and cash equivalents

There were no Level 3 inputs measured on a recurring basis for the six months ended June 30, 2018. The following summarizes activity of Level 3 inputs measured on a recurring basis for the three and six months ended June 30, 2017:

Derivative Assets (Warrants)

Balance at April 1, 2017	$4,072,222
Change in fair value of warrant liabilities	1,394,443
Balance at June 30, 2017	$5,466,665

Derivative Assets (Warrants)

Balance at January 1, 2017	$5,338,886
Change in fair value of warrant liabilities	127,779
Balance at June 30, 2017	$5,466,665

The fair value of the warrant derivative asset of approximately $5.5 million at June 30, 2017 was estimated using the Black-Scholes valuation model, using the following inputs: term of 3.29 – 3.75 years, risk free rate of 1.50% - 1.60%, no dividends, volatility of 38.9% - 39.1%, share price of $10.00 per share based on the trading price of ApolloMed’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of ApolloMed’s convertible preferred stock issued in the financing.

There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the six months ended June 30, 2018 and 2017.

Intangible Assets and Long-Lived Assets

Intangible assets with finite lives include network-payor relationships, management contracts and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.

Intangible assets with finite lives also include a patent management platform as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses and are amortized using the straight-line method.

Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the six months ended June 30, 2018 and 2017.

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

At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The Company determined that there was no impairment of its goodwill during the six months ended June 30, 2018 and 2017.

Investments in Other Entities - Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income (loss) from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. No impairment loss was recorded on equity method investments for the six months ended June 30, 2018 and 2017.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. As APAACO’s NGACO program is new and sufficient claims history is not available, the medical liabilities for the NGACO program are estimated and recorded at 100% of the revenue less actual claims processed for or paid to in-network providers (after taking into account the average discount negotiated with the in-network providers). The Company plans to use the traditional lag models as the claims history matures. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation.

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings and noncontrolling interests at the date of initial application. Revenue from substantially all of the Company’s contracts with customers continues to be recognized over time as services are rendered. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. Refer to Note 13 - Revenue Recognition for further details.

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

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares of stock is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period.

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

The basic EPS for the comparative period (the three and six months ended June 30, 2017) before the closing of the Merger (see Note 3) presented in the condensed consolidated financial statements was calculated by dividing (a) by (b):

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 and other subsequent revisions amend the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted ASU 2014-09 on January 1, 2018. Refer to Note 13 “Revenue Recognition”, for further details.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU No. 2018-11. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The Company does not expect to early adopt the new guidance. The Company has appointed a project team and is in the process of evaluating the impact the new standard will have on its condensed consolidated financial statements. The Company expects to complete the impact assessment process by the end of the third quarter of 2018, and to complete the implementation process, including adding procedures and evaluating necessary disclosures, prior to the end of the first quarter of 2019.

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

In December 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the primary impact to the condensed consolidated statements of cash flows relates to including amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Also, prior period amounts in the statements of cash flows for the six months ended June 30, 2017 have been retrospectively adjusted to reflect the adoption of ASU 2016-18.

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

On December 8, 2017, (the “Effective Time”) the Merger of ApolloMed’s wholly-owned subsidiary, Apollo Acquisition Corp., with and into NMM as the surviving entity was completed, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017), by and among the Company, Merger Sub, NMM and Kenneth Sim, M.D., in his capacity as the NMM shareholders’ representative. As a result of the Merger, NMM now is a wholly-owned subsidiary of ApolloMed and former NMM shareholders own a majority of the issued and outstanding common stock of the Company. Both companies are considered to be a business under the guidance outlined in ASC 805, Business Combinations. The combined company operates under the Apollo Medical Holdings name. NMM is the larger entity in terms of assets, revenues and earnings. In addition, as of the closing of the Effective Time, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree), NMM is considered to be the accounting acquirer (and legal acquiree), and the merger transaction is considered a reverse acquisition. As a result, as of the Effective Time, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies will be included in the Company’s financial statements for all periods following the Merger. As of the Effective Time, the Company’s board of directors approved a change in the Company’s fiscal year end from March 31 to December 31, to correspond with NMM’s fiscal year end prior to the Merger.

Pursuant to the Merger Agreement, at the Effective Time, each issued and outstanding share of NMM common stock converted into the right to receive (i) such number of fully paid and nonassessable shares of ApolloMed’s common stock that resulted in the NMM shareholders having a right to receive an aggregate number of shares of ApolloMed’s common stock that represented 82% of the total issued and outstanding shares of ApolloMed common stock immediately following the Effective Time, with no NMM dissenting shareholder interests as of the Effective Time (the “exchange ratio”), plus (ii) an aggregate of 2,566,666 shares of ApolloMed’s common stock, with no NMM dissenting shareholder interests as of the Effective Time, and (iii) common stock warrants to purchase a pro-rata portion of an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share and warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed at $10.00 per share. At the Effective Time, pre-Merger ApolloMed stockholders held their existing shares of ApolloMed’s common stock. At the Effective Time, ApolloMed held back 10% of the total number of shares of ApolloMed’s common stock issuable to pre-Merger NMM shareholders in the Merger to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. Separately, indemnification of pre-Merger NMM shareholders under the Merger Agreement was made by the issuance by ApolloMed to pre-Merger NMM shareholders of new additional shares of common stock (capped at the same number of shares of ApolloMed’s common stock as are subject to the holdback for the indemnification of ApolloMed). These holdback shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger agreement, by NMM. Half of these shares will be issued on the first and second anniversary of the Effective Time respectively.

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

The consideration for the transaction was 18% of the total issued and outstanding shares of ApolloMed common stock, or 6,109,205 shares (immediately following the Merger).

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

Total estimated purchase consideration consisted of the following:

Equity consideration (1)	$61,092,050
Estimated fair value of ApolloMed preferred stock held by NMM (2)	19,118,000
Estimated fair value of NMM’s noncontrolling interest in APAACO (3)	5,129,000
Estimated fair value of the outstanding ApolloMed stock options (4)	1,055,333
Total estimated purchase consideration	$86,394,383

(1)	Equity consideration

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

Prior to the Merger, APAACO was owned 50% by ApolloMed and 50% NMM. NMM’s noncontrolling interest in APAACO has been remeasured at fair value as of the closing date and is added to the consideration transferred to ApolloMed as a result of NMM relinquishing its equity investment in APAACO in order to obtain control of ApolloMed. The fair value of NMM’s noncontrolling interest in APAACO has been estimated to be $5,129,000 using the discounted cash flow method and NMM recorded a gain on investment for the same amount to reflect the fair value of this investment prior to the Merger.

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

Assets acquired
Cash and cash equivalents	$36,367,555
Accounts receivable, net	7,261,588
Other receivables	3,211,028
Prepaid expenses	249,193
Property, plant and equipment, net	1,114,332
Restricted cash	745,220
Fair value of intangible assets acquired	14,984,000
Deferred tax assets	2,498,417
Other assets	217,241
Total assets acquired	$66,648,574
Liabilities assumed
Accounts payable and accrued liabilities	$8,632,893
Medical liabilities	39,353,540
Line of credit	25,000
Convertible note payable, net	5,376,215
Convertible note payable - related party	9,921,938
Noncontrolling interest	3,142,000
Total liabilities assumed and noncontrolling interest	$66,451,586
Net assets acquired	$196,988
Goodwill	$86,197,395

Goodwill is not deductible for tax purposes.

During the six months ended June 30, 2018, goodwill related to the Merger increased by $671,555 due to the $868,000 increase in the estimated fair value of the outstanding ApolloMed stock options, which amount was partially offset by the $196,445 increase in the related deferred tax asset with a commensurate adjustment recorded to additional paid in capital. In addition, during the six months ended June 30, 2018, goodwill and deferred tax assets decreased by $914,011 resulting from an adjustment associated with the allocation of the Merger transaction costs. As a result, in the aggregate, during the six months ended June 30, 2018, goodwill decreased by $242,456.

The purchase consideration and purchase price allocation are preliminary and subject to change as more information becomes available, which will be finalized as soon as practicable within the measurement period of no later than one year following the Effective Time of the Merger.

MMG Transaction

In conjunction with the Merger, ApolloMed sold to APC-LSMA all the issued and outstanding shares of capital stock of MMG. MMG has historically been included in the consolidated financial statements filed by ApolloMed. APC-LSMA agreed to pay $100 in consideration for all the shares of MMG. As the transaction is between related parties, the purchase consideration of MMG reflected in the purchase price allocation was determined to be the fair value of MMG. MMG and AMM terminated the existing Management Services Agreement between them and APC-LSMA paid AMM $400,000 as a termination payment on the Effective Time. APC-LSMA is consolidated by APC which in turn is consolidated by NMM, and as a result, the $400,000 amount is eliminated upon consolidation.

Pro Forma Combined Historical Results

The pro forma combined historical results, as if ApolloMed had been acquired as of January 1, 2017, are estimated as follows (unaudited):

Three Months Ended June 30, 2017
Net revenues	$121,725,058
Net loss attributable to Apollo Medical Holdings, Inc.	$(1,755,268)
Weighted average common shares outstanding:
Basic	33,601,022
Earnings per share:
basic	$(0.05)
Weighted average common shares outstanding:
diluted	33,601,022
Earnings per share:
diluted	$(0.05)

Six Months Ended June 30, 2017
Net revenues	$220,192,318
Net loss attributable to Apollo Medical Holdings, Inc.	$(2,107,249)
Weighted average common shares outstanding:
Basic	33,601,022
Earnings per share:
basic	$(0.06)
Weighted average common shares outstanding:
diluted	33,601,022
Earnings per share:
diluted	$(0.06)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

4.	Intangible Assets, Net

At June 30, 2018, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	June 30,	Accumulated	June 30,
	(Years)	2018	Amortization	2018
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(42,332,259)	67,550,741
Management contracts	15	22,832,000	(6,278,801)	16,553,199
Member relationships	12	6,696,000	(668,084)	6,027,916
Patient management platform	5	2,060,000	(240,333)	1,819,667
Tradename/trademarks	20	1,011,000	(29,487)	981,513
		$144,476,000	$(49,548,964)	$94,927,036

At December 31, 2017, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	December 31,	Accumulated	December 31,
	(Years)	2017	Amortization	2017
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(35,842,508)	74,040,492
Management contracts	15	22,832,000	(5,014,886)	17,817,114
Member relationships	12	6,696,000	(46,500)	6,649,500
Patient management platform	5	2,060,000	(34,336)	2,025,664
Tradename/trademarks	20	1,011,000	(4,212)	1,006,788
		$144,476,000	$(40,942,442)	$103,533,558

Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $4,211,621 and $4,322,476 (excluding $106,000 amortization expense for exclusivity incentives) for the three months ended June 30, 2018 and 2017, respectively, and $8,606,522 and $8,697,317 (excluding $212,000 amortization expense for exclusivity incentives) for the six months ended June 30, 2018 and 2017, respectively.

Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2018 (remaining six months)	$8,050,000
2019	14,480,000
2020	12,671,000
2021	10,961,000
2022	9,448,000
Thereafter	37,323,000

$92,933,000
22

5.	Investments in Other Entities

Equity Method Investments

LaSalle Medical Associates

LaSalle Medical Associates (“LMA”) was founded by Dr. Albert Arteaga in 1996 and currently operates four neighborhood medical centers employing more than 120 dedicated healthcare professionals, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal. LMA accepts Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 245,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5,000,000 for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended June 30, 2018 and 2017, APC recorded loss from this investment of $603,692 and $798,185, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2018 and 2017, APC recorded (loss) income from this investment of $(956,484) and $513,554, respectively, in the accompanying consolidated statements of income. The investment balance was $8,496,283 and $9,452,767 at June 30, 2018 and December 31, 2017, respectively.

LMA’s summarized balance sheets at June 30, 2018 and December 31, 2017 and summarized statements of income for the six months ended June 30, 2018 and 2017 with respect to its IPA line of business are as follows:

Balance Sheets

	June 30, 2018	December 31, 2017

Assets

Cash and cash equivalents	$21,943,637	$21,065,105
Receivables, net	2,276,731	2,433,116
Other current assets	2,173,110	1,565,606
Loan receivable	1,250,000	1,250,000
Restricted cash	664,612	662,109

Total assets	$28,308,090	$26,975,936

Liabilities and Stockholders’ Equity

	June 30, 2018	December 31, 2017

Current liabilities	$25,511,420	$20,353,337
Stockholders’ equity	2,796,670	6,622,599

Total liabilities and stockholders’ equity	$28,308,090	$26,975,936

Statements of Income

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues	$110,311,466	$97,902,002
Expenses	113,744,898	95,847,786

Net (loss) income	$(3,433,432)	$2,054,216

Pacific Medical Imaging and Oncology Center, Inc.

PMIOC was incorporated in 2004 in the state of California. PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high quality diagnostic services such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry and digital mammography at its facilities.

In July 2015, APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA invested $1,200,000 for a 40% ownership in PMIOC.

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract APC paid PMIOC fees for the three and six months ended June 30, 2018 and 2017 of approximately $0.8 million and $0.6 million, respectively, and of approximately $1.2 million and $1.1 million, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the three months ended June 30, 2018 and 2017, APC recorded income from this investment of $62,606 and $58,539 respectively, in the accompanying consolidated statements of income. During the six months ended June 30, 2018 and 2017, APC recorded income from this investment of $36,581 and $109,619, respectively, in the accompanying consolidated statements of income. The accompanying balance sheet has an investment balance of $1,437,274 and $1,400,693 at June 30, 2018 and December 31, 2017, respectively.

Universal Care, Inc.

UCI is a privately held health plan that has been in operation since 1985 in order to help its members through the complexities of the healthcare system. UCI holds a license under the California Knox-Keene Health Care Services Plan Act (“Knox-Keene Act”) to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.

On August 10, 2015, UCAP, an entity solely owned 100% by APC with APC’s executives, Dr. Thomas Lam, Dr. Pen Lee and Dr. Kenneth Sim, as designated managers of UCAP, purchased from UCI 100,000 shares of UCI class A-2 voting common stock (comprising 48.9% of the total outstanding UCI shares, but 50% of UCI’s voting common stock) for $10,000,000. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the three months ended June 30, 2018 and 2017, the Company recorded income (loss) from this investment of $1,731,927 and $(280,710), respectively, in the accompanying consolidated statements of income. During the six months ended June 30, 2018 and 2017, the Company recorded income from this investment of $1,711,725 and $242,591, respectively, in the accompanying consolidated statements of income. The accompanying balance sheet has an investment balance of $10,321,180 and $8,609,455 at June 30, 2018 and December 31, 2017, respectively.

In 2015, APC advanced $5,000,000 on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, APC advanced an additional $2,500,000. These subordinated loans accrue interest at the prime rate plus 1%, or 6.00% and 5.50% as of June 30, 2018 and December 31, 2017, respectively, with interest to be paid monthly. The repayment schedule of the original principal of $5,000,000 is based on certain contingent criteria, and accordingly, the entire note receivable has been classified under loans receivable - related parties on the consolidated balance sheets in the amount of $7,500,000 and $5,000,000 as of June 30, 2018 and December 31, 2017, respectively.

UCI’s balance sheets at June 30, 2018 and December 31, 2017 and statements of income for the six months ended June 30, 2018 and 2017 are as follows:

Balance Sheets

	June 30, 2018	December 31, 2017

Assets

Cash	$27,874,357	$21,872,894
Receivables, net	29,042,535	18,618,760
Other current assets	19,541,123	13,021,520
Other assets	3,259,848	3,754,470
Property and equipment, net	2,132,063	1,576,621

Total assets	$81,849,926	$58,844,265

Liabilities and Stockholders’ Deficit

	June 30, 2018	December 31, 2017

Current liabilities	$68,941,956	$54,421,532
Other liabilities	15,036,729	10,051,952
Stockholders’ deficit	(2,128,759)	(5,629,219)

Total liabilities and stockholders’ deficit	$81,849,926	$58,844,265

Statements of Income Operations

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues	$149,825,595	$91,586,434
Expenses	146,614,334	90,759,639

Income before (benefit) provision for income taxes	3,211,261	826,795
(Benefit) provision for income taxes	(289,200)	330,700

Net income	$3,500,461	$496,095

Diagnostic Medical Group

On May 14, 2016, David C.P. Chen M.D., Inc., a California professional corporation doing business as Diagnostic Medical Group (“DMG”), and David C.P. Chen M.D., individually and APC-LSMA, a designated shareholder professional corporation formed on October 15, 2012, which is 100% owned by Dr. Thomas Lam (CEO of APC) and is controlled and consolidated by APC who is the primary beneficiary of this VIE, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG for total cash consideration of $1,600,000.

APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three and six months ended June 30, 2018 and 2017, APC recorded income from this investment of $391,613 and $198,760 and $720,655 and $560,404, respectively, in the accompanying consolidated statements of income and has an investment balance of $2,568,066 and $1,847,411 at June 30, 2018 and December 31, 2017, respectively.

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

APC accounts for its investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. For the three and six months ended June 30, 2018 and 2017, APC recorded income from this investment of $87,407 and $26,494 and $129,360 and $5,992, respectively, in the accompanying consolidated statements of income and has an investment balance of $722,558 and $593,198 at June 30, 2018 and December 31, 2017, respectively.

Equity Method Investment Summary

Investments in other entities – equity method consisted of the following:

	June 30, 2018	December 31, 2017

Universal Care, Inc.	$10,321,180	$8,609,455
LaSalle Medical Associates – IPA Line of Business	8,496,283	9,452,767
Diagnostic Medical Group	2,568,066	1,847,411
Pacific Medical Imaging & Oncology Center, Inc.	1,437,274	1,400,693
Pacific Ambulatory Surgery Center, LLC	722,558	593,198

	$23,545,361	$21,903,524

Joint Venture

In June 2018, College Street Investment LP, a California limited partnership (“CSI”), APC and NMM entered into an operating agreement to govern the limited liability company, 531 W. College, LLC and the conduct of its business, and to specify their relative rights and obligations. CSI, APC and NMM, each owns 50%, 25% and 25%, respectively, of member units based on initial capital contributions of $16,673,839, $8,336,920, and $8,336,920, respectively.

An agreement of purchase and sale and joint escrow instructions (“Purchase Agreement”) with an effective date of April 10, 2018 was entered into between 531 W. College, LLC and Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, pursuant to which 531 W. College LLC agreed to purchase a former hospital located in the City of Los Angeles. The total purchase price of such real estate is $33,347,679. In June 2018, APC, NMM and AMHC Healthcare, Inc. on behalf of CSI, wired $8,336,920, $8,336,920 and $16,673,839, respectively into an escrow account for the benefit of 531 W. College, LLC to purchase the hospital pursuant to the Purchase Agreement. The transaction closed on June 29, 2018. APC and NMM accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC and NMM have the ability to exercise significant influence, but not control over the operations of this joint venture. APC and NMM’s investment is presented as an investment in joint venture-equity method in the accompanying condensed consolidated balance sheet as of June 30, 2018.

531 W. College LLC’s balance sheet at June 30, 2018 is as follows:

Balance Sheet

June 30, 2018

Assets

Land and Building	$33,347,679

Total assets	$33,347,679

Liabilities and Members’ Equity

Members’ equity	$33,347,679

Total liabilities and members’ equity	$33,347,679

Formation costs and other fees incurred for establishing the organization were not significant during the six months ended June 30, 2018.

Investment in privately held entity that does not report net asset value per share

In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $405,000 or $1.50 per membership interest, which represented approximately 2.8% ownership. APC also received a 5-year warrant to purchase 270,000 membership interests. A 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests are contingent upon the portal completion date, which has not be completed as of June 30, 2018. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

6.	Loan Receivable

On October 9, 2017, NMM and APC-LSMA entered into an agreement with Accountable Health Care IPA (“Accountable”), a California professional medical corporation, Signal Health Solutions, Inc. (“Signal”), a California corporation and George M. Jayatilaka, M.D. (“Dr. Jay”), individually, whereby concurrent with the execution of the agreement, APC-LSMA extended a line of credit to Dr. Jay in the principal amount of $10,000,000 (“Dr. Jay Loan”) to fund the working capital needs of Accountable ($5,000,000 of which was funded by APC on behalf of APC-LSMA and the other $5,000,000 was funded by NMM to Dr. Jay). Interest on the Dr. Jay Loan accrues at a rate that is equal to the prime rate plus 1% (6.00% and 5.50% as of June 30, 2018 and December 31, 2017, respectively) and payable in monthly installments of interest only on the first day of each month until the date that is three years following the initial date of funding, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The Dr. Jay Loan is not subordinated to any other indebtedness and is secured by a first-lien security interest in certain shares of Accountable owned by Dr. Jay. The outstanding balance as of both June 30, 2018 and December 31, 2017 was $10,000,000.

Concurrently with the funding of the Dr. Jay Loan, Dr. Jay loaned to Accountable the entire proceeds of the Dr. Jay Loan at the same interest rate and maturity date as the Dr. Jay Loan (“Dr. Jay-Accountable Subordinated Loan”). Repayment of the Dr. Jay-Accountable Subordinated Loan is subordinated to Accountable’s creditors in a manner acceptable to the California Department of Managed Health Care (“DMHC”).

At any time on or before the date that is one year following the initial funding date of the Dr. Jay Loan, APC-LSMA or its designee have the right, but not the obligation, to convert up to $5,000,000 of the outstanding principal amount into shares of Accountable’s capital stock. At any time after the date that is one year following the funding date, the Dr. Jay Loan may be prepaid at any time. Within three years following the initial funding of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert the then outstanding principal amount into Accountable shares based on Accountable’s then-current valuation.

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

As a condition of funding the Dr. Jay Loan, Accountable entered into a ten-year management service agreement with NMM on October 27, 2017, to commence on the termination of Accountable’s previously existing management agreement with MedPoint Management to be effective on December 1, 2017. Under the management service agreement, NMM is responsible for managing 100% of all health plan membership assigned and delegated to Accountable, and all hospital risk pools. The management service agreement requires the payment of IPA and hospital risk pool management fees as set forth therein.

Concurrent with the initial funding of the Dr. Jay Loan, the Accountable Board of Directors shall be automatically reconstituted to be comprised of two directors, which will comprise of Dr. Jay and a director appointed by APC-LSMA. Dr. Jay and APC-LSMA will have two and one votes as a director, respectively.

Based on management’s assessment, Accountable is a variable interest entity. However, the Company does not have the power to the direct the activities of Accountable that most significantly impact its economic performance and as such, the Company is not the primary beneficiary of Accountable.

7.	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017

Accounts payable	$3,632,691	$3,786,381
Specialty capitation payable	300,000	547,307
Subcontractor IPA risk pool payable	1,660,366	1,348,376
Professional fees	3,488,386	3,004,215
Deferred revenue	708,591	250,000
Accrued compensation	2,797,859	4,343,341

	$12,587,893	$13,279,620

8.	Medical Liabilities

The Company’s medical liabilities consisted of the following:

	June 30, 2018	December 31, 2017

Balance, beginning of period	$63,972,318	$18,957,465
Medical liabilities assumed from Merger	-	39,353,540
Claims paid for previous period	(34,591,915)	(23,075,516)
Incurred health care costs	104,977,066	121,846,375
Claims paid for current period	(66,848,868)	(92,476,160)
Adjustments	(655,266)	(633,386)

Balance, end of period	$66,853,335	$63,972,318

9.	Bank Loan, Lines of Credit and Loan Payable – Related Party

Bank Loans

In December 2010, ICC borrowed a $4,600,000 loan from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate”, or 5.00% and 4.50% per annum, as of June 30, 2018 and December 31, 2017, respectively. The loan is collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matures on December 31, 2018. As of June 30, 2018 and December 31, 2017, the balance outstanding was $278,017 and $510,391, respectively, and is classified as current liabilities. As of June 30, 2018, and December 31, 2017, ICC was in compliance with all affirmative and negative covenants contained in the loan agreement.

Lines of Credit

On June 14, 2018, NMM amended its promissory note agreement with a bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20,000,000 with a maturity date of June 22, 2020. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% and 4.625%, as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, NMM was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which NMM obtained a waiver through June 30, 2018. As of June 30, 2018, NMM was in compliance with such financial debt covenant requirements. Pursuant to the June 2018 amendment, certain covenants were modified or deleted in its entirety; the loan is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. In October 2017, NMM borrowed $5,000,000 on this line of credit to make a $5,000,000 loan advance to Accountable Health Care IPA (see Note 6), and on June 27, 2018, NMM borrowed an additional $8,000,000 under this line of credit to fund its investment in 531 W. College LLC. The amount outstanding as of June 30, 2018 and December 31, 2017 was $13,000,000 and $5,000,000, respectively. As of June 30, 2018 and December 31, 2017, availability under this line of credit was $300,671 and $8,300,671, respectively.

On June 14, 2018, APC amended its promissory note agreement with a bank (“APC Business Loan Agreement”), which provides for loan availability of up to $10,000,000 with a maturity date of June 22, 2020. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% and 4.625%, as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which APC obtained a waiver through June 30, 2018. As of June 30, 2018, APC was in compliance with such financial debt covenant requirements. Pursuant to the June 2018 amendment, certain covenants were modified or deleted in its entirety and the guarantee made by individual shareholders of APC was removed. The loan is also collateralized by substantially all assets of APC. No amounts were drawn on this line during the six months ended June 30, 2018 and no amounts were outstanding as of June 30, 2018 and December 31, 2017. As of both June 30, 2018 and December 31, 2017, availability under this line of credit was $9,694,984.

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

Stockholders’ Equity

As of the date of this Quarterly Report on Form 10-Q, 751,067 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of Closing of the Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the Merger Agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.

On March 21, 2018, the Company issued 37,593 shares of the Company’s common stock to the Company’s Chief Operating Officer for prior services rendered. The stock price on the date of issuance was $16.80, which resulted in the Company recording $631,562 of share-based compensation expense.

See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2018	1,141,040	$3.95	5.79	$19.81
Options granted	155,000	9.85	-	-
Options exercised	(301,036)	3.87	-	16.63
Options forfeited	(4,000)	5.79	-	-

Options outstanding at June 30, 2018	991,004	$5.16	4.92	$20.70

Options exercisable at June 30, 2018	991,004	$5.16	4.92	$20.70

During the six months ended June 30, 2018, stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 60,536 shares of the Company’s common stock, which resulted in the Company issuing 47,576 net shares.

During the six months June 30, 2018, stock options were exercised for 240,500 shares of the Company’s common stock, which resulted in proceeds of approximately $817,000. The exercise price ranged from $0.01 to $10.00 per share.

Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2018	853,800	$0.167	1.75	$508,864
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired/forfeited	-	-	-	-

Options outstanding at June 30, 2018	853,800	$0.167	1.25	$508,864

Options exercisable at June 30, 2018	853,800	$0.167	1.25	$508,864

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of June 30, 2018.

Share-based compensation expense related to option awards granted to primary care physicians to purchase shares of APC’s common stock, are recognized over their respective vesting periods, and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense:
Cost of services	$-	$1,227	$-	$2,454
General and administrative	202,382	320,006	404,764	640,012
	$202,382	$321,233	$404,764	$642,466

The remaining unrecognized share-based compensation expense of stock option awards granted to primary care physicians to purchase shares of APC’s common stock as of June 30, 2018 was $1,011,910, which is expected to be recognized over the remaining term of 1.25 years.

Warrants

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2018	3,648,541	$9.75	3.74	$14.25
Warrants granted	-	-	-	-
Warrants exercised	(210,625)	7.27	-	10.46
Warrants expired/forfeited	(11,250)	-	-	-

Warrants outstanding at June 30, 2018	3,426,666	$9.91	3.46	$15.95

				Weighted
		Weighted		Average
		Average		Exercise Price
Exercise Price Per	Warrants	Remaining	Warrants	Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.50	5,000	0.35	5,000	$4.50
9.00	1,116,111	2.28	1,116,111	9.00
10.00	1,455,555	3.80	1,455,555	10.00
11.00	850,000	4.44	850,000	11.00

$4.50 –11.00	3,426,666	3.46	3,426,666	$9.91

During the six months ended June 30, 2018, common stock warrants were exercised for 210,625 shares of the Company’s common stock, which resulted in proceeds of approximately $1.5 million. The exercise price ranged from $4.00 to $10.00 per share.

Treasury Stock

APC owns 1,682,110 shares of ApolloMed’s common stock as of June 30, 2018 and December 31, 2017, which are legally issued and outstanding but excluded from shares of common stock outstanding in the condensed consolidated financial statements, as such shares are treated as treasury shares for accounting purposes.

Dividends

During the first quarter of 2018, APC distributed $2,000,000 of dividends to APC shareholders.

In April 2018, NMM distributed approximately $10,000,000 to former NMM shareholders, from the $18,000,000 that was previously classified as restricted cash and dividends payable. As of June 30, 2018, $8,000,000 of restricted cash remains from the Merger, and are still held for distribution.

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

As risk-bearing organizations, APC and MMG are required to follow regulations of the DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At June 30, 2018 and December 31, 2017, APC was in compliance with these regulations. At December 31, 2017, MMG was not in compliance with these regulations. As a result, the California DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG received confirmation from substantially all of MMG’s direct-contracted health plans, that they have moved membership out of MMG effective May 1, 2018, and as a result, as of June 30, 2018, MMG was no longer required to be in compliance with these regulations.

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

On or about March 23, 2018 and April 3, 2018, a Demand for Arbitration and an Amended Demand for Arbitration were filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG, ApolloMed and AMM with Judicial Arbitration Mediation Services in California, arising out of MMG’s purported business plans, seeking damages in excess of $5 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. MMG, ApolloMed and AMM dispute the allegations and intend to vigorously defend against this matter.

12.	Related Party Transactions

On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (see Note 5), in the amount of $5,000,000. On June 28, 2018, UCAP entered into a new subordinated note receivable agreement with UCI in the amount of $2,500,000.

During the three and six months ended June 30, 2018 and 2017, APC paid approximately $146,301 and $62,000, respectively, and $168,270 and $96,000, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the three and six months ended June 30, 2018 and 2017, NMM received approximately $5.2 million and $4.4 million, respectively, and $9.9 million and $8.9 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).

During the three and six months ended June 30, 2018 and 2017, APC paid approximately $0.8 million and $0.6 million, respectively, and $1.2 million and $1.1 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).

During the three and six months ended June 30, 2018 and 2017, APC paid approximately $1.2 million and $0.5 million, respectively, and $1.9 million and $1.3 million, respectively, to AMG, Inc. for services as a provider. AMG, Inc. shares common ownership with certain board members of APC.

In September 2015, ApolloMed entered into a note receivable with Rob Mikitarian, a minority owner in APS, in the amount of approximately $150,000. The note accrues interest at 3% per annum and currently due on demand. As of June 30, 2018, and December 31, 2017, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheets.

In addition, affiliates wholly-owned by the Company’s officers, including Dr. Lam and Dr. Hosseinion, are reported in the accompanying consolidated statement of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.

During the three and six months ended June 30, 2018 and 2017, APC paid approximately $2.1 million and $1.6 million, respectively, and $3.7 million and $3.0 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).

During the three and six months ended June 30, 2018 and 2017, NMM paid approximately $0.3 million and $0.3 million, respectively, and $0.5 million and $0.6 million, respectively, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.

During the three and six months ended June 30, 2018 and 2017, APC paid $90,000 and $90,000, respectively, and $180,000 and $180,000, respectively, to Tag-2 Medical Investment Group, LLC (“Tag-2”) for an office lease. Tag-2 shares common ownership with certain board members of APC.

During the three and six months ended June 30, 2018 and 2017, APC paid an aggregate of approximately $11.6 million and $10.1 million, respectively, and $20.8 million and $22.9 million, respectively, to shareholders of APC for provider services, which include approximately $3.9 million and $3.9 million, respectively, and $6.1 million and $9.3 million, respectively, to shareholders who are also officers of APC.

For loans receivable from related parties, see Note 5.

13.	Revenue Recognition

At the adoption of Topic 606, the cumulative effect of initially applying the new revenue standard is required to be presented as an adjustment to the opening balance of retained earnings. This cumulative effect amount was determined to be related to the full risk pool arrangements of APC, a variable interest entity (see Note 1). Therefore, the cumulative net effect of initially applying Topic 606 in the amount of $10,208,000, which is comprised of $11,600,000 of additional revenue, offset by $1,392,000 in related management fee expense, has been presented as an adjustment to the opening balance of the mezzanine equity, “Noncontrolling interest in Allied Pacific of California IPA.” Consequently, as a result of APC recording additional receivables, NMM recorded a corresponding entry of $1,392,000 to retained earnings to record the related management fee income. These adjustments were offset by an aggregate adjustment to deferred tax liability of $3,246,098.

The impact of the adoption of this ASU on the Company’s revenue, when comparing the amount of revenue recognized for the three and six months ended June 30, 2018 to the revenue that would have been recognized under the prior revenue standard ASC 605, are summarized as follows:

The table below presents the impact of the adoption of ASC 606 on the Company’s consolidated statements of income.

	Three months ended June 30, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Risk pool settlements and incentives	$10,466,217	$3,400,000	$13,866,217
Total revenue	119,604,546	3,400,000	123,004,546
Provision for income taxes	572,364	951,443	1,523,807
Net income	5,417,036	2,448,557	7,865,593
Net income attributable to noncontrolling interest	3,046,761	2,154,730	5,201,491
Net income attributable to Apollo Medical Holdings, Inc.	$2,370,275	$293,827	$2,664,102

Earnings per share - basic	$0.07	$0.01	$0.08
Earnings per share - diluted	$0.06	$0.01	$0.07

	Six months ended June 30, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Risk pool settlements and incentives	$28,452,953	$3,400,000	$31,852,953
Total revenue	243,771,273	3,400,000	247,171,273
Provision for income taxes	7,801,204	951,443	8,752,647
Net income	21,134,691	2,448,557	23,583,248
Net income attributable to noncontrolling interest	16,603,961	2,154,730	18,758,691
Net income attributable to Apollo Medical Holdings, Inc.	$4,530,730	$293,827	$4,824,557

Earnings per share - basic	$0.14	$0.01	$0.15
Earnings per share - diluted	$0.12	$0.01	$0.13

The table below presents the impact of the adoption of ASC 606 on the Company’s consolidated balance sheet.

	June 30, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Assets
Trade accounts receivable, net	$31,141,815	$3,400,000	$34,541,815
Total assets	507,577,108	3,400,000	510,977,108
Noncurrent liabilities
Deferred tax liability	26,807,337	951,443	27,758,780
Mezzanine equity
Noncontrolling interest in Alliled Pacific of California IPA	193,759,589	2,154,730	195,914,319
Shareholders’ equity
Retained earnings	7,267,729	293,827	7,561,556
Total liabilities, mezzanine equity and stockholders' equity	$166,221,944	$3,400,000	$169,621,944

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

The Company operates as one reportable segment, the healthcare delivery segment. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type for the three and six months ended June 30, 2018 and 2017:

Three Months Ended	June 30, 2018	June 30, 2017

Commercial	$97,852,959	$79,277,193
Medicare	24,920,063	1,979,486
Medicaid	183,794	-
Other third parties	47,730	55,021
Revenue	$123,004,546	$81,311,700

Six Months Ended	June 30, 2018	June 30, 2017

Commercial	$203,231,219	$163,126,111
Medicare	43,461,178	3,433,189
Medicaid	360,144	-
Other third parties	118,732	88,462
Revenue	$247,171,273	$166,647,762

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

Capitation, net

Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under either provider service agreements (each, a “PSA”) or capitated arrangements directly made with various managed care providers including HMOs. Capitation revenue under the PSAs and HMO contracts is prepaid monthly to the Company based on the number of enrollees selecting the Company as their healthcare provider. Capitation revenue is recognized in the month in which the Company is obligated to provide services. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing their monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment model,” which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on a monthly basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

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

Risk Pool Settlements and Incentives

APC enter into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for IBNR completion factor and constraint percentages were used by management in applying the most likely method.

Under capitated arrangements with certain HMOs and APC participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished. Risk pool settlements under arrangements with HMOs are recognized using the most likely methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, which is generally uncommon. The Company’s contract liability balance was $708,591 and $250,000 as of June 30, 2018 and December 31, 2017, respectively, and is presented within the “Accounts Payable and Accrued Expenses” line item of the condensed consolidated balance sheets. None of the amounts accrued as of December 31, 2017 was recognized as revenue for the three and six months ended June 30, 2018.

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

At June 30, 2018 and December 31, 2017, the Company did not complete its accounting for the tax effects of enactment of the TCJA because the Internal Revenue Service has not issued all guidance for the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in its deferred tax assets and deferred tax liabilities of $6.6 million and $16.3 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $9.7 million, for the year ended December 31, 2017. The Company’s provisional estimates are expected to be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the TCJA. The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the differences between the Company’s financial statements and tax bases of assets and liabilities using enacted tax rates.

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

As of June 30, 2018, due to overall cumulative losses incurred, prior to the merger with NMM, in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain. The Company’s effective tax rate for the three and six months ended June 30, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, prior period true up adjustments and the excess tax benefits of stock-based compensation. As of June 30, 2018, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. The Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of both June 30, 2018 and 2017, APC held 1,682,110 shares of ApolloMed’s and NMM’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share (see Note 10).

Below is a summary of the earnings per share computations:

Three Months Ended June 30,	2018	2017

Earnings per share – basic	$0.08	$0.08
Earnings per share – diluted	$0.07	$0.07
Weighted average shares of common stock outstanding – basic	32,674,459	25,067,954
Weighted average shares of common stock outstanding – diluted	37,850,679	28,417,877

Six Months Ended June 30,	2018	2017

Earnings per share – basic	$0.15	$0.25
Earnings per share – diluted	$0.13	$0.22
Weighted average shares of common stock outstanding – basic	32,548,662	25,067,954
Weighted average shares of common stock outstanding – diluted	37,935,773	28,417,877

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended June 30,	2018	2017

Weighted average shares of common stock outstanding – basic	32,674,459	25,067,954
10% shares held back pursuant to indemnification clause	3,039,609	2,785,328
Stock options	692,506	564,595
Warrants	1,444,105	-
Weighted average shares of common stock outstanding – diluted	37,850,679	28,417,877

Six Months Ended June 30,	2018	2017

Weighted average shares of common stock outstanding – basic	32,548,662	25,067,954
10% shares held back pursuant to indemnification clause	3,039,609	2,785,328
Stock options	720,103	564,595
Warrants	1,627,399	-
Weighted average shares of common stock outstanding – diluted	37,935,773	28,417,877

16.	Variable Interest Entities (VIEs)

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

The following table includes assets that can only be used to settle the liabilities of APC and the creditors of APC have no recourse to the Company. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliate, which are eliminated upon consolidation with the NMM, are included in the accompanying consolidated balance sheets.

	June 30, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$46,405,310	$54,686,370
Restricted cash – short-term	8,040,870	18,005,661
Fiduciary cash	1,294,503	2,017,437
Investment in marketable securities	1,061,022	1,057,090
Receivables, net	28,601,680	15,183,483
Prepaid expenses and other current assets	1,531,872	1,821,328

Total current assets	86,935,257	92,771,369

Noncurrent assets
Land, property and equipment, net	9,990,830	10,167,689
Intangible assets, net	64,683,046	70,841,907
Goodwill	60,012,316	60,012,316
Loans receivable – related parties	7,500,000	5,000,000
Loan receivable	5,000,000	5,000,000
Investment in a privately held entity that does not report net asset value per share	4,725,000	4,320,000
Investments in other entities – equity method	23,545,361	21,903,524
Investment in joint venture – equity method	8,336,920	-
Restricted cash – long-term	745,352	745,235
Other assets	1,063,539	1,371,664

Total noncurrent assets	185,602,364	179,362,335

Total assets	$272,537,621	$272,133,704
Current liabilities
Accounts payable and accrued expenses	$3,895,202	$3,625,610
Incentives payable	5,000,000	21,500,000
Fiduciary accounts payable	1,294,503	2,017,437
Medical liabilities	20,243,608	25,186,240
Income taxes payable	2,882,773	1,463,540
Amount due to affiliate	17,624,486	24,889,717
Bank loan, short-term	278,017	510,391
Capital lease obligations	100,228	98,738

Total current liabilities	51,318,817	79,291,673

Noncurrent liabilities
Deferred tax liability	24,033,663	20,970,766
Liability for unissued equity shares	1,185,025	1,185,025
Dividend payable	617,210	-
Capital lease obligations, net of current portion	568,512	619,001

Total noncurrent liabilities	26,404,410	22,774,792

Total liabilities	$77,723,227	$102,066,465

The assets of the Company’s other consolidated VIEs were not considered significant.

As of June 30, 2018 and December 31, 2017, approximately $8,000,000 and $18,000,000, respectively, of restricted cash is related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), was held for distribution to former NMM shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018.

The following management’s discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We, together with our affiliated physician groups and consolidated entities, are a physician-centric integrated population health management company providing coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: Network Medical Management (“NMM”), Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities, including consolidated VIEs.

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

Through our next generation accountable organization (“NGACO”) model and a network of independent practice associations (“IPAs”) with more than 4,000 contracted physicians, which physical groups have agreements with various health plans, hospitals and other HMOs, we are currently responsible for coordinating the care for over one million patients in California. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.

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

In connection with the Merger, ApolloMed issued an aggregate of 27,357,605 shares of its common stock to the former stockholders of NMM (ApolloMed held back an aggregate of 3,039,609 shares of its common stock, or 10% of the total number of shares issued to former NMM stockholders, to secure NMM’s potential indemnification obligations under the Merger Agreement). Accordingly, immediately following the Merger, ApolloMed’s stockholders prior to the Merger continued to hold 6,109,205 shares of its common stock, and the former NMM stockholders held 27,357,605 shares (excluding the 10% hold-back). In connection with the Merger, ApolloMed also issued to the former NMM stockholders (i) common stock warrants to purchase 850,000 shares of ApolloMed’s common stock, exercisable at $11.00 per share, and (ii) common stock warrants to purchase 900,000 shares of common stock, exercisable at $10.00 per share. ApolloMed had previously issued a convertible promissory note (the “Alliance Note”) to Alliance Apex, LLC in the principal amount of $4,990,000. Following the Merger, the Alliance Note and accrued interest automatically converted into 520,081 shares of ApolloMed’s common stock. The former NMM stockholders also own Series A and Series B warrants to purchase an aggregate of 1,111,111 shares and 555,555 shares of ApolloMed’s common stock, respectively. Under the Agreement and Plan of Merger, ApolloMed also agreed to indemnify the former NMM Shareholders under certain circumstances. If these indemnification obligations are triggered, ApolloMed will be required to issue up to 3,039,609 shares of ApolloMed common stock to the former NMM stockholders on a pro rata basis based on their relative proportionate pre-Merger ownership interests in NMM. Following the Merger, NMM, as ApolloMed’s subsidiary, continues to hold 1,111,111 shares of ApolloMed’s Series A preferred stock and 555,555 shares of ApolloMed’s Series B preferred stock, which shares are considered to be issued but not outstanding.

Post-Merger Integration

Following the closing of the Merger, we evaluated the sustainability of our subsidiaries and VIEs and opportunities to strengthen our operations. As a result of such evaluation, we decided to consolidate our operations and restructure the operations of certain entities, including winding down the Bay Area Hospitalist Associates.

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

Strategic Transactions

Effective December 1, 2017, NMM entered into a ten-year Management Services Agreement (“MSA”) with Accountable Health Care IPA (“Accountable IPA”). Accountable IPA is one of the largest IPAs in California and currently provides quality healthcare services to more than 160,000 patients through a network of over 450 primary care physicians and 1,700 specialty care physicians and has multiple product lines, including Medicare Advantage, Commercial and Medi-Cal managed care. Pursuant to the terms of the ten-year MSA, NMM is responsible for managing all health plan members assigned or delegated to Accountable IPA, as well as all hospital risk pools. This effort is expected to be supported by our population health management platform, which includes administrative, clinical and technology capabilities. One of our VIEs has extended a line of credit of up to $18 million to George M. Jayatilaka, M.D. a shareholder of Accountable IPA, to fund the working capital needs of Accountable IPA. The VIE has the right, but not the obligation, to convert a portion or all of the outstanding principal amount into shares of Accountable IPA’s capital stock. Concurrent with the funding, the board of directors of Accountable IPA was reconstituted to be comprised of two directors, including one director appointed by one of our VIEs APC-LSMA.

NMM entered into a MSA with Joseph M. Molina, M.D., Professional Corporation – Southern California dba Golden Shore Medical Group, a California professional corporation (“GSMG”). GSMG currently provides healthcare services to more than 100,000 patients and operates 17 clinics in four California counties. NMM is entitled to receive management fees under the MSA. The initial term of the MSA commenced on January 1, 2018 and will expire on December 31, 2020. The MSA may be extended at the option of GSMG for an additional two-year term following the expiration of the initial term.

We have expanded our operations, including hiring a significant number of employees and engaging other personnel, in preparation of serving additional patients that we are responsible for managing under the Accountable IPA and GSMG MSAs.

Sixth Amendment to the NNA Registration Rights Agreement

In March 2018, ApolloMed entered into a Sixth Amendment (the “Sixth Amendment”) of the Registration Rights Agreement, dated as of March 28, 2014, with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius Medical Care North America. The Sixth Amendment extended (i) the deadline by which ApolloMed must file a resale registration statement covering NNA’s registrable ApolloMed securities, and (ii) the date by which the registration statement is required to be declared effective by the SEC. Under the Sixth Amendment, ApolloMed is now required file the registration statement by November 30, 2018 and, using its commercially reasonable best efforts, to cause that registration statement to be declared effective to May 31, 2019.

Compliance with the California Department of Managed Health Care (“DMHC”)

As risk-bearing organizations, APC and MMG are required to follow the regulations of the California DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements. As of June 30, 2018 and December 31, 2017, APC was in compliance with these regulations, but MMG was not in compliance with these regulations. As a result, the California DMHC has required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG received confirmation from substantially all of MMG’s direct contracted health plans, that they have moved membership out of MMG effective May 1, 2018, and as a result, as of June 30, 2018, MMG was no longer required to be in compliance with these regulations.

Purchase of Interest in New Integrated Care Center

APC, NMM and College Street Investment LP, a California limited partnership (“CSI”) are members of 531 W. College LLC (APC and NMM each own a 25% interest in 531 W. College, LLC). In June 2018, 531 W. College, LLC purchased a recently closed hospital in the City of Los Angeles for $33,347,000. APC and NMM each contributed their pro rata share of the purchase price (i.e. $8,337,000, each). The plan is to convert the facility into an integrated care center, complete with a 24-hour urgent care center, multispecialty clinics, imaging center, diagnostic lab, pharmacy, behavioral care center, infusion center and also provide telemedicine services. When fully operational, the center will be a one-stop healthcare destination that can provide coordinated, patient-centered care, and maintain the necessary health care services for the community. Contingent upon obtaining the requisite licenses, the repurposed facility could be operational during the fourth quarter of 2018. CSI is an unaffiliated entity.

Key Financial Measures and Indicators

Operating Revenues

Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO All-Inclusive Population-Based Payments (“AIPBP”) revenue, management fee income and fee-for-services (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

Operating Expenses

Our largest expense is the patient care cost paid to contracted physicians, and the cost of providing management and administrative support services to our affiliated physician groups. These services include payroll, benefits, human resource services, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of Operations

As noted above, although ApolloMed was the legal acquirer in the Merger, for accounting purposes, the Merger is treated as a “reverse acquisition,” and NMM is considered the accounting acquirer and ApolloMed is the accounting acquiree. Accordingly, (i) the financial statements included in Item 1 above, and the description of our results of operations set forth below for the three and six month periods in 2017 reflect the operations of NMM alone during those periods, and (ii) the financial statements and the description of our results of operations for the three and six month periods in 2018 reflect the combined operations of ApolloMed and NMM. Because the financial results for the reported periods in 2017 exclude the results of ApolloMed, the following results of operations in 2018 are not directly comparable to our results of operations in the 2017 periods.

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
REVENUE
Capitation, net	$90,316,182	$62,879,587	$27,436,595	44%
Risk pool settlements and incentives	13,866,217	8,358,598	5,507,619	66%
Management fee income	12,371,608	6,287,702	6,083,906	97%
Fee-for-services, net	5,679,469	3,044,548	2,634,921	87%
Other income	771,070	741,265	29,805	4%
Total revenue	123,004,546	81,311,700	41,692,846	51%
EXPENSES:
Cost of services	99,464,892	66,672,236	32,792,656	49%
General and administrative expenses	11,471,829	5,777,187	5,694,642	99%
Depreciation and amortization	4,918,078	4,805,979	112,099	2%
Total expenses	115,854,799	77,255,402	38,599,397	50%
INCOME FROM OPERATIONS	7,149,747	4,056,298	3,093,449	76%
OTHER INCOME (EXPENSES):
Income (loss) from equity method investments	1,669,861	(795,102)	2,464,963	-310%
Interest expense	(110,683)	(575)	(110,108)	19149%
Interest income	339,816	209,492	130,324	62%
Change in fair value of derivative instrument	-	(1,394,443)	1,394,443	-100%
Other income	340,659	26,624	314,035	1180%
Total other income (expense), net	2,239,653	(1,954,004)	4,193,657	-215%
INCOME BEFORE PROVISION FOR INCOME TAXES	9,389,400	2,102,294	7,287,106	347%
Provision for income taxes	1,523,807	736,835	786,972	107%
NET INCOME	7,865,593	1,365,459	6,500,134	476%

Net income (loss) attributable to noncontrolling interests	5,201,491	(629,284)	5,830,775	-927%
NET INCOME ATTRIBUTABLE TO APOLLO MEDICAL HOLDINGS, INC.	$2,664,102	$1,994,743	$669,359	34%

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change
REVENUE
Capitation, net	$176,221,466	$127,595,720	$48,625,746	38%
Risk pool settlements and incentives	31,852,953	19,495,798	12,357,155	63%
Management fee income	24,446,180	12,824,812	11,621,368	91%
Fee-for-services, net	13,427,578	5,708,461	7,719,117	135%
Other income	1,223,096	1,022,971	200,125	20%
Total revenue	247,171,273	166,647,762	80,523,511	48%
EXPENSES:
Cost of services	184,135,500	126,214,808	57,920,692	46%
General and administrative expenses	23,207,727	11,053,762	12,153,965	110%
Depreciation and amortization	9,976,590	9,642,330	334,260	3%
Total expenses	217,319,817	146,910,900	70,408,917	48%
INCOME FROM OPERATIONS	29,851,456	19,736,862	10,114,594	51%
OTHER INCOME (EXPENSES):
Income from equity method investments	1,641,837	1,432,160	209,677	15%
Interest expense	(195,684)	(1,386)	(194,298)	14019%
Interest income	609,634	391,777	217,857	56%
Change in fair value of derivative instrument	-	127,779	(127,779)	-100%
Other income	428,652	28,138	400,514	1423%
Total other income, net	2,484,439	1,978,468	505,971	26%
INCOME BEFORE PROVISION FOR INCOME TAXES	32,335,895	21,715,330	10,620,565	49%
Provision for income taxes	8,752,647	8,626,080	126,567	1%
NET INCOME	23,583,248	13,089,250	10,493,998	80%

Net income attributable to noncontrolling interests	18,758,691	6,744,846	12,013,845	178%
NET INCOME ATTRIBUTABLE TO APOLLO MEDICAL HOLDINGS, INC.	$4,824,557	$6,344,404	$(1,519,847)	-24%

Net Income Attributable to Apollo Medical Holdings, Inc.

Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended June 30, 2018 was $2.7 million, as compared to $2.0 million for the same period in 2017, an increase of $0.7 million, or 34%. Our net income attributable to Apollo Medical Holdings, Inc. for the six months ended June 30, 2018 was $4.8 million, as compared to $6.3 million for the same period in 2017, a decrease of $1.5 million, or 24%.

Physician Groups and Patients

As of June 30, 2018 and 2017, the total number of affiliated physician groups managed by us was 12 and 10 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was 1,018,797 and 615,270, respectively.

Revenue

Our revenue for the three months ended June 30, 2018 was $123.0 million, as compared to $81.3 million for the same period in 2017, an increase of $41.7 million, or 51%. The increase in revenue was attributable to (i) an increase of $5.4 million in capitation revenue due to increases in membership and capitation rates, (ii) an increase of $5.5 million in risk pool revenue due to favorable healthcare utilization trends, (iii) an increase in management fee income of $4.9 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups, (iv) and an increase in fees-for-service revenue of $0.8 million, which was mainly due to increased surgery center income from the increase in patients and fees received. The remaining difference is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the three months ended June 30, 2017.

Our revenue for the six months ended June 30, 2018 was $247.2 million, as compared to $166.6 million for the same period in 2017, an increase of $80.5 million, or 48%. The increase in revenue was attributable to (i) an increase of $11.9 million in capitation revenue due to increases in membership and capitation rates, (ii) an increase of $12.3 million in risk pool revenue due to favorable healthcare utilization trends, (iii) an increase in management fee income of $8.1 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups, (iv) an increase in fees-for-service revenue of $2.6 million, which was mainly due to increased surgery center income from the increase in patients and fees received, and (v) increases in other income of $0.1 million. The remaining difference is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the six months ended June 30, 2017.

Cost of Services

Expenses related to cost of services for the three months ended June 30, 2018 were $99.5 million, as compared to $66.7 million for the same period in 2017, an increase of $32.8 million, or 49%. Cost of services for the 2018 period consist of expenses incurred by NMM, ApolloMed and MMG collectively, whereas, cost of services for 2017 period consist solely of expenses incurred by NMM. ApolloMed and MMG’s operations incurred costs of $26.6 million for the three months ended June 30, 2018, which are included in the foregoing $99.5 million of costs. In addition to the increase in cost of services due to the operations of ApolloMed and MMG, we also had an increase of $1.3 million in hospitalist expense, an increase of $2.6 million in personnel costs, and an increase of $10.3 million in medical claims, capitation and other health services expense. This overall increase was offset by the decrease of $8.0 million for provider bonus and incentive for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Expenses related to cost of services for the six months ended June 30, 2018 were $184.1 million, as compared to $126.2 million for the same period in 2017, an increase of $57.9 million, or 46%. Cost of services for the 2018 period consist of expenses incurred by NMM, ApolloMed and MMG collectively, whereas, cost of services for 2017 period consist solely of expenses incurred by NMM. ApolloMed and MMG’s operations incurred costs of $50.2 million for the six months ended June 30, 2018, which are included in the foregoing $184.1 million of costs. In addition to the increase in cost of services due to the operations of ApolloMed and MMG, we also had an increase of $5.0 million in personnel costs, an increase of $2.4 million in hospitalist expense, and an increase of $13.9 million in medical claims, capitation and other health services expense. This overall increase was offset by the decrease of $13.6 million for provider bonus and incentive for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $11.5 million, as compared to $5.8 million for the same period in 2017, an increase of $5.7 million, or 99%. The overall increase is mainly due to ApolloMed and MMG’s administrative expenses of $3.0 million for the three months ended June 30, 2018, none of which are included for the same period of the prior year because only NMM’s operations are included in the 2017 periods. In addition to the increase in general and administrative expenses due to the operations of ApolloMed and MMG, we also had an increase of $2.7 million in general and administration expenses due to growth of business for the three months ended June 30, 2018.

General and administrative expenses for the six months ended June 30, 2018 were $23.2 million, as compared to $11.1 million for the same period in 2017, an increase of $12.2 million, or 110%. The overall increase is mainly due to ApolloMed and MMG’s administrative expenses of $6.0 million for the six months ended June 30, 2018, none of which are included for the same period of the prior year because only NMM’s operations are included in the 2017 periods. In addition to the increase in general and administrative expenses due to the operations of ApolloMed and MMG, we also had an increase of $6.2 million increase in general and administration expenses due to growth of business for the six months ended June 30, 2018.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2018 was $4.9 million, as compared to $4.8 million for the same period in 2017, an increase of $0.1 million, or 2%. The increase was attributable to additional property and equipment purchased during 2017 and the amortization of intangible assets from the Merger, offset by a reduction of intangible assets from impairment recorded in the fourth quarter of 2017. The remaining difference is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the three months ended June 30, 2017.

Depreciation and amortization expense for the six months ended June 30, 2018 was $10.0 million, as compared to $9.6 million for the same period in 2017, an increase of $0.3 million, or 3%. The increase was attributable to additional property and equipment purchased during 2017 and the amortization of intangible assets from the Merger, offset by a reduction of intangible assets from impairment recorded in the fourth quarter of 2017. The remaining difference is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the six months ended June 30, 2017.

Income from Equity Method Investments

Income (loss) from equity method investments for the three months ended June 30, 2018 was $1.7 million, as compared to $(0.8) million for the same period in 2017, an increase of $2.5 million, or 310%. This increase reflects a loss of $(0.6) million from our investment in LMA’s IPA line of business, income of $1.7 million from our investment in UCI and income of $0.4 million allocated from our investment in DMG for the three months ended June 30, 2018, compared to a loss from our investment in LMA’s IPA line of business of $(0.8) million, a loss from our investment in UCI of $(0.3) million, and income from our investment in DMG of $0.2 million for the three months ended June 30, 2017.

Income (loss) from equity method investments for the six months ended June 30, 2018 was $1.6 million, as compared to $1.4 million for the same period in 2017, an increase of $0.2 million, or 15%. This increase is mainly due to the loss of $(1.0) million from our investment in LMA’s IPA line of business, offset by the income of $1.7 million allocated from our investment in UCI, income of $0.7 million allocated from our investment in DMG and income of $0.1 million allocated from our investment in PASC for the six months ended June 30, 2018, compared to income from our investment in LMA’s IPA line of business of $0.5 million, income from our investment in UCI of $0.2 million, income from our investment in PMIOC of $0.1 million and income from our investment in DMG of $0.6 million for the six months ended June 30, 2017.

Interest Expense

Interest expense for the three and six months ended June 30, 2018 of $0.1 million and $0.2 million, respectively, reflects interest on debt obligations associated with bank loans. NMM had de minimus interest expense in the same periods of 2017.

Interest Income

Interest income for the three and six months ended June 30, 2018 increased by approximately $0.1 million and $0.2 million, respectively, as compared to the same period in 2017 mainly due to an increase in cash held in money market accounts which resulted in an increase in interest earned and the interest from notes receivable.

Change in Fair Value of Derivative Instruments

(Loss) gain from change in fair value of derivative instruments for the three and six months ended June 30, 2017 was approximately $(1.4) million and $0.1 million, respectively, mainly due to changes in stock price of ApolloMed’s common stock during the six months ended June 30, 2017 with no recurring amounts for the same period in 2018.

Other Income

Other income for the three and six months ended June 30, 2018 was approximately $0.3 million and $0.4 million, respectively, as compared to approximately $27,000 and $28,000, respectively, for the same period in 2017 mainly due to rental income received.

Provision for Income Taxes

Provision for income taxes was $1.5 million for the three months ended June 30, 2018, as compared to $0.7 million for the same period in 2017, an increase of $0.8 million or 107%. The increase is due to the increase in taxable income, as described above, and was partially offset by the decrease in the federal statutory rate of 35% to 21% enacted on December 22, 2017.

Provision for income taxes was $8.7 million for the six months ended June 30, 2018, as compared to $8.6 million for the same period in 2017, an increase of $0.1 million, or 1%. The increase is due to the increase in taxable income, as described above, and was partially offset by the decrease in the federal statutory rate of 35% to 21% enacted on December 22, 2017.

Net Income Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $5.2 million for the three months ended June 30, 2018, compared to $(0.6) million for the three months ended June 30, 2017, an increase of $5.8 million, or 927%. This increase was primarily due to net income generated from APC mainly attributable to its increased revenue and certain tax benefits.

Net income (loss) attributable to noncontrolling interests was $18.7 million for the six months ended June 30, 2018, compared to $6.7 million for the six months ended June 30, 2017, an increase of $12.0 million, or 178%. This increase was primarily due to net income generated from APC mainly attributable to its increased revenue and certain tax benefits.

Liquidity and Capital Resources

Cash, cash equivalents and investment in marketable securities at June 30, 2018 totaled $102.3 million. Working capital totaled $63.6 million at June 30, 2018, compared to $34.6 million at December 31, 2017, an increase of $29.0 million, or 84%.

We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as fee-for-service reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through the next twelve months.

Our cash, cash equivalents and restricted cash decreased by $8.6 million from $118.5 million at December 31, 2017 to $109.9 million at June 30, 2018. Cash provided by operating activities during the six months ended June 30, 2018 was $13.4 million. The cash generated from operations during the six months ended June 30, 2018 is a function of net income of $23.6 million, adjusted for the following non-cash operating items: depreciation and amortization of $10.0 million, share-based compensation of $1.0 million, loss from disposal of property and equipment of approximately $42,000, income from equity method investments of approximately $1.6 million and change in deferred tax liability of $0.7 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $20.3 million.

Cash used in investing activities during the six months ended June 30, 2018 was $20.3 million, due to cash flow from investing activities attributable to advances to related parties of $2.5 million, purchase of investments of $17.1 million and purchases of property and equipment of $0.7 million, during the six months ended June 30, 2018.

Cash used in financing activities during the six months ended June 30, 2018 was $1.7 million reflecting dividend payments of $12.0 million and repayment of bank loans of $0.3 million, offset by proceeds from exercise of stock options and warrants of $2.3 million, borrowings on line of credit of $8.0 million and proceeds from sale of stock of $0.2 million during the six months ended June 30, 2018.

Credit Facilities

Lines of Credit

NMM has a credit facility with Preferred Bank to borrow up to $20,000,000 that matures on June 22, 2020. The amount outstanding as of June 30, 2018 and December 31, 2017 was $13,000,000 and $5,000,000, respectively and is classified as long-term and current liabilities, respectively. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% and 4.625%, as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, NMM was not in compliance with certain financial debt covenant requirements contained in the loan agreement. However, as of June 30, 2018, NMM was in compliance with such financial debt covenant requirements. As of June 30, 2018 and December 31, 2017, availability under this line of credit was $300,671 and $8,300,671, respectively.

APC has a credit facility with Preferred Bank to borrow up to $10,000,000 that matures on June 22, 2020. No amounts have been drawn on this facility. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% and 4.625%, as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement. However, as of June 30, 2018, APC was in compliance with such financial debt covenant requirements. As of both June 30, 2018 and December 31, 2017, availability under this line of credit was $9,694,984. Because APC is a VIE of NMM, loans obtained by APC can only be used to fund the operations of that company, and, accordingly, we are not liable for the repayment of any of APC’s borrowings under the Preferred Bank credit facility. In addition, this credit facility is not available to support NMM’s liquidity needs, and can only be used for APC.

In December 2010, ICC borrowed $4,600,000 from a financial institution. The interest rate is based on the Wall Street Journal “prime rate,” but not be less than 4.5% per annum. The loan matures on December 31, 2018. As of June 30, 2018 and December 31, 2017, the balance outstanding was $278,017 and $510,391, respectively.

Intercompany Loans

Each of AMH, MMG, BAHA, ACC, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation. The following is a summary of the intercompany loans during the six-month period ended June 30, 2018:

				Six Months Ended June 30, 2018
				Maximum
			Interest rate	Balance During		Principal Paid	Interest Paid
Entity	Facility	Expiration	per Annum	Period	Ending Balance	During Period	During Period
AMH	$10,000,000	09/30/2018	10%	$5,150,678	$4,454,133	$(1,674,431)	$-
ACC	1,000,000	07/31/2018	10%	1,287,843	1,287,843	-	-
MMG	3,000,000	11/22/2021	10%	2,917,119	2,917,119	(1,579)	-
AKM	5,000,000	05/30/2019	10%	-	-	-	-
SCHC	5,000,000	07/21/2019	10%	3,468,500	3,327,195	(462,656)	-
BAHA	250,000	07/22/2021	10%	4,807,584	4,281,658	(530,000)	-
	$24,250,000			$17,631,724	$16,267,948	$(2,668,666)	$-

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

The Company recorded a net increase to beginning retained earnings and noncontrolling interest in APC of $1.0 million and $7.4 million, respectively, as of January 1, 2018 due to the cumulative impact of adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to beginning retained earnings and noncontrolling interest was primarily driven by the determination of risk pool settlement revenue (including the estimation of constraints and incurred but not reported completion factor). The adoption of this ASU did not have a significant impact on revenue when comparing the amount of revenue recognized for the six months ended June 30, 2018 to the revenue that would have been recognized under the prior revenue standard ASC 605, such that comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Notes 2 and 13 to the accompanying condensed consolidated financial statements.

New Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

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

On or about March 23, 2018 and April 3, 2018, a Demand for Arbitration and an Amended Demand for Arbitration were filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG, ApolloMed and AMM with Judicial Arbitration Mediation Services in California, arising out of MMG’s purported business plans, seeking damages in excess of $5 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. MMG, ApolloMed and AMM each dispute the allegations and intend to vigorously defend against this matter.

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

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are either incorporated by reference into or filed or furnished with this Quarterly Report on Form 10-Q, as indicated below.

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated December 21, 2016, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (the “Merger Agreement”) (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.2	Amendment to the Merger Agreement, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.3	Amendment No. 2 to the Merger Agreement, dated October 17, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2018).

3.5	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.2	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.3	Form of Certificate for Common Stock of Apollo Medical Holdings, Inc., par value $0.001 per share (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.4	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $11.00 per share (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.5	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $10.00 per share (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.6	Common Stock Purchase Warrant (“Series A Warrant”) dated October 14, 2015, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.7	Form of Assignment of Series A Warrant as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.8	Common Stock Purchase Warrant (“Series B Warrant”) dated March 30, 2016, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.9	Form of Assignment of Series B Warrant as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.10	Common Stock Purchase Warrant dated November 4, 2016, issued by Apollo Medical Holdings, Inc., to Scott Enderby, D.O. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

4.11	Common Stock Purchase Warrant dated November 17, 2016, issued by Apollo Medical Holdings, Inc. to Liviu Chindris, M.D. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2017).

10.1*	Offer Letter, dated June 5, 2018, between Apollo Medical Holdings, Inc. and Eric Chin

10.2	Board of Directors Agreement, dated June 21, 2018, between Apollo Medical Holdings, Inc. and Ernest A. Bates, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

10.3	Board of Directors Agreement, dated June 21, 2018, between Apollo Medical Holdings, Inc. and Joseph M. Molina, M.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.3*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32**	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

*	Filed herewith.

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 14, 2018	By:	/s/ Thomas Lam
Thomas Lam
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Warren Hosseinion
Warren Hosseinion
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Eric Chin
Eric Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)

