Form 10-Q
period 2018-09-30
Apollo Medical Holdings, Inc.
filed 2018-11-14
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒   Yes     ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit).   ☒   Yes     ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 5, 2018, there were 34,084,641 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our future business, financial condition, strategic transactions (including mergers, acquisitions and management services agreements), sources of revenue, operating results, plans, objectives, expectations and intentions, any projections of earnings, revenue or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, targets, strategies and objectives of management for future operations such as any material opportunities that we believe exist for our company; any statements concerning anticipated, proposed or prospective services, developments, timelines, costs, investments, returns, effects or results, such as our outlook regarding our NGACO, our integration-related costs following the closing of the reverse merger of Apollo Medical Holdings, Inc. and Network Medical Management, Inc., the expected substantial completion of such integration, and our strategic transactions, including the prospects of and future investments for our strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance of our company; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. Forward-looking statements reflect current views with respect to future events and condition and are based on current estimates, expectations and assumptions only as of the date of this Quarterly Report on Form 10-Q and therefore are speculative in nature and subject to change. Although we believe that the expectations reflected in our forward-looking statements are reasonable, our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and significant risks and uncertainties that could cause actual condition, outcomes and results to differ materially from those indicated by such statements. Should one or more of these risks or uncertainties materialize, or should any expectations or assumptions underlying the relevant forward-looking statements prove incorrect, it could significantly affect our operations and may cause the actual actions, results, financial condition, performance or achievements of the Company and its subsidiaries and variable interest entities to be substantially different from any future actions, results, financial condition, performance or achievements, expressed or implied by any such forward-looking statements, as being expected, anticipated, intended, planned, believed, sought, estimated or projected on the basis of historical trends.

Some of the key factors impacting these risks and uncertainties include, but are not limited to:

•	risks related to our ability, following the consummation of the reverse merger of Apollo Medical Holdings, Inc. and Network Medical Management, Inc., to successfully integrate operations of the two groups, including realizing the synergies anticipated from the transaction, which may not be fully realized or may take longer to realize than expected; and our ability to successfully locate new strategic targets and integrate our operations following mergers, acquisitions or other strategic transactions, including that the integration may be more costly or more time consuming and complex than anticipated and that synergies anticipated to be realized may not be fully realized or may take longer to realize than expected;

•	our dependence on a few key payors;

•	changes in federal and state programs and policies regarding medical reimbursements and capitated payments for health services we provide;

•	the success of our focus on our NGACO, to which we have devoted, and intend to continue to devote, considerable effort and resources, financial and otherwise, including whether we can manage medical costs for patients assigned to us within the capitation received from CMS and whether we can continue to participate in the All-Inclusive Population-Based Payment Mechanism (“AIPBP Mechanism”) of the NGACO Model as payments thereunder represent a significant part of our total revenues;

•	our expenses may exceed capitation payments, whether from CMS under the AIPBP Mechanism or health plans, which could lead to substantial losses, and uncertainty related to the final settlements of such incurred expenses and our actual earnings that are generally determined in subsequent periods;

•	general economic uncertainty;

•	the impact of emerging and existing competitors;

•	any adverse development in general market, business, economic, labor, regulatory and political conditions;

•	any outbreak or escalation of acts of terrorism or natural disasters;

•	changing government programs in which we participate for the provision of health services and on which we are also significantly dependent in generating revenue;

•	changes in laws and regulations and other market-wide developments affecting our industry in general and our operations in particular, including the impact of any change to applicable laws and regulations relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, registration and licensure, healthcare reform and reimbursements for medical services from private insurance, on which we are significantly dependent in generating revenue and the impact, including additional costs, of mandates and other obligations that may be imposed upon us as a result of new or revised federal and state healthcare laws;

•	risks related to our ability to raise capital as equity or debt to finance our growth and strategic transactions;

•	our ability to retain key individuals, including members of senior management;

•	the impact of rigorous competition in the healthcare industry;

•	the impact of any potential future impairment of our assets;

•	the effectiveness of our compliance and control initiatives;

•	risks related to changes in accounting literature or accounting interpretations; and

•	the fluctuations in the market value of our securities.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$119,779,499	$99,749,199
Restricted cash – short-term	4,218,176	18,005,661
Fiduciary cash	3,434,409	2,017,437
Investment in marketable securities	1,141,890	1,143,095
Receivables, net	70,084,171	20,117,304
Prepaid expenses and other current assets	4,175,308	3,126,866

Total current assets	202,833,453	144,159,562

Noncurrent assets
Land, property and equipment, net	12,909,206	13,814,306
Intangible assets, net	90,762,980	103,533,558
Goodwill	189,604,746	189,847,202
Loans receivable – related parties	7,500,000	5,000,000
Loan receivable	5,000,000	10,000,000
Investment in a privately held entity that does not report net asset value per share	405,000	-
Investments in other entities – equity method	24,122,895	21,903,524
Investment in joint venture – equity method	16,673,840	-
Restricted cash – long-term	745,412	745,235
Other assets	1,341,337	1,632,406

Total noncurrent assets	349,065,416	346,476,231

Total assets	$551,898,869	$490,635,793

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	September 30, 2018	December 31, 2017

Liabilities, Mezzanine Equity and Stockholders’ Equity

Current liabilities
Lines of credit, short-term	$-	$5,025,000
Accounts payable and accrued expenses	44,974,805	13,279,620
Incentives payable	5,000,000	21,500,000
Fiduciary accounts payable	3,434,409	2,017,437
Medical liabilities	33,505,423	63,972,318
Income taxes payable	1,285,653	3,198,495
Bank loan	159,906	510,391
Dividends payable	3,784,088	-
Capital lease obligations	100,982	98,738

Total current liabilities	92,245,266	109,601,999

Noncurrent liabilities
Lines of credit, long-term	13,000,000	-
Deferred tax liability	34,651,670	24,916,598
Liability for unissued equity shares	1,185,025	1,185,025
Dividends payable	-	18,000,000
Capital lease obligations, net of current portion	542,982	619,001

Total noncurrent liabilities	49,379,677	44,720,624

Total liabilities	141,624,943	154,322,623

Commitments and Contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA (“APC”)	225,147,257	172,129,744

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	-	-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	-	-
Common stock, par value $0.001; 100,000,000 shares authorized, 33,025,189 and 32,304,876 shares outstanding, excluding 1,682,110 treasury shares held by APC, at September 30, 2018 and December 31, 2017, respectively (see Note 10)	33,025	32,305
Additional paid-in capital	162,810,695	158,181,192
Retained earnings	17,100,065	1,734,531
	179,943,785	159,948,028

Noncontrolling interest	5,182,884	4,235,398

Total stockholders’ equity	185,126,669	164,183,426

Total liabilities, mezzanine equity and stockholders’ equity	$551,898,869	$490,635,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Capitation, net	$90,612,720	$66,130,166	$266,834,186	$193,725,886
Risk pool settlements and incentives	57,788,932	21,498,540	89,641,885	40,994,338
Management fee income	12,851,178	6,449,329	37,297,358	19,274,141
Fee-for-service, net	5,665,053	2,729,295	19,092,631	8,437,756
Other income	362,527	326,951	1,585,623	1,349,922

Total revenue	167,280,410	97,134,281	414,451,683	263,782,043

Expenses
Cost of services	96,828,245	66,736,945	281,721,686	192,951,753
General and administrative expenses	9,032,024	4,380,878	31,481,810	15,434,640
Depreciation and amortization	4,843,037	4,764,783	14,819,627	14,407,113

Total expenses	110,703,306	75,882,606	328,023,123	222,793,506

Income from operations	56,577,104	21,251,675	86,428,560	40,988,537

Other income (expense)
Loss from equity method investments	(4,215,056)	(1,461,096)	(2,573,219)	(28,936)
Interest expense	(178,318)	(14,984)	(374,002)	(16,370)
Interest income	343,369	226,864	953,003	618,641
Change in fair value of derivative instruments	-	(406,665)	-	(278,886)
Other income	684,283	94,471	1,112,935	122,609

Total other income (expense), net	(3,365,722)	(1,561,410)	(881,283)	417,058

Income before provision for income taxes	53,211,382	19,690,265	85,547,277	41,405,595

Provision for income taxes	14,585,942	7,865,902	23,338,589	16,491,982

Net income	38,625,440	11,824,363	62,208,688	24,913,613

Net income attributable to noncontrolling interest	29,519,043	6,203,991	48,277,734	12,948,837

Net income attributable to Apollo Medical Holdings, Inc.	$9,106,397	$5,620,372	$13,930,954	$11,964,776

Earnings per share – basic	$0.28	$0.22	$0.43	$0.48

Earnings per share – diluted	$0.24	$0.20	$0.37	$0.42

Weighted average shares of common stock outstanding-basic	32,917,007	25,067,954	32,672,793	25,067,954

Weighted average shares of common stock outstanding – diluted	38,387,700	28,417,877	38,010,838	28,417,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Net income	$62,208,688	$24,913,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,819,627	14,407,113
Loss on disposal of property and equipment	41,782	-
Share-based compensation	1,238,708	963,699
Unrealized loss (gain) from investment in equity securities	10,218	(79,527)
Change in fair value of derivative instrument	-	278,886
Loss from equity method investments	2,573,219	28,936
Deferred tax	7,135,408	(5,730,758)
Changes in operating assets and liabilities, net of acquisition amounts:
Receivables, net	(38,366,867)	263,132
Prepaid expenses and other current assets	(590,602)	(736,525)
Other assets	(26,931)	(131,983)
Accounts payable and accrued expenses	31,701,367	(1,897,636)
Incentives payable	(16,500,000)	(7,939,317)
Medical liabilities	(30,466,895)	(752,876)
Income taxes payable	(1,912,842)	12,733,179
Net cash provided by operating activities	31,864,880	36,319,936

Cash flows from investing activities
Purchases of marketable securities	(9,013)	(5,283)
Repayments from related parties – loans receivable	-	200,000
Advances to related parties – loans receivable	(2,500,000)	(5,000,000)
Purchase of investments – joint venture	(16,673,840)	(400,000)
Dividends received from equity method investments	207,410	1,000,000
Purchase of investment in a privately held entity	(405,000)	-
Proceeds on sale of investments – cost method	-	25,000
Purchases of property and equipment	(867,732)	(1,627,760)
Net cash used in investing activities	(20,248,175)	(5,808,043)

Cash flows from financing activities
Repayment of bank loan	(375,485)	-
Dividends paid	(16,725,799)	(9,490,632)
Change in noncontrolling interest capital	27,300	-
Borrowings on line of credit	8,000,000	-
Payment of capital lease obligations	(73,775)	(78,343)
Proceeds from sale of common stock of VIE	200,000	-
Proceeds from the exercise of stock options and warrants	3,574,046	425,025
Net cash used in financing activities	(5,373,713)	(9,143,950)

Net increase in cash, cash equivalents and restricted cash	6,242,992	21,367,943

Cash, cash equivalents and restricted cash, beginning of period	118,500,095	54,925,712

Cash, cash equivalents and restricted cash, end of period	$124,743,087	$76,293,655

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$18,032,590	$9,489,563
Cash paid for interest	287,332	1,748

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$47	$-
Deferred tax liability adjustment to goodwill	1,110,456	-
Cumulative effect adjustment for ASC 606 included in accounts receivable	11,600,000	-
Cumulative effect adjustment for ASC 606 included in deferred tax liabilities	3,246,098	-
Purchase price adjustment for acceleration of vested stock options	868,000	-
Conversion of loan receivable to investment in Accountable Health Care, IPA	5,000,000	-
Reclassification of dividends payable to accounts payable and accrued expenses	432,113	-
Reclassification of APS noncontrolling interest to equity	443,184	-
Reclassification of stock options exercised to liability for unissued common shares	-	425,025
Reclassification of fiduciary cash to payable	$1,416,972	$51,525

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$119,779,499	$76,293,655
Restricted cash – long-term - letters of credit	745,412	-
Restricted cash – short-term - distributions to former NMM shareholders	4,218,176	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$124,743,087	$76,293,655

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

The combined company, following the Merger, together with its affiliated physician groups and consolidated entities (collectively, the “Company”), is a physician-centric integrated population health management company providing coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid and health maintenance organizations (“HMOs”). A small portion of the Company’s revenue is generated from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: NMM, Apollo Medical Management, Inc. (“AMM”), APAACO and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.

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

On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity (“VIE”) of the Company as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore APC is consolidated by NMM. As of September 30, 2018 and December 31, 2017, APC had an ownership interest of 4.85% and 4.95% in ApolloMed, respectively.

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

APAACO, jointly owned by NMM and AMM, began participating in the next generation accountable care organization model (“NGACO Model”) of the CMS in January 2017. The NGACO Model is a new CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model. In addition to APAACO, NMM and AMM operated three accountable care organizations (“ACOs”) that participated in the Medicare Shared Savings Program (“MSSP”), with the goal of improving the quality of patient care and outcomes through a more efficient and coordinated approach among providers. MSSP revenues are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate for the relevant period. Such payments are earned and made on an “all or nothing” basis.

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

With the purchase of the remaining membership interests on September 1, 2018, ApolloMed holds 100% interest in Apollo Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care, LLC (“BCHC”) and Holistic Care Home Health Agency, Inc. (“HCHHA”), each of which provides palliative care services.

Pulmonary Critical Care Management, Inc. (“PCCM”) and Verdugo Medical Management, Inc. (“VMM”), were operated by ApolloMed as physician practice management companies. PCCM and VMM are no longer active to any material extent.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. The Company’s quarterly results fluctuate. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, include the accounts of ApolloMed, its consolidated subsidiaries NMM, including NMM’s subsidiaries, APCN-ACO and AP-ACO, AMM, APAACO and Apollo Care Connect, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The condensed consolidated statements of income for the three and nine months ended September 30, 2017, include NMM, its consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. The condensed consolidated statements of income for the three and nine months ended September 30, 2018, include ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO and Apollo Care Connect, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC.

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

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivable (including constraints, completion factors and the modified retrospective adjustments), income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments in accordance with U.S. GAAP when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

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

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of September 30, 2018, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $146.3 million. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

At times, APC is required to maintain a reserve fund by certain health plans, which are held in certificate of deposit accounts with initial maturities of six months from the date of purchase and interest rates ranging from 0.05% to 0.10%. Restricted cash also consists of cash held as collateral to secure standby letters of credits as required by certain contracts. As of September 30, 2018 and December 31, 2017, there was $4,218,176 and $18,005,661, respectively, included in restricted cash short-term in the accompanying condensed consolidated balance sheets. Approximately $18,000,000 of such restricted cash as of December 31, 2017 was related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), will be held in an escrow account for distribution to former NMM shareholders. As of September 30, 2018, $13,783,799 of dividends were paid to former NMM shareholders, with the remaining balance of $4,216,201 to be distributed in the fourth quarter of 2018 (see Note 11).

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under applicable contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. The Company has not incurred credit losses related to receivables. As of September 30, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts of $719,938 and $407,953, respectively.

Concentrations of Risks

The Company had major payors that contributed the following percentage of net revenue:

	For the Three Months Ended September 30,
	2018	2017

Payor A	15.7%	13.5%
Payor B	22.6%	14.9%
Payor C	* %	10.2%
Payor D	14.8%	10.0%

*	Less than 10% of total net revenues

	For the Nine Months Ended September 30,
	2018	2017

Payor A	14.0%	13.3%
Payor B	19.2%	18.6%
Payor C	* %	11.3%
Payor D	14.0%	11.5%

*	Less than 10% of total net revenues

The Company had major payors that contributed to the following percentage of receivables before the allowance for doubtful accounts:

	As of September 30, 2018	As of December 31, 2017

Payor E	19.6%	23.8%
Payor F	48.8%	30.5%

Fair Value Measurements of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, receivables, loans receivable, derivative asset (warrants), accounts payable, certain accrued expenses, capital lease obligations, bank loan and the line of credit. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of the loan receivables – long term, bank loan, capital lease obligations and line of credit approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$87,479,604	$-	$-	$87,479,604
Marketable securities – certificates of deposit	1,811,515	-	-	1,811,515
Marketable securities – equity securities	75,787	-	-	75,787

Total	$89,366,906	$-	$-	$89,366,906

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2017 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$41,231,405	$-	$-	$41,231,405
Marketable securities – certificates of deposit	1,057,090	-	-	1,057,090
Marketable securities – equity securities	86,005	-	-	86,005

Total	$42,374,500	$-	$-	$42,374,500

*	Included in cash and cash equivalents

There were no Level 3 inputs measured on a recurring basis for the nine months ended September 30, 2018. The following summarizes activity of Level 3 inputs measured on a recurring basis for the three and nine months ended September 30, 2017:

Derivative Assets (Warrants)

Balance at July 1, 2017	$5,466,665
Change in fair value of warrants	(406,665)
Balance at September 30, 2017	$5,060,000

Derivative Assets (Warrants)

Balance at January 1, 2017	$5,338,886
Change in fair value of warrants	(278,886)
Balance at September 30, 2017	$5,060,000

The fair value of the warrant derivatives of approximately $5.1 million at September 30, 2017 was estimated using the Black-Scholes valuation model, using the following inputs: term of 3.04 – 3.50 years, risk free rate of 1.62%, no dividends, volatility of 38.72% - 39.87%, share price of $9.75 per share based on the trading price of ApolloMed’s common stock adjusted for a marketability discount, and a 0% probability of redemption of the warrant shares issued along with the shares of ApolloMed’s convertible preferred stock issued in the financing.

There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the nine months ended September 30, 2018 and 2017.

Intangible Assets and Long-Lived Assets

Intangible assets with finite lives include network-payor relationships, management contracts and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.

Intangible assets with finite lives also include a patent management platform, as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses, and are amortized using the straight-line method.

Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the nine months ended September 30, 2018 and 2017.

Goodwill and Indefinite-Lived Intangible Assets

Under the ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

At least annually, at the Company’s fiscal year end of December 31, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting unit. The Company has determined it has four reporting units, which are comprised of (1) provider services, (2) management services, (3) IPA, and (4) ACO. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions that management believes are appropriate in the circumstances.

At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. The Company determined that there was no impairment of its goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2018 and 2017.

Investments in Other Entities - Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income (loss) from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. No impairment loss was recorded on equity method investments for the three and nine months ended September 30, 2018 and 2017.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates of IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. As APAACO’s NGACO program is new and sufficient claims history is not available, the medical liabilities for the NGACO program are estimated and recorded at 100% of the revenue less actual claims processed for or paid to in-network providers (after taking into account the average discount negotiated with the in-network providers). The Company plans to use the traditional lag models as the claims history matures. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation.

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

Share-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants. The value of share-based awards such as options is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. At times, the Company issues shares of its common stock to its employees, directors and consultants, which shares may be subject to the Company’s repurchase right (but not obligation) that lapses based on performance of services in the future.

The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares of stock is periodically re-measured using an appropriate valuation model and income or expense is recognized over the vesting period.

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 10 for a discussion of shares treated as treasury shares for accounting purposes.

The basic EPS for the comparative period (the three and nine months ended September 30, 2017) before the closing of the Merger (see Note 3) presented in the condensed consolidated financial statements was calculated by dividing (a) by (b):

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, lessees will recognize a right to use and lease liability for all leases (with the exception of short-term leases defined as those with an initial term of twelve months or less). At the commencement date, the lessee’s lease liability is measured as the discounted lease payments of the non-cancellable term of the lease. The corresponding right to use asset represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting for operating leases under ASU No. 2016-02, inclusive of that for subleases making the entity what is referred to as an intermediate lessor, is largely unchanged from current guidance requiring the recognition of lease payments as income over the lease-term on a straight-line or other rational and systematic basis in which the benefit is expected to be derived from the use of the underlying asset.

In July 2018, the FASB issued ASU No. 2018-11. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity may recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption resulting in the comparative periods contained in the financial statements being presented in accordance with Topic 840. The Company has not yet determined whether to apply this transition method or apply those previously contained in ASC 842.

During the period ended September 30, 2018, the Company continues to work with the assigned project team to prepare the Company for the implementation of ASC 842 and assess the impact on the Company’s financial statements upon adoption. As of the date of this filing, the Company’s lease project team has completed a preliminary analysis of the Company’s contracts that are believed to contain components of a lease in conjunction with the applicable implementation practical expedients as promulgated by ASU 2016-02. This analysis included, among other supplemental procedures, the following:

a.	The Company performed an assessment of its existing and expired leases and determined the proper classification of its leases as operating or capital leases. In accordance with the applicable practical expedient, the Company did not reassess existing and expired leases that may require reclassification under ASC 842.

b.	The Company has determined to apply the guidance of ASC 842 to each of its individual operating leases and not apply what is known as the portfolio approach.
c.	The Company has determined that the twelve-month hindsight practical expedient allowing for certain leases to be scoped out of ASC 842 does not apply to the Company’s existing and expired leases. As a result, the Company does not expect to apply this practical expedient.
d.	The Company has performed an analysis of the lease terms of each lease at the commencement date for its existing and expired operating leases, considering the likelihood of the exercise of termination and extension options.
e.	The Company has performed an analysis of the discount rate or rates to be applied in the determination of the total lease liability to be recognized, also forming the basis for the recognition of the applicable right to use assets, on the implementation date. The review of the Company’s existing and expired leases did not result in the identification of supportable implicit interest rates within the contracts. As a result, the Company intends to use its incremental borrowing rate for the discount rate used in its lease liability calculations. The Company has not yet completed its discount rate analysis and is still gathering information and determining whether to apply a single discount rate to all of its existing and expired leases or apply various interest rates based on the Company’s incremental borrowing rate near the lease commencement date.

Based on the preliminary analysis performed above, the Company expects a significant portion of the recognition impact of the adoption of ASC 842 to be included in the applicable cumulative retained earnings adjustment on the date of adoption presented in the quarter ended March 31, 2019. The Company expects to complete it implementation and adoption procedures prior to the filing of its annual report on Form 10-K for the year ending December 31, 2018.

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

In December 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the primary impact to the condensed consolidated statements of cash flows relates to including amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Also, prior period amounts in the statement of cash flows for the nine months ended September 30, 2017 have been retrospectively adjusted to reflect the adoption of ASU 2016-18.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part 1 of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s condensed consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2018-17 will have on the Company’s condensed consolidated financial statements.

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

During the nine months ended September 30, 2018, goodwill related to the Merger increased by $671,555 due to the $868,000 increase in the estimated fair value of the outstanding ApolloMed stock options, which was partially offset by the $196,445 increase in the related deferred tax asset with a commensurate adjustment recorded to additional paid in capital. In addition, during the nine months ended September 30, 2018, goodwill and deferred tax assets decreased by $914,011 resulting from an adjustment associated with the allocation of the Merger transaction costs. As a result, in aggregate, during the nine months ended September 30, 2018, goodwill decreased by $242,456.

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

Pro Forma Combined Historical Results

The pro forma combined historical results, as if ApolloMed had been acquired as of January 1, 2017, are estimated as follows (unaudited):

Three Months Ended September 30, 2017
Net revenues	$136,196,291
Net income attributable to Apollo Medical Holdings, Inc.	$1,599,435
Weighted average common shares outstanding:
Basic	33,601,022
Earnings per share:
basic	$0.05
Weighted average common shares outstanding:
diluted	34,158,172
Earnings per share:
diluted	$0.05

Nine Months Ended September 30, 2017
Net revenues	$356,388,609
Net loss attributable to Apollo Medical Holdings, Inc.	$(507,814)
Weighted average common shares outstanding:
Basic	33,601,022
Earnings per share:
basic	$(0.02)
Weighted average common shares outstanding:
diluted	33,601,022
Earnings per share:
diluted	$(0.02)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

4.	Intangible Assets, Net

At September 30, 2018, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	September 30,	Accumulated	September 30,
	(Years)	2018	Amortization	2018
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(45,485,494)	64,397,506
Management contracts	15	22,832,000	(6,863,192)	15,968,808
Member relationships	12	6,696,000	(978,876)	5,717,124
Patient management platform	5	2,060,000	(343,333)	1,716,667
Tradename/trademarks	20	1,011,000	(42,125)	968,875
		$144,476,000	$(53,713,020)	$90,762,980

At December 31, 2017, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	December 31,	Accumulated	December 31,
	(Years)	2017	Amortization	2017
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(35,842,508)	74,040,492
Management contracts	15	22,832,000	(5,014,886)	17,817,114
Member relationships	12	6,696,000	(46,500)	6,649,500
Patient management platform	5	2,060,000	(34,336)	2,025,664
Tradename/trademarks	20	1,011,000	(4,212)	1,006,788
		$144,476,000	$(40,942,442)	$103,533,558

Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $4,164,056 and $4,302,090 (excluding $106,000 amortization expense for exclusivity incentives) for the three months ended September 30, 2018 and 2017, respectively, and $12,770,578 and $12,999,407 (excluding $318,000 amortization expense for exclusivity incentives) for the nine months ended September 30, 2018 and 2017, respectively.

Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2018 (remaining three months)	$3,886,000
2019	14,480,000
2020	12,671,000
2021	10,961,000
2022	9,448,000
Thereafter	37,323,000

$88,769,000

5.	Investments in Other Entities

Equity Method Investments

LaSalle Medical Associates

LaSalle Medical Associates (“LMA”) was founded by Dr. Albert Arteaga in 1996 and currently operates four neighborhood medical centers employing more than 120 dedicated healthcare professionals, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal. LMA accepts Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 435,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5,000,000 for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended September 30, 2018 and 2017, APC recorded income from this investment of $171,136 and $44,906, respectively, in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2018 and 2017, APC recorded (loss) income from this investment of $(785,348) and $558,460, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $8,667,419 and $9,452,767 at September 30, 2018 and December 31, 2017, respectively.

LMA’s summarized balance sheets at September 30, 2018 and December 31, 2017 and summarized statements of operations for the nine months ended September 30, 2018 and 2017 with respect to its IPA line of business are as follows:

Balance Sheets

	September 30, 2018	December 31, 2017

Assets

Cash and cash equivalents	$25,746,368	$21,065,105
Receivables, net	2,802,290	2,433,116
Other current assets	2,101,110	1,565,606
Loan receivable	1,250,000	1,250,000
Restricted cash	667,414	662,109

Total assets	$32,567,182	$26,975,936

Liabilities and Stockholders’ Equity

	September 30, 2018	December 31, 2017

Current liabilities	$29,085,975	$20,353,337
Stockholders’ equity	3,481,207	6,622,599

Total liabilities and stockholders’ equity	$32,567,182	$26,975,936

Statements of Operations

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues	$177,696,760	$147,567,476
Expenses	180,445,655	145,333,637

Net (loss) income	$(2,748,895)	$2,233,839

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

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees for the three and nine months ended September 30, 2018 and 2017 of approximately $0.7 million and $0.6 million, respectively, and of approximately $1.9 million and $1.7 million, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the three months ended September 30, 2018 and 2017, APC recorded income from this investment of $4,990 and $52,157 respectively, in the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2018 and 2017, APC recorded income from this investment of $41,571 and $161,776, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $1,442,264 and $1,400,693 at September 30, 2018 and December 31, 2017, respectively.

Universal Care, Inc.

UCI is a privately held health plan that has been in operation since 1985 in order to help its members through the complexities of the healthcare system. UCI holds a license under the California Knox-Keene Health Care Services Plan Act (“Knox-Keene Act”) to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.

On August 10, 2015, UCAP, an entity solely owned 100% by APC with APC’s executives, Dr. Thomas Lam, Dr. Pen Lee and Dr. Kenneth Sim, as designated managers of UCAP, purchased from UCI 100,000 shares of UCI class A-2 voting common stock (comprising 48.9% of the total outstanding UCI shares, but 50% of UCI’s voting common stock) for $10,000,000. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the three months ended September 30, 2018 and 2017, the Company recorded losses from this investment of $4,646,389 and $1,891,302, respectively, in the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2018 and 2017, the Company recorded losses from this investment of $2,934,664 and $1,648,711, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $5,674,791 and $8,609,455 at September 30, 2018 and December 31, 2017, respectively.

In 2015, APC advanced $5,000,000 on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, APC advanced an additional $2,500,000. These subordinated loans accrue interest at the prime rate plus 1%, or 6.25% and 5.50%, as of September 30, 2018 and December 31, 2017, respectively, with interest to be paid monthly. The repayment schedule of the original principal of $5,000,000 is based on certain contingent criteria, and accordingly, the entire note receivable has been classified under loans receivable - related parties on the condensed consolidated balance sheets in the amount of $7,500,000 and $5,000,000 as of September 30, 2018 and December 31, 2017, respectively.

UCI’s balance sheets at September 30, 2018 and December 31, 2017 and statements of income for the nine months ended September 30, 2018 and 2017 are as follows:

Balance Sheets

	September 30, 2018	December 31, 2017

Assets

Cash	$24,217,764	$21,872,894
Receivables, net	33,462,584	18,618,760
Other current assets	19,086,431	13,021,520
Other assets	3,396,798	3,754,470
Property and equipment, net	2,347,978	1,576,621

Total assets	$82,511,555	$58,844,265

Liabilities and Stockholders’ Deficit

	September 30, 2018	December 31, 2017

Current liabilities	$79,113,015	$54,421,532
Other liabilities	15,029,117	10,051,952
Stockholders’ deficit	(11,630,577)	(5,629,219)

Total liabilities and stockholders’ deficit	$82,511,555	$58,844,265

Statements of Operations

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues	$240,633,955	$138,189,092
Expenses	246,765,335	140,664,653

Loss before (benefit) provision for income taxes	(6,131,380)	(2,475,561)
(Benefit) provision for income taxes	(130,023)	896,038

Net loss	$(6,001,357)	$(3,371,599)

Accountable Health Care, IPA

Accountable Health Care IPA (“Accountable”) is a California professional medical corporation that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable currently has a network of over 450 primary and 1700 specialty care physicians, and eight community and regional hospital medical centers that provide quality health care services to more than 180,000 members of seven federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and Healthy Families.

On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable capital stock (see Note 6). As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s current enterprise value, which has not been completed as of the filing of this Report. APC accounts for its investment in Accountable under the equity method of accounting. During both the three and nine months ended September 30, 2018 the Company recorded losses from this investment of $52,751 in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $4,947,249 at September 30, 2018.

Accountable’s balance sheet at September 30, 2018 and statements of operations for the nine months ended September 30, 2018 are as follows:

Balance Sheets

September 30, 2018

Assets

Cash	$5,420,001
Receivables, net	8,835,000
Other current assets	430,427
Other assets	900,007
Property and equipment, net	156,690

Total assets	$15,742,125

Liabilities and Stockholders’ Deficit

September 30, 2018

Current liabilities	$15,657,807
Other liabilities	18,500,000
Stockholders’ deficit	(18,415,682)

Total liabilities and stockholders’ deficit	$15,742,125

Statements of Operations

Nine Months Ended September 30, 2018

Revenues	$72,866,663
Expenses	76,755,686

Loss before provision for income taxes	(3,889,023)
Provision for income taxes	800

Net loss*	$(3,889,823)

*	APC’s allocation of net loss commenced on September 21, 2018.

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

APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three and nine months ended September 30, 2018 and 2017, APC recorded income from this investment of $177,273 and $317,921 and $897,928 and $878,325, respectively, in the condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $2,537,929 and $1,847,411 as of September 30, 2018 and December 31, 2017, respectively.

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

APC accounts for its investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. For the three and nine months ended September 30, 2018 and 2017, APC recorded income from this investment of $130,685 and $5,389 and $260,045 and $11,381, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $853,243 and $593,198 as of September 30, 2018 and December 31, 2017, respectively.

Equity Method Investment Summary

Investments in other entities – equity method consisted of the following:

	September 30, 2018	December 31, 2017

Universal Care, Inc.	$5,674,791	$8,609,455
LaSalle Medical Associates – IPA Line of Business	8,667,419	9,452,767
Diagnostic Medical Group	2,537,929	1,847,411
Pacific Medical Imaging & Oncology Center, Inc.	1,442,264	1,400,693
Pacific Ambulatory Surgery Center, LLC	853,243	593,198
Accountable Health Care IPA	4,947,249	-

	$24,122,895	$21,903,524

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

An agreement of purchase and sale and joint escrow instructions (“Purchase Agreement”) with an effective date of April 10, 2018 was entered into between 531 W. College, LLC and Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, pursuant to which 531 W. College LLC agreed to purchase a former hospital located in the City of Los Angeles. The total purchase price of such real estate is $33,347,679. In June 2018, APC, NMM and AMHC Healthcare, Inc. on behalf of CSI, wired $8,336,920, $8,336,920 and $16,673,839, respectively into an escrow account for the benefit of 531 W. College, LLC to purchase the hospital pursuant to the Purchase Agreement. The transaction closed on June 29, 2018. APC and NMM accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC and NMM have the ability to exercise significant influence, but not control over the operations of this joint venture. APC and NMM’s investment is presented as an investment in joint venture-equity method in the accompanying condensed consolidated balance sheet as of September 30, 2018.

531 W. College LLC’s balance sheet at September 30, 2018 is as follows:

Balance Sheet

September 30, 2018

Assets

Land and building	$33,347,679

Total assets	$33,347,679

Liabilities and Members’ Equity

Members’ equity	$33,347,679

Total liabilities and members’ equity	$33,347,679

Formation costs and other fees incurred for establishing the organization were not significant during the nine months ended September 30, 2018.

Investment in privately held entity that does not report net asset value per share

In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $405,000 or $1.50 per membership interest, which represented approximately 2.8% ownership. APC also received a 5-year warrant to purchase 270,000 membership interests. A 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests are contingent upon the portal completion date, which has not been completed as of September 30, 2018. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

6.	Loan Receivable

On October 9, 2017, NMM and APC-LSMA entered into an agreement with Accountable, Signal Health Solutions, Inc. (“Signal”), a California corporation and George M. Jayatilaka, M.D. (“Dr. Jay”), individually, whereby concurrent with the execution of the agreement, APC-LSMA extended a line of credit to Dr. Jay in the principal amount of $10.0 million (“Dr. Jay Loan”) to fund the working capital needs of Accountable ($5.0 million of which was funded by APC on behalf of APC-LSMA and the other $5.0 million was funded by NMM to Dr. Jay). Interest on the Dr. Jay Loan accrues at a rate that is equal to the prime rate plus 1% (6.25% and 5.50% as of September 30, 2018 and December 31, 2017, respectively) and payable in monthly installments of interest only on the first day of each month until the date that is three years following the initial date of funding, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The Dr. Jay Loan is not subordinated to any other indebtedness and is secured by a first-lien security interest in certain shares of Accountable owned by Dr. Jay. The outstanding balance as of September 30, 2018 and December 31, 2017 was $5.0 million and $10.0 million, respectively.

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

At any time on or before the date that is one year following the initial funding date of the Dr. Jay Loan, APC-LSMA or its designee have the right, but not the obligation, to convert up to $5.0 million of the outstanding principal amount into shares of Accountable’s capital stock. At any time after the date that is one year following the funding date, the Dr. Jay Loan may be prepaid at any time. Within three years following the initial funding of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert the then outstanding principal amount into Accountable shares based on Accountable’s then-current valuation. On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loan into shares of Accountable capital stock. As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s current enterprise value, which has not been completed as of the filing date of this Report. Accordingly, as of September 30, 2018, NMM’s $5.0 million loan is reflected as Loan receivable in the accompanying condensed consolidated balance sheet (see Note 5).

Subsequent to the funding of the Dr. Jay Loan, to the extent needed by Accountable for working capital needs as determined by APC-LSMA, APC-LSMA will extend an additional line of credit in the principal amount up to $8.0 million. The funding mechanism, interest rate and maturity date of such additional line of credit shall be the same as the Dr. Jay Loan and additional collateral security in Accountable’s issued and outstanding shares will be required.

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

7.	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017

Accounts payable	$4,270,947	$3,786,381
Specialty capitation payable	300,000	547,307
Subcontractor IPA risk pool payable	2,101,597	1,348,376
Professional fees	2,652,095	3,004,215
Accrued compensation	6,832,233	4,343,341
Deferred revenue	250,000	250,000
AIPBP payable to CMS, net (see Note 13)	28,567,933	-

	$44,974,805	$13,279,620

8.	Medical Liabilities

The Company’s medical liabilities consisted of the following:

	September 30, 2018	December 31, 2017

Balance, beginning of period	$63,972,318	$18,957,465
Medical liabilities assumed from Merger	-	39,353,540
Claims paid for previous period	(35,562,290)	(23,075,516)
Incurred health care costs	160,023,910	121,846,375
Claims paid for current period	(120,277,393)	(92,476,160)
AIPBP payable to CMS (reclassed to Accounts Payable and Accrued Expenses)	(34,464,826)	-
Adjustments	(186,296)	(633,386)

Balance, end of period	$33,505,423	$63,972,318

9.	Bank Loan, Lines of Credit and Loan Payable – Related Party

Bank Loans

In December 2010, ICC borrowed a $4,600,000 loan from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate”, or 5.25% and 4.50% per annum, as of September 30, 2018 and December 31, 2017, respectively. The loan is collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matures on December 31, 2018. As of September 30, 2018 and December 31, 2017, the balance outstanding was $159,906 and $510,391, respectively, and is classified as current liabilities. As of September 30, 2018, and December 31, 2017, ICC was in compliance with all affirmative and negative covenants contained in the loan agreement.

Lines of Credit

On June 14, 2018, NMM amended its promissory note agreement with a bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20,000,000 with a maturity date of June 22, 2020. The NMM Business Loan Agreement was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20,000,000 to $27,000,000 for the period from September 1, 2018 through January 31, 2019 and to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.375% and 4.625%, as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, NMM was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which NMM obtained a waiver through June 30, 2018. As of September 30, 2018, NMM was in compliance with such financial debt covenant requirements. Pursuant to the June 2018 amendment, certain covenants were modified or deleted in its entirety; the loan is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. In October 2017, NMM borrowed $5,000,000 on this line of credit to make a $5,000,000 loan advance to Accountable Health Care IPA (see Note 6), and on June 27, 2018, NMM borrowed an additional $8,000,000 under this line of credit to fund its investment in 531 W. College LLC. The amount outstanding as of September 30, 2018 and December 31, 2017 was $13,000,000 and $5,000,000, respectively. As of September 30, 2018 and December 31, 2017, availability under this line of credit was $7,300,671 and $8,300,671, respectively.

On September 5, 2018, NMM entered into a non-revolving line of credit agreement with a bank (“NMM Line of Credit Agreement”), which provides for loan availability of up to $20,000,000 with a maturity date of September 5, 2019. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.375%, as of September 30, 2018. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. The line of credit was obtained to finance potential acquisitions, with each drawdown to be converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule, the availability of the line of credit is reduced accordingly based on the aggregate amount drawn. As of September 30, 2018, availability under this line of credit was $20,000,000.

On June 14, 2018, APC amended its promissory note agreement with a bank (“APC Business Loan Agreement”), which provides for loan availability of up to $10,000,000 with a maturity date of June 22, 2020. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.375% and 4.625%, as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which APC obtained a waiver through June 30, 2018. As of September 30, 2018, APC was in compliance with such financial debt covenant requirements. Pursuant to the June 2018 amendment, certain covenants were modified or deleted in its entirety and the guarantee made by individual shareholders of APC was removed. The loan is also collateralized by substantially all assets of APC. No amounts were drawn on this line during the nine months ended September 30, 2018 and no amounts were outstanding as of September 30, 2018 and December 31, 2017. As of both September 30, 2018 and December 31, 2017, availability under this line of credit was $9,694,984.

Standby Letters of Credit

On March 3, 2017, APAACO established an irrevocable standby letter of credit with a financial institution (through the NMM Business Loan Agreement) for $6,699,329 for the benefit of CMS. The letter of credit expires on December 31, 2018 and is deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.

On October 3, 2018, APAACO established an irrevocable standby letter of credit with a financial institution (through the NMM Business Loan Agreement) for $6,601,613 for the benefit of CMS. The letter of credit expires on December 31, 2019 and is deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.

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

Stockholders’ Equity

As of the date of this Report, 648,705 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of Closing of the Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the Merger Agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The condensed consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.

On March 21, 2018, the Company issued 37,593 shares of the Company’s common stock to the Company’s Chief Operating Officer for prior services rendered. The stock price on the date of issuance was $16.80 per share, which resulted in the Company recording $631,562 of share-based compensation expense.

See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2018	1,141,040	$3.95	5.79	$19.81
Options granted	155,000	9.85	-	-
Options exercised	(426,990)	4.27	-	15.83
Options forfeited	(9,000)	3.41	-	-

Options outstanding at September 30, 2018	860,050	$5.17	4.62	$16.90

Options exercisable at September 30, 2018	860,050	$5.17	4.62	$16.90

During the nine months ended September 30, 2018, stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 60,536 shares of the Company’s common stock, which resulted in the Company issuing 47,576 net shares.

During the nine months September 30, 2018, stock options were exercised for 366,454 shares of the Company’s common stock, which resulted in proceeds of approximately $1.5 million. The exercise price ranged from $0.01 to $10.00 per share.

Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2018	853,800	$0.167	1.75	$508,864
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired/forfeited	-	-	-	-

Options outstanding at September 30, 2018	853,800	$0.167	1.00	$508,864

Options exercisable at September 30, 2018	853,800	$0.167	1.00	$508,864

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of September 30, 2018.

Share-based compensation expense related to option awards granted to primary care physicians to purchase shares of APC’s common stock, are recognized over their respective vesting periods, and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation expense:
Cost of services	$-	$1,227	$-	$3,681
General and administrative	202,382	320,006	607,146	960,018

	$202,382	$321,233	$607,146	$963,699

The remaining unrecognized share-based compensation expense of stock option awards granted to primary care physicians to purchase shares of APC’s common stock as of September 30, 2018 was $809,528 which is expected to be recognized over the remaining term of 1.00 year.

Warrants

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2018	3,648,541	$9.75	3.74	$14.25
Warrants granted	-	-	-	-
Warrants exercised	(268,663)	7.82	-	10.58
Warrants expired/forfeited	(11,250)	-	-	-

Warrants outstanding at September 30, 2018	3,368,628	$9.92	3.21	$12.15

				Weighted
		Weighted		Average
		Average		Exercise Price
Exercise Price Per	Warrants	Remaining	Warrants	Per
Share	Outstanding	Contractual Life	Exercisable	Share

$4.50	5,000	0.10	5,000	$4.50
9.00	1,092,350	2.04	1,092,350	9.00
10.00	1,433,916	3.54	1,433,916	10.00
11.00	837,362	4.19	837,362	11.00

$4.50 –11.00	3,368,628	3.21	3,368,628	$9.92

During the nine months ended September 30, 2018, common stock warrants were exercised for 268,663 shares of the Company’s common stock, which resulted in proceeds of approximately $2.1 million. The exercise price ranged from $4.00 to $11.00 per share.

Treasury Stock

APC owns 1,682,110 shares of ApolloMed’s common stock as of September 30, 2018 and December 31, 2017, which are legally issued and outstanding but excluded from shares of common stock outstanding in the condensed consolidated financial statements, as such shares are treated as treasury shares for accounting purposes.

Dividends

During the first quarter of 2018, APC distributed $2,000,000 of dividends to APC shareholders.

NMM distributed approximately $10,000,000 and $3,783,799, in April 2018 and September 2018, respectively, to former NMM shareholders, from the $18,000,000 that was previously classified as restricted cash and dividends payable. The remaining balance of $4,216,201 will be paid in the fourth quarter of 2018 pending resolution of the legal settlement with certain former NMM shareholders and was classified as restricted cash as of September 30, 2018 (see Note 11).

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

As risk-bearing organizations, APC and MMG are required to follow regulations of the California DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At September 30, 2018 and December 31, 2017, APC was in compliance with these regulations. At December 31, 2017, MMG was not in compliance with these regulations. As a result, the California DMHC required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG received confirmation from substantially all of MMG’s direct-contracted health plans, that they have moved membership out of MMG effective May 1, 2018, and as a result, MMG is no longer required to be in compliance with these regulations.

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

On or about March 23, 2018 and April 3, 2018, a Demand for Arbitration and an Amended Demand for Arbitration were filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG, ApolloMed and AMM with Judicial Arbitration Mediation Services in California, arising out of MMG’s purported business plans, seeking damages in excess of $5.0 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. MMG, ApolloMed and AMM dispute the allegations and intend to vigorously defend against this matter.

On August 15, 2018, ApolloMed, NMM, APC and APCN-ACO entered into a stipulation for settlement and mutual release of claims with certain former shareholders to repurchase all the equity interests in ApolloMed and APC previously held by these shareholders pursuant to the stipulation. ApolloMed and APC will pay approximately $4.2 million and $1.7 million, respectively, to repurchase 168,493 and 1,662,571 shares of common stock of each company, respectively. The repurchase is contingent upon execution of the settlement agreement, which as of the filing date of this Report, has not been completed. The Company recorded approximately $0.4 million of legal settlement liability based on the proposed settlement amount which exceeds the fair value of the repurchased ApolloMed shares of common stock and warrants and accordingly, was reclassified from dividends payable to accounts payable and accrued expenses.

12.	Related Party Transactions

On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (see Note 5), in the amount of $5,000,000. On June 28, 2018, UCAP entered into a new subordinated note receivable agreement with UCI in the amount of $2,500,000.

During the three and nine months ended September 30, 2018 and 2017, APC paid approximately $76,000 and $77,000, respectively, and $244,000 and $174,000, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the three and nine months ended September 30, 2018 and 2017, NMM received approximately $6.1 million and $4.5 million, respectively, and $16.0 million and $13.4 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).

During the three and nine months ended September 30, 2018 and 2017, APC paid approximately $0.7 million and $0.6 million, respectively, and $1.9 million and $1.7 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).

During the three and nine months ended September 30, 2018 and 2017, APC paid approximately $0.8 million and $0.6 million, respectively, and $2.6 million and $1.9 million, respectively, to AMG, Inc. for services as a provider. AMG, Inc. shares common ownership with certain board members of APC.

In September 2015, ApolloMed entered into a note receivable with Rob Mikitarian, a former minority owner in APS, in the amount of approximately $150,000. The note accrued interest at 3% per annum and currently due on demand. As of September 30, 2018, and December 31, 2017, the balance of the note was approximately $150,000 and is included in other receivables in the accompanying consolidated balance sheets. As of September 30, 2018 and December 31, 2017 the Company also has approximately $145,000 in contingent compensation that is payable to Rob Mikitarian.

In addition, affiliates wholly-owned by the Company’s officers, including Dr. Lam and Dr. Hosseinion, are reported in the accompanying consolidated statement of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.

During the three and nine months ended September 30, 2018 and 2017, APC paid approximately $1.7 million and $1.7 million, respectively, and $5.5 million and $4.7 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).

During the three and nine months ended September 30, 2018 and 2017, NMM paid approximately $0.3 million and $0.3 million, respectively, and $0.8 million and $0.8 million, respectively, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.

During the three and nine months ended September 30, 2018 and 2017, APC paid $60,000 and $90,000, respectively, and $240,000 and $270,000, respectively, to Tag-2 Medical Investment Group, LLC (“Tag-2”) for an office lease. Tag-2 shares common ownership with certain board members of APC.

During the three and nine months ended September 30, 2018 and 2017, APC paid an aggregate of approximately $7.3 million and $9.2 million, respectively, and $29.2 million and $32.2 million, respectively, to shareholders of APC for provider services, which include approximately $2.4 million and $2.8 million, respectively, and $9.8 million and $12.2 million, respectively, to shareholders who are also officers of APC.

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

The impact of the adoption of this ASU on the Company’s revenue, when comparing the amount of revenue recognized for the three and nine months ended September 30, 2018 to the revenue that would have been recognized under the prior revenue standard ASC 605, are summarized as follows:

The table below presents the impact of the adoption of ASC 606 on the Company’s condensed consolidated statements of income.

	Three months ended September 30, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Risk pool settlements and incentives	$32,288,932	$25,500,000	$57,788,932
Total revenue	141,780,410	25,500,000	167,280,410
Provision for income taxes	7,450,124	7,135,818	14,585,942
Net income	20,261,258	18,364,182	38,625,440
Net income attributable to noncontrolling interest	13,358,562	16,160,481	29,519,043
Net income attributable to Apollo Medical Holdings, Inc.	$6,902,696	$2,203,701	$9,106,397

Earnings per share - basic	$0.21	$0.07	$0.28
Earnings per share - diluted	$0.18	$0.06	$0.24

	Nine months ended September 30, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Risk pool settlements and incentives	$60,741,885	$28,900,000	$89,641,885
Total revenue	385,551,683	28,900,000	414,451,683
Provision for income taxes	15,251,328	8,087,261	23,338,589
Net income	41,395,949	20,812,739	62,208,688
Net income attributable to noncontrolling interest	29,962,523	18,315,211	48,277,734
Net income attributable to Apollo Medical Holdings, Inc.	$11,433,426	$2,497,528	$13,930,954

Earnings per share - basic	$0.35	$0.08	$0.43
Earnings per share - diluted	$0.30	$0.07	$0.37

The table below presents the impact of the adoption of ASC 606 on the Company’s consolidated balance sheet.

	September 30, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Assets
Trade accounts receivable, net	$41,184,171	$28,900,000	$70,084,171
Total assets	522,998,869	28,900,000	551,898,869
Noncurrent liabilities
Deferred tax liability	26,564,409	8,087,261	34,651,670
Mezzanine equity
Noncontrolling interest in Alliled Pacific of California IPA	206,832,046	18,315,211	225,147,257
Shareholders’ equity
Retained earnings	14,602,537	2,497,528.00	17,100,065
Total liabilities, mezzanine equity and stockholders' equity	$522,998,869	$28,900,000	$551,898,869

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

The Company operates as one reportable segment, the healthcare delivery segment. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The condensed consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended	September 30, 2018	September 30, 2017

Commercial	$136,477,858	$95,225,914
Medicare	30,534,724	1,840,804
Medicaid	183,618	-
Other third parties	84,210	67,563
Revenue	$167,280,410	$97,134,281

Nine Months Ended	September 30, 2018	September 30, 2017

Commercial	$339,721,075	$258,462,109
Medicare	73,995,902	5,163,909
Medicaid	543,762	-
Other third parties	190,944	156,025
Revenue	$414,451,683	$263,782,043

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

Per member per month (“PMPM”) managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes per member per month fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using the most likely methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to its efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service.

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

In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request. In December 2017, the Company received the official decision on its reconsideration request that CMS reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company was eligible for receiving monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS that started in February 2018. The Company, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. As of the filing date of this Report, we continue to be eligible for receiving AIPBP payments at the current rate of approximately $5.5 million per month effective October 1, 2018. On November 6, 2018, the Company was notified by CMS that under the NGACO alternative payment arrangement the Company was paid an excess amount of approximately $34.5 million related to the first performance year (January 1, 2017 through December 31, 2017) with a six month run out through June 30, 2018. This excess amount has been accrued (reclassified from medical liabilities) by the Company and is included in accounts payable and accrued expenses as of September 30, 2018 and will be refunded to CMS in the fourth quarter.

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

Contract Liabilities (Deferred Revenue )

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, which is generally uncommon. The Company’s contract liability balance was $250,000 as of September 30, 2018 and December 31, 2017 and is presented within the “Accounts Payable and Accrued Expenses” line item of the condensed consolidated balance sheets. None of the amounts accrued as of December 31, 2017 was recognized as revenue for the three and nine months ended September 30, 2018.

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

At September 30, 2018 and December 31, 2017, the Company did not complete its accounting for the tax effects of enactment of the TCJA because the Internal Revenue Service has not issued all guidance for the TCJA; however, the Company has made a reasonable estimate of the effects of the TCJA’s change in the federal rate and revalued its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally the new 21% federal corporate tax rate plus applicable state tax rate. The Company recorded a decrease in its deferred tax assets and deferred tax liabilities of $6.6 million and $16.3 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $9.7 million, for the year ended December 31, 2017. The Company’s provisional estimates are expected to be adjusted during the measurement period defined under SAB 118, based upon ongoing analysis of data and tax positions along with the new guidance from regulators and interpretations of the TCJA. The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the differences between the Company’s financial statements and tax bases of assets and liabilities using enacted tax rates.

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

As of September 30, 2018, due to overall cumulative losses incurred, prior to the merger with NMM, in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain. The Company’s effective tax rate for the three and nine months ended September 30, 2018 differed from the U.S. federal statutory rate primarily due to state income taxes, prior period true up adjustments and the excess tax benefits of stock-based compensation. As of September 30, 2018, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and Federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2014 through December 31, 2017 and for the years ended December 31, 2015 through December 31, 2017, respectively. The Company currently does not anticipate material unrecognized tax benefits within the next 12 months.

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

Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. The Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of September 30, 2018 and 2017, APC held 1,682,110 shares of ApolloMed’s and NMM’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share (see Note 10).

Below is a summary of the earnings per share computations:

Three Months Ended September 30,	2018	2017

Earnings per share – basic	$0.28	$0.22
Earnings per share – diluted	$0.24	$0.20
Weighted average shares of common stock outstanding – basic	32,917,007	25,067,954
Weighted average shares of common stock outstanding – diluted	38,387,700	28,417,877

Nine Months Ended September 30,	2018	2017

Earnings per share – basic	$0.43	$0.48
Earnings per share – diluted	$0.37	$0.42
Weighted average shares of common stock outstanding – basic	32,672,793	25,067,954
Weighted average shares of common stock outstanding – diluted	38,010,838	28,417,877

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended September 30,	2018	2017

Weighted average shares of common stock outstanding – basic	32,917,007	25,067,954
10% shares held back pursuant to indemnification clause	3,039,609	2,785,328
Stock options	648,724	564,595
Warrants	1,782,360	-
Weighted average shares of common stock outstanding – diluted	38,387,700	28,417,877

Nine Months Ended September 30,	2018	2017

Weighted average shares of common stock outstanding – basic	32,672,793	25,067,954
10% shares held back pursuant to indemnification clause	3,039,609	2,785,328
Stock options	633,131	564,595
Warrants	1,665,305	-
Weighted average shares of common stock outstanding – diluted	38,010,838	28,417,877

16.	Variable Interest Entities (VIEs)

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

The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the entity’s economic performance, including powers granted to the equity holders, membership in the entity’s governing board and a company’s economic interest in the entity. The Company analyzes its investments and classifies them as either:

•	a VIE that must be consolidated because the Company is the primary beneficiary or the legal entity is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or

•	a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the legal entity is not a VIE and the Company does not hold the majority voting interest.

As part of the above analysis, if it is determined that the Company has the power to direct the activities that most significantly impact the entity’s economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

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

	September 30, 2018	December 31, 2017

Assets

Current assets
Cash and cash equivalents	$55,971,643	$54,686,370
Restricted cash – short-term	4,218,176	18,005,661
Fiduciary cash	3,434,409	2,017,437
Investment in marketable securities	1,066,103	1,057,090
Receivables, net	59,994,370	15,183,483
Prepaid expenses and other current assets	1,796,643	1,821,328

Total current assets	126,481,344	92,771,369

Noncurrent assets
Land, property and equipment, net	9,761,142	10,167,689
Intangible assets, net	61,695,254	70,841,907
Goodwill	60,012,316	60,012,316
Loans receivable – related parties	7,500,000	5,000,000
Loan receivable	-	5,000,000
Investment in a privately held entity that does not report net asset value per share	4,725,000	4,320,000
Investments in other entities – equity method	24,122,895	21,903,524
Investment in joint venture – equity method	8,336,920	-
Restricted cash – long-term	745,412	745,235
Other assets	969,487	1,371,664

Total noncurrent assets	177,868,426	179,362,335

Total assets	$304,349,770	$272,133,704

Current liabilities
Accounts payable and accrued expenses	$4,315,861	$3,625,610
Incentives payable	5,000,000	21,500,000
Fiduciary accounts payable	3,434,409	2,017,437
Medical liabilities	20,711,286	25,186,240
Income taxes payable	1,277,817	1,463,540
Amount due to affiliate	14,650,703	24,889,717
Bank loan	159,906	510,391
Capital lease obligations	100,982	98,738

Total current liabilities	49,650,964	79,291,673

Noncurrent liabilities
Deferred tax liability	29,833,368	20,970,766
Liability for unissued equity shares	1,185,025	1,185,025
Capital lease obligations, net of current portion	542,982	619,001

Total noncurrent liabilities	31,561,375	22,774,792

Total liabilities	$81,212,339	$102,066,465

The assets of the Company’s other consolidated VIEs were not considered significant.

As of September 30, 2018 and December 31, 2017, approximately $4,200,000 and $18,000,000, respectively, of restricted cash is related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), was held for distribution to former NMM shareholders.

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

Through our next generation accountable care organization (“NGACO”) model and a network of independent practice associations (“IPAs”) with more than 4,000 contracted physicians, which physician groups have agreements with various health plans, hospitals and other HMOs, we are currently responsible for coordinating the care for over one million patients in California. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.

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

Conversion to NGACO

We operated three MSSP ACOs, AP-ACO, APCN-ACO and Apollo-ACO. Following the establishment of APAACO, our NGACO, and the selection of APAACO by CMS to participate in the NGACO Model, we have converted physicians and patients from our MSSP ACOs to our NGACO. As providers continue to enroll in our NGACO and their patients become beneficiaries under our NGACO, we have transitioned the three MSSP ACOs’ operations. To position ourselves to participate in the NGACO Model, we have devoted, and intend to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model, and refocused away from certain other parts of our historic business and revenue streams, which will receive less emphasis in the future and could result in reduced revenue from these activities. As of the filing date of this Report, our NGACO continue to be eligible for receiving AIPBP payments at the current rate of approximately $5.5 million per month effective October 1, 2018. We currently anticipate that revenue from the NGACO Model will be a significant source of revenue for us in fiscal 2018 and future periods, although no assurance of that can be given at this time. AP-ACO terminated its participation in the MSSP effective as of December 31, 2016, and APCN-ACO and Apollo-ACO terminated their participation in the MSSP effective as of December 31, 2017.

Strategic Transactions

Effective December 1, 2017, NMM entered into a ten-year Management Services Agreement (“MSA”) with Accountable Health Care IPA (“Accountable IPA”). Accountable IPA is one of the largest IPAs in California and currently provides quality healthcare services to more than 160,000 patients through a network of over 450 primary care physicians and 1,700 specialty care physicians and has multiple product lines, including Medicare Advantage, Commercial and Medi-Cal managed care. Pursuant to the terms of the ten-year MSA, NMM is responsible for managing all health plan members assigned or delegated to Accountable IPA, as well as all hospital risk pools. This effort is expected to be supported by our population health management platform, which includes administrative, clinical and technology capabilities. One of our VIEs has extended a line of credit of up to $18 million to George M. Jayatilaka, M.D. a shareholder of Accountable IPA, to fund the working capital needs of Accountable IPA. On September 21, 2018, APC and NMM each exercised their option to convert their respective $5 million loan into shares of Accountable capital stock. As a result, APC’s $5 million loan was converted into a 25% equity interest with the remaining $5 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s current enterprise value, which has not been completed as of the filing date of this Report. Concurrent with the funding, the board of directors of Accountable IPA was reconstituted to be comprised of two directors, including one director appointed by one of our VIEs APC-LSMA.

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

Sixth Amendment to the NNA Registration Rights Agreement

In March 2018, ApolloMed entered into a Sixth Amendment (the “Sixth Amendment”) of the Registration Rights Agreement, dated as of March 28, 2014, with NNA of Nevada, Inc. (“NNA”), an affiliate of Fresenius Medical Care North America. The Sixth Amendment extended (i) the deadline by which ApolloMed must file a resale registration statement covering NNA’s registrable ApolloMed securities, and (ii) the date by which the registration statement is required to be declared effective by the SEC. Under the Sixth Amendment, ApolloMed is now required to file the registration statement by November 30, 2018 and, using its commercially reasonable best efforts, to cause that registration statement to be declared effective by May 31, 2019.

Compliance with the California Department of Managed Health Care (“DMHC”)

As risk-bearing organizations, APC and MMG are required to follow the regulations of the California DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements. As of September 30, 2018 and December 31, 2017, APC was in compliance with these regulations, but MMG was not in compliance with these regulations. As a result, the California DMHC has required MMG to develop and implement a corrective action plan (“CAP”) for such deficiency. MMG received confirmation from substantially all of MMG’s direct contracted health plans, that they have moved membership out of MMG effective May 1, 2018, and as a result, as of September 30, 2018, MMG was no longer required to be in compliance with these regulations.

Purchase of Interest in New Integrated Care Center

APC, NMM and College Street Investment LP, a California limited partnership (“CSI”) are members of 531 W. College LLC (APC and NMM each own a 25% interest in 531 W. College, LLC). In June 2018, 531 W. College, LLC purchased a recently closed hospital in the City of Los Angeles for $33,347,679. APC and NMM each contributed their pro rata share of the purchase price (i.e. $8,336,920, each). The plan is to convert the facility into an integrated care center, complete with a 24-hour urgent care center, multispecialty clinics, imaging center, diagnostic lab, pharmacy, behavioral care center, infusion center and also provide telemedicine services. When fully operational, the center will be a one-stop healthcare destination that can provide coordinated, patient-centered care, and maintain the necessary health care services for the community. Contingent upon obtaining the requisite licenses, certain portions of the repurposed facility could be operational during the fourth quarter of 2018. CSI is an unaffiliated entity.

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

Results of Operations

As noted above, although ApolloMed was the legal acquirer in the Merger, for accounting purposes, the Merger is treated as a “reverse acquisition,” and NMM is considered the accounting acquirer and ApolloMed is the accounting acquiree. Accordingly, (i) the financial statements included in Item 1 above, and the description of our results of operations set forth below for the three and nine month periods in 2017 reflect the operations of NMM alone during those periods, and (ii) the financial statements and the description of our results of operations for the three and nine month periods in 2018 reflect the combined operations of ApolloMed and NMM. Because the financial results for the reported periods in 2017 exclude the results of ApolloMed, the following results of operations in 2018 are not directly comparable to our results of operations in the 2017 periods.

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
REVENUE
Capitation, net	$90,612,720	$66,130,166	$24,482,554	37%
Risk pool settlements and incentives	57,788,932	21,498,540	36,290,392	169%
Management fee income	12,851,178	6,449,329	6,401,849	99%
Fee-for-services, net	5,665,053	2,729,295	2,935,758	108%
Other income	362,527	326,951	35,576	11%
Total revenue	167,280,410	97,134,281	70,146,129	72%
EXPENSES:
Cost of services	96,828,245	66,736,945	30,091,300	45%
General and administrative expenses	9,032,024	4,380,878	4,651,146	106%
Depreciation and amortization	4,843,037	4,764,783	78,254	2%
Total expenses	110,703,306	75,882,606	34,820,700	46%
INCOME FROM OPERATIONS	56,577,104	21,251,675	35,325,429	166%
OTHER INCOME (EXPENSES):
Loss from equity method investments	(4,215,056)	(1,461,096)	(2,753,960)	188%
Interest expense	(178,318)	(14,984)	(163,334)	1090%
Interest income	343,369	226,864	116,505	51%
Change in fair value of derivative instrument	-	(406,665)	406,665	-100%
Other income	684,283	94,471	589,812	624%
Total other expense, net	(3,365,722)	(1,561,410)	(1,804,312)	116%
INCOME BEFORE PROVISION FOR INCOME TAXES	53,211,382	19,690,265	33,521,117	170%
Provision for income taxes	14,585,942	7,865,902	6,720,040	85%
NET INCOME	$38,625,440	$11,824,363	26,801,077	227%

Net income attributable to noncontrolling interests	29,519,043	6,203,991	23,315,052	376%
NET INCOME ATTRIBUTABLE TO APOLLO MEDICAL HOLDINGS, INC.	$9,106,397	$5,620,372	$3,486,025	62%

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2018	2017	$ Change	% Change
REVENUE
Capitation, net	$266,834,186	$193,725,886	$73,108,300	38%
Risk pool settlements and incentives	89,641,885	40,994,338	48,647,547	119%
Management fee income	37,297,358	19,274,141	18,023,217	94%
Fee-for-services, net	19,092,631	8,437,756	10,654,875	126%
Other income	1,585,623	1,349,922	235,701	17%
Total revenue	414,451,683	263,782,043	150,669,640	57%
EXPENSES:
Cost of services	281,721,686	192,951,753	88,769,933	46%
General and administrative expenses	31,481,810	15,434,640	16,047,170	104%
Depreciation and amortization	14,819,627	14,407,113	412,514	3%
Total expenses	328,023,123	222,793,506	105,229,617	47%
INCOME FROM OPERATIONS	86,428,560	40,988,537	45,440,023	111%
OTHER INCOME (EXPENSES):
Loss from equity method investments	(2,573,219)	(28,936)	(2,544,283)	8793%
Interest expense	(374,002)	(16,370)	(357,632)	2185%
Interest income	953,003	618,641	334,362	54%
Change in fair value of derivative instrument	-	(278,886)	278,886	-100%
Other income	1,112,935	122,609	990,326	808%
Total other (expense) income, net	(881,283)	417,058	(1,298,341)	-311%
INCOME BEFORE PROVISION FOR INCOME TAXES	85,547,277	41,405,595	44,141,682	107%
Provision for income taxes	23,338,589	16,491,982	6,846,607	42%
NET INCOME	$62,208,688	$24,913,613	37,295,075	150%

Net income attributable to noncontrolling interests	48,277,734	12,948,837	35,328,897	273%
NET INCOME ATTRIBUTABLE TO APOLLO MEDICAL HOLDINGS, INC.	$13,930,954	$11,964,776	1,966,178	16%

Net Income Attributable to Apollo Medical Holdings, Inc.

Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended September 30, 2018 was $9.1 million, as compared to $5.6 million for the same period in 2017, an increase of $3.5 million, or 62%. Our net income attributable to Apollo Medical Holdings, Inc. for the nine months ended September 30, 2018 was $13.9 million, as compared to $12.0 million for the same period in 2017, an increase of $1.9 million, or 16%.

Physician Groups and Patients

As of September 30, 2018 and 2017, the total number of affiliated physician groups managed by us was 12 and 9 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was 1,039,859 and 627,335, respectively.

Revenue

Our revenue for the three months ended September 30, 2018 was $167.3 million, as compared to $97.1 million for the same period in 2017, an increase of $70.2 million, or 72%. The increase in revenue was attributable to (i) an increase of $2.4 million in capitation revenue due to increases in membership and capitation rates, (ii) an increase of $30.4 million in risk pool revenue due to favorable healthcare utilization trends and the adoption of ASC 606 (see Note 13), (iii) an increase in management fee income of $5.3 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups, (iv) an increase in fees-for-service revenue of $0.8 million, which was mainly due to increased surgery center income from the increase in patients and fees received. The remaining increase is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the three months ended September 30, 2017.

Our revenue for the nine months ended September 30, 2018 was $414.5 million, as compared to $263.8 million for the same period in 2017, an increase of $150.7 million, or 57%. The increase in revenue was attributable to (i) an increase of $8.3 million in capitation revenue due to increases in membership and capitation rates, (ii) an increase of $43.1 million in risk pool revenue due to favorable healthcare utilization trends and the adoption of ASC 606 (see Note 13), (iii) an increase in management fee income of $13.4 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups, (iv) an increase in fees-for-service revenue of $3.3 million, which was mainly due to increased surgery center income from the increase in patients and fees received. The remaining increase is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the nine months ended September 30, 2017.

Cost of Services

Expenses related to cost of services for the three months ended September 30, 2018 were $96.8 million, as compared to $66.7 million for the same period in 2017, an increase of $30.1 million, or 45%. Cost of services for the 2018 period consist of expenses incurred by NMM, ApolloMed and MMG collectively, whereas, cost of services for 2017 period consist solely of expenses incurred by NMM. ApolloMed and MMG’s operations incurred costs of $24.2 million for the three months ended September 30, 2018, which are included in the foregoing $96.8 million of costs. In addition to the increase in cost of services due to the operations of ApolloMed and MMG, we also had an increase of $1.3 million in hospitalist expense, an increase of $6.5 million in personnel, and an increase of $5.3 million in medical claims, capitation and other health services expense. This overall increase was offset by the decrease of $7.2 million for provider bonus and incentive for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Expenses related to cost of services for the nine months ended September 30, 2018 were $281.7 million, as compared to $193.0 million for the same period in 2017, an increase of $88.7 million, or 46%. Cost of services for the 2018 period consist of expenses incurred by NMM, ApolloMed and MMG collectively, whereas, cost of services for 2017 period consist solely of expenses incurred by NMM. ApolloMed and MMG’s operations incurred costs of $75.8 million for the nine months ended September 30, 2018, which are included in the foregoing $281.7 million of costs and are primarily related to APAACO. In addition to the increase in cost of services due to the operations of ApolloMed and MMG, we also had an increase of $12.1 million in personnel costs, an increase of $3.7 million in hospitalist expense, and an increase of $17.9 million in medical claims, capitation and other health services expense. This overall increase was offset by the decrease of $20.8 million for provider bonus and incentive for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 were $9.0 million, as compared to $4.4 million for the same period in 2017, an increase of $4.6 million, or 106%. The overall increase is mainly due to ApolloMed and MMG’s general and administrative expenses of $1.9 million for the three months ended September 30, 2018, none of which are included for the same period of the prior year because only NMM’s operations are included in the 2017 periods. In addition to the increase in general and administrative expenses due to the operations of ApolloMed and MMG, we also had an increase of $2.7 million in general and administrative expenses due to the growth of the business for the three months ended September 30, 2018.

General and administrative expenses for the nine months ended September 30, 2018 were $31.5 million, as compared to $15.4 million for the same period in 2017, an increase of $16.1 million, or 104%. The overall increase is mainly due to ApolloMed and MMG’s administrative expenses of $9.5 million for the nine months ended September 30, 2018, none of which are included for the same period of the prior year because only NMM’s operations are included in the 2017 periods. In addition to the increase in general and administrative expenses due to the operations of ApolloMed and MMG, we also had an increase of $6.6 million in general and administrative expenses due to the growth of the business for the nine months ended September 30, 2018.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $4.8 million. This amount includes depreciation of property and equipment and the amortization of intangible assets from the Merger.

Depreciation and amortization expense for the nine months ended September 30, 2018 was $14.8 million, as compared to $14.4 million for the same period in 2017, an increase of $0.4 million, or 3%. The increase was attributable to additional property and equipment purchased during 2017 and the amortization of intangible assets from the Merger, offset by a reduction of intangible assets from impairment recorded in the fourth quarter of 2017. The remaining difference is primarily due to ApolloMed’s pre-Merger operations, which did not have any comparable results from the accounting acquirer (NMM) for the nine months ended September 30, 2017.

Loss from Equity Method Investments

Loss from equity method investments for the three months ended September 30, 2018 was $4.2 million, as compared to $1.5 million for the same period in 2017. This increase was primarily due to losses from our investments in UCI of $4.6 million offset by income from our investments in LMA’s IPA line of business, DMG, and PASC of $0.4 million, for the three months ended September 30, 2018 as compared to losses from our investments in UCI of $1.9 million offset by income from our investments in LMA’s IPA line of business, DMG, and PASC of $0.3 million in the similar period of 2017.

Loss from equity method investments for the nine months ended September 30, 2018 was $2.6 million, as compared to $29,000 for the same period in 2017. This increase is mainly due to the losses of $0.8 million and $2.9 million from our investments in LMA’s IPA line of business and UCI, respectively. These losses were offset by income of $0.8 million and $0.3 million from our investments in DMG and PASC, respectively, for the nine months ended September 30, 2018.

Interest Expense

Interest expense for the three and nine months ended September 30, 2018 of $0.2 million and $0.4 million, respectively, and reflects interest on debt obligations associated with bank loans. NMM had de minimus interest expense in the same periods of 2017.

Interest Income

Interest income for the three and nine months ended September 30, 2018 increased by approximately $0.1 million and $0.3 million, respectively, as compared to the same period in 2017 mainly due to an increase in cash held in money market accounts which resulted in an increase in interest earned and the interest from notes receivable.

Change in Fair Value of Derivative Instruments

Loss from change in fair value of derivative instruments for the three and nine months ended September 30, 2017 was approximately $0.4 million and $0.3 million, respectively, mainly due to changes in stock price of ApolloMed’s common stock during the nine months ended September 30, 2017 with no recurring amounts for the same periods in 2018.

Other Income

Other income for the three and nine months ended September 30, 2018 was approximately $0.7 million and $1.1 million, respectively, as compared to approximately $0.1 million and $0.1 million, respectively, for the same periods in 2017 mainly due to dividend income and increased rental income received.

Provision for Income Taxes

Provision for income taxes was $14.6 million for the three months ended September 30, 2018, as compared to $7.9 million for the same period in 2017, an increase of $6.7 million or 85%. The increase is due to the increase in taxable income, as described above, and was partially offset by the decrease in the federal statutory tax rate of 35% to 21% enacted on December 22, 2017.

Provision for income taxes was $23.3 million for the nine months ended September 30, 2018, as compared to $16.5 million for the same period in 2017, an increase of $6.8 million, or 42%. The increase is due to the increase in taxable income, as described above, and was partially offset by the decrease in the federal statutory tax rate of 35% to 21% enacted on December 22, 2017.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $29.5 million for the three months ended September 30, 2018, compared to $6.2 million for the three months ended September 30, 2017, an increase of $23.3 million, or 376%. This increase was primarily due to net income generated from APC mainly attributable to its increased revenue and certain tax benefits.

Net income attributable to noncontrolling interests was $48.3 million for the nine months ended September 30, 2018, compared to $12.9 million for the nine months ended September 30, 2017, an increase of $35.4 million, or 273%. This increase was primarily due to net income generated from APC mainly attributable to its increased revenue and certain tax benefits.

Liquidity and Capital Resources

Cash, cash equivalents and investment in marketable securities at September 30, 2018 totaled $120.9 million. Working capital totaled $110.6 million at September 30, 2018, compared to $34.6 million at December 31, 2017, an increase of $76.0 million, or 220%.

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

Our cash, cash equivalents and restricted cash increased by $6.2 million from $118.5 million at December 31, 2017 to $124.7 million at September 30, 2018. Cash provided by operating activities during the nine months ended September 30, 2018 was $31.9 million. The cash generated from operations during the nine months ended September 30, 2018 is a function of net income of $62.2 million, adjusted for the following non-cash operating items: depreciation and amortization of $14.8 million, share-based compensation of $1.2 million, loss from disposal of property and equipment of approximately $42,000, loss from equity method investments of approximately $2.6 million and change in deferred tax liability of $7.1 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $56.2 million.

Cash used in investing activities during the nine months ended September 30, 2018 was $20.2 million, due to cash outflow from advances to related parties of $2.5 million, purchase of investments of $17.0 million and purchases of property and equipment of $0.9 million, offset with dividends received of $0.2 million during the nine months ended September 30, 2018.

Cash used in financing activities during the nine months ended September 30, 2018 was $5.4 million reflecting dividend payments of $16.7 million and repayment of bank loans and capital lease payments of $0.5 million, offset by proceeds from exercise of stock options and warrants of $3.6 million, borrowings on our line of credit of $8.0 million and proceeds from the sale of VIE stock of $0.2 million during the nine months ended September 30, 2018.

Credit Facilities

Lines of Credit

NMM has a credit facility with Preferred Bank to borrow up to $20,000,000 that matures on June 22, 2020. The credit facility was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20,000,000 to $27,000,000 for the period from September 1, 2018 through January 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The amount outstanding as of September 30, 2018 and December 31, 2017 was $13,000,000 and $5,000,000, respectively and is classified as long-term and current liabilities, respectively. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.375% and 4.625%, as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, NMM was not in compliance with certain financial debt covenant requirements contained in the loan agreement. However, as of September 30, 2018, NMM was in compliance with such financial debt covenant requirements. As of September 30, 2018 and December 31, 2017, availability under this line of credit was $7,300,671 and $8,300,671, respectively.

NMM has a non-revolving line of credit facility with Preferred Bank, which provides for loan availability of up to $20,000,000 with a maturity date of September 5, 2019. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.375% as of September 30, 2018. The line of credit was obtained to finance potential acquisitions, with each drawdown to be converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule, the availability of the line of credit is reduced accordingly based on the aggregate amount drawn. As of September 30, 2018, availability under this line of credit was $20,000,000.

APC has a credit facility with Preferred Bank to borrow up to $10,000,000 that matures on June 22, 2020. No amounts have been drawn on this facility. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.375% and 4.625%, as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement. However, as of September 30, 2018, APC was in compliance with such financial debt covenant requirements. As of both September 30, 2018 and December 31, 2017, availability under this line of credit was $9,694,984. Because APC is a VIE of NMM, loans obtained by APC can only be used to fund the operations of that company, and, accordingly, we are not liable for the repayment of any of APC’s borrowings under the Preferred Bank credit facility. In addition, this credit facility is not available to support NMM’s liquidity needs, and can only be used for APC.

In December 2010, ICC borrowed $4,600,000 from a financial institution. The interest rate is based on the Wall Street Journal “prime rate,” but cannot be less than 4.5% per annum. The loan matures on December 31, 2018. As of September 30, 2018 and December 31, 2017, the balance outstanding was $159,906 and $510,391, respectively.

Intercompany Loans

Each of AMH, MMG, BAHA, ACC, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation. The following is a summary of the intercompany loans during the nine-month period ended September 30, 2018:

				Nine Months Ended September 30, 2018
				Maximum
			Interest rate	Balance During		Principal Paid	Interest Paid
Entity	Facility	Expiration	per Annum	Period	Ending Balance	During Period	During Period
AMH	$10,000,000	09/30/2018	10%	$5,150,678	$4,754,805	$(1,248,083)	$-
ACC	1,000,000	07/31/2018	10%	1,287,843	1,287,843	-	-
MMG	3,000,000	11/22/2021	10%	2,992,305	2,992,305	(1,188)	-
AKM	5,000,000	05/30/2019	10%	-	-	-	-
SCHC	5,000,000	07/21/2019	10%	3,804,599	3,804,599	(462,656)	-
BAHA	250,000	07/22/2021	10%	4,807,584	4,181,656	(630,000)	-
	$24,250,000			$18,043,009	$17,021,208	$(2,341,927)	$-

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

The Company recorded a net increase to beginning retained earnings and noncontrolling interest in APC of $1.0 million and $7.4 million, respectively, as of January 1, 2018 due to the cumulative impact of adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to beginning retained earnings and noncontrolling interest was primarily driven by the determination of risk pool settlement revenue (including the estimation of constraints and incurred but not reported completion factor). The adoption of this ASU did not have a significant impact on revenue when comparing the amount of revenue recognized for the nine months ended September 30, 2018 to the revenue that would have been recognized under the prior revenue standard ASC 605, such that comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Notes 2 and 13 to the accompanying condensed consolidated financial statements.

New Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, the Company issued an aggregate of 242,644 shares of common stock and received approximately $1,828,000 from the exercise of certain warrants at an exercise price ranging from $4.00 - $10.00 per share.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 14, 2018	By:	/s/ Thomas Lam
Thomas Lam
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Warren Hosseinion
Warren Hosseinion
Co-Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Eric Chin
Eric Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)

