Form 10-K
period 2018-12-31
Apollo Medical Holdings, Inc.
filed 2019-03-18
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of common stock of the registrant held by non-affiliates, based upon the closing sales price for the common stock, as reported on the Nasdaq Capital Market as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $670,207,983. Solely for purposes of the foregoing calculation, shares of common stock held by each officer and director and by each person who owned 10% or more of the outstanding common stock as of June 30, 2018 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 6, 2019, there were 35,799,053 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 annual meeting of the stockholders of the registrant (the “2019 Annual Meeting”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2018.

Table of Contents

Apollo Medical Holdings, Inc.

Form 10-K

Fiscal Year Ended December 31, 2018

INTRODUCTORY  NOTE

Unless the context dictates otherwise, references in this Annual Report on Form 10-K (the “Report”) to the “Company,” “we,” “us,” “our,” “Apollo,” “ApolloMed” and similar words are to Apollo Medical Holdings, Inc., its wholly owned subsidiaries and affiliated entities, including consolidated variable interest entities (“VIEs”).

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

The Centers for Medicare & Medicaid Services (“CMS”) has not reviewed any statements contained in this Report, including statements describing the participation of APA ACO, Inc. (“APAACO”) in the next generation accountable care organization (“NGACO”) model.

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

Led by a management team with several decades of experience, we built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients. We are well-positioned to take advantage of the growing trends in the U.S. healthcare industry towards value-based and results-oriented healthcare focusing on the triple aim of patient satisfaction, high-quality care and cost efficiency.

Through our NGACO model and a network of independent practice associations (“IPAs”) with more than 6,000 contracted physicians, which physician groups have agreements with various health plans, hospitals and other HMOs, we are currently responsible for coordinating the care for over 800,000 patients in California. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) management service organizations (“MSOs”) that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.

In December 2017, we completed a reverse merger with NMM, a California corporation formed in 1994 (the “Merger”). As a result of the Merger, NMM became a wholly owned subsidiary of ApolloMed, following which former NMM shareholders currently own more than 80% of the issued and outstanding shares of ApolloMed’s common stock. The combined company operates under the Apollo Medical Holdings name. NMM is the larger entity in terms of assets, revenues and earnings. In addition, as of the closing of the Merger, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree), whereas NMM is considered to be the accounting acquirer (and legal acquiree).

As of December 31, 2018, our affiliated medical groups provided hospitalist services at multiple acute-care hospitals, long-term acute care facilities and outpatient clinics. ApolloMed and its subsidiaries, including consolidated VIEs, generate revenue by providing administrative, medical management and clinical services to affiliated IPAs and medical groups. The administrative services cover primarily billing, collection, accounting, administrative, quality assurance, marketing, compliance and education. In addition, our NGACO, which served over 30,000 beneficiaries through 2018, is eligible to receive periodic advance payments from CMS for managing care for aligned beneficiaries.

We implement and operate different innovative health care models, primarily including the following integrated operations:

•	IPAs, which contract with physicians and provide care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;

•	MSOs, which provide management, administrative and other support services to our affiliated physician groups such as IPAs;

•	APAACO, which started operations on January 1, 2017, and previously, several accountable care organizations (“ACOs”), which participated in the Medicare Shared Savings Program (the “MSSP”) sponsored by CMS and focused on providing high-quality and cost-efficient care to Medicare fee-for-service (“FFS”) patients;

•	Outpatient clinics providing specialty care, including an ambulatory surgery center and a cardiac clinic care and diagnostic testing center;

•	Hospitalists, which includes our employed and contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients; and

•	A cloud-based population health management IT platform, which includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and integrated clinical data.

We operate under one reportable segment, the healthcare delivery segment. Our revenue streams are diversified among our various operations and contract types, and include:

•	Capitation payments, including payments made by CMS from the NGACO model;

•	Risk pool settlements and incentives;

•	Management fees, including stipends from hospitals and percentages of collections; and

•	FFS reimbursements.

ApolloMed’s common stock is listed on the NASDAQ Capital Market and traded under the symbol “AMEH.”

Organization

Subsidiaries

We operate through our subsidiaries, primarily including:

•	NMM;

•	AMM;

•	APAACO; and

•	Apollo Care Connect;

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

APAACO, jointly owned by NMM and AMM, participates in the NGACO Model of CMS as of January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model.

We operated three legacy ACOs that participated in the MSSP to serve the Medicare FFS population: ApolloMed Accountable Care Organization, Inc. (“Apollo-ACO”), majority owned by ApolloMed, as well as APCN-ACO, Inc. (“APCN-ACO”) and Allied Physicians ACO, LLC (“AP-ACO”), wholly owned by NMM. In 2017, we transitioned patients and physicians from the three legacy ACO’s into APAACO, which was established in May 2016 to operate under the NGACO Model.

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

Variable Interest Entities

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). See Note 19 – “Variable Interest Entities (VIEs)” to our consolidated financial statements for information on our entity that qualified as a consolidated VIE. If we have a variable interest in a VIE but are not the primary beneficiary, we may account for our investment using the equity method of accounting (see Note 7 – “Investments in Other Entities”).

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

NMM has entered into MSAs with several affiliated IPAs, including Allied Physicians of California IPA d.b.a. Allied Pacific of California IPA (“APC”). APC contracts with various HMOs or licensed health care service plans, each of which pays a fixed capitation payment to APC. In return, APC arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC is determined to be a VIE of NMM, as NMM is the primary beneficiary of APC with the ability, through majority representation on the APC Joint Planning Board, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance.

Through AMM, we manage a number of our affiliates pursuant to their long-term MSAs, including: ApolloMed Hospitalists (“AMH”), a physician group that provides hospitalist, intensivist and physician advisor services and Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing.  Each of AMH and SCHC are VIEs of AMM as it was determined that AMM is the primary beneficiary of such entities. Concourse Diagnostic Surgery Center, LLC (“CDSC”) is an ambulatory surgery center in City of Industry, California. The facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare. CDSC is consolidated as a VIE by APC as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC. AHMC International Cancer Center (“ICC”) provides comprehensive, compassionate post-cancer-diagnosis care and a wide range of support services. ICC was determined to be a VIE of APC and is consolidated by APC as it was determined that APC is the primary beneficiary of ICC through its power and obligation to absorb losses and rights to receive benefits that could potentially be significant to ICC.

APC, AMH, SCHC, CDSC and ICC, therefore, are consolidated in the accompanying financial statements.

Investments

We invested in several entities in the healthcare industry through APC, our VIE. Universal Care Acquisition Partners, LLC (“UCAP”), a wholly owned subsidiary of APC, holds a 48.9% ownership interest and 50% voting interest in Universal Care, Inc. (“UCI”), a private full-service health plan that contracts with CMS under Medicare Advantage. Pacific Ambulatory Surgery Center, LLC (“PASC”), in which APC has a 40% non-controlling ownership interest, is a multi-specialty outpatient surgery center that is certified to participate in the Medicare program and accredited by the Accreditation Association for Ambulatory Health Care. As of December 31, 2018, APC also holds a 4.82 % ownership interest in ApolloMed.

Due to laws prohibiting a California professional corporation which has more than one shareholder (such as APC) from being a shareholder in another California professional corporation, APC cannot directly own shares in other professional corporations in which APC has invested. An exception to this prohibition, however, permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, APC-LSMA, a designated shareholder professional corporation solely owned by Dr. Thomas Lam and controlled by APC, holds non-controlling ownership interests in several medical corporations, including the IPA line of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and Accountable Health Care IPA (“Accountable”). The IPA line of business of LMA operates four neighborhood medical centers and serves patients across Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties, California, with which NMM has a management services agreement. PMIOC offers comprehensive diagnostic imaging services at its facilities. DMG, operates complete outpatient imaging centers to improve the detection and treatment of heart disease. Accountable is a California professional medical corporation that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable currently has a network of over 400 primary and 700 specialty care physicians, and eight community and regional hospital medical centers that provide quality health care services to more than 160,000 members of seven federally qualified health plans and multiple product lines, including Medi-Cal, Commercial and Medicare.

Our Industry

Industry Overview

U.S. healthcare spending has increased steadily over the past 20 years. According to CMS, the estimated total U.S. healthcare expenditures are expected to grow by 5.5% from 2017 to 2026 and to reach $6.0 trillion by 2027. Health spending is projected to grow 1.0% faster than the U.S. gross domestic product over the 2017-2026 projection period, and as a result, the healthcare share of gross domestic product is expected to rise from 17.9% in 2016 to 19.7% by 2026. Medicare spending increased 4.2% to $705.9 billion and Medicaid spending increased by 2.9% to $581.9 billion in 2017, which accounted for 19.9% and 17.1% of total health expenditures, respectively. Private health insurance spending increased 4.2% to $1.2 trillion in 2017, accounting for 34% of total health expenditures. Growth in Medicare (7.4%) and Medicaid (5.8%) are both substantial contributors to the rate of national health expenditure growth for the projection period. Both trends reflect the impact of an aging population, but in different ways. For Medicare, projected enrollment growth is a primary driver; for Medicaid, it is an increasing projected share of aged and disabled enrollees.

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

Shift to Value-Based and Results-Oriented Models. According to the 2017 National Health Expenditure Projections prepared by CMS, healthcare spending in the U.S. is projected to have increased 3.9% on a year-over-year basis to $3.5 trillion in 2017, representing 17.9% of U.S. Gross Domestic Product (“GDP”). CMS projects healthcare spending in the U.S. to increase at an average rate of 5.5% per year for 2017-26 and to reach approximately $6.0 trillion by 2027. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. It is argued that the fee-for-service reimbursement model has played a major role in increasing the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the fee-for-service reimbursement model toward value-based, capitated payment models that are designed to incentivize value and quality at an individual patient level. The number of Americans covered by capitated payment programs continues to increase, which drives more coordinated and outcomes-based patient care.

Increasingly Patient-Centered. More patients want to take a more active and informed role in how their own healthcare is delivered. This transformation results in the healthcare marketplace becoming increasingly patient-centered and requires providers to deliver team-based, coordinated and accessible care to stay competitive.

Added Complexity. In the healthcare space, more sophisticated technology has been employed, new diagnostics and treatments have been introduced, research and development has expanded, and regulations have multiplied. This expanding complexity drives a growing and continuous need for integrated care delivery systems.

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

Integrated Medical Systems

Integrated medical systems that are able to pool a large number of patients, such as us and our affiliated physician groups, are positioned to take advantage of industry trends, meet patient and government demands, and benefit from cost advantages resulting from their scale of operation and integrated approach of care delivery. In addition, integrated medical systems with years of managed care experience can leverage their expertise and sizeable medical data to identify specific treatment strategies and interventions, improve the quality of medical care and lower cost. Many integrated medical systems have also established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high quality care delivered to members and initiate improvement efforts for physicians whose performance can be enhanced.

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

NGACO

On January 18, 2017, CMS announced that APAACO had been approved to participate in the NGACO Model and began operations under this new model. We have devoted, and expect to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model. In connection with APAACO’s participation in the NGACO Model, CMS and APAACO have entered our third year into our Participation Agreement. The initial term of the Participation Agreement expired on December 31, 2018, subsequently CMS and APAACO renewed the Participation Agreement for an additional year, with the option for a second renewal year in 2020. Additionally, the Participation Agreement may be terminated sooner by CMS as specified therein, and CMS has the authority to alter or change the program over this time period.

In advance of its participation in the NGACO Model, APAACO entered into agreements with over 750 medical care providers, including physicians, hospitals, nursing facilities and multiple labs, radiology centers, outpatient surgery centers, dialysis clinics and other service providers. APAACO negotiated discounted rates and such providers agreed to receive 100% of their claims for beneficiaries reimbursed by APAACO.

Among many requirements to be eligible to participate in the NGACO Model, ACOs must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. APAACO started its 2017 performance year with more than 29,000 aligned Medicare FFS beneficiaries, which continued to increase with 30,000 aligned beneficiaries in 2018. This number may decrease if beneficiaries join a managed care plan, pass away or move out of the service area.

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

The NGACO Model offers four payment mechanisms:

•	Payment Mechanism #1: Normal FFS.
•	Payment Mechanism #2: Normal FFS plus Infrastructure payments of $6 Per Beneficiary Per Month (“PBPM”).
•	Payment Mechanism #3: Population-Based Payments (“PBP”). PBP payments provide ACOs with a monthly payment to support ongoing ACO activities. ACO participants and preferred providers must agree to percentage payment fee reductions, which are then used to estimate a monthly PBP payment to be received by the ACO.
•	Payment Mechanism #4: AIPBP. Under this mechanism, CMS will estimate the total annual expenditures of the ACO’s aligned beneficiaries and pay that projected amount in PBPM payments. ACOs in AIPBP may have alternative compensation arrangements with their providers, including 100% FFS, discounted FFS, capitation or case rates.

APAACO opted for, and was approved by CMS effective on April 1, 2017 to participate in, the AIPBP track, which is the most advanced risk-taking payment model. When approved, APAACO was the only ACO participating in the AIPBP track, out of 44 ACOs approved for the NGACO Model in the U.S. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s beneficiaries then pays that projected amount to APAACO in a per-beneficiary, per-month payment, and APAACO is responsible for paying all Part A and Part B costs for in-network participating providers and preferred providers with whom it has contracted. Between April and December 2017, this resulted in APAACO receiving approximately $9.3 million per month from CMS.

In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request and received an official decision from CMS in December 2017 that reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company was eligible for receiving monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS that started in February 2018. Effective October 1, 2018, CMS reduced our AIPBP payments to approximately $5.5 million per month based on the estimated total annual expenditures APAACO expected to incur. Effective January 1, 2019, this monthly rate was increased from approximately $5.5 million to approximately $8.3 million per month.

On November 6, 2018, the Company was notified by CMS that under the NGACO alternative payment arrangement, the Company was paid an excess amount of approximately $34.5 million related to the first performance year (January 1, 2017 through December 31, 2017) with a six month run out through June 30, 2018. This excess amount has been refunded to CMS on December 4, 2018. This amount was previously accrued as part of the medical liabilities accrual on December 31, 2017.

Our Revenue Streams

Our revenue reflected in the accompanying consolidated financial statements includes revenue generated by our subsidiaries and consolidated entities. Revenue generated by consolidated entities, however, does not necessarily result in available or distributable cash for ApolloMed. Our revenue streams flow from various multi-year renewable contractual arrangements that vary by types of our business operations in the following manners:

Capitation Revenue

Our capitation revenue consist primarily of capitated fees for medical services provided by us under a capitated arrangement directly made with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed amount of money per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. The actual amount paid is determined by the ranges of services provided, the number of patients enrolled, and the period of time during which the services are provided. Capitation rates are generally based on local costs and average utilization of services. Because Medicare pays capitation using a “risk adjustment model,” which compensates managed care providers based on the health status (acuity) of each individual enrollee, managed care providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less, capitation that can be allocated to service providers. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.

Per member per month (“PMPM”) managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares. The majority of our net PMPM transaction price relates specifically to our efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service.

Risk Pool Settlements and Incentives

Capitation arrangements are supplemented by risk sharing arrangements. We have two different types of capitation risk sharing arrangements: full risk and shared risk arrangements.

We enter into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a related party, where the hospital is responsible for providing, arranging and paying for institutional risk. We are responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, we generally receive a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for medical loss ratios (“MLR”), incurred but not reported (“IBNR”) completion factor and constraint percentages were used by management in applying the most likely method.

Under capitated arrangements with certain HMOs we participate in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where we are responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.

In addition to risk-sharing revenues, we also receive incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate us for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMO’s members. The incentive programs track specific performance measures and calculate payments to us based on the performance measures.

Generally, for the foregoing arrangements, the final settlement is dependent on each distinct day’s performance within the annual measurement period, but cannot be allocated to specific days until the full measurement period has occurred and performance can be assessed.

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

NGACO Revenue

Through APAACO, we participate in the AIPBP track of the NGACO Model sponsored by CMS. Under the NGACO Model, CMS grants us a pool of patients to manage (direct care and pay providers) based on a budgetary benchmark established with CMS but we are ultimately responsible for managing the medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. Under the AIPBP track, CMS estimates an average of monthly expenditures for the previous calendar year for APAACO’s aligned beneficiaries and pays that projected amount to us in monthly installments, and we are responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by us to provide services to the aligned beneficiaries. Claims from out-of-network providers are processed and paid by CMS, our shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to our risk share agreement with CMS, we will be eligible to receive the surplus or be liable for the deficit according to the budgetary benchmark established by CMS based on our efficiency or lack thereof, in managing how the beneficiaries aligned to us by CMS are served by in-network and out-of-network providers. Our shared savings or losses on providing such services are both capped by CMS. We recognize such savings or deficit upon substantial completion of reconciliation and determination of the amounts.

Under the AIPBP agreement we received $5.9 million in risk pool savings, related to the 2017 performance year, and have recognized it as revenue in the risk pool settlements and incentives in the accompanying consolidated statement of income for the year ended December 31, 2018.

In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request. In December 2017, the Company received the official decision on its reconsideration request that CMS reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company was eligible for receiving monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS that started in February 2018, which was reduced to $5.5 million per month beginning October 1, 2018. The Company, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. Effective January 1, 2019, the monthly AIPBP payments increased from approximately $5.5 million to approximately $8.3 million per month.

Fee For Service Revenue

FFS revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted physicians and employed physicians. Under the FFS arrangements, we bill the hospitals and third-party payors for the physician staffing and further bill patients or their third-party payors for patient care services provided and receive payments.

Our Key Payors

We have a few key payors that represent a significant portion of our net revenue. For the years ended December 31, 2018 and 2017, four payors accounted for an aggregate of 61.5% and 54.6% of our total net revenue, respectively.

Our Strengths and Advantages

The following are some of the material opportunities that we believe exist for our company.

Combination of Clinical, Administrative and Technology Capabilities

We believe our key strength lies in our combined clinical, administrative and technology capabilities. While many companies separately provide clinical, MSO or technology support services, to our knowledge there are currently very few organizations like us that provide all three types of services to over 800,000 patients.

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

Strong Management Team

Our management team has, collectively, several decades of experience managing physician practices, risk-based organizations, health plans, hospitals and health systems, a deep understanding of the healthcare marketplace and emerging trends, and a vision for the future of healthcare delivery led by physician-driven healthcare networks.

A Robust Physician Network

As of December 31, 2018, our physician network consisted of over 6,000 contracted physicians, including primary care physicians, specialist physicians and hospitalists, through our affiliated physician groups and ACOs.

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

Competition

The healthcare industry is highly competitive and fragmented. We compete for customers across all of our services with other health care management companies including MSOs and healthcare providers such as local, regional and national networks of physicians, medical groups and hospitals, many of which are substantially larger than us and have significantly greater financial and other resources, including personnel, than what we have.

IPAs

Our affiliated IPAs compete with other IPAs, medical groups and hospitals, many of which have greater financial, personnel and other resources available to them. In the greater Los Angeles area, examples of such competitors  include Regal Medical Group and Lakeside Medical group, which are part of Heritage Provider Network (“Heritage”), as well as HealthCare Partners, which is owned by DaVita Medical Group which was recently bought by UnitedHealth Group.

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

California is a corporate practice of medicine state. Therefore, we operate by maintaining long-term MSAs with our affiliated IPAs and medical groups, each of which is owned and operated by physicians only and employs or contracts with additional physicians to provide medical services. Under such MSAs, our wholly owned MSOs are contracted to provide non-medical management and administrative services such as financial and risk management as well as information systems, marketing and administrative support to the IPAs and medical groups. The MSAs typically have an initial term of 3-30 years and are generally not terminable by our affiliated IPAs and medical groups except in the case of bankruptcy, gross negligence, fraud, or other illegal acts by the contracting MSO.

Through the MSAs and the relationship with the physician owners of our medical affiliates, we have exclusive authority over all non-medical decisions related to the ongoing business operations of those affiliates. Consequently, ApolloMed consolidates the revenue and expenses of such affiliates as their primary beneficiary from the date of execution of the applicable MSA. When necessary, Dr. Thomas Lam or Dr. Warren Hosseinion, one of our Co-Chief Executive Officers, including through entities in which he is the sole shareholder, serves as a nominee shareholder, on ApolloMed’s behalf, of affiliated medical practices, in order to comply with corporate practice of medicine laws and certain accounting rules applicable to consolidated financial reporting by our affiliates as VIEs.

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

Health Information Privacy and Security Standards

The privacy regulations Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning the use and disclosure of individually identifiable patient health information (“PHI”) by entities like our MSOs and affiliated IPAs and medical groups. HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including billing and claim collection activities.

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

Environmental and Occupational Safety and Health Administration Regulations

We are subject to federal, state and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

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

Licensure, Certification, Accreditation and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Clinical professionals are also subject to state and federal regulation regarding prescribing medication and controlled substances. Our affiliated physicians and hospitalists must satisfy and maintain their individual professional licensing in each state where they practice medicine, including California, and many states require that nurse practitioners and physician assistants work in collaboration with or under the supervision of a physician. Each state defines the scope of practice of clinical professionals through legislation and through the respective Boards of Medicine and Nursing. Activities that qualify as professional misconduct under state law may subject our clinical personnel to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Since we and our affiliated medical groups perform services at hospitals and other healthcare facilities, we may indirectly be subject to laws, ethical guidelines and operating standards of professional trade associations and private accreditation commissions (such as the American Medical Association and The Joint Commission) applicable to those entities. Penalties for non-compliance with these laws and standards include loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs. In addition, our affiliated facilities are subject to state and local licensing regulations ranging from the adequacy of medical care, to compliance with building codes and environmental protection laws. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physicians and facilities to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable health care and other laws and regulations that evolve rapidly. We provide home health, hospice and palliative care, which require compliance with additional regulatory requirements.  Reimbursement for palliative care and house call services is generally conditioned on clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. We must also comply with laws relating to hospice care eligibility, development and maintenance of care plans and coordination with nursing homes or assisted living facilities where patients live.

Professional Liability and Other Insurance Coverage

Our business has an inherent and significant risk of claims of medical malpractice against us and our affiliated physicians. We and our affiliated physician groups pay premiums for third-party professional liability insurance that provides indemnification on a claims-made basis for losses incurred related to medical malpractice litigation in order to carry out our operations. Our physicians are required to carry first dollar coverage with limits of liability equal to not less than $1.0 million for claims based on occurrence up to an aggregate of $3.0 million per year. Our IPAs purchase stop-loss insurance, which will reimburse them for claims from service providers on a per enrollee basis. The specific retention amount per enrollee per policy period is $60,000 to $75,000 for professional coverage. We also maintain worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions that we believe are in accordance with industry standards. While we believe that our insurance coverage is adequate based upon claims experience and the nature and risks of our business, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of pending or future claims asserted against us or our affiliated physician groups in the future where the outcomes of such claims are unfavorable. The ultimate resolution of pending and future claims in excess of our insurance coverage, may have a material adverse effect on our business, financial position, results of operations or cash flows.

Employees

As of December 31, 2018, ApolloMed and its subsidiaries had 492 employees, of whom 475 were full-time and 17 were part-time, and our consolidated VIEs employed 56 physicians and other staff. We had a broader physician network which, as of December 31, 2018, comprised of 27 additional physicians as independent contractors to provide medical services. None of our employees is a member of a labor union, and we have not experienced a work stoppage. We believe we enjoy a good working relationship with our staff.

Available Information

We maintain a website at www.apollomed.net and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission (SEC), as soon as is reasonably practicable after filing. The SEC maintains a website at http:/www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A.	Risk Factors

Risks Relating to Our General Business and Operations.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.  Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018 and our auditors expressed an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2018, due to material weakness in our internal control over financial reporting. We cannot provide assurances that this material weakness will be effectively remediated or that additional material weaknesses will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future.

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting and concluded that our internal controls and procedures were not effective as it relates to our reliance, without appropriate review procedures, on the full risk pool reports provided to us by certain of our hospital partners. Our management considered the deficiency in the design or operation of our internal controls of the risk pool reports, to be a material weakness.

The Company has commenced implementing a remediation plan to address the material weakness. No assurance can be given that the remediation plan will be effective or will accomplish its stated goals. The failure to remediate the identified material weakness and to maintain proper and effective internal controls and disclosure controls in the future could result in errors in our consolidated financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our patients, employees, vendors and others, including individually identifiable health information. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. Although we believe that we take appropriate measures to safeguard sensitive information within our possession, we may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber-attacks targeted at us, our patients, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We invest in industry standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect personal information or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical failures. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, we could experience delays or decreases in service, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect our business, and cause it to incur significant losses and remediation costs.

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

We may not be able to successfully grow and expand. Successful implementation of our business plan will require management of growth, including potentially rapid and substantial growth, which could result in an increase in the level of responsibility for management personnel and strain on our human and capital resources. To manage growth effectively, we will be required, among other things, to continue to implement and improve our operating and financial systems, procedures and controls and to expand, train and manage our employee base. If we are unable to implement and scale improvements to our existing systems and controls in an efficient and timely manner or if we encounter deficiencies, we will not be able to successfully execute our business plans. Failure to attract and retain sufficient numbers of qualified personnel could also impede our growth. If we are unable to manage our growth effectively, it will have a material adverse effect on its business, results of operations and financial condition.

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

There are various state laws, including laws in California, regulating the corporate practice of medicine which prohibit us from directly owning medical professional entities. These prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. We currently derive revenues from MSAs or similar arrangements with our affiliated IPAs, whereby we provide management and administrative services to them. If these agreements and arrangements were held to be invalid under laws prohibiting the corporate practice of medicine and other laws or if there are new laws that prohibit such agreements or arrangements, a significant portion of our revenues will be lost, resulting in a material adverse effect on our results of operations and financial condition.

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

Our operations are dependent on a concentrated number of payors. Four payors accounted for an aggregate of 61.5% and 54.6% of our total net revenue for the years ended December 31, 2018 and 2017, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.

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

We compete directly with national, regional and local providers of inpatient healthcare for patients and physicians. There are many other companies and individuals currently providing health care services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing health care services, there are few financial barriers to entry the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, DaVita Medical Group and Heritage, each of which has greater financial and other resources available to them. We also compete with physician groups and privately-owned health care companies in local markets. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Competitors may also seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

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

We depend on our affiliated physicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals and other practice groups, for the services of clinicians and management personnel. The limited number of residents and other licensed providers on the job market with the expertise necessary to provide services within our business makes it challenging to meet our hiring needs and may require us to train new employees, contract temporary physicians, or offer more attractive wage and benefit packages to experienced professionals, which could decrease our profit margins. The limited number of available residents and other licensed providers also impacts our ability to renew contracts with existing physicians on acceptable terms. As a result, our ability to provide services could be adversely affected. Even though our physician turnover rate has remained stable over the last three years, if the turnover rate were to increase significantly, our growth could be adversely affected. Moreover, unlike some of our competitors who sometimes pay additional compensation to physicians who agree to provide services exclusively to that competitor, our affiliated IPAs have historically not entered into such exclusivity agreements and have allowed our affiliated physicians to affiliate with multiple IPAs. This practice may place us at a competitive disadvantage regarding the hiring and retention of physicians relative to those competitors who do enter into such exclusivity agreements.

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

Risks Relating to NGACO.

The success of our emphasis on the NGACO Model is uncertain.

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

If the Patient Protection and the ACA is amended, repealed, declared unconstitutional or replaced, or if Center for Medicare and Medicaid Innovation (“CMMI”) is terminated, the NGACO Model program could be discontinued or significantly altered. In addition, CMS and CMMI leadership could be changed and influenced by Congress and/or the current Trump Administration, and may elect to combine any existing programs, including bundled payments, which could greatly alter the NGACO Model program. The rules regarding NGACOs have also been altered and may be further altered in the future. Any material change to the NGACO requirements and governing rules or the discontinuation of the program as a whole could create significant uncertainties for us and alter our strategic direction, thereby increasing financial risks for our stockholders.

There are uncertainties regarding the design and administration of the NGACO Model and CMS’ initial financial reports to NGACO participants, which could negatively impact our results of operations.

Due to the newness of the NGACO Model, and due to being the only participant in the AIPBP track, we are subject to initial program challenges including, but not limited to, process design, data and other related aspects. We rely on CMS for design, oversight and governance of the NGACO Model. If CMS cannot provide accurate data, claims benchmarking and calculations, make timely payments and conduct periodic process reviews, our results of operations and financial condition could be materially and adversely affected. CMS relies on various third parties to effect the NGACO program, including other departments of the U.S. government, such as CMMI. CMS also relies on multiple third party contractors to manage the NGACO Model program, including claims and auditing. As a result, there is the potential for errors, delays and poor communication among the differing entities involved, which are beyond the control of us. As CMS is implementing extensive reporting protocols for the NGACO Model, CMS has indicated that because of inherent biases in reporting the results, its initial financial reports under the NGACO Model may not be indicative of final results of actual risk-sharing and revenues which we receive. Were that to be the case, we might not report accurately our revenues for relevant periods, which could result in adjustment in a later period when we receive final results from CMS. We and our contracted providers have experienced various apparent errors in the NGACO Model, resulting in some providers terminating their relationships with us, and the resolution of these issues and impact on us remains uncertain. If we continue to experience such issues or new issues emerge, this could have a material adverse effect on our results of operations on a consolidated basis.

We chose to participate in the AIPBP payment mechanism, which entails certain special risks.

Under the AIPBP payment mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of our assigned Medicare beneficiaries and pay us that projected amount in per beneficiary per month payments. We chose “Risk Arrangement A,” comprising 80% risk for Part A and Part B Medicare expenditures and a shared savings and losses cap of 5% (or a 4% effective shared savings and losses cap when factoring in 80% risk impact). Our benchmark Medicare Part A and Part B expenditures for beneficiaries for the 2018 performance year are approximately $330.0 million, and under “Risk Arrangement A” of the AIPBP payment mechanism we could therefore have profits or be liable for losses of up to 4% of such benchmarked expenditures, or approximately $13.2 million. While performance can be monitored throughout the year, end results for the 2018 performance year will not be known until mid-2019.

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

NGACOs must provide a financial guarantee to CMS. Our financial guarantee generally must be in an amount of 2% of our benchmark Medicare Part A and Part B expenditures. Because our benchmark Medicare Part A and Part B expenditures for beneficiaries assigned to us for the 2018 performance year was approximately $330.0 million, we established and submitted an irrecoverable standby letter of credit on October 3, 2018 for $6.6 million with respect to that year. If we reach the maximum of our shared losses for a performance year, CMS may increase the risk reserve amount for future performance years, which will put restraints on our working capital and liquidity. If we reach the maximum of our shared losses of $13.2 million for the 2018 performance year, we will need to pay another $6.6 million to CMS and CMS may increase the future risk reserve amount. The $6.7 million standby letter of credit relating to the 2017 performance year remains open until twelve months after the settlement period of October 2018.

We may suffer losses and not generate savings through our participation in the NGACO Model.

Through the NGACO Model, CMS provides an opportunity to provider groups that are willing to assume higher levels of financial risk and reward, to participate in this new attribution-based risk sharing model. The NGACO Model uses a prospectively-set cost benchmark, which is established prior to the start of each performance year. The benchmark is based on various factors, including baseline expenditures with the baseline updated each year to reflect the NGACO’s participant list for the given year. Our 2018 performance year baseline is based on calendar year 2017 expenditures that are risk adjusted and trended. A discount is then applied that incorporates regional and national efficiency. The benchmarked expenditures therefore could potentially underestimate our actual expenditures for assigned Medicare beneficiaries and there can be no assurance that we could successfully adjust such benchmarked expenditures. Under the NGACO Model, we are responsible for savings and losses related to care received by assigned patients by covering claims from physicians, nurses and other medical professionals. If claim costs exceed the benchmarked expenditures, or the baseline years are statistical anomalies, we could experience losses, which could be significant. As we are providing care coordination through APAACO, but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization, and costs. As a result, we may not be able to generate savings through our participation in the NGACO Model to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount.

We do not control, but are responsible for savings and losses related to, care received by assigned patients at out-of-network providers, which could negatively impact our ability to control claim costs.

Medicare beneficiaries in the NGACO Model are not required to receive care from a specified network of contracted providers and facilities, which could make it difficult for us to control the financial risks of those beneficiaries. CMS notified us that its Medicare beneficiaries historically had received approximately 62% of care at non-contracted, out-of-network (“OON”) providers. While not responsible for directly paying claims for OON providers, we may have difficulty managing patient care and costs in relation to such OON providers as compared to contracted, in-network providers, which, could adversely impact our financial results as we are responsible for savings and losses of assigned beneficiaries, irrespective of whether they are using in-network or OON providers. In addition, even if we are successful in encouraging more assigned patients to receive care from our contracted, in-network providers, there is the possibility that the monthly AIPBP payments from CMS will be insufficient to cover our expenditures, since the AIPBP payments is generally based on historical in-network/out-of-network ratios. If CMS fails to monitor the in-network/OON provider ratio for our assigned patients on a frequent basis or CMS’ reconciliation payments to us are not timely made, this could result in negative cash flows for us, especially if increased payments will need to be made to our contracted, in-network providers.

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

APAACO and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with a term of two performance years through December 31, 2018. Subsequently CMS and APAACO has renewed the Participation Agreement for an additional year with the option for a second renewal year through December 31, 2020. In addition, the Participation Agreement may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the program over time. Among many requirements to be eligible to participate in the NGACO Model, we must have at least 10,000 aligned Medicare beneficiaries and must maintain that number throughout each performance year. Although we started the 2018 performance year with more than 30,000  aligned Medicare beneficiaries, there can be no assurance that we will maintain the required number of assigned Medicare beneficiaries. If that number were not maintained, we would become ineligible for the NGACO Model. In addition, we are required to comply with all applicable laws and regulations regarding provider-based risk-bearing entities. If these laws or regulations change, for example, to require a Knox-Keene license in California, which we do not currently have, we could be required to cease our NGACO operations. We could be terminated from the NGACO Model at any time if we do not continue to comply with the NGACO participation requirements. In October 2017, CMS notified us that it would not be renewed for participation in the AIPBP mechanism for performance year 2018 due to alleged deficiencies in performance by us. We submitted a request for reconsideration to CMS. In December 2017, we received the official decision on our reconsideration request that CMS reversed the prior decision against our continued participation in the AIPBP mechanism. As a result, we were eligible for receiving monthly AIPBP payments from CMS of approximately $7.3 million beginning in February 2018, which was subsequently reduced to approximately $5.5 million per month from October 1, 2018 through December 31, 2018. Effective January 1, 2019 our monthly AIPBP payments from CMS increased from approximately $5.5 million to approximately $8.3 million. We, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. If future compliance or performance issues arise, we may lose our current eligibility and may be subject to CMS’ enforcement or contract actions, including our potential inability to participate in the AIPBP mechanism (where the payment mechanism would default to traditional fee for service) or dismissal from the NGACO Model, which would have a material adverse effect on our revenues and cash flows. In addition, the payments from CMS to us will decrease if the number of beneficiaries assigned to our NGACO declines, or the contracted providers terminate their relationships with us, which could have a material adverse effect on our results of operations on a consolidated basis.

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

As a company involved in providing healthcare services, we are subject to numerous federal, state and local laws and regulations. There are significant costs involved in complying with these laws and regulations. If we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, and we may be required to change our method of operations and business strategy. These consequences could be the result of our current conduct or even conduct that occurred a number of years ago, including prior to the completion of the Merger. We could incur significant costs to defend ourselves if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state or local government will determine that we are not operating in accordance with law, or whether, when or how the laws will change in the future and impact our business. The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that could affect us:

•	the False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;

•	a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;

•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of specific “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;

•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;

•	a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;

•	provisions of the Social Security Act (emanating from the the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide its employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies;

•	state law provisions pertaining to anti-kickback, self-referral and false claims issues;

•	provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	provisions of HIPAA and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;

•	federal and state laws that provide penalties for providers for billing and receiving payments from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;

•	state laws that provide for financial solvency requirements relating to risk-bearing organizations (“RBOs”), plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions, such as California Business & Professions Code Section 1375.4 (§ 1375.4; Cal. Code Regs., tit. 28, § 1300.75.4 et seq.);

•	federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients, or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;

•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in its operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;

•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

•	state laws that require timely payment of claims, including §1371.38, et al, of the California Health & Safety Code, which imposes time limits for the payment of uncontested covered claims and required health care service plans to pay interest on uncontested claims not paid promptly within the required time period;

•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in such states; and

•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer.

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

The DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of a RBO in California, including capitated physician groups. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:

•	Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and

•	Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations and documentation and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, (ii) had maintained positive tangible net equity (“TNE”), and (iii) had maintained positive working capital.

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

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the person retains other licensure. This means that the excluded person and others are prohibited from receiving payments for such person’s services rendered to Medicare or Medicaid beneficiaries, and if the excluded person is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities which employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil penalties if it does. The U.S. Department of Health and Human Services Office of the Inspector General maintains a list of excluded persons. Although we have instituted policies and procedures to minimize such risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that our employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties, and the hospitals at which we furnish services may also be subject to repayments and sanctions, for which they may seek recovery from us, which could adversely affect our business, cash flows and financial condition.

Compliance with federal and state privacy and data security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with various federal and state laws and regulations governing the collection, dissemination, access, use, security and confidentiality of PHI, including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Privacy and data security laws and regulations thus could have a significant effect on the manner in which we handle healthcare-related data and communicates with payors. In addition, compliance with these standards could limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent privacy and security breaches, it may still occur. If any non-compliance with such laws and regulations results in privacy or security breaches, we could be subject to monetary fines, suits, penalties or sanctions. As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” that we handle and retain and/or to implement improved administrative, technical or physical safeguards to protect PHI. We may have to demonstrate and document our compliance efforts, even if there is a low probability that PHI has been compromised, in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities and, in some cases, the media, in the event of a breach and to provide appropriate remediation and monitoring to mitigate any potential damage.

We may be subject to liability for failure to fully comply with applicable corporate and securities laws.

We are subject to various corporate and securities laws. Any failure to comply with such laws could cause government agencies to take action against us, which could restrict our ability to issue securities and result in fines or penalties. Any claim brought by such an agency could also cause us to expend resources to defend ourselves, divert the attention of our management from our business and could significantly harm our business, operating results and financial condition, even if the claim is resolved in our favor.

A plaintiffs’ securities law firm announced that it was investigating ApolloMed and its pre-Merger board of directors for potential federal law violations and breaches of fiduciary duties in connection with the Merger. This investigation purportedly focused on whether ApolloMed and its board of directors violated federal securities laws or breached their fiduciary duties to ApolloMed’s stockholders by failing to properly value the Merger and failing to disclose all material information in connection with the Merger. As of filing of this Annual Report on Form 10-K, no lawsuit has been filed against us by that firm and no resolution has been reached.

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

Certain regulations not specifically targeting the healthcare industry also could have material effects on our operations. For example, the California Finance Lenders Law (the “CFLL”), Division 9, Sections 22000-22780 of the California Financial Code, could be applied to us as a result of our various affiliate and subsidiary loans and similar arrangements. If a regulator were to take the position that such loans were covered by the California Finance Lenders Law, we could be subject to regulatory action which could impair our ability to continue to operate and may have a material adverse effect on our profitability and business as we currently do not hold a CFLL licensure. Pursuant to an exemption under the CFLL, a person may make five or fewer commercial loans in a 12-month period without a CFLL licensure if the loans are “incidental” to the business of the person. This exemption, however, creates some uncertainty as to which loans could be deemed as incidental to our business. In addition, a person without a CFLL licensure may also make a single commercial loan in a 12-month period without the loan being “incidental” to such person’s business but this single-loan exemption is currently set to expire on January 1, 2022.

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

As of December 31, 2018, our executive officers, directors, five percent or greater stockholders and their respective affiliated entities in the aggregate own approximately 15% of our outstanding common stock. As a result, these stockholders, who are entitled to vote their shares in their own interests, acting together, exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, merger, consolidation, sale of all or substantially all of our assets or other corporate transactions that other stockholders may view as beneficial, or conversely this concentrated control could result in the consummation of a transaction that other stockholders may not support. This may harm the value of our shares and discourage investors from investing in us.

In addition, several of our executive officers also serve on the board of directors of APC, who beneficially owned more than 5% of our outstanding common stock as of December 31, 2018. This concentration of ownership may adversely affect our stock price as the interests of our executive officers, directors and holders of greater than 5% of our outstanding common stock may not always coincide with the interests of our other stockholders. Our executive officers and directors, together with holders of greater than 5% of its outstanding common stock, as a group, currently beneficially own approximately 22% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock could delay or prevent proxy contests, mergers, tender offers, open market purchase programs or other purchases of shares of ApolloMed’s common stock, that might otherwise give our stockholders the opportunity to realize a premium over the then prevailing market price of ApolloMed’s common stock, and could have the ability to control matters submitted to our stockholders for approval, including, among other things:

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

Additionally, ApolloMed’s charter and bylaws contain additional provisions, such as the authorization for its board of directors to issue one or more classes of preferred stock and determine the rights, preferences and privileges of the preferred stock, which could cause substantial dilution to a person or group that attempts to acquire ApolloMed on terms not approved by the board, and the ownership requirement for ApolloMed’s stockholders to call special meetings, that could deter, discourage or make it more difficult for a change in control of ApolloMed or for a third party to acquire ApolloMed, even if such a change in control could be deemed in the interest of ApolloMed’s stockholders or if such an acquisition would provide ApolloMed’s stockholders with a substantial premium for their shares over the market price of ApolloMed’s common stock.

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

Our corporate headquarters is located in Alhambra, California, where we lease and occupy approximately 35,000 square feet of office spaces in two neighboring buildings from an entity that shares certain common ownership with ApolloMed. The term of the current lease for our headquarters is now month-to-month, which requires monthly rental payments of approximately $84,000.

We occupy two leased premises of approximately 16,500 square feet and 3,100 square feet respectively, in a building in Glendale, California under two separate leases. Both of these leases expire in 2021. The current monthly base rent under the larger lease is approximately $41,500 per month and is scheduled for annual increases, peaking at $44,000 per month, but we are entitled to an abatement in base rent of up to $228,000 subject to terms of the lease. The current monthly base rent under the smaller lease is approximately $7,600 and is scheduled for annual increases, peaking at $8,300 per month, but we are entitled to an abatement in base rent of up to $35,800 subject to the terms of the lease.

We lease approximately 8,800 square feet of space in San Gabriel, California, which is the primary office for SCHC. The base rent for the space is approximately $33,000 per month, subject to adjustments, and for a term expiring in 2024 (or subject to the terms of the lease, in 2021).

We also maintain other office and warehouse spaces located in Monterey Park, Alhambra, City of Industry, Arcadia and El Monte, California. These leases require monthly rent payments ranging from approximately $2,300 to $30,000 and their terms expire between January 2019, and subject to options to extend provided thereunder, February 2031.

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

ApolloMed’s common stock is listed on the NASDAQ Capital Market, under the symbol, “AMEH” and was previously quoted on the OTC Pink sheets through the close of business on December 7, 2017.

Record Holders

As of March 6, 2019, there were approximately 555 holders of record of ApolloMed’s common stock based on its transfer agent’s report. Because many shares of ApolloMed’s common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to the Company’s Proxy Statement for the 2019 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Recent Sales of Unregistered Securities

Below sets forth the Company’s equity securities sold by it during the fiscal year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

During the three months ended December 31, 2018, the Company issued an aggregate of 14,016 shares of common stock and received approximately $106,092 from the exercise of certain warrants at an exercise price ranging from $4.50 - $10.00 per share.

The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Common Stock
December 2018	168,493	$20.64	N/A	N/A

Warrants
December 2018	4,711	$17.04	N/A	N/A
December 2018	4,989	$17.24	N/A	N/A
December 2018	6,160	$15.22	N/A	N/A
December 2018	3,079	$15.25	N/A	N/A

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs, including those discussed in the “Note About Forward-Looking Statements” at the beginning of this Report. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those described below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

We together with our affiliated physician groups and consolidated entities are a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through the following subsidiaries of Apollo Medical Holdings, Inc. (“ApolloMed”): Network Medical Management (“NMM”), Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.

Through our next generation accountable organization (“NGACO”) model and a network of independent practice associations (“IPAs”) with more than 6,000 contracted physicians, which physical groups have agreements with various health plans, hospitals and other HMOs, we are currently responsible for coordinating the care for over 800,000 patients in California. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists.

On December 8, 2017, ApolloMed completed its business combination with NMM (the “Merger”). The combination of ApolloMed and NMM brought together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies. As a result of the Merger, NMM became a wholly-owned subsidiary of ApolloMed and the former NMM shareholders received a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, the Merger was treated as a “reverse acquisition” and NMM was considered the accounting acquirer. Accordingly, as of the closing of the Merger, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for periods prior to the Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the Merger.

Recent Developments

The following describes certain developments from 2017 to date that are important to understanding our overall results of operations and financial condition.

Shareholder Settlement

On December 18, 2018 the Company entered into a settlement agreement and mutual release with former APCN shareholders to repurchase all the equity interests in ApolloMed and APC previously held by these shareholders pursuant to the stipulation. ApolloMed and APC paid approximately $4.2 million and $1.7 million, respectively, to repurchase 168,493 and 1,662,571 shares of common stock of each company, respectively. The Company recorded approximately $0.8 million of legal settlement expense based on the settlement amount which exceeded the fair value of the repurchased ApolloMed and APC shares of common stock and warrants.

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

Operating Expenses

Our largest expense is the cost of patient care paid to contracted physicians, cost of information technology equipment and software, cost of hiring staff to provide management and administrative support services to our affiliated physician groups, as further described below. These services include payroll, benefits, human resource services, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of Operations

As noted above, although ApolloMed was the legal acquirer in the Merger, for accounting purposes, the Merger is treated as a “reverse acquisition,” and NMM is considered the accounting acquirer and ApolloMed is the accounting acquiree. Accordingly, (i) the financial statements included in this Annual Report, and the description of our results of operations set forth below for the period in 2017 prior to the Merger reflect the operations of NMM and its consolidated entities and VIEs, and (ii) the financial statements and the description of our results of operations for 2018 reflect the combined operations of ApolloMed, NMM and their consolidated VIEs. Because the financial results for 2017 exclude the results of ApolloMed, the following results of operations in 2018 are not directly comparable to our results of operations in the 2017 periods.

Our consolidated operating results for the year ended December 31, 2018, as compared to the year ended December 31, 2017 were as follows:

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

	For the years ended
	December 31,	December 31,
	2018	2017	$ Change	% Change
Revenue
Capitation, net	$344,307,058	$272,921,240	$71,385,818	26%
Risk pool settlements and incentives	100,927,841	44,598,373	56,329,468	126%
Management fee income	49,742,755	26,983,695	22,759,060	84%
Fee-for-services, net	19,703,999	7,449,249	12,254,750	165%
Other income	5,226,099	4,403,373	822,726	19%
Total revenue	519,907,752	356,355,930	163,551,822	46%
Operating expenses
Cost of services	361,132,111	273,453,287	87,678,824	32%
General and administrative expenses	43,353,787	26,249,532	17,104,255	65%
Depreciation and amortization	19,303,179	19,075,353	227,826	1%
Provision for doubtful accounts	3,887,647	-	3,887,647	100%
Impairment of goodwill and intangibles assets	3,798,866	2,431,791	1,367,075	56%
Total expenses	431,475,590	321,209,963	110,265,627	34%
Income from operations	88,432,162	35,145,967	53,286,195	152%
Other (expense) income
Loss from equity method investments	(8,125,285)	(1,112,541)	(7,012,744)	630%
Interest expense	(560,515)	(79,689)	(480,826)	603%
Interest income	1,258,638	1,015,204	243,434	24%
Change in fair value of derivative instrument	-	(44,886)	44,886	-100%
Gain on settlement of preexisting note receivable from ApolloMed	-	921,938	(921,938)	-100%
Gain from investments - fair value adjustments	-	13,697,018	(13,697,018)	-100%
Other income	1,622,131	168,102	1,454,029	865%
Total other (expense) income, net	(5,805,031)	14,565,146	(20,370,177)	-140%
Income before provision for income taxes	82,627,131	49,711,113	32,916,018	66%
Provision for income taxes	22,359,640	3,886,785	18,472,855	475%
Net income	$60,267,491	$45,824,328	$14,443,163	32%

Net income attributable to noncontrolling interests	49,432,489	20,022,486	29,410,003	147%
Net income attributable to Apollo Medical Holdings, Inc.	$10,835,002	$25,801,842	$(14,966,840)	-58%

Net Income

Our net income in 2018 was $60.3 million, as compared to $45.8 million in 2017, an increase of $14.5 million or 32%.

Physician Groups and Patients

As of December 31, 2018 and 2017, the total number of affiliated physician groups managed by us was 11 groups, and the total number of patients for whom we managed the delivery of healthcare services was 992,100 and 795,960, respectively.

Revenue

Our revenue in 2018 was $519.9 million, as compared to $356.4 million in 2017, an increase of $163.5 million or 46%. The increase in revenue was attributable to (i) an increase of $71.4 million in capitation revenue due to increases in membership and capitation rates, as well as, revenue received from CMS associated with APAACO, (ii) an increase of $56.3 million in risk pool revenue due to favorable healthcare utilization trends and the recognition of full risk pool, as well as shared risk revenue arrangements with certain healthplans, (iii) an increase in management fee income of $22.8 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups that were primarily driven by Accountable Health Care, IPA (effective December 2017) and Golden Shore Medical Group (effective January 1, 2018), and (iv) an increases in fee-for-service revenue of $12.2 million, which was mainly due to increased surgery center income from the increase in patients and fees received, as well as revenue generated from our hospitalist and heart center services and increases in other income of $0.8 million. ApolloMed’s operations acquired in the Merger accounted for $91.7 million of such increase.

Cost of Services

Expenses related to cost of services in 2018 were $361.1 million, as compared to $273.5 million in 2017, an increase of $87.6 million, or 32%. Of this increase, $97.1 million was attributable to the net increase in medical claims, primarily driven by APAACO and MMG, capitation and other health services expense, $22.2 million increase in personnel costs and related benefits and $5.3 million related to increased outsourced and temporary labor. This was offset by decreases in provider bonuses of $35.7 million, which were discretionary and provider share based compensation expense of $1.3 million.

General and Administrative Expenses

General and administrative expenses in 2018 were $43.4 million, as compared to $26.2 million in 2017, an increase of $17.2 million, or 65%. The increase was attributable to a $1.0 million increase in legal fees, $0.8 million increase in legal settlement costs, $0.8 million increase in technology expenses, $0.8 million increase in accounting expenses, a $2.9 million increase in other operating expenses, $2.0 million increase related to ICC operations and $8.9 million increase related to ApolloMed’s operations acquired in the Merger.

Depreciation and Amortization

Depreciation and amortization expense in 2018 was $19.3 million, as compared to $19.1 million in 2017, an increase of $0.2 million, or 1%. The increase was attributable to additional property and equipment purchased during 2018 and the addition of intangible assets from the Merger.

Provision for Doubtful Accounts

Provision for doubtful accounts was $3.9 million for the year ended December 31, 2018. During 2018, the Company recorded an allowance against certain management fees receivable based on management’s assessment of collectability. There was no provision for doubtful accounts for the year ended December 31, 2017.

Impairment of Goodwill and Intangible Assets

Impairment of goodwill and intangible assets was $3.8 million for the year ended December 31, 2018, as compared to $2.4 million in 2017. During 2018, we impaired the goodwill related to Maverick Medical Group (“MMG”) as this IPA was no longer utilized and therefore not expected to provide any future economic benefit. During 2017, we impaired the remaining intangible assets balance of APCN-ACO and AP-ACO that were acquired in 2016, as these member relationships were no longer utilized by ApolloMed and therefore do not provide any future economic benefit.

Loss from Equity Method Investments

Loss from equity method investments in 2018 was $8.1 million, as compared to $1.1 million in 2017. This was mainly due to the losses of $6.0 million, $2.4 million, $0.4 million and $0.3 million allocated from our investments in UCI, LSMA, 531 W. College and PASC, respectively, offset by income of $1.0 million allocated from our investment in DMG.

Interest Expense

Interest expense in 2018 was $0.6 million as compared to interest expense of $0.1 million in 2017. The increase was mainly driven by increased drawdown on our line of credit.

Interest Income

Interest income in 2018 was $1.3 million for 2018, as compared to $1.0 million in 2017, an increase of $0.3 million or 24%, mainly due to more cash held in money market accounts which resulted in more interest earned and the interest from notes receivable.

Change in Fair Value of Derivative Instrument

Change in fair value of derivative instrument in 2017 was $45,000 due to fluctuations of ApolloMed’s stock price. ApolloMed did not have any derivative instruments in 2018.

Gain on Settlement of Preexisting Note Receivable from ApolloMed

Gain on settlement of preexisting note receivable between NMM and ApolloMed prior to the Merger was $0.9 million in 2017, there was no comparable amount in 2018.

Gain from investments – fair value adjustments

Gain from investments – fair value adjustment was $13.7 million in 2017. ApolloMed’s preferred stock (previously accounted for under the cost method) was $8.6 million and gain from NMM’s noncontrolling interest in APAACO (previously accounted for under the equity method) was $5.1 million as a result of the fair value adjustment related to the Merger. There was no comparable amount in 2018.

Other Income

Other income was $1.6 million for 2018 as compared to $0.2 million in 2017, an increase of $1.4 or 865%. The increase was primarily attributable to dividends received from our investment in DMG and rental income from our sublet properties.

Provision for Income Taxes

Provision for income taxes was $22.4 million for 2018, as compared to $3.9 million in 2017, an increase of $18.5 million or 475%. This increase was primarily attributable to the increase in the amount of pre-tax income in 2018 as compared to 2017.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $49.4 million for the year ended December 31, 2018, as compared to $20.0 million for the year ended December 31, 2017, an increase of $29.4 million or 147%. This increase was primarily due to net income generated from APC mainly attributable to its increased revenue due to favorable healthcare utilization trends and the recognition of full risk pool surplus.

Liquidity and Capital Resources

Cash, cash equivalents and investment in marketable securities at December 31, 2018 totaled $108.0 million. Working capital totaled $100.8 million at December 31, 2018, compared to $34.6 million at December 31, 2017, an increase of $66.2 million, or 191%.

We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through March 2020.

Our cash and cash equivalents increased by $7.2 million from $99.7 million at December 31, 2017 to $106.9 million at December 31, 2018. Cash provided by operating activities during the year ended December 31, 2018 was $25.5 million, as compared to $51.8 million during the year ended December 31, 2017. The cash generated from operations during the year ended December 31, 2018 is a function of net income of $60.3 million, adjusted for the following non-cash operating activities: depreciation and amortization of $19.3 million, provision for doubtful accounts of $3.9 million, impairment of intangible assets of $3.8 million, share-based compensation of $1.4 million, loss from equity method investments of $8.1 million and reduction in deferred tax liability of $8.3 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $63.0 million.

Cash used in investing activities during the year ended December 31, 2018 was $25.2 million, as compared to cash provided by investing activities of $26.7 million during the year ended December 31, 2017. This decrease was primarily attributable to investments made in our equity method investments and investments in privately held entities of $17.1 million, advances on loans receivable of $7.5 million and purchases of property and equipment of $1.2 million, offset with dividends received of $0.6 million during the year ended December 31, 2018.

Cash used in financing activities during the year ended December 31, 2018 was $11.2 million, as compared to $15.0 million during the year ended December 31, 2017. The decrease was primarily attributable to dividend payments of $17.8 million, repayments of bank loans of $0.5 million and repurchase of shares of common stock of $5.0 million and repayment of capital lease obligations of $0.1 million, offset by proceeds from borrowings on line of credit of $8.0 million, proceeds from exercise of stock options and warrants of $4.0 million and proceeds of $0.2 million from sale of common stock during the year ended December 31, 2018.

Credit Facilities

Lines of Credit

NMM has a credit facility with Preferred Bank to borrow up to $20.0 million that matures on June 22, 2020. The credit facility was amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, pursuant to an amendment entered into on March 5, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The amount outstanding as of December 31, 2018 and December 31, 2017 was $13.0 million and $5.0 million, respectively, and is classified as long-term and current liabilities in the accompanying consolidated balance sheets, respectively. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625% and 4.625%, as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, NMM was not in compliance with certain financial debt covenant requirements contained in the loan agreement. However, as of December 31, 2018, NMM was in compliance with such financial debt covenant requirements. As of December 31, 2018 availability under this line of credit was $0.7 million.

NMM has a non-revolving line of credit facility with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625% as of December 31, 2018. The line of credit was obtained to finance potential acquisitions, with each drawdown to be converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule, the availability of the line of credit is reduced accordingly based on the aggregate amount drawn. As of December 31, 2018, availability under this line of credit was $20.0 million.

APC has a credit facility with Preferred Bank to borrow up to $10.0 million that matures on June 22, 2020. No amounts have been drawn on this facility. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625% and 4.625%, as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement. However, as of December 31, 2018, APC was in compliance with such financial debt covenant requirements. As of December 31, 2018, availability under this line of credit was $9.7 million. Because APC is a VIE of NMM, loans obtained by APC can only be used to fund the operations of that company, and, accordingly, we are not liable for the repayment of any of APC’s borrowings under the Preferred Bank credit facility. In addition, this credit facility is not available to support NMM’s liquidity needs, and can only be used for APC.

In December 2010, ICC borrowed $4.6 million from a financial institution. The interest rate is based on the Wall Street Journal “prime rate,” but cannot be less than 4.5% per annum. The loan matured on December 31, 2018 and is currently due on demand. As of December 31, 2018 and 2017, the balance outstanding was $40,257 and $0.5 million, respectively.

Intercompany Loans

Each of AMH, MMG, Bay Area Hospitalist Associates (“BAHA”), ACC, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by Dr. Hosseinion of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation.

			Year Ended December 31, 2018
Entity	Facility	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000,000	10%	$5,457,665	$4,719,261	$2,965,000	$-
ACC	1,000,000	10%	1,287,843	1,287,843	-	-
MMG	3,000,000	10%	3,069,499	3,069,499	-	-
AKM	5,000,000	10%	-	-	-	-
SCHC	5,000,000	10%	3,977,226	3,977,226	450,000	-
BAHA	250,000	10%	4,807,584	4,056,658	755,000	-
	$24,250,000		$18,599,817	$17,110,487	$4,170,000	$-

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

Principles of Consolidation

The consolidated balance sheets as of December 31, 2018 and 2017 and consolidated statements of income for the years ended December 31, 2018 and 2017 include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO and Apollo Care Connect, including, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. As a result of the Merger, ApolloMed, and its consolidated subsidiaries AMM, APAACO and Apollo Care Connect, and consolidated VIEs were only included for the period from December 8, 2017 through December 31, 2017, and thereafter.

All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including incurred, but not reported claims), determination of full-risk and shared-risk revenue and receivable (including constraints, completion factors and the modified retrospective adjustments), income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Receivables and Receivables – Related Parties

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool and incentive receivables, management fee income and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company’s receivables – related parties are comprised of risk pool settlements and incentive receivables, management fee income and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

Capitation and claims receivable relate to each health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded in accordance with FASB Accounting Standards Codification (“ASC”) 606 (see Note 17). Other receivables include fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from hospitals and stop loss insurance premium reimbursements from IPAs.

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under applicable contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of December 31, 2018 and December 31, 2017, the Company recorded an allowance for doubtful accounts of $4.3 million and $0.4 million, respectively.

Fair Value Measurements

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, investment in marketable securities, receivables, loans receivable, accounts payable, certain accrued expenses, capital lease obligations, bank loan, loan payable – related party and the line of credit. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amount of the loan receivables – long term, bank loan, capital lease obligations and line of credit approximates fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality. The FASB ASC 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.

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

Investments in Other Entities

Variable interest model

We perform a primary beneficiary analysis on all our identified variable interest entities, which comprises a qualitative analysis based on power and economics. We consolidate a VIE if both power and benefits belong to us – that is, we (i) have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) have the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever it is determined that we are the primary beneficiary.

Equity Method

We account for certain investments using the equity method of accounting when it is determined that the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. No impairment loss was recorded on equity method investments for the years ended December 31, 2018 and 2017.

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

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings and noncontrolling interests at the date of initial application. Revenue from substantially all of the Company’s contracts with customers continues to be recognized over time as services are rendered. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. Refer to Note 17 - Revenue Recognition for further details.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA establishes new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on NOLs generated after December 31, 2017, to 80% of taxable income.

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

As of December 31, 2017, the Company recorded provisional amounts for certain enactment-date effects of the TCJA, for which the accounting had not been finalized, by applying the guidance in SAB 118. The Company recorded a decrease in its deferred tax assets and deferred tax liabilities of $6.6 million and $16.3 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $9.7 million for the year ended December 31, 2017. Accordingly, the Company completed its accounting for the tax effects of the TCJA in 2018 and did not recognize any material adjustments to the 2017 provisional income tax expense.

Goodwill and Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

At least annually, at the Company’s fiscal year end, or sooner, if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three main reporting units, (1) management services, (2) IPA, and (3) ACO. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.

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

Effect of New Accounting Standards

See “Recent Accounting Pronouncements ” under “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies.”

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

Shareholders and Board of Directors

Apollo Medical Holdings, Inc.

Alhambra, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, mezzanine and shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an adverse opinion thereon.

Change in Accounting Method Related to Revenue

As discussed in Notes 2 and 17 to the consolidated financial statements, the Company changed its method for recognizing revenue from contracts with customers effective January 1, 2018 as a result of adopting Accounting Standards Codification 606 - Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

March 18, 2019

Apollo Medical Holdings, Inc.

Consolidated Balance Sheets

December 31,	2018	2017

Assets

Current assets
Cash and cash equivalents	$106,891,503	$99,749,199
Restricted cash	-	18,005,661
Investment in marketable securities	1,127,102	1,143,095
Receivables, net	7,734,631	7,602,812
Receivables, net – related parties	48,721,325	12,514,492
Prepaid expenses and other current assets	8,388,231	5,144,303

Total current assets	172,862,792	144,159,562

Noncurrent assets
Land, property and equipment, net	12,721,082	13,814,306
Intangible assets, net	86,875,883	103,533,558
Goodwill	185,805,880	189,847,202
Loans receivable – related parties	17,500,000	15,000,000
Investments in other entities – equity method	34,876,980	21,903,524
Investment in a privately held entity that does not report net asset value per share	405,000	-
Restricted cash – long-term	745,470	745,235
Other assets	1,205,962	1,632,406

Total noncurrent assets	340,136,257	346,476,231

Total assets	$512,999,049	$490,635,793

Apollo Medical Holdings, Inc.

Consolidated Balance Sheets (Continued)

December 31,	2018	2017

Liabilities, Mezzanine Equity and Shareholders’ Equity

Current liabilities
Lines of credit – related party	$-	$5,025,000
Accounts payable and accrued expenses	25,075,489	13,279,620
Provider incentives payable	-	21,500,000
Fiduciary accounts payable	1,538,598	2,017,437
Medical liabilities	33,641,701	63,972,318
Income taxes payable	11,621,861	3,198,495
Bank loan, short-term	40,257	510,391
Capital lease obligations	101,741	98,738

Total current liabilities	72,019,647	109,601,999

Noncurrent liabilities
Lines of credit - related party	13,000,000	-
Deferred tax liability	19,615,935	24,916,598
Liability for unissued equity shares	1,185,025	1,185,025
Dividend payable	-	18,000,000
Capital lease obligations, net of current portion	517,261	619,001

Total noncurrent liabilities	34,318,221	44,720,624

Total liabilities	106,337,868	154,322,623

Commitments and Contingencies (Note 14)

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA	225,117,029	172,129,744

Shareholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	-	-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	-	-
Common stock, par value $0.001; 100,000,000 shares authorized, 34,578,040 and 32,304,876 shares outstanding, excluding 1,850,603 and 1,682,110 Treasury shares, at December 31, 2018 and 2017, respectively	34,578	32,305
Additional paid-in capital	162,723,051	158,181,192
Retained earnings	17,788,203	1,734,531
	180,545,832	159,948,028

Noncontrolling interest	998,320	4,235,398

Total shareholders’ equity	181,544,152	164,183,426

Total liabilities, mezzanine equity and shareholders’ equity	$512,999,049	$490,635,793

See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

Years ended December 31,	2018	2017

Revenue
Capitation, net	$344,307,058	$272,921,240
Risk pool settlements and incentives	100,927,841	44,598,373
Management fee income	49,742,755	26,983,695
Fee-for-service, net	19,703,999	7,449,249
Other income	5,226,099	4,403,373

Total revenue	519,907,752	356,355,930

Operating expenses
Cost of services	361,132,111	273,453,287
General and administrative expenses	43,353,787	26,249,532
Depreciation and amortization	19,303,179	19,075,353
Provision for doubtful accounts	3,887,647	-
Impairment of goodwill and intangible assets	3,798,866	2,431,791

Total expenses	431,475,590	321,209,963

Income from operations	88,432,162	35,145,967

Other (expense) income
Loss from equity method investments	(8,125,285)	(1,112,541)
Interest expense	(560,515)	(79,689)
Interest income	1,258,638	1,015,204
Change in fair value of derivative instrument	-	(44,886)
Gain on settlement of preexisting note receivable from ApolloMed	-	921,938
Gain from investments – fair value adjustments	-	13,697,018
Other income	1,622,131	168,102

Total other (expense) income, net	(5,805,031)	14,565,146

Income before provision for income taxes	82,627,131	49,711,113

Provision for income taxes	22,359,640	3,886,785

Net income	60,267,491	45,824,328

Net income attributable to noncontrolling interests	49,432,489	20,022,486

Net income attributable to Apollo Medical Holdings, Inc.	$10,835,002	$25,801,842

Earnings per share – basic	$0.33	$1.01

Earnings per share – diluted	$0.29	$0.90

Weighted average shares of common stock outstanding – basic	32,893,940	25,525,786

Weighted average shares of common stock outstanding – diluted	37,914,886	28,661,735

See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.

Consolidated Statements of Mezzanine and Shareholders’ Equity

	Mezzanine
	Equity –
	Noncontrolling				Retained
	Interest in APC				Earnings
	Noncontrolling	Common Stock Outstanding		Additional	(Accumulated	Noncontrolling	Shareholders'
	Interest	Shares	Amount	Paid-in Capital	Deficit)	Interest	Equity

Balance January 1, 2017	$162,855,554	25,067,953	$25,068	$87,954,346	$(773,311)	$381,617	$87,587,720
Net income	18,472,212	-	-	-	25,801,842	1,550,274	27,352,116
Shares repurchased	(1,523,550)	(132,752)	(133)	(1,652,153)	-	-	(1,652,286)

Shares issued for cash and exercise of options	266,000	232,254	233	2,059,300	-	-	2,059,533
Share-based compensation	809,528	-	-	1,933,588	-	-	1,933,588
Distribution of derivative assets - warrants	-	-	-	-	(5,294,000)	-	(5,294,000)
Noncontrolling interest capital change	-	-	-	-	-	859,430	859,430
Dividends	(8,750,000)	-	-	-	(18,000,000)	(1,697,923)	(19,697,923)
Reclassification of liability for unissued shares to equity	-	508,135	508	1,237,142	-	-	1,237,650
Effect of share exchange in Merger	-	6,109,205	6,109	61,273,274	-	3,142,000	64,421,383
Shares issued upon conversion of Alliance Note	-	520,081	520	5,375,695	-	-	5,376,215

Balance at December 31, 2017	172,129,744	32,304,876	32,305	158,181,192	1,734,531	4,235,398	164,183,426
ASC 606 Adoption	7,351,434	-	-	-	1,002,468	-	1,002,468
Net income	47,889,877	-	-	-	10,835,002	1,542,612	12,377,614
Purchase price adjustment from Merger	-	-	-	868,000	-	-	868,000
Purchase of treasury shares	(1,263,554)	(168,493)	(168)	(3,783,921)	4,216,202	-	432,113
Shares issued for exercise of options and warrants	200,000	884,259	884	3,995,796	-	-	3,996,680
Share-based compensation	809,528	37,593	37	631,524	-	-	631,561
Noncontrolling interest capital change	-	-	-	-	-	27,500	27,500
Dividends	(2,000,000)	-	-	-	-	(1,975,010)	(1,975,010)
Acquisition of additional shares in consolidated entity	-	-	-	2,831,980	-	(2,832,180)	(200)
Release of 50% holdback shares	-	1,519,805	1,520	(1,520)	-	-	-

Balance at December 31, 2018	$225,117,029	34,578,040	$34,578	$162,723,051	$17,788,203	$998,320	$181,544,152

Apollo Medical Holdings, Inc.

Consolidated Statements of Cash Flows

Years ended December 31,	2018	2017

Cash flows from operating activities
Net income	$60,267,491	$45,824,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,303,179	19,075,353
Loss of disposal of property and equipment	41,784	-
Impairment of goodwill and intangible assets	3,798,866	2,431,791
Provision for doubtful accounts	3,887,647	-
Share-based compensation	1,441,089	2,743,116
Unrealized loss (gain) from investment in equity securities	25,005	(86,005)
Gain on settlement of preexisting note receivable from ApolloMed	-	(921,938)
Gain from investments – fair value adjustments	-	(13,697,018)
Change in fair value of derivative instrument	-	44,886
Loss from equity method investments	8,125,285	1,112,541
Deferred tax	(8,345,235)	(20,675,807)
Changes in operating assets and liabilities, net of acquisition amounts:
Receivable, net	(263,191)	4,108,970
Receivable, net – related parties	(28,363,108)	6,593,783
Prepaid expenses and other current assets	(2,813,564)	1,260,064
Other assets	2,446	(220,925)
Accounts payable and accrued expenses	(22,669,230)	(3,687,022)
Capitation incentives payable	(21,500,000)	1,878,355
Medical liabilities	4,134,209	5,661,313
Income taxes payable	8,423,366	388,138

Net cash provided by operating activities	25,496,039	51,833,923

Cash flows from investing activities
Cash acquired in the Merger	-	37,112,775
Cash received from consolidation of VIE	-	228,287
Purchases of marketable securities	(9,013)	(5,283)
Proceeds from loans receivable	-	200,000
Advances to related parties – loans receivable	(7,500,000)	(10,000,000)
Dividends received from equity method investments	607,411	1,240,000
Proceeds on sale of investments in a privately held entity that does not report net asset value per share	-	25,000
Purchases of investments in a privately held entity that does not report net asset value per share	(405,000)	-
Purchases of investments – equity method	(16,706,152)	-
Purchases of property and equipment	(1,170,064)	(2,084,770)

Net cash (used in) provided by investing activities	(25,182,818)	26,716,009

Apollo Medical Holdings, Inc.

Consolidated Statements of Cash Flows (Continued)

Years ended December 31,	2018	2017

Cash flows from financing activities
Dividends paid	(17,758,808)	(10,447,923)
Change in noncontrolling interest capital	27,300	-
Borrowings on lines of credit – related party	8,000,000	5,000,000
Advances by NMM to ApolloMed prior to the Merger	-	(9,000,000)
Repayments on bank loan	(495,134)	-
Payment of capital lease obligations	(98,735)	(102,348)
Proceeds from exercise of stock options included in liabilities	-	425,025
Proceeds from exercise of stock options and warrants	3,996,677	164,797
Proceeds from common stock offering	200,000	2,160,736
Repurchase of common shares	(5,047,643)	(3,175,836)

Net cash used in financing activities	(11,176,343)	(14,975,549)

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,863,122)	63,574,383

Cash, cash equivalents and restricted cash, beginning of year	118,500,095	54,925,712

Cash, cash equivalents and restricted cash, end of year	$107,636,973	$118,500,095

Supplemental disclosures of cash flow information
Cash paid for income taxes	$23,642,662	$24,362,223
Cash paid for interest	462,336	51,043

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$109	$-
Deferred tax liability adjusted to goodwill	1,110,456	-
Purchase price adjustment for acceleration of vested stock options	868,000	-
Conversion of loan receivable to investment in Accountable Health Care, IPA	5,000,000	-
Reclassification of dividends related to share repurchase	4,216,202	-
Reclassification of APS noncontrolling interest to equity related to purchase of additional shares	2,832,180	-
Distribution of warrants to former NMM shareholders	-	5,294,000
Issuance of common stock upon conversion of debt and accrued interest	-	5,376,215
Reclassification of liability for unissued common shares payable to equity	-	1,237,650
Non-cash purchase consideration for acquisition – fair value of equity consideration to pre-Merger ApolloMed shareholders	-	61,092,050
Non-cash purchase consideration for acquisition – fair value of preferred stock held by former NMM shareholders	-	19,118,000
Non-cash purchase consideration for acquisition – fair value of NMM’s 50% share of APAACO	-	5,129,000
Non-cash purchase consideration for acquisition – acceleration of unvested stock compensation	-	187,333

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows.

	Years Ended December 31,
	2018	2017
Cash and cash equivalents	$106,891,503	$99,749,199
Restricted cash – long-term - letters of credit	745,470	745,235
Restricted cash – short-term - distributions to former NMM shareholders	-	18,005,661
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$107,636,973	$118,500,095

See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM (initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a Variable Interest Entity (“VIE”) as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation of the APC Joint Planning Board; therefore APC is consolidated by NMM. As of December 31, 2018 and December 31, 2017, APC had an ownership interest of 4.82% and 4.95% in ApolloMed, respectively.

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

ICC was formed on September 2, 2010 in the state of California. ICC is a Professional Medical California Corporation and has entered into agreements with organizations such as HMOs, IPAs, medical groups and other purchasers of medical services for the arrangement of services to subscribers or enrollees. On November 15, 2016, APC-LSMA, a holding company of APC, agreed to purchase and acquire from ICC 40% of the aggregate issued and outstanding shares of capital stock of ICC for $400,000 in cash. Certain requirements to complete the investment transaction were completed in August 2017 and effective on October 31, 2017, ICC was determined to be a VIE of APC and is consolidated by APC as it was determined that APC is the primary beneficiary of ICC through its power and obligation to absorb losses and rights to receive benefits that could potentially be significant to ICC.

Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed on June 4, 2014, for the purpose of holding the investment in Universal Care, Inc. (“UCI”).

APAACO, jointly owned by NMM and AMM, participates in the next generation accountable care organization model (“NGACO Model”) of the Centers for Medicare & Medicaid Services (“CMS”) as of January 2017. The NGACO Model is a new CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model. In addition to APAACO, NMM and AMM previously operated three accountable care organizations (“ACOs”) that participated in the Medicare Shared Savings Program (“MSSP”), the goal of which is to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. MSSP revenues are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate for the relevant period. Such payments are earned and made on an “all or nothing” basis.

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

As the Company transitioned to the NGACO Model, patients and physicians with the three ACOs have been transferred to APAACO and all MSSP participation agreements with CMS have been terminated effective December 31, 2017.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

AMM, a wholly-owned subsidiary of ApolloMed, manages affiliated medical groups, which consist of ApolloMed Hospitalists (“AMH”), a hospitalist company, Southern California Heart Centers (“SCHC”), Bay Area Hospitalist Associates (“BAHA”), a medical corporation, ApolloMed Care Clinic (“ACC”) and AKM Medical Group, Inc. (“AKM”). AMH provides hospitalist, intensivist and physician advisor services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing. BAHA operated a hospitalist, intensivist and post-acute care practice with a presence at three acute care hospitals, one long-term acute care hospital and several skilled nursing facilities. BAHA, ACC and AKM are no longer active to any material extent.

Apollo Care Connect, a wholly-owned subsidiary of ApolloMed, provides a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

With the purchase of the remaining membership interests on September 1, 2018, ApolloMed holds 100% ownership interest in Apollo Palliative Services, LLC (“APS”), which owns two Los Angeles-based companies, Best Choice Hospice Care, LLC (“BCHC”) and Holistic Care Home Health Agency, Inc. (“HCHHA”) and provides palliative care services. The Company paid $200 for the remaining interests and have appropriately recorded the non-controlling interest amount of $2.8 million in the Company’s shareholder’s equity.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated balance sheets as of December 31, 2018 and 2017 and consolidated statements of income for the years ended December 31, 2018 and 2017 include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO and Apollo Care Connect, including NMM’s subsidiaries, APCN-ACO and AP-ACO, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. As a result of the Merger, ApolloMed, and its consolidated subsidiaries AMM, APAACO and Apollo Care Connect, and consolidated VIEs were only included for the period from December 8, 2017 through December 31, 2017 and thereafter.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including historical medical loss ratios (“MLR”), and incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints, completion factors and the modified retrospective adjustments recorded at the adoption of ASC 606), income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Variable Interest Entities

On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly owned by us in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreement (“MSA”) agreements. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•	The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and

•	The Company has a variable interest in the legal entity – i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

If an entity does not meet both criteria above, the Company applies other accounting guidance, such as the cost or equity method of accounting. If an entity does meet both criteria above, the Company evaluates such entity for consolidation under either the variable interest model if the legal entity meets any of the following characteristics to qualify as a VIE, or under the voting model for all other legal entities that are not VIEs.

A legal entity is determined to be a VIE if it has any of the following three characteristics:

•	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;

•	The entity is established with non-substantive voting rights (i.e., where the entity deprives the majority economic interest holder(s) of voting rights); or

•	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:

•	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:

•	Substantive participating rights in day-to-day management of the entity’s activities; or

•	Substantive kick-out rights over the party responsible for significant decisions;

•	The obligation to absorb the entity’s expected losses; or

•	The right to receive the entity’s expected residual returns.

Once the Company considers the sufficiency of equity and voting rights of each legal entity, the Company will evaluate the characteristics of the equity holders’ interests, as a group, to see if they qualify as controlling financial interests. The Company’s investments consist of professional corporations or limited liability companies. For an entity structured as a professional corporation or a limited liability company, the Company’s evaluation of whether the equity holders (equity partners other than the Company in each of the Company’s investments) lack the characteristics of a controlling financial interest includes the evaluation of whether the other partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•	Participating rights provide the noncontrolling equity holders the ability to direct significant financial and operating decisions made in the ordinary course of business that most significantly influence the entity’s economic performance.

•	Kick-out rights allow the noncontrolling equity holders to remove the general partner or managing member without cause.

If the Company concludes that any of the three characteristics of a VIE are met, including that the equity holders lack the characteristics of a controlling financial interest because they lack both substantive participating rights and substantive kick-out rights, the Company will conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

Variable interest model

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belongs to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer Note 19 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIE. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting, refer to Note 7 – “Investments in Other Entities” for entities that qualify as VIEs but the Company is not the primary beneficiary.

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

Reportable Segments

The Company operates under one reportable segment, the healthcare delivery segment, and implements and operates innovative health care models to create a patient-centered, physician-centric experience. The Company reports its consolidated financial statements in the aggregate, including all activities in one reportable segment.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no material effect on net income, cash flows or total assets. During the year ended December 31, 2018 the Company reclassified certain FFS transaction which were treated as revenue in prior years to cost of services totaling $1.3 million for the year ended December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents. As of December 31, 2018 and 2017, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $118.6 million and $135.3 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

At times, APC is required to maintain a reserve fund by certain health plans, which are held in certificate of deposit accounts with initial maturities of six months from the date of purchase and interest rates ranging from 0.05% to 0.10%. Restricted cash also consists of cash held as collateral to secure standby letters of credits as required by certain contracts. As of December 31, 2018 and December 31, 2017, there was $0 and $18.0 million, respectively, included in restricted cash short-term in the accompanying consolidated balance sheets. All $18.0 million of such restricted cash as of December 31, 2017 was related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), was held in an escrow account for distribution to former NMM shareholders. As of December 31, 2018, all $18.0 million of restricted cash has been distributed to former NMM shareholders including payment of $4.2 million related to a settlement with former APCN shareholders (see Note 14).

Investments in Marketable Securities

The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. Investments in marketable debt securities have been classified and accounted for as held-to-maturity based on management’s investment intentions relating to these securities. Held-to-maturity marketable securities are stated at amortized cost, which approximates fair value. As of December 31, 2018 and 2017, short-term marketable securities in the amount of approximately $1.1 million, consist of certificates of deposit with various financial institutions, reported at par value plus accrued interest, with maturity dates from four months to twelve months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.

Receivables and Receivables – Related Parties

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements and incentive receivables, management fee income and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company’s receivables – related parties are comprised of risk pool settlements and incentive receivables, management fee income and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Capitation and claims receivable relate to each health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from our hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables include fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop loss insurance premium reimbursements.

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of December 31, 2018 or 2017, the Company recorded an allowance for doubtful accounts of approximately $4.3 million and approximately $0.4 million, respectively.

Concentrations of Risks

The Company had major payors that contributed the following percentage of net revenue:

	For The Years Ended December 31,
	2018	2017

Payor A	14.6%	14.1%
Payor B	18.7%	18.1%
Payor C	* %	11.1%
Payor D	14.1%	11.3%
Payor F	14.1%	* %

*	Less than 10% of total net revenues

The Company had major payors that contributed to the following percentage of gross receivables:

	As of December 31,
	2018	2017

Payor D	34.1%	23.8%
Payor E	42.2%	30.5%

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

Fair Value Measurements of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, investment in marketable securities, receivables, loans receivable, loans receivable – related parties, accounts payable, certain accrued expenses, capital lease obligations, bank loan and the line of credit – related party. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of the loan receivables – long term, loans receivable – related parties, bank loan, capital lease obligations and line of credit – related party approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$85,500,745	$-	$-	$85,500,745
Marketable securities – certificates of deposit	1,066,103	-	-	1,066,103
Marketable securities – equity securities	60,999	-	-	60,999

Total	$86,627,847	$-	$-	$86,627,847

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

There was no Level 3 input measured on a non-recurring basis for the years ended December 31, 2018 and 2017. There was no level 3 input measured on a recurring basis for the year ended December 31, 2018. The following summarizes activity of Level 3 inputs measured on a recurring basis for the year ended December 31, 2017:

Derivative Assets (Warrants)

Balance at January 1, 2017	5,338,886
Change in fair value of warrant liabilities	(44,886)
Balance at Merger	5,294,000
Distribution to former NMM shareholders	(5,294,000)
Balance at December 31, 2017	$-

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

There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the year ended December 31, 2018.

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

Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the year ended December 31, 2018. For the year ended December 31, 2017 the Company wrote off the remaining carrying value of the intangible assets of APCN-ACO and AP-ACO of $2.4 million (included in impairment of goodwill and intangibles in the accompanying consolidated statement of income), as these member relationships are no longer utilized by an entity controlled by NMM and therefore do not provide any future economic benefit.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Goodwill and Indefinite-Lived Intangible Assets

Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

At least annually, at the Company’s fiscal year end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three main reporting units (1) management services, (2) IPA, and (3) ACO. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.

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

The Company wrote off the remaining goodwill balance of Maverick Medical Group (“MMG”) of approximately $3.8 million as of December 31, 2018 (included in impairment of goodwill and intangible assets in the accompanying consolidated statements of income), as MMG is no longer utilized and therefore does not provide any future economic benefit.

Investments in Other Entities – Equity Method

Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. No impairment loss was recorded on equity method investments for the years ended December 31, 2018 and 2017.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. At December 31, 2017, as APAACO’s NGACO program was new and sufficient claims history was not available, the medical liabilities for the NGACO program were estimated and recorded at 100% of the revenue less actual claims processed for or paid to in-network providers. On November 6, 2018, the Company was notified by CMS that under the NGACO alternative payment arrangement the Company was paid an excess amount of approximately $34.5 million related to the first performance year (January 1, 2017 through December 31, 2017) with a six month run out through June 30, 2018. This excess amount was paid by the Company on December 4, 2018. This amount was previously accrued as part of the medical liabilities accrual on December 31, 2017. In 2018 the Company had sufficient claims history and was able to estimate such IBNR amount using the aforementioned method.

Revenue Recognition

The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third party payors (e.g., hospitals and IPAs); and (v) individual patients and clients.

On January 1, 2018, the Company adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings and noncontrolling interests at the date of initial application. Revenue from substantially all of the Company’s contracts with customers continues to be recognized over time as services are rendered. The Company has elected to apply the modified retrospective method only to contracts not completed as of January 1, 2018. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period (“ASC 605”) See Note 17 – “Revenue Recognition.”

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

•	Use a portfolio approach for the fee-for-service (FFS) revenue stream to group contracts with similar characteristics and analyze historical cash collections trends.

•	No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

Nature of Services and Revenue Streams

Revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO All-Inclusive Population-Based Payments (“AIPBP”) revenue, management fee income, and FFS revenue. Revenue is recorded in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the customer. The following is a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.

Capitation, net

Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a capitated arrangement directly made with various managed care providers including HMOs. Capitation revenue is typically prepaid monthly to the Company based on the number of enrollees selecting the Company as their healthcare provider. Under both ASC 605 and ASC 606, capitation revenue is recognized in the month in which the Company is obligated to provide services to plan enrollees under contracts with various health plans. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing their monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment” model, which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on a monthly basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or less healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.

PMPM managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using the most likely methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to the Company’s efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service.

Risk Pool Settlements and Incentives

APC enter into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Under ASC 605, the Company has historically recognized revenue from risk pool settlements under arrangements with health plans and hospitals when such amounts are known as the related revenue amounts were not deemed to be fixed and determinable until that time. Under ASC 606, risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factor and constraint percentages were used by management in applying the most likely method.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Under capitated arrangements with certain HMOs APC participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.

Under ASC 605, the Company has historically recognized revenue from risk pool settlements under arrangements with HMOs when such amounts are known. Under ASC 606, risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMO’s members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. Under ASC 605, the Company has historically recognized incentives under “pay-for-performance” programs when such amounts are known as the related revenue amounts were not deemed to be fixed and determinable until that time. Under ASC 606, incentives under “pay-for-performance” programs are recognized using the most likely methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared risk pool and incentive payments these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.

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

NGACO AIPBP Revenue

APAACO and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with an initial term of two performance years through December 31, 2018, which has been extended for another two renewal years.

For each performance year, the Company shall submit to CMS its selections for risk arrangement; the amount of the profit/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO Model. The Company must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.

Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. Under both ASC 605 and ASC 606, the Company records NGACO capitation revenues monthly, as that is when the Company is obligated to provide services to its members. Excess, over claims paid plus an estimate for the related IBNR (see Note 10), monthly capitation received are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS. Further, in accordance with the guidance in ASC 606-10-55-36 through 55-40 on principal versus agent considerations, the Company records such revenues in the gross amount of consideration.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

For each performance year, CMS shall pay the Company in accordance with the alternative payment mechanism, if any, for which CMS has approved the Company; the risk arrangement for which the Company has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies. If CMS owes the Company shared savings or other monies, CMS shall pay the Company in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If the Company owes CMS shared losses or other monies owed as a result of a final settlement, the Company shall pay CMS in full within 30 days after the relevant settlement report is deemed final. If the Company fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS shall assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by the Company.

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

As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR, risk adjustment factors, stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will probably not be reversed in the future and therefore this shared risk pool revenue is considered fully constrained. The Company received $5.9 million in risk pool savings, related to the 2017 performance year, and have recognized it as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the year ended December 31, 2018.

In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP payment mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request. In December 2017, the Company received the official decision on its reconsideration request that CMS reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company was eligible for receiving monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS that started in February 2018, which was reduced to $5.5 million per month beginning October 1, 2018. The Company, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. Effective January 1, 2019, the monthly AIPBP payments increased from approximately $5.5 million to approximately $8.3 million per month.

Management Fee Income

Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. Under both ASC 605 and ASC 606, such variable supplemental revenues are recognized as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. The Company’s MSA revenue also includes revenue sharing payments from the Company’s partners based on their non-medical services.

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

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

Fee-for-Service Revenue

FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians. Under the FFS arrangements, the Company bills the hospitals and third-party payors for the physician staffing and further bills patients or their third-party payors for patient care services provided and receives payment. Under both ASC 605 and ASC 606, FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and are recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

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

Consideration from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. Patient encounters and related episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach for the FFS revenue stream to group contracts with similar characteristics and analyze historical cash collections trends. The contracts within the portfolio share the characteristics conducive to ensuring that the results do not materially differ under the new standard if it were to be applied to individual patient contracts related to each patient encounter. Accordingly, there was not a change in the Company's method to recognize revenue under ASC 606 from the previous accounting guidance.

Estimating net FFS revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability at times of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient's healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries) in combination with expected collections from third party payors.

The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether and with whom the patients the Company provides services to in the period are insured and the Company's contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statement of income in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Contract Assets

Typically, revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets are comprised of receivables and receivables – related parties. Generally, the Company does not have material amounts of other contract assets.

The Company's billing and accounting systems provide historical trends of cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly as revenues are recognized. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance.

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $9.1 million and $0.3 million as of December 31, 2018 and December 31, 2017, respectively, and is presented within the “Accounts Payable and Accrued Expenses” line item of the accompanying consolidated balance sheets. Approximately $0.2 million of the Company’s contracted liability accrued in 2017 has been recognized as revenue during the year ended December 31, 2018.

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

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities outstanding during the periods presented, using treasury stock method. See Note 18 for more details.

The weighted-average number of common shares outstanding (the denominator of the EPS calculation) during the period in which the reverse acquisition occurred (2017) was computed as follows:

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

Mezzanine Equity

Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of December 31, 2018 and 2017.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 and other subsequent revisions amend the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted ASU 2014-09 on January 1, 2018. See Note 17 “Revenue Recognition”, for further details.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under current accounting standards the Company’s lease portfolio consists primarily of operating leases and is not recognized on its consolidated balance sheets. The new standard also requires expanded disclosures regarding leasing arrangements. The new standard is effective for the Company beginning January 1, 2019. In July 2018, the FASB issued ASU No. 2018- 11, Leases (Topic 842): Targeted Improvements, which provides an alternative modified transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption with prior periods not restated.

The Company will adopt ASC 842 as of January 1, 2019, using the alternative modified transition method and will record a cumulative-effect adjustment to the opening balance of retained earnings as of that date. Prior periods will not be restated. In preparation of adopting ASC 842, the Company is implementing additional internal controls to enable future preparation of financial information in accordance with ASC 842. The Company has also substantially completed its evaluation of the impact on the Company’s lease portfolio. The Company believes the largest impact will be on the consolidated balance sheets for the accounting of facilities-related leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as ROU assets and operating lease liabilities. The Company will also provide expanded disclosures for its leasing arrangements. As of December 31, 2018, the Company had approximately $7.1 million of undiscounted future minimum operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. The results of operations are not expected to significantly change after adoption of the new standard.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect: (1) the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, and (2) the use-of-hindsight in determining the lease term and in assessing impairment of ROU assets. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases that qualify.

The Company expects to recognize right-of-use assets ranging from approximately $7.0 million to $9.0 million, with corresponding operating lease liabilities based on the present value of the remaining lease payments over the lease term. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to leases. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and implementation plans accordingly.

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect the Company are classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the primary impact to the consolidated statements of cash flows is the inclusion of amounts generally described as restricted cash in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. Additionally, prior period amounts in the statement of cash flows for the year ended December 31, 2017 have been retrospectively adjusted to reflect the adoption of ASU 2016-18. As a result of the adoption, the Company’s cash, cash equivalents and restricted cash at the beginning of 2017 was restated to $54.9 million from $44.9 million and the ending balance as of December 31, 2017 was restated to $118.5 million from $99.7 million, net cash provided by investing activities and net increase in cash, cash equivalents and restricted cash in the period ended December 31, 2017 was restated to $26.7 million from $8.0 million and $63.6 million from $44.9 million, respectively.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). This ASU provides a screen to determine when a set is not a business, which requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set is not a business, which reduces the number of transactions that need to be further evaluated. If the screen is not met, this ASU requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and also remove the evaluation of whether a market participant could replace missing elements. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This ASU eliminates Step 2 from the goodwill impairment test if the carrying amount exceeds the fair value of a reporting unit and also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. This update is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2018. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning after December 15, 2017. ASU 2017-09 will be applied prospectively when changes to the terms or conditions of a share-based payment award occur. The Company adopted ASU 2017-01 on January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

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

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2018-17 will have on the Company’s consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

For purposes of calculating the exchange ratio, (A) the aggregate number of shares of ApolloMed common stock held by the NMM shareholders immediately following the Effective Time excluded (i) any shares of ApolloMed common stock owned by NMM shareholders immediately prior to the Effective Time, (ii) the Series A warrant and Series B warrant issued by ApolloMed to NMM to purchase ApolloMed common stock (the “ApolloMed Warrants”) and (iii) any shares of ApolloMed common stock issued or issuable to NMM shareholders pursuant to the exercise of the ApolloMed Warrants, and (B) the total number of issued and outstanding shares of ApolloMed common stock immediately following the Effective Time excluded 520,081 shares of ApolloMed common stock issued or issuable under a Convertible Promissory Note to Alliance Apex, LLC (“Alliance”), whose sole member and manager is a member of ApolloMed’s board of directors, for $4.99 million and accrued interest pursuant to the Securities Purchase Agreement between ApolloMed and Alliance dated as of March 30, 2017.

The consideration for the transaction was 18% of the total issued and outstanding shares of ApolloMed common stock, or 6,109,205 (immediately following the Merger).

In addition, the fair value of NMM’s 50% interest in APAACO, an entity that was owned 50% by ApolloMed and 50% by NMM, was remeasured at fair value as of the Effective Time and added to the consideration transferred to ApolloMed as a result of NMM relinquishing its equity investment in APAACO in order to obtain control of ApolloMed. The fair value of NMM’s noncontrolling interest in APAACO was $5,129,000.

Total purchase consideration consisted of the following:

Equity consideration (1)	$61,092,050
Fair value of ApolloMed preferred stock held by NMM (2)	19,118,000
Fair value of NMM’s noncontrolling interest in APAACO (3)	5,129,000
Fair value of the outstanding ApolloMed stock options (4)	1,055,333
Total purchase consideration	$86,394,383

(1)	Equity consideration

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Number of shares of the combined company that would be owned by pre-Merger ApolloMed stockholders (*)	6,109,205
Multiplied by the price per share of ApolloMed’s common stock (**)	$10.00
Equity consideration	$61,092,050

(*)	Represents the number of shares of the combined company that pre-Merger ApolloMed stockholders would own at closing of the Merger.

(**)	Represents the closing price of ApolloMed’s common stock on December 8, 2017.

(2)	Fair value of ApolloMed’s preferred shares held by NMM

NMM currently owns all the shares of ApolloMed Series A preferred stock and Series B preferred stock, which were acquired prior to the Merger.  As part of the Merger, the ApolloMed Series A preferred stock and Series B preferred stock are remeasured at fair value and included as part of the consideration transferred to ApolloMed.  The fair value of the Series A preferred stock and Series B preferred stock is reflective of the liquidation preferences, claims of priority and conversion option values thereof. In aggregate, the Series A preferred stock and Series B preferred stock were valued to be $19,118,000. The valuation methodology was based on an Option Pricing Method ("OPM") which utilized the observable publicly traded common stock price in valuing the Series A preferred stock and the Series B preferred stock within the context of the capital structure of the Company.  OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%.  The fair value of the liquidation preference for the Series A preferred stock and the Series B preferred stock was determined to be $12,745,000 and the fair value of the conversion option was determined to be $6,373,000 or an aggregate total fair value of $19,118,000.

(3)	Fair value of NMM’s 50% share of APA ACO Inc.

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

(4)	Fair value of the ApolloMed outstanding stock options

The fair value of the outstanding ApolloMed stock options is included in consideration transferred in accordance with ASC 805. The outstanding ApolloMed stock options are expected to vest in conjunction with the Merger due to a pre-existing change-of-control provision associated with the awards. There is no future service requirement.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of ApolloMed, the accounting acquiree, are recorded at the Merger date fair values and added to those of NMM, the accounting acquirer. The following table sets forth the final allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of ApolloMed and MMG (see “MMG Transaction” below), with the excess recorded as goodwill:

Assets acquired
Cash and cash equivalents	$36,367,555
Accounts receivable, net	7,261,588
Other receivables	3,211,028
Prepaid expenses	249,193
Property, plant and equipment, net	1,114,332
Restricted cash	745,220
Fair value of intangible assets acquired	14,984,000
Deferred tax assets	2,498,417
Other assets	217,241
Total assets acquired	$66,648,574
Liabilities assumed
Accounts payable and accrued liabilities	$8,632,893
Medical liabilities	39,353,540
Line of credit	25,000
Convertible note payable, net	5,376,215
Convertible note payable - related party	9,921,938
Noncontrolling interest	3,142,000
Total liabilities assumed and noncontrolling interest	$66,451,586
Net liabilities assumed	$196,988
Goodwill	$86,197,395

Goodwill is not deductible for tax purposes.

During the year ended December 31, 2018, goodwill related to the Merger increased by $671,555 due to the $868,000 increase in the fair value of the outstanding ApolloMed stock options, which was partially offset by the $196,445 decrease in the related deferred tax asset with a commensurate adjustment recorded to additional paid in capital. In addition, during the year ended December 31, 2018, goodwill and deferred tax assets decreased by $914,011 resulting from an adjustment associated with the allocation of the Merger transaction costs. As a result, in aggregate, during the year ended December 31, 2018, goodwill decreased by $242,456.

Convertible Note Payable – Related Party

On March 30, 2017, ApolloMed issued a Convertible Promissory Note to Alliance Apex, LLC (“Alliance Note”) for $4,990,000. Alliance’s sole member and manager is a member of ApolloMed’s board of directors. The Alliance Note was due and payable to Alliance Apex, LLC on (i) March 31, 2018, or (ii) the date on which the Change of Control Transaction (see Note 3 – NMM transaction) is terminated, whichever occurs first (“Maturity Date”). As a result of the Merger, the Alliance Note together with the accrued and unpaid interest, automatically converted into shares of the Company’s common stock, at a conversion price of $10.00 per share (see Note 13). The Alliance Note was guaranteed by NMM prior to its conversion.

MMG transaction

In conjunction with the Merger, ApolloMed sold to APC-LSMA all the issued and outstanding shares of capital stock of MMG. MMG has historically been included in the consolidated financial statements filed by ApolloMed. APC-LSMA paid $100 in consideration for all the shares of MMG. As the transaction is between related parties, the purchase consideration of MMG reflected in the purchase price allocation was determined to be the fair value of MMG. MMG and AMM terminated the existing Management Services Agreement between them (the “MMG Management Agreement”) and APC-LSMA paid AMM $400,000 as a termination payment on the Effective Time. APC-LSMA is consolidated by APC which in turn is consolidated by NMM, and as a result, the $400,000 amount is eliminated upon consolidation.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Pro Forma Combined Historical Results

The pro forma combined historical results, as if ApolloMed had been acquired as of January 1, 2017, are estimated as follows (unaudited):

Year Ended December 31, 2017
Net revenues	$478,873,780
Net income attributable to Apollo Medical Holdings, Inc.	$9,982,706
Weighted average common shares outstanding:
Basic	25,525,786
Earnings per share:
basic	$0.39
Weighted average common shares outstanding:
diluted	28,661,735
Earnings per share:
diluted	$0.35

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

4.	Land, Property and Equipment, Net

Land, property and equipment, net consisted of:

	2018	2017

Land	$3,300,000	$3,300,000
Buildings	2,326,189	2,308,247
Computer software	2,929,317	2,471,015
Furniture and equipment	11,786,345	11,557,683
Construction in progress	144,008	744,706
Leasehold improvements	6,236,189	5,295,700

	26,722,048	25,677,351

Less accumulated depreciation and amortization	(14,000,966)	(11,863,045)

Land, property and equipment, net	$12,721,082	$13,814,306

Depreciation expense was $2.2 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively, which is included in depreciation and amortization on the accompanying consolidated statements of income.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

5.	Intangible Assets, Net

At December 31, 2018, intangible assets, net consisted of the following:

	Useful	Gross			Gross		Net
	Life	December 31,		Impairment/	December 31,	Accumulated	December 31,
	(Years)	2017	Additions	Disposal	2018	Amortization	2018
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$-	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	-	-	109,883,000	(48,361,773)	61,521,227
Management contracts	15	22,832,000	-	-	22,832,000	(7,447,581)	15,384,419
Member relationships	12	6,696,000	-	-	6,696,000	(1,289,667)	5,406,333
Patient management platform	5	2,060,000	-	-	2,060,000	(446,333)	1,613,667
Tradename/trademarks	20	1,011,000	-	-	1,011,000	(54,763)	956,237
		$144,476,000	$-	$-	$144,476,000	$(57,600,117)	$86,875,883

At December 31, 2017, intangible assets, net consisted of the following:

	Useful	Gross			Gross		Net
	Life	January 1,		Impairment/	December 31,	Accumulated	December 31,
	(Years)	2017	Additions	Disposal	2017	Amortization	2017
Indefinite Lived Assets:
Medicare license	N/A	$-	$1,994,000	$-	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	106,660,000	3,223,000	-	109,883,000	(35,842,508)	74,040,492
Management contracts	15	22,832,000	-	-	22,832,000	(5,014,886)	17,817,114
Member relationships	5-12	3,235,000	6,696,000	(3,235,000)	6,696,000	(46,500)	6,649,500
Patient management platform	5	-	2,060,000	-	2,060,000	(34,336)	2,025,664
Tradename/trademarks	20	-	1,011,000	-	1,011,000	(4,212)	1,006,788
		$132,727,000	$14,984,000	$(3,235,000)	$144,476,000	$(40,942,442)	$103,533,558

Amortization expense was $17.1 million and $17.5 million, (excluding $0.4 million of amortization expense for exclusivity incentives) for the years ended December 31, 2018 and 2017, respectively, which is included in depreciation and amortization on the accompanying consolidated statements of income.

During the year ended December 31, 2017, the Company recorded an impairment of member relationship intangible assets with a cost of approximately $3.2 million.

Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2019	$14,480,000
2020	12,671,000
2021	10,960,000
2022	9,448,000
2023	7,793,000
Thereafter	29,530,000

$84,882,000

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

6.	Goodwill

The following is a summary of goodwill activity for the years ended December 31, 2018 and 2017:

Amount

Balance at January 1, 2017	$103,407,351
Acquisitions	86,439,851
Balance at December 31, 2017	$189,847,202
Adjustments	(242,456)
Impairment – (MMG)	(3,798,866)

Balance at December 31, 2018	$185,805,880

As of December 31, 2018, the Company wrote off the remaining goodwill balance of MMG of $3.8 million (included in impairment of goodwill and intangible assets in the accompanying consolidated statements of income), as MMG is no longer utilized and therefore do not provide any future economic benefit.

7.	Investments in Other Entities

Equity Method

Investments in other entities – equity method consisted of the following:

Years ended December 31,	2018	2017

Universal Care, Inc.	$2,635,945	$8,609,455
LaSalle Medical Associates – IPA Line of Business	7,054,888	9,452,767
Diagnostic Medical Group	2,257,346	1,847,411
Pacific Medical Imaging & Oncology Center, Inc.	1,359,494	1,400,693
Pacific Ambulatory Surgery Center, LLC	285,198	593,198
Accountable Health Care IPA – related party	4,977,957	-
531 W. College, LLC – related party	16,273,152	-
MWN, LLC – related party	33,000	-

	$34,876,980	$21,903,524

LaSalle Medical Associates

LaSalle Medical Associates (“LMA”) was founded by Dr. Albert Arteaga in 1996 and currently operates four neighborhood medical centers through its network of more than 2,100 PCP and Specialists providers, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal and they also accept Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 410,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the year ended December 31, 2018, APC recorded a net loss of $2.4 million from its investment in LMA as compared to net income of $0.9 million for the year ended December 31, 2017, in the accompanying consolidated statements of income. During the year ended December 31, 2017, APC received dividends of $1.0 million, from LMA. The investment balance was $7.1 million and $9.5 million at December 31, 2018 and 2017, respectively.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

LMA’s IPA line of business summarized balance sheets at December 31, 2018 and 2017 and summarized statements of operations for the years ended December 31, 2018 and 2017 are as follows (unaudited):

Balance Sheets

December 31,	2018 (unaudited)	2017 (unaudited)

Assets
Cash and cash equivalents	$18,444,702	$21,065,105
Receivables, net	2,897,337	2,433,116
Other current assets	5,459,442	1,565,606
Loan receivable	1,250,000	1,250,000
Restricted cash	667,414	662,109

Total assets	$28,718,895	$26,975,936

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity
Current liabilities	$26,837,814	$20,353,337
Stockholders’ equity	1,881,081	6,622,599

Total liabilities and stockholders’ equity	$28,718,895	$26,975,936

Statements of Operations

Years ended December 31,	2018 (unaudited)	2017 (unaudited)

Revenues	$239,031,485	$195,143,984
Expenses	251,738,193	188,265,085

(Loss) Income from operations	(12,706,708)	6,878,899

Other Income	173,356	-

(Loss) Income before income tax (benefit) provision	(12,533,352)	6,878,899

Income tax (benefit) provision	(3,334,332)	3,083,333

Net (loss) income	$(9,199,020)	$3,795,566

Pacific Medical Imaging and Oncology Center, Inc.

PMIOC was incorporated in 2004 in the state of California. PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high quality diagnostic services such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry and digital mammography at their facilities.

In July 2015, APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA invested $1.2 million for a 40% ownership in PMIOC.

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract APC paid PMIOC fees of $2.5 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the year ended December 31, 2018, PMIOC recorded a net loss of $41,199 from its investment as compared to net income of $0.1 million for the year ended December 31, 2017, in the accompanying consolidated statements of income and has an investment balance of $1.4 million at December 31, 2018 and 2017, respectively.

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

On August 10, 2015, UCAP, an entity solely owned 100% by APC with APC’s executives, Dr. Thomas Lam, Dr. Pen Lee and Dr. Kenneth Sim, as designated managers, purchased from UCI 100,000 shares of UCI class A-2 voting common stock (comprising 48.9% of the total outstanding UCI shares, but 50% of UCI’s voting common stock) for $10 million. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the years ended December 31, 2018 and 2017, APC recorded losses from this investment of $6.0 million and $2.3 million, respectively, in the accompanying consolidated statements of income and has an investment balance of $2.6 million and $8.6 million at December 31, 2018 and 2017, respectively.

UCI’s balance sheets at December 31, 2018 and 2017 and statements of operations for the years ended December 31, 2018 and 2017 are as follows:

Balance Sheets

December 31,	2018 (unaudited)	2017 (unaudited)

Assets
Cash	$27,812,520	$21,872,894
Receivables, net	46,978,703	18,618,760
Other current assets	18,670,350	13,021,520
Other assets	661,621	3,754,470
Property and equipment, net	2,786,996	1,576,621

Total assets	$96,910,190	$58,844,265

Liabilities and stockholders’ deficit

Current liabilities	$89,731,133	$54,421,532
Other liabilities	25,024,043	10,051,952
Stockholders’ deficit	(17,844,986)	(5,629,219)

Total liabilities and stockholders’ deficit	$96,910,190	$58,844,265

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Statements of Operations

Years ended December 31,	2018 (unaudited)	2017 (unaudited)

Revenues	$326,719,634	$188,389,384
Expenses	335,242,582	193,196,938

Loss before income tax provision (benefit)	(8,522,948)	(4,807,554)
Income tax provision (benefit)	3,692,818	(36,835)

Net loss	$(12,215,766)	$(4,770,719)

Diagnostic Medical Group

APC accounts for its 40% investment in Diagnostic Medical Group (“DMG”), a California professional corporation, under the equity method of accounting as APC-LSMA, a designated shareholder professional corporation, has the ability to exercise significant influence, but not control over DMG’s operations. APC-LSMA is controlled and consolidated by APC who is the primary beneficiary of this VIE. APC recorded income from this investment of $1.0 million and $0.4 million in 2018 and 2017, respectively, in the accompanying consolidated statements of income. During the years ended December 31, 2018 and 2017, APC received dividends of $0.6 million and $0.2 million, respectively, from DMG. The investment balance was $2.3 million and $1.8 million at December 31, 2018 and 2017, respectively.

Pacific Ambulatory Surgery Center, LLC

Pacific Ambulatory Surgery Center, LLC (“PASC”), a California limited liability company, is a multi-specialty outpatient surgery center that is certified to participate in the Medicare program and is accredited by the Accreditation Association for Ambulatory Health Care. PASC has entered into agreements with organizations such as healthcare service plans, independent practice associations, medical groups and other purchasers of healthcare services for the arrangement of the provision of outpatient surgery center services to subscribers or enrollees of such health plans.

APC accounts for its 40% investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. APC recorded a loss from this investment of $0.3 million in 2018 as compared to income of $0.2 million in 2017, in the accompanying consolidated statements of income and has an investment balance of $0.3 million and $0.6 million at December 31, 2018 and 2017, respectively.

Accountable Health Care, IPA – Related Party

Accountable Health Care IPA (“Accountable”) is a California professional medical corporation that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable currently has a network of over 400 primary and 700 specialty care physicians, and eight community and regional hospital medical centers that provide quality health care services to more than 160,000 members of seven federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and Healthy Families.

On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable capital stock (see Note 8). As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s current enterprise value, which has not been completed as of the filing of this Report. APC accounts for its investment in Accountable under the equity method of accounting. During the year ended December 31, 2018, the Company recorded losses from this investment of $22,043 in the accompanying consolidated statement of income. The accompanying consolidated balance sheet includes the related investment balance of $5.0 million at December 31, 2018.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Accountable’s balance sheet at December 31, 2018 and statement of operations for the year ended December 31, 2018 are as follows:

Balance Sheet

December 31,	2018 (unaudited)

Assets
Cash	$5,582,837
Receivables, net	11,246,477
Other current assets	30,940
Other assets	1,312,768
Property and equipment, net	138,690

Total assets	$18,311,712

Liabilities and Stockholders’ Deficit
Current liabilities	$16,824,083
Other liabilities	19,500,000
Stockholders’ deficit	(18,012,371)

Total liabilities and stockholders’ deficit	$18,311,712

Statement of Operations

Year ended December 31,	2018 (unaudited)

Revenues	$96,204,337
Expenses	99,690,049

Loss before income tax provision	(3,485,712)
Income tax provision	800

Net loss*	$(3,486,512)

*	APC’s allocation of net loss commenced on September 21, 2018.

531 W. College LLC – Related Party

In June 2018, College Street Investment LP, a California limited partnership (“CSI”), APC and NMM entered into an operating agreement to govern the limited liability company, 531 W. College, LLC and the conduct of its business, and to specify their relative rights and obligations. CSI, APC and NMM, each owns 50%, 25% and 25%, respectively, of member units based on initial capital contributions of $16.7 million, $8.3 million, and $8.3 million, respectively.

An agreement of purchase and sale and joint escrow instructions (“Purchase Agreement”) with an effective date of April 10, 2018 was entered into between 531 W. College, LLC and Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, pursuant to which 531 W. College LLC agreed to purchase a former hospital located in Los Angeles, California. The total purchase price of the real estate was $33.3 million. In June 2018, APC, NMM and AMHC Healthcare, Inc. on behalf of CSI, wired $8.3 million, $8.3 million and $16.7 million, respectively into an escrow account for the benefit of 531 W. College, LLC to purchase the hospital pursuant to the Purchase Agreement. The transaction closed on June 28, 2018. APC and NMM accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC and NMM have the ability to exercise significant influence, but not control over the operations of this joint venture. APC and NMM’s investment is presented as an investment in equity method in the accompanying consolidated balance sheet as of December 31, 2018.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2018, NMM and APC has recorded losses from its investment in 531 W. College LLC of $0.2 million, respectively, in the accompanying consolidated statement of income. The accompanying consolidated balance sheet includes the related investment balance of $16.3 million related to NMM and APC’s investment at December 31, 2018.

531 W. College LLC’s balance sheet and statement of operations at December 31, 2018 is as follows:

Balance Sheet

December 31,	2018 (unaudited)

Assets
Cash	$158,088
Other current assets	16,137
Other assets	70,000
Property and equipment, net	33,394,792

Total assets	$33,639,017

Liabilities and Stockholders’ Equity
Current liabilities	$1,007,413
Stockholders’ equity	32,631,604

Total liabilities and stockholders’ equity	$33,639,017

Statement of Operations

Year ended December 31,	2018 (unaudited)

Revenues	$-
Expenses	875,771

Loss before other income	(875,771)

Other income	162,451

Net loss	$(713,320)

MWN LLC – Related Party

On December 18, 2018, NMM along with 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each owns 33.3% of membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. As of December 31, 2018, NMM’s investment balance of $33,000 is included in investments in other entities - equity method in the accompanying consolidated balance sheet.

Investment in privately held entity that does not report net asset value per share

In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented approximately 2.8% ownership. APC also received a 5-year warrant to purchase 270,000 membership interests. A 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests are contingent upon the portal completion date, which has not been completed as of December 31, 2018. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

8.	Loans Receivable – Related Parties

Accountable Health Care IPA

On October 9, 2017, NMM and APC-LSMA entered into an agreement with Accountable, a California professional medical corporation, Signal Health Solutions, Inc. (“Signal”), a California corporation and George M. Jayatilaka, M.D. (“Dr. Jay”), individually, whereby concurrent with the execution of the agreement, APC-LSMA extended a line of credit to Dr. Jay in the principal amount of $10 million (“Dr. Jay Loan”) to fund the working capital needs of Accountable ($5 million of which was funded by APC on behalf of APC-LSMA and the other $5 million was funded by NMM to Dr. Jay). Interest on the Dr. Jay Loan accrues at a rate that is equal to the prime rate plus 1% (6.50% and 5.50% as of December 31, 2018 and 2017, respectively) and payable in monthly installments of interest only on the first day of each month until the date that is 3 years following the initial date of funding, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The Dr. Jay Loan will not be subordinated. The Dr. Jay Loan shall at all times be secured by a first-lien security interest in shares of Accountable owned by Dr. Jay.

Concurrent with the funding of the Dr. Jay Loan, Dr. Jay will loan to Accountable the entire proceeds of the Dr. Jay Loan at the same interest rate and maturity date as the Dr. Jay Loan (“Dr. Jay-Accountable Subordinated Loan”). Repayment of the Dr. Jay-Accountable Subordinated Loan will be subordinated to Accountable’s creditors in a manner acceptable to the California Department of Managed Health Care (“DMHC”).

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

At any time on or before the date that is one year following the initial funding date of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert up to $5 million of the outstanding principal amount into shares of Accountable’s capital stock. At any time after the date that is one year following the funding date, the Dr. Jay Loan may be prepaid at any time. Within three years following the initial funding of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert the then outstanding principal amount into Accountable shares based on Accountable’s then-current valuation. On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable capital stock. As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s enterprise value as of the exercise date, which has not been completed as of the filing of this Report. APC accounted for its investment in Accountable under the equity method of accounting (see Note 7).

Subsequent to the funding of the Dr. Jay Loan, to the extent needed by Accountable for working capital needs as determined by APC-LSMA, APC-LSMA will extend an additional line of credit in the principal amount up to $8 million. The funding mechanism, interest rate and maturity date of such additional line of credit shall be the same as the Dr. Jay Loan and additional collateral security in Accountable’s issued and outstanding shares will be required.

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

Universal Care, Inc.

In 2015, APC advanced $5.0 million on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, and November 28, 2018, APC advanced an additional $2.5 million and $5.0 million, respectively. These subordinated loans accrue interest at the prime rate plus 1%, or 6.50% and 5.50%, as of December 31, 2018 and 2017, respectively, with interest to be paid monthly. The repayment schedule is based on certain contingent criteria, and accordingly, the entire note receivable has been classified under loans receivable - related parties on the consolidated balance sheets in the amount of $12.5 million and $5.0 million as of December 31, 2018 and 2017, respectively.

9.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

December 31,	2018	2017

Accounts payable	$4,481,544	$3,786,381
Specialty capitation payable	300,000	547,307
Subcontractor IPA risk pool payable	2,532,750	1,348,376
Professional fees	2,251,741	3,004,215
Due to related parties	1,488,313	-
Contract liabilities	9,024,235	250,000
Accrued compensation	4,996,906	4,343,341

	$25,075,489	$13,279,620

10.	Medical Liabilities

Medical liabilities consisted of the following:

Years ended December 31,	2018	2017

Balance, beginning of year	$63,972,318	$18,957,465
Medical liabilities assumed from Merger	-	39,353,540
Claims paid for previous year	(36,549,348)	(23,075,516)
Incurred health care costs	209,002,961	121,846,375
Claims paid for current year	(167,537,480)	(92,476,160)
Payment to CMS based on APAACO 2017 year settlement	(34,464,826)	-
Adjustments	(781,924)	(633,386)

Balance, end of year	$33,641,701	$63,972,318

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

11.	Bank Loan, Lines of Credit and Loan Payable

Bank Loans

In December 2010, ICC obtained a loan of $4.6 million from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate”, or 5.50% and 4.50% per annum, as of December 31, 2018 and December 31, 2017, respectively. The loan is collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matured on December 31, 2018 and final payment was made in January 2019. As of December 31, 2018 and December 31, 2017, the balance outstanding was $40,257 and $510,391, respectively, and is classified as current liabilities. As of December 31, 2018 and December 31, 2017, ICC was in compliance with all affirmative and negative covenants contained in the loan agreement.

Lines of Credit – Related Party

On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. The NMM Business Loan Agreement was amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019 pursuant to an amendment agreement entered into on March 5, 2019 and to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625% and 4.625%, as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, NMM was in compliance with such financial debt covenant requirements. Pursuant to the June 2018 amendment, certain covenants were modified or deleted in its entirety; the loan is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. In October 2017, NMM borrowed $5.0 million on this line of credit to make a $5.0 million loan advance to Accountable Health Care IPA (see Note 8), and on June 27, 2018, NMM borrowed an additional $8.0 million under this line of credit to fund its investment in 531 W. College LLC. The amount outstanding as of December  31, 2018 and December 31, 2017 was $13.0 million and $5.0 million, respectively. As of December 31, 2018 and December 31, 2017, availability under this line of credit was $0.7 million and $8.3 million, respectively.

On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“NMM Line of Credit Agreement”) which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of December 31, 2018. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. The line of credit was obtained to finance potential acquisitions, with each drawdown to be converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule, the availability of the line of credit is reduced accordingly based on the aggregate amount drawn. As of December 31, 2018, availability under this line of credit was $20.0 million.

On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“APC Business Loan Agreement”) which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625% and 4.625%, as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, APC was not in compliance with certain financial debt covenant requirements contained in the loan agreement for which APC obtained a waiver through June 30, 2018. As of December 31, 2018, APC was in compliance with such financial debt covenant requirements. Pursuant to the June 2018 amendment, certain covenants were modified or deleted in its entirety and the guarantee made by individual shareholders of APC was removed. The loan is also collateralized by substantially all assets of APC. No amounts were drawn on this line during the year ended December 31, 2018 and no amounts were outstanding as of December 31, 2018 and December 31, 2017. As of both December 31, 2018 and December 31, 2017, availability under this line of credit was $9.7 million.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Standby Letters of Credit

On March 3, 2017, APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) for $6.7 million for the benefit of CMS. The letter of credit expired on December 31, 2018 and is deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.

On October 3, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2019 and is deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.

APC established irrevocable standby letters of credit with a financial institution for a total of $0.3 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

12.	Income Taxes

Provision for income taxes consisted of the following for the years ended December 31:

	2018	2017
Current
Federal	$21,058,703	$19,219,251
State	9,646,172	5,336,885

	30,704,875	24,556,136

Deferred
Federal	(5,954,666)	(18,718,113)
State	(2,390,569)	(1,951,238)

	(8,345,235)	(20,669,351)

Total provision for income taxes	$22,359,640	$3,886,785

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2018, the Company had federal and California net operating loss carryforwards of approximately $22.9 million and $23.1 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2026 through 2037; however $2.5 million of the Federal operating loss does not expire and will be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company had a change in control under these Sections with the completion of the Merger. The Company has performed an analysis of the limitation on the NOLs acquired with the Merger and has determined it will be able to utilize all of the net operating losses (“NOLs”) before they expire.

Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2018 and December 31, 2017 are shown below. During the year ended December 31, 2018, the Company recorded a non-cash reclassification $0.9 million of deferred tax liabilities to income tax payable related to utilization of NOLs. A valuation allowance of $3.4 million as of December 31, 2018 and December 31, 2017, respectively, has been established against the Company's deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain.

	2018	2017

Deferred tax assets (liabilities)
State taxes	$1,886,010	$1,001,754
Stock options	1,660,664	1,784,524
Accrued payroll and related cost	238,633	185,130
Accrued hospital pool deficit	168,413	282,913
Allowance for bad debts	1,124,917	-
Investment in other entities	884,922	(1,437,061)
Net operating loss carryforward	6,414,256	7,069,776
Property and equipment	(1,286,087)	(1,286,452)
Acquired intangible assets	(24,084,892)	(28,626,943)
Risk Pool Receivable	(2,434,573)	-
Other	(792,781)	(504,307)

Net deferred tax liabilities before valuation allowance	(16,220,518)	(21,530,666)

Valuation allowance	(3,395,417)	(3,385,932)
Net deferred tax liabilities	$(19,615,935)	$(24,916,598)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA establishes new tax laws that will take effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the Transition Tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions: and (7) limitations on NOLs generated after December 31, 2018, to 80% of taxable income.

ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.

During the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the TCJA, for which the accounting had not been finalized, by applying the guidance in SAB 118. The Company recorded a decrease in its deferred tax assets and deferred tax liabilities of $6.6 million and $16.3 million, respectively, with a corresponding net adjustment to deferred income tax benefit of $9.7 million for the year ended December 31, 2017. Accordingly, the Company completed its accounting for the tax effects of the TCJA in 2018 and did not recognize any material adjustments to the 2018 provisional income tax expense.

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

	2018	2017

Tax provision at U.S. Federal statutory rates	21.0%	35.0%
State income taxes net of federal benefit	6.7	4.4
Non-deductible permanent items	1.3	(9.7)
Non-taxable entities	(0.7)	(1.9)
Stock-based compensation	(1.8)	0.9
Change in valuation allowance		(2.9)
Entity Conversion	0.5	-
Change in rate	-	(19.4)
Other	0.1	1.4

Effective income tax rate	27.1%	7.8%

The Company's effective tax rate is different from the federal statutory rate of 21% due primarily to state taxes, share-based compensation and permanent adjustments. As of December 31, 2018 and 2017, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

APC

As the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interests in mezzanine or temporary equity. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of December 31, 2018 and 2017.

During 2017, APC received cash in the aggregate amount of $0.2 million from the exercise of stock options to purchase 1,056,600 shares of APC common stock at $0.17 per share. In accordance with relevant accounting guidance, the amounts collected are reflected as a long-term liability for unissued equity shares as of December 31, 2018 based on the terms of the forfeiture feature of the option, as noted above.

During 2017, APC sold an aggregate of 266,000 shares of common stock at $1.00 per share for aggregate proceeds of $0.3 million.

During 2017, an aggregate of 1,466,000 shares of APC common stock were repurchased for $1.5 million at a price of $1.00 per share. An aggregate of 345,300 shares of APC common stock were repurchased for $0.1 million at $0.17 per share. Such share repurchases reduced the number of shares issued and outstanding as they were subsequently retired.

On December 18, 2018, the Company entered into a settlement agreement and mutual release with former APCN shareholders to repurchase all the equity interests in APC previously held by these shareholders. APC paid approximately $1.7 million to repurchase 1,662,571 shares of common stock (see Note 14). The Company recorded approximately $0.4 million of legal settlement expense based on the proposed settlement amount which exceeded the fair value of the repurchased APC shares of common stock.

Shareholders’ Equity

Preferred Stock – Series A

On October 14, 2015, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 1,111,111 units, each unit consisting of one share of ApolloMed’s Preferred Stock (the “Series A”) and a common stock warrant (a “Series A Warrant”) to purchase one share of ApolloMed’s common stock at an exercise price of $9.00 per share. NMM paid ApolloMed an aggregate of $10 million for the units, the proceeds of which were used by ApolloMed primarily to repay certain outstanding indebtedness owed by ApolloMed to NNA and the balance for working capital.

As required by ASC 805-10-25-10, NMM, who was the accounting acquirer, remeasured its previously held interest in ApolloMed’s (the accounting acquiree) Series A at its acquisition-date fair value of $12.7 million and was added to the consideration transferred in the exchange. As part of the Merger between NMM and ApolloMed (see Note 3), the fair value of $12.7 million of such shares of Series A were included in purchase price consideration. The valuation methodology was based on an Option Pricing Method ("OPM") which utilized the observable publicly traded common stock price in valuing the Series A preferred stock within the context of the capital structure of the Company. OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%.

At December 31, 2017, this investment was eliminated in consolidation due to the merger between ApolloMed and NMM (see Note 3).

Preferred Stock – Series B

On March 30, 2016, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 555,555 units, each unit consisting of one share of ApolloMed’s Series B Preferred Stock (“Series B”) and a common stock warrant (a “Series B Warrant”) to purchase one share of ApolloMed’s common stock at an exercise price of $10.00 per share. NMM paid ApolloMed an aggregate $5 million for the units.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

As required by ASC 805-10-25-10, NMM, who was the accounting acquirer, remeasured its previously held interest in ApolloMed’s (the acquiree) Series B at its acquisition-date fair value of $6.4 million, and was added to the consideration transferred in the exchange. As part of the Merger between NMM and ApolloMed (see Note 3), the fair value of $6.4 million of such shares of Series B were included in purchase price consideration. The valuation methodology was based on an OPM which utilized the observable publicly traded common stock price in valuing the Series B preferred stock within the context of the capital structure of the Company. OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%.

NMM recorded a gain of approximately $8.6 million to reflect the fair values of the Series A and Series B prior to the Merger date, which is included in gain from investments in the accompanying consolidated statement of income for the year ended December 31, 2017.

2017 Share Issuances and Repurchases

Prior to the Merger date, NMM received cash in the aggregate amount of approximately $0.3 million from the exercise of stock options to purchase 102,199 shares of NMM common stock at $2.44 per share. In accordance with relevant accounting guidance, the amounts collected through December 7, 2017 were reflected as a long-term liability for unissued equity shares as of December 7, 2017 based on the terms of the forfeiture feature of the option, as noted above. In connection with the merger, the amount included in long-term liability of approximately $1.2 million for unissued equity shares were reclassified to equity to reflect the issuance of 508,133 shares of NMM common stock, which also resulted in the acceleration of the unvested portion of stock options in the amount of approximately $0.8 million which was recorded as share-based compensation expense in the consolidated statements of income.

Prior to the Merger date, an option (non-exclusivity) was exercised for the purchase of 102,641 shares of NMM common stock at $1.46 per share for gross proceeds of approximately $0.2 million.

Prior to the Merger date, NMM sold an aggregate of 129,651 shares of common stock at $14.61 per share for aggregate proceeds of approximately $1.9 million.

Prior to the Merger date, an aggregate of 109,123 shares of NMM common stock were repurchased for approximately $1.6 million at a price of $14.61 per share. An aggregate of 23,628 shares of NMM common stock were repurchased for $0.1 million at a price of $2.44 per share. Such share repurchases reduced the number of shares issued and outstanding as they were subsequently retired.

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

•

ApolloMed held back an aggregate of 3,039,749 shares of common stock issuable to former NMM Shareholders, representing 10% of the total number of shares of ApolloMed common stock issuable to former NMM Shareholders, to secure indemnification rights of AMEH and its affiliates under the Merger Agreement (the “Holdback Shares”). The Holdback Shares are required to be issued to former NMM Shareholders 50% on the first and 50% on the second anniversary of the closing of the Merger.  No indemnification claim was made before December 8, 2018 and, accordingly, the first tranche of 1,519,805 shares was required to be issued on that date.  These 1,519,805 shares are deemed to be issued and outstanding as of December 31, 2018 for all purposes in this Annual Report, even though the actual stock certificates were not prepared and delivered by that date.  The first tranche of shares required to be released in December 2018 is subject to the lock-up period that expires on June 7, 2019.

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Upon consummation of the Merger, the Company issued 520,081 shares its common stock with a fair value of approximately $5.4 million from the conversion of the Alliance Note and accrued interest.

Common Stock

As of the date of this Report, 480,212 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of Closing of the Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the Merger Agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.

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

Equity Incentive Plans

In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2010 Equity Incentive Plan (the “2010 Plan”) pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The 2010 Plan provides for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of December 31, 2018, there were no shares available for grant.

In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2018, there were no shares available for future grants under the 2013 Plan.

In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Plan and 2013 Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by ApolloMed’s stockholders at ApolloMed’s 2016 annual meeting of stockholders that was held on September 14, 2016. As of December 31, 2018 and 2017, there were approximately 0.9 million and 1.0 million shares available for future grants under the 2015 Plan, respectively.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Options outstanding at January 1, 2017	-	$-	-	$-
Options assumed in the Merger (see Note 3)	1,141,040	3.95	5.85	22.6
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at December 31, 2017	1,141,040	$3.95	5.79	$22.6
Options granted	155,000	9.85	-	-
Options exercised	(639,800)	4.11	-	9.8
Options forfeited	(9,000)	3.41	-	-

Options outstanding at December 31, 2018	647,240	$5.62	4.13	$9.2

Options exercisable at December 31, 2018	647,240	$5.62	4.13	$9.2

During the year ended December 31, 2018, stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 151,346 shares of the Company’s common stock, which resulted in the Company issuing 109,438 net shares.

During the year ended December 31, 2018, stock options were exercised for 488,464 shares of the Company’s common stock, which resulted in proceeds of approximately $1.8 million. The exercise prices ranged from $0.01 to $10.00 per share.

Stock Options Issued Under Primary Care Physician Agreements

On October 1, 2014, NMM and APC entered into an Exclusivity Amendment Agreement as part of the Primary Care Physician Agreement to issue stock options to purchase shares of NMM and APC common stock.

The medical providers agreed to exclusivity to APC for health enrollees in consideration per provider of an exclusivity incentive in the amount of $25,000 (or $15,000 if already a preferred provider). The stock options were granted from the date of agreement through May 1, 2015 and are treated as issuances to non-employees. The exercise price of the stock options was $2.44 (for NMM pre-merger) and $0.17 (for APC) per share and providers were able to exercise anytime between August 1, 2015 and October 1, 2019, as long as the providers continue to provide services pursuant to the terms of the agreement through October 1, 2019. If the agreement is terminated by the provider with or without cause, the exclusivity incentive and any capitation payment above standard rates made in accordance with the terms of the agreement shall be fully repaid to APC by the terminating medical provider. In addition, any unexercised share options held by the terminating medical provider will be forfeited on effective date of termination, and any share options that have been exercised will be bought back by NMM and APC at the original purchase price.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017, a total of 7,110,150 APC stock options were exercised for the purchase of shares of common stock that resulted in aggregate proceeds received by APC of $1.2 million. In accordance with relevant accounting guidance the options are reflected as long-term liability for unissued equity shares as of December 31, 2018 and 2017 of $1.2 million based on the features noted above.

The stock options under the Exclusivity Amendment Agreement were accounted for at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

Year ended December 31,	2018	2017

Expected term	0.75 years	0.93 - 1.75 years
Expected volatility	38.10% - 41.60%	38.10% - 41.60%
Risk-free interest rate	1.64% - 1.86%	1.64% - 1.86%
Market value of common stock	$0.52 - $0.76	$0.52 - $0.76
Annual dividend yield	2.23% - 3.53%	2.23% - 3.53%
Forfeiture rate	0% - 6.8%	0% - 6.8%

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2017	1,910,400	$0.167	2.75	$1,138,598
Options granted	-	-	-	-
Options exercised	(1,056,600)	0.167	-	(629,734)
Options forfeited	-	-	-	-
Options outstanding at December 31, 2017	853,800	$0.167	1.75	$508,864
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-

Options outstanding at December 31, 2018	853,800	$0.167	0.75	$508,864

Options exercisable at December 31, 2018	853,800	$0.167	0.75	$508,864

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of December 31, 2018 and 2017.

Share-based compensation expense related to option awards granted to primary care physicians with Exclusivity Agreements to purchase shares of APC’s common stock, are recognized over their respective vesting periods, and consisted of the following:

Year ended December 31,	2018	2017

Share-based compensation expense:
General and administrative	809,528	2,113,116

	$809,528	$2,113,116

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The remaining unrecognized share based compensation expense of stock option awards granted in connection with the Exclusivity Amendment Agreements as of December 31, 2018 and 2017 was $0.6 million and $1.4 million for APC, respectively, which is expected to be recognized over the remaining term of 0.75 years and 1.75 years, respectively.

Warrants

Common stock warrants, to purchase 1,111,111 shares of ApolloMed common stock, issued to NMM in connection with the Series A Preferred Stock investment in ApolloMed may be exercised at any time after issuance and through October 14, 2020, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the Merger between NMM and ApolloMed (see Note 3), such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the merger date.

Common stock warrants, to purchase 555,555 shares of ApolloMed common stock, issued to NMM in connection with the Series B Preferred Stock investment in ApolloMed may be exercised at any time after issuance and through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the Merger between NMM and ApolloMed (see Note 3), such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the Merger date.

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In Millions)
Warrants outstanding at January 1, 2017	-	$-	-	$-
Warrants assumed in the Merger	1,898,541	$9.06	2.69	$1.8
Warrants granted (see Note 3)	1,750,000	10.49	5.00	-
Warrants outstanding at December 31, 2017	3,648,541	$9.75	3.74	$52.0
Warrants granted	-	-	-	-
Warrants exercised	(286,357)	7.84	-	3.0
Warrants forfeited	(30,189)	4.50	-	-

Warrants outstanding at December 31, 2018	3,331,995	$9.93	2.97	$33.1

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

				Weighted
		Weighted		Average
		Average		Exercise Price
Exercise Price Per	Warrants	Remaining	Warrants	Per
Share	Outstanding	Contractual Life	Exercisable	Share

$9.00	1,079,622	1.79	1,079,622	$9.00
10.00	1,421,508	3.29	1,421,508	10.00
11.00	830,865	3.94	830,865	11.00

$9.00 –10.00	3,331,995	2.97	3,331,995	$9.92

During the year ended December 31, 2018, common stock warrants were exercised for 286,357 shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $2.2 million. The exercise price ranged from $4.00 to $11.00 per share.

Dividends

During the years ended December 31, 2018 and 2017, NMM paid dividends of $13.8 million and $0, respectively. The dividends paid in the year ended December 31, 2018 was declared in December 2017 as part of the merger between ApolloMed and NMM and was classified as restricted cash (see Note 3). The $4.2 million that was previously treated as dividends in 2017 were reclassified as share repurchase (see Note 14).

During the year ended December 31, 2018 and 2017, APC paid dividends of $2.0 million and $8.75 million, respectively.

During the years ended December 31, 2018 and 2017, CDSC paid distributions of $2.0 million and $1.7 million, respectively.

Treasury Stock

APC owns 1,682,110 shares of ApolloMed’s common stock as of December 31, 2018 and December 31, 2017, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes.

See Note 14 for repurchase of ApolloMed’s equity instruments in connection with settlement agreement.

14.	Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under certain non-cancelable operating lease agreements. Rental expense for the years ended December 31, 2018 and 2017 was approximately $4.3 million and $2.4 million, respectively. See Note 15 for related party rental expense amounts. As of December 31, 2018, the future minimum rental payments under non-cancelable operating leases were approximately as follows:

Years ending December 31,	Amount

2019	$2,848,000
2020	2,267,000
2021	783,000
2022	487,000
2023	489,000
Thereafter	243,000

Total	$7,117,000

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

In September 2017, ICC entered into a lease for medical equipment. In accordance with relevant accounting guidance the lease is classified as a capital lease. The lease requires monthly payments of $9,910 through August 2024 and bears interest at the rate of 3.00% per annum.

The following is a schedule of future minimum lease payments on the non-cancelable capital lease as of December 31, 2018:

Year ending December 31,	Amount

2018	$673,878

Total minimum payments required	673,878
Less amount representing interest	(54,876)

Present value of net minimum lease payments	619,002
Less current portion	(101,741)

Long-term portion	$517,261

Equipment under capital lease	$750,000
Less: accumulated amortization	(160,714)

$589,286

As of December 31, 2018 the future minimum payments under non-cancelable capital leases were approximately as follows:

Years ending December 31,	Amount

2019	119,000
2020	119,000
2021	119,000
2022	119,000
2023	119,000
Thereafter	79,000

Total	$674,000

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

As a risk-bearing organization, the Company is required to follow regulations of the DMHC. The Company must comply with a minimum working capital requirement, tangible net equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. At December 31, 2018 and 2017, APC was in compliance with these regulations.

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

Standby Letters of Credit

As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount of 2% of our benchmark Medicare Part A and Part B expenditures. The Company has established irrevocable standby letters of credit with Preferred Bank, which is affiliated with one of the Company’s board members, of $6.6 million and $6.7 million for the 2018 and 2017 performance years, respectively (see Note 11).

APC established irrevocable standby letters of credit with a financial institution for a total of $0.3 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated (see Note 11).

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of its business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Prospect Medical Systems

On or about March 23, 2018 and April 3, 2018, a Demand for Arbitration and an Amended Demand for Arbitration were filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG, ApolloMed and AMM with Judicial Arbitration Mediation Services in California, arising out of MMG’s purported business plans, seeking damages in excess of $5.0 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. MMG, ApolloMed and AMM dispute the allegations and intend to vigorously defend against this matter. The resolution of this matter and any potential range of loss in excess of any current accrual cannot be reasonably determined or estimated at this time primarily because the matter has not been fully arbitrated and presents unique regulatory and contractual interpretation issues.

APCN Shareholders

On December 18, 2018 the Company entered into a settlement agreement and mutual release with former APCN shareholders to repurchase all the equity interests in ApolloMed and APC previously held by these shareholders pursuant to the stipulation. ApolloMed and APC paid approximately $4.2 million and $1.7 million, respectively, to repurchase 168,493 and 1,662,571 shares of common stock of each company, respectively. The Company recognized approximately $0.8 million of legal settlement liability based on the settlement amount which exceeded the fair value of the repurchased ApolloMed and APC shares of common stock and warrants.

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

15.	Related Party Transactions

On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (See Note 7), in the amount of $5.0 million. On June 28, 2018 and November 28, 2018, UCAP entered into two new subordinated note receivable agreements with UCI in the amount of $2.5 million and $5.0 million, respectively (see Note 8).

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2018 and 2017, NMM earned approximately $21.6 million and $17.6 million, respectively, in management fees, of which $0.8 million and $0.4 million, remained outstanding, respectively, from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 7).

During the years ended December 31, 2018 and 2017, APC paid approximately $2.5 million and $2.3 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 7).

During the years ended December 31, 2018 and 2017, APC paid approximately $7.0 million and $6.1 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 7).

During the year ended December 31, 2018 and 2017, APC paid approximately $0.3 million, respectively, to Advance Diagnostic Surgery Center for services as a provider. Advance Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the years ended December 31, 2018 and 2017, NMM paid approximately $1.0 million to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM (see Note 14).

During the years ended December 31, 2018 and 2017, APC paid approximately $0.2 million and $0.4 million, respectively, to Tag-2 Medical Investment Group, LLC (“Tag-2”) for an office lease. Tag-2 shares common ownership with a board member of APC (see Note 14).

During the years ended December 31, 2018 and 2017, the Company paid approximately $0.4 million and $0.1 million, respectively, to Critical Quality Management Corp (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC (see Note 14).

During the years ended December 31, 2018 and 2017, SCHC paid approximately $0.5 million to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC (see Note 14).

During the years ended December 31, 2018 and 2017, APC paid approximately $3.8 million and $2.1 million, respectively, to AMG, Inc. for services as a provider. AMG, Inc. shares common ownership with certain board members of APC.

The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income received related to AHMC, HSMSO and Aurion Corporation:

Years ended December 31,	2018	2017

AHMC – Risk pool revenue	$68,200,000	$42,600,000
HSMSO – Management fees, net	(2,600,000)	(2,600,000)
Aurion – Management fees	(317,000)	(284,000)

Receipts, Net	$65,283,000	$39,716,000

The Company and AHMC has a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the years ended December 31, 2018 and 2017 the Company has recognized risk pool revenue under this agreement of $68.2 million and $42.6 million respectively, of which $44.2 million and $12.1 million, respectively, remain outstanding as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, APC paid an aggregate of approximately $35.2 million and $41.5 million, respectively, to shareholders of APC for provider services, which included approximately $13.5 million and $14.1 million, respectively, to shareholders who are also officers of APC.

In addition, affiliates wholly-owned by the Company’s officers, including Dr. Lam and Dr. Hosseinion, are reported in the accompanying consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.

For equity method investments, loans receivable and line of credits from related parties, see Notes 7, 8 and 11, respectively.

16.	Employee Benefit Plan

NMM has a qualified 401(k) plan that covers substantially all employees who have completed at least six months of service and meet minimum age requirements. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Participants become fully vested after six years of service. NMM matches a portion of the participants’ contributions. NMM’s matching contributions for the years ended December 31, 2018 and 2017 were approximately $0.2 million.

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

17.	Revenue Recognition

At the adoption of Topic 606, the cumulative effect of initially applying the new revenue standard is required to be presented as an adjustment to the opening balance of retained earnings. This cumulative effect amount was determined to be related to the full risk pool arrangements of APC, a variable interest entity (see Note 19). Due to uncertainty surrounding the settlement of the related IBNR reserve, under ASC Topic 605, the Company has historically recognized revenue from full risk pool settlements under arrangements with hospitals when such amounts are known as the related revenue amounts were not deemed to be fixed and determinable until that time. Under ASC Topic 606, the transaction price includes an assessment of variable consideration; therefore, full risk pool settlements under these arrangements are recognized using the most likely method and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical medical loss ratios, IBNR completion factors and constraint percentages were used by management in applying the most likely method. Accordingly, the Company has estimated an additional amount of revenue to recognize the expected amount that is most likely to be paid upon settlement of each of the open full risk pool fiscal year, which amount was included in the adoption date adjustment to retained earnings. Therefore, the cumulative net effect of initially applying Topic 606 in the amount of $10.2 million, which is comprised of $11.6 million of additional revenue, offset by $1.4 million in related management fee expense, has been presented as an adjustment to the opening balance of the mezzanine equity, “Noncontrolling interest in Allied Pacific of California IPA.” Consequently, as a result of APC recording additional receivables, NMM recorded a corresponding entry of $1.4 million to retained earnings related to management fee income. These adjustments were offset by an aggregate adjustment to deferred tax liability of $3.2 million.

The impact of the adoption of ASU 2014-09 on the Company’s revenue, when comparing the amount of revenue recognized for the year ended December 31, 2018 to the revenue that would have been recognized under the prior revenue standard ASC 605, are summarized as follows:

The table below presents the impact of the adoption of Topic 606 on the Company’s consolidated statements of income.

	Year Ended December 31, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Risk pool settlements and incentives	$64,498,841	$36,429,000	$100,927,841
Total revenue	483,478,752	36,429,000	519,907,752
Provision for income taxes	12,173,610	10,186,030	22,359,640
Net income	34,024,521	26,242,970	60,267,491
Net income attributable to noncontrolling interest	26,337,701	23,094,788	49,432,489
Net income attributable to Apollo Medical Holdings, Inc.	$7,686,820	$3,148,182	$10,835,002

Earnings per share - basic	$0.23	$0.10	$0.33
Earnings per share - diluted	$0.21	$0.08	$0.29

The table below presents the impact of the adoption of Topic 606 on the Company’s consolidated balance sheet.

	December 31, 2018
	Under ASC	Effect of ASC	As Reported
	605	606	Under ASC 606
Assets
Receivables, net – related party	$12,292,325	$36,429,000	$48,721,325
Total assets	476,570,049	36,429,000	512,999,049
Current liabilities
Income taxes payable	1,435,831	10,186,030	11,621,861
Deferred tax liability	17,181,362	2,434,573	19,615,935
Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA	202,022,241	23,094,788	225,117,029
Shareholders’ equity
Retained earnings	14,640,021	3,148,182	17,788,203
Total liabilities, mezzanine equity and stockholders' equity	$476,570,049	$36,429,000	$512,999,049

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

The cumulative effect of changes made to the Company’s consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 were as follows:

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Current Assets
Receivables, net – related party	$12,514,492	$11,600,000	$24,114,492

Liabilities, Mezzanine Equity and Stockholders’ Equity

Noncurrent Liabilities
Deferred tax liability	$24,916,598	$3,246,098	$28,162,696

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA	$172,129,744	$7,351,434	$179,481,178

Stockholders’ Equity
Retained earnings	$1,734,531	$1,002,468	$2,736,999

The Company operates as one reportable segment, the healthcare delivery segment, and in only a single state, California. The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type for the year ended December 31, 2018 and 2017:

Year Ended December 31,	2018	2017

Commercial	$197,008,079	$116,947,692
Medicare	187,862,209	120,448,509
Medicaid	90,850,313	92,590,894
Other third parties	44,187,151	26,368,835
Revenue	$519,907,752	$356,355,930

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

18.	Earnings Per Share

Basic net income (loss) per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income (loss) per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for preferred stock and the treasury stock method for options and common stock warrants.

Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. The Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of December 31, 2018 and 2017, APC held 1,682,110 shares of ApolloMed’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share (see Note 13).

Below is a summary of the earnings per share computations:

Years ended December 31,	2018	2017

Earnings per share – basic	$0.33	$1.01
Earnings per share – diluted	$0.29	$0.90
Weighted average shares of common stock outstanding – basic	32,893,940	25,525,786
Weighted average shares of common stock outstanding – diluted	37,914,886	28,661,735

Below is a summary of the shares included in the diluted earnings per share computations:

Years ended December 31,	2018	2017

Weighted average shares of common stock outstanding – basic	32,893,940	25,525,786
10% shares held back pursuant to indemnification clause	2,935,512	3,039,749
Stock options	459,440	44,716
Warrants	1,625,994	51,484
Weighted average shares of common stock outstanding – diluted	37,914,886	28,661,735

19.	Variable Interest Entities (VIEs)

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

The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for information on how the Company determines VIEs and its treatment.

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

Apollo Medical Holdings, Inc.

Notes to Consolidated Financial Statements

December 31,	2018	2017

Assets

Current assets
Cash and cash equivalents	$71,726,342	$54,686,370
Restricted cash – short-term	-	18,005,661
Investment in marketable securities	1,066,103	1,057,090
Receivables, net	4,512,000	3,094,828
Receivables, net – related party	44,651,502	12,088,655
Prepaid expenses and other current assets	3,647,654	3,838,765

Total current assets	125,603,601	92,771,369

Noncurrent assets
Land, property and equipment, net	9,602,228	10,167,689
Intangible assets, net	58,984,420	70,841,907
Goodwill	56,213,450	60,012,316
Loans receivable – related parties	12,500,000	10,000,000
Investments in other entities – equity method	26,707,404	21,903,524
Investment in a privately held entity that does not report net asset value per share	4,725,000	4,320,000
Restricted cash – long-term	745,470	745,235
Other assets	839,085	1,371,664

Total noncurrent assets	170,317,057	179,362,335

Total assets	$295,920,658	$272,133,704
Current liabilities
Accounts payable and accrued expenses	$6,378,751	$3,625,610
Incentives payable	-	21,500,000
Fiduciary accounts payable	1,538,598	2,017,437
Medical liabilities	24,983,110	25,186,240
Income taxes payable	11,621,861	1,463,540
Amount due to affiliate	11,505,680	24,889,717
Bank loan, short-term	40,257	510,391
Capital lease obligations	101,741	98,738

Total current liabilities	56,169,998	79,291,673

Noncurrent liabilities
Deferred tax liability	15,693,159	20,970,766
Liability for unissued equity shares	1,185,025	1,185,025
Capital lease obligations, net of current portion	517,261	619,001

Total noncurrent liabilities	17,395,445	22,774,792

Total liabilities	$73,565,443	$102,066,465

The assets of the other consolidated VIEs were not considered significant.

As of December 31, 2018 and December 31, 2017, approximately $0 and $18.0 million, respectively, of restricted cash is related to an amount that, as a result of the Merger between ApolloMed and NMM (see Note 3), was held for distribution to former NMM shareholders.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our co-Chief Executive Officers (Co-CEOs) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-CEOs and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of material weakness in our internal control over financial reporting, described in Management's Annual Report on Internal Control Over Financial Reporting below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Co-CEOs and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management's assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to a material weakness that existed in our internal controls. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment of our internal control over financial reporting as of December 31, 2018, the following material weakness existed as of that date:

The Company did not maintain effective internal controls over the review of completeness and accuracy of data included in the full risk pool reports provided by an external party based on which material amounts of revenue were recognized. These reports are used to record an adjustment to accrue for additional surplus amounts, which represents a significant estimate of the expected variable consideration to be received upon settlement, primarily as it relates to revenue adjustments. As a result, unless remediated, there is a reasonable possibility that the Company's controls will fail to prevent or detect a misstatement related to full risk pools; and inaccuracies in the full risk pool reports could result in a potential material misstatement if not detected.

Notwithstanding the material weakness discussed below, our management, including our co-CEOs and CFO, concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Our independent registered public accounting firm, BDO USA, LLP, audited our consolidated financial statements for the fiscal year ended December 31, 2018 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company's internal control over financial reporting, a copy of which is included below in this Annual Report on Form 10-K.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are currently in the process of implementing our remediation plans. To date, we have implemented and are continuing to implement a number of measures to address the material weakness identified. Our management has taken the following action that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting: The Company has begun designing new procedures to test the reliability of the information included in future full risk pool reports prepared for the Company by an external party, which new procedures the Company expects to implement during 2019 to remediate this control gap.

Changes in Internal Control Over Financial Reporting

Other than the material weakness noted above, there have been no changes in our internal control over financial reporting during our fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Apollo Medical Holdings, Inc.

Alhambra, California

Opinion on Internal Control over Financial Reporting

We have audited Apollo Medical Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, mezzanine and shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the underlying data included in full risk pool reports prepared by an external party has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Los Angeles, California

March 18, 2019

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Proxy Statement for the 2019 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

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

3.	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated December 21, 2016, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

Exhibit No.	Description

2.2	Amendment to the Merger Agreement, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.3	Amendment No. 2 to the Merger Agreement, dated October 17, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

3.5	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

3.6	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

3.7	Amendments to Sections 2.1, 2.3 and 2.7 of Article II and 7.3 of Article VII of the Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 25, 2018).

3.8	Certificate of Amendment of the Company’s Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

3.9	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

4.1	Form of Certificate for Common Stock of Apollo Medical Holdings, Inc., par value $0.001 per share. (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.2	Form of Investor Warrant, dated October 29, 2012, for the purchase of common stock (incorporated herein by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on December 17, 2012).

4.3	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $11.00 per share. (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.4	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $10.00 per share. (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

Exhibit No.	Description

4.5	Common Stock Purchase Warrant (“Series A Warrant”) dated October 14, 2015, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.6*	Form of Assignment of Series A Warrant as Merger Consideration pursuant to the Merger Agreement. (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.7	Common Stock Purchase Warrant (“Series B Warrant”) dated March 30, 2016, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.8*	Form of Assignment of Series B Warrant as Merger Consideration pursuant to the Merger Agreement. (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.9	Common Stock Purchase Warrant dated November 4, 2016, issued by Apollo Medical Holdings, Inc., to Scott Enderby, D.O. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

4.10	Common Stock Purchase Warrant dated November 17, 2016, issued by Apollo Medical Holdings, Inc. to Liviu Chindris, M.D. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2017).

10.1	2010 Equity Incentive Plan of the Company (incorporated herein by reference to Appendix A to Schedule 14C Information Statement filed on August 17, 2010).

10.2	2013 Equity Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.3*	2015 Equity Incentive Plan of the Company. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.4+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and David Schmidt (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.5+	Board of Directors Agreement dated March 7, 2012 by and between Apollo Medical Holdings, Inc., and Gary Augusta (incorporated herein by reference to Exhibit 10.47 the Company’s Annual Report on Form 10-K filed on May 8, 2014).

Exhibit No.	Description

10.6+	Board of Directors Agreement dated May 22, 2013 by and between Apollo Medical Holdings, Inc., and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2014).

10.7+	Board of Directors Agreement between Apollo Medical Holdings, Inc. and Thomas S. Lam, M.D. dated January 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2016.

10.8+	Board of Directors Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Mark Fawcett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2016).

10.9+	Form of Board of Directors Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.10+	Form of Director Proprietary Information Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.11+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.12	Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.13	Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.14	First Amendment and Acknowledgement, dated February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2015).

10.15	Amendment to the First Amendment and Acknowledgement, dated May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2015).

10.16	Amendment to the First Amendment and Acknowledgement, dated July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2015).

10.17	Second Amendment and Conversion Agreement dated November 17, 2015 among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2015).

Exhibit No.	Description

10.18	Third Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated June 28, 2016 (incorporated herein by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.19	Fourth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated April 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

10.20	Fifth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated July 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

10.21	Sixth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

10.22	Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.23	Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.24	Physician Shareholder Agreement, granted and delivered by Warren Hosseinion, M.D., in favor of Apollo Medical Management, Inc. and Apollo Medical Holdings, Inc., for the account of ApolloMed Hospitalists, dated March 28, 2014 (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.25	Second Amendment to Lease Agreement dated October 14, 2014 by and between Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (incorporated herein by reference to Exhibit 10.5 on Quarterly Report on Form 10-Q filed on November 14, 2014).

10.26	Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K/A filed on December 8, 2014).

10.27	Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.28	Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.29	Lease Agreement Addendum, dated February 1, 2013, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.30	Change in Terms Agreement and Business Loan Agreement, dated April 9, 2016, by and between Network Medical Management, Inc. and Preferred Bank. (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

Exhibit No.	Description

10.31*	Change in Terms Agreement and Business Loan Agreement, dated April 7, 2017, by and between Network Medical Management, Inc. and Preferred Bank. (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.32+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Gary Augusta (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.33+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.34+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Mihir Shah (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.35+	Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

10.36+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.37+	Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.38	Next Generation ACO Model Participation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.39	Form of Stockholder Lock-Up Agreement (incorporated herein by reference to Annex D to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

10.40*	Convertible Secured Promissory Note made as of October 13, 2017 by George M. Jayatilaka, M.D. (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.41	Sixth Amendment, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated as of March 16, 2018. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

10.42+	Offer Letter, dated June 5, 2018, between Apollo Medical Holdings, Inc. and Eric Chin (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.43+	Board of Directors Agreement, dated June 21, 2018, between Apollo Medical Holdings, Inc. and Ernest A. Bates, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

10.44+	Board of Directors Agreement, dated June 21, 2018, between Apollo Medical Holdings, Inc. and Joseph M. Molina, M.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

10.45+	Board of Directors Agreement, dated January 11, 2019, between Apollo Medical Holdings, Inc. and Linda Marsh. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.45+	Board of Directors Agreement, dated January 11, 2019, between Apollo Medical Holdings, Inc. and John Chiang. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

21.1*	Subsidiaries of Apollo Medical Holdings, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.3*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32**	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

Exhibit No.	Description

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

+	Management contract or compensatory plan, contract or arrangement

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Date: March 18, 2019	By:	/s/ Thomas Lam, M.D.
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

	SIGNATURE	TITLE

By:	/s/ Kenneth Sim, M.D	Executive Chairman and Director
Kenneth Sim, M.D

By:	/s/ Thomas Lam, M.D.	Co-Chief Executive Officer (Principal Executive Officer), and Director
Thomas Lam, M.D.

By:	/s/ Warren Hosseinion, M.D.	Co-Chief Executive Officer (Principal Executive Officer), and Director
Warren Hosseinion, M.D.

By:	/s/ Eric Chin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric Chin

By:	/s/ Ernest Bates, M.D.	Director
Ernest Bates, M.D.

By:	/s/ John Chiang	Director
John Chiang

By:	/s/ Michael Eng	Director
Michael Eng

By:	/s/ Mark Fawcett	Director
Mark Fawcett

By:	/s/ Mitchell Kitayama	Director
Mitchell Kitayama

By:	/s/ Linda Marsh	Director
Linda Marsh

By:	/s/ David Schmidt	Director
David Schmidt

By:	/s/ Li Yu	Director
Li Yu

