Form 10-Q
period 2019-03-31
Apollo Medical Holdings, Inc.
filed 2019-05-10
CIK 1083446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___ to ___.

Commission File No. 001-37392

Apollo Medical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4472349
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐    Yes     ☒    No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, par value $0.001 per share	AMEH	Nasdaq Capital Market

As of May 3, 2019, there were 35,768,076 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our future business, financial condition, strategic transactions (including mergers, acquisitions and management services agreements), sources of revenue, operating results, plans, objectives, expectations and intentions, any projections of earnings, revenue or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, targets, strategies and objectives of management for future operations such as any material opportunities that we believe exist for our company; any statements concerning anticipated, proposed or prospective services, developments, timelines, costs, investments, returns, effects or results, such as our outlook regarding our NGACO, and our strategic transactions, including the prospects of and future investments for our strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance of our company; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. Forward-looking statements reflect current views with respect to future events and condition and are based on current estimates, expectations and assumptions only as of the date of this Quarterly Report on Form 10-Q and therefore are speculative in nature and subject to change. Although we believe that the expectations reflected in our forward-looking statements are reasonable, our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and significant risks and uncertainties that could cause actual condition, outcomes and results to differ materially from those indicated by such statements. Should one or more of these risks or uncertainties materialize, or should any expectations or assumptions underlying the relevant forward-looking statements prove incorrect, it could significantly affect our operations and may cause the actual actions, results, financial condition, performance or achievements of the Company and its consolidated subsidiaries and consolidated variable interest entities to be substantially different from any future actions, results, financial condition, performance or achievements, expressed or implied by any such forward-looking statements, as being expected, anticipated, intended, planned, believed, sought, estimated or projected on the basis of historical trends.

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

For a detailed description of these and other factors that could cause our actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. Except as required by law, we do not intend, and undertake no obligation, to update any statement, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018

Assets

Current assets
Cash and cash equivalents	$93,007,780	$106,891,503
Investment in marketable securities	1,143,006	1,127,102
Receivables, net	6,640,236	7,127,217
Receivables, net – related parties	55,888,846	49,328,739
Other receivables	12,247,776	1,003,133
Prepaid expenses and other current assets	7,984,419	7,385,098

Total current assets	176,912,063	172,862,792

Noncurrent assets
Land, property and equipment, net	12,332,342	12,721,082
Intangible assets, net	83,056,658	86,875,883
Goodwill	185,805,880	185,805,880
Loans receivable – related parties	17,500,000	17,500,000
Investment in other entities – equity method	34,027,323	34,876,980
Investment in a privately held entity that does not report net asset value per share	405,000	405,000
Restricted cash	740,212	745,470
Right-of-use assets	8,528,159	-
Other assets	1,551,359	1,205,962

Total noncurrent assets	343,946,933	340,136,257

Total assets	$520,858,996	$512,999,049

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31, 2019	December 31, 2018

Liabilities, Mezzanine Equity and Stockholders’ Equity

Current liabilities

Accounts payable and accrued expenses	$47,654,471	$25,075,489
Fiduciary accounts payable	2,084,926	1,538,598
Medical liabilities	23,265,865	33,641,701
Income taxes payable	12,831,839	11,621,861
Bank loan	-	40,257
Finance lease obligation	101,741	101,741
Lease liabilities	2,461,924	-

Total current liabilities	88,400,766	72,019,647

Noncurrent liabilities
Lines of credit – related party	13,000,000	13,000,000
Deferred tax liability	16,992,790	19,615,935
Liability for unissued equity shares	1,185,025	1,185,025
Finance lease obligation	492,110	517,261
Lease liabilities	5,977,145	-

Total noncurrent liabilities	37,647,070	34,318,221

Total liabilities	126,047,836	106,337,868

Commitments and Contingencies (Note 10)

Mezzanine equity
Noncontrolling interest in Allied Pacific of California IPA (“APC”)	212,434,390	225,117,029

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	-	-
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	-	-
Common stock, par value $0.001; 100,000,000 shares authorized, 34,503,704 and 34,578,040 shares outstanding, excluding 1,944,054 and 1,850,603 treasury shares, at March 31, 2019 and December 31, 2018, respectively	34,504	34,578
Additional paid-in capital	163,005,851	162,723,051
Retained earnings	17,927,867	17,788,203
	180,968,222	180,545,832

Noncontrolling interest	1,408,548	998,320

Total stockholders’ equity	182,376,770	181,544,152

Total liabilities, mezzanine equity and stockholders’ equity	$520,858,996	$512,999,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenue
Capitation, net	$71,516,778	$85,905,284
Risk pool settlements and incentives	10,093,841	17,986,736
Management fee income	8,996,600	12,074,572
Fee-for-service, net	4,080,674	6,236,628
Other income	1,069,278	1,720,026

Total revenue	95,757,171	123,923,246

Operating expenses
Cost of services	83,432,474	84,614,686
General and administrative expenses	10,263,960	11,301,237
Depreciation and amortization	4,417,581	5,058,512
Provision for doubtful accounts	951,014	247,102

Total expenses	99,065,029	101,221,537

(Loss) income from operations	(3,307,858)	22,701,709

Other income (expense)
Loss from equity method investments	(849,657)	(28,024)
Interest expense	(210,979)	(85,001)
Interest income	323,008	269,818
Other income	187,116	87,993

Total other (expense) income, net	(550,512)	244,786

(Loss) income before (benefit from) provision for income taxes	(3,858,370)	22,946,495

(Benefit from) provision for income taxes	(1,408,241)	7,228,840

Net (loss) income	(2,450,129)	15,717,655

Net (loss) income attributable to noncontrolling interest	(2,589,793)	13,557,200

Net income attributable to Apollo Medical Holdings, Inc.	$139,664	$2,160,455

Earnings per share – basic	$0.00	$0.07

Earnings per share – diluted	$0.00	$0.06

Weighted average shares of common stock outstanding-basic	34,496,622	32,421,467

Weighted average shares of common stock outstanding – diluted	38,074,174	38,098,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Mezzanine
	Equity –
	Noncontrolling
	Interest in APC
	Noncontrolling	Common Stock Outstanding		Additional	Retained	Noncontrolling	Shareholders'
	Interest	Shares	Amount	Paid-in Capital	Earnings	Interest	Equity

Balance January 1, 2019	$225,117,029	34,578,040	$34,578	$162,723,051	$17,788,203	$998,320	$181,544,152
Net (loss) income	(3,000,021)	-	-	-	139,664	410,228	549,892
Purchase of treasury shares	(40,000)	(93,451)	(93)	93	-	-	-
Shares issued for exercise of options and warrants	155,000	17,516	17	139,957	-	-	139,974
Share-based compensation	202,382	1,599	2	142,750	-	-	142,752
Dividends	(10,000,000)	-	-	-	-	-	-

Balance at March 31, 2019	$212,434,390	34,503,704	$34,504	$163,005,851	$17,927,867	$1,408,548	$182,376,770

	Mezzanine
	Equity –
	Noncontrolling
	Interest in APC
	Noncontrolling	Common Stock Outstanding		Additional	Retained	Noncontrolling	Shareholders'
	Interest	Shares	Amount	Paid-in Capital	Earnings	Interest	Equity

Balance January 1, 2018	$172,129,744	32,304,876	$32,305	$158,181,192	$1,734,531	$4,235,398	$164,183,426
ASC 606 Adoption	7,351,434				1,002,468		1,002,468
Net income	12,970,752	-	-	-	2,160,455	586,448	2,746,903
Shares issued for exercise of options and warrants	-	309,826	310	1,923,474	-	-	1,923,784
Share-based compensation	202,382	37,593	38	631,524	-	-	631,562
Dividends	(2,000,000)	-	-	-	-	-	-

Balance at March 31, 2018	$190,654,312	32,652,295	$32,653	$160,736,190	$4,897,454	$4,821,846	$170,488,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities
Net (loss) income	$(2,450,129)	$15,717,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,417,581	5,058,512
Loss on disposal of property and equipment	-	41,782
Provision for doubtful accounts	951,014	247,102
Share-based compensation	345,134	833,944
Unrealized (gain) loss from investment in equity securities	(7,727)	8,550
Loss from equity method investments	849,657	28,024
Deferred tax	(2,623,145)	2,807,407
Changes in operating assets and liabilities:
Receivable, net	486,981	1,296,519
Receivable, net – related parties	(7,511,121)	(22,631,440)
Other receivables	(11,244,643)	-
Prepaid expenses and other current assets	(728,631)	232,392
Right-of-use assets	447,960
Other assets	(442,882)	(59,444)
Accounts payable and accrued expenses	22,578,982	(1,169,363)
Incentives payable	-	(6,600,000)
Fiduciary accounts payable	546,328	(630,963)
Medical liabilities	(10,375,836)	5,138,508
Income taxes payable	1,209,978	4,416,174
Lease liabilities	(416,255)	-
Net cash (used in) provided by operating activities	(3,966,754)	4,735,359

Cash flows from investing activities
Purchases of marketable securities	(8,177)	(3,932)
Purchases of property and equipment	(103,616)	(485,121)
Net cash used in investing activities	(111,793)	(489,053)

Cash flows from financing activities
Repayment of bank loan	(40,257)	(140,608)
Dividends paid	(10,000,000)	(2,000,000)
Payment of capital lease obligations	(25,151)	(24,407)
Proceeds from the exercise of stock options and warrants	139,974	1,923,784
Repurchase of shares	(40,000)	-
Proceeds from common stock offering	155,000	-
Net cash used in financing activities	(9,810,434)	(241,231)

Net (decrease) increase in cash, cash equivalents and restricted cash	(13,888,981)	4,005,075

Cash, cash equivalents and restricted cash, beginning of period	107,636,973	118,500,095

Cash, cash equivalents and restricted cash, end of period	$93,747,992	$122,505,170

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	181,819	73,610

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$-	$43
Deferred tax liability adjustment to goodwill	-	914,011

Refer to Note 15 for supplemental cash flow information related to the adoption of ASC 842.

APOLLO MEDICAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$93,007,780	$103,731,761
Restricted cash – short-term - distributions to former NMM shareholders	-	18,028,116
Restricted cash – long-term – letters of credit	740,212	745,293
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$93,747,992	$122,505,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

Overview

Apollo Medical Holdings, Inc. (“ApolloMed”), entered into an Agreement and Plan of Merger dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017) (the “Merger Agreement”) among ApolloMed, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of ApolloMed, Network Medical Management, Inc. (“NMM”), and Kenneth Sim, M.D., not individually but in his capacity as the representative of the shareholders of NMM, pursuant to which ApolloMed effected a merger with NMM (the “Merger”). The Merger closed and became effective on December 8, 2017 (the “Closing”). As a result of the Merger, NMM is now a wholly-owned subsidiary of ApolloMed and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, the Merger is treated as a “reverse acquisition,” and NMM is considered the accounting acquirer and ApolloMed is the accounting acquiree. Accordingly, as of the Closing, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies are included in the accompanying condensed consolidated financial statements for all periods following the Merger.

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

On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM (the initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity (“VIE”) of the Company as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore APC is consolidated by NMM. As of March 31, 2019 and December 31, 2018, APC had an ownership interest of 4.89% and 4.82% in ApolloMed, respectively.

Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed on March 25, 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California. Its facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. During 2011, APC invested $0.6 million for a 41.59% ownership interest in CDSC. APC’s ownership percentage in CDSC’s capital stock increased to 43.43% on July 31, 2016. CDSC is consolidated as a VIE by APC as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC.

APC-LSMA was formed on October 15, 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, Chief Executive and Financial Officer of APC and CEO of ApolloMed, is a nominee shareholder of APC. APC makes all the investment decisions on behalf of APC-LSMA, funds these investments and receives all the distributions from the investments. APC has the obligation to absorb losses or rights to receive benefits from all the investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC who is the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA line of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center (“ICC”).

ICC was formed on September 2, 2010 in the state of California. ICC is a Professional Medical California Corporation and has entered into agreements with HMOs, IPAs, medical groups and other purchasers of medical services for the arrangement of services to subscribers or enrollees. On November 15, 2016, APC-LSMA, a holding company of APC, agreed to purchase and acquire from ICC 40% of the aggregate issued and outstanding shares of capital stock of ICC for $0.4 million in cash. Certain requirements to complete the investment transaction was completed in August 2017 and effective on October 31, 2017, ICC was determined to be a VIE of APC and is consolidated by APC as it was determined that APC is the primary beneficiary of ICC through its obligation to absorb losses and right to receive benefits that could potentially be significant to ICC.

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

2.	Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. The Company’s quarterly results fluctuate. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future periods.

Principles of Consolidation

The condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018, include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO and Apollo Care Connect, including NMM’s subsidiaries, APCN-ACO and AP-ACO, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC.

All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including historical medical loss ratios (“MLR”), and incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints and completion factors), income taxes, valuation of share-based compensation and right of use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

Reportable Segments

The Company operates as one reportable segment, the healthcare delivery segment, and implements and operates innovative health care models to create a patient-centered, physician-centric experience. The Company reports its condensed consolidated financial statements in the aggregate, including all activities in one reportable segment.

Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no material effect on the Company’s reported revenue, net income, cash flows or total assets.

Cash and Cash Equivalents

The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.

The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of March 31, 2019, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $110.0 million. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Investments in Marketable Securities

The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. Investments in marketable debt securities have been classified and accounted for as held-to-maturity based on management’s investment intentions relating to these securities. Held-to-maturity marketable securities are stated at amortized cost, which approximates fair value. As of March 31, 2019 and December 31, 2018, short-term marketable securities in the amount of approximately $1.1 million, consist of certificates of deposit with various financial institutions, reported at par value plus accrued interest, with maturity dates from four months to twelve months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.

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

Capitation and claims receivable relate to each health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from our hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. During the three months ended March 31, 2019, recoverable claims paid related to the 2019 APAACO performance year to be administered following instructions from CMS, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop loss insurance premium reimbursements are included in “Other receivables” in the accompanying condensed consolidated balance sheet.

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

Amounts are recorded as a receivable when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of March 31, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was approximately $5.2 million and approximately $4.3 million, respectively.

Concentrations of Risks

The Company disaggregates revenue from contracts by service type and by payor. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,	2019	2018

Commercial	$31,784,992	$105,106,621
Medicare	22,947,690	18,541,115
Medicaid	32,820,500	176,350
Other third parties	8,203,989	99,160
Revenue	$95,757,171	$123,923,246

The Company had major payors that contributed the following percentage of net revenue:

	For the Three Months Ended March 31,
	2019	2018

Payor A	17.4%	* %
Payor B	15.3%	12.0%
Payor C	12.0%	10.9%

*	Less than 10% of total net revenues

The Company had major payors that contributed to the following percentage of receivables and receivables – related parties before the allowance for doubtful accounts:

	As of March 31, 2019	As of December 31, 2018

Payor D	35.3%	34.1%
Payor E	42.9%	42.2%

Fair Value Measurements of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, receivables, loans receivable, accounts payable, certain accrued expenses, capital lease obligations, bank loan and the line of credit. The carrying values of the financial instruments classified as current in the accompanying condensed consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of the loan receivables – long term, bank loan, capital lease obligations and line of credit approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.

Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2019 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$68,004,532	$-	$-	$68,004,532
Marketable securities – certificates of deposit	1,074,280	-	-	1,074,280
Marketable securities – equity securities	68,726	-	-	68,726

Total	$69,147,538	$-	$-	$69,147,538

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$85,500,745	$-	$-	$85,500,745
Marketable securities – certificates of deposit	1,066,103	-	-	1,066,103
Marketable securities – equity securities	60,999	-	-	60,999

Total	$86,627,847	$-	$-	$86,627,847

*	Included in cash and cash equivalents

There were no Level 3 inputs measured on a recurring basis for the three months ended March 31, 2019.

There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the three months ended March 31, 2019 and December 31, 2018.

Intangible Assets and Long-Lived Assets

Intangible assets with finite lives include network-payor relationships, management contracts and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.

Intangible assets with finite lives also include a patient management platform, as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses, and are amortized using the straight-line method.

Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2019 and 2018.

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

The Company determined that there was no impairment of its goodwill or indefinite-lived intangible assets during the three months ended March 31, 2019 and 2018.

Investments in Other Entities - Equity Method

The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying condensed consolidated statements of income under “Income (loss) from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. As of March 31, 2019, the Company recognized an impairment loss of $0.3 million related to its investment in Pacific Ambulatory Surgery Center, LLC (“PASC”) (included in loss from equity method investments in the accompanying condensed consolidated statements of income) as the Company does not expect to recover its investment (see Note 4).

Medical Liabilities

APC, APAACO and MMG are responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. APC, APAACO and MMG provide integrated care to HMOs, Medicare and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying condensed consolidated statements of income.

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

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” on January 1, 2018 and recognizes revenue in accordance with the applicable guidance.

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

Risk Pool Settlements and Incentives

APC enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factor and constraint percentages were used by management in applying the most likely method.

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

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMO’s members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. Incentives earned under “pay-for-performance” programs are recognized using the most likely methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared risk pool and incentive payments, these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.

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

Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO capitation revenues monthly, as that is when the Company is obligated to provide services to its members. Excess, over claims paid plus an estimate for the related IBNR (see Note 7), monthly capitation received are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS. Further, in accordance with the guidance in ASC 606-10-55-36 through 55-40 on principal versus agent considerations, the Company records such revenues in the gross amount of consideration.

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

For performance year 2018, the Company received monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS that started in February 2018, which was reduced to $5.5 million per month beginning October 1, 2018. The Company will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company continues to be eligible in receiving AIPBP payments under the NGACO Model for performance year 2019, with the effective date of the performance year beginning April 1, 2019. The monthly AIPBP payments have been increased from approximately $5.5 million to approximately $8.3 million per month for performance year 2019. The Company has received approximately $24.8 million in total AIPBP payments for the three months ended March 31, 2019 and have recorded the entire amount received as deferred revenue included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheet. The Company also recorded an asset of approximately $11.2 million related to recoverable claims paid during the three months ended March 31, 2019 which will be administered following instructions from CMS. This balance is included in “Other receivables” in the accompanying condensed consolidated balance sheet.

Management Fee Income

Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. The Company’s MSA revenue also includes revenue sharing payments from the Company’s partners based on their non-medical services.

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

Contract Liabilities (Deferred Revenue)

Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $33.2 million and $9.1 million as of March 31, 2019 and December 31, 2018, respectively, and is presented within “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2019, $0.1 million of the Company’s contracted liability accrued in 2018 has been recognized as revenue.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” Refer to “Recent Accounting Pronouncements” below and to Note 15 – Leases for further details.

The Company determines if an arrangement is a lease at inception. Operating leases are included in “Right-of-use assets”, and “Lease liabilities” in the accompanying condensed consolidated balance sheets. Finance leases are included in “Land, property and equipment, net” and “Capital lease obligations” in the accompanying condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 13 for a discussion of shares treated as treasury shares for accounting purposes.

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

Mezzanine Equity

Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the condensed consolidated financial statements. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of March 31, 2019 and December 31, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which amends the existing accounting standards for leases to increase transparency and comparability among organizations by requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 effective January 1, 2019 using the following practical expedients as permitted under the transition guidance within the new standard; (i) not reassess whether any expired or existing contracts are or contain leases; not reassess the lease classification for any expired or existing leases; not reassess initial direct costs for existing leases; and (ii) use hindsight in determining the lease term and in assessing impairment of the entity’s ROU assets. The Company has also implemented additional internal controls to enable future preparation of financial information in accordance with ASC 842.

The standard had a material impact on our consolidated balance sheets, but did not materially impact our consolidated results of operations and had no impact on cash flows. The most significant impact was the recognition of ROU assets of $9.0 million and lease liabilities of $8.9 million for operating leases, while our accounting for finance leases remained substantially unchanged. The 2018 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period (ASC 840). Refer to Note 15 – Leases for further details.

ASC 842 provides a number of optional practical expedients in transition. The Company elected: (1) the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, and (2) the use-of-hindsight in determining the lease term and in assessing impairment of ROU assets. In addition, ASC 842 provides practical expedients for an entity’s ongoing accounting that the Company has elected, comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases that qualify. Refer to Note 15 – Leases for further details.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part 1 of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s condensed consolidated financial statements.

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

3.	Intangible Assets, Net

At March 31, 2019, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	March 31,	Accumulated	March 31,
	(Years)	2019	Amortization	2019
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(51,215,352)	58,667,648
Management contracts	15	22,832,000	(8,031,971)	14,800,029
Member relationships	12	6,696,000	(1,555,286)	5,140,714
Patient management platform	5	2,060,000	(549,333)	1,510,667
Tradename/trademarks	20	1,011,000	(67,400)	943,600
		$144,476,000	$(61,419,342)	$83,056,658

At December 31, 2018, the Company’s intangible assets, net, consisted of the following:

	Useful	Gross		Net
	Life	December 31,	Accumulated	December 31,
	(Years)	2018	Amortization	2018
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$-	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(48,361,773)	61,521,227
Management contracts	15	22,832,000	(7,447,581)	15,384,419
Member relationships	12	6,696,000	(1,289,667)	5,406,333
Patient management platform	5	2,060,000	(446,333)	1,613,667
Tradename/trademarks	20	1,011,000	(54,763)	956,237
		$144,476,000	$(57,600,117)	$86,875,883

Included in depreciation and amortization on the accompanying condensed consolidated statements of income is amortization expense of $3.9 million and $4.4 million (excluding $0.1 million of amortization expense for exclusivity incentives) for the three months ended March 31, 2019 and 2018, respectively.

Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2019 (excluding the three months ended March 31, 2019)	$10,661,000
2020	12,671,000
2021	10,960,000
2022	9,448,000
2023	7,790,000
Thereafter	29,532,000

$81,062,000
24

4.	Investments in Other Entities

Equity Method Investment Summary

Investments in other entities – equity method consisted of the following:

	March 31, 2019	December 31, 2018

Universal Care, Inc.	$3,673,132	$2,635,945
LaSalle Medical Associates – IPA Line of Business	5,980,923	7,054,888
Diagnostic Medical Group	2,481,166	2,257,346
Pacific Medical Imaging & Oncology Center, Inc.	1,429,960	1,359,494
Pacific Ambulatory Surgery Center, LLC	-	285,198
Accountable Health Care IPA- related party	4,202,958	4,977,957
531 W. College, LLC – related party	16,226,184	16,273,152
MWN, LLC – related party	33,000	33,000
	$34,027,323	$34,876,980

LaSalle Medical Associates

LaSalle Medical Associates (“LMA”) was founded by Dr. Albert Arteaga in 1996 and currently operates four neighborhood medical centers employing more than 120 dedicated healthcare professionals, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal. LMA accepts Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 313,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended March 31, 2019 and 2018, APC recorded losses from this investment of $1.1 million and $0.4 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $6.0 million and $7.1 million at March 31, 2019 and December 31, 2018, respectively.

LMA’s summarized balance sheets at March 31, 2019 and December 31, 2018 and summarized statements of operations for the three months ended March 31, 2019 and 2018 with respect to its IPA line of business are as follows:

Balance Sheets

	March 31, 2019	December 31, 2018

Assets

Cash and cash equivalents	$204,981	$18,444,702
Receivables, net	7,116,487	2,897,337
Other current assets	3,526,319	5,459,442
Loan receivable	2,250,000	1,250,000
Restricted cash	673,204	667,414

Total assets	$13,770,991	$28,718,895

Liabilities and Stockholders’ (Deficit) Equity

	March 31, 2019	December 31, 2018

Current liabilities	$16,185,769	$26,837,814
Stockholders’ (deficit) equity	(2,414,778)	1,881,081

Total liabilities and stockholders’ (deficit) equity	$13,770,991	$28,718,895

Statements of Operations

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues	$46,406,351	$52,983,791
Expenses	50,702,210	54,002,458

Net loss	$(4,295,859)	$(1,018,667)

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

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees for the three months ended March 31, 2019 and 2018 of approximately $0.7 million and $0.4 million, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the three months ended March 31, 2019 and 2018, APC recorded income (loss) from this investment of approximately $70,466 and $(26,025) respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $1.4 million at March 31, 2019 and December 31, 2018.

Universal Care, Inc.

UCI is a privately held health plan that has been in operation since 1985 in order to help its members through the complexities of the healthcare system. UCI holds a license under the California Knox-Keene Health Care Services Plan Act (“Knox-Keene Act”) to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.

On August 10, 2015, UCAP, an entity solely owned 100% by APC with APC’s executives, Dr. Thomas Lam, Dr. Pen Lee and Dr. Kenneth Sim, as designated managers of UCAP, purchased from UCI 100,000 shares of UCI class A-2 voting common stock (comprising 48.9% of the total outstanding UCI shares, but 50% of UCI’s voting common stock) for $10.0 million. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the three months ended March 31, 2019 and 2018, the Company recorded income (loss) from this investment of approximately $1.0 million and $(20,202), respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $3.6 million and $2.6 million at March 31, 2019 and December 31, 2018, respectively.

UCI’s balance sheets at March 31, 2019 and December 31, 2018 and statements of income for the three months ended March 31, 2019 and 2018 are as follows:

Balance Sheets

	March 31, 2019	December 31, 2018

Assets

Cash	$29,161,538	$27,812,520
Receivables, net	49,693,015	46,978,703
Other current assets	32,487,216	18,670,350
Other assets	659,897	661,621
Property and equipment, net	2,943,466	2,786,996

Total assets	$114,945,132	$96,910,190

Liabilities and Stockholders’ Deficit

	March 31, 2019	December 31, 2018

Current liabilities	$104,980,771	$89,731,133
Other liabilities	25,014,826	25,024,043
Stockholders’ deficit	(15,050,465)	(17,844,986)

Total liabilities and stockholders’ deficit	$114,945,132	$96,910,190

Statements of Income

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues	$113,318,827	$72,665,437
Expenses	111,408,456	72,154,950

Income before (benefit from) provision for income taxes	1,910,371	510,487
(Benefit from) provision for income taxes	(210,667)	551,800

Net income (loss)	$2,121,038	$(41,313)

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

On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable capital stock (see Note 6). As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s current enterprise value, which has not been completed as of the filing of this Report. APC accounts for its investment in Accountable under the equity method of accounting. During the three months ended March 31, 2019, the Company recorded losses from this investment of $0.8 million in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $4.2 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively.

Accountable’s balance sheet at March 31, 2019 and December 31, 2018 and statements of operations for the three months ended March 31, 2019 are as follows:

Balance Sheets

	March 31, 2019	December 31, 2018

Assets

Cash	$4,381,055	$5,582,837
Receivables, net	11,246,477	11,246,477
Other current assets	30,940	30,940
Other assets	1,312,769	1,312,768
Property and equipment, net	138,690	138,690

Total Assets	$17,109,931	$18,311,712

Liabilities and Stockholders’ Deficit

	March 31, 2019	December 31, 2018

Current Liabilities	$18,723,556	$16,824,083
Other Liabilities	19,500,000	19,500,000
Stockholders’ deficit	(21,113,625)	(18,012,371)

Total liabilities and stockholders’ deficit	$17,109,931	$18,311,712

Statement of Operation

Three Months Ended March 31, 2019

Revenues	$22,990,290
Expenses	26,091,544

Loss before provision for income taxes	(3,101,254)
Provision for income taxes	-

Net loss*	$(3,101,254)

*	APC’s allocation of net loss commenced on September 21, 2018.

Diagnostic Medical Group

On May 14, 2016, David C.P. Chen M.D., Inc., a California professional corporation doing business as Diagnostic Medical Group (“DMG”), and David C.P. Chen M.D., individually and APC-LSMA, a designated shareholder professional corporation formed on October 15, 2012, which is 100% owned by Dr. Thomas Lam (CEO of APC) and is controlled and consolidated by APC who is the primary beneficiary of this VIE, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG for total cash consideration of $1.6 million.

APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended March 31, 2019 and 2018, APC recorded income from this investment of $0.2 million and $0.3 million, respectively, in the condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $2.5 million and $2.3 million as of March 31, 2019 and December 31, 2018, respectively.

Pacific Ambulatory Surgery Center, LLC

PASC, a California limited liability company, is a multi-specialty outpatient surgery center that is certified to participate in the Medicare program and is accredited by the Accreditation Association for Ambulatory Health Care. PASC has entered into agreements with organizations such as healthcare service plans, independent physician practice associations, medical groups and other purchasers of healthcare services for the arrangement of the provision of outpatient surgery center services to subscribers or enrollees of such health plans. On November 15, 2016, PASC and APC, entered into a membership interest purchase agreement whereby PASC sold 40% of its aggregate issued and outstanding membership interests to APC for total consideration of $0.8 million.

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

APC accounted for its investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. For the three months ended March 31, 2018, APC recorded income from this investment of $41,953 in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $0.3 million as of December 31, 2018.

During the three months ended March 31, 2019, the Company recognized an impairment loss of $0.3 million, which has been included in the loss from equity method investment line on the condensed consolidated statement of income, related to its investment in PASC as the Company does not believe it will recover its investment balance.

In 2019, APC advanced $0.3 million to PASC for working capital purposes. The repayment of the advance is based on collections of PASC’s outstanding AR, and accordingly, the entire amount has been classified under “Other Assets” in the accompanying condensed consolidated balance sheets in the amount of $0.3 million as of March 31, 2019.

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

An agreement of purchase and sale and joint escrow instructions (“Purchase Agreement”) with an effective date of April 10, 2018 was entered into between 531 W. College, LLC and Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, pursuant to which 531 W. College LLC agreed to purchase a former hospital located in the City of Los Angeles. The total purchase price of such real estate is $33.3 million. In June 2018, APC, NMM and AMHC Healthcare, Inc. on behalf of CSI, wired $8.3 million, $8.3 million and $16.7 million, respectively into an escrow account for the benefit of 531 W. College, LLC to purchase the hospital pursuant to the Purchase Agreement. The transaction closed on June 29, 2018. APC and NMM accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC and NMM have the ability to exercise significant influence, but not control over the operations of this joint venture. APC and NMM’s investment is presented as an investment in joint venture-equity method in the accompanying condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, NMM and APC has recorded losses from its investment in 531 W. College LLC of $23,484, respectively, in the accompanying condensed consolidated statement of income. The accompanying condensed consolidated balance sheet includes the related investment balance of $16.2 million related to NMM and APC’s investment at March 31, 2019.

531 W. College LLC’s balance sheets at March 31, 2019 and December 31, 2018 and the statements of operations for the three months ended March 31, 2019 is as follows:

Balance Sheet

	March 31, 2019	December 31, 2018
Assets

Cash	341,969	158,088
Other current assets	78,677	16,137
Other assets	70,000	70,000

Property and equipment, net	$33,394,792	$33,394,792

Total assets	$33,885,438	$33,639,017

Liabilities and Members’ Equity

Current liabilities	$1,433,070	$1,007,413
Stockholders’ equity	32,452,368	32,631,604

Total liabilities and members’ equity	$33,885,438	$33,639,017

Statements of Operation

March 31, 2019

Revenues	-
Expenses	468,560
Loss from operations	(468,560)

Other Income	$289,325

Net loss*	$(179,235)

*	The Company’s investment in 531 W. College commenced on June 27, 2018.

MWN LLC – Related Party

On December 18, 2018, NMM along with 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each owns 33.3% of the membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. The accompanying condensed consolidated balance sheets include the related investment balance of $33,000 as of March 31, 2019 and December 31, 2018, respectively.

Investment in privately held entity that does not report net asset value per share

In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented approximately 2.8% ownership. APC also received a 5-year warrant to purchase 270,000 membership interests. A 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests are contingent upon the portal completion date, which has not been completed as of March 31, 2019. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

5.	Loan Receivable – Related Parties

Accountable Health Care IPA

On October 9, 2017, NMM and APC-LSMA entered into an agreement with Accountable, Signal Health Solutions, Inc. (“Signal”), a California corporation and George M. Jayatilaka, M.D. (“Dr. Jay”), individually, whereby concurrent with the execution of the agreement, APC-LSMA extended a line of credit to Dr. Jay in the principal amount of $10.0 million (“Dr. Jay Loan”) to fund the working capital needs of Accountable ($5.0 million of which was funded by APC on behalf of APC-LSMA and the other $5.0 million was funded by NMM to Dr. Jay). Interest on the Dr. Jay Loan accrues at a rate that is equal to the prime rate plus 1% (6.50% as of March 31, 2019 and December 31, 2018) and payable in monthly installments of interest only on the first day of each month until the date that is three years following the initial date of funding, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The Dr. Jay Loan is not subordinated to any other indebtedness and is secured by a first-lien security interest in certain shares of Accountable owned by Dr. Jay. The outstanding balance as of March 31, 2019 and December 31, 2018 was $5.0 million and $5.0 million, respectively.

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

At any time on or before the date that is one year following the initial funding date of the Dr. Jay Loan, APC-LSMA or its designee have the right, but not the obligation, to convert up to $5.0 million of the outstanding principal amount into shares of Accountable’s capital stock. At any time after the date that is one year following the funding date, the Dr. Jay Loan may be prepaid at any time. Within three years following the initial funding of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert the then outstanding principal amount into Accountable shares based on Accountable’s then-current valuation. On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loan into shares of Accountable capital stock. As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s current enterprise value, which has not been completed as of the filing date of this Report. APC accounted for its investment in Accountable under the equity method of accounting (See Note 4).

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

Universal Care, Inc.

In 2015, APC advanced $5.0 million on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, and November 28, 2018, APC advanced an additional $2.5 million and $5.0 million, respectively. These subordinated loans accrue interest at the prime rate plus 1%, or 6.50%, as of March 31, 2019 and December 31, 2018, with interest to be paid monthly. The repayment schedule is based on certain contingent criteria, and accordingly, the entire note receivable has been classified under loans receivable - related parties on the condensed consolidated balance sheets in the amount of $12.5 million as of March 31, 2019 and December 31, 2018.

6.	Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018

Accounts payable	$4,750,543	$4,481,544
Specialty capitation payable	300,000	300,000
Subcontractor IPA risk pool payable	2,191,664	2,532,750
Professional fees	2,470,583	2,251,741
Due to related parties	568,385	1,488,313
Contract liabilities	33,292,123	9,024,235
Accrued compensation	4,081,173	4,996,906

	$47,654,471	$25,075,489

7.	Medical Liabilities

The Company’s medical liabilities consisted of the following:

	March 31, 2019	December 31, 2018

Balance, beginning of period	$33,641,701	$63,972,318
Claims paid for previous period	(28,850,325)	(36,549,348)
Incurred health care costs	34,974,952	209,002,961
Claims paid for current period	(16,586,584)	(167,537,480)
Payment to CMS based on APAACO 2017 year settlement	-	(34,464,826)
Adjustments	86,121	(781,924)

Balance, end of period	$23,265,865	$33,641,701

8.	Bank Loan and Lines of Credit

Bank Loans

In December 2010, ICC obtained a loan of $4.6 million from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate”, or 5.50% per annum, as of December 31, 2018. The loan was collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matured on December 31, 2018 and final payment was made in January 2019.

Lines of Credit – Related Party

On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, pursuant to an amendment entered into March 5, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of March 31, 2019 and December 31, 2018. As of March 31, 2019, NMM was in compliance with such financial debt covenant requirements. The loan is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amount outstanding as of March 31, 2019 and December 31, 2018 was $13.0 million. As of March 31, 2019 and December 31, 2018, availability under this line of credit was $0.7 million.

On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank (“NMM Line of Credit Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 to reduce the loan availability from $20.0 million to $16.0 million. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of March 31, 2019 and December 31, 2018. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. The line of credit was obtained to finance potential acquisitions, with each drawdown to be converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule, the availability of the line of credit is reduced accordingly based on the aggregate amount drawn. As of March 31, 2019 and December 31, 2018, availability under this line of credit was $20.0 million.

On June 14, 2018, APC amended its promissory note agreement with Preferred Bank (“APC Business Loan Agreement”), which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 to increase the loan availability from $10.0 million to $40.0 million. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of March 31, 2019 and December 31, 2018. As of March 31, 2019, APC was in compliance with such financial debt covenant requirements. The loan is also collateralized by substantially all assets of APC. No amounts were drawn on this line during the three months ended March 31, 2019 and no amounts were outstanding as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, availability under this line of credit was $9.7 million.

Standby Letters of Credit

On March 3, 2017, APAACO established an irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.7 million for the benefit of CMS. The letter of credit expired on December 31, 2018 and was deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.

On October 3, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2019 and is deemed automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.

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

9.	Mezzanine and Stockholders’ Equity

Mezzanine

APC

APC’s shareholders have entered into shareholder agreements that requires APC, under the circumstances described in those agreements, to repurchase the APC shares from the shareholders. Since the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interests in mezzanine or temporary equity. Except when the repurchase obligation is triggered, APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of March 31, 2019 and December 31, 2018.

On December 18, 2018, the Company entered into a settlement agreement and mutual release with former APCN shareholders to repurchase all the equity interests in APC previously held by these shareholders. APC paid approximately $1.7 million to repurchase 1,662,571 shares of common stock (see Note 10).

Stockholders’ Equity

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

See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.

Options

The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Options outstanding at January 1, 2019	647,240	$5.62	4.13	$9.2
Options granted	45,000	18.11	-	-
Options exercised	(6,000)	4.50	-	0.1
Options forfeited	-	-	-	-

Options outstanding at March 31, 2019	686,240	$6.45	3.95	$8.1

Options exercisable at March 31, 2019	641,240	$5.27	3.64	$8.1

During the three months ended March 31, 2019 and 2018, stock options were exercised for 6,000 and 75,000 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $27,000 and $0.5 million, respectively. The exercise price was $4.50 per share for the exercises during the three months ended March 31, 2019 and ranged from $2.10 to $10.00 per share for the exercises during the three months ended March 31, 2018.

During the three months ended March 31, 2018, stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 54,536 shares of the Company’s common stock, which resulted in the Company issuing 43,201 net shares.

During the three months ended March 31, 2019, the Company granted 45,000 stock options to certain ApolloMed board members which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

March 31, 2019

Expected Term	3.0 years
Expected volatility	100.27%
Risk-free interest rate	2.51%
Market value of common stock	$18.11
Annual dividend yield	-
Forfeiture rate	0%

During the three months ended March 31, 2019, the Company recorded approximately $0.1 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which is included in “General and administrative expenses” in the accompanying condensed consolidated statement of income.

Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Options outstanding at January 1, 2019	853,800	$0.167	0.75	$0.5
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired/forfeited	-	-	-	-

Options outstanding and exercisable at March 31, 2019	853,800	$0.167	0.50	$0.5

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of March 31, 2019.

Share-based compensation expense related to option awards granted to primary care physicians to purchase shares of APC’s common stock, are recognized over their respective vesting periods, and consisted of the following:

	Three Months Ended March 31,
	2019	2018
Share-based compensation expense:

General and administrative	$202,382	$202,382

	$202,382	$202,382

The remaining unrecognized share-based compensation expense of stock option awards granted to primary care physicians to purchase shares of APC’s common stock as of March 31, 2019 was $0.4 million which is expected to be recognized over the remaining term of 0.5 years.

Warrants

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Warrants outstanding at January 1, 2019	3,331,995	$9.93	2.97	$33.1
Warrants granted	-	-	-	-
Warrants exercised	(11,516)	9.81	-	0.1
Warrants expired/forfeited	-	-	-	-

Warrants outstanding at March 31, 2019	3,320,479	$9.93	2.72	$27.9

				Weighted
		Weighted		Average
		Average		Exercise Price
Exercise Price Per	Warrants	Remaining	Warrants	Per
Share	Outstanding	Contractual Life	Exercisable	Share

$9.00	1,075,492	1.54	1,075,492	9.00
10.00	1,416,085	3.04	1,416,085	10.00
11.00	828,902	3.69	828,902	11.00

$9.00 –11.00	3,320,479	2.72	3,320,479	$9.93

During the three months ended March 31, 2019, common stock warrants were exercised for 11,516 shares of the Company’s common stock, which resulted in proceeds of approximately $0.1 million. The exercise price ranged from $9.00 to $11.00 per share.

Treasury Stock

APC owned 1,775,561 and 1,682,110 shares of ApolloMed’s common stock as of March 31, 2019 and December 31, 2018, which are legally issued and outstanding but excluded from shares of common stock outstanding in the condensed consolidated financial statements, as such shares are treated as treasury shares for accounting purposes. Pursuant to the issuance of the Holdback Shares (see Note 13), 93,451 shares issued to APC are treated as treasury shares. The remaining treasury shares of 168,493 were repurchased from the former APCN shareholders in 2018.

Dividends

During the three months ended March 31, 2019 and 2018, APC paid dividends of $10.0 million and $2.0 million, respectively.

10.	Commitments and Contingencies

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

As risk-bearing organizations, APC is required to follow regulations of the California DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At March 31, 2019 and December 31, 2018, APC was in compliance with these regulations.

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

Affordable Care Act

The Patient Protection and Affordable Care Act (“PPACA”) has made significant changes to the United States health care system. The legislation impacted multiple aspects of the health care system, including many provisions that change payments from Medicare, Medicaid and insurance companies. Under this legislation, 33 states have expanded their Medicaid programs to cover previously uninsured childless adults, and four additional states voted in 2018 to expand Medicaid or to elect a governor that pledged to expand Medicaid.  In addition, many uninsured individuals have had the opportunity to purchase health insurance via state-based marketplaces, state-based marketplaces using a federal platform, state-partnership marketplaces or the federally-facilitated marketplace. PPACA also implemented a number of health insurance market reforms, such as allowing children to remain on their parents’ health insurance until age 26 or prohibiting certain plans from denying coverage based on pre-existing conditions. Nationally, these reforms have reduced the number of uninsured individuals.

It is unclear what changes may be made to PPACA with the divided Congress, current presidential administration, and pending litigation over the validity of PPACA. The Administration has promulgated rules to broaden the availability of coverage options that do not comply with the full range of PPACA requirements for individual market coverage, namely Association Health Plans and Short-Term Limited-Duration Insurance.  The Administration has also provided additional guidance on state PPACA waivers.  These executive actions have been or may be challenged in court.  In addition, the Tax Cuts and Jobs Act (“TCJA”), passed in December 2017, eliminates the individual mandate penalty under PPACA, effective January 1, 2019.  The individual mandate penalty was included in PPACA to address concerns that other market reforms expanding access to coverage might produce adverse selection and higher premiums. The extent to which the repeal of the individual mandate penalty will impact the uninsured rate and 2019 premiums is unclear at this juncture. On December 14, 2018, the United States District Court for the Northern District of Texas ruled that the individual mandate without the penalty is unconstitutional and that PPACA is therefore invalid in its entirety.  Litigation on this issue is ongoing, with the Administration indicating it will continue implementing PPACA pending any appeals, the court ordering expedited briefing on a potential stay and certification of an interlocutory appeal, and pending litigation in the United States District Court for the District of Maryland to ensure continued implementation of PPACA.  This litigation along with any future legislative changes to PPACA or other federal and state legislation could have a material impact on the operations of the Company. The Company is continuing to monitor the legislative environment and developments in pending litigation for risks and uncertainties.

Standby Letters of Credit

As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount of 2% of our benchmark Medicare Part A and Part B expenditures. The Company has established irrevocable standby letters of credit with Preferred Bank, which is affiliated with one of the Company’s board members, of $6.6 million and $6.7 million for the 2018 and 2017 performance years, respectively (see Note 8).

APC established irrevocable standby letters of credit with a financial institution for a total of $0.3 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated (see Note 8).

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

On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (See Note 4), in the amount of $5.0 million. On June 28, 2018 and November 28, 2018, UCAP entered into two additional subordinated note receivable agreements with UCI in the amount of $2.5 million and $5.0 million, respectively (see Note 5).

During the three months ended March 31, 2019 and 2018, NMM received approximately $3.2 million and $4.6 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 4).

During the three months ended March 31, 2019 and 2018, APC paid approximately $0.7 million and $0.4 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 4).

During the three months ended March 31, 2019 and 2018, APC paid approximately $2.0 million and $1.6 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 4).

During the three months ended March 31, 2019 and 2018, APC paid approximately $92,000 and $22,000, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the three months ended March 31, 2019 and 2018, APC paid approximately $1.3 million and $0.7 million, respectively, to AMG, Inc. for services as a provider. AMG, Inc. shares common ownership with certain board members of APC.

During the three months ended March 31, 2019 and 2018, APC paid an aggregate of approximately $9.3 million and $9.2 million, respectively, to shareholders of APC for provider services, which include approximately $3.3 million and $2.3 million, respectively, to shareholders who are also officers of APC.

During the three months ended March 31, 2019 and 2018, NMM paid approximately $0.3 million, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.

During the three months ended March 31, 2018, APC paid $90,000, to Tag-2 Medical Investment Group, LLC (“Tag-2”) for an office lease. Tag-2 shares common ownership with certain board members of APC.

During the three months ended March 31, 2019 and 2018, the Company paid approximately $0.1 million and $35,000, respectively, to Critical Quality Management Corp (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.

During the three months ended March 31, 2019 and 2018, SCHC paid approximately $0.1 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.

The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income received related to AHMC, HSMSO and Aurion Corporation:

Three months ended March 31,	2019	2018

AHMC – Risk pool and Capitation	$11,600,000	$19,400,000
HSMSO – Management fees, net	(650,000)	(500,000)
Aurion – Management fees	(100,000)	(100,000)

Net total	$10,850,000	$18,800,000

The Company and AHMC has a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three months ended March 31, 2019 and 2018, the Company has recognized risk pool revenue under this agreement of $10.1 million and $18.0 million respectively, for which $49.8 million and $44.2 million remain outstanding as of March 31, 2019 and December 31, 2018, respectively.

In addition, affiliates wholly-owned by the Company’s officers, including our CEO, Dr. Lam, are reported in the accompanying condensed consolidated statement of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.

For equity method investments, loans receivable and line of credits from related parties, see Notes 4, 5 and 8, respectively.

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

As of March 31, 2019 due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain.

The Company’s effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, and change in valuation allowance.

As of March 31, 2019, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

13.	Earnings Per Share

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

Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months, with 50% issued on the first anniversary of the merger and the remaining 50% issued on the second anniversary, after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. These Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of March 31, 2019 and December 31, 2018 APC held 1,775,561 and 1,682,110 shares of ApolloMed’s and NMM’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2019	2018

Earnings per share – basic	$0.00	$0.07
Earnings per share – diluted	$0.00	$0.06
Weighted average shares of common stock outstanding – basic	34,496,622	32,421,467
Weighted average shares of common stock outstanding – diluted	38,074,174	38,098,373

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2019	2018

Weighted average shares of common stock outstanding – basic	34,496,622	32,421,467
10% shares held back pursuant to indemnification clause	1,519,805	3,039,749
Stock options	455,381	835,790
Warrants	1,602,366	1,801,367
Weighted average shares of common stock outstanding – diluted	38,074,174	38,098,373

14.	Variable Interest Entities (VIEs)

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

The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for information on how the Company determines VIEs and its treatment.

The following table includes assets that can only be used to settle the liabilities of APC and the creditors of APC have no recourse to the Company, nor do creditors of the Company have recourse against the assets of APC. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliate, which are eliminated upon consolidation with NMM, are included in the accompanying condensed consolidated balance sheets.

	March 31, 2019	December 31, 2018

Assets

Current assets
Cash and cash equivalents	$52,359,206	$71,726,342
Investment in marketable securities	1,074,280	1,066,103
Receivables, net	3,096,946	3,904,586
Receivables, net – related party	51,606,081	45,258,916
Prepaid expenses and other current assets	3,944,518	3,647,654

Total current assets	112,081,031	125,603,601

Noncurrent assets
Land, property and equipment, net	9,400,074	9,602,228
Intangible assets, net	56,273,585	58,984,420
Goodwill	56,213,450	56,213,450
Loans receivable – related parties	12,500,000	12,500,000
Investment in a privately held entity that does not report net asset value per share	4,725,000	4,725,000
Investments in other entities – equity method	25,881,231	26,707,404
Restricted cash	740,212	745,470
Right-of-use assets	4,216,800	-
Other assets	1,282,090	839,085

Total noncurrent assets	171,232,442	170,317,057

Total assets	$283,313,473	$295,920,658

Current liabilities
Accounts payable and accrued expenses	$5,379,342	$6,378,751
Fiduciary accounts payable	2,084,926	1,538,598
Medical liabilities	21,610,483	24,983,110
Income taxes payable	12,706,621	11,621,861
Amount due to affiliate	12,197,167	11,505,680
Bank loan	-	40,257
Lease liabilities	840,525	-
Capital lease obligations	101,741	101,741

Total current liabilities	54,920,805	56,169,998

Noncurrent liabilities
Deferred tax liability	13,360,989	15,693,159
Liability for unissued equity shares	1,185,025	1,185,025
Lease liabilities	3,278,928
Capital lease obligations	492,110	517,261

Total noncurrent liabilities	18,317,052	17,395,445

Total liabilities	$73,237,857	$73,565,443

The assets of the Company’s other consolidated VIEs were not considered significant.

15.	Leases

The Company has operating and finance leases for corporate offices, doctors’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of March 31, 2019 and December 31, 2018, assets recorded under finance leases were $0.6 million, and accumulated depreciation associated with finance leases was $0.2 million.

Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.

Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The components of lease expense were as follows:

Three Months Ended March 31,	2019

Operating lease cost	$1,102,684

Finance lease cost
Amortization of lease expense	$25,150
Interest on lease liabilities	4,579

Sublease income	$(100,180)

Total finance lease cost, net	$1,032,233

Other information related to leases was as follows:

Three Months Ended March 31,	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,033,514
Operating cash flows from finance leases	4,579
Financing cash flows from finance leases	25,150

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,855,324
Finance leases	-

Weighted Average Remaining Lease Term

Operating leases	4.30 years
Finance leases	5.25 years

Weighted Average Discount Rate

Operating leases	6.13%
Finance leases	3.00%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Operating Leases	Finance Leases

2019 (excluding the three months ended March 31, 2019)	$2,506,838	$89,190
2020	2,795,554	118,920
2021	1,595,377	118,920
2022	1,250,897	118,920
2023	971,163	118,920
Thereafter	1,514,842	79,278

Total future minimum lease payments	10,634,671	644,148
Less: imputed interest	2,195,602	50,297
Total lease obligations	8,439,069	593,851
Less: current portion	2,461,924	101,741
Long-term lease obligations	$5,977,145	$492,110

December 31, 2018	Operating Leases	Finance Leases

2019	$2,848,000	$119,000
2020	2,267,000	119,000
2021	783,000	119,000
2022	487,000	119,000
2023	489,000	119,000
Thereafter	243,000	79,000

Total future minimum lease payments	7,117,000	674,000

As of March 31, 2019, the Company does not have additional operating and finance leases that have not yet commenced.

16.	Subsequent Events

On April 17, 2019, NMM amended its promissory note with Preferred Bank to decrease the amount available under the credit facility from $20 million to $16 million and APC amended its promissory note with Preferred Bank to increase the amount available under the credit facility from $10 million to $40 million (see Note 8).

On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM’s 25% membership interest in 531 W. College LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.2 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019.

The following management’s discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

In this section, “we,” “our,” “ours” and “us” refer to Apollo Medical Holdings, Inc.

Overview

We, together with our affiliated physician groups and consolidated entities, are a physician-centric integrated population health management company providing coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: Network Medical Management (“NMM”), Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities, including consolidated variable interest entities (“VIE”).

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

Recent Developments

The following describes certain developments from 2018 to date that are important to understanding our overall results of operations and financial condition.

Business Combination

On March 15, 2019, a consolidated VIE of the Company entered into an agreement to acquire a health care-related entity for total cash consideration of $45.0 million, subject to post-closing adjustments. The completion of this acquisition is subject to multiple contingencies and as of the filing date of this Quarterly Report this transaction has not been completed. The closing of the acquisition is scheduled to occur when all of the conditions to closing set forth in the stock purchase agreement have been satisfied or waived.

531 W. College

On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM’s 25% membership interest in 531 W. College LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.2 million.

On March 27, 2019, Warren Hossenion, M.D., resigned as Co-Chief Executive Officer and as a director of Apollo Medical Holdings, Inc. effective March 28, 2019. Thomas Lam, M.D., ApolloMed’s other Co-Chief Executive Officer, will continue to serve as the sole Chief Executive Officer of ApolloMed.

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

Results of Operations

Apollo Medical Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,		%
	2019	2018	$ Change	Change
Revenue
Capitation, net	$71,516,778	$85,905,284	$(14,388,506)	(17)%
Risk pool settlements and incentives	10,093,841	17,986,736	(7,892,895)	(44)%
Management fee income	8,996,600	12,074,572	(3,077,972)	(25)%
Fee-for-services, net	4,080,674	6,236,628	(2,155,954)	(35)%
Other income	1,069,278	1,720,026	(650,748)	(38)%
Total revenue	95,757,171	123,923,246	(28,166,075)	(23)%
Operating expenses
Cost of services	83,432,474	84,614,686	(1,182,212)	(1)%
General and administrative expenses	10,263,960	11,301,237	(1,037,277)	(9)%
Depreciation and amortization	4,417,581	5,058,512	(640,931)	(13)%
Provision for bad debt	951,014	247,102	703,912	285%
Total expenses	99,065,029	101,221,537	(2,156,508)	(2)%
(Loss) income from operations	(3,307,858)	22,701,709	(26,009,567)	(115)%
Other income (expense)
Loss from equity method investments	(849,657)	(28,024)	(821,633)	2932%
Interest expense	(210,979)	(85,001)	(125,978)	148%
Interest income	323,008	269,818	53,190	20%
Other income	187,116	87,993	99,123	113%
Total other (expense) income, net	(550,512)	244,786	(795,298)	(325)%
(Loss) income before (benefit from) provision for income taxes	(3,858,370)	22,946,495	(26,804,865)	(117)%
(Benefit from) provision for income taxes	(1,408,241)	7,228,840	(8,637,081)	(119)%
Net (loss) income	$(2,450,129)	$15,717,655	(18,167,784)	(116)%

Net (loss) income attributable to noncontrolling interests	(2,589,793)	13,557,200	(16,146,993)	(119)%
Net income attributable to Apollo Medical Holdings, Inc.	$139,664	$2,160,455	$(2,020,791)	(94)%

Net Income Attributable to Apollo Medical Holdings, Inc.

Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended March 31, 2019 was $0.1 million, as compared to net income of $2.1 million for the same period in 2018, a decrease of $2.0 million or 94%.

Physician Groups and Patients

As of March 31, 2019 and 2018, the total number of affiliated physician groups managed by us was 10 and 11 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 821,000 and 963,000, respectively. The decrease was due to the closure of an affiliated physician group on January 31, 2019 as their primary healthplan cancelled their contract.

Revenue

Our revenue for the three months ended March 31, 2019 was $95.8 million, as compared to $123.9 million for the three months ended March 31, 2018, a decrease of $28.1 million, or 23%. The decrease in revenue was primarily attributable to the following;

(i) Capitation revenues decreased by approximately $14.4 million primarily due to the delayed commencement by the Centers for Medicare & Medicaid Services (“CMS”) of APAACO’s 2019 Next Generation ACO performance year to April 1, 2019. In 2018, CMS commenced the performance year in February 2018, and we received payments at a rate of approximately $7.3 million per month from CMS. As a result of the deferral of the 2019 performance year commencement date, no revenues were recognized by us in the first quarter 2019. During the three months ended March 31, 2019, we received monthly payments of approximately $8.3 million for performance year 2019, which was recorded as a contract liability to be recognized as revenue in the second quarter of 2019 based on the amount of All-Inclusive Population-Based Payments (“AIPBP”) made.

(ii) Risk pool revenue decreased by $7.9 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses in which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.

(iii) Management fee income decreased by $3.1 million mainly due to a decrease in the number of patients served by some of our affiliated physician groups, including an affiliated physician group that ceased operations as their primary health plan cancelled their contract.

(iv) Fee-for-service revenue decreased by $2.1 million due to strategic decisions in 2018 to wind down several medical groups affiliated with Apollo Medical Holdings, Inc. prior to the Merger. The operations of these medical groups, BAHA, AKM, and MMG, were not consistent with the Company’s future business plans.

(v) Other income decreased by $0.6 million as a result of changes in the accrual of revenue related to maternity supplemental (kick) payments.

Cost of Services

Expenses related to cost of services for the three months ended March 31, 2019 were $83.4 million, as compared to $84.6 million for the same period in 2018, a decrease of $1.2 million, or 1%. The overall decrease was due to a $3.0 million decrease in medical claims, capitation and other health services expense and $7.5 million decrease in costs due to the strategic decisions to wind down BAHA, AKM, and MMG, offset by an increase of $2.3 million of investment in personnel costs to support continued growth in depth and breadth of our operations and an increase of $7.0 million related to provider bonuses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $10.3 million, as compared to $11.3 million for the same period in 2018, a decrease of $1.0 million, or 9%. The overall decrease is due to a $0.6 million decrease in stock compensation expense and $1.3 million decrease due to the strategic decisions to wind down legacy ApolloMed businesses, offset by an increase in professional fees of $0.9 million.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2019 were $4.4 million, as compared to $5.1 million for the same period in 2018. This amount includes depreciation of property and equipment and the amortization of intangible assets from the Merger.

Provision for Doubtful Accounts

Provision for doubtful accounts was $1.0 million for the three months ended March 31, 2019 as compared to $0.2 million for the three months ended March 31, 2018. The increase related to an allowance against certain management fee income based on management’s assessment of collectability of the related receivable.

Loss from Equity Method Investments

Loss from equity method investments for the three months ended March 31, 2019 was $0.8 million, as compared to a loss of $28,024 for the same period in 2018. The loss for the three months ended March 31, 2019 was primarily due to earnings from our investments in UCI, DMG, and PMIOC of $1.0 million, $0.2 million, and $0.1 million, respectively, offset by losses from our investments in LMA’s IPA line of business and Accountable of $1.1 million and $0.8 million, respectively. In addition, we recognized an impairment loss of $0.3 million related to our investment in PASC as we do not expect to recover our investment.

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 were $0.2 million and $0.1 million, respectively, and reflects interest on debt obligations associated with bank loans.

Interest Income

Interest income for the three months ended March 31, 2019 was $0.3 million as compared to $0.2 million for the three months ended March 31, 2018. An increase of approximately $0.1 million, as compared to the same period in 2018 mainly due to an increase in cash held in money market accounts which resulted in an increase in interest earned and the interest from notes receivable.

Other Income

Other income for the three months ended March 31, 2019 was approximately $0.2 million, as compared to $0.1 million, for the same periods in 2018 mainly due to increased rental income received.

Income Tax (Benefit) Provision

Income tax benefit was $1.4 million for the three months ended March 31, 2019, as compared to tax provision expense of $7.2 million for the same period in 2018. The tax benefit was due to losses incurred in the current period, as described above.

Net Income Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $2.6 million for the three months ended March 31, 2019, compared to net income attributable of $13.6 million for the three months ended March 31, 2018, a decrease of $16.2 million, or 119%. This decrease was primarily due to a net loss generated from APC mainly attributable to increased provider costs and a reduction in risk pool revenue.

Liquidity and Capital Resources

Cash, cash equivalents and investment in marketable securities at March 31, 2019 totaled $94.2 million. Working capital totaled $88.5 million at March 31, 2019, compared to $100.8 million at December 31, 2018, a decrease of $12.3 million, or 12%.

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

Our cash, cash equivalents and restricted cash decreased by $13.9 million from $107.6 million at December 31, 2018 to $93.7 million at March 31, 2019. Cash used in operating activities during the three months ended March 31, 2019 was $4.0 million. The cash used in operations during the three months ended March 31, 2019 is a function of net losses of $2.5 million, adjusted for the following non-cash operating items: depreciation and amortization of $4.4 million, share-based compensation of $0.3 million, provision for doubtful accounts of $1.0 million and losses from equity method investments of approximately $0.8 million offset by a change in deferred tax liability of $2.6 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $5.4 million.

Cash used in investing activities during the three months ended March 31, 2019 was $0.1 million, due to purchases of property and equipment of $0.1 million during the three months ended March 31, 2019.

Cash used in financing activities during the three months ended March 31, 2019 was $9.8 million reflecting dividend payments of $10.0 million, offset by proceeds from exercise of stock options and warrants of $0.1 million and proceeds from the sale of VIE stock of $0.1 million during the three months ended March 31, 2019.

Credit Facilities

Lines of Credit – Related Party

NMM has a credit facility with Preferred Bank to borrow up to $20.0 million that matures on June 22, 2020. The credit facility was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, pursuant to an amendment entered into March 5, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The amount outstanding as of March 31, 2019 and December 31, 2018 was $13.0 million and is classified as long-term and current liabilities. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of March 31, 2019 and December 31, 2018. As of March 31, 2019, NMM was in compliance with such financial debt covenant requirements. As of March 31, 2019 and December 31, 2018, availability under this line of credit was $0.7 million.

NMM has a non-revolving line of credit facility with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 to reduce the loan availability from $20.0 million to $16.0 million. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625% as of March 31, 2019 and December 31, 2018. The line of credit was obtained to finance potential acquisitions, with each drawdown to be converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule, the availability of the line of credit is reduced accordingly based on the aggregate amount drawn. As of March 31, 2019 and December 31, 2018, availability under this line of credit was $20.0 million.

APC has a credit facility with Preferred Bank to borrow up to $10.0 million that matures on June 22, 2020. No amounts have been drawn on this facility. This credit facility was subsequently amended on April 17, 2019 to increase the loan availability from $10.0 million to $40.0 million. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of March 31, 2019 and December 31, 2018. As of March 31, 2019, APC was in compliance with such financial debt covenant requirements. As of both March 31, 2019 and December 31, 2018, availability under this line of credit was $9.7 million. Because APC is a VIE of NMM, loans obtained by APC can only be used to fund the operations of that company, and, accordingly, we are not liable for the repayment of any of APC’s borrowings under the Preferred Bank credit facility. In addition, this credit facility is not available to support NMM’s liquidity needs and can only be used for APC.

Bank Loans

In December 2010, ICC obtained a loan of $4.6 million from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate”, or 5.50% per annum, as of December 31, 2018. The loan is collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matured on December 31, 2018 and final payment was made in January 2019. As of December 31, 2018, the balance outstanding was $40,257 and is classified as current liabilities.

Intercompany Loans

Each of AMH, MMG, BAHA, ACC, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation. The following is a summary of the intercompany loans during the three-month period ended March 31, 2019:

			Three Months Ended March 31, 2019
		Interest rate	Maximum Balance During	Ending	Principal Paid	Interest Paid During
Entity	Facility	per Annum	Period	Balance	During Period	Period
AMH	$10,000,000	10%	$5,140,786	$4,831,575	$695,000	$-
ACC	1,000,000	10%	1,287,843	1,287,843	-	-
MMG	3,000,000	10%	3,069,499	3,069,499	-	-
AKM	5,000,000	10%	-	-	-	-
SCHC	5,000,000	10%	3,977,226	3,977,226	-	-
BAHA	250,000	10%	4,064,392	4,064,392	-	-
	$24,250,000		$17,539,746	$17,230,535	$695,000	$-

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our condensed consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions and estimates. In addition, judgments, assumptions and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying condensed consolidated financial statements in Note 2 thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

New Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Inflation

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Based on management’s assessment of our internal control over financial reporting as of March 31, 2019, the following material weakness existed as of that date:

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

Notwithstanding the material weakness discussed above, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We are currently in the process of implementing our remediation plans. To date, we have implemented and are continuing to implement a number of measures to address the material weakness identified. Our management has taken the following actions that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting: The Company continues to design new procedures to test the reliability of the information included in future full risk pool reports prepared for the Company by an external party and expects to implement these procedures during 2019 to remediate this control gap.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, Leases. Although the new leasing standard did not have a material impact on our results of operations or cash flows, it did have a material impact on our financial position due to the recording of an operating lease right-of-use asset and operating lease liability beginning January 1, 2019. As a result, we implemented changes to our processes related to leases and the control activities within them during the three months ended March 31, 2019. These included ongoing contract review requirements and gathering of information provided for disclosures, as well as other requirements of the new lease guidance.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. While we believe there have been no material changes in our risk factors from those disclosed in the Annual Report, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019 the Company issued an aggregate of 4,131 shares of common stock and received approximately $37,179 from the exercise of certain warrants at an exercise price of $9.00 per share. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On March 15, 2019, a consolidated VIE of the Company entered into an agreement to acquire a health care-related entity for total cash considerations of $45.0 million, subject to post-closing adjustments. The completion of this acquisition is subject to multiple contingencies and as of the filing date of this Quarterly Report this transaction has not been completed. The closing of the acquisition is scheduled to occur when all of the conditions to closing set forth in the Stock Purchase Agreement have been satisfied or waived.

ITEM 6.  EXHIBITS

The following exhibits are either incorporated by reference into or filed or furnished with this Quarterly Report on Form 10-Q, as indicated below.

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated December 21, 2016, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (the “Merger Agreement”) (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.2	Amendment to the Merger Agreement, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.3	Amendment No. 2 to the Merger Agreement, dated October 17, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.4*	Stock purchase agreement dated March 15, 2019.

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2018).

3.5	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.2	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.3	Form of Certificate for Common Stock of Apollo Medical Holdings, Inc., par value $0.001 per share (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.4	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $11.00 per share (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.5	Form of Warrant issued as Merger Consideration pursuant to the Merger Agreement for the purchase of Common Stock of Apollo Medical Holdings, Inc., exercisable at $10.00 per share (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.6	Common Stock Purchase Warrant (“Series A Warrant”) dated October 14, 2015, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 1,111,111 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.7	Form of Assignment of Series A Warrant as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.8	Common Stock Purchase Warrant (“Series B Warrant”) dated March 30, 2016, originally issued by Apollo Medical Holdings, Inc. to Network Medical Management, Inc. to purchase 555,555 shares of common stock and subsequently issued as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

4.9	Form of Assignment of Series B Warrant as Merger Consideration pursuant to the Merger Agreement (incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

4.10	Common Stock Purchase Warrant dated November 4, 2016, issued by Apollo Medical Holdings, Inc., to Scott Enderby, D.O. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2016).

4.11	Common Stock Purchase Warrant dated November 17, 2016, issued by Apollo Medical Holdings, Inc. to Liviu Chindris, M.D. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2017).

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32**	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

*	Filed herewith.

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: May 10, 2019	By:	/s/ Thomas Lam
Thomas Lam
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2019	By:	/s/ Eric Chin
Eric Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)

