Form 10-Q
period 2019-06-30
Apollo Medical Holdings, Inc.
filed 2019-08-09
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___ to ___.
Commission File No. 001-37392
Apollo Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4472349 (IRS Employer Identification No.)
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
As of August 5, 2019, there were 35,899,684 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

INTRODUCTORY NOTE
Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Apollo Medical Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018

Assets

Current assets
Cash and cash equivalents	$52,726,305	$106,891,503
Restricted cash	3,537,470	—
Investment in marketable securities	1,149,828	1,127,102
Receivables, net	16,707,314	7,127,217
Receivables, net – related parties	64,057,647	49,328,739
Other receivables	12,900,211	1,003,133
Prepaid expenses and other current assets	10,121,935	7,385,098
Loan receivable – related parties	6,425,000	—

Total current assets	167,625,710	172,862,792

Noncurrent assets
Land, property and equipment, net	12,101,373	12,721,082
Intangible assets, net	109,069,858	86,875,883
Goodwill	209,313,824	185,805,880
Loans receivable – related parties	17,500,000	17,500,000
Investment in other entities – equity method	35,903,041	34,876,980
Investment in a privately held entity that does not report net asset value per share	405,000	405,000
Restricted cash	740,212	745,470
Right-of-use assets	14,319,371	—
Other assets	1,351,576	1,205,962

Total noncurrent assets	400,704,255	340,136,257

Total assets	$568,329,965	$512,999,049
Liabilities, Mezzanine Equity and Stockholders’ Equity

Current liabilities

Accounts payable and accrued expenses	$30,658,273	$25,075,489
Fiduciary accounts payable	1,798,807	1,538,598
Medical liabilities	42,942,898	33,641,701
Income taxes payable	—	11,621,861
Bank loan	—	40,257
Finance lease obligation	101,741	101,741
Lease liabilities	2,836,010	—

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30, 2019	December 31, 2018

Total current liabilities	78,337,729	72,019,647

Noncurrent liabilities
Lines of credit – related party	44,600,000	13,000,000
Deferred tax liability	26,651,678	19,615,935
Liability for unissued equity shares	1,185,025	1,185,025
Finance lease obligation	466,771	517,261
Lease liabilities	11,416,750	—

Total noncurrent liabilities	84,320,224	34,318,221

Total liabilities	162,657,953	106,337,868

Commitments and Contingencies (Note 10)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	219,582,512	225,117,029

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 34,638,812 and 34,578,040 shares outstanding, excluding 1,944,054 and 1,850,603 treasury shares, at June 30, 2019 and December 31, 2018, respectively	34,639	34,578
Additional paid-in capital	163,891,843	162,723,051
Retained earnings	21,473,083	17,788,203
	185,399,565	180,545,832

Noncontrolling interest	689,935	998,320

Total stockholders’ equity	186,089,500	181,544,152

Total liabilities, mezzanine equity and stockholders’ equity	$568,329,965	$512,999,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Capitation, net	103,223,692	90,316,182	174,740,470	176,221,466
Risk pool settlements and incentives	11,191,050	13,866,217	21,284,891	31,852,953
Management fee income	10,352,619	12,371,608	19,349,219	24,446,180
Fee-for-service, net	3,878,428	4,563,712	7,959,102	10,800,340
Other income	1,403,777	1,548,812	2,473,055	3,268,838

Total revenue	130,049,566	122,666,531	225,806,737	246,589,777

Operating expenses
Cost of services	101,363,101	99,705,571	184,795,575	184,320,257
General and administrative expenses	11,817,555	10,893,135	22,081,515	22,441,474
Depreciation and amortization	4,454,571	4,918,078	8,872,152	9,976,590
Provision for doubtful accounts	(2,314,429)	—	(1,363,415)	—

Total expenses	115,320,798	115,516,784	214,385,827	216,738,321

Income from operations	14,728,768	7,149,747	11,420,910	29,851,456

Other income (expense)
Income from equity method investments	(42,282)	1,669,861	(891,939)	1,641,837
Interest expense	(311,049)	(110,683)	(522,028)	(195,684)
Interest income	473,664	492,723	796,672	762,541
Other income	24,229	187,752	211,345	275,745

Total other (expense) income, net	144,562	2,239,653	(405,950)	2,484,439

Income before provision for income taxes	14,873,330	9,389,400	11,014,960	32,335,895

Provision for income taxes	4,209,399	1,523,807	2,801,158	8,752,647

Net income	10,663,931	7,865,593	8,213,802	23,583,248

Net income attributable to noncontrolling interests	7,118,715	5,201,491	4,528,922	18,758,691

Net income attributable to Apollo Medical Holdings, Inc.	$3,545,216	$2,664,102	$3,684,880	$4,824,557

Earnings per share – basic	$0.10	$0.08	$0.11	$0.15

Earnings per share – diluted	$0.09	$0.07	$0.10	$0.13

Weighted average shares of common stock outstanding – basic	34,540,059	32,674,459	34,518,461	32,548,662

Weighted average shares of common stock outstanding – diluted	37,962,555	37,850,679	37,896,837	37,935,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC
	Noncontrolling Interest	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Shareholders' Equity
		Shares	Amount
Balance January 1, 2019	$225,117,029	34,578,040	$34,578	$162,723,051	$17,788,203	$998,320	$181,544,152
Net income	(3,000,021)	—	—	—	139,664	410,228	549,892
Purchase of treasury shares	(40,000)	(93,451)	(93)	93	—	—	—
Shares issued for exercise of options and warrants	155,000	17,516	17	139,957	—	—	139,974
Share-based compensation	202,382	1,599	2	142,750	—	—	142,752
Dividends	(10,000,000)	—	—	—	—	—	—
Balance at March 31, 2019	212,434,390	34,503,704	34,504	163,005,851	17,927,867	1,408,548	182,376,770
Net income	6,895,740	—	—	—	3,545,216	222,975	3,768,191
Purchase of treasury shares	—	—	—	—	—	—	—
Shares issued for exercise of options and warrants	50,000	135,108	135	757,993	—	—	758,128
Share-based compensation	202,382	—	—	127,999	—	—	127,999
Dividends	—	—	—	—	—	(941,588)	(941,588)
Balance at June 30, 2019	$219,582,512	34,638,812	$34,639	$163,891,843	$21,473,083	$689,935	$186,089,500

	Mezzanine Equity – Noncontrolling Interest in APC
	Noncontrolling Interest	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Shareholders' Equity
		Shares	Amount
Balance January 1, 2018	$172,129,744	32,304,876	$32,305	$158,181,192	$1,734,531	$4,235,398	$164,183,426
ASC 606 Adoption	7,351,434				1,002,468		1,002,468
Net income	12,970,752	—	$—	$—	2,160,455	586,448	2,746,903
Purchase price adjustment from merger	—	—	—	—	—	—	—
Shares issued for exercise of options and warrants	—	309,826	310	1,923,474	—	—	1,923,784
Share-based compensation	202,382	37,593	38	631,524	—	—	631,562
Noncontrolling interest capital charge	—	—	—	—	—	—	—
Dividends	(2,000,000)	—	—	—	—	—	—
Balance at March 31, 2018	190,654,312	32,652,295	32,653	160,736,190	4,897,454	4,821,846	170,488,143
ASC 606 Adoption	—				—		—
Net income	4,857,625	—	—	—	2,664,102	343,866	3,007,968
Purchase price adjustment from merger	—	—	—	868,000	—	—	868,000
Shares issued for exercise of options and warrants	200,000	188,875	188	423,357	—	—	423,545
Share-based compensation	202,382	—	—	—	—	—	—
Noncontrolling interest capital charge	—	—	—	—	—	27,500	27,500
Balance at June 30, 2018	$195,914,319	32,841,170	$32,841	$162,027,547	$7,561,556	$5,193,212	$174,815,156
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$8,213,802	$23,583,248
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,872,152	9,976,590
Loss on disposal of property and equipment	—	41,782
Provision for doubtful accounts	(1,363,415)	—
Share-based compensation	675,515	1,036,326
Unrealized (gain) loss from investment in equity securities	(14,549)	16,060
Income from equity method investments	891,939	(1,641,837)
Deferred tax	(549,198)	706,813
Changes in operating assets and liabilities, net of business combinations:
Receivable, net	587,637	4,410,363
Receivable, net – related parties	(12,665,493)	(7,234,874)
Other receivables	(11,897,078)	—
Prepaid expenses and other current assets	(2,740,403)	(2,772,749)
Right-of-use assets	1,098,111	—
Other assets	(243,112)	(95,258)
Accounts payable and accrued expenses	3,340,115	(692,000)
Dividends payable	—	617,210
Incentives payable	—	(16,395,926)
Fiduciary accounts payable	260,209	(722,934)
Medical liabilities	(3,818,517)	2,881,017
Income taxes payable	(11,621,861)	(298,439)
Lease liabilities	(1,043,927)	—
Net cash (used in) provided by operating activities	(22,018,073)	13,415,392

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(41,518,084)	—
Advances on loans receivable	(6,425,000)	(2,500,000)
Purchases of marketable securities	(8,177)	(3,932)
Purchases of investment - equity method	(2,158,000)	(16,673,840)
Purchases of a privately held entity that does not report net asset value per share	—	(405,000)
Purchases of property and equipment	(376,419)	(682,712)
Dividend received	240,000	—
Net cash used in investing activities	(50,245,680)	(20,265,484)

Cash flows from financing activities
Repayment of bank loan	(8,040,257)	(257,374)
Dividends paid	(10,941,588)	(12,000,000)
Change in noncontrolling interest capital	—	27,500

Payment of capital lease obligations	(50,490)	(48,999)
Proceeds from the exercise of stock options and warrants	898,102	2,347,329
Repurchase of shares	(40,000)	—
Borrowings on line of credit	39,600,000	8,000,000
Proceeds from common stock offering	205,000	200,000
Net cash provided by (used in) financing activities	21,630,767	(1,731,544)

Net decrease in cash, cash equivalents and restricted cash	(50,632,986)	(8,581,636)

Cash, cash equivalents and restricted cash, beginning of period	107,636,973	118,500,095

Cash, cash equivalents and restricted cash, end of period	$57,003,987	$109,918,459

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$16,700,000	$11,612,590
Cash paid for interest	438,976	144,544

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$—	$47
Deferred tax liability adjustment to goodwill	8,355,343	1,110,456
Refer to Note 16 for supplemental cash flow information related to the adoption of ASC 842.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$52,726,305	$101,132,237
Restricted cash – short-term - distributions to former NMM shareholders	—	8,040,870
Restricted cash – letters of credit	4,277,682	745,352
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$57,003,987	$109,918,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business
Overview
Apollo Medical Holdings, Inc. (“ApolloMed”), entered into an Agreement and Plan of Merger dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017) (the “Merger Agreement”) among ApolloMed, Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of ApolloMed, Network Medical Management, Inc. (“NMM”), and Kenneth Sim, M.D. in his capacity as the representative of the shareholders of NMM, pursuant to which ApolloMed effected a merger with NMM (the “Merger”). The Merger closed and became effective on December 8, 2017 (the “Closing”). As a result of the Merger, NMM is now a wholly-owned subsidiary of ApolloMed and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, the Merger is treated as a “reverse acquisition,” and NMM is considered the accounting acquirer and ApolloMed is the accounting acquiree. Accordingly, as of the Closing, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for all periods prior to the Merger, and the results of operations of both companies are included in the accompanying condensed consolidated financial statements for all periods following the Merger.
The combined company, following the Merger, together with its affiliated physician groups and consolidated entities (collectively, the “Company”), is a physician-centric integrated population health management company providing coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid and health maintenance organizations (“HMOs”). A small portion of the Company’s revenue is generated from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: NMM, Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. ("APAACO") and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.
NMM was formed in 1994 as a management service organization (“MSO”) for the purposes of providing management services to medical companies and independent practice associations (“IPAs”). The management services include primarily billing, collection, accounting, administrative, quality assurance, marketing, compliance and education.
Allied Physicians of California IPA, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”) was incorporated on August 17, 1992 for the purpose of arranging health care services as an IPA. APC has contracts with various HMOs and other licensed health care service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is also minimized by stop-loss provisions in contracts with HMOs.
On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM (the initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity (“VIE”) of the Company as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore APC is consolidated by NMM. As of June 30, 2019 and December 31, 2018, APC had an ownership interest of 4.88% and 4.82% in ApolloMed, respectively.
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
APC-LSMA Designated Shareholder Medical Corporation ("APC-LSMA") was formed on October 15, 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Chief Executive Officer of ApolloMed, is a nominee shareholder of APC. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”) and Alpha Care Medical Group, Inc. (“Alpha Care”).
Alpha Care, an IPA which has been operating in California since 1993 is a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to over 180,000 enrollees and focuses on Medi-Cal/Medicaid, Commercial, and Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
ICC was formed on September 2, 2010 in the state of California. ICC is a professional medical corporation that has entered into agreements with HMOs, IPAs, medical groups and other purchasers of medical services for the arrangement of services to subscribers or enrollees. On November 15, 2016, APC-LSMA, a holding company of APC, agreed to purchase and acquire from ICC 40% of the aggregate issued and outstanding shares of capital stock of ICC for $0.4 million in cash. Certain requirements to complete the investment transaction were completed in August 2017 and effective on October 31, 2017, ICC was consolidated by APC as a VIE as it was determined that APC is the primary beneficiary of ICC through its obligation to absorb losses and right to receive benefits that could potentially be significant to ICC.
Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed on June 4, 2014, for the purpose of holding an investment in Universal Care, Inc. (“UCI”).
APAACO, jointly owned by NMM and AMM, began participating in the next generation accountable care organization model (“NGACO Model”) of the Centers for Medicare & Medicaid Services ("CMS") in January 2017. The NGACO Model is a new CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model. In addition to APAACO, NMM and AMM operated three accountable care organizations (“ACOs”) that participated in the Medicare Shared Savings Program (“MSSP”), with the goal of improving the quality of patient care and outcomes through a more efficient and coordinated approach among providers. MSSP revenues are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate for the relevant period. Such payments are earned and made on an “all or nothing” basis.
AMM, a wholly-owned subsidiary of ApolloMed, manages affiliated medical groups, which consist of ApolloMed Hospitalists, a Medical Corporation (“AMH”), a hospitalist company, Southern California Heart Centers, a Medical Corporation (“SCHC”), Bay Area Hospitalist Associates, Inc. (“BAHA”), a Medical Corporation, ApolloMed Care Clinic, a Professional Corporation (“ACC”) and AKM Medical Group, Inc. (“AKM”). AMH provides hospitalist, intensivist and physician advisor services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing. BAHA, ACC and AKM are no longer active to any material extent.
Apollo Care Connect, a wholly-owned subsidiary of ApolloMed, provides a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.
AP-AMH Medical Corporation (“AP-AMH”) was formed on May 7, 2019 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, and the Chief Executive Officer and Chief Financial Officer of APC and Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH. ApolloMed makes all the decisions on behalf of AP-AMH and funds and receives all the distributions from its operations. ApolloMed has the obligation to absorb losses or rights to receive benefits from the operations of AP-AMH. Therefore, AP-AMH is controlled and consolidated by ApolloMed as the primary beneficiary of this VIE.
On May 10, 2019, ApolloMed entered into a series of agreements with two of its affiliates, AP-AMH and APC as follows;

1.
The Company agreed to lend AP-AMH $545.0 million pursuant to a ten-year secured loan agreement. The loan will bear interest at a rate of 10% per annum simple interest, will not be prepayable (except in certain limited circumstances), will require quarterly payments of interest only, and will be secured by a first priority security interest in all of AP-AMH's assets, including the shares of APC Series A Preferred Stock to be purchased by AP-AMH, to the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock purchased with respect to such payment date in an amount insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.

2.
AP-AMH has agreed to purchase $545.0 million of Series A Preferred Stock to be issued by APC to AP-AMH. Under the terms of the Series A Preferred Stock, AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (A) APC's net income from healthcare services, plus (B) any dividends received by APC from certain of APC's affiliated entities, less (C) any retained amounts.

3.
APC has agreed to purchase $300.0 million of the Company's common stock. The Company has agreed to grant APC certain registration rights with respect to the Company's common stock that APC purchases, and APC agreed to restrict its voting powers with respect to its shares.

4.
The Company agreed to license certain of its trademarks to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.

5.
Through its subsidiary, the Company has agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee also is payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.

The closing of foregoing transactions is contingent upon receiving the approval of the Company’s stockholders. ApolloMed is holding a special meeting of its stockholders on August 27, 2019 in order to obtain the stockholder approvals necessary to complete the foregoing transactions. If consummated, these transactions will result in a fundamental change in the character of APC’s healthcare services net income and how it is ultimately reflected on ApolloMed’s consolidated statements of income. If consummated, the foregoing transactions will substantially affect the Company’s future results of operations and its liquidity and capital resources.

2.	Basis of Presentation
Basis of Presentation
The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. The Company’s quarterly results fluctuate. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future periods.
Principles of Consolidation
The condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018, include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO, Apollo Care Connect; ApolloMed's consolidated VIE, AP-AMH; NMM’s subsidiaries, APCN-ACO, Inc. and Allied Physicians ACO, LLC; NMM’s consolidated VIE, APC; APC’s subsidiary, UCAP; and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC. Effective on June 1, 2019 the condensed consolidated balance sheet as of June 30, 2019 and condensed consolidated statements of income for the three and six months ended June 30, 2019, also include the accounts of Alpha Care.

All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints and completion factors including historical medical loss ratios (“MLR”)), income taxes, valuation of share-based compensation and right of use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of June 30, 2019, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $80.7 million. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. Investments in marketable debt securities have been classified and accounted for as held-to-maturity based on management’s investment intentions relating to these securities. Held-to-maturity marketable securities are stated at amortized cost, which approximates fair value. As of June 30, 2019 and December 31, 2018, short-term marketable securities in the amount of approximately $1.1 million, consist of certificates of deposit with various financial institutions, reported at par value plus accrued interest, with maturity dates from four months to twelve months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.
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
Capitation and claims receivable relate to each health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from our hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. During the six months ended June 30, 2019, recoverable claims paid related to the 2019 APAACO performance year to be administered following instructions from CMS, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop loss insurance premium reimbursements are included in “Other receivables” in the accompanying condensed consolidated balance sheet.
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
Amounts are recorded as a receivable when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of June 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was approximately $2.9 million and approximately $4.3 million, respectively.
Concentrations of Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30,	2019	2018

Commercial	$25,364,588	$29,601,757
Medicare	57,964,880	54,776,111
Medicaid	36,276,874	26,959,315
Other third parties	10,443,224	11,329,348
Revenue	$130,049,566	$122,666,531

Six Months Ended June 30,	2019	2018

Commercial	$50,383,600	$55,366,879
Medicare	95,062,722	107,331,859
Medicaid	61,647,399	62,552,664
Other third parties	18,713,016	21,338,375
Revenue	$225,806,737	$246,589,777
The Company had major payors that contributed the following percentage of net revenue:

	For the Three Months Ended June 30,
	2019	2018

Payor A	13.7%	11.3%
Payor B	12.6%	16.6%
Payor C	10.5%	11.6%
Payor D	13.7%	17.9%

	For the Six Months Ended June 30,
	2019	2018

Payor A	15.8%	12.5%
Payor B	14.3%	15.7%
Payor C	11.7%	13.3%
Payor D	*%	14.9%

*	Less than 10% of total net revenues
The Company had major payors that contributed to the following percentage of receivables and receivables – related parties before the allowance for doubtful accounts:

	As of June 30, 2019	As of December 31, 2018
Payor E	29.0%	34.1%
Payor F	34.0%	42.2%
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
The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2019 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$28,534,501	$—	$—	$28,534,501
Marketable securities – certificates of deposit	1,074,280	—	—	1,074,280
Marketable securities – equity securities	75,548	—	—	75,548

Total	$29,684,329	$—	$—	$29,684,329
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$85,500,745	$—	$—	$85,500,745
Marketable securities – certificates of deposit	1,066,103	—	—	1,066,103
Marketable securities – equity securities	60,999	—	—	60,999

Total	$86,627,847	$—	$—	$86,627,847
*    Included in cash and cash equivalents
There were no Level 3 inputs measured on a recurring basis for the six months ended June 30, 2019.
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the six months ended June 30, 2019.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the six months ended June 30, 2019 and 2018.
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
The Company determined that there was no impairment of its goodwill or indefinite-lived intangible assets during the six months ended June 30, 2019 and 2018.
Investments in Other Entities - Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying condensed consolidated statements of income under “Income (loss) from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. As of June 30, 2019, the Company recognized an impairment loss of $0.3 million related to its investment in Pacific Ambulatory Surgery Center, LLC (“PASC”) (included in loss from equity method investments in the accompanying condensed consolidated statements of income) as the Company does not expect to recover its investment (see Note 5).
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
Revenue Recognition
The Company adopted Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” on January 1, 2018 and recognizes revenue in accordance with the applicable guidance.
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
PMPM managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using the most likely amount methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to the Company’s efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service.
Risk Pool Settlements and Incentives
APC enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factor and constraint percentages were used by management in applying the most likely amount method.
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
Risk pool settlements under arrangements with HMOs are recognized, using the most likely amount methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.
In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMO’s members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. Incentives earned under “pay-for-performance” programs are recognized using the most likely amount methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared risk pool and incentive payments, these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.
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
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO capitation revenues monthly, as that is when the Company is obligated to provide services to its members. Excess, over claims paid plus an estimate for the related IBNR (see Note 8), monthly capitation received are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS. Further, in accordance with the guidance in ASC 606-10-55-36 through 55-40 on principal versus agent considerations, the Company records such revenues in the gross amount of consideration.
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
The Company participates in the AIPBP track of the NGACO Model. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s assigned patients and pays that projected amount to the Company in monthly installments, and the Company is responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by the Company to provide services to the assigned patients
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR, risk adjustment factors, stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will probably not be reversed in the future and therefore this shared risk pool revenue is considered fully constrained.
For performance year 2018, the Company received monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS that started in February 2018, which was reduced to $5.5 million per month beginning October 1, 2018. The Company will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company continues to be eligible in receiving AIPBP payments under the NGACO Model for performance year 2019, with the effective date of the performance year beginning April 1, 2019. The monthly AIPBP payments have been increased from approximately $5.5 million to approximately $8.3 million per month for performance year 2019. The Company has received approximately $24.8 million in total AIPBP payments for the six months ended June 30, 2019 of which $17.8 million has been recognized as revenue. The Company also recorded an asset of approximately $11.6 million related to recoverable claims paid during the six months ended June 30, 2019 which will be administered following instructions from CMS. This balance is included in “Other receivables” in the accompanying condensed consolidated balance sheet.
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
Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians. Under the FFS arrangements, the Company bills the hospitals and third-party payors for the physician staffing and further bills patients or their third-party payors for patient care services provided and receives payment. FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and are recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the condensed consolidated financial statements. The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.

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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $15.5 million and $9.1 million as of June 30, 2019 and December 31, 2018, respectively, and is presented within “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2019, $0.5 million of the Company’s contracted liability accrued in 2018 has been recognized as revenue.
Leases
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842).” Refer to “Recent Accounting Pronouncements” below and to Note 16 – Leases for further details.
The Company determines if an arrangement is a lease at inception. Operating leases are included in “Right-of-use assets” and “Lease liabilities” in the accompanying condensed consolidated balance sheets. Finance leases are included in “Land, property and equipment, net” and “Capital lease obligations” in the accompanying condensed consolidated balance sheets.

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
The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the condensed consolidated financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the condensed consolidated financial statements.
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
Basic and Diluted Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 14 for a discussion of shares treated as treasury shares for accounting purposes.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the condensed consolidated financial statements. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of June 30, 2019 and December 31, 2018.
Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)” (“ASC 842”), which amends the existing accounting standards for leases to increase transparency and comparability among organizations by requiring the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
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
The standard had a material impact on our consolidated balance sheets, but did not materially impact our consolidated results of operations and had no impact on cash flows. The most significant impact was the recognition of ROU assets of $14.3 million and lease liabilities of $14.3 million for operating leases, while our accounting for finance leases remained substantially unchanged. The 2018 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period (ASC 840). Refer to Note 16 – Leases for further details.
ASC 842 provides a number of optional practical expedients in transition. The Company elected: (1)the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, and (2)the use-of-hindsight in determining the lease term and in assessing impairment of ROU assets. In addition, ASC 842 provides practical expedients for an entity’s ongoing accounting that the Company has elected, comprised of the following: (1)the election for classes of underlying asset to not separate non-lease components from lease components, and (2)the election for short-term lease recognition exemption for all leases that qualify. Refer to Note 16 – Leases for further details.
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

3.	Business Combination and Goodwill

On May 31, 2019, APC and APC-LSMA completed their acquisition of 100% of the capital stock of Alpha Care from Dr. Kevin Tyson for an aggregate purchase price of approximately $45.1 million in cash, subject to post-closing adjustments. As part of the transaction the Company has paid $2.0 million into an escrow account for potential post-closing adjustments. As of June 30, 2019 no post-closing adjustment is expected and as such the full amount is expected to be recovered, and is presented in the Prepaid expenses and other current assets line on the condensed consolidated balance sheets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

Preliminary Balance Sheet
Assets acquired
Cash and cash equivalents	$3,568,554
Accounts receivable, net	10,335,664
Other current assets	1,534,212
Network relationship intangible assets	29,858,000
Goodwill	23,507,944
Accounts Payable	$(2,273,753)
Deferred tax liabilities	(8,355,343)
Medical liabilities	(13,119,714)
Net assets acquired	$45,055,564

Cash paid	$45,055,564
The acquisition was accounted for under the purchase method of accounting. The purchase consideration of the acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of the company acquired have been included in the Company's financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the six months ended June 30, 2019 is as follows;

Balance, January 1, 2019	$185,805,880
Acquisition of Alpha Care	23,507,944

Balance, June 30, 2019	$209,313,824

4.	Intangible Assets, Net
At June 30, 2019, the Company’s intangible assets, net, consisted of the following:

	Useful Life (Years)	Gross June 30, 2019	Accumulated Amortization	Net June 30, 2019
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$—	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	139,741,000	(54,094,505)	85,646,495
Management contracts	15	22,832,000	(8,616,362)	14,215,638
Member relationships	12	6,696,000	(1,820,905)	4,875,095
Patient management platform	5	2,060,000	(652,333)	1,407,667
Tradename/trademarks	20	1,011,000	(80,037)	930,963
		$174,334,000	$(65,264,142)	$109,069,858
At December 31, 2018, the Company’s intangible assets, net, consisted of the following:

	Useful Life (Years)	Gross December 31, 2018	Accumulated Amortization	Net December 31, 2018
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$—	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	(48,361,773)	61,521,227
Management contracts	20	22,832,000	(7,447,581)	15,384,419
Member relationships	12	6,696,000	(1,289,667)	5,406,333
Patient management platform	5	2,060,000	(446,333)	1,613,667
Tradename/trademarks	20	1,011,000	(54,763)	956,237
		$144,476,000	$(57,600,117)	$86,875,883
Included in depreciation and amortization on the accompanying condensed consolidated statements of income is amortization expense of $3.8 million and $4.2 million (excluding $0.1 million of amortization expense for exclusivity incentives) for the three months ended June 30, 2019 and 2018, respectively, and $7.7 million and $8.6 million (excluding $0.2 million of amortization expense for exclusivity incentives) for the six months ended June 30, 2019 and 2018, respectively.
Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2019 (excluding the six months ended June 30, 2019)	$8,155,000
2020	14,968,000
2021	13,257,000
2022	11,744,000
2023	10,090,000
Thereafter	48,862,000

$107,076,000

5.	Investments in Other Entities
Equity Method Investment Summary
Investments in other entities – equity method consisted of the following:

	June 30, 2019	December 31, 2018
LaSalle Medical Associates – IPA Line of Business	$6,827,190	$7,054,888
Pacific Medical Imaging & Oncology Center, Inc.	1,511,276	1,359,494
Universal Care, Inc.	8,159,432	2,635,945
Accountable Health Care IPA- related party	665,372	4,977,957
Diagnostic Medical Group	2,434,938	2,257,346
Pacific Ambulatory Surgery Center, LLC	—	285,198
531 W. College, LLC – related party	16,238,833	16,273,152
MWN, LLC – related party	66,000	33,000
	$35,903,041	$34,876,980
LaSalle Medical Associates
Founded by Dr. Albert Arteaga in 1996, LaSalle Medical Associates (“LMA”) operates four neighborhood medical centers employing more than 120 dedicated healthcare professionals, treating children, adults and seniors in San Bernardino County, California. LMA’s patients are primarily served by Medi-Cal. LMA accepts Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 313,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended June 30, 2019 and 2018, APC recorded losses from this investment of $1.3 million and $0.6 million, respectively, in the accompanying condensed consolidated statements of income. For the six months ended June 30, 2019 and 2018, APC recorded losses from this investment of $2.4 million and $1.0 million, respectively, in the accompanying condensed consolidated statements of income. During the period ended June 30, 2019, the Company contributed $2.1 million to LMA as part of its 25% interest. The accompanying condensed consolidated balance sheets include the related investment balance of $6.8 million and $7.1 million at June 30, 2019 and December 31, 2018, respectively.
LMA’s summarized balance sheets at June 30, 2019 and December 31, 2018 and summarized statements of operations for the six months ended June 30, 2019 and 2018 with respect to its IPA line of business are as follows:
Balance Sheets

	June 30, 2019	December 31, 2018
Assets

Cash and cash equivalents	$6,338,344	$18,444,702
Receivables, net	6,864,902	2,897,337
Other current assets	3,526,319	5,459,442
Loan receivable	2,250,000	1,250,000
Restricted cash	676,774	667,414

Total assets	$19,656,339	$28,718,895

Liabilities and Stockholders’ (Deficit) Equity

	June 30, 2019	December 31, 2018
Current liabilities	$23,536,048	$26,837,814
Stockholders’ (deficit) equity	(3,879,709)	1,881,081

Total liabilities and stockholders’ (deficit) equity	$19,656,339	$28,718,895
Statements of Operations

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$93,434,476	$110,311,466
Expenses	102,845,266	113,744,898

Net loss	$(9,410,790)	$(3,433,432)
Pacific Medical Imaging and Oncology Center, Inc.
Incorporated in California in 2004, PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high quality diagnostic services such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry and digital mammography at its facilities.
In July 2015, APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA invested $1.2 million for a 40% ownership interest in PMIOC.
Pursuant to an Ancillary Service Contract with APC, PMIOC provides covered services on behalf of APC to enrollees under APC's health plans. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.6 million and $0.8 million, for the three months ended June 30, 2019 and 2018, respectively, and fees of approximately $1.4 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the three months ended June 30, 2019 and 2018, APC recorded income from this investment of approximately $81,315 and $62,606 respectively, in the accompanying condensed consolidated statements of income. For the six months ended June 30, 2019 and 2018, APC recorded income from this investment of $0.2 million and $36,581, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balances of $1.5 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.
Universal Care, Inc.
UCI is a privately held health plan that has been in operation since 1985. UCI holds a license under the California Knox-Keene Health Care Services Plan Act to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.
On August 10, 2015, UCAP purchased from UCI 100,000 shares of UCI class A-2 voting common stock from UCI for $10.0 million, which shares comprise 48.9% of UCI's total outstanding shares and 50% of UCI’s voting common stock. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the three months ended June 30, 2019 and 2018, the Company recorded income from this investment of approximately $4.5 million and $1.7 million, respectively, in the accompanying condensed consolidated statements of income. During the six months ended June 30, 2019 and 2018, the Company recorded income from this investment of approximately $5.5 million and $1.7 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balances of $8.2 million and $2.6 million at June 30, 2019 and December 31, 2018, respectively.

UCI’s balance sheets at June 30, 2019 and December 31, 2018 and statements of income for the six months ended June 30, 2019 and 2018 are as follows:
Balance Sheets

	June 30, 2019	December 31, 2018
Assets

Cash	$44,503,392	$27,812,520
Receivables, net	48,820,720	46,978,703
Other current assets	37,563,651	18,670,350
Other assets	673,893	661,621
Property and equipment, net	3,071,398	2,786,996

Total assets	$134,633,054	$96,910,190
Liabilities and Stockholders’ Deficit

	June 30, 2019	December 31, 2018
Current liabilities	$115,966,346	$89,731,133
Other liabilities	25,005,609	25,024,043
Stockholders’ deficit	(6,338,901)	(17,844,986)

Total liabilities and stockholders’ deficit	$134,633,054	$96,910,190
Statements of Income

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$247,517,017	$149,825,595
Expenses	239,388,926	146,614,334

Income before benefit from income taxes	8,128,091	3,211,261
Benefit from income taxes	(3,167,384)	(289,200)

Net income (loss)	$11,295,475	$3,500,461
Accountable Health Care, IPA – Related Party
Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”) is a California professional medical corporation that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable currently has a network of over 400 primary and 700 specialty care physicians, and eight community and regional hospital medical centers that provide quality health care services to more than 160,000 members of seven federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and Healthy Families.
On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable Health Care capital stock (see Note 6). As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable Health Care’s current enterprise value. APC accounts for its investment in Accountable under the equity method of accounting. During the three and six months ended June 30, 2019, the Company recorded losses from this investment of $3.5 million and $4.3 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balances of $0.7 million and $5.0 million at June 30, 2019 and December 31, 2018, respectively.
On July 24, 2019, an agreement was reached between Accountable Health Care and APC-LSMA whereby APC-LSMA will assume all liabilities and assets of Accountable Health Care, in exchange for payment to Dr. Jay of $7.3 million (see Note 17).
Accountable Health Care’s balance sheets at June 30, 2019 and December 31, 2018 and statements of operations for the six months ended June 30, 2019 are as follows:
Balance Sheets

	June 30, 2019	December 31, 2018
Assets

Cash	$3,501,839	$5,582,837
Receivables, net	—	11,246,477
Other current assets	30,940	30,940
Other assets	1,312,768	1,312,768
Property and equipment, net	138,690	138,690

Total Assets	$4,984,237	$18,311,712
Liabilities and Stockholders’ Deficit

	June 30, 2019	December 31, 2018
Current Liabilities	$20,793,426	$16,824,083
Other Liabilities	19,500,000	19,500,000
Stockholders’ deficit	(35,309,189)	(18,012,371)

Total liabilities and stockholders’ deficit	$4,984,237	$18,311,712
Statement of Operation

Six Months Ended June 30, 2019
Revenues	$46,813,524
Expenses	64,063,864

Loss before provision for income taxes	(17,250,340)
Provision for income taxes	—

Net loss*	$(17,250,340)

*	APC’s allocation of net loss commenced on September 21, 2018.

Diagnostic Medical Group
On May 14, 2016, David C.P. Chen M.D., Inc., a California professional corporation doing business as Diagnostic Medical Group (“DMG”), David C.P. Chen M.D., individually and APC-LSMA, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG for total cash consideration of $1.6 million.
APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended June 30, 2019 and 2018, APC recorded income from this investment of $0.2 million and $0.4 million, respectively, in the condensed consolidated statements of income. For the six months ended June 30, 2019 and 2018, APC recorded income from this investment of $0.4 million and $0.7 million, respectively, in the condensed consolidated statements of income. During the six months ended June 30, 2019 the Company received dividends from its investment in DMG of $0.3 million. The accompanying condensed consolidated balance sheets include the related investment balances of $2.4 million and $2.3 million as of June 30, 2019 and December 31, 2018, respectively.
Pacific Ambulatory Surgery Center, LLC
PASC, a California limited liability company, is a multi-specialty outpatient surgery center that is certified to participate in the Medicare program and is accredited by the Accreditation Association for Ambulatory Health Care. PASC has entered into agreements with healthcare service plans, IPAs, medical groups and other purchasers of healthcare services for the provision of outpatient surgery center services to health plan subscribers and enrollees. On November 15, 2016, PASC and APC, entered into a membership interest purchase agreement whereby PASC sold 40% of its aggregate issued and outstanding membership interests to APC for total consideration of $0.8 million.
During the six months ended June 30, 2019, the Company recognized an impairment loss of $0.3 million related to its investment in PASC as the Company does not believe it will recover its investment balance. Such impairment loss is included in loss from equity method investment in the accompanying condensed consolidated statements of income.
APC accounted for its investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. For the three and six months ended June 30, 2018, APC recorded income from this investment of $87,407 and $0.1 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $0.3 million as of December 31, 2018.
In 2019, APC advanced $0.3 million to PASC for working capital purposes. The repayment of the advance is based on collections of PASC’s outstanding AR, and accordingly, the entire amount has been classified under “Other Assets” in the accompanying condensed consolidated balance sheets in the amount of $0.3 million as of June 30, 2019.
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
On June 29, 2018, 531 W. College, LLC closed its purchase of a non-operational hospital located in Los Angeles from Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, for a total purchase price of $33.3 million. On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM's 25% membership interest in 531 W. College, LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.2 million.
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. APC's investment is presented as an investment in other entities - equity method in the accompanying condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018
For the six months ended June 30, 2019, APC recorded losses from its investment in 531 W. College LLC of $34,319 in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $16.2 million related to APC’s investment at June 30, 2019.
531 W. College LLC’s balance sheets at June 30, 2019 and December 31, 2018 and statements of operations for the six months ended June 30, 2019 are as follows:

Balance Sheet

	June 30, 2019	December 31, 2018
Assets

Cash	141,616	158,088
Other current assets	—	16,137
Other assets	70,000	70,000

Property and equipment, net	$33,394,792	$33,394,792

Total assets	$33,606,408	$33,639,017

Liabilities and Members’ Equity

Current liabilities	$1,128,741	$1,007,413
Stockholders’ equity	32,477,667	32,631,604

Total liabilities and members’ equity	$33,606,408	$33,639,017
Statements of Operation

June 30, 2019
Revenues	—
Expenses	538,437
Loss from operations	(538,437)

Other Income	$384,500

Net loss*	$(153,937)

*	The Company’s investment in 531 W. College, LLC commenced on June 27, 2018.
MWN LLC – Related Party
On December 18, 2018, NMM, 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each owns 33.3% of the membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. During the six months ended June 30, 2019, NMM invested an additional $33,000 for working capital purposes. The accompanying condensed consolidated balance sheets include the related investment balance of $66,000 and $33,000 as of June 30, 2019 and December 31, 2018, respectively.
Investment in privately held entity that does not report net asset value per share
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented an approximately 2.8% ownership interest. In connection with the initial purchase, APC received a 5-year warrant to purchase an additional 270,000 membership interests. Additionally, APC received a 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests, which MediPortal LLC granted APC upon completion of its health portal, which has not been completed as of June 30, 2019. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

6.	Loan Receivable – Related Parties
Dr. Albert Arteaga
On June 28, 2019 APC entered into a convertible secured promissory note with Dr. Albert H. Arteaga, M.D. ("Dr. Arteaga"), Chief Executive Officer of LMA, to loan $6.4 million to Dr. Arteaga. Interest on the loan accrues at a rate that is equal to the prime rate plus 1% (6.50% as of June 30, 2019) and payable in monthly installments of interest only on the first day of each month until the maturity date of June 28, 2020, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The note is secured by certain shares of LMA common stock held by Dr. Arteaga.
At any time on or before December 31, 2019, and upon written notice by APC to Dr. Arteaga, APC has the right, but not the obligation, to convert the entire outstanding principal amount of this note into shares of LMA common stock which equal 21.25% of the aggregate then-issued and outstanding shares of LMA common stock to be held by APC's designee, which may include APC-LSMA. If converted, APC-LSMA and APC's designee will collectively own 46.25% of the equity of LMA with the remaining 53.75% to be owned by Dr. Arteaga. The entire note receivable has been classified under loans receivable - related parties on the condensed consolidated balance sheets in the amount of as $6.4 million as of June 30, 2019.
Accountable Health Care IPA
On October 9, 2017, NMM and APC-LSMA entered into an agreement with Accountable Health Care, Signal Health Solutions, Inc. (“Signal”), a California corporation and George M. Jayatilaka, M.D. (“Dr. Jay”), individually, whereby concurrent with the execution of the agreement, APC-LSMA extended a line of credit to Dr. Jay in the principal amount of $10.0 million (“Dr. Jay Loan”) to fund the working capital needs of Accountable ($5.0 million of which was funded by APC on behalf of APC-LSMA and the other $5.0 million was funded by NMM to Dr. Jay). Interest on the Dr. Jay Loan accrues at a rate that is equal to the prime rate plus 1% (6.50% as of June 30, 2019 and December 31, 2018) and payable in monthly installments of interest only on the first day of each month until the date that is three years following the initial date of funding, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The Dr. Jay Loan is not subordinated to any other indebtedness and is secured by a first-lien security interest in certain shares of Accountable owned by Dr. Jay. The outstanding balance as of June 30, 2019 and December 31, 2018 was $5.0 million and $5.0 million, respectively.
Concurrently with the funding of the Dr. Jay Loan, Dr. Jay loaned to Accountable Health Care the entire proceeds of the Dr. Jay Loan at the same interest rate and maturity date as the Dr. Jay Loan (“Dr. Jay-Accountable Subordinated Loan”). Repayment of the Dr. Jay-Accountable Subordinated Loan is subordinated to Accountable Health Care’s creditors in a manner acceptable to the California Department of Managed Health Care (“DMHC”).
At any time on or before the date that is one year following the initial funding date of the Dr. Jay Loan, APC-LSMA or its designee have the right, but not the obligation, to convert up to $5.0 million of the outstanding principal amount into shares of Accountable Health Care’s capital stock. At any time after the date that is one year following the funding date, the Dr. Jay Loan may be prepaid at any time. Within three years following the initial funding of the Dr. Jay Loan, APC-LSMA or its designee shall have the right, but not the obligation, to convert the then outstanding principal amount into Accountable Health Care shares based on Accountable Health Care’s then-current valuation. On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loan into shares of Accountable Health Care capital stock. As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable Health Care’s current enterprise value, which has not been completed as of the filing date of this Report. APC accounted for its investment in Accountable Health Care under the equity method of accounting (See Note 5).
Subsequent to the funding of the Dr. Jay Loan, to the extent needed by Accountable Health Care for working capital needs as determined by APC-LSMA, APC-LSMA will extend an additional line of credit in the principal amount up to $8.0 million. The funding mechanism, interest rate and maturity date of such additional line of credit shall be the same as the Dr. Jay Loan and additional collateral security in Accountable Health Care’s issued and outstanding shares will be required. As of June 30, 2019 there has been no amounts drawn on this line of credit.
Universal Care, Inc.
In 2015, APC advanced $5.0 million on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, and November 28, 2018, APC advanced an additional $2.5 million and $5.0 million, respectively. These subordinated loans accrue interest at the prime rate plus 1%, or 6.50%, as of June 30, 2019 and December 31, 2018, with interest to be paid monthly. The repayment schedule is based on certain contingent criteria, and accordingly, the entire note receivable has been classified under loans receivable

- related parties on the condensed consolidated balance sheets in the amount of $12.5 million as of June 30, 2019 and December 31, 2018.

7.	Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$4,768,708	$4,481,544
Specialty capitation payable	300,000	300,000
Subcontractor IPA risk pool payable	2,760,162	2,532,750
Professional fees	3,249,220	2,251,741
Due to related parties	1,072,563	1,488,313
Contract liabilities	15,471,349	9,024,235
Accrued compensation	3,036,271	4,996,906

	$30,658,273	$25,075,489

8.	Medical Liabilities
The Company’s medical liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Balance, beginning of period	$33,641,701	$63,972,318
Acquired from Alpha Care (see Note 3)	13,119,714	—
Claims paid for previous period	(39,744,468)	(36,549,348)
Incurred health care costs	96,521,548	209,002,961
Claims paid for current period	(60,439,690)	(167,537,480)
Payment to CMS based on APAACO 2017 year settlement	—	(34,464,826)
Adjustments	(155,907)	(781,924)

Balance, end of period	$42,942,898	$33,641,701

9.	Bank Loan and Lines of Credit
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
Lines of Credit – Related Party
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of June 30, 2019 and December 31, 2018. The loan is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amounts outstanding as of June 30, 2019 and December 31, 2018 were $5.0 million and $13.0 million, respectively. As of June 30, 2019 and December 31, 2018, availability under this line of credit was $15.4 million and $0.7 million, respectively.

On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 to reduce the loan availability from $20.0 million to $16.0 million. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of June 30, 2019 and December 31, 2018. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule. The availability of the line of credit is reduced based on the aggregate amount drawn. As of June 30, 2019 and December 31, 2018, availability under this line of credit was $16.0 million and $20.0 million, respectively.
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 and June 11, 2019 to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of June 30, 2019 and December 31, 2018. The loan is also collateralized by substantially all assets of APC. During the six month period ended June 30, 2019 the Company drew down $39.6 million for capital to acquire Alpha Care. The amount outstanding as of June 30, 2019 and December 31, 2018 was $39.6 million and $0, respectively. As of June 30, 2019 and December 31, 2018, availability under this line of credit was $0.1 million and $9.7 million, respectively.
Standby Letters of Credit
On March 3, 2017, APAACO established an irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.7 million for the benefit of CMS. The letter of credit expired on December 31, 2018 and was automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. As of June 30, 2019, CMS has released the Company from this obligation.
On October 3, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2019 and is automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal.
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
As part of the Alpha Care acquisition, the Company assumed responsibility over irrevocable standby letters of credit with two financial institutions for approximately $3.5 million. The standby letters of credit expire will expire by October 2019 but are automatically extended without amendment for additional one - year periods from the expiration date. In addition, the Company is required to maintain a cash balance equal to the amounts of the standby letters of credit. As of June 30, 2019, the amount of restricted cash associated to these standby letters of credit is $3.5 million.

10.	Mezzanine and Stockholders’ Equity
Mezzanine
APC
Pursuant to the shareholder agreements that APC has entered into with its shareholders, in the event of certain disqualifying events specified in the agreements (e.g., the shareholder's death, disability or retirement from the practice of medicine or breach of physician or other agreements with APC), APC has the option to purchase the shares of APC capital stock held by such shareholder for a purchase price specified therein. As APC's shares of capital stock are redeemable upon the occurrence of events that are not solely within APC's control, such APC shares are classified as mezzanine or temporary equity rather than as permanent equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the condensed consolidated financial statements. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of June 30, 2019 and December 31, 2018.

On December 18, 2018, the Company entered into a settlement agreement and mutual release with former APCN shareholders to repurchase all the equity interests in APC previously held by these shareholders. APC paid approximately $1.7 million to repurchase 1,662,571 shares of common stock.
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
See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2019	647,240	$5.62	4.13	$9.2
Options granted	45,000	18.11	—	—
Options exercised	(111,000)	4.56	—	1.4
Options forfeited	—	—	—	—

Options outstanding at June 30, 2019	581,240	$6.79	3.44	$5.8

Options exercisable at June 30, 2019	547,490	$5.74	3.18	$5.8
During the six months ended June 30, 2019 and 2018, stock options were exercised for 111,000 and 240,500 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.5 million and $0.8 million, respectively. The exercise price range from $1.50 to $5.79 per share for the exercises during the six months ended June 30, 2019 and ranged from $0.01 to $10.00 per share for the exercises during the six months ended June 30, 2018.
During the six months ended June 30, 2018 stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 60,536 shares of the Company’s common stock, which resulted in the Company issuing 47,576 net shares.
During the six months ended June 30, 2019, the Company granted 45,000 stock options to certain ApolloMed board members which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

June 30, 2019
Expected Term	3.0 years
Expected volatility	100.27%
Risk-free interest rate	2.51%
Market value of common stock	$18.11
Annual dividend yield	—%
Forfeiture rate	0%

During the six months ended June 30, 2019, the Company recorded approximately $0.2 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which is included in General and administrative expenses in the accompanying condensed consolidated statement of income.
Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2019	853,800	$0.167	0.75	$0.5
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired/forfeited	—	—	—	—

Options outstanding and exercisable at June 30, 2019	853,800	$0.167	0.25	$0.5
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of June 30, 2019.
Share-based compensation expense related to option awards granted to primary care physicians to purchase shares of APC’s common stock, are recognized over their respective vesting periods, and consisted of the following:

	Three Months Ended June 30,
	2019	2018
Share-based compensation expense:

General and administrative	$202,382	$202,382

	$202,382	$202,382

	Six Months Ended June 30,
	2019	2018
Share-based compensation expense:

General and administrative	$404,764	$404,764

	$404,764	$404,764

The remaining unrecognized share-based compensation expense of stock option awards granted to primary care physicians to purchase shares of APC’s common stock as of June 30, 2019 was $0.2 million which is expected to be recognized over the remaining term of 3 months.
Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2019	3,331,995	$9.93	2.97	$33.1
Warrants granted	—	—	—	—
Warrants exercised	(41,624)	9.41	—	0.3
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at June 30, 2019	3,290,371	$9.93	2.48	$22.3

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$9.00	1,053,269	1.29	1,053,269	9.00
10.00	1,408,220	2.80	1,408,220	10.00
11.00	828,882	3.44	828,882	11.00

9.00 –11.00	3,290,371	2.48	3,290,371	$9.93
During the six months ended June 30, 2019 and 2018, common stock warrants were exercised for 41,624 and 210,625 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.4 million and $1.5 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the six months ended June 30, 2019 and $4.00 to $10.00 during the six months ended June 30, 2018.
Treasury Stock
APC owned 1,775,561 and 1,682,110 shares of ApolloMed’s common stock as of June 30, 2019 and December 31, 2018, which are legally issued and outstanding but excluded from shares of common stock outstanding in the condensed consolidated financial statements, as such shares are treated as treasury shares for accounting purposes. Pursuant to the issuance of the Holdback Shares (see Note 14), 93,451 shares issued to APC are treated as treasury shares. The remaining treasury shares of 168,493 were repurchased from the former APCN shareholders in 2018.
Dividends
During the six months ended June 30, 2019 and 2018, APC paid dividends of $10.0 million and $2.0 million, respectively.
During the six months ended June 30, 2019, CDSC paid dividends of $1.2 million.

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
As risk-bearing organizations, APC and Alpha Care is required to follow regulations of the California DMHC, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At June 30, 2019 and December 31, 2018, APC and Alpha Care was in compliance with these regulations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount equal to 2% of our benchmark Medicare Part A and Part B expenditures. The Company has established an irrevocable standby letters of credit with Preferred Bank, which is affiliated with one of the Company’s board members, of $6.6 million for the 2018 performance year (see Note 9).
APC established irrevocable standby letters of credit with a financial institution for a total of $0.3 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated (see Note 9).
As part of the Alpha Care acquisition the Company assumed responsibility over irrevocable standby letters of credit with two financial institution for approximately $3.5 million. The standby letters of credit are automatically extended without amendment for additional one - year periods from the expiration date (see Note 9).
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
On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (See Note 5), in the amount of $5.0 million. On June 28, 2018 and November 28, 2018, UCAP entered into two additional subordinated note receivable agreements with UCI in the amount of $2.5 million and $5.0 million, respectively (see Note 6).
During the three and six months ended June 30, 2019 and 2018, NMM earned approximately $5.2 million and $5.2 million, respectively, and $8.4 million and $9.9 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).
During the three and six months ended June 30, 2019 and 2018, APC paid approximately $0.6 million and $0.8 million, respectively, and $1.4 million and $1.2 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three and six months ended June 30, 2019 and 2018, APC paid approximately $1.8 million and $2.1 million, respectively, and $3.8 million and $3.7 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three and six months ended June 30, 2019 and 2018, APC paid approximately $0.1 million and $0.1 million, respectively, and $0.1 million and $0.2 million, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three and six months ended June 30, 2019 and 2018, APC paid approximately $0.7 million and $1.2 million, respectively, and $2.0 million and $1.9 million, respectively, to AMG, Inc. for services as a provider. AMG, Inc. shares common ownership with certain board members of APC.
During the three and six months ended June 30, 2019 and 2018, APC paid an aggregate of approximately $7.1 million and $11.6 million, respectively, and $16.4 million and $20.8 million, respectively, to shareholders of APC for provider services, which include approximately $1.9 million and $3.9 million, respectively, and $5.1 million and $6.1 million, respectively, to shareholders who are also officers of APC.
During the three and six months ended June 30, 2019 and 2018, NMM paid approximately $0.3 million and $0.3 million, respectively and $0.5 million and $0.5 million, respectively, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.
During the three and six months ended June 30, 2018, APC paid $0.1 million and $0.2 million, respectively, to Tag-2 Medical Investment Group, LLC (“Tag-2”) for an office lease. Tag-2 shares common ownership with certain board members of APC.

During the three and six months ended June 30, 2019 and 2018, the Company paid approximately $0.1 million and $0.1 million, respectively, and $0.2 million and $0.1 million, respectively, to Critical Quality Management Corp (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
During the three and six months ended June 30, 2019 and 2018, SCHC paid approximately $0.1 million and $0.1 million, respectively, and $0.2 million and $0.2 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income earned related to AHMC, HSMSO and Aurion Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
AHMC – Risk pool and Capitation	$16,350,000	$14,000,000	$27,950,000	$33,400,000
HSMSO – Management fees, net	(265,000)	(975,000)	(915,000)	(1,475,000)
Aurion – Management fees	(100,000)	(100,000)	(200,000)	(200,000)

Net total	$15,985,000	$12,925,000	$26,835,000	$31,725,000
The Company and AHMC has a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and six months ended June 30, 2019 and 2018, the Company has recognized risk pool revenue under this agreement of $10.2 million and $8.2 million respectively and $25.0 million and $31.8 million, respectively, for which $51.9 million and $44.2 million remain outstanding as of June 30, 2019 and December 31, 2018, respectively.
In addition, affiliates wholly-owned by the Company’s officers, including our CEO, Dr. Lam, are reported in the accompanying condensed consolidated statement of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.
For equity method investments, loans receivable and line of credits from related parties, see Notes 5, 6 and 9, respectively.

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
As of June 30, 2019 due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain.
The Company’s effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, and change in valuation allowance.
As of June 30, 2019, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

14.	Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income attributable to Apollo Medical Holdings, Inc. by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes, preferred stock, and the treasury stock method for options and common stock warrants.
Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months, with 50% issued on the first anniversary of the merger and the remaining 50% issued on the second anniversary, after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. These Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of June 30, 2019 and December 31, 2018 APC held 1,775,561 and 1,682,110 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
Below is a summary of the earnings per share computations:

Three Months Ended June 30,	2019	2018
Earnings per share – basic	$0.10	$0.08
Earnings per share – diluted	$0.09	$0.07
Weighted average shares of common stock outstanding – basic	34,540,059	32,674,459
Weighted average shares of common stock outstanding – diluted	37,962,555	37,850,679

Six Months Ended June 30,	2019	2018
Earnings per share – basic	$0.11	$0.15
Earnings per share – diluted	$0.10	$0.13
Weighted average shares of common stock outstanding – basic	34,518,461	32,548,662
Weighted average shares of common stock outstanding – diluted	37,896,837	37,935,773
Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended June 30,	2019	2018
Weighted average shares of common stock outstanding – basic	34,540,059	32,674,459
10% shares held back pursuant to indemnification clause	1,519,805	3,039,609
Stock options	363,593	692,506
Warrants	1,539,098	1,444,105
Weighted average shares of common stock outstanding – diluted	37,962,555	37,850,679

Six Months Ended June 30,	2019	2018
Weighted average shares of common stock outstanding – basic	34,518,461	32,548,662
10% shares held back pursuant to indemnification clause	1,519,805	3,039,609
Stock options	368,273	720,103
Warrants	1,490,298	1,627,399
Weighted average shares of common stock outstanding – diluted	37,896,837	37,935,773

15.	Variable Interest Entities (VIEs)
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
The following table includes assets that can only be used to settle the liabilities of APC, including Alpha Care, and the creditors of APC, including Alpha Care, have no recourse to the Company, nor do creditors of the Company have recourse against the assets of APC, including Alpha Care. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliates, which are eliminated upon consolidation with NMM, are included in the accompanying condensed consolidated balance sheets.

	June 30, 2019	December 31, 2018
Assets

Current assets
Cash and cash equivalents	$23,985,866	$71,726,342
Restricted cash	3,537,470	—
Investment in marketable securities	1,074,280	1,066,103
Receivables, net	14,612,603	3,904,586
Receivables, net – related party	54,309,170	45,258,916
Prepaid expenses and other current assets	6,263,045	3,647,654
Loan receivable - related party, short term	6,425,000	—
Total current assets	110,207,434	125,603,601

Noncurrent assets
Land, property and equipment, net	9,191,430	9,602,228
Intangible assets, net	83,395,176	58,984,420
Goodwill	79,721,384	56,213,450
Loans receivable – related parties	12,500,000	12,500,000
Investment in a privately held entity that does not report net asset value per share	4,725,000	4,725,000
Investments in other entities – equity method	36,060,869	26,707,404
Restricted cash	740,212	745,470
Right-of-use assets	3,989,196	—
Other assets	1,063,164	839,085

Total noncurrent assets	231,386,431	170,317,057

Total assets	$341,593,865	$295,920,658

Current liabilities
Accounts payable and accrued expenses	$6,982,147	$6,378,751
Fiduciary accounts payable	1,798,807	1,538,598
Medical liabilities	36,756,473	24,983,110
Income taxes payable	—	11,621,861
Amount due to affiliate	13,084,786	11,505,680
Bank loan	—	40,257
Lease liabilities	837,984	—
Capital lease obligations	101,741	101,741

Total current liabilities	59,561,938	56,169,998

Noncurrent liabilities
Lines of credit	39,600,000	—
Deferred tax liability	21,383,614	15,693,159
Liability for unissued equity shares	1,185,025	1,185,025
Lease liabilities	3,073,114	—
Capital lease obligations	466,771	517,261

Total noncurrent liabilities	65,708,524	17,395,445

Total liabilities	$125,270,462	$73,565,443

The assets of the Company’s other consolidated VIEs were not considered significant.

16.	Leases
The Company has operating and finance leases for corporate offices, doctors’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of June 30, 2019 and December 31, 2018, assets recorded under finance leases were $0.5 million, and accumulated depreciation associated with finance leases was $0.2 million.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$1,240,275	$2,342,959

Finance lease cost
Amortization of lease expense	$25,339	$50,489
Interest on lease liabilities	4,391	8,970

Sublease income	$(105,900)	$(206,080)

Total finance lease cost, net	$1,164,105	$2,196,338

Other information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,239,312	$2,272,865
Operating cash flows from finance leases	4,391	8,970
Financing cash flows from finance leases	25,339	50,489

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,441,363	15,417,482
Finance leases	—	—

		Six Months Ended June 30, 2019
Weighted Average Remaining Lease Term

Operating leases		6.87 years
Finance leases		5.00 years

Weighted Average Discount Rate

Operating leases		6.18%
Finance leases		3.00%
Future minimum lease payments under non-cancellable leases as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$1,917,285	$59,460
2020	3,615,177	118,920
2021	2,421,637	118,920
2022	2,077,157	118,920
2023	1,797,423	118,920
Thereafter	6,487,401	79,278

Total future minimum lease payments	18,316,080	614,418
Less: imputed interest	4,063,320	45,906
Total lease obligations	14,252,760	568,512
Less: current portion	2,836,010	101,741
Long-term lease obligations	$11,416,750	$466,771

December 31, 2018	Operating Leases	Finance Leases
2019	$2,848,000	$119,000
2020	2,267,000	119,000
2021	783,000	119,000
2022	487,000	119,000
2023	489,000	119,000
Thereafter	243,000	79,000

Total future minimum lease payments	7,117,000	674,000
As of June 30, 2019, the Company does not have additional operating and finance leases that have not yet commenced.

17.	Subsequent Events

On July 24, 2019, an agreement was reached between Accountable Health Care and APC-LSMA whereby APC-LSMA will acquire from the transferring Accountable Health Care shareholder all of the remaining outstanding shares of Accountable Health Care that APC-LSMA does not already own, following which acquisition, APC-LSMA will become the sole shareholder of Accountable Health Care. As part of this settlement, on behalf of Accountable Health Care, APC will pay $7.3 million as repayment of certain indebtedness owed by Accountable Health Care to the transferring Accountable Health Care shareholder.

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
In this section, “we,” “our,” “ours” and “us” refer to Apollo Medical Holdings, Inc. and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities ("VIEs").
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
Recent Developments
The following describes certain recent developments that are important to understanding our overall results of operations and financial condition.
Acquisition
On May 31, 2019, under the terms of the stock purchase agreement, APC and APC-LSMA acquired 100% of the capital stock of Alpha Care Medical Group, Inc. ("Alpha Care") from Dr. Kevin Tyson for an aggregate purchase price of $45.0 million in cash. Alpha Care, an IPA which has been operating in California since 1993, is a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to over 180m000 enrollees and focuses on Medi-Cal/Medicaid, Commercial, and Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
531 W. College

On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM’s 25% membership interest in 531 W. College LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.2 million.
APC Business Transactions
On May 10, 2019, ApolloMed entered into a series of agreements with two of its affiliates, AP-AMH Medical Corporation (“AP-AMH”), a newly formed designated shareholder professional corporation owned by Dr. Thomas Lam, Chief Executive Officer and Chief Financial Officer of APC and Chief Executive Officer of ApolloMed, and APC as follows;

1.
The Company agreed to lend AP-AMH $545.0 million pursuant to a ten-year secured loan agreement. The loan will bear interest at a rate of 10% per annum simple interest, will not be prepayable (except in certain limited circumstances), will require quarterly payments of interest only, and will be secured by a first priority security interest in all of AP-AMH's assets, including the shares of APC Series A Preferred Stock to be purchased by AP-AMH, to the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock purchased with respect to such payment date in an amount insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.

2.
AP-AMH has agreed to purchase $545.0 million of Series A Preferred Stock to be issued by APC to AP-AMH. Under the terms of the Series A Preferred Stock, AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (A) APC's net income from healthcare services, plus (B) any dividends received by APC from certain of APC's affiliated entities, less (C) any retained amounts.

3.
APC has agreed to purchase $300.0 million of the Company's common stock. The Company has agreed to grant APC certain registration rights with respect to the Company's common stock that APC purchases, and APC agreed to restrict its voting powers with respect to its shares.

4.
The Company agreed to license certain of its trademarks to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.

5.
Through its subsidiary, the Company has agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee also is payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.

The closing of foregoing transactions is contingent upon receiving the approval of the Company’s stockholders. ApolloMed is holding a special meeting of its stockholders on August 27, 2019 in order to obtain the stockholder approvals necessary to complete the foregoing transactions. If consummated, these transactions will result in a fundamental change in the character of APC’s healthcare services net income and how it is ultimately reflected on ApolloMed’s consolidated statements of income. If consummated, the foregoing transactions will substantially affect the Company’s future results of operations and its liquidity and capital resources.
Accountable Health Care

On July 24, 2019, an agreement was reached between Accountable Health Care and APC-LSMA whereby APC-LSMA will acquire from the transferring Accountable Health Care shareholder all of the remaining outstanding shares of Accountable Health Care that APC-LSMA does not already own, following which acquisition, APC-LSMA will become the sole shareholder of Accountable Health Care. As part of this settlement, on behalf of Accountable Health Care, APC will pay $7.3 million as repayment of certain indebtedness owed by Accountable Health Care to the transferring Accountable Health Care shareholder.
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
Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	For the Three Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Revenue
Capitation, net	$103,223,692	$90,316,182	$12,907,510	14%
Risk pool settlements and incentives	11,191,050	13,866,217	(2,675,167)	(19)%
Management fee income	10,352,619	12,371,608	(2,018,989)	(16)%
Fee-for-services, net	3,878,428	4,563,712	(685,284)	(15)%
Other income	1,403,777	1,548,812	(145,035)	(9)%
Total revenue	130,049,566	122,666,531	7,383,035	6%
Operating expenses
Cost of services	101,363,101	99,705,571	1,657,530	2%
General and administrative expenses	11,817,555	10,893,135	924,420	8%
Depreciation and amortization	4,454,571	4,918,078	(463,507)	(9)%
Provision for bad debt	(2,314,429)	—	(2,314,429)	—%
Total expenses	115,320,798	115,516,784	(195,986)	—%
Income from operations	14,728,768	7,149,747	7,579,021	106%
Other income (expense)
Income from equity method investments	(42,282)	1,669,861	(1,712,143)	(103)%
Interest expense	(311,049)	(110,683)	(200,366)	181%
Interest income	473,664	492,723	(19,059)	(4)%
Other income	24,229	187,752	(163,523)	(87)%
Total other income, net	144,562	2,239,653	(2,095,091)	(94)%
Income before provision for income taxes	14,873,330	9,389,400	5,483,930	58%
Provision for income taxes	4,209,399	1,523,807	2,685,592	176%
Net income	$10,663,931	$7,865,593	$2,798,338	36%

Net income attributable to noncontrolling interests	7,118,715	5,201,491	1,917,224	37%
Net income attributable to Apollo Medical Holdings, Inc.	$3,545,216	$2,664,102	$881,114	33%

	For the Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Revenue
Capitation, net	$174,740,470	$176,221,466	$(1,480,996)	(1)%
Risk pool settlements and incentives	21,284,891	31,852,953	(10,568,062)	(33)%
Management fee income	19,349,219	24,446,180	(5,096,961)	(21)%
Fee-for-services, net	7,959,102	10,800,340	(2,841,238)	(26)%
Other income	2,473,055	3,268,838	(795,783)	(24)%
Total revenue	225,806,737	246,589,777	(20,783,040)	(8)%
Operating expenses
Cost of services	184,795,575	184,320,257	475,318	—%
General and administrative expenses	22,081,515	22,441,474	(359,959)	(2)%
Depreciation and amortization	8,872,152	9,976,590	(1,104,438)	(11)%
Provision for bad debt	(1,363,415)	—	(1,363,415)	—%
Total expenses	214,385,827	216,738,321	(2,352,494)	(1)%
Income from operations	11,420,910	29,851,456	(18,430,546)	(62)%
Other income (expense)
Income from equity method investments	(891,939)	1,641,837	(2,533,776)	(154)%
Interest expense	(522,028)	(195,684)	(326,344)	167%
Interest income	796,672	762,541	34,131	4%
Other income	211,345	275,745	(64,400)	(23)%
Total other income, net	(405,950)	2,484,439	(2,890,389)	(116)%
Income before provision for income taxes	11,014,960	32,335,895	(21,320,935)	(66)%
Provision for income taxes	2,801,158	8,752,647	(5,951,489)	(68)%
Net income	$8,213,802	$23,583,248	$(15,369,446)	(65)%

Net income attributable to noncontrolling interests	4,528,922	18,758,691	(14,229,769)	(76)%
Net income attributable to Apollo Medical Holdings, Inc.	$3,684,880	$4,824,557	$(1,139,677)	(24)%

Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended June 30, 2019 was $3.5 million, as compared to net income of $2.7 million for the same period in 2018, an increase of $0.8 million or 33%.
Our net income attributable to Apollo Medical Holdings, Inc. for the six months ended June 30, 2019 was $3.7 million, as compared to net income of $4.8 million for the same period in 2018, a decrease of $1.1 million or 24%.
Physician Groups and Patients
As of June 30, 2019 and 2018, the total number of affiliated physician groups managed by us was 11 and 12 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 812,000 and 1,019,000, respectively. The decrease was due to the closure of an affiliated physician group on January 31, 2019 as their primary health plan cancelled their contract.
Revenue
Our revenue for the three months ended June 30, 2019 was $130.0 million, as compared to $122.7 million for the three months ended June 30, 2018, an increase of $7.3 million, or 6%. The increase in revenue was primarily attributable to the following;
(i) Capitation revenues increased by approximately $12.9 million primarily due to the acquisition of Alpha Care as of May 31, 2019 which contributed revenues of approximately $11.5 million for the three months ended June 30, 2019.
(ii) Risk pool revenue decreased by $2.7 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses in which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $2.1 million mainly due to a decrease in the number of patients served by some of our affiliated physician groups, including an affiliated physician group that ceased operations as their primary health plan cancelled their contract.
(iv) Fee-for-service revenue decreased by $0.7 million due to strategic decisions in 2018 to wind down several medical groups affiliated with Apollo Medical Holdings, Inc. prior to the Merger. The operations of these medical groups, BAHA, AKM, and MMG, were not consistent with the Company’s future business plans.
(v) Other income decreased by $0.1 million
Our revenue for the six months ended June 30, 2019 was $225.8 million, as compared to $246.6 million for the six months ended June 30, 2018, a decrease of $20.8 million, or 8%. The decrease in revenue was primarily attributable to the following:
(i) Capitation revenues decreased by approximately $1.5 million primarily due to the delayed commencement by the Centers for Medicare & Medicaid Services (“CMS”) of APAACO’s 2019 Next Generation ACO performance year to April 1, 2019. This decreased revenue is offset with revenues from Alpha Care which was acquired as of May 31, 2019 and contributed approximately $11.5 million of revenue for the six month period ended June 30, 2019.
(ii) Risk pool revenue decreased by $10.6 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses in which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $5.1 million mainly due to a decrease in the number of patients served by some of our affiliated physician groups, including an affiliated physician group that ceased operations as their primary health plan cancelled their contract.
(iv) Fee-for-service revenue decreased by $2.8 million due to strategic decisions in 2018 to wind down several medical groups affiliated with Apollo Medical Holdings, Inc. prior to the Merger. The operations of these medical groups, BAHA, AKM, and MMG, were not consistent with the Company’s future business plans.
(v) Other income decreased by $0.8 million as a result of changes in the accrual of revenue related to maternity supplemental payments.
Cost of Services
Expenses related to cost of services for the three months ended June 30, 2019 were $101.4 million, as compared to $99.7 million for the same period in 2018, an increase of $1.7 million, or 2%. The overall increase was due to a $6.1 million increase in medical claims, capitation and other health services expenses and $1.7 million increase in personnel costs to support continued growth in depth and breadth of our operations offset with a decrease in provider bonus payment of $6.1 million.
Expenses related to cost of services for the six months ended June 30, 2019 were $184.8 million, as compared to $184.3 million for the same period in 2018, an increase of $0.5 million, or 0%. The overall increase was due to an increase of $1.7 million in personnel costs to support continued growth in depth and breadth of our operations and an increase in provider bonus of $0.6 million offset by a $1.8 million decrease in medical claims, capitation and other health services expense.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2019 were $11.8 million, as compared to $10.9 million for the same period in 2018, an increase of $0.9 million, or 8%. The overall increase is due an increase in professional fees of $1.6 million and management fees of $0.9 million related to Alpha Care, offset with to a $1.6 million decrease in overhead and personnel expense due to the strategic decisions to wind down legacy ApolloMed businesses.
General and administrative expenses for the six months ended June 30, 2019 were $22.1 million, as compared to $22.4 million for the same period in 2018, a decrease of $0.3 million, or 2%. The overall decrease is due to a $3.0 million decrease in overhead and personnel expense due to the strategic decisions to wind down legacy ApolloMed businesses, $0.6 million decrease in share based compensation, offset by an increase in professional fees of $2.4 million and management fees of $0.9 million related to Alpha Care.
Depreciation and Amortization
Depreciation and amortization expense for the three and six months ended June 30, 2019 were $4.5 million and $8.9 million, respectively, as compared to $4.9 million and $10.0 million, respectively, for the same period in 2018. This amount includes depreciation of property and equipment and the amortization of intangible assets from the Merger.
Provision for Doubtful Accounts
For the three and six months ended June 30, 2019 we released reserves related to certain management fees in the amount of $3.8 million as collectability of the outstanding amount is no longer in doubt. As such our provision for doubtful accounts was a negative $2.3 million and $1.4 million for the three and six months ended June 30, 2019, respectively.
Income from Equity Method Investments
Loss from equity method investments for the three months ended June 30, 2019 was $42,282, as compared to income from equity method investments of $1.7 million for the same period in 2018, a decrease of $1.7 million, or 103%. The decrease was primarily due to losses from our investments in LMA’s IPA line of business and Accountable Health Care of $1.3 million and $3.5 million, respectively, offset with earnings from our investments in UCI, DMG, and PMIOC of $4.5 million, $0.2 million, and $0.1 million, respectively, in the three months ended June 30, 2019 as compared to earnings from our investments in UCI, DMG, PASC, and PMIOC of $1.7 million, $0.4 million, $0.1 million, and $0.1 million, respectively, offset by losses from our investments in LMA’s IPA line of business of $0.6 million, in the same period in 2018.
Loss from equity method investments for the six months ended June 30, 2019 was $0.9 million, as compared to income from equity method investments of $1.6 million for the same period in 2018, a decrease of $2.5 million, or 154%. The decrease was primarily due to losses from our investments in LMA’s IPA line of business and Accountable Health Care of $2.4 million and $4.3 million, respectively, in the six months ended June 30, 2019. In addition to the recognition of an impairment loss of $0.3 million related to our investment in PASC as we do not expect to recover our investment. These losses were offset with earnings from our investments in UCI, DMG, and PMIOC of $5.5 million, $0.4 million, and $0.2 million, respectively. This is compared to earnings from our investments in UCI, DMG, PASC, and PMIOC of $1.7 million, $0.7 million, $0.1 million, and $0.1 million, respectively, offset by losses from our investments in LMA’s IPA line of business of $1.0 million in the same period in 2018.
Interest Expense
Interest expense for the three and six months ended June 30, 2019 and 2018 were $0.3 million and $0.5 million, respectively, and $0.1 million and $0.2 million, respectively, and reflects interest on debt obligations associated with bank loans.
Interest Income
Interest income for the three and six months ended June 30, 2019 was $0.5 million and $0.8 million, respectively, as compared to $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2018. Interest income reflects interest earned on cash held in money market accounts and the interest from notes receivable.
Other Income
Other income for the three and six months ended June 30, 2019 was $24,229 and $0.2 million, respectively, as compared to $0.2 million and $0.3 million, respectively for the same periods in 2018. Other income reflects rental income received.
Income Tax (Benefit) Provision
Income tax expense was $4.2 million for the three months ended June 30, 2019, as compared to $1.5 million for the same period in 2018. The increase in tax expense was due to increased income in the three months ended June 30, 2019 period as compared to the same period in 2018, as described above.
Income tax expense was $2.8 million for the six months ended June 30, 2019, as compared to $8.8 million for the same period in 2018. The decrease in tax expense was due to lower earnings in the six months ended June 30, 2019 period as compared to the same period in 2018, as described above.
Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $7.1 million for the three months ended June 30, 2019 compared to $5.2 million for the same period in 2018, an increase of $1.9 million, or 37%. The increase was primarily due to an increase in net income generated from APC mainly attributable to timing of provider costs.
Net income attributable to noncontrolling interests was $4.5 million for the six months ended June 30, 2019, compared to $18.8 million for the same period in 2018, a decrease of $14.3 million, or 76%. This decrease was primarily due to lower net income generated from APC mainly attributable to a reduction in risk pool revenue and dividend paid out.
Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at June 30, 2019 totaled $53.9 million. Working capital totaled $89.3 million at June 30, 2019, compared to $100.8 million at December 31, 2018, a decrease of $11.5 million, or 11.4%.
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
Our cash, cash equivalents and restricted cash decreased by $50.6 million from $107.6 million at December 31, 2018 to $57.0 million at June 30, 2019. Cash used in operating activities during the six months ended June 30, 2019 was $22.0 million. The cash used in operations during the six months ended June 30, 2019 is a function of net income of $8.2 million, adjusted for the following non-cash operating items: depreciation and amortization of $8.9 million, share-based compensation of $0.7 million, and losses from equity method investments of approximately $0.9 million, offset by a release of provision for doubtful accounts of $1.4 million and a change in deferred tax liability of $0.5 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $38.8 million.
Cash used in investing activities during the six months ended June 30, 2019 was $50.2 million, due primarily to the acquisition of a business, net of cash, of $41.5 million, a loan advance of $6.4 million, funding for an equity method investment of $2.2 million, and purchases of property and equipment of $0.4 million, offset with dividends received of $0.3 million during the six months ended June 30, 2019.
Cash provided by financing activities during the six months ended June 30, 2019 was $21.6 million primarily due to net borrowings of $31.6 million and proceeds from exercise of stock options and warrants of $0.9 million offset by dividend payments of $10.9 million during the six months ended June 30, 2019.
Credit Facilities
Lines of Credit – Related Party
NMM has a credit facility with Preferred Bank to borrow up to $20.0 million that matures on June 22, 2020. The credit facility was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, pursuant to an amendment entered into March 5, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The amount outstanding as of June 30, 2019 and December 31, 2018 was $5.0 million and $13.0 million and is classified as long-term. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, availability under this line of credit was $15.4 million and $0.7 million, respectively.
NMM has a non-revolving line of credit facility with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 to reduce the loan availability from $20.0 million to $16.0 million. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625% as of June 30, 2019 and December 31, 2018. The line of credit was obtained to finance potential acquisitions, with each drawdown to be converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule, the availability of the line of credit is reduced accordingly based on the aggregate amount drawn. As of June 30, 2019 and December 31, 2018, availability under this line of credit was $16.0 million and $20.0 million, respectively.
APC has a credit facility with Preferred Bank to borrow up to $10.0 million that matures on June 22, 2020. No amounts have been drawn on this facility. This credit facility was subsequently amended on April 17, 2019 to increase the loan availability from $10.0 million to $40.0 million. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.625%, as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, availability under this line of credit was $0.1 million and $9.7 million, respectively. Because APC is a VIE of NMM, loans obtained by APC can only be used to fund the operations of that company, and, accordingly, we are not liable for the repayment of any of APC’s borrowings under the Preferred Bank credit facility. In addition, this credit facility is not available to support NMM’s liquidity needs and can only be used for APC.
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
Intercompany Loans
Each of AMH, MMG, BAHA, ACC, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation. The following is a summary of the intercompany loans during the six-month period ended June 30, 2019:

			Six Months Ended June 30, 2019
Entity	Facility	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	10%	$5,403,941	$5,403,941	$770,000	$—
ACC	1,000,000	10%	1,288,643	1,283,078	5,565	—
MMG	3,000,000	10%	3,148,477	3,148,477	—	—
AKM	5,000,000	10%	—	—	—	—
SCHC	5,000,000	10%	4,321,481	4,321,481	—	—
BAHA	250,000	10%	4,065,992	4,065,992	—	—
	$24,250,000		$18,228,534	$18,222,969	$775,565	$—
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
Off Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements.

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
Based on management’s assessment of our internal control over financial reporting as of June 30, 2019, the following material weakness existed as of that date:
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
Notwithstanding the material weakness discussed above, our management, including our chief executive officer and chief financial officer, concluded that the condensed consolidated financial statements in this Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.
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
ITEM 1A. RISK FACTORS
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report and those described below. However, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Risks Related to the Proposed APC Transaction.
On May 10, 2019, ApolloMed, AP-AMH and APC entered into a series of interrelated transactions (the “APC Transactions”). Pursuant to the APC Transactions, ApolloMed has agreed to loan $545,000,000 to AP-AMH (the “AP-AMH Loan”), all of which AP-AMH will use to purchase 1,000,000 shares of Series A Preferred Stock of APC. ApolloMed will acquire the AP-AMH Loan funds by (i) entering into a $250,000,000 senior secured credit facility from a commercial bank and immediately drawing down $245,000,000 in cash and (ii) by selling $300,000,000 shares of ApolloMed common stock to APC in a separate, but interrelated, purchase that will be offset against $300,000,000 of AP-AMH’s purchase price for its APC Series A Preferred Stock. These transactions, if consummated, will expose the Company to numerous additional risk, including without limitation, the following: AP-AMH may never be able to repay the AP-AMH Loan; whether or not AP-AMH repays the loan, ApolloMed will be obligated to pay principal and interest on the $250,000,000 secured senior credit facility; in connection with the credit facility, the creditor will have a first priority perfected security interest over all of the assets of ApolloMed and its subsidiaries, and such creditor would be able to foreclose on those assets if ApolloMed defaults on its obligations under the credit facility and security agreement; a disconnect arises between APC achieving net income, declaring and paying dividends to AP-AMH, and AP-AMH’s payments to ApolloMed, which disconnect could materially impact the Company’s financial results and ability to make its required payments on the AP-AMH Loan; APC may be prohibited from paying, or may be unable to pay the dividends on the Series A Preferred Stock, including under the California Corporations Code, which could cause the APC Transactions structure to collapse; regulators could determine that the post-APC Transactions consolidated structure amounts to ApolloMed violating California’s corporate practice of medicine doctrine; and ApolloMed may be deemed an investment company, which could impose burdensome compliance requirements on the Company and restrict its future activities. See also “Risk Factors” beginning on page 57 of the Company’s definitive proxy statement filed with the SEC on July 31, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019 the Company issued an aggregate of 30,067 shares of common stock and received approximately $278,447 from the exercise of certain warrants at an exercise price of $9.00-$10.00 per share. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
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

2.4	Stock purchase agreement dated March 15, 2019.

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2018).

3.5	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

10.1
Loan Agreement, dated May 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.2
Security Agreement by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.3
Tradename Licensing Agreement, dated May 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.4
Administrative Services Agreement, dated May 10, 2019, by and between Network Medical Management, Inc., a California corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.5
Physician Shareholder Agreement, dated May 10, 2019, by and between Thomas Lam, M.D., Apollo Medical Holdings, Inc., a Delaware corporation, Network Medical Management, Inc., a California corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.6
Series A Preferred Stock Purchase Agreement, dated May 10, 2019, by and between AP-AMH Medical Corporation, a California professional medical corporation and Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.7
Special Purpose Shareholder Agreement, dated May 10, 2019, by and between Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.8
Stock Purchase Agreement, dated May 10, 2019, by and between Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation and Apollo Medical Holdings, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.9
Voting and Registration Rights Agreement by and between Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation and Apollo Medical Holdings, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.10*	Form of Amendment to Stockholder Lock-up Agreement

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 9, 2019	By:	/s/ Thomas Lam
Thomas Lam Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2019	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer (Principal Financial Officer)