Form 10-Q
period 2019-09-30
Apollo Medical Holdings, Inc.
filed 2019-11-08
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___ to ___.
Commission File No. 001-37392
Apollo Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4472349 (IRS Employer Identification No.)
1668 S. Garfield Avenue, 2nd Floor, Alhambra, California 91801
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐    Yes     ☒    No
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	AMEH	Nasdaq Capital Market
As of November 4, 2019, there were 34,892,506 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018

Assets

Current assets
Cash and cash equivalents	$230,298,252	$106,891,503
Restricted cash	20,150	—
Investment in marketable securities	1,154,480	1,127,102
Receivables, net	19,731,189	7,127,217
Receivables, net – related parties	37,708,178	49,328,739
Other receivables	15,527,520	1,003,133
Prepaid expenses and other current assets	10,495,938	7,385,098
Loans receivable - related parties	6,425,000	—

Total current assets	321,360,707	172,862,792

Noncurrent assets
Land, property and equipment, net	12,427,107	12,721,082
Intangible assets, net	114,166,305	86,875,883
Goodwill	237,134,772	185,805,880
Loans receivable – related parties, net of current portion	12,500,000	17,500,000
Investment in other entities – equity method	35,840,105	34,876,980
Investment in a privately held entity that does not report net asset value per share	896,000	405,000
Restricted cash	746,104	745,470
Right-of-use assets	13,540,129	—
Other assets	1,633,153	1,205,962

Total noncurrent assets	428,883,675	340,136,257

Total assets	$750,244,382	$512,999,049
Liabilities, Mezzanine Equity and Stockholders’ Equity

Current liabilities

Accounts payable and accrued expenses	$35,539,917	$25,075,489
Fiduciary accounts payable	1,734,142	1,538,598
Medical liabilities	53,819,647	33,641,701
Income taxes payable	1,392,492	11,621,861
Bank loan	—	40,257
Dividend payable	271,279	—
Finance lease liabilities	101,741	101,741

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	September 30, 2019	December 31, 2018

Operating lease liabilities	2,836,010	—
Current portion of long term debt	9,500,000
Total current liabilities	105,195,228	72,019,647

Noncurrent liabilities
Lines of credit – related party	—	13,000,000
Deferred tax liability	30,199,423	19,615,935
Liability for unissued equity shares	1,185,025	1,185,025
Finance lease liabilities	441,241	517,261
Operating lease liabilities	10,670,364	—
Long-term debt, net of current portion and deferred financing costs	234,149,063	—

Total noncurrent liabilities	276,645,116	34,318,221

Total liabilities	381,840,344	106,337,868

Commitments and Contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	176,230,074	225,117,029

Stockholders’ equity
Series A Preferred stock, $0.001 par value; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Series B Preferred stock, $0.001 par value; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 34,822,933 and 34,578,040 shares outstanding, excluding 16,959,069 and 1,850,603 treasury shares, at September 30, 2019 and December 31, 2018, respectively	34,823	34,578
Additional paid-in capital	165,521,888	162,723,051
Retained earnings	25,177,257	17,788,203
	190,733,968	180,545,832

Noncontrolling interest	1,439,996	998,320

Total stockholders’ equity	192,173,964	181,544,152

Total liabilities, mezzanine equity and stockholders’ equity	$750,244,382	$512,999,049
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Capitation, net	$130,807,706	$90,612,720	$305,548,176	$266,834,186
Risk pool settlements and incentives	11,355,069	57,788,932	32,639,960	89,641,885
Management fee income	8,517,586	12,851,178	27,866,805	37,297,358
Fee-for-service, net	4,099,660	4,723,809	12,058,762	15,524,149
Other income	1,280,203	752,642	3,753,258	4,021,480

Total revenue	156,060,224	166,729,281	381,866,961	413,319,058

Operating expenses
Cost of services	131,129,813	96,268,804	315,925,388	280,589,061
General and administrative expenses	7,949,814	9,040,336	30,031,329	31,481,810
Depreciation and amortization	4,920,429	4,843,037	13,792,581	14,819,627
Provision for doubtful accounts	—	—	(1,363,415)	—
Impairment of intangibles	1,994,000	—	1,994,000	—

Total expenses	145,994,056	110,152,177	360,379,883	326,890,498

Income from operations	10,066,168	56,577,104	21,487,078	86,428,560

Other income (expense)
Income (loss) from equity method investments	2,053,730	(4,215,056)	1,161,791	(2,573,219)
Interest expense	(827,905)	(178,318)	(1,349,933)	(374,002)
Interest income	508,856	418,449	1,305,528	1,180,990
Other income	2,620,485	609,203	2,831,830	884,948

Total other income (expense), net	4,355,166	(3,365,722)	3,949,216	(881,283)

Income before provision for income taxes	14,421,334	53,211,382	25,436,294	85,547,277

Provision for income taxes	3,682,472	14,585,942	6,483,630	23,338,589

Net income	10,738,862	38,625,440	18,952,664	62,208,688

Net income attributable to noncontrolling interests	7,034,688	29,519,043	11,563,610	48,277,734

Net income attributable to Apollo Medical Holdings, Inc.	$3,704,174	$9,106,397	$7,389,054	$13,930,954

Earnings per share – basic	$0.11	$0.28	$0.21	$0.43

Earnings per share – diluted	$0.10	$0.24	$0.20	$0.37

Weighted average shares of common stock outstanding – basic	34,643,754	32,917,007	34,555,124	32,672,793

Weighted average shares of common stock outstanding – diluted	37,792,266	38,387,700	37,816,698	38,010,838
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE AND SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC
	Noncontrolling Interest	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Shareholders' Equity
		Shares	Amount
Balance January 1, 2019	$225,117,029	34,578,040	$34,578	$162,723,051	$17,788,203	$998,320	$181,544,152
Net income	(3,000,021)	—	—	—	139,664	410,228	549,892
Purchase of treasury shares	(40,000)	(93,451)	(93)	93	—	—	—
Shares issued for exercise of options and warrants	155,000	17,516	17	139,957	—	—	139,974
Share-based compensation	202,382	1,599	2	142,750	—	—	142,752
Dividends	(10,000,000)	—	—	—	—	—	—
Balance at March 31, 2019	212,434,390	34,503,704	34,504	163,005,851	17,927,867	1,408,548	182,376,770
Net income	6,895,740	—	—	—	3,545,216	222,975	3,768,191
Shares issued for exercise of options and warrants	50,000	135,108	135	757,993	—	—	758,128
Share-based compensation	202,382	—	—	127,999	—	—	127,999
Dividends	—	—	—	—	—	(941,588)	(941,588)
Balance at June 30, 2019	$219,582,512	34,638,812	$34,639	$163,891,843	$21,473,083	$689,935	$186,089,500
Net income	6,284,627	—	—	—	3,704,174	750,061	4,454,235
Shares issued for exercise of options and warrants	—	184,121	184	1,502,044	—	—	1,502,228
Share-based compensation	202,382	—	—	128,001	—	—	128,001
Stock subscription	549,998	—	—	—	—	—	—
Stock issued in connection with acquisition of a business	414,250	—	—	—	—	—	—
Costs related to issuance of preferred shares	(803,695)	—	—	—	—	—	—
Dividends	(50,000,000)	—	—	—	—	—	—
Balance at September 30, 2019	$176,230,074	34,822,933	$34,823	$165,521,888	$25,177,257	$1,439,996	$192,173,964

	Mezzanine Equity – Noncontrolling Interest in APC
	Noncontrolling Interest	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Shareholders' Equity
		Shares	Amount
Balance January 1, 2018	$172,129,744	32,304,876	$32,305	$158,181,192	$1,734,531	$4,235,398	$164,183,426
ASC 606 Adoption	7,351,434				1,002,468		1,002,468
Net income	12,970,752	—	$—	$—	2,160,455	586,448	2,746,903
Shares issued for exercise of options and warrants	—	309,826	310	1,923,474	—	—	1,923,784
Share-based compensation	202,382	37,593	38	631,524	—	—	631,562
Dividends	(2,000,000)	—	—	—	—	—	—
Balance at March 31, 2018	190,654,312	32,652,295	32,653	160,736,190	4,897,454	4,821,846	170,488,143
Net income	4,857,625	—	—	—	2,664,102	343,866	3,007,968
Purchase price adjustment from merger	—	—	—	868,000	—	—	868,000
Shares issued for exercise of options and warrants	200,000	188,875	188	423,357	—	—	423,545
Share-based compensation	202,382	—	—	—	—	—	—
Noncontrolling interest capital charge	—	—	—	—	—	27,500	27,500
Balance at June 30, 2018	195,914,319	32,841,170	32,841	162,027,547	7,561,556	5,193,212	174,815,156
Net income	29,030,555	—	—	—	9,106,397	488,488	9,594,885
Shares issued for exercise of options and warrants	—	184,019	184	1,226,532	—	—	1,226,716
Share-based compensation	202,383	—	—	—	—	—	—
Acquisition of additional shares in consolidated equity	—	—	—	(443,384)		443,184	(200)
Purchase of treasury shares	—	—	—	—	432,112	—	432,112
Dividends	—	—	—	—	—	(942,000)	(942,000)
Balance at September 30, 2018	$225,147,257	33,025,189	$33,025	$162,810,695	$17,100,065	$5,182,884	$185,126,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$18,952,664	$62,208,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,792,581	14,819,627
Impairment of intangible	1,994,000	—
Loss on disposal of property and equipment	—	41,782
Provision for doubtful accounts	(1,363,415)	—
Share-based compensation	1,005,898	1,238,708
Gain on loan assumption	(2,250,000)	—
Unrealized (gain) loss from investment in equity securities	(6,283)	10,218
(Income) loss from equity method investments	(1,161,791)	2,573,219
Deferred tax	(185,699)	7,135,408
Changes in operating assets and liabilities, net of business combinations:
Receivable, net	1,905,076	4,484,115
Receivable, net – related parties	5,864,052	(43,360,966)
Other receivables	(13,719,229)	—
Prepaid expenses and other current assets	(2,913,570)	(80,618)
Right-of-use assets	1,877,353	—
Other assets	(524,689)	(26,931)
Accounts payable and accrued expenses	4,868,437	31,701,367
Dividends payable	—	—
Incentives payable	—	(16,500,000)
Fiduciary accounts payable	195,544	—
Medical liabilities	(6,226,426)	(30,466,895)
Income taxes payable	(10,229,369)	(1,912,842)
Operating lease liabilities	(1,790,313)	—
Net cash provided by operating activities	10,084,821	31,864,880

Cash flows from investing activities
Payments for business acquisitions, net of cash acquired	(49,402,514)	—
Advances on loans receivable	(7,425,000)	(2,500,000)
Purchases of marketable securities	(21,095)	(9,013)
Purchases of investment - equity method	(2,949,000)	(16,673,840)
Purchases of a privately held entity that does not report net asset value per share	—	(405,000)
Purchases of property and equipment	(806,590)	(867,732)
Dividend received	240,000	207,410
Net cash used in investing activities	(60,364,199)	(20,248,175)

Cash flows from financing activities
Repayment of bank loan and lines of credit	(52,640,257)	(375,485)
Dividends paid	(60,670,309)	(16,725,799)

Change in noncontrolling interest capital	—	27,300
Payment of capital lease obligations	(76,020)	(73,775)
Proceeds from the exercise of stock options and warrants	2,400,330	3,574,046
Repurchase of shares	(40,000)	—
Borrowings on line of credit and long-term debt	289,600,000	8,000,000
Proceeds from common stock offering	754,998	200,000
Cost of debt and equity issuance costs	(5,621,831)	—
Net cash provided by (used in) financing activities	173,706,911	(5,373,713)

Net increase in cash, cash equivalents and restricted cash	123,427,533	6,242,992

Cash, cash equivalents and restricted cash, beginning of period	107,636,973	118,500,095

Cash, cash equivalents and restricted cash, end of period	$231,064,506	$124,743,087

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$17,900,000	$18,032,590
Cash paid for interest	999,582	287,332

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$—	$47
Deferred tax liability adjustment to goodwill	$11,539,600	$1,110,456
Dividend declared included in dividend payable	$271,279	$—
APC stock issued in exchange for AMG	$414,250	$—
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

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$230,298,252	$119,779,499
Restricted cash – short-term - distributions to former NMM shareholders	20,150	4,218,176
Restricted cash – letters of credit	746,104	745,412
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$231,064,506	$124,743,087
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
On September 11, 2019, ApolloMed completed a series of agreements with two of its affiliates, AP-AMH and APC as follows;

1.
The Company loaned AP-AMH $545.0 million pursuant to a ten-year secured loan agreement. The loan bears interest at a rate of 10% per annum simple interest, is not prepayable (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first priority security interest in all of AP-AMH's assets, including the shares of APC Series A Preferred Stock to be purchased by AP-AMH. To the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.

2.
AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for aggregate consideration of $545.0 million in a private placement. Under the terms of the APC Certificate of Determination of Preferences of Series A Preferred Stock (the "Certificate of Determination"), AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (i) APC's net income from Healthcare Services (as defined in the Certificate of Determination), plus (ii) any dividends received by APC from certain of APC's affiliated entities, less (iii) any Retained Amounts (as defined in the Certificate of Determination).

3.
APC purchased 15,015,015 shares of the Company's common stock for total consideration of $300.0 million in private placement. In connection therewith, the Company granted APC certain registration rights with respect to the Company's common stock that APC purchased, and APC agreed that APC votes in excess of 9.99% of the Company's then outstanding shares will be voted by proxy given to the Company's management, and that those proxy holders will cast the excess votes in the same proportion as all other votes cast on any specific proposal coming before the Company's stockholders.

4.
The Company licensed to AP-AMH the right to use certain tradenames for certain specified purposes for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.

5.
Through its subsidiary, NMM, the Company agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee also is payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.

As of a result of the transaction, APC's ownership in ApolloMed increased to 32.54% at September 30, 2019 from 4.82% at December 31, 2018.
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
APC-LSMA Designated Shareholder Medical Corporation ("APC-LSMA") was formed on October 15, 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation ("Accountable Health Care"), and AMG, a Professional Medical Corporation ("AMG").
Alpha Care, an IPA which the Company acquired on May 31, 2019, has been operating in California since 1993 is a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to over 170,000 enrollees, as of September 30, 2019, and focuses on Medi-Cal/Medicaid, Commercial, and Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
Accountable Health Care is a California based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable Health Care currently has a network of over 400 primary care physicians and 700 specialty care physicians, and five community and regional hospital medical centers that provide quality health care services to more than 89,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and the California Healthy Families program. On August 30, 2019, APC and APC-LSMA, acquired the remaining outstanding shares of capital stock (comprising 75%) and as such as of September 30, 2019, Accountable Health Care is 100% owned (see Note 3 and Note 5).
AMG is a network of family practice clinics operating out of three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and Commercial patients through its networks of doctors and nurse practitioners. On September 10, 2019, APC-LSMA, a holding company of APC, agreed to purchase and acquire 100% of the aggregate issued and outstanding shares of capital stock of AMG for $1.2 million in cash and $0.4 million of APC common stock (see Note 3).
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
AP-AMH Medical Corporation (“AP-AMH”) was formed on May 7, 2019 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH. ApolloMed makes all the decisions on behalf of AP-AMH and funds and receives all the distributions from its operations. ApolloMed has the rights to receive benefits from the operations of AP-AMH and has the option, but not the obligation, to cover losses. Therefore, AP-AMH is controlled and consolidated by ApolloMed as the primary beneficiary of this VIE.

2.	Basis of Presentation
Basis of Presentation
The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2019. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future periods.

Principles of Consolidation
The condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO, Apollo Care Connect; ApolloMed's consolidated VIE, AP-AMH; NMM’s consolidated VIE, APC; APC’s subsidiary, UCAP; and APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and Alpha Care. Effective on September 1, 2019, the condensed consolidated balance sheets as of September 30, 2019 and the condensed consolidated statements of income for the three and nine months ended September 30, 2019, also include the accounts of Accountable Health Care.
All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints and completion factors including historical medical loss ratios (“MLR”)), income taxes, valuation of share-based compensation and right-of-use ("ROU") assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of September 30, 2019, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $248.7 million. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. Investments in marketable debt securities have been classified and accounted for as held-to-maturity based on management’s investment intentions relating to these securities. Held-to-maturity marketable securities are stated at amortized cost, which approximates fair value. As of September 30, 2019 and December 31, 2018, short-term marketable securities in the amount of approximately $1.2 million, consist of certificates of deposit with various financial institutions, reported at par value plus accrued interest, with maturity dates from four months to twelve months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.
Receivables and Receivables – Related Parties

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements and incentive receivables, management fee income and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.
The Company’s receivables – related parties are comprised of risk pool settlements, management fee income and incentive receivables, and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.
Capitation and claims receivable relate to each health plan’s capitation, is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from our hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. During the nine months ended September 30, 2019, recoverable claims paid related to the 2019 APAACO performance year to be administered following instructions from CMS, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop loss insurance premium reimbursements are included in “Other receivables” in the accompanying condensed consolidated balance sheet.
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
Receivables are recorded when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of September 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was approximately $2.9 million and approximately $4.3 million, respectively.
Concentrations of Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30,	2019	2018

Commercial	$25,429,304	$28,463,636
Medicare	60,737,135	79,117,660
Medicaid	61,189,161	47,318,190
Other third parties	8,704,624	11,829,795
Revenue	$156,060,224	$166,729,281

Nine Months Ended September 30,	2019	2018

Commercial	$75,883,004	$83,830,517
Medicare	155,729,758	186,449,517
Medicaid	122,836,562	109,870,854
Other third parties	27,417,637	33,168,170
Revenue	$381,866,961	$413,319,058
The Company had major payors that contributed the following percentages of net revenue:

	For the Three Months Ended September 30,
	2019	2018

Payor A	12.0%	14.8%
Payor B	11.7%	18.4%
Payor C	*	12.7%
Payor D	12.0%	16.7%
Payor E	19.9%	*

	For the Nine Months Ended September 30,
	2019	2018

Payor A	14.3%	13.4%
Payor B	13.3%	16.9%
Payor C	10.0%	13.1%
Payor D	*	15.6%
Payor E	11.0%	*

*	Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties before the allowance for doubtful accounts:

	As of September 30, 2019	As of December 31, 2018

Payor E	18.1%	*
Payor F	28.0%	34.1%
Payor G	29.1%	42.2%

*	Less than 10% of total receivables and receivables - related parties, net
Fair Value Measurements of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, receivables, loans receivable, accounts payable, certain accrued expenses, capital lease obligations, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying condensed consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of the loan receivables – long term, capital lease obligations and long term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.
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
The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2019 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$194,428,575	$—	$—	$194,428,575
Marketable securities – certificates of deposit	1,087,197	—	—	1,087,197
Marketable securities – equity securities	67,283	—	—	67,283

Total	$195,583,055	$—	$—	$195,583,055
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$85,500,745	$—	$—	$85,500,745
Marketable securities – certificates of deposit	1,066,103	—	—	1,066,103
Marketable securities – equity securities	60,999	—	—	60,999

Total	$86,627,847	$—	$—	$86,627,847
*    Included in cash and cash equivalents
There were no Level 2 or Level 3 inputs measured on a recurring basis for the nine months ended September 30, 2019.
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the three and nine months ended September 30, 2019.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the nine months ended September 30, 2019 and 2018.
Goodwill and Indefinite-Lived Intangible Assets

Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.
At least annually, at the Company’s fiscal year end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three main reporting units (1) management services, (2) IPAs, and (3) ACOs. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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
The Company had no impairment of its goodwill or definite-lived intangible assets during the nine months ended September 30, 2019 and 2018. However, during the three months ended September 30, 2019, the Company wrote off indefinite-lived intangible assets of $2.0 million related to Medicare licenses it acquired as part of the Merger. The Company will no longer utilize the licenses and as such will not receive future economic benefits.
Investments in Other Entities - Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying condensed consolidated statements of income under “Income (loss) from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. On March 31, 2019, the Company recognized an impairment loss of $0.3 million related to its investment in Pacific Ambulatory Surgery Center, LLC (“PASC”) (included in loss from equity method investments in the accompanying condensed consolidated statements of income) as the Company does not expect to recover its investment (see Note 5).
Medical Liabilities
APC, including Alpha Care and Accountable Health Care, APAACO and MMG are responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. APC, including Alpha Care and Accountable Health Care, APAACO and MMG provide integrated care to HMOs, Medicare and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying condensed consolidated statements of income.
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
Nature of Services and Revenue Streams
Revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO All-Inclusive Population-Based Payments (“AIPBP”), management fee income, and FFS revenue. Revenue is recorded in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the customer. The following is a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.
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
Risk Pool Settlements and Incentives
APC and Accountable Health Care enter into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC and Accountable Health Care are responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC and Accountable Health Care generally receive a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factor and constraint percentages were used by management in applying the most likely amount method.
Under capitated arrangements with certain HMOs, APC participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollees' utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk.

Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.
Risk pool settlements under arrangements with HMOs are recognized, using the most likely amount methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Final settlement of risk pools for a given contract year generally occur in the third or fourth quarter of the following year.
In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed the quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for efforts it takes to improve the quality of services and for efficient and effective use of pharmacy supplemental benefits provided to the HMOs' members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. Incentives earned under “pay-for-performance” programs are recognized using the most likely amount methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared risk pool and incentive payments, these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.
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
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO capitation revenues monthly. Excess over claims paid plus an estimate for the related IBNR (see Note 8) and monthly capitation received are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS. Further, in accordance with the guidance in ASC 606-10-55-36 through 55-40 on principal versus agent considerations, the Company records such revenues in the gross amount of consideration.
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
The Company participates in the AIPBP track of the NGACO Model. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s assigned patients and pays that projected amount to the Company in monthly installments, and the Company is responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by the Company to provide services to the assigned patients
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR, risk adjustment factors, stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and therefore this shared risk pool revenue is considered fully constrained.
For performance year 2018, the Company received monthly AIPBP payments at a rate of approximately $7.3 million per month from CMS that started in February 2018, which was reduced to $5.5 million per month beginning October 1, 2018. The Company will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company continues to be eligible in receiving AIPBP payments under the NGACO Model for performance year 2019, with the effective date of the performance year beginning April 1, 2019. The monthly AIPBP payments received by the Company for performance year 2019 was approximately $8.3 million per month for the period beginning April 1, 2019 through August 30, 2019. Subsequently, CMS adjusted the AIPBP payments to approximately $3.7 million for the period starting September 1, 2019 based on CMS' updated estimate of total claims to be incurred. The Company has received approximately $45.0 million in total AIPBP payments for the nine months ended September 30, 2019 of which $36.5 million has been recognized as revenue. The Company also recorded assets of approximately $11.4 million related to recoverable claims paid during the nine months ended September 30, 2019 which will be administered following instructions from CMS and $3.0 million related to final settlement of the 2017 performance year. These balances are included in “Other receivables” in the accompanying condensed consolidated balance sheet.
Management Fee Income
Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the respective agreement. The Company’s Management Services Agreement ("MSA") revenue also includes revenue sharing payments from the Company’s partners based on their non-medical services.
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
Fee-for-Services Revenue
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
Consideration from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. Patient encounters and related episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach for the FFS revenue stream to group together contracts with similar characteristics and analyze historical cash collections trends. The contracts within the portfolio share the characteristics conducive to ensuring that the results do not materially differ under the new standard if it were to be applied to individual patient contracts related to each patient encounter. Accordingly, there was no change in the Company's method to recognize revenue under ASC 606 from the previous accounting guidance.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $17.0 million and $9.1 million as of September 30, 2019 and December 31, 2018, respectively, and is presented within “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2019, $0.5 million of the Company’s contract liability accrued in 2018 has been recognized as revenue.
Leases
On January 1, 2019, the Company adopted ASU 2016-2, “Leases (Topic 842).” Refer to “Recent Accounting Pronouncements” below and to Note 16 – Leases for further details.
The Company determines if an arrangement is a lease at inception. Operating leases are included in “Right-of-use assets” and “Operating lease liabilities” in the accompanying condensed consolidated balance sheets. Finance leases are included in “Land, property and equipment, net” and “Finance lease liabilities” in the accompanying condensed consolidated balance sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As none of the Company's leases provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Share-Based Compensation
The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants. The value of share-based awards such as options is recognized as compensation expense on a cumulative straight-line basis over the vesting period of the awards, adjusted for expected forfeitures. From time to time, the Company issues shares of its common stock to its employees, directors and consultants, which shares may be subject to the Company’s repurchase right (but not obligation) that lapses based on time-based and performance-based vesting schedules.
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
Noncontrolling Interests
The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests (including certain VIEs) in the Company’s consolidated entities. The amount of net income attributable to noncontrolling interests is disclosed in the condensed consolidated statements of income.
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the condensed consolidated financial statements. APC’s shares are not redeemable and it was not probable that the shares would become redeemable as of September 30, 2019 and December 31, 2018.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-2, “Leases (Topic 842)” (“ASC 842”), which amends the existing accounting standards for leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
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
Alpha Care Medical Group
On May 31, 2019, APC and APC-LSMA completed their acquisition of 100% of the capital stock of Alpha Care from Dr. Kevin Tyson for an aggregate purchase price of approximately $45.1 million in cash, subject to post-closing adjustments. As part of the transaction the Company deposited $2.0 million into an escrow account for potential post-closing adjustments. As of September 30, 2019 no post-closing adjustment is expected to be paid to Dr. Tyson and the full amount of the escrow account is expected to be returned to the Company. As such, the escrow amount is presented within Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

Preliminary Balance Sheet
Assets acquired
Cash and cash equivalents	$3,568,554
Accounts receivable, net	10,335,664
Other current assets	2,004,649
Network relationship intangible assets	29,858,000
Goodwill	24,637,507
Accounts Payable	(2,273,753)
Deferred tax liabilities	(8,355,343)
Medical liabilities	(14,719,714)
Net assets acquired	$45,055,564

Cash paid	$45,055,564

Accountable Health Care, IPA
On August 30, 2019, APC and APC-LSMA, acquired the remaining outstanding shares of capital stock (comprising 75%) in Accountable Health Care in exchange for $7.3 million. In addition to the payment of $7.3 million APC assumed all assets and liabilities of Accountable Health Care, including loans payable to NMM and APC of $15.4 million, which has been eliminated upon consolidation and contributed the 25% investment totaling $2.4 million, total purchase price was $25.1 million (see Note 5).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

Preliminary Balance Sheet
Assets acquired
Cash and cash equivalents	$581,965
Accounts receivable, net	5,150,060
Other current assets	198,056
Network relationship intangible assets	11,411,000
Goodwill	25,604,917
Accounts Payable	(2,993,325)
Deferred tax liabilities	(3,193,209)
Medical liabilities	(11,684,658)
Subordinated Loan	(15,408,138)
Net asset acquired	$9,666,668

Equity investment contributed	$2,416,668
Cash paid	$7,250,000
The Company also completed one additional acquisition on September 10, 2019 for total consideration of $1.7 million, of which $0.4 million was in the form of APC common stock. The business combination did not meet the quantitative thresholds to require separate disclosures based on the Company's consolidated net assets, investments and net income.
The acquisitions were accounted for under the purchase method of accounting. The purchase consideration of the acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired were recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of the company acquired have been included in the Company's financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the nine months ended September 30, 2019 is as follows;

Balance, January 1, 2019	$185,805,880

Acquisition of Alpha Care	24,637,507
Acquisition of AMG	1,086,468
Acquisition of Accountable Health Care	25,604,917

Balance, September 30, 2019	$237,134,772

4.	Intangible Assets, Net
At September 30, 2019, the Company’s intangible assets, net, consisted of the following:

	Useful Life (Years)	Gross September 30, 2019	Accumulated Amortization	Net September 30, 2019
Indefinite lived assets:
Medicare license	N/A	$—	$—	$—
Amortized intangible assets:
Network relationships	11-15	151,152,000	(57,503,773)	93,648,227
Management contracts	15	22,832,000	(9,146,391)	13,685,609
Member relationships	12	6,696,000	(2,086,523)	4,609,477
Patient management platform	5	2,060,000	(755,333)	1,304,667
Tradename/trademarks	20	1,011,000	(92,675)	918,325
		$183,751,000	$(69,584,695)	$114,166,305
At December 31, 2018, the Company’s intangible assets, net, consisted of the following:

	Useful Life (Years)	Gross December 31, 2018	Accumulated Amortization	Net December 31, 2018
Indefinite lived assets:
Medicare license	N/A	$1,994,000	$—	$1,994,000
Amortized intangible assets:
Network relationships	11-15	109,883,000	(48,361,773)	61,521,227
Management contracts	15	22,832,000	(7,447,581)	15,384,419
Member relationships	12	6,696,000	(1,289,667)	5,406,333
Patient management platform	5	2,060,000	(446,333)	1,613,667
Tradename/trademarks	20	1,011,000	(54,763)	956,237
		$144,476,000	$(57,600,117)	$86,875,883
Included in depreciation and amortization on the accompanying condensed consolidated statements of income is amortization expense of $4.3 million and $4.2 million (excluding $0.1 million of amortization expense for exclusivity incentives) for the three months ended September 30, 2019 and 2018, respectively, and $12.0 million and $12.8 million (excluding $0.3 million of amortization expense for exclusivity incentives) for the nine months ended September 30, 2019 and 2018, respectively.
During the three and nine months ended September 30, 2019, the Company wrote off indefinite-lived intangible assets of $2.0 million related to Medicare licenses it acquired as part of the Merger. The Company will no longer utilize these licenses and as such the Company will not receive future economic benefits.
Future amortization expense is estimated to be as follows for the following years ending December 31:

Amount

2019 (excluding the nine months ended September 30, 2019)	$4,212,000
2020	15,757,000
2021	14,436,000
2022	13,559,000
2023	12,341,000
Thereafter	53,861,000

Total	$114,166,000

5.	Investments in Other Entities - Equity Method
Equity Method Investment Summary
Investments in other entities – equity method consisted of the following:

	September 30, 2019	December 31, 2018
LaSalle Medical Associates – IPA Line of Business	$6,426,903	$7,054,888
Pacific Medical Imaging & Oncology Center, Inc.	1,542,506	1,359,494
Universal Care, Inc.	8,794,659	2,635,945
Accountable Health Care - related party	—	4,977,957
Diagnostic Medical Group	2,714,008	2,257,346
Pacific Ambulatory Surgery Center, LLC	—	285,198
531 W. College, LLC – related party	16,139,073	16,273,152
MWN, LLC – related party	222,956	33,000
	$35,840,105	$34,876,980
LaSalle Medical Associates - IPA Line of Business
Founded by Dr. Albert Arteaga in 1996, LaSalle Medical Associates (“LMA”) operates four neighborhood medical centers employing more than 120 dedicated healthcare professionals, treating children, adults and seniors in San Bernardino County, California. LMA’s patients are primarily served by Medi-Cal. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 319,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended September 30, 2019 and 2018, APC recorded losses and income from this investment of $0.4 million and $0.2 million, respectively, in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2019 and 2018, APC recorded losses from this investment of $2.8 million and $0.8 million, respectively, in the accompanying condensed consolidated statements of income. During the period ended September 30, 2019, the Company contributed $2.1 million to LMA as part of its 25% interest. The accompanying condensed consolidated balance sheets include the related investment balance of $6.4 million and $7.1 million at September 30, 2019 and December 31, 2018, respectively.
LMA’s summarized balance sheets at September 30, 2019 and December 31, 2018 and summarized statements of operations for the nine months ended September 30, 2019 and 2018 with respect to its IPA line of business are as follows:
Balance Sheets

	September 30, 2019	December 31, 2018
Assets

Cash and cash equivalents	$3,237,833	$18,444,702
Receivables, net	7,778,735	2,897,337
Other current assets	3,526,319	5,459,442
Loan receivable	2,250,000	1,250,000
Restricted cash	680,216	667,414

Total assets	$17,473,103	$28,718,895

Liabilities and Stockholders’ (Deficit) Equity

	September 30, 2019	December 31, 2018
Current liabilities	$22,953,961	$26,837,814
Stockholders’ (deficit) equity	(5,480,858)	1,881,081

Total liabilities and stockholders’ (deficit) equity	$17,473,103	$28,718,895
Statements of Operations

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$144,569,818	$177,696,760
Expenses	155,581,757	180,445,655

Net loss	$(11,011,939)	$(2,748,895)
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
Pursuant to an Ancillary Service Contract with APC, PMIOC provides covered services on behalf of APC to enrollees under APC's health plans. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.7 million and $0.7 million, for the three months ended September 30, 2019 and 2018, respectively, and fees of approximately $2.1 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the three months ended September 30, 2019 and 2018, APC recorded income from this investment of approximately $31,230 and $4,990, respectively, in the accompanying condensed consolidated statements of income. For the nine months ended September 30, 2019 and 2018, APC recorded income from this investment of $0.2 million and $41,571, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balances of $1.5 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.
Universal Care, Inc.
UCI is a privately held health plan that has been in operation since 1985. UCI holds a license under the California Knox-Keene Health Care Services Plan Act to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.
On August 10, 2015, UCAP purchased 100,000 shares of UCI class A-2 voting common stock from UCI for $10.0 million, which shares comprise 48.9% of UCI's total outstanding shares and 50% of UCI’s voting common stock. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the three months ended September 30, 2019 and 2018, the Company recorded income and losses from this investment of approximately $0.6 million and $4.6 million, respectively, in the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2019 and 2018, the Company recorded income and losses from this investment of approximately $6.2 million and $2.9 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balances of $8.8 million and $2.6 million at September 30, 2019 and December 31, 2018, respectively.

UCI’s balance sheets at September 30, 2019 and December 31, 2018 and statements of income for the nine months ended September 30, 2019 and 2018 are as follows:
Balance Sheets

	September 30, 2019	December 31, 2018
Assets

Cash	$29,568,915	$27,812,520
Receivables, net	62,787,671	46,978,703
Other current assets	33,786,968	18,670,350
Other assets	10,799,827	661,621
Property and equipment, net	3,319,680	2,786,996

Total assets	$140,263,061	$96,910,190
Liabilities and Stockholders’ Deficit

	September 30, 2019	December 31, 2018
Current liabilities	$120,698,226	$89,731,133
Other liabilities	25,067,577	25,024,043
Stockholders’ deficit	(5,502,742)	(17,844,986)

Total liabilities and stockholders’ deficit	$140,263,061	$96,910,190
Statements of Income

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$372,181,425	$240,633,955
Expenses	370,597,312	246,765,335

Income before benefit from income taxes	1,584,113	(6,131,380)
Benefit from income taxes	(11,010,394)	(130,023)

Net income (loss)	$12,594,507	$(6,001,357)
Accountable Health Care – Related Party
Accountable Health Care is a California professional medical corporation that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable Health Care currently has a network of over 400 primary and 700 specialty care physicians, and five community and regional hospital medical centers that provide quality health care services to more than 89,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and Healthy Families.
On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable Health Care capital stock (see Note 6). As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable Health Care’s current enterprise value. APC accounts for its investment in Accountable Health Care under the equity method of accounting. On August 30, 2019 APC and APC-LSMA, in connection with the settlement of a dispute with Dr. Jayatilaka, acquired the remaining outstanding shares of capital stock (comprising 75%) in Accountable Health

Care in exchange for $7.3 million. In addition to the payment of $7.3 million APC assumed all liabilities and assets of Accountable Health Care (See Note 3).
The Company recognized a gain of approximately $1.8 million as a result of the transaction , which represented the difference between the fair value of the 25% ownership held and the Company's basis at the time of acquisition. Such gain is included in income from equity method investment in the accompanying condensed consolidated statements of income.
Effective September 1, 2019, Accountable Health Care's financial result is included in the condensed consolidated balance sheets as of September 30, 2019 and the condensed consolidated statements of income for the three and nine months ended September 30, 2019.
Diagnostic Medical Group
On May 14, 2016, David C.P. Chen M.D., Inc., a California professional corporation doing business as Diagnostic Medical Group (“DMG”), David C.P. Chen M.D., individually and APC-LSMA, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG for total cash consideration of $1.6 million.
APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended September 30, 2019 and 2018, APC recorded income from this investment of $0.3 million and $0.2 million, respectively, in the condensed consolidated statements of income. For the nine months ended September 30, 2019 and 2018, APC recorded income from this investment of $0.7 million and $0.9 million, respectively, in the condensed consolidated statements of income. During the nine months ended September 30, 2019 the Company received dividends from its investment in DMG of $0.2 million. The accompanying condensed consolidated balance sheets include the related investment balances of $2.7 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively.
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
During the nine months ended September 30, 2019, the Company recognized an impairment loss of $0.3 million related to its investment in PASC as the Company does not believe it will recover its investment balance. Such impairment loss is included in loss from equity method investment in the accompanying condensed consolidated statements of income.
APC accounted for its investment in PASC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PASC’s operations. For the three and nine months ended September 30, 2018, APC recorded income from this investment of $0.1 million and $0.3 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $0.3 million as of December 31, 2018.
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
On June 29, 2018, 531 W. College, LLC closed its purchase of a non-operational hospital located in Los Angeles from Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, for a total purchase price of $33.3 million. On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM's 25% membership interest in 531 W. College, LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.1 million.
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. APC's investment is presented as an investment in other entities - equity method in the accompanying condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018.

For the three and nine months ended September 30, 2019, APC recorded losses from its investment in 531 W. College LLC of $0.1 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $16.1 million and $16.3 million, respectively, related to APC’s investment at September 30, 2019 and APC's and NMM's investments at December 31, 2018.
531 W. College LLC’s balance sheets at September 30, 2019 and December 31, 2018 and statements of operations for the nine months ended September 30, 2019 and 2018 are as follows:
Balance Sheet

	September 30, 2019	December 31, 2018
Assets

Cash	$31,986	$158,088
Other current assets	24,750	16,137
Other assets	70,000	70,000

Property and equipment, net	$33,412,652	$33,394,792

Total assets	$33,539,388	$33,639,017

Liabilities and Members’ Equity

Current liabilities	$1,261,243	$1,007,413
Stockholders’ equity	32,278,145	32,631,604

Total liabilities and members’ equity	$33,539,388	$33,639,017
Statements of Operation

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	—	—
Expenses	779,958	181,359
Loss from operations	(779,958)	(181,359)

Other Income	$426,500	$25,650

Net loss	$(353,458)	$(155,709)
MWN LLC – Related Party
On December 18, 2018, NMM, 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each owns 33.3% of the membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. During the nine months ended September 30, 2019, NMM invested an additional $0.3 million for working capital purposes. For the three and nine months ended September 30, 2019, APC recorded losses from its investment in MWN LLC of $0.1 million, respectively, in the accompanying condensed consolidated statements of income. The accompanying condensed consolidated balance sheets include the related investment balance of $0.2 million and $33,000 as of September 30, 2019 and December 31, 2018, respectively.

Investment in privately held entity that does not report net asset value per share
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented an approximately 2.8% ownership interest. In connection with the initial purchase, APC received a 5-year warrant to purchase an additional 270,000 membership interests. Additionally, APC received a 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests, which MediPortal LLC will grant APC upon completion of its health portal. As of September 30, 2019, the health portal has not been completed. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
AchievaMed
On July 1, 2019, NMM and AchievaMed, Inc. a California corporation ("AchievaMed") entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in "Investment in a privately held entity that does not report net asset value per share" in the accompanying condensed consolidated balance sheet as of September 30, 2019.

6.	Loan Receivable – Related Parties
Dr. Albert Arteaga
On June 28, 2019, APC entered into a convertible secured promissory note with Dr. Albert H. Arteaga, M.D. ("Dr. Arteaga"), Chief Executive Officer of LMA, to loan $6.4 million to Dr. Arteaga. Interest on the loan accrues at a rate that is equal to the prime rate plus 1% (6.00% as of September 30, 2019) and payable in monthly installments of interest only on the first day of each month until the maturity date of June 28, 2020, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The note is secured by certain shares of LMA common stock held by Dr. Arteaga.
At any time on or before December 31, 2019, and upon written notice by APC to Dr. Arteaga, APC has the right, but not the obligation, to convert the entire outstanding principal amount of this note into shares of LMA common stock which equal 21.25% of the aggregate then-issued and outstanding shares of LMA common stock to be held by APC's designee, which may include APC-LSMA. If converted, APC-LSMA and APC's designee will collectively own 46.25% of the equity of LMA with the remaining 53.75% to be owned by Dr. Arteaga. The entire note receivable has been classified under loans receivable - related parties on the condensed consolidated balance sheets in the amount of $6.4 million as of September 30, 2019.
Accountable Health Care IPA
On August 30, 2019, APC and APC-LSMA acquired the remaining outstanding shares of capital stock (comprising 75%) in Accountable Health Care in exchange for $7.3 million. In addition to the payment of $7.3 million APC assumed all assets and liabilities of Accountable Health Care, these liabilities include the loan payable due to NMM of $5.0 million and the remaining loan receivable of $7.3 million originally to be paid to George M. Jayatilaka, M.D.. As a result of the net loans assumed, APC recognized a gain of $2.3 million recorded in other income in the accompanying condensed consolidated statements of income. All loan payables and receivables has been eliminated upon consolidation. (See Note 3)
Universal Care, Inc.
In 2015, APC advanced $5.0 million on behalf of UCAP to UCI for working capital purposes. On June 29, 2018 and November 28, 2018, APC advanced an additional $2.5 million and $5.0 million, respectively. These subordinated loans accrue interest at the prime rate plus 1.00%, or 6.00%, as of September 30, 2019 and 6.50% as of December 31, 2018, with interest to be paid monthly. The repayment schedule is based on certain contingent criteria, and accordingly, the entire note receivable has been classified under loans receivable - related parties on the condensed consolidated balance sheets in the amount of $12.5 million as of September 30, 2019 and December 31, 2018.

7.	Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$4,353,117	$4,481,544
Capitation payable	2,603,636	300,000
Subcontractor IPA risk pool payable	3,171,030	2,532,750
Professional fees	3,523,226	2,251,741
Due to related parties	482,552	1,488,313
Accrued compensation	4,427,951	4,996,906
Contract liabilities	16,978,405	9,024,235

	$35,539,917	$25,075,489

8.	Medical Liabilities
The Company’s medical liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Balance, beginning of period	$33,641,701	$63,972,318
Acquired (see Note 3)	26,404,372	—
Claims paid for previous period	(49,164,084)	(36,549,348)
Incurred health care costs	178,472,645	209,002,961
Claims paid for current period	(135,580,214)	(167,537,480)
Payment to CMS based on APAACO 2017 year settlement	—	(34,464,826)
Adjustments	45,227	(781,924)

Balance, end of period	$53,819,647	$33,641,701

9.	Credit Facility, Bank Loan and Lines of Credit
Credit Facility
The Company's credit facility consisted of the following:

September 30, 2019

Term loan A	$190,000,000
Revolver loan	60,000,000
Total debt	250,000,000

Less: Current portion of debt	(9,500,000)
Less: Unamortized financing costs	(6,350,937)

Long-term debt	$234,149,063

The following table presents scheduled maturities of the Company's credit facility as of September 30, 2019:

Amount
2019 (excluding the nine months ended September 30, 2019)	$2,375,000
2020	9,500,000
2021	10,687,500
2022	14,250,000
2023	15,437,500
Thereafter	197,750,000

Total	$250,000,000
Credit Agreement
On September 11, 2019, the Company entered into a secured credit agreement (the “Credit Agreement”) with SunTrust Bank, in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
The Credit Agreement provides for a five-year revolving credit facility to the Company of $100.0 million ("Revolver Loan"), which includes a letter of credit subfacility of up to $25.0 million. The Credit Agreement also provides for a term loan of $190.0 million, ("Term Loan A"). The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on December 31, 2019. The principal payment for each of the first eight fiscal quarters is $2.4 million, for the following eight fiscal quarters thereafter is $3.6 million and for the following three fiscal quarters thereafter is $4.8 million. The remaining principal payment on the term loan is due on September 11, 2024.
The proceeds of the term loan and up to $60.0 million of the revolving credit facility may be used to (i) finance a portion of the $545.0 million loan made by the Company to AP-AMH Medical Corporation, a California professional medical corporation (“AP-AMH”), concurrently with the closing of the Credit Agreement (the “AP-AMH Loan”) as described in the May 13, 2019, Current Report and the August 29, 2019, Current Report, (ii) refinance certain indebtedness of the Company and its subsidiaries and, indirectly, APC, (iii) pay transaction costs and expenses arising in connection with the Credit Agreement, the AP-AMH Loan and certain other related transactions and (iv) provide for working capital, capital expenditures and other general corporate purposes. The remainder of the revolving credit facility will be used to finance future acquisitions and investments and to provide for working capital needs, capital expenditures and other general corporate purposes.
The Company is required to pay an annual facility fee of 0.20% to 0.35% on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and SunTrust Robinson Humphrey, Inc., the lead arranger of the Credit Agreement.
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of from 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
The Credit Agreement requires the Company and its subsidiaries to comply with various affirmative covenants, including, without limitation, furnishing updated financial and other information, preserving existence and entitlements, maintaining properties and insurance, complying with laws, maintaining books and records, requiring any new domestic subsidiary meeting a materiality threshold specified in the Credit Agreement to become a guarantor thereunder and paying obligations. The Credit Agreement requires the Company and its subsidiaries to comply with, and to use commercially reasonable efforts to the extent permitted by law to cause certain material associated practices of the Company, including APC, to comply with, restrictions on liens, indebtedness and investments (including restrictions on acquisitions by the Company), subject to specified exceptions. The Credit Agreement also contains various other negative covenants binding the Company and its subsidiaries, including, without limitation, restrictions on fundamental changes, dividends and distributions, sales and leasebacks, transactions with affiliates, burdensome agreements, use of proceeds, maintenance of business, amendments of organizational documents, accounting changes and prepayments and modifications of subordinated debt.
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2019, the Company was in compliance with the covenants relating to its credit facility.
Pursuant to the Guaranty and Security Agreement, the Company and NMM have granted the Lenders a security interest in all of their assets, including, without limitation, all stock and other equity issued by their subsidiaries (including NMM) and all rights with respect to the AP-AMH Loan. The Guaranty and Security Agreement requires the Company and NMM to comply with various affirmative and negative covenants, including, without limitation, covenants relating to maintaining perfected security interests, providing information and documentation to the Agent, complying with contractual obligations relating to the collateral, restricting the sale and issuance of securities by their respective subsidiaries and providing the Agent access to the collateral.
The Credit Agreement contains events of default, including, without limitation, failure to make a payment when due, default on various covenants in the Credit Agreement, breach of representations or warranties, cross-default on other material indebtedness, bankruptcy or insolvency, occurrence of certain judgments and certain events under the Employee Retirement Income Security Act of 1974 aggregating more than $10.0 million, invalidity of the loan documents, any lien under the Guaranty and Security Agreement ceasing to be valid and perfected, any change in control, as defined in the Credit Agreement, an event of default under the AP-AMH Loan, failure by APC to pay dividends in cash for any period of two consecutive fiscal quarters, failure by AP-AMH to pay cash interest to the Company, or if any modification is made to the Certificate of Determination or the Special Purpose Shareholder Agreement that directly or indirectly restricts, conditions, impairs, reduces or otherwise limits the payment of the Series A Preferred dividend by APC to AP-AMH. In addition, it will constitute an event of default under the Credit Agreement if APC uses all or any portion of the consideration received by APC from AP-AMH on account of AP-AMH’s purchase of Series A Preferred Stock for any purpose other than certain specific approved uses described in the following sentence, unless not less than 50.01% of all holders of common stock of APC at such time approve such use; provided that APC may use up to $50.0 million in the aggregate of such consideration for any purpose without any requirement to obtain such approval of the holders of common stock of APC. The approved uses include (i) any permitted investment, (ii) any dividend or distribution to the holders of the common stock of APC, (iii) any repurchase of common stock of APC, (iv) paying taxes relating to or arising from certain assets and transactions, or (v) funding losses, deficits or working capital support on account of certain non-healthcare assets in an amount not to exceed $125.0 million. If any event of default occurs and is continuing under the Credit Agreement, the Lenders may terminate their commitments, and may require the Company and its guarantors to repay outstanding debt and/or to provide a cash deposit as additional security for outstanding letters of credit. In addition, the Agent, on behalf of the Lenders, may pursue remedies under the Guaranty and Security Agreement, including, without limitation, transferring pledged securities of the Company’s subsidiaries in the name of the Agent and exercising all rights with respect thereto (including the right to vote and to receive dividends), collect on pledged accounts, instruments and other receivables (including the AP-AMH Loan), and all other rights provided by law or under the loan documents and the AP-AMH Loan.
In the ordinary course of business, certain of the Lenders under the Credit Agreement and their affiliates have provided to the Company and its subsidiaries and the associated practices, and may in the future provide, (i) investment banking, commercial banking (including pursuant to certain existing business loan and credit agreements being terminated in connection with entering into the Credit Agreement), cash management, foreign exchange or other financial services, and (ii) services as a bond trustee and other trust and fiduciary services, for which they have received compensation and may receive compensation in the future.

Deferred Financing Costs

The Company recorded deferred financing costs of $6.4 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs will be amortized over the life of the Credit Facility using the effective interest rate method.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three and nine months ended September 30, 2019 was 1.02% and 0.56%, respectively.
Bank Loan
In December 2010, ICC obtained a loan of $4.6 million from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate”, or 5.50% per annum, as of December 31, 2018. The loan was collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matured on December 31, 2018 and final payment was made in January 2019.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% as of September 30, 2019 and 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amounts outstanding as of June 30, 2019 of $5.0 million was fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 and July 29, 2019 to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% as of September 30, 2019 and 5.625% as of December 31, 2018. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, was terminated in connection with the closing of the Credit Facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement was terminated and reissued under the Credit Agreement. These outstanding letters of credit totaled $14.8 million as of September 30, 2019 and the Company has $10.2 million available under the revolving credit facility.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 and June 11, 2019 to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% and 5.625% as of September 30, 2019 and December 31, 2018, respectively.
In May 2019, the Company drew down $39.6 million for capital to acquire Alpha Care. On September 11, 2019 in connection with the closing of the APC transaction (see Note 1) the outstanding amount was fully repaid.
No amounts were outstanding under the APC Business Loan Agreement as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, availability under this line of credit was $0.0 million and $9.7 million, respectively.
Standby Letters of Credit

On March 3, 2017, APAACO established an irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.7 million for the benefit of CMS. The letter of credit expired on December 31, 2018 and was automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. As of September 30, 2019, CMS has released the Company from this obligation.
On October 2, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2019 and is automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. This standby letter of credit was subsequently amended on August 14, 2019 to increase amount from $6.6 million to $14.8 million and extended expiration date on December 31, 2020 with all other terms and conditions remain unchanged. In connection with the closing of the Credit Facility, this letter of credit was terminated and reissued under the Credit Agreement.
APC established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $0.3 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.
Alpha Care established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $3.8 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

10.	Mezzanine and Stockholders’ Equity
Mezzanine
Pursuant to the shareholder agreements that APC has entered into with its shareholders, in the event of certain disqualifying events specified in the agreements (e.g., the shareholder's death, disability or retirement from the practice of medicine or breach of physician or other agreements with APC), APC has the option to purchase the shares of APC capital stock held by such shareholder for a purchase price specified therein. As APC's shares of capital stock are redeemable upon the occurrence of events that are not solely within APC's control, such APC shares are classified as mezzanine or temporary equity rather than as permanent equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the condensed consolidated financial statements. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of September 30, 2019 and December 31, 2018.
On December 18, 2018, the Company entered into a settlement agreement and mutual release with former APCN-ACO, Inc. shareholders to repurchase all the equity interests in APC previously held by these shareholders. APC paid approximately $1.7 million to repurchase 1,662,571 shares of common stock.
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
See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2019	647,240	$5.62	4.13	$9.2
Options granted	123,378	17.80	—	—
Options exercised	(203,524)	5.77	—	2.4
Options forfeited	—	—	—	—

Options outstanding at September 30, 2019	567,094	$8.22	3.60	$5.4

Options exercisable at September 30, 2019	466,216	$5.07	2.74	$5.3
During the nine months ended September 30, 2019 and 2018, stock options were exercised for 203,524 and 366,454 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $1.2 million and $1.5 million, respectively. The exercise price range from $1.50 to $10.00 per share for the exercises during the nine months ended September 30, 2019 and ranged from $0.01 to $10.00 per share for the exercises during the nine months ended September 30, 2018.
During the nine months ended September 30, 2018 stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 60,536 shares of the Company’s common stock, which resulted in the Company issuing 47,576 net shares.
During the nine months ended September 30, 2019, the Company granted 45,000 and 78,378 five year stock options to certain ApolloMed board members and executives, with exercise price of $18.11 and $17.62, respectively, which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

September 30, 2019	Board Members	Executives
Expected Term	3.0 years	4.0 years
Expected volatility	100.27%	91.04%
Risk-free interest rate	2.51%	1.55%
Market value of common stock	$18.11	$17.62
Annual dividend yield	—%	—%
Forfeiture rate	0%	0%
During the three and nine months ended September 30, 2019, the Company recorded approximately $0.1 million and $0.4 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which is included in General and administrative expenses in the accompanying condensed consolidated statement of income, respectively.

Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2019	853,800	$0.167	0.75	$0.5
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired/forfeited	—	—	—	—

Options outstanding and exercisable at September 30, 2019	853,800	$0.167	0.00	$0.5
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of September 30, 2019.
Share-based compensation expense related to option awards granted to primary care physicians to purchase shares of APC’s common stock, are recognized over their respective vesting periods, and consisted of the following:

	Three Months Ended September 30,
	2019	2018
Share-based compensation expense:

General and administrative	$202,382	$202,382

	$202,382	$202,382

	Nine Months Ended September 30,
	2019	2018
Share-based compensation expense:

General and administrative	$607,146	$607,146

	$607,146	$607,146
Restricted Stock Awards

During the three and nine months ended September 30, 2019, the Company granted restricted stock awards totaling 117,766 shares to certain executives which are earned based on service conditions. The grant date fair value is that day's closing market price of the Company's common stock. The grant date fair value of the restricted stock was $2.1 million to be recognized on a straight-line basis over the awards' vesting period of three years.
Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2019	3,331,995	$9.93	2.97	$33.1
Warrants granted	—	—	—	—
Warrants exercised	(133,221)	9.21	—	1.4
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at September 30, 2019	3,198,774	$9.96	2.26	$24.5

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$9.00	971,165	1.04	971,165	$9.00
10.00	1,399,667	2.55	1,399,667	10.00
11.00	827,942	3.19	827,942	11.00

$ 9.00 –11.00	3,198,774	2.26	3,198,774	$9.96
During the nine months ended September 30, 2019 and 2018, common stock warrants were exercised for 133,221 and 268,663 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $1.2 million and $2.1 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the nine months ended September 30, 2019 and $4.00 to $11.00 during the nine months ended September 30, 2018.
Treasury Stock
APC owned 16,790,576 and 1,682,110 shares of ApolloMed’s common stock as of September 30, 2019 and December 31, 2018, which are legally issued and outstanding but excluded from shares of common stock outstanding in the condensed consolidated financial statements, as such shares are treated as treasury shares for accounting purposes. Pursuant to the closing of the APC transaction (see Note 1) and issuance of the Holdback Shares (see Note 14), 15,015,015 of shares purchased and 93,451 shares issued to APC, respectively, are treated as treasury shares. The remaining treasury shares of 168,493 were repurchased from the former APCN-ACO, Inc. shareholders in 2018.
Dividends
During the nine months ended September 30, 2019 and 2018, APC paid dividends of $59.7 million and $2.0 million, respectively.
During the nine months ended September 30, 2019, CDSC paid dividends of $1.2 million.

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
As risk-bearing organizations, APC, Alpha Care and Accountable Health Care are required to comply with California DMHC regulations, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount equal to 2% of the Company's benchmark Medicare Part A and Part B expenditures. The Company has established an irrevocable standby letter of credit with Preferred Bank of $14.8 million for the 2018 and 2019 performance years (see Note 9).
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
Alpha Care established irrevocable standby letters of credit with a financial institution for a total of $3.8 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated. (see Note 9).
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
During the three and nine months ended September 30, 2019 and 2018, NMM earned approximately $4.4 million and $6.1 million, respectively, and $12.9 million and $16.0 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).
During the three and nine months ended September 30, 2019 and 2018, APC paid approximately $0.7 million, respectively, and $2.1 million and $1.9 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three and nine months ended September 30, 2019 and 2018, APC paid approximately $2.0 million and $1.7 million, respectively, and $5.8 million and $5.5 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three and nine months ended September 30, 2019 and 2018, APC paid approximately $0.1 million, respectively, and $0.2 million, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three and nine months ended September 30, 2019 and 2018, APC paid an aggregate of approximately $6.7 million and $7.3 million, respectively, and $23.1 million and $29.2 million, respectively, to shareholders of APC for provider services, which include approximately $1.8 million and $2.4 million, respectively, and $6.9 million and $9.8 million, respectively, to shareholders who are also officers of APC.
During the three and nine months ended September 30, 2019 and 2018, NMM paid approximately $0.3 million, respectively and $0.8 million, respectively, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.
During the three and nine months ended September 30, 2018, APC paid $0.1 million and $0.2 million, respectively, to Tag-2 Medical Investment Group, LLC (“Tag-2”) for an office lease. Tag-2 shares common ownership with certain board members of APC.

During the three and nine months ended September 30, 2019 and 2018, the Company paid approximately $0.1 million and $0.2 million, respectively, and $0.3 million, respectively, to Critical Quality Management Corp (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
During the three and nine months ended September 30, 2019 and 2018, SCHC paid approximately $0.1 million, respectively, and $0.3 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
During the three and nine months ended September 30, 2019, NMM paid approximately $0.3 million, respectively, to AchievaMed, Inc., for an office lease. NMM has an investment in AchievaMed (see Note 5).
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income earned related to AHMC, HSMSO and Aurion Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
AHMC – Risk pool and Capitation	$11,215,000	$35,771,000	$39,165,000	$69,169,000
HSMSO – Management fees, net	(160,000)	(1,311,000)	(1,075,000)	(2,786,000)
Aurion – Management fees	(76,000)	(78,000)	(232,000)	(242,000)

Net total	$10,979,000	$34,382,000	$37,858,000	$66,141,000
The Company and AHMC has a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and nine months ended September 30, 2019 and 2018, the Company has recognized risk pool revenue under this agreement of $11.0 million and $45.2 million respectively and $31.9 million and $71.8 million, respectively, for which $34.0 million and $44.2 million remain outstanding as of September 30, 2019 and December 31, 2018, respectively.
In addition, affiliates wholly-owned by the Company’s officers, including our Co-CEO, Dr. Lam, are reported in the accompanying condensed consolidated statement of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.
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
As of September 30, 2019 due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain.
The Company’s effective tax rate for the three and nine months ended September 30, 2019 differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, nondeductible permanent items, and change in valuation allowance.

As of September 30, 2019, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months, with 50% issued on the first anniversary of the merger and the remaining 50% issued on the second anniversary, after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. These Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of September 30, 2019 and December 31, 2018 APC held 16,790,576 and 1,682,110 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
Below is a summary of the earnings per share computations:

Three Months Ended September 30,	2019	2018
Earnings per share – basic	$0.11	$0.28
Earnings per share – diluted	$0.10	$0.24
Weighted average shares of common stock outstanding – basic	34,643,754	32,917,007
Weighted average shares of common stock outstanding – diluted	37,792,266	38,387,700

Nine Months Ended September 30,	2019	2018
Earnings per share – basic	$0.21	$0.43
Earnings per share – diluted	$0.20	$0.37
Weighted average shares of common stock outstanding – basic	34,555,124	32,672,793
Weighted average shares of common stock outstanding – diluted	37,816,698	38,010,838
Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended September 30,	2019	2018
Weighted average shares of common stock outstanding – basic	34,643,754	32,917,007
10% shares held back pursuant to indemnification clause	1,511,332	3,039,609
Stock options	299,536	648,724
Warrants	1,337,644	1,782,360
Weighted average shares of common stock outstanding – diluted	37,792,266	38,387,700

Nine Months Ended September 30,	2019	2018
Weighted average shares of common stock outstanding – basic	34,555,124	32,672,793
10% shares held back pursuant to indemnification clause	1,511,332	3,039,609
Stock options	307,665	633,131
Warrants	1,442,577	1,665,305
Weighted average shares of common stock outstanding – diluted	37,816,698	38,010,838

15.	Variable Interest Entities (VIEs)
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
The following table includes assets that can only be used to settle the liabilities of APC, including Alpha Care and Accountable Health Care, and the creditors of APC, including Alpha Care and Accountable Health Care, have no recourse to the Company, nor do creditors of the Company have recourse against the assets of APC, including Alpha Care and Accountable Health Care. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliates, which are eliminated upon consolidation with NMM, are included in the accompanying condensed consolidated balance sheets.

	September 30, 2019	December 31, 2018
Assets

Current assets
Cash and cash equivalents	$201,806,867	$71,726,342
Restricted cash	20,150	—
Investment in marketable securities	1,087,197	1,066,103
Receivables, net	17,992,524	3,904,586
Receivables, net – related party	36,046,032	45,258,916
Prepaid expenses and other current assets	5,557,928	3,647,654
Loan receivable - related party, short term	6,425,000	—
Total current assets	268,935,698	125,603,601

Noncurrent assets
Land, property and equipment, net	9,698,849	9,602,228
Intangible assets, net	91,539,651	58,984,420
Goodwill	107,551,295	56,213,450
Loans receivable – related parties	12,500,000	12,500,000
Investment in a privately held entity that does not report net asset value per share	4,725,000	4,725,000
Investments in other entities – equity method	35,840,977	26,707,404
Restricted cash	746,104	745,470
Right-of-use assets	3,758,391	—
Other assets	1,058,601	839,085

Total noncurrent assets	267,418,868	170,317,057

Total assets	$536,354,566	$295,920,658

Current liabilities
Accounts payable and accrued expenses	$8,811,988	$6,378,751
Fiduciary accounts payable	1,734,142	1,538,598
Medical liabilities	48,759,183	24,983,110
Income taxes payable	1,393,492	11,621,861
Amount due to affiliate	26,859,007	11,505,680
Bank loan	—	40,257
Dividends payable	271,279	—
Lease liabilities	837,984	—
Capital lease obligations	101,741	101,741

Total current liabilities	88,768,816	56,169,998

Noncurrent liabilities
Lines of credit	—	—
Deferred tax liability	23,765,062	15,693,159
Liability for unissued equity shares	1,185,025	1,185,025
Lease liabilities	2,861,560	—
Capital lease obligations	441,241	517,261

Total noncurrent liabilities	28,252,888	17,395,445

Total liabilities	$117,021,704	$73,565,443
The assets of the Company’s other consolidated VIEs were not considered significant.

16.	Leases
The Company has operating and finance leases for corporate offices, doctors’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of September 30, 2019 and December 31, 2018, assets recorded under finance leases were $0.5 million and $0.6 million, respectively, and accumulated depreciation associated with finance leases was $0.2 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$1,488,706	$3,831,665

Finance lease cost
Amortization of lease expense	$25,530	76,019
Interest on lease liabilities	4,200	13,170

Sublease income	$(102,849)	$(308,929)

Total finance lease cost, net	$1,415,587	$3,611,925

Other information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,676,800	$3,949,665
Operating cash flows from finance leases	4,200	13,170
Financing cash flows from finance leases	25,530	76,019

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	15,417,482
Finance leases	—	—

		Nine Months Ended September 30, 2019
Weighted Average Remaining Lease Term

Operating leases		6.80 years
Finance leases		4.92 years

Weighted Average Discount Rate

Operating leases		6.12%
Finance leases		3.00%
Future minimum lease payments under non-cancellable leases as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$956,587	$29,730
2020	3,375,924	118,920
2021	2,281,608	118,920
2022	1,979,546	118,920
2023	1,723,977	118,920
Thereafter	6,368,798	79,278

Total future minimum lease payments	16,686,440	584,688
Less: imputed interest	3,180,066	41,706
Total lease liabilities	13,506,374	542,982
Less: current portion	2,836,010	101,741
Long-term lease liabilities	$10,670,364	$441,241

December 31, 2018	Operating Leases	Finance Leases
2019	$2,848,000	$119,000
2020	2,267,000	119,000
2021	783,000	119,000
2022	487,000	119,000
2023	489,000	119,000
Thereafter	243,000	79,000

Total future minimum lease payments	$7,117,000	$674,000
As of September 30, 2019, the Company does not have additional operating and finance leases that have not yet commenced.

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
The following management’s discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed under “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Through our next generation accountable care organization (“NGACO”) model and a network of independent practice associations (“IPAs”) with more than 6,000 contracted physicians, which physician groups have agreements with various health plans, hospitals and other HMOs, we are currently responsible for coordinating the care for over 1,000,000 patients in California. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that the Company intends to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend on or refer to future events or conditions, or that include words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions are forward-looking statements. These forward-looking statements include, but are not limited to statements regarding: our liquidity, including cash flows from operations and as payments under the $545.0 million loan we made to AP-AMH Medical Corporation; accounting treatment; net income; and future contractual obligations; and our outlook regarding our NGACO, and our strategic transactions. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Recent Developments
The following describes certain recent developments that are important to understanding our overall results of operations and financial condition.
Acquisitions
On August 30, 2019, Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California (“APC”) and APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) have acquired all of the outstanding shares of capital stock in Accountable Health Care IPA, a Professional Medical Corporation ("Accountable Health Care"). In connection with the settlement of a dispute with Dr. Jayatilaka and Accountable Health Care, APC-LSMA acquired all shares of Accountable Health Care's capital stock held by Dr. Jayatilaka (comprising 75% of the outstanding shares of Accountable Health Care capital stock) in exchange for a cash payment of $7.3 million and assumption of all assets and liabilities of Accountable Health Care. APC previously owned the remaining 25% of the outstanding shares of Accountable Health Care capital stock.
On September 10, 2019, APC and APC-LSMA purchased all of the shares of all shareholders of AMG, a professional medical corporation ("AMG") for $1.7 million. AMG is a network of family practice clinics operating out of three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and Commercial patients through its networks of doctors and nurse practitioners.
Closing of the APC Business Transactions

On September 11, 2019, the Company, AP-AMH, APC and NMM concurrently closed the series of inter-connected transactions (the “APC Transactions”) as agreed upon on May 10, 2019. The closing included the following events:

1.
The Company loaned AP-AMH $545.0 million pursuant to a ten-year secured loan agreement. The loan will bear interest at a rate of 10% per annum simple interest, is not prepayable (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first priority security interest in all of AP-AMH's assets, including the shares of APC Series A Preferred Stock to be purchased by AP-AMH. To the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.

2.
AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for total aggregate consideration of $545.0 million in a private placement. Under the terms of the APC Certificate of Determination of Preferences of Series A Preferred Stock (the "Certificate of Determination"), AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (i) APC's net income from Healthcare Services (as defined in the Certificate of Determination), plus (ii) any dividends received by APC from certain of APC's affiliated entities, less (iii) any Retained Amounts (as defined in the Certificate of Determination).

3.
APC purchased 15,015,015 shares of the Company's common stock for total consideration of $300.0 million in private placement. In connection therewith, the Company granted APC certain registration rights with respect to the Company's common stock that APC purchased, and APC agreed that APC votes in excess of 9.99% of the Company's then outstanding shares will be voted by proxy given to the Company's management, and that those proxy holders will cast the excess votes in the same proportion as all other votes cast on any specific proposal coming before the Company's stockholders

4.
The Company licensed to AP-AMH the right to use certain tradenames for certain specified purposes for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.

5.
Through its subsidiary, NMM, the Company has agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee also is payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.

Other
On September 29, 2019, the Company's Board of Directors appointed Matthew Mazdyasni as a board member and appointed Brandon Sim as the Company's interim Chief Technology Officer.

On September 30, 2019, the Company appointed Kenneth Sim, M.D. to serve as Co-Chief Executive Officer and Thomas Lam, M.D., M.P.H. to serve as President of the Company. Dr. Sim will continue to serve as the Company's Executive Chairman and Dr. Lam will continue to serve as its Co-Chief Executive Officer.

On October 2, 2019, the Company entered into a new MSA, effective January 1, 2020, to provide select management services, via a subcontract agreement, to an IPA. The IPA currently serves approximately 145,000 members in three main markets within Southern California; South Los Angeles, San Fernando Valley, and Antelope Valley. The majority of the members are enrolled in Medi-Cal, with members also enrolled in Medicare Advantage and Commercial health plans, and are supported by a network of hundreds of primary care physicians and nearly a thousand specialists.
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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	For the Three Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Revenue
Capitation, net	$130,807,706	$90,612,720	$40,194,986	44%
Risk pool settlements and incentives	11,355,069	57,788,932	(46,433,863)	(80)%
Management fee income	8,517,586	12,851,178	(4,333,592)	(34)%
Fee-for-services, net	4,099,660	4,723,809	(624,149)	(13)%
Other income	1,280,203	752,642	527,561	70%
Total revenue	156,060,224	166,729,281	(10,669,057)	(6)%
Operating expenses
Cost of services	131,129,813	96,268,804	34,861,009	36%
General and administrative expenses	7,949,814	9,040,336	(1,090,522)	(12)%
Depreciation and amortization	4,920,429	4,843,037	77,392	2%
Impairment of intangibles	1,994,000	—	1,994,000	—%
Total expenses	145,994,056	110,152,177	35,841,879	33%
Income from operations	10,066,168	56,577,104	(46,510,936)	(82)%
Other income (expense)
Income (loss) from equity method investments	2,053,730	(4,215,056)	6,268,786	(149)%
Interest expense	(827,905)	(178,318)	(649,587)	364%
Interest income	508,856	418,449	90,407	22%
Other income	2,620,485	609,203	2,011,282	330%
Total other income (expense), net	4,355,166	(3,365,722)	7,720,888	(229)%
Income before provision for income taxes	14,421,334	53,211,382	(38,790,048)	(73)%
Provision for income taxes	3,682,472	14,585,942	(10,903,470)	(75)%
Net income	$10,738,862	$38,625,440	$(27,886,578)	(72)%

Net income attributable to noncontrolling interests	7,034,688	29,519,043	(22,484,355)	(76)%
Net income attributable to Apollo Medical Holdings, Inc.	$3,704,174	$9,106,397	$(5,402,223)	(59)%

	For the Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Revenue
Capitation, net	$305,548,176	$266,834,186	$38,713,990	15%
Risk pool settlements and incentives	32,639,960	89,641,885	(57,001,925)	(64)%
Management fee income	27,866,805	37,297,358	(9,430,553)	(25)%
Fee-for-services, net	12,058,762	15,524,149	(3,465,387)	(22)%
Other income	3,753,258	4,021,480	(268,222)	(7)%
Total revenue	381,866,961	413,319,058	(31,452,097)	(8)%
Operating expenses
Cost of services	315,925,388	280,589,061	35,336,327	13%
General and administrative expenses	30,031,329	31,481,810	(1,450,481)	(5)%
Depreciation and amortization	13,792,581	14,819,627	(1,027,046)	(7)%
Provision for bad debt	(1,363,415)	—	(1,363,415)	—%
Impairment of intangibles	1,994,000	—	1,994,000	—%
Total expenses	360,379,883	326,890,498	33,489,385	10%
Income from operations	21,487,078	86,428,560	(64,941,482)	(75)%
Other income (expense)
Income (loss) from equity method investments	1,161,791	(2,573,219)	3,735,010	(145)%
Interest expense	(1,349,933)	(374,002)	(975,931)	261%
Interest income	1,305,528	1,180,990	124,538	11%
Other income	2,831,830	884,948	1,946,882	220%
Total other income (expense), net	3,949,216	(881,283)	4,830,499	(548)%
Income before provision for income taxes	25,436,294	85,547,277	(60,110,983)	(70)%
Provision for income taxes	6,483,630	23,338,589	(16,854,959)	(72)%
Net income	$18,952,664	$62,208,688	$(43,256,024)	(70)%

Net income attributable to noncontrolling interests	11,563,610	48,277,734	(36,714,124)	(76)%
Net income attributable to Apollo Medical Holdings, Inc.	$7,389,054	$13,930,954	$(6,541,900)	(47)%

Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended September 30, 2019 was $3.7 million, as compared to net income of $9.1 million for the same period in 2018, a decrease of $5.4 million or 59%. The decrease in net income attributable to Apollo Medical Holdings, Inc. was primarily attributable to the decrease to revenue as discussed in the section below.
Our net income attributable to Apollo Medical Holdings, Inc. for the nine months ended September 30, 2019 was $7.4 million, as compared to net income of $13.9 million for the same period in 2018, a decrease of $6.5 million or 47%. The decrease in net income attributable to Apollo Medical Holdings, Inc. was primarily attributable to the decrease to revenue as discussed in the section below.
Physician Groups and Patients
As of September 30, 2019 and 2018, the total number of affiliated physician groups managed by us was 12 and 12 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1,000,000 and 1,039,859, respectively. The decrease was due to the closure of an affiliated physician group on January 31, 2019 as their primary health plan cancelled their contract.
Revenue

Our revenue for the three months ended September 30, 2019 was $156.1 million, as compared to $166.7 million for the three months ended September 30, 2018, a decrease of $10.6 million, or 6%. The decrease in revenue was primarily attributable to the following;
(i) Capitation revenues increased by approximately $40.2 million primarily due to the acquisition of Alpha Care as of May 31, 2019 and Accountable Health Care as of August 30, 2019 which contributed revenues of approximately $34.5 million and $4.6 million, respectively, for the three months ended September 30, 2019.
(ii) Risk pool revenue decreased by $46.4 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses in which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $4.3 million mainly due to the acquisition of Accountable Health Care and a decrease in the number of patients served by some of our affiliated physician groups, including an affiliated physician group that ceased operations on January 31, 2019 as their primary health plan canceled their contract.
(iv) Fee-for-service revenue decreased by $0.6 million due to strategic decisions in 2018 to wind down several medical groups affiliated with Apollo Medical Holdings, Inc. prior to the Merger. The operations of these medical groups, BAHA, AKM, and MMG, were not consistent with the Company’s future business plans.
(v) Other income increased by $0.5 million as a result of changes in the accrual of revenue related to maternity supplemental payments.
Our revenue for the nine months ended September 30, 2019 was $381.9 million, as compared to $413.3 million for the nine months ended September 30, 2018, a decrease of $31.4 million, or 8%. The decrease in revenue was primarily attributable to the following:
(i) Capitation revenues increased by approximately $38.7 million primarily due to the acquisitions of Alpha Care and Accountable Health Care which were acquired as of May 31, 2019 and August 30, 2019, respectively, and contributed approximately $45.9 million and $4.6 million of revenue, respectively, for the nine month period ended September 30, 2019. This increase was offset by the delayed commencement by the Centers for Medicare & Medicaid Services ("CMS") of APAACO's 2019 Next Generation ACO performance year to April 1, 2019 which resulted in decreased revenue of approximately $11.8 million.
(ii) Risk pool revenue decreased by $57.0 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses in which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $9.4 million mainly due to the acquisition of Accountable Health Care and a decrease in the number of patients served by some of our affiliated physician groups, including an affiliated physician group that ceased operations on January 31, 2019 as their primary health plan canceled their contract.
(iv) Fee-for-service revenue decreased by $3.4 million due to strategic decisions in 2018 to wind down several medical groups affiliated with Apollo Medical Holdings, Inc. prior to the Merger. The operations of these medical groups, BAHA, AKM, and MMG, were not consistent with the Company’s future business plans.
(v) Other income decreased by $0.3 million as a result of changes in the accrual of revenue related to maternity supplemental payments.
Cost of Services
Expenses related to cost of services for the three months ended September 30, 2019 were $131.1 million, as compared to $96.3 million for the same period in 2018, an increase of $34.8 million, or 36%. The overall increase was due to a $37.6 million increase in medical claims, capitation and other health services expenses, primarily driven by the Alpha Care and Accountable Health Care acquisitions, and $1.9 million increase in management fee expense paid to the prior MSO related to Alpha Care's transition, offset with a decrease in provider bonus payment of $4.7 million.

Expenses related to cost of services for the nine months ended September 30, 2019 were $315.9 million, as compared to $280.6 million for the same period in 2018, an increase of $35.3 million, or 13%. The overall increase was due to a $34.9 million increase in medical claims, capitation and other health services expenses, primarily driven by the Alpha Care and Accountable Health Care acquisitions, a $2.8 million increase in management fee expense related to Alpha Care's transition, and an increase of $1.7 million in personnel costs to support the continued growth in depth and breadth of our operations. These increases were offset with a decrease in provider bonus payment of $4.1 million.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2019 were $7.9 million, as compared to $9.0 million for the same period in 2018, a decrease of $1.1 million, or 12%. The overall decrease is primarily due to a reduction in professional services costs of $2.0 million specific only to three months ended September 30, 2019. Net of this reduction, general and administrative expenses increased by $0.9 million from the continued growth in depth and breadth of our operations.
General and administrative expenses for the nine months ended September 30, 2019 were $30.0 million, as compared to $31.5 million for the same period in 2018, a decrease of $1.5 million, or 5%. The overall decrease is primarily due to a reduction in professional services costs of $2.0 million specific only to three months ended September 30, 2019. Net of this reduction, general and administrative expenses increased by $0.5 million from the continued growth in depth and breadth of our operations.
Depreciation and Amortization
Depreciation and amortization expense for the three and nine months ended September 30, 2019 were $4.9 million and $13.8 million, respectively, as compared to $4.8 million and $14.8 million, respectively, for the same period in 2018. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Provision for Doubtful Accounts
For the nine months ended September 30, 2019, we released reserves related to certain management fees in the amount of $3.8 million as collectability of the outstanding amount is no longer in doubt. These reserves were related to Accountable Health Care and no longer necessary as a result of our acquisition. As such our provision for doubtful accounts was a negative $1.4 million for the nine months ended September 30, 2019, respectively.
Impairment of Intangibles
For the three and nine months ended September 30, 2019, we impaired intangible assets totaling $2.0 million related to Medicare licenses obtained as part of the Merger. We will no longer utilize the licenses and as such will not receive future economic benefits.
Income (Loss) from Equity Method Investments
Income from equity method investments for the three months ended September 30, 2019 was $2.1 million, as compared to loss from equity method investments of $4.2 million for the same period in 2018, an increase of $6.3 million, or 149%. The increase was primarily due to a $1.8 million gain recognized in our investment of Accountable Health Care and equity earnings from our investments in UCI, DMG, and PMIOC of $0.9 million, offset with equity losses in our investments in LMA's IPA line of business, MWN, and 531 College LLC, of $0.6 million for the three months ended September 30, 2019 as compared to equity losses from our investment in UCI of $4.6 million offset with equity earnings from our investments LMA's IPA line of business, DMG, PASC, and PMIOC of $0.4 million in the same period in 2018.
Income from equity method investments for the nine months ended September 30, 2019 was $1.2 million, as compared to loss from equity method investments of $2.6 million for the same period in 2018, an increase of $3.8 million, or 145%. The increase was primarily due to equity earnings from our investments in UCI, DMG, and PMIOC of $7.0 million offset by equity losses in our investments of Accountable Health Care, LMA's IPA line of business, MWN, and 531 College LLC, of $5.5 million in the nine months ended September 30, 2019. In addition to the recognition of an impairment loss of $0.3 million related to our investment in PASC as we do not expect to recover our investment. This is compared to equity losses in our investments of UCI and LMA's IPA line of business of $3.7 million offset by equity earnings from our investments in DMG, PASC, and PMIOC of $1.1 million in the same period in 2018.
Interest Expense

Interest expense for the three months ended September 30, 2019 was $0.8 million, as compared to $0.2 million for the same period in 2018, an increase of $0.6 million, or 364%. The increase was primarily due to new credit facility secured in September 2019 to fund growth, primarily through acquisitions.
Interest expense for nine months ended September 30, 2019 was $1.3 million, as compared to $0.4 million for the same period in 2018, an increase of $0.9 million, or 261%. The increase was primarily due to increased borrowings on our line of credits and the new credit facility secured in September 2019 to fund growth, primarily through acquisitions.
Interest Income
Interest income for the three and nine months ended September 30, 2019 was $0.5 million and $1.3 million, respectively, as compared to $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2018. Interest income reflects interest earned on cash held in money market accounts and the interest from notes receivable.
Other Income
Other income for the three and nine months ended September 30, 2019 was $2.6 million and $2.8 million, respectively, as compared to $0.6 million and $0.9 million, respectively for the same periods in 2018. Increase in other income is primarily driven by the assumption of a loan receivable as a result of the Accountable Health Care acquisition.
Income Tax (Benefit) Provision
Income tax expense was $3.7 million for the three months ended September 30, 2019, as compared to $14.6 million for the same period in 2018. The decrease in tax expense was due to decreased income in the three months ended September 30, 2019 period as compared to the same period in 2018, as described above.
Income tax expense was $6.5 million for the nine months ended September 30, 2019, as compared to $23.3 million for the same period in 2018. The decrease in tax expense was due to lower earnings in the nine months ended September 30, 2019 period as compared to the same period in 2018, as described above.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $7.0 million for the three months ended September 30, 2019 compared to $29.5 million for the same period in 2018, a decrease of $22.5 million, or 76%. The decrease was primarily due to a decrease in risk pool revenue generated from APC mainly attributable to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools and the close of the series of transaction resulting in guaranteed dividends being allocated to ApolloMed and reducing noncontrolling interest by $1.6 million.
Net income attributable to noncontrolling interests was $11.6 million for the nine months ended September 30, 2019, compared to $48.3 million for the same period in 2018, a decrease of $36.7 million, or 76%. This decrease was primarily due to a decrease in risk pool revenue generated from APC mainly attributable to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools and the close of the series of transaction resulting in guaranteed dividends being allocated to ApolloMed and reducing noncontrolling interest by $1.6 million.
Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at September 30, 2019 totaled $231.5 million. Working capital totaled $216.2 million at September 30, 2019, compared to $100.8 million at December 31, 2018, an increase of $115.4 million, or 114.5%.
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
Our cash, cash equivalents and restricted cash increased by $123.5 million from $107.6 million at December 31, 2018 to $231.1 million at September 30, 2019. Cash provided by operating activities during the nine months ended September 30, 2019 was $10.1 million. The cash provided by operations during the nine months ended September 30, 2019 is a function of net income of $19.0 million, adjusted for the following non-cash operating items: depreciation and amortization of $13.8 million, impairment of intangible assets of $2.0 million, and share-based compensation of $1.0 million, offset by earnings from equity method investments of approximately $1.1 million, release of provision for doubtful accounts of $1.4 million, gain related to assumption of loan receivables of $2.3 million and a change in deferred tax liability of $0.2 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $20.7 million.
Cash used in investing activities during the nine months ended September 30, 2019 was $60.4 million, due primarily to the acquisitions of several businesses, net of cash, totaling $49.4 million, a loan advance of $7.4 million, funding for an equity method investment of $3.0 million, and capital expenditures (mainly purchases of property and equipment) of $0.8 million, offset with dividends received of $0.2 million during the nine months ended September 30, 2019.
Cash provided by financing activities during the nine months ended September 30, 2019 was $173.7 million primarily due to net borrowings of $237.0 million and proceeds from exercise of stock options and warrants of $3.1 million offset by dividend payments of $60.7 million and costs of debt and equity issuance costs of $5.7 million during the nine months ended September 30, 2019.
Credit Facilities
Credit Facility
On September 11, 2019, the Company entered into a secured credit agreement (the “Credit Agreement”) with SunTrust Bank, in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
The Credit Agreement provides for a five-year revolving credit facility to the Company of $100.0 million ("Revolver Loan"), which includes a letter of credit subfacility of up to $25.0 million. The Credit Agreement also provides for a term loan of $190.0 million, ("Term Loan A"). The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on December 31, 2019. The principal payment for each of the first eight fiscal quarters is $2.4 million, for the following eight fiscal quarters is $3.6 million and for the following three fiscal quarters is $4.8 million. The remaining principal payment on the term loan is due on September 11, 2024.
The proceeds of the term loan and up to $60.0 million of the revolving credit facility may be used to (i) finance a portion of the $545.0 million loan made by the Company to AP-AMH Medical Corporation, a California professional medical corporation (“AP-AMH”), concurrently with the closing of the Credit Agreement (the “AP-AMH Loan”) as described in the May 13, 2019 Current Report and the August 29, 2019 Current Report, (ii) refinance certain indebtedness of the Company and its subsidiaries and, indirectly, Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation (“APC”), (iii) pay transaction costs and expenses arising in connection with the Credit Agreement, the AP-AMH Loan and certain other related transactions and (iv) provide for working capital, capital expenditures and other general corporate purposes. The remainder of the revolving credit facility will be used to finance future acquisitions and investments and to provide for working capital needs, capital expenditures and other general corporate purposes.
The Company is required to pay an annual facility fee of 0.20% to 0.35% on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and SunTrust Robinson Humphrey, Inc., the lead arranger of the Credit Agreement.
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of from 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
The Credit Agreement requires the Company and its subsidiaries to comply with various affirmative covenants, including, without limitation, furnishing updated financial and other information, preserving existence and entitlements, maintaining properties and insurance, complying with laws, maintaining books and records, requiring any new domestic subsidiary meeting a materiality threshold specified in the Credit Agreement to become a guarantor thereunder and paying obligations. The Credit Agreement requires the Company and its subsidiaries to comply with, and to use commercially reasonable efforts to the extent permitted by law to cause certain material associated practices of the Company, including APC, to comply with, restrictions on liens, indebtedness and investments (including restrictions on acquisitions by the Company), subject to specified exceptions. The Credit Agreement also contains various other negative covenants binding the Company and its subsidiaries, including, without limitation, restrictions on fundamental changes, dividends and distributions, sales and leasebacks, transactions with affiliates, burdensome agreements, use of proceeds, maintenance of business, amendments of organizational documents, accounting changes and prepayments and modifications of subordinated debt.
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2019, the Company was in compliance with the covenants relating to its credit facility.
Pursuant to the Guaranty and Security Agreement, the Company and NMM have granted the Lenders a security interest in all of their assets, including, without limitation, all stock and other equity issued by their subsidiaries (including NMM) and all rights with respect to the AP-AMH Loan. The Guaranty and Security Agreement requires the Company and NMM to comply with various affirmative and negative covenants, including, without limitation, covenants relating to maintaining perfected security interests, providing information and documentation to the Agent, complying with contractual obligations relating to the collateral, restricting the sale and issuance of securities by their respective subsidiaries and providing the Agent access to the collateral.
The Credit Agreement contains events of default, including, without limitation, failure to make a payment when due, default on various covenants in the Credit Agreement, breach of representations or warranties, cross-default on other material indebtedness, bankruptcy or insolvency, occurrence of certain judgments and certain events under the Employee Retirement Income Security Act of 1974 aggregating more than $10.0 million, invalidity of the loan documents, any lien under the Guaranty and Security Agreement ceasing to be valid and perfected, any change in control, as defined in the Credit Agreement, an event of default under the AP-AMH Loan, failure by APC to pay dividends in cash for any period of two consecutive fiscal quarters, failure by AP-AMH to pay cash interest to the Company, or if any modification is made to the Certificate of Determination or the Special Purpose Shareholder Agreement that directly or indirectly restricts, conditions, impairs, reduces or otherwise limits the payment of the Series A Preferred dividend by APC to AP-AMH. In addition, it will constitute an event of default under the Credit Agreement if APC uses all or any portion of the consideration received by APC from AP-AMH on account of AP-AMH’s purchase of Series A Preferred Stock for any purpose other than certain specific approved uses described in the following sentence, unless not less than 50.01% of all holders of common stock of APC at such time approve such use; provided that APC may use up to $50.0 million in the aggregate of such consideration for any purpose without any requirement to obtain such approval of the holders of common stock of APC. The approved uses include (i) any permitted investment, (ii) any dividend or distribution to the holders of the common stock of APC, (iii) any repurchase of common stock of APC, (iv) paying taxes relating to or arising from certain assets and transactions, or (v) funding losses, deficits or working capital support on account of certain non-healthcare assets in an amount not to exceed $125.0 million. If any event of default occurs and is continuing under the Credit Agreement, the Lenders may terminate their commitments, and may require the Company and its guarantors to repay outstanding debt and/or to provide a cash deposit as additional security for outstanding letters of credit. In addition, the Agent, on behalf of the Lenders, may pursue remedies under the Guaranty and Security Agreement, including, without limitation, transferring pledged securities of the Company’s subsidiaries in the name of the Agent and exercising all rights with respect thereto (including the right to vote and to receive dividends), collect on pledged accounts, instruments and other receivables (including the AP-AMH Loan), and all other rights provided by law or under the loan documents and the AP-AMH Loan.
In the ordinary course of business, certain of the Lenders under the Credit Agreement and their affiliates have provided to the Company and its subsidiaries and the associated practices, and may in the future provide, (i) investment banking, commercial banking (including pursuant to certain existing business loan and credit agreements being terminated in connection with entering into the Credit Agreement), cash management, foreign exchange or other financial services, and (ii) services as a bond trustee and other trust and fiduciary services, for which they have received compensation and may receive compensation in the future.

Deferred Financing Costs

The Company recorded deferred financing costs of $6.4 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs will be amortized over the life of the Credit Facility using the effective interest rate method.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three and nine months ended September 30, 2019 was 1.02% and 0.56%, respectively.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20 million with a maturity date of June 22, 2020. One of the Company’s board members is the Chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20 million to $27 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% as of September 30, 2019 and 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amounts outstanding as of June 30, 2019 of $5.0 million was fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 and July 29, 2019 to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% as of September 30, 2019 and 5.625% as of December 31, 2018. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule.
On September 11, 2019, the Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, was terminated in connection with the closing of the Credit Facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement was terminated and reissued under the Credit Agreement. These outstanding letters of credit totaled $14.8 million as of September 30, 2019 and the company has $10.2 million available under the revolving credit facility.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 and June 11, 2019 to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 5.125% and 5.625% as of September 30, 2019 and December 31, 2018, respectively.
During the nine month period ended September 30, 2019, the Company drew down $39.6 million for capital to acquire Alpha Care. On September 11, 2019 in connection with the closing of the APC transaction the outstanding amount was fully repaid.
In connection with the closing of the Credit Agreement, there were no amounts outstanding as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, availability under this line of credit was $0.0 million and $9.7 million, respectively.
Bank Loan
In December 2010, ICC obtained a loan of $4.6 million from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate”, or 5.50% per annum, as of December 31, 2018. The loan is collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matured on December 31, 2018 and final payment was made in January 2019.

Intercompany Loans
Each of AMH, MMG, BAHA, ACC, AKM and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation. The following is a summary of the intercompany loans during the nine-month period ended September 30, 2019:

			Nine Months Ended September 30, 2019
Entity	Facility	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000,000	10%	$5,601,308	$5,601,308	$770,000	$—
ACC	1,000,000	10%	1,288,643	1,283,078	5,565	—
MMG	3,000,000	10%	3,310,270	3,310,270	—	—
AKM	5,000,000	10%	—	—	—	—
SCHC	5,000,000	10%	4,508,707	4,507,214	—	—
BAHA	250,000	10%	4,065,992	4,065,992	—	—
	$24,250,000		$18,774,920	$18,767,862	$775,565	$—
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
Off Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements.
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
Based on management’s assessment of our internal control over financial reporting as of September 30, 2019, the following material weakness existed as of that date:
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
ITEM 1A. RISK FACTORS
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report except as described below. However, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Risks Related to the Proposed APC Transaction.
On September 11, 2019, ApolloMed, AP-AMH, and APC, concurrently consummated a series of interrelated transactions (collectively, the “APC Transactions”). As disclosed elsewhere in this Quarterly Report and in ApolloMed’s other reports on file with the SEC, the APC Transactions included the following agreements and transactions: (i) ApolloMed made a $545.0 million ten-year secured loan to AP-AMH Loan; (ii) AP-AMH used all of the proceeds of that loan to purchase 1,000,000 shares of Series A Preferred Stock of APC; (iii) ApolloMed obtained the funds to make the AP-AMH Loan (x) by entering into a $290.0 million senior secured credit facility (the "Credit Facility") with SunTrust Bank, in its capacity as administrative agent for various lenders, and then immediately drawing down $250.0 million in cash, and (y) by selling $300.0 million shares of ApolloMed common stock to APC, the purchase price of which was offset against $300.0 million of AP-AMH’s purchase price for its APC Preferred Stock. NMM guaranteed the obligations of ApolloMed under the Credit Facility, and both ApolloMed and NMM have granted the lenders a security interest in all of their assets, including, without limitation, in all stock and other equity issued by their subsidiaries (including the shares of NMM) and all rights with respect to the AP-AMH Loan.
The APC Transactions may expose ApolloMed, its subsidiaries and its VIEs to additional risks, including without limitation, the following: AP-AMH may never be able to repay the AP-AMH Loan; even if AP-AMH does not, or cannot repay the loan, ApolloMed will be obligated to pay principal and interest on the $290.0 million Credit Facility; in connection with the Credit Facility, the lenders were granted a first priority perfected security interest over all of the assets of ApolloMed and its subsidiaries, and such lenders have the right to foreclose on those assets if ApolloMed defaults on its obligations under the Credit Facility; a disconnect could arise between APC achieving net income, declaring and paying dividends to AP-AMH, and AP-AMH making its required payments to ApolloMed, which disconnect could materially impact ApolloMed's financial results and its ability to make its required payments under the Credit Facility; APC may be prohibited from paying, or may be unable to pay the dividends on its Series A Preferred Stock, including under the California Corporations Code; regulators could determine that the current, post-APC Transactions consolidated structure amounts to ApolloMed violating California’s corporate practice of medicine doctrine; and ApolloMed may be deemed an investment company, which could impose burdensome compliance requirements on ApolloMed and restrict its future activities.

The “Risk Factors” section of the definitive proxy statement of ApolloMed’s board of directors that ApolloMed filed with the SEC on July 31, 2019 (the “Proxy Statement”) described these and certain other risks related to the APC Transactions that could arise if the APC Transactions are consummated. Since the APC Transactions have now closed, the APC Transactions-related risk factors described in the “Risk Factors” portion of the Proxy Statement, including the risks described in the Proxy Statement under the headings listed below, are hereby incorporated herein by reference:

•	AP-AMH may never be able to repay the AP-AMH Loan.

•	Whether or not AP-AMH pays us, we will be obligated to pay principal and interest on the secured senior credit facility we are entering into in order to make the AP-AMH Loan.

•
The terms of the credit agreement we will need to secure could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions, and an event of default under such credit agreement could harm our business.

•
In connection with the credit facility, the creditor will have a first priority perfected security interest over all of our assets and those of our subsidiaries, and such creditor would be able to foreclose on our assets if we default on our obligations under the credit facility and security agreement.

•	AP-AMH will be required to fund APC losses and deficits but may not have the funds to do so.

•
There may be a timing disconnect between APC achieving net income subject to the Series A Dividend, declaring and paying dividends to AP-AMH and AP-AMH’s payments to ApolloMed, and any failure to pay or late payment of dividends could materially impact our financial results.

•	The impact of the APC Transactions may prove to be negative in future periods.

•	If there is a change in accounting principles or the interpretation thereof affecting our anticipated accounting treatment for the APC Transactions, it could impact our earnings per share.

•	The Series A Dividends payable to AP-AMH must be declared by the APC board, and that board could fail to do so.

•	APC may be prohibited from paying or unable to pay the Series A Dividends, including under the California Corporations Code, which could cause the APC Transactions structure to collapse.

•	We may have no recourse against AP-AMH if it is unable to make its payments to ApolloMed and NMM.

•	The entitlement to receive the Series A Dividend will not necessarily mean that AP-AMH will be distributing all of the net income from APC’s Healthcare Services business and assets.

•	Regulators could determine that the post-APC Transactions consolidated structure amounts to ApolloMed violating California’s corporate practice of medicine doctrine.

•	ApolloMed could be subject to the California Finance Lenders Law as a result of the AP-AMH Loan.

•	We may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2019, the Company issued an aggregate of 89,661 shares of common stock and received approximately $814,506 from the exercise of certain warrants at an exercise price of $9.00 - $10.00 per share. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.
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

10.1
First Amendment to the Stock Purchase Agreement dated August 26, 2019, by and between Allied Physicians of California, a California Professional Medical Corporation and Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.2
First Amendment to the Series A Preferred Stock Purchase Agreement dated August 26, 2019, by and between Allied Physicians of California, a California Professional Medical Corporation and AP-AMH Medical Corporation, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.3
First Amendment to the Loan Agreement dated August 26, 2019, by and between Apollo Medical Holdings, Inc. and AP-AMH Medical Corporation, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.4
Credit Agreement dated as of September 11, 2019, by and among Apollo Medical Holdings, Inc., as Borrower, the Lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.5
Guaranty and Security Agreement dated as of September 11, 2019, by and among Apollo Medical Holdings, Inc., as Borrower, and Network Medical Management, Inc., as Guarantor, in favor of SunTrust Bank, as administrative agent for the Secured Parties (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.6
Second Amendment to Series A Stock Purchase Agreement dated as of September 9, 2019, by and between Allied Physicians of California, a Professional Medical Corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.7
First Amendment to Special Purpose Shareholder Agreement, dated as of September 11, 2019, by and between Allied Physicians of California, a Professional Medical Corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.8
First Amendment to Tradename Licensing Agreement, dated as of September 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.9
First Amendment to Administrative Services Agreement, dated as of September 10, 2019, by and between Network Medical Management, Inc., a California corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.10
Security Agreement, dated as of September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.11
Certificate of Determination of Preferences of Series A Preferred Stock of Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.12
Voting and Registration Rights Agreement, dated as of September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.13
Second Amendment to Loan Agreement, dated September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.14*	Form of Amendment to Stockholder Lock-up Agreement entered into on or about September 26, 2019.

10.15††
Board of Directors Agreement, dated September 29, 2019, with Matthew Mazdyasni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2019).

31.1*	Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification by the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.3*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32**
Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

††	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 8, 2019	By:	/s/ Kenneth Sim
Kenneth Sim, M.D. Executive Chairman & Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2019	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: November 8, 2019	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer (Principal Financial Officer)