Form 10-K
period 2019-12-31
Apollo Medical Holdings, Inc.
filed 2020-03-16
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                 .
Commission file number:  001-37392
Apollo Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4472349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1668 S. Garfield Avenue, 2nd Floor, Alhambra, California 91801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:  (626) 282-0288
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	AMEH	Nasdaq Capital Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant, as of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $480.1 million (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Capital Market on June 28, 2019).
As of March 2, 2020, there were 52,804,187 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of the stockholders of the registrant are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2019.

Table of Contents
Apollo Medical Holdings, Inc.
Form 10-K
Fiscal Year Ended December 31, 2019

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

AIPBP	All-Inclusive Population-Based Payments
AMG	AMG, a Professional Medical Corporation
AMH	ApolloMed Hospitalists
AMM	Apollo Medical Management, Inc
APC	Allied Pacific of California IPA
BAHA	Bay Area Hospitalist Associates
CDSC	Concourse Diagnostic Surgery Center, LLC
CQMC	Critical Quality Management Corp
CSI	College Street Investment LP, a California limited partnership
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc. a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group Inc
MPP	Medical Property Partners
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management Inc
PASC	Pacific Ambulatory Health Care, LLC
PMIOC	Pacific Medical Imaging and Oncology Center Inc
SCHC	Southern California Heart Centers
Tag-2	Tag-2 Medical Investment Group LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and similar words are references to Apollo Medical Holdings, Inc., a Delaware corporation (“ApolloMed”), and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial performance. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, and with our prior filings with the Securities and Exchange Commission (the “SEC”).
The Centers for Medicare & Medicaid Services (“CMS”) has not reviewed any statements contained in this Report, including statements describing the participation of APA ACO, Inc. (“APAACO”) in the next generation accountable care organization (“NGACO”) model.
Trade names and trademarks of ApolloMed and its subsidiaries referred to herein and their respective logos, are our property. This Annual Report on Form 10-K may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations and intentions, any projections of earnings, revenue or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, strategies and objectives of management for future operations such as the material opportunities that we believe exist for our company; any statements concerning proposed services, developments, mergers or acquisitions; any statements regarding the outlook on our NGACO or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K and are subject to change.
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
Through our NGACO model and a network of independent practice associations (“IPAs”) with more than 7,000 contracted physicians, which physician groups have agreements with various health plans, hospitals and other HMOs, we are responsible for coordinating the care for over 980,000 patients in California, as of December 31, 2019. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) management service organizations (“MSOs”) that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.
In December 2017, we completed a business combination with NMM, a California corporation formed in 1994 (the “Merger”). As a result of the Merger, NMM became a wholly owned subsidiary of ApolloMed, following which former NMM shareholders owned more than 80% of the issued and outstanding shares of ApolloMed’s common stock, after completing the Merger. The combined company operates under the Apollo Medical Holdings name. NMM is the larger entity in terms of assets, revenues and earnings. In addition, as of the closing of the Merger, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree), whereas NMM is considered to be the accounting acquirer (and legal acquiree).
Our affiliated medical groups provide hospitalist services at multiple acute-care hospitals, long-term acute care facilities and outpatient clinics. ApolloMed and its subsidiaries, and consolidated VIEs, generate revenue by providing administrative, medical management and clinical services to affiliated IPAs and medical groups. The administrative services cover billing, collection, accounting, administrative, quality assurance, marketing, compliance and education. In addition, our NGACO, APA ACO, which served over 29,000 beneficiaries in 2019, is eligible to receive periodic advance payments from CMS for managing care for aligned beneficiaries.
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

•
APAACO, which participates in the Medicare Shared Savings Program (the “MSSP”) sponsored by CMS and focuses on providing high-quality and cost-efficient care to Medicare fee-for-service (“FFS”) patients;

•	Outpatient clinics providing specialty care, including an ambulatory surgery center and a specialty clinic that focuses on cardiac care and diagnostic testing;

•	Hospitalists, which include our employed and contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients; and

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
Organization
Subsidiaries
We operate through our subsidiaries, including:

•	NMM;

•	AMM;

•	APAACO; and

•	Apollo Care Connect.
Each of NMM and AMM operates as an MSO and is in the business of providing management services to physician practice corporations under long-term management and/or administrative services agreements (“MSAs”), pursuant to which the MSO manages certain non-medical services for the physician groups and have exclusive authority over all non-medical decision making related to ongoing business operations. The MSAs generally provide for management fees that are recognized as earned based on a percentage of revenue or cash collections generated by the physician practices.
APAACO has participated in the NGACO Model of CMS since January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model.
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
Variable Interest Entities
If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance, and (ii) we have the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. See Note 18 – “Variable Interest Entities (VIEs)” to our consolidated financial statements for information on our entities that qualify as consolidated VIEs. If we have a variable interest in a VIE but are not the primary beneficiary, we may account for our investment using the equity method of accounting (see Note 6 – “Investments in Other Entities”).
Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine laws. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting. California is a corporate practice of medicine state.
Therefore, in addition to our subsidiaries, we mainly operate by maintaining long-term MSAs with our affiliated IPAs, which are owned and operated by a network of independent primary care physicians and specialists, and which employ or contract with additional physicians to provide medical services. Under such agreements, we provide and perform non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support.
NMM has entered into MSAs with several affiliated IPAs, including Allied Physicians of California IPA d.b.a. Allied Pacific of California IPA (“APC”), Alpha Care Medical Group, Inc. (“Alpha Care”), and Accountable Health Care, IPA (“Accountable Health Care”). APC, Alpha Care, and Accountable Health Care contract with various HMOs or licensed health care service plans, each of which pays a fixed capitation payment. In return, APC, Alpha Care, and Accountable Health Care arrange for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC, Alpha Care, and Accountable Health Care assume the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC, Alpha Care, and Accountable Health Care, have been determined to be VIEs of NMM, as NMM is their primary beneficiary with the ability, through majority representation on the APC Joint Planning Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect their economic performance.
Through AMM, we manage a number of our affiliates pursuant to their long-term MSAs, including: ApolloMed Hospitalists (“AMH”), a physician group that provides hospitalist, intensivist and physician advisor services and Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing.  Each of AMH and SCHC are VIEs of AMM as it has been determined that AMM is the primary beneficiary of such entities. Concourse Diagnostic Surgery Center, LLC (“CDSC”) is an ambulatory surgery center in City of Industry, California. The facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare. CDSC is consolidated as a VIE by APC as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC. AHMC International Cancer Center (“ICC”) provides comprehensive, compassionate post-cancer-diagnosis care and a wide range of support services. ICC was determined to be a VIE of APC and is consolidated by APC as it was determined that APC is the primary beneficiary of ICC through its power and obligation to absorb losses and rights to receive benefits that could potentially be significant to ICC.
APC, Alpha Care, Accountable Health Care, AP-AMH, AMH, SCHC, CDSC and ICC are therefore consolidated in the accompanying financial statements.
Investments
We invested in several entities in the healthcare industry through APC, our VIE. Universal Care Acquisition Partners, LLC (“UCAP”), a wholly owned subsidiary of APC, holds a 48.9% ownership interest and 50% voting interest in Universal Care, Inc. (“UCI”), a private full-service health plan that contracts with CMS under Medicare Advantage. Pacific Ambulatory Surgery Center, LLC (“PASC”), in which APC had a 40% non-controlling ownership interest, was a multi-specialty outpatient surgery center that was certified to participate in the Medicare program and accredited by the Accreditation Association for Ambulatory Health Care. As of December 31, 2019, APC also holds a 32.50% ownership interest in ApolloMed.
Due to laws prohibiting a California professional corporation which has more than one shareholder (such as APC) from being a shareholder in another California professional corporation, APC cannot directly own shares in other professional corporations in which APC has invested. An exception to this prohibition, however, permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, APC-LSMA, a designated shareholder professional corporation solely owned by Dr. Thomas Lam and controlled by APC, holds controlling and non-controlling ownership interests in several medical corporations. APC-LSMA holds controlling interests in Alpha Care and Accountable Health Care and non-controlling interests in the IPA line of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), and Diagnostic Medical Group (“DMG”). The IPA line of business of LMA operates six neighborhood medical centers and serves patients across Fresno, Kings, Los Angeles, Madera, Riverside, San

Bernardino and Tulare Counties in California and is managed by NMM through an MSA. PMIOC offers comprehensive diagnostic imaging services at its facilities. DMG, operates complete outpatient imaging centers to improve the detection and treatment of heart disease.
Our Industry
Industry Overview
U.S. healthcare spending has increased steadily over the past 20 years. According to CMS, the estimated total U.S. healthcare expenditures are expected to grow by 5.5% from 2018 to 2027 and to reach $6.0 trillion by 2027. Health spending is projected to grow 0.8% faster than the U.S. gross domestic product over the 2018-2027 projection period, and as a result, the healthcare share of gross domestic product is expected to rise from 17.9% in 2017 to 19.4% by 2027. Medicare spending increased 6.4% to $750.2 billion and Medicaid spending increased by 3.0% to $597.4 billion in 2018, which accounted for 21% and 16% of total health expenditures, respectively. Private health insurance spending increased 5.8% to $1.2 trillion in 2018, accounting for 34% of total health expenditures. Growth in Medicare (7.4%) and Medicaid (5.5%) are both substantial contributors to the rate of national health expenditure growth for the projection period. Both trends reflect the impact of an aging population, but in different ways. For Medicare, projected enrollment growth is a primary driver; for Medicaid, it is an increasing projected share of aged and disabled enrollees.
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
Shift to Value-Based and Results-Oriented Models. According to the 2018 National Health Expenditure Projections prepared by CMS, healthcare spending in the U.S. is projected to have increased 4.6% on a year-over-year basis to $3.6 trillion in 2018, representing 17.7% of U.S. Gross Domestic Product (“GDP”). CMS projects healthcare spending in the U.S. to increase at an average rate of 5.5% per year for 2018-27 and to reach approximately $6.0 trillion by 2027. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. It is argued that the fee-for-service reimbursement model has played a major role in increasing the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the fee-for-service reimbursement model toward value-based, capitated payment models that are designed to incentivize value and quality at an individual patient level. The number of Americans covered by capitated payment programs continues to increase, which drives more coordinated and outcomes-based patient care.

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
Integrated Medical Systems
Integrated medical systems that are able to pool a large number of patients, such as our Company and our affiliated physician groups, are positioned to take advantage of industry trends, meet patient and government demands, and benefit from cost advantages resulting from their scale of operation and integrated approach of care delivery. In addition, integrated medical systems with years of managed care experience can leverage their expertise and sizeable medical data to identify specific treatment strategies and interventions, improve the quality of medical care and lower cost. Many integrated medical systems have also established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high quality care delivered to members and initiate improvement efforts for physicians whose performance can be enhanced.
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
NGACOs and MSSP ACOs
CMS established the NGACO Model to test whether health outcomes will improve and Medicare Parts A and B expenditures for Medicare beneficiaries will decrease if ACOs (1) accept a higher level of financial risk compared to the existing MSSP model, and (2) are permitted to select certain innovative Medicare payment arrangements and offer certain additional benefit enhancements to their assigned Medicare beneficiaries. As a result, ACOs generally assume higher levels of financial risk and reward under the NGACO Model. CMS also established the MSSP to improve the care quality and reduce costs for beneficiaries in the Medicare FFS program. MSSP promotes accountability, facilitates coordination and cooperation among care providers, and encourages investment in infrastructure and redesign of care processes.
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
Hospitalists
Hospitalists are doctors specialized in the care of patients in the hospital. Hospitalists assume the inpatient care responsibilities otherwise provided by primary care or other attending physicians and are reimbursed through the same billing procedures as other physicians. Hospitalists tend to focus exclusively on inpatient care. By practicing in the same facilities, hospitalists perform consistent functions, interact regularly with the same healthcare professionals and thus are familiar with specific and unique hospital processes, which can result in greater efficiency, less process variability and better outcomes. Through managing the treatment of a large number of patients with similar clinical needs, hospitalists generally develop practice expertise in both the diagnosis and treatment of common conditions that require hospitalization. For these reasons, hospitalists have an increasingly important role in improving care quality. According to the Society of Hospital Medicine, in the U.S., the number of hospitalists grew in the past decade from a few hundred to more than 60,000 by 2018.
Population Health Management
Population health management (“PHM”) is a central trend within healthcare delivery, which includes the aggregation of patient data across multiple health information technology resources, the analysis of that data into a single, actionable patient record, and the actions through which care providers can improve both clinical and financial outcomes. PHM seeks to improve the health outcomes, by monitoring and identifying individual patients, aggregating data, and providing a comprehensive clinical picture of each patient. Using that data, providers can track, and hopefully improve, clinical outcomes while lowering costs. A successful PHM platform requires a robust care and risk management infrastructure, a cohesive delivery system, and a well-managed partnership network.
Our Business Operations
IPAs
Each of our affiliated IPAs is comprised of a network of independent primary care physicians and specialists who collectively care for patients and contract with HMOs to provide physician services to their enrollees typically under capitated arrangements. Under the capitated model, a HMO pays the IPA a capitation payment and assigns it the responsibility for providing physician services required by patients. The IPA physicians are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. Most of the HMO agreements have an initial term of two years renewing automatically for successive one-year terms. The HMO agreements generally allow either party to terminate the HMO agreements without cause typically with a four to six months advance notice and provide for a termination for cause by the HMO at any time.
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
NGACO
On January 18, 2017, CMS announced that APAACO was approved to participate in the NGACO Model and APAACO began operations under this new model. We have devoted, and expect to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model. APAACO is now in its fourth year of participation under its Participation Agreement with CMS.
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
Among many requirements to be eligible to participate in the NGACO Model, ACOs must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. APAACO started its 2017 performance year with more than 29,000 aligned Medicare FFS beneficiaries. Its aligned beneficiaries total approximately 30,000 in 2018 and approximately 29,000 in 2019, respectively. This number may decrease if beneficiaries join a managed care plan, pass away or move out of the service area.

Under the Participation Agreement, APAACO must require its participants and preferred providers to make medically necessary covered services available to beneficiaries in accordance with applicable laws, regulations and guidance, and APAACO and its participants may not participate in any other Medicare shared savings initiatives.
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

•
Payment Mechanism #3: Population-Based Payments (“PBP”). PBP provide ACOs with a monthly payment to support ongoing ACO activities. ACO participants and preferred providers must agree to percentage payment fee reductions, which are then used to estimate a monthly PBP to be received by the ACO.

•
Payment Mechanism #4: All-Inclusive Population-Based Payments (“AIPBP”). Under this mechanism, CMS will estimate the total annual expenditures of the ACO’s aligned beneficiaries and pay that projected amount in PBPM payments. ACOs in AIPBP may have alternative compensation arrangements with their providers, including 100% FFS, discounted FFS, capitation or case rates.

APAACO opted for, and was approved by CMS effective on April 1, 2017 to participate in, the AIPBP track, which is the most advanced risk-taking payment model. When approved, APAACO was the only ACO participating in the AIPBP track, out of 44 ACOs approved for the NGACO Model in the U.S. Under the AIPBP track, CMS estimates the total annual expenditures for APAACO’s beneficiaries and then pays that projected amount to APAACO on a PBPM basis. APAACO is responsible for paying all Part A and Part B costs for in-network participating providers and preferred providers with whom it has contracted. Between April and December 2017, this resulted in APAACO receiving approximately $9.3 million per month from CMS.
In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request and received an official decision from CMS in December 2017 that reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company was eligible for receiving monthly AIPBP at a rate of approximately $7.3 million per month from CMS that started in February 2018. Effective October 1, 2018, CMS reduced our AIPBP to approximately $5.5 million per month based on the estimated total annual expenditures APAACO expected to incur. The monthly AIPBP received by the Company for performance year 2019 were approximately $8.3 million per month for the period beginning April 1, 2019 through August 30, 2019. Subsequently, CMS adjusted the monthly AIPBP to approximately $3.7 million for the period starting September 1, 2019 based on CMS' updated estimate of total claims to be incurred.
The Company was notified by CMS that under the NGACO alternative payment arrangement, the Company was paid excess amounts of approximately $34.5 million related to the first performance year (January 1, 2017 through December 31, 2017) and approximately $7.8 million related to the second performance year (February 1, 2018 through December 31, 2018) with 18 month run outs. The excess amount for the first performance year was paid by the Company on December 4, 2018, the excess for the second performance year was paid in February 2020.
Our Revenue Streams
Our revenue reflected in the accompanying consolidated financial statements includes revenue generated by our subsidiaries and consolidated entities. Revenue generated by consolidated entities, however, does not necessarily result in available or distributable cash for ApolloMed. Our revenue streams flow from various multi-year renewable contractual arrangements that vary by type of business operation as follows:
Capitation Revenue
Our capitation revenue consists primarily of capitated fees for medical services we provide under capitated arrangements made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. The actual amount paid is determined by the ranges of services provided, the number of patients enrolled, and the period of time during which the services are provided. Capitation rates are generally based on local costs and average utilization of services. Because Medicare pays capitation using a “risk adjustment model,” which compensates managed care providers based on the health status (acuity) of each individual enrollee, managed care providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less, capitation that can be allocated to service providers. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.
Per member per month (“PMPM”) managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the term of the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares.
Risk Pool Settlements and Incentives
Capitation arrangements are supplemented by risk sharing arrangements. We have two different types of capitation risk sharing arrangements: full risk and shared risk arrangements.
We enter into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a related party, where the hospital is responsible for providing, arranging and paying for institutional risk. We are responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, we generally receive a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for medical loss ratios (“MLR”), incurred but not reported (“IBNR”) completion factor and constraint percentages were used by management in applying the most likely amount methodology.
Under capitation arrangements with certain HMOs, we participate in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where we are responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.
In addition to risk-sharing revenues, we also receive incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed quality incentive programs and commercial generic pharmacy incentive programs to compensate us for our efforts to improve the quality of services and to promote the efficient and effective use of pharmacy supplemental benefits provided to HMO members. The incentive programs track specific performance measures and calculate payments to us based on the performance measures.
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
Under the AIPBP agreement we received $0.9 million and $5.9 million in risk pool savings related to the 2018 and 2017 performance years, respectively, and have recognized such amounts as revenue in the risk pool settlements and incentives in the accompanying consolidated statements of income for the years ended December 31, 2019 and 2018, respectively.
In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request and received an official decision from CMS in December 2017 that reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, the Company was eligible to receive monthly AIPBP at a rate of approximately $7.3 million per month from CMS beginning in February 2018. Effective October 1, 2018, CMS reduced our AIPBP to approximately $5.5 million per month based on the estimated total annual expenditures APAACO expected to incur. The monthly AIPBP received by the Company for performance year 2019 was approximately $8.3 million per month for the period from April 1, 2019 through August 30, 2019. Subsequently, CMS adjusted the AIPBP to approximately $3.7 million for the period starting September 1, 2019 based on CMS' updated estimate of total claims to be incurred.
Fee For Service Revenue
FFS revenue represents revenue earned under contracts in which we bill and collect the professional component of charges for medical services rendered by our contracted physicians and employed physicians. Under the FFS arrangements, we bill, and receive payments from, the hospitals and third-party payors for physician staffing and further bill patients or their third-party payors for patient care services provided.
Our Key Payors
We have a few key payors that represent a significant portion of our net revenue. For the years ended December 31, 2019, 2018 and 2017, four payors accounted for an aggregate of 51.6%, 61.5% and 54.6% of our total net revenue, respectively.
Our Strengths and Advantages
The following are some of the material opportunities that we believe exist for our company.
Combination of Clinical, Administrative and Technology Capabilities
We believe our key strength lies in our combined clinical, administrative and technology capabilities. While many companies separately provide clinical, MSO or technology support services, to our knowledge there are currently very few organizations like us that provide all three types of services to over 980,000 patients as of December 31, 2019.
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
A Robust Physician Network
As of December 31, 2019, our physician network consisted of over 7,000 contracted physicians, including primary care physicians, specialist physicians and hospitalists, through our affiliated physician groups and ACOs.
Cultural Affinities with Patients
In addition to delivering premium health care, we believe in the importance of providing services that are sensitive to the needs of local communities, including their cultural affinities. This value is shared by physicians within our affiliated IPAs and medical groups, and promotes patient comfort in communicating with care providers.
Long-Standing Relationships with Partners
We have developed long-standing relationships with and have earned trust from multiple health plans, hospitals, IPAs and other medical groups that have helped to generate recurring contractual revenue for us.
Comprehensive and Effective Healthcare Management Programs
We offer comprehensive and effective healthcare management programs to patients. We have developed expertise in population health management and care coordination, and in proper medical coding, which results in improved Risk Adjustment Factor (“RAF”) scores and higher payments from health plans, and in improving quality metrics in both inpatient and outpatient settings and thus patient satisfaction and CMS scores. Using our own proprietary risk assessment scoring tool, we have also developed our own protocol for identifying high-risk patients.
Competition
The healthcare industry is highly competitive and fragmented. We compete for customers across all of our services with other health care management companies including MSOs and healthcare providers such as local, regional and national networks of physicians, medical groups and hospitals, many of which are substantially larger than us and have significantly greater financial and other resources, including personnel, than we have.
IPAs
Our affiliated IPAs compete with other IPAs, medical groups and hospitals, many of which have greater financial, personnel and other resources available to them. In the greater Los Angeles area, such competitors include Regal Medical Group and Lakeside Medical group, which are part of Heritage Provider Network (“Heritage”), as well as HealthCare Partners, which was recently acquired by UnitedHealth Group.

ACOs
Our NGACO, APAACO, competes with sophisticated provider groups in the creation, administration, and management of ACOs, including MSSP ACOs and NGACOs, many of which have greater financial, personnel and other resources available to them. In the greater Los Angeles area, major competitors of APAACO include Heritage California ACO and DaVita Medical ACO California.
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
Hospitalists
Because individual physicians may provide hospitalist services if they have necessary credentials and privileges, the markets for hospitalist services are highly fragmented. Our affiliated hospitalist groups face competition primarily from numerous small inpatient practices in existing and expanding markets, but also compete with large physician groups, many of which have greater financial, personnel and other resources available to them. Some of such competitors operate on a national level, including EmCare, Team Health and Sound Physicians.
Regulatory Matters
As a healthcare company, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government agencies including the Office of Inspector General (“OIG”), the Department of Justice, CMS and various state authorities. These laws and regulations often are interpreted broadly and enforced aggressively. Imposition of liabilities associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition or results of operations. We cannot guarantee that our practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit our expansion or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition or results of operations. Below are brief descriptions of some, but not all, of such laws and regulations that affect our business operations.
Corporate Practice of Medicine
Our consolidated financial statements include our subsidiaries and VIEs. Some states have laws that prohibit business entities with non-physician owners, such as ApolloMed and its subsidiaries, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians; which are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine.
California is a corporate practice of medicine state and we operate by maintaining long-term MSAs with our affiliated IPAs and medical groups, each of which is owned and operated by physicians only, and employs or contracts with additional physicians to provide medical services. Under such MSAs, our wholly owned MSOs are contracted to provide non-medical management and administrative services such as financial and risk management as well as information systems, marketing and administrative support to the IPAs and medical groups. The MSAs typically have an initial term of 3-30 years and are generally not terminable by our affiliated IPAs and medical groups except in the case of bankruptcy, gross negligence, fraud, or other illegal acts by the contracting MSO.
Through the MSAs and the relationship with the physician owners of our medical affiliates, we have exclusive authority over all non-medical decisions related to the ongoing business operations of those affiliates. Consequently, ApolloMed consolidates the revenue and expenses of such affiliates as their primary beneficiary from the date of execution of the applicable MSA. When necessary, our Co-Chief Executive Officers, Dr. Kenneth Sim and Dr. Thomas Lam, serve as nominee shareholders, of affiliated medical practices on ApolloMed's behalf, in order to comply with corporate practice of medicine laws and certain accounting rules applicable to consolidated financial reporting by our affiliates as VIEs.
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
Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. A HIPAA covered entity must also promptly notify affected individuals where a breach affects more than 500 individuals and report annually any breaches affecting fewer than 500 individuals.
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
Environmental and Occupational Safety and Health Administration Regulations
We are subject to federal, state and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance policies, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and the attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.
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
Employees
As of December 31, 2019, ApolloMed and its subsidiaries had 555 employees, of whom 547 were full-time and 8 were part-time, and our consolidated VIEs employed 141 physicians and other staff. We had a broader physician network which, as of December 31, 2019, comprised of 36 additional physicians as independent contractors to provide medical services. None of our employees is a member of a labor union, and we have not experienced any work stoppage. We believe we enjoy a good working relationship with our staff.
Available Information
We maintain a website at www.apollomed.net and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission (SEC), as soon as is reasonably practicable after filing. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.
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
Risks Relating to Our General Business and Operations.

The Company, AP-AMH and APC, recently consummated a series of interrelated transactions that may expose the Company and its subsidiaries and VIEs to additional risks including the inability to repay a significant loan made in connection with such transactions.

On September 11, 2019, the Company, AP-AMH, and APC, concurrently consummated a series of interrelated transactions (collectively, the “APC Transactions”). As disclosed elsewhere in this Annual Report on Form 10-K and in the Company’s other reports on file with the SEC, the APC Transactions included the following agreements and transactions: (i) the Company made a $545.0 million ten-year secured loan to AP-AMH; (ii) AP-AMH used all of the proceeds of that loan to purchase 1,000,000 shares of Series A Preferred Stock of APC; (iii) the Company obtained the funds to make the AP-AMH Loan (x) by entering into a $290.0 million senior secured credit facility (the “Credit Facility”) with SunTrust Bank, in its capacity as administrative agent for various lenders, and then immediately drawing down $250.0 million in cash, and (y) by selling $300.0 million shares of the Company’s common stock to APC, the purchase price of which was offset against $300.0 million of AP-AMH’s purchase price for its APC Preferred Stock. NMM guaranteed the obligations of the Company under the Credit Facility, and both the Company and NMM have granted the lenders a security interest in all of their assets, including, without limitation, in all stock and other equity issued by their subsidiaries (including the shares of NMM) and all rights with respect to the AP-AMH Loan.

The APC Transactions may expose the Company, its subsidiaries and its VIEs to additional risks, including without limitation, the following: AP-AMH may never be able to repay the AP-AMH Loan; even if AP-AMH does not, or cannot repay the loan, the Company will be obligated to pay principal and interest on the $290.0 million Credit Facility; in connection with the Credit Facility, the lenders were granted a first priority perfected security interest over all of the assets of the Company and its subsidiaries, and such lenders have the right to foreclose on those assets if the Company defaults on its obligations under the Credit Facility; a disconnect could arise between APC achieving net income, declaring and paying dividends to AP-AMH, and AP-AMH making its required payments to the Company, which disconnect could materially impact the Company's financial results and its ability to make its required payments under the Credit Facility; APC may be prohibited from paying, or may be unable to pay the dividends on its Series A Preferred Stock, including under the California Corporations Code; regulators could determine that the current, post-APC Transactions consolidated structure amounts to the Company violating California’s corporate practice of medicine doctrine; and the Company may be deemed an investment company, which could impose burdensome compliance requirements on the Company and restrict its future activities.

The “Risk Factors” section of the definitive proxy statement of the Company’s board of directors that the Company filed with the SEC on July 31, 2019 (the “Proxy Statement”) described these and certain other risks related to the APC Transactions that could arise if the APC Transactions are consummated. Since the APC Transactions have now closed, the APC Transactions-related risk factors described in the “Risk Factors” portion of the Proxy Statement, including the risks described in the Proxy Statement under the headings listed below, are hereby incorporated herein by reference:

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

•
There may be a timing disconnect between APC achieving net income subject to the Series A Dividend, declaring and paying dividends to AP-AMH and AP-AMH’s payments to the Company, and any failure to pay or late payment of dividends could materially impact our financial results.

•	The impact of the APC Transactions may prove to be negative in future periods.

•	If there is a change in accounting principles or the interpretation thereof affecting our anticipated accounting treatment for the APC Transactions, it could impact our earnings per share.

•	The Series A Dividends payable to AP-AMH must be declared by the APC board, and that board could fail to do so.

•	APC may be prohibited from paying or unable to pay the Series A Dividends, including under the California Corporations Code, which could cause the APC Transactions structure to collapse.

•	We may have no recourse against AP-AMH if it is unable to make its payments to the Company and NMM.

•	The entitlement to receive the Series A Dividend will not necessarily mean that AP-AMH will be distributing all of the net income from APC’s Healthcare Services business and assets.

•	Regulators could determine that the post-APC Transactions consolidated structure amounts to the Company violating California’s corporate practice of medicine doctrine.

•	The Company could be subject to the California Finance Lenders Law as a result of the AP-AMH Loan.

•	We may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities.
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

Our operations and financial results could be adversely effected by a national or localized outbreak of a highly contagious disease or other public health crisis, and a pandemic outside of the United States could also adversely impact our business.
An epidemic outbreak or other public health crisis nationally or the markets where we operate could adversely affect our operations and financial results.  For example, the recent outbreak of the 2019 Novel Coronavirus (COVID-19), which has been declared a global pandemic, has caused governments and the private sector to take a number of drastic measures to contain the spread of the coronavirus, including the suspension of classes at various colleges and universities, the cancellation of public events and other nonessential mass gatherings and the implementation of workplace telecommuting policies.  Such measures may have a substantial impact on employee attendance or productivity, which in turn may adversely affect our operations, including our ability to effectively provide MSO services to our affiliated IPAs and contracted physician groups in compliance with regulatory requirements.  An extended outbreak may also result in disruptions to critical infrastructures and our supply chains and the supply chains of our affiliated IPAs and contracted physician groups, including the supply of pharmaceuticals and medical supplies.  The duration and extent of the impact from the coronavirus outbreak depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions. If we are not able to respond to and manage the impact of such events effectively, our business could be harmed.
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
Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance of current services by the marketplace. Our ability to procure new contracts may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, and the potential need for continuing improvement to our existing services. Moreover, the markets for our new services may not develop as expected nor can there be any assurance that we will be successful in marketing any such services.
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

•
We may not be able to establish suitable strategic relationships and may fail to integrate them into our business. We cannot be certain of the extent of any unknown, undisclosed or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities from strategic relationships. Also, depending on the location of the strategic transactions, we may be required to comply with laws and regulations that may differ from those of California, the state in which we currently operate.

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
Under a capitation contract, a health plan typically prospectively pays an IPA periodic capitation payments based on a percentage of the amount received by the health plan. Capitation payments, in the aggregate, represent a prospective budget from which an IPA manages care-related expenses on behalf of the population enrolled with that IPA. If our affiliated IPAs are able to manage care-related expenses under the capitated levels, we realize operating profits from capitation contracts. However, if care-related expenses exceed projected levels, our affiliated IPAs may realize substantial operating deficits, which are not capped and could lead to substantial losses. Additionally, factors beyond our control such as natural disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses (such as the 2019 novel coronavirus, COVID-19) could reduce our ability to effectively manage the costs of providing health care.
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
Because of corporate practice of medicine laws, we entered into contractual arrangements to manage certain affiliated physician practice groups, which allow us to consolidate those groups for financial reporting purposes. We do not have direct ownership interests in any of our VIEs and are not able to exercise rights as an equity holder to directly change the members of the boards of directors of these entities so as to affect changes at the management and operational level. Under our arrangements with our VIEs, we must rely on their equity holders to exercise our control over the entities. If our affiliated entities or their equity holders fail to perform as expected, we may have to incur substantial costs and expend additional resources to enforce such arrangements.
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
Our operations are dependent on a concentrated number of payors. Four payors accounted for an aggregate of 51.6% and 61.5% of our total net revenue for the years ended December 31, 2019 and 2018, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.
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
Our success depends to a significant extent on the continued contributions of our key management personnel, particularly our Executive Chairman and Co-Chief Executive Officer, Dr. Sim, and our Co-Chief Executive Officer and President, Dr. Lam, for the management of our business and implementation of our business strategy. The loss of their services could have a material adverse effect on our business, financial condition and results of operations.
If having our key management personnel serving as nominee equity holders of our VIEs is invalid under applicable laws, or if we lost the services of key management personnel for any reason, it could have a material adverse impact on our results of operations and financial condition.
There are various state laws, including laws in California, regulating the corporate practice of medicine which prohibits us from owning various healthcare entities. These corporate practice of medicine prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. The interpretation and enforcement of these laws vary significantly from state to state. As a result, many of our affiliated physician practice groups are either wholly-owned or primarily owned by Dr. Lam as the nominee shareholder for our benefit. If these arrangements were held to be invalid under applicable laws, which may change from time to time, a significant portion of our consolidated revenues would be affected, which may result in a material adverse effect on our results of operations and financial condition. Similarly, if Dr. Lam died, was incapacitated or otherwise was no longer affiliated with us, our relationships and arrangements with those VIEs could be in jeopardy, and our business could be adversely affected.
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
We use third-party collection agencies whom we do not control to collect from patients any co-payments and other payments for services that our physicians provide. The federal Fair Debt Collection Practices Act of 1977 (the “FDCPA”) restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the FDCPA. Therefore, such agencies may not be successful in collecting payments owed to us and our affiliated physician groups. If practices of collection agencies utilized by us are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, results of operations and financial condition.
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
Under certain risk-sharing arrangements with health plans and hospitals, we are responsible for a portion of the cost of services that are not capitated. These risk-sharing arrangements generally allocate deficits to the respective parties when the cost of services exceeds the related revenue, and permit the parties to share surplus amounts when actual cost is less than the related revenue. The amount of non-capitated costs could be affected by factors beyond our control, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. To the extent that the cost is higher than anticipated, the related revenue may not be sufficient to cover the cost that we are partially responsible for, which could adversely affect our results of operations. Additionally, factors beyond our control such as natural disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses (such as the 2019 novel coronavirus, COVID-19) could reduce our ability to effectively manage the costs of providing health care.

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
Although we do not anticipate that a single-payer national health insurance system will be enacted by the current Congress, several legislative initiatives have been proposed by members of Congress and presidential candidates that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. If enacted, such a system could adversely affect our business.
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
We chose to participate in the AIPBP mechanism, which entails certain special risks.
Under the AIPBP mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of our assigned Medicare beneficiaries and pay us that projected amount in per beneficiary per month payments. We chose “Risk Arrangement A,” comprising 80% risk for Part A and Part B Medicare expenditures and a shared savings and losses cap of 5% (or a 4% effective shared savings and losses cap when factoring in 80% risk impact). Our benchmark Medicare Part A and Part B expenditures for beneficiaries for the 2019 performance year are approximately $410.0 million, and under “Risk Arrangement A” of the AIPBP mechanism we could therefore have profits or be liable for losses of up to 4% of such benchmarked expenditures, or approximately $16.4 million. While performance can be monitored throughout the year, end results for the 2019 performance year will not be known until mid-2020.
AIPBP operations and benchmarking calculations are complex and could result in uncertainties for us.
AIPBP operations and benchmarking calculations are complex and can lead to errors in the application of the NGACO Model, which could create reimbursement delays to our contracted, in-network providers and adversely affect our performance and results of operations. For example, we discovered a feature in the AIPBP claim processing system that does not allow us to break down certain claims amounts by individual patient codes. This has created confusion for our in-network providers in reconciling payments, causing some providers to terminate their agreements with us. This feature and other complexities within the AIPBP mechanism could also create uncertainties for our operations including under agreements with our contracted, in-network providers
The NGACO Model requires significant capital reserves for program participation, which could negatively impact our working capital and substantially increase our capital requirements.
NGACOs must provide a financial guarantee to CMS. Our financial guarantee generally must be in an amount of 2% of our benchmark Medicare Part A and Part B expenditures. Because our benchmark Medicare Part A and Part B expenditures for beneficiaries assigned to us for the 2019 performance year was approximately $410.0 million, we established and submitted an irrevocable standby letter of credit on August 14, 2019 for $8.2 million with respect to that year. If we reach the maximum of our shared losses for a performance year, CMS may increase the risk reserve amount for future performance years, which will put restraints on our working capital and liquidity. If we reach the maximum of our shared losses of $16.4 million for the 2019 performance year, we will need to pay another $8.2 million to CMS and CMS may increase the future risk reserve amount. The $6.6 million standby letter of credit relating to the 2018 performance year remains open until twelve months after the settlement period of October 2019.
We may suffer losses and not generate savings through our participation in the NGACO Model.
Through the NGACO Model, CMS provides an opportunity to provider groups that are willing to assume higher levels of financial risk and reward, to participate in this new attribution-based risk sharing model. The NGACO Model uses a prospectively-set cost benchmark, which is established prior to the start of each performance year. The benchmark is based on various factors, including baseline expenditures with the baseline updated each year to reflect the NGACO’s participant list for the given year. Our 2019 performance year baseline is based on calendar year 2018 expenditures that are risk adjusted and trended. A discount is then applied that incorporates regional and national efficiency. The benchmarked expenditures therefore could potentially underestimate our actual expenditures for assigned Medicare beneficiaries and there can be no assurance that we could successfully adjust such benchmarked expenditures. Under the NGACO Model, we are responsible for savings and losses related to care received by assigned patients by covering claims from physicians, nurses and other medical professionals. If claim costs exceed the benchmarked expenditures, or the baseline years are statistical anomalies, we could experience losses, which could be significant. Among other things, this could result from factors beyond our control such as natural disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses (such as the 2019 novel coronavirus, COVID-19) As we are providing care coordination through APAACO, but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization, and costs. As a result, we may not be able to generate savings through our participation in the NGACO Model to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount.
We do not control, but are responsible for savings and losses related to, care received by assigned patients at out-of-network providers, which could negatively impact our ability to control claim costs.
Medicare beneficiaries in the NGACO Model are not required to receive care from a specified network of contracted providers and facilities, which could make it difficult for us to control the financial risks of those beneficiaries. CMS notified us that its Medicare beneficiaries historically had received approximately 62% of care at non-contracted, out-of-network (“OON”) providers. While we are not responsible for directly paying claims for OON providers, we may have difficulty managing patient care and costs in relation to such OON providers as compared to contracted, in-network providers, which, could adversely impact our financial results as we are responsible for savings and losses of assigned beneficiaries, irrespective of whether they are using in-network or OON providers. In addition, even if we are successful in encouraging more assigned patients to receive care from our contracted, in-network providers, there is the possibility that the monthly AIPBP from CMS will be insufficient to cover our expenditures, since the AIPBP is generally based on historical in-network/out-of-network ratios. If CMS fails to monitor the in-network/OON provider ratio for our assigned patients on a frequent basis or CMS’ reconciliation payments to us are not timely made, this could result in negative cash flows for us, especially if increased payments will need to be made to our contracted, in-network providers.
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
APAACO and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with a term of two performance years through December 31, 2018. Subsequently CMS and APAACO has renewed the Participation Agreement for an additional year with the option for a second renewal year through December 31, 2020. In addition, the Participation Agreement may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the program over time. Among many requirements to be eligible to participate in the NGACO Model, we must have at least 10,000 aligned Medicare beneficiaries and must maintain that number throughout each performance year. Although we started the 2019 performance year with more than 29,000 aligned Medicare beneficiaries, there can be no assurance that we will maintain the required number of assigned Medicare beneficiaries. If that number were not maintained, we would become ineligible for the NGACO Model. In addition, we are required to comply with all applicable laws and regulations regarding provider-based risk-bearing entities. If these laws or regulations change, for example, to require a Knox-Keene license in California, which we do not currently have, we could be required to cease our NGACO operations. We could be terminated from the NGACO Model at any time if we do not continue to comply with the NGACO participation requirements. In October 2017, CMS notified us that our participation in the AIPBP mechanism for performance year 2018 would not be renewed due to alleged deficiencies in performance by us. We submitted a request for reconsideration to CMS. In December 2017, we received the official decision on our reconsideration request that CMS reversed the prior decision against our continued participation in the AIPBP mechanism. As a result, we were again eligible to receive monthly AIPBP from CMS. We, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. If future compliance or performance issues arise, we may lose our current eligibility and may be subject to CMS’ enforcement or contract actions, including our potential inability to participate in the AIPBP mechanism (where the payment mechanism would default to traditional fee for service) or dismissal from the NGACO Model, which would have a material adverse effect on our revenues and cash flows. In addition, the payments from CMS to us will decrease if the number of beneficiaries assigned to our NGACO declines, or the contracted providers terminate their relationships with us, which could have a material adverse effect on our results of operations on a consolidated basis.
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

•
state laws that require healthcare providers that assume professional and institutional risk (i.e., global risk) to either obtain a license under the Knox-Keene Health Care Service Plan Act of 1975 or receive an exemption from the Department of Managed Healthcare ("DMHC") for the contract(s) under which the entity assumes global risk.

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
We do not have any Knox-Keene license.
The Knox-Keene Health Care Service Plan Act of 1975 was passed by the California State Legislature to regulate California managed care plans and is currently administered by the DMHC. A Knox-Keene Act license is required to operate a health care service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services. Applying for and obtaining such a license is a time consuming and detail-oriented undertaking. We currently do not hold any Knox-Keene license. If the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having any Knox-Keene license, we may be required to obtain a Knox-Keene license and could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations and financial condition.
A Knox-Keene Act license or exemption from licensure, where applicable, is required to operate a health care service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services.
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
A plaintiffs’ securities law firm announced that it was investigating ApolloMed and its pre-Merger board of directors for potential federal law violations and breaches of fiduciary duties in connection with the Merger. This investigation purportedly focused on whether ApolloMed and its board of directors violated federal securities laws or breached their fiduciary duties to ApolloMed’s stockholders by failing to properly value the Merger and failing to disclose all material information in connection with the Merger. As of filing of this Annual Report on Form 10-K, no lawsuit has been filed against us by that firm.
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

•
general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition, including economic or political instability, wars, civil unrest, terrorism, epidemics (including the recent novel coronavirus (COVID-19)) outbreak and natural disasters.

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
If analysts do not report about us, or negatively evaluate us, ApolloMed’s stock price could decline.
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
As of December 31, 2019, our executive officers, directors, five percent or greater stockholders and their respective affiliated entities in the aggregate own approximately 43.4% of our outstanding common stock. As a result, these stockholders, who are entitled to vote their shares in their own interests, acting together, exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, merger, consolidation, sale of all or substantially all of our assets or other corporate transactions that other stockholders may view as beneficial, or conversely this concentrated control could result in the consummation of a transaction that other stockholders may not support. This may harm the value of our shares and discourage investors from investing in us.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters is located in Alhambra, California, where we lease and occupy approximately 35,000 square feet of office spaces in two neighboring buildings from an entity that shares certain common ownership with ApolloMed. The current lease for our headquarters is on a month-to-month basis and requires monthly rental payment of approximately $84,000.
We lease approximately 47,500 square feet of space in Monterey Park, California. The lease has a term of 5 years and requires monthly rental payments of approximately $69,000 per month.
We lease approximately 8,800 square feet of space in San Gabriel, California, which is the primary office for SCHC. The base rent for the space is approximately $33,000 per month, subject to adjustments, and for a term expiring in 2024 (or subject to the terms of the lease, in 2021).
We also maintain other office and warehouse spaces located in Monterey Park, Alhambra, City of Industry, Arcadia and El Monte, California. These leases require monthly rent payments ranging from approximately $2,300 to $30,000 and have terms that expire between January 2020 and, subject to options to extend provided thereunder, February 2031.
We believe our existing facilities are in good condition and are suitable and adequate for our current requirements. Based on current information and subject to future events and circumstances, we anticipate that we may extend leases on our various facilities as necessary, as they expire, and lease additional facilities to accommodate possible future growth.

Item 3.	Legal Proceedings
Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under “Note 13 - “Commitments and Contingencies,” to our consolidated financial statements in this Annual Report on Form 10-K, which disclosure is incorporated by reference herein.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations.
ApolloMed’s common stock is listed on the NASDAQ Capital Market, under the symbol, “AMEH.”
Record Holders
As of March 2, 2020, there were approximately 545 holders of record of ApolloMed’s common stock based on its transfer agent’s report. Because many shares of ApolloMed’s common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
To date we have not paid any cash dividends on ApolloMed’s common stock and we do not contemplate the payment of cash dividends thereon in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors relevant to our ability to pay dividends.
Recent Sales of Unregistered Securities
Below sets forth the Company’s equity securities sold by it during the fiscal year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):
During the three months ended December 31, 2019, the Company issued an aggregate of 27,851 shares of common stock and received approximately $255,843 from the exercise of certain warrants at an exercise price ranging from $9.00 - $10.00 per share.
The foregoing issuances were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Common Stock
November 2019	109,203	$17.59	N/A	N/A
December 2019	297,089	$18.17	N/A	N/A

Performance Measurement Comparison

The following chart compares the cumulative total return of our common stock with the cumulative total return of the Russell 3000 Index and the S&P 500 Healthcare Index, from December 31, 2014 to December 31, 2019.

We believe the Russell 3000 Index is an appropriate independent broad market index, since it measures the performance of similar sized companies in numerous sectors. In addition, we believe the S&P 500 Healthcare Index is an appropriate third party published industry index since it measures the performance of healthcare companies.

		Indexed Returns
		Years Ending
Company/Index	Base Period 12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
ApolloMed	1.00	0.06	0.67	4.33	3.41	3.11
Russell 3000 Index	1.00	—	0.13	0.37	0.30	0.70
S&P 500 Healthcare	1.00	0.07	0.04	0.27	0.35	0.63

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2019	2018	2017	2016	2015

Revenue
Capitation, net	$454,168,024	$344,307,058	$272,921,240	$247,639,181	$247,244,135
Risk pool settlements and incentives	51,097,661	100,927,841	44,598,373	22,641,884	37,656,242
Management fee income	34,668,358	49,742,755	26,983,695	24,774,941	20,834,222
Fee-for-service, net	15,475,264	19,703,999	7,449,249	9,163,970	6,437,354
Other income	5,208,790	5,226,099	4,403,373	1,714,939	952,752

Total revenue	560,618,097	519,907,752	356,355,930	305,934,915	313,124,705

Operating expenses
Cost of services	467,804,899	361,132,111	273,453,287	255,048,120	238,088,985
General and administrative expenses	41,482,375	43,353,787	26,249,532	20,759,436	22,277,282
Depreciation and amortization	18,280,198	19,303,179	19,075,353	18,114,440	9,085,312
Provision for doubtful accounts	(1,363,363)	3,887,647	—	—	—
Impairment of goodwill and intangible assets	1,994,000	3,798,866	2,431,791	324,306	—

Total expenses	528,198,109	431,475,590	321,209,963	294,246,302	269,451,579

Income from operations	32,419,988	88,432,162	35,145,967	11,688,613	43,673,126

Other (expense) income
Income (loss) from equity method investments	(6,900,859)	(8,125,285)	(1,112,541)	4,748,542	1,206,654
Interest expense	(4,733,256)	(560,515)	(79,689)	(61,589)	(209,929)
Interest income	2,023,873	1,258,638	1,015,204	504,696	208,917
Change in fair value of derivative instrument	—	—	(44,886)	1,722,221	(833,333)
Gain on settlement of preexisting note receivable from ApolloMed	—	—	921,938	—	—
Gain from investments – fair value adjustments	—	—	13,697,018	—	—
Other income	3,030,203	1,622,131	168,102	233,726	1,931,635

Total other (expense) income, net	(6,580,039)	(5,805,031)	14,565,146	7,147,596	2,303,944

Income before provision for income taxes	25,839,949	82,627,131	49,711,113	18,836,209	45,977,070

Provision for income taxes	8,166,632	22,359,640	3,886,785	8,816,412	19,297,447

Net income	17,673,317	60,267,491	45,824,328	10,019,797	26,679,623

Net income (loss) attributable to noncontrolling interests	3,556,772	49,432,489	20,022,486	(1,433,730)	13,862,522

Net income attributable to Apollo Medical Holdings, Inc.	$14,116,545	$10,835,002	$25,801,842	$11,453,527	$12,817,101

Earnings per share – basic	$0.41	$0.33	$1.01	$0.03	$0.05

Earnings per share – diluted	$0.39	$0.29	$0.90	$0.03	$0.05

Weighted average shares of common stock outstanding – basic	34,708,429	32,893,940	25,525,786	360,634,339	256,619,159

Weighted average shares of common stock outstanding – diluted	36,403,279	37,914,886	28,661,735	367,945,833	263,734,916

CONSOLIDATED BALANCE SHEET DATA

	December 31,
	2019	2018	2017	2016	2015

Cash and cash equivalents	$103,189,328	$106,891,503	$99,749,199	$54,824,580	$59,014,715
Working capital	223,644,503	100,843,145	34,557,563	30,530,467	32,439,944
Total assets	728,713,347	512,999,049	490,635,793	349,998,962	362,486,567
Long-term debt, net of current portion and deferred financing costs	232,172,134	—	—	—	—
Total shareholders’ equity	192,335,148	181,544,152	164,183,426	(391,694)	8,180,159

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In this section, “we,” “our,” “ours” and “us” refer to Apollo Medical Holdings, Inc.(“ApolloMed”) and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Overview
We together with our affiliated physician groups and consolidated entities are a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through the following subsidiaries of ApolloMed: Network Medical Management (“NMM”), Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.

Through our next generation accountable organization (“NGACO”) model and our network of independent practice associations (“IPAs”) with more than 7,000 contracted physicians, which physical groups have agreements with various health plans, hospitals and other HMOs, we were responsible for coordinating the care for over 980,000 patients in California as of December 31, 2019. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists.
On December 8, 2017, ApolloMed completed its business combination with NMM (the “Merger”). The combination of ApolloMed and NMM brought together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies. As a result of the Merger, NMM became a wholly-owned subsidiary of ApolloMed and the former NMM shareholders received a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes NMM was considered the accounting acquirer and accordingly, as of the closing of the Merger, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for periods prior to the Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the Merger.
2019 Highlights
On May 31, 2019, Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation (“APC”), through its consolidated VIE, APC-LSMA, acquired Alpha Care Medical Group, an IPA that has been operating in California since 1993 as a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to over 174,000 enrollees, as of December 31, 2019, and focuses on Medi-Cal, Medicaid, Commercial, Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
Accountable Health Care is a California based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable Health Care currently has a network of over 400 primary care physicians and 700 specialty care physicians, and five community and regional hospital medical centers that provide quality health care services to more than 84,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and the California Healthy Families program. On August 30, 2019, APC and APC-LSMA, acquired the remaining 75% of outstanding shares of capital stock of Accountable Health Care that were not already owned by APC and APC-LSMA.
AP-AMH Medical Corporation ("AP-AMH") was formed on May 7, 2019 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer and President of ApolloMed, is the sole shareholder of AP-AMH. ApolloMed makes all the decisions on behalf of AP-AMH and funds and receives all the distributions from its operations. ApolloMed has the right to receive benefits from the operations of AP-AMH and has the option, but not the obligation, to cover losses. AP-AMH's sole function and only activity is to act as the nominee shareholder for ApolloMed's investments in APC. Therefore, AP-AMH is controlled and consolidated by ApolloMed as the primary beneficiary of this VIE.
On September 11, 2019, ApolloMed completed the following series of transactions with its affiliates, AP-AMH and APC:

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

2.
AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for an aggregate consideration of $545.0 million in a private placement. Under the terms of the APC Certificate of Determination of Preferences of Series A Preferred Stock (the "Certificate of Determination"), AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (i) APC's net income from Healthcare Services (as defined in the Certificate of Determination), plus (ii) any dividends received by APC from certain of APC's affiliated entities, less (iii) any Retained Amounts (as defined in the Certificate of Determination). During the year ended December 31, 2019, APC distributed $8.9 million to ApolloMed as preferred returns.

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

As of a result of the transaction, APC's ownership in ApolloMed increased to 32.50% at December 31, 2019 from 4.82% at December 31, 2018.

531 W. College

On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM’s 25% membership interest in 531 W. College LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.1 million.

Acquisitions

AMG

On September 10, 2019, APC and APC-LSMA purchased all of the shares of all shareholders of AMG, a professional medical corporation ("AMG") for $1.6 million. AMG is a network of family practice clinics operating out of three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and Commercial patients through its networks of doctors and nurse practitioners.

Other

On October 2, 2019, the Company entered into a new MSA, effective January 1, 2020, to provide select management services, via a subcontract agreement, to an IPA. The IPA currently serves approximately 145,000 members in the following three main markets within Southern California: South Los Angeles, San Fernando Valley, and Antelope Valley. The majority of the members are enrolled in Medi-Cal, with members also enrolled in Medicare Advantage and Commercial health plans, and are supported by a network of hundreds of primary care physicians and nearly a thousand specialists.

On December 31, 2019, Universal Care Acquisition Partners, LLC (“UCAP”), a wholly-owned subsidiary of APC, and other sellers entered into a stock purchase agreement with Bright Health Company of California, Inc. (“Bright”) to sell to Bright all of the shares of capital stock of Universal Care, Inc., a California corporation doing business as Brand New Day (“UCI”). UCAP has a 48.9% ownership interest in UCI. The sale is subject to certain closing conditions and pending completion.

Recent Developments

Refer to 2019 highlights for significant developments that occurred during the year ended December 31, 2019.
Key Financial Measures and Indicators
Operating Revenues

Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income, MSSP surplus revenue and fee-for-services (“FFS”) revenue. Revenue is recorded in the period in which services are rendered. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
Operating Expenses
Our largest expenses consist of the cost of patient care paid to contracted physicians, the cost of information technology equipment and software and the cost of hiring staff to provide management and administrative support services to our affiliated physician groups, as further described below. These services include payroll, benefits, human resource services, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.
Results of Operations
As noted above, although ApolloMed was the legal acquirer in the Merger, for accounting purposes, NMM is considered the accounting acquirer and ApolloMed is the accounting acquiree. Accordingly, (i) the financial statements included in this Annual Report, and the description of our results of operations set forth below for the period in 2017 prior to the Merger reflect the operations of NMM and its consolidated entities and VIEs, and (ii) the financial statements and the description of our results of operations for 2019 and 2018 reflect the combined operations of ApolloMed and NMM and their consolidated VIEs. Because the financial results for 2017 exclude the results of ApolloMed, the results of operations in 2019 and 2018 are not directly comparable to our results of operations in 2017.

2019 Compared to 2018
Our consolidated operating results for the year ended December 31, 2019, as compared to the year ended December 31, 2018 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2019	2018	$ Change	% Change
Revenue
Capitation, net	$454,168,024	$344,307,058	$109,860,966	32%
Risk pool settlements and incentives	51,097,661	100,927,841	(49,830,180)	(49)%
Management fee income	34,668,358	49,742,755	(15,074,397)	(30)%
Fee-for-services, net	15,475,264	19,703,999	(4,228,735)	(21)%
Other income	5,208,790	5,226,099	(17,309)	—%
Total revenue	560,618,097	519,907,752	40,710,345	8%
Operating expenses
Cost of services	467,804,899	361,132,111	106,672,788	30%
General and administrative expenses	41,482,375	43,353,787	(1,871,412)	(4)%
Depreciation and amortization	18,280,198	19,303,179	(1,022,981)	(5)%
Provision for doubtful accounts	(1,363,363)	3,887,647	(5,251,010)	(135)%
Impairment of goodwill and intangibles assets	1,994,000	3,798,866	(1,804,866)	(48)%
Total expenses	528,198,109	431,475,590	96,722,519	22%
Income from operations	32,419,988	88,432,162	(56,012,174)	(63)%
Other (expense) income
Loss from equity method investments	(6,900,859)	(8,125,285)	1,224,426	(15)%
Interest expense	(4,733,256)	(560,515)	(4,172,741)	744%
Interest income	2,023,873	1,258,638	765,235	61%
Other income	3,030,203	1,622,131	1,408,072	87%
Total other expense, net	(6,580,039)	(5,805,031)	(775,008)	13%
Income before provision for income taxes	25,839,949	82,627,131	(56,787,182)	(69)%
Provision for income taxes	8,166,632	22,359,640	(14,193,008)	(63)%
Net income	$17,673,317	$60,267,491	$(42,594,174)	(71)%

Net income attributable to noncontrolling interests	3,556,772	49,432,489	(45,875,717)	(93)%
Net income attributable to Apollo Medical Holdings, Inc.	$14,116,545	$10,835,002	$3,281,543	30%
Net Income
Our net income in 2019 was $17.7 million, as compared to $60.3 million in 2018, a decrease of $42.6 million or 71%.
Physician Groups and Patients
As of December 31, 2019 and 2018, the total number of affiliated physician groups we managed was 13 groups and 11 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was 914,000 and 992,100, respectively.
Revenue

Our revenue in 2019 was $560.6 million, as compared to $519.9 million in 2018, an increase of $40.7 million or 8%. The increase in revenue was primarily attributable to the following:
(i) an increase of $109.9 million in capitation revenue due to the acquisitions of Alpha Care and Accountable Health Care which were acquired as of May 31, 2019 and August 30, 2019, respectively, resulting in our recognition of approximately $79.2 million and $17.2 million in revenue, respectively, from these acquired IPAs, in addition to capitation revenue growth at APC of $22.4 million. These increase was offset by the delayed commencement by the Centers for Medicare & Medicaid Services ("CMS") of APAACO's 2019 Next Generation ACO performance year from January 1, 2019, to April 1, 2019 which resulted in decreased revenue of approximately $8.9 million.
(ii) a decrease of $49.9 million in risk pool revenue due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the risk pool of our affiliated hospitals. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management's estimate of the Company's portion of any estimated risk pool surpluses in which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) a decrease in management fee income of $15.1 million, primarily due to the acquisition of Accountable Health Care and a decrease in the number of patients served by some of our affiliated physician groups, including Golden Shore Medical Group, which contributed approximately $3.8 million in management fee income for the year ended December 31, 2018, that ceased operations on January 31, 2019 as their primary health plan canceled their contract.
(iv) a decrease in FFS revenue of $4.2 million, primarily due to our wind down of affiliated medical groups, Bay Area Hospitalist Associates ("BAHA"), AKM Medical Group, Inc. ("AKM"), and Maverick Medical Group, Inc. ("MMG").
Cost of Services
Expenses related to cost of services in 2019 were $467.8 million, as compared to $361.1 million in 2018, an increase of $106.7 million or 30%. The increase was due to a $100.4 million increase in medical claims, capitation and other health services expenses driven by the Alpha Care and Accountable Health Care acquisitions, a $2.8 million increase in management fee expense paid to a third party MSO during Alpha Care's transition, and an increase of $3.5 million in personnel costs to support the continued growth in the depth and breadth of our operations.
General and Administrative Expenses
General and administrative expenses in 2019 were $41.5 million, as compared to $43.4 million in 2018, a decrease of $1.9 million or 4%. The decrease was primarily due to a reduction in professional services costs of $2.0 million.
Depreciation and Amortization
Depreciation and amortization expense was $18.3 million and $19.3 million for the years ended December 31, 2019 and 2018, respectively. These amounts included depreciation of property and equipment and the amortization of intangible assets.
Provision for Doubtful Accounts
During the year ended December 31, 2019, we released reserves related to certain management fees in the amount of $3.8 million as the collectability of the outstanding amount was no longer in doubt. These reserves related to Accountable Health Care and were no longer necessary as a result of our acquisition of the company. As such our provision for doubtful accounts was a negative $1.4 million.
Impairment of Goodwill and Intangible Assets
Impairment of goodwill and intangible assets was $2.0 million for the year ended December 31, 2019, as compared to $3.8 million for the year ended December 31, 2018. During 2019, we impaired intangible assets related to Medicare licenses obtained as part of the Merger. In 2018, we impaired the goodwill related to MMG. We will no longer utilize the Medicare licenses and MMG has been wound down. Accordingly, we do not expect to receive future economic benefits from such assets and goodwill.
Loss from Equity Method Investments

Loss from equity method investments in 2019 was $6.9 million, as compared to $8.1 million in 2018, a decrease of $1.2 million, or 15%. The decrease was primarily due to equity losses related to our investments in LMA's IPA line of business, Accountable Health Care, UCI, MWN Community Hospital, LLC, and 531 W. College LLC of $2.8 million, $2.5 million, $1.2 million, $0.2 million and $0.2 million, respectively, which was offset by equity earnings of $0.3 million from our investment in Diagnostic Medical Group ("DMG") for the year ended December 31, 2019. In addition, during the year ended December 31, 2019 we recognized an impairment loss of $0.3 million related to our investment in Pacific Ambulatory Surgery Center, LLC ("PASC") as we do not expect to recover our investment. This is compared to equity losses of $6.0 million, $2.4 million, $0.4 million and $0.3 million allocated from our investments in UCI, LSMA, 531 W. College, LLC and PASC, respectively, which were offset by income of $1.0 million allocated from our investment in DMG for the year ended 2018.
Interest Expense
Interest expense in 2019 was $4.7 million as compared to interest expense of $0.6 million in 2018. The increase was primarily due to interest incurred from a new credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
Interest Income
Interest income in 2019 was $2.0 million as compared to $1.3 million in 2018, an increase of $0.7 million or 61%. The increase in interest income was a result of additional cash held in money market, certificates of deposit accounts and increased loan receivables issued in 2019.
Other Income
Other income was $3.0 million for 2019 as compared to $1.6 million in 2018, an increase of $1.4 million or 87%. The increase was primarily attributable to the assumption of a loan receivable as a result of the Accountable Health Care acquisition.
Provision for Income Taxes
Provision for income taxes was $8.2 million in 2019, as compared to $22.4 million in 2018, a decrease of $14.2 million or 63%. This decrease was primarily attributable to a decrease in the amount of pre-tax income in 2019 as compared to 2018.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $3.6 million for the year ended December 31, 2019, as compared to $49.4 million for the year ended December 31, 2018, a decrease of $45.8 million or 93%. This decrease was primarily due to reduced net income generated from APC mainly attributable to a decrease in risk pool revenue as a result of the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the risk pools of our affiliated hospitals and our completion of a series of transactions with APC as further described in "2019 Highlights" above, which resulted in preferred, cumulative dividends from APC being allocated to AP-AMH.

2018 Compared to 2017
Our consolidated operating results for the year ended December 31, 2018, as compared to the year ended December 31, 2017 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2018	2017	$ Change	% Change
Revenue
Capitation, net	$344,307,058	$272,921,240	$71,385,818	26%
Risk pool settlements and incentives	100,927,841	44,598,373	56,329,468	126%
Management fee income	49,742,755	26,983,695	22,759,060	84%
Fee-for-services, net	19,703,999	7,449,249	12,254,750	165%
Other income	5,226,099	4,403,373	822,726	19%
Total revenue	519,907,752	356,355,930	163,551,822	46%
Operating expenses
Cost of services	361,132,111	273,453,287	87,678,824	32%
General and administrative expenses	43,353,787	26,249,532	17,104,255	65%
Depreciation and amortization	19,303,179	19,075,353	227,826	1%
Provision for doubtful accounts	3,887,647	—	3,887,647	100%
Impairment of goodwill and intangibles assets	3,798,866	2,431,791	1,367,075	56%
Total expenses	431,475,590	321,209,963	110,265,627	34%
Income from operations	88,432,162	35,145,967	53,286,195	152%
Other (expense) income
Loss from equity method investments	(8,125,285)	(1,112,541)	(7,012,744)	630%
Interest expense	(560,515)	(79,689)	(480,826)	603%
Interest income	1,258,638	1,015,204	243,434	24%
Change in fair value of derivative instrument	—	(44,886)	44,886	(100)%
Gain on settlement of preexisting note receivable from ApolloMed	—	921,938	(921,938)	(100)%
Gain from investments - fair value adjustments	—	13,697,018	(13,697,018)	(100)%
Other income	1,622,131	168,102	1,454,029	865%
Total other (expense) income, net	(5,805,031)	14,565,146	(20,370,177)	(140)%
Income before provision for income taxes	82,627,131	49,711,113	32,916,018	66%
Provision for income taxes	22,359,640	3,886,785	18,472,855	475%
Net income	$60,267,491	$45,824,328	$14,443,163	32%

Net income attributable to noncontrolling interests	49,432,489	20,022,486	29,410,003	147%
Net income attributable to Apollo Medical Holdings, Inc.	$10,835,002	$25,801,842	$(14,966,840)	(58)%
Net Income
Our net income in 2018 was $60.3 million, as compared to $45.8 million in 2017, an increase of $14.5 million or 32%.
Physician Groups and Patients

As of December 31, 2018 and 2017, the total number of affiliated physician groups we managed was 11 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was 992,100 and 795,960, respectively.
Revenue
Our revenue in 2018 was $519.9 million, as compared to $356.4 million in 2017, an increase of $163.5 million or 46%. The increase in revenue was attributable to the following:
(i) an increase of $71.4 million in capitation revenue due to increases in membership and capitation rates, as well as, revenue received from CMS associated with APAACO,
(ii) an increase of $56.3 million in risk pool revenue due to favorable healthcare utilization trends and the recognition of full risk pool, as well as shared risk revenue arrangements with certain health plans,
(iii) an increase in management fee income of $22.8 million, which was mainly driven by an increase in the number of patients served by our affiliated physician groups that were primarily driven by Accountable Health Care (effective December 2017) and Golden Shore Medical Group (effective January 1, 2018), and
(iv) an increase in FFS revenue of $12.2 million, which was mainly due to increased surgery center income from the increase in patients and fees received, as well as revenue generated from our hospitalist and heart center services and increases in other income of $0.8 million. ApolloMed’s operations acquired in the Merger accounted for $91.7 million of such increase.
Cost of Services
Expenses related to cost of services in 2018 were $361.1 million, as compared to $273.5 million in 2017, an increase of $87.6 million, or 32%. Of this increase, $97.1 million was attributable to the net increase in medical claims, primarily driven by APAACO and MMG, capitation and other health services expense, $22.2 million was attributable to increased personnel costs and related benefits and $5.3 million related to increased outsourced and temporary labor. This was offset by decreases in provider bonuses of $35.7 million, which were discretionary and provider share based compensation expense of $1.3 million.
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
Impairment of Goodwill and Intangible Assets
Impairment of goodwill and intangible assets was $3.8 million for the year ended December 31, 2018, as compared to $2.4 million in 2017. During 2018, we impaired the goodwill related to MMG as this IPA was no longer utilized and therefore were no longer expected to provide any future economic benefit. During 2017, we impaired the remaining intangible assets balance of APCN-ACO and AP-ACO that were acquired in 2016, as these member relationships were no longer utilized by ApolloMed and therefore were no longer expected to provide any future economic benefit.

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
Other Income
Other income was $1.6 million for 2018 as compared to $0.2 million in 2017, an increase of $1.4 million or 865%. The increase was primarily attributable to dividends received from our investment in DMG and rental income from our sublet properties.
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
Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at December 31, 2019 totaled $219.7 million. Working capital totaled $223.7 million at December 31, 2019, compared to $100.8 million at December 31, 2018, an increase of $122.9 million, or 122%.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through March 2021.
Our cash and cash equivalents and restricted cash decreased by $3.6 million from $107.6 million at December 31, 2018 to $104.0 million at December 31, 2019. Cash provided by operating activities during the year ended December 31, 2019 was $13.7 million, as compared to $25.5 million during the year ended December 31, 2018. The cash generated from operations during the year ended December 31, 2019 is a function of net income of $17.7 million, adjusted for the following non-cash operating activities: depreciation and amortization of $18.8 million, impairment of intangible assets of $2.0 million, share-based compensation of $1.5 million and loss from equity method investments of $6.9 million, which were offset by a reduction in our provision for doubtful accounts of $1.4 million, gain related to assumption of loan receivables of $2.2 million and a reduction in deferred tax liability of $6.8 million. Our cash provided by operating activities includes a net decrease in operating assets and liabilities of $22.8 million.
Cash used in investing activities during the year ended December 31, 2019 was $180.6 million, as compared to cash used by investing activities of $25.2 million during the year ended December 31, 2018. This increase was primarily attributable to purchases of marketable securities of $115.4 million, payments for business acquisitions, net of cash acquired of $49.4 million, advances on loans receivable of $11.4 million, investments made in our equity method investments and investments in privately held entities of $3.6 million and purchases of property and equipment of $1.0 million, which were offset with dividends received of $0.2 million during the year ended December 31, 2019.
Cash provided in financing activities during the year ended December 31, 2019 was $163.3 million, as compared to $11.2 million used during the year ended December 31, 2018. The increase was primarily attributable to proceeds from borrowings on the line of credit and long term debt of $289.6 million and proceeds from exercise of stock options and warrants of $3.1 million, common stock offering of $0.8 million, which were offset by dividend payments of $61.7 million, repayments of bank loans totaling $55.0 million, repurchase of common shares totaling $7.6 million, cost related to debt and equity issuances of $5.8 million, and repayment of capital lease obligations totaling $0.1 million.
Credit Facilities
Credit Facility
The Company's credit facility consisted of the following:

December 31, 2019

Term Loan A	$187,625,000
Revolver Loan	60,000,000
Total Debt	247,625,000

Less: current portion of debt	(9,500,000)
Less: unamortized financing cost	(5,952,866)

Long-term debt	$232,172,134
The following table presents scheduled maturities of the Company's credit facility as of December 31, 2019:

Amount
2020	$9,500,000
2021	10,687,500
2022	14,250,000
2023	15,437,500
2024	197,750,000

Total	$247,625,000

Credit Agreement
On September 11, 2019, the Company entered into a secured credit agreement (the “Credit Agreement”) with SunTrust Bank, in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as a swingline lender, and Preferred Bank, which is affiliated with one of the Company's board members, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
The Credit Agreement provides for a five-year revolving credit facility to the Company of $100.0 million ("Revolver Loan"), which includes a letter of credit subfacility of up to $25.0 million. As of December 31, 2019 the Company has outstanding letters of credit totaling $14.8 million and the Company has $25.2 million available under the revolving credit facility. The Credit Agreement also provides for a term loan of $190.0 million, ("Term Loan A"). The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on December 31, 2019. The principal payment for each of the first eight fiscal quarters is $2.4 million, for the following eight fiscal quarters thereafter is $3.6 million and for the following three fiscal quarters thereafter is $4.8 million. The remaining principal payment on the term loan is due on September 11, 2024.
The proceeds of the term loan and up to $60.0 million of the revolving credit facility may be used to (i) finance a portion of the $545.0 million loan made by the Company to AP-AMH, concurrently with the closing of the Credit Agreement (the “AP-AMH Loan”) as described in the May 13, 2019, Current Report and the August 29, 2019, Current Report, (ii) refinance certain indebtedness of the Company and its subsidiaries and, indirectly, APC, (iii) pay transaction costs and expenses arising in connection with the Credit Agreement, the AP-AMH Loan and certain other related transactions and (iv) provide for working capital, capital expenditures and other general corporate purposes. The remainder of the revolving credit facility will be used to finance future acquisitions and investments and to provide for working capital needs, capital expenditures and other general corporate purposes.
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
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of from 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. As of December 31, 2019 the interest rate on the Credit Agreement was 4.54%. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2019, the Company was in compliance with the covenants relating to its credit facility.
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

Deferred Financing Costs

The Company recorded deferred financing costs of $6.4 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs related to the term loan will be amortized over the life of the Credit Facility using the effective interest rate method. The deferred financing costs related to the revolver will be amortized using the straight line method over the term of the revolver. During the year ended

December 31, 2019, $0.5 million of amortization relating to deferred financing costs is included under "Depreciation and Amortization" of the cash flow statement.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2019, 2018 and 2017 was 3.39%, 4.72% and 2.27%, respectively.
Bank Loans
In December 2010, ICC obtained a loan of $4.6 million from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate” or 5.50% per annum, as of December 31, 2018. The loan is collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matured on December 31, 2018 and final payment was made in January 2019.
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
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“NMM Line of Credit Agreement”) which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 and July 29, 2019 to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 4.875%, as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, was terminated in connection with the closing of the Credit Facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement were terminated and reissued under the Credit Agreement. These outstanding letters of credit totaled $14.8 million as of December 31, 2019 and the Company has $10.2 million available under the letter of credit subfacility.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“APC Business Loan Agreement”) which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 and June 11, 2019 to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 4.875% and 5.625%, as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 there is no additional availability under this line of credit.

Standby Letters of Credit
On March 3, 2017, APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) for $6.7 million for the benefit of CMS. The letter of credit expired on December 31, 2018 and was automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. As of December 31, 2019, CMS has released the Company from this obligation.
On October 2, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2019 and is automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. This standby letter of credit was subsequently amended on August 14, 2019 to increase the amount from $6.6 million to $14.8 million and extended the expiration date to December 31, 2020 while all other terms and conditions remained unchanged. In connection with the closing of the Credit Facility, this letter of credit was terminated and reissued under the Credit Agreement.
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
Alpha Care established irrevocable standby letters of credit with Preferred Bank, which is affiliated with one of the Company’s board members, under the APC Business Loan Agreement for a total of $3.8 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.
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

			Year Ended December 31, 2019
Entity	Facility	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000,000	10%	$5,798,674	$5,798,674	$770,000	$—
ACC	1,000,000	10%	1,288,643	1,283,078	5,565	—
MMG	3,000,000	10%	3,395,588	3,395,588	—	—
AKM	5,000,000	10%	—	—	—	—
SCHC	5,000,000	10%	4,710,385	4,710,385	—	—
BAHA	250,000	10%	4,065,992	4,065,992	—	—
	$24,250,000		$19,259,282	$19,253,717	$775,565	$—
Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2019:

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$17,570,789	$3,781,174	$5,087,961	$3,918,273	$4,783,381
Finance leases	554,935	118,920	237,840	198,175	—
Debt	247,625,000	9,500,000	24,937,500	213,187,500	—
Interest on debt	60,000,000	12,000,000	24,000,000	24,000,000	—
Total contractual obligations	$325,750,724	$25,400,094	$54,263,301	$241,303,948	$4,783,381
Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and to the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could significantly differ from those estimates under different assumptions and conditions. The Company believes that the accounting policies discussed below are those that are most important to the presentation of its financial condition and results of operations and that require its management’s most difficult, subjective and complex judgments.
Principles of Consolidation
The consolidated balance sheets as of December 31, 2019 and 2018 and consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO and Apollo Care Connect, including ApolloMed's consolidated VIE, AP-AMH, NMM’s subsidiaries, APCN-ACO and AP-ACO, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA and ICC, and APC-LSMA's consolidated subsidiaries Alpha Care and Accountable Health Care.
Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including historical medical loss ratios (“MLR”), and incurred, but not reported (“IBNR”) claims), determination of full-risk revenue and receivables (including constraints and completion factors), income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
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
Capitation and claims receivable relate to each health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from our hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables include fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, and stop loss insurance premium reimbursements from IPAs.
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
Amounts are recorded as a receivable when the Company is able to determine amounts receivable under applicable contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of December 31, 2019 and 2018, the Company's allowance for doubtful accounts were approximately $2.9 million and approximately $4.3 million, respectively.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, investment in marketable securities, receivables, loans receivable – related parties, accounts payable, certain accrued expenses, capital lease obligations, bank loan, line of credit – related party, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amount of the loan receivables – related parties, net of current portion, bank loan, capital lease obligations line of credit - related party, and long-term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality. The FASB ASC 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.
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

Equity Method
We account for certain investments using the equity method of accounting when it is determined that the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. During the period ended December 31, 2019, the Company recognized an impairment loss of approximately $0.3 million related to its investment in PASC as the Company does not believe it will recover its investment balance. Such impairment loss is included in loss from equity method investment in the accompanying consolidated statements of income. No impairment loss was recognized on equity method investments for the years ended December 31, 2018 and 2017.
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
Mezzanine Equity
Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. APC’s shares were not redeemable and it was not probable that the shares would become redeemable as of December 31, 2019 and 2018.
Revenue Recognition
The Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method on January 1, 2108. Modified retrospective adoption required entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings and noncontrolling interests at the date of initial application. Revenue from substantially all of the Company’s contracts with customers continues to be recognized over time as services are rendered. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period (“ASC 605”) (See Note 16).
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA established new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S.

federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the transition tax; (5) limitations on the deductibility of certain executive compensation; (6) changes to the bonus depreciation rules for fixed asset additions; and (7) limitations on net operating losses generated after December 31, 2018, to 80% of taxable income.
ASC Topic 740, Income Taxes (“ASC 740”), requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740.
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
Effect of New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 effective January 1, 2019 on a modified retrospective using the following practical expedients as permitted under the transition guidance within the new standard; (i) not reassess whether any expired or existing contracts are or contain leases; not reassess the lease classification for any expired or existing leases; not reassess initial direct costs for existing leases; and (ii) use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. The Company has also implemented additional internal controls to enable future preparation of financial information in accordance with ASC 842.

The standard had a material impact on our consolidated balance sheets, but did not materially impact our consolidated results of operations and had no impact on cash flows. The most significant impact was the recognition of right-of-use assets of $9.0 million and lease liabilities of $8.9 million for operating leases, while our accounting for finance leases remained substantially unchanged. The 2018 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period (ASC 840). See Note 19 for further details.

The Company elected to adopt the standard using the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, and the use-of-hindsight in determining the lease term and in assessing impairment of right-of-use assets. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases that qualify.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Borrowings under our Credit Agreement exposed us to interest rate risk. As of December 31, 2019, we had $247.6 million in outstanding borrowings under our Credit Agreement. Amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company's option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page ("LIBOR"), adjusted for any reserve requirement in effect, plus a spread of 2.00% to 3.00%, as determined on a quarterly basis based on the Company's leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company's leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. A hypothetical 1% change in our interest rates would have increased or decreased our interest expense for the years ended December 31, 2019 by $2.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Apollo Medical Holdings, Inc.
Alhambra, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, mezzanine and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
Change in Accounting Method Related to Leases and Revenue
As discussed in Notes 2 and 19 to the consolidated financial statements, the Company changed its method for accounting for leases effective January 1, 2019 as a result of the adopting Accounting Standards Codification (“ASC”) 842 - Leases.
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company changed its method for recognizing revenue from contracts with customers effective January 1, 2018 as a result of adopting ASC 606 - Revenue from Contracts with Customers.
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

Los Angeles, California

March 16, 2020

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

Assets

Current assets
Cash and cash equivalents	$103,189,328	$106,891,503
Restricted cash	75,000	—
Investment in marketable securities	116,538,673	1,127,102
Receivables, net	11,003,563	7,734,631
Receivables, net – related parties	48,136,313	48,721,325
Other receivables	16,885,448	1,003,133
Prepaid expenses and other current assets	10,315,093	7,385,098
Loans receivable	6,425,000	—
Loans receivable - related parties	16,500,000	—

Total current assets	329,068,418	172,862,792

Noncurrent assets
Land, property and equipment, net	12,129,901	12,721,082
Intangible assets, net	103,011,849	86,875,883
Goodwill	238,505,204	185,805,880
Loans receivable – related parties	—	17,500,000
Investments in other entities – equity method	28,427,455	34,876,980
Investments in privately held entities	896,000	405,000
Restricted cash	746,104	745,470
Operating lease right-of-use assets	14,247,727	—
Other assets	1,680,689	1,205,962

Total noncurrent assets	399,644,929	340,136,257

Total assets	$728,713,347	$512,999,049

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	December 31,
	2019	2018

Liabilities, Mezzanine Equity and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$27,279,579	$25,075,489
Fiduciary accounts payable	2,027,081	1,538,598
Medical liabilities	58,724,682	33,641,701
Income taxes payable	4,528,867	11,621,861
Bank loan	—	40,257
Dividend payable	271,279	—
Finance lease liabilities	101,741	101,741
Operating lease liabilities	2,990,686	—
Current portion of long term debt	9,500,000	—

Total current liabilities	105,423,915	72,019,647

Noncurrent liabilities
Lines of credit - related party	—	13,000,000
Deferred tax liability	18,269,448	19,615,935
Liability for unissued equity shares	—	1,185,025
Finance lease liabilities, net of current portion	415,519	517,261
Operating lease liabilities, net of current portion	11,372,597	—
Long-term debt, net of current portion and deferred financing costs	232,172,134	—

Total noncurrent liabilities	262,229,698	34,318,221

Total liabilities	367,653,613	106,337,868

Commitments and Contingencies (Note 13)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	168,724,586	225,117,029

Shareholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 35,908,057 and 34,578,040 shares outstanding, excluding 17,458,810 and 1,850,603 Treasury shares, at December 31, 2019 and 2018, respectively	35,908	34,578
Additional paid-in capital	159,608,293	162,723,051
Retained earnings	31,904,748	17,788,203
	191,548,949	180,545,832

Noncontrolling interest	786,199	998,320

Total shareholders’ equity	192,335,148	181,544,152

Total liabilities, mezzanine equity and shareholders’ equity	$728,713,347	$512,999,049
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2019	2018	2017

Revenue
Capitation, net	$454,168,024	$344,307,058	$272,921,240
Risk pool settlements and incentives	51,097,661	100,927,841	44,598,373
Management fee income	34,668,358	49,742,755	26,983,695
Fee-for-service, net	15,475,264	19,703,999	7,449,249
Other income	5,208,790	5,226,099	4,403,373

Total revenue	560,618,097	519,907,752	356,355,930

Operating expenses
Cost of services	467,804,899	361,132,111	273,453,287
General and administrative expenses	41,482,375	43,353,787	26,249,532
Depreciation and amortization	18,280,198	19,303,179	19,075,353
Provision for doubtful accounts	(1,363,363)	3,887,647	—
Impairment of goodwill and intangible assets	1,994,000	3,798,866	2,431,791

Total expenses	528,198,109	431,475,590	321,209,963

Income from operations	32,419,988	88,432,162	35,145,967

Other (expense) income
Loss from equity method investments	(6,900,859)	(8,125,285)	(1,112,541)
Interest expense	(4,733,256)	(560,515)	(79,689)
Interest income	2,023,873	1,258,638	1,015,204
Change in fair value of derivative instrument	—	—	(44,886)
Gain on settlement of preexisting note receivable from ApolloMed	—	—	921,938
Gain from investments – fair value adjustments	—	—	13,697,018
Other income	3,030,203	1,622,131	168,102

Total other (expense) income, net	(6,580,039)	(5,805,031)	14,565,146

Income before provision for income taxes	25,839,949	82,627,131	49,711,113

Provision for income taxes	8,166,632	22,359,640	3,886,785

Net income	17,673,317	60,267,491	45,824,328

Net income attributable to noncontrolling interests	3,556,772	49,432,489	20,022,486

Net income attributable to Apollo Medical Holdings, Inc.	$14,116,545	$10,835,002	$25,801,842

Earnings per share – basic	$0.41	$0.33	$1.01

Earnings per share – diluted	$0.39	$0.29	$0.90

Weighted average shares of common stock outstanding – basic	34,708,429	32,893,940	25,525,786

Weighted average shares of common stock outstanding – diluted	36,403,279	37,914,886	28,661,735
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF MEZZANINE AND SHAREHOLDERS’ EQUITY
	Mezzanine Equity – Noncontrolling Interest in APC			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Shareholders' Equity
		Common Stock Outstanding
		Shares	Amount
Balance at December 31, 2016	$162,855,554	25,067,953	$25,068	$87,954,346	$(773,311)	$381,617	$87,587,720
Net income	18,472,212	—	—	—	25,801,842	1,550,274	27,352,116
Shares repurchased	(1,523,550)	(132,752)	(133)	(1,652,153)	—	—	(1,652,286)
Shares issued for cash and exercise of options	266,000	232,254	233	2,059,300	—	—	2,059,533
Share-based compensation	809,528	—	—	1,933,588	—	—	1,933,588
Distribution of derivative assets - warrants	—	—	—	—	(5,294,000)	—	(5,294,000)
Noncontrolling interest capital change	—	—	—	—	—	859,430	859,430
Dividends	(8,750,000)	—	—	—	(18,000,000)	(1,697,923)	(19,697,923)
Reclassification of liability for unissued shares to equity	—	508,135	508	1,237,142	—	—	1,237,650
Effect of share exchange in Merger	—	6,109,205	6,109	61,273,274	—	3,142,000	64,421,383
Shares issued upon conversion of Alliance Note	—	520,081	520	5,375,695	—	—	5,376,215
Balance at December 31, 2017	172,129,744	32,304,876	32,305	158,181,192	1,734,531	4,235,398	164,183,426
ASC 606 Adoption	7,351,434	—	—	—	1,002,468	—	1,002,468
Net income	47,889,877	—	—	—	10,835,002	1,542,612	12,377,614
Purchase price adjustment from Merger	—	—	—	868,000	—	—	868,000
Repurchase of treasury shares	(1,263,554)	(168,493)	(168)	(3,783,921)	4,216,202	—	432,113
Shares issued for exercise of options and warrants	200,000	884,259	884	3,995,796	—	—	3,996,680
Share-based compensation	809,528	37,593	37	631,524	—	—	631,561
Noncontrolling interest capital change	—	—	—	—	—	27,500	27,500
Dividends	(2,000,000)	—	—	—	—	(1,975,010)	(1,975,010)
Acquisition of additional shares in consolidated entity	—	—	—	2,831,980	—	(2,832,180)	(200)
Release of 50% holdback shares	—	1,519,805	1,520	(1,520)	—	—	—
Balance at December 31, 2018	225,117,029	34,578,040	34,578	162,723,051	17,788,203	998,320	181,544,152
Net income	1,807,747	—	—	—	14,116,545	1,749,025	15,865,570
Repurchase of treasury shares	(283,300)	(601,581)	(601)	(7,285,784)	—	—	(7,286,385)
Shares issued for exercise of options and warrants	—	418,619	418	3,232,824	—	—	3,233,242
Share-based compensation	607,146	1,599	2	939,713	—	—	939,715
Stock subscription	754,998	—	—	—	—	—	—
Shares issued in connection with business acquisition	414,250	—	—	—	—	—	—
Cost of equity issuance of preferred shares	(878,309)	—	—	—	—	—	—
Noncontrolling interest capital change	—	—	—	—	—	27,500	27,500
Dividends	(60,000,000)	—	—	—	—	(1,988,646)	(1,988,646)
Reclassification of options liability to equity	1,185,025	—	—	—	—	—	—
Issuance of 50% holdback shares	—	1,511,380	1,511	(1,511)	—	—	—
Balance at December 31, 2019	$168,724,586	35,908,057	$35,908	$159,608,293	$31,904,748	$786,199	$192,335,148

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$17,673,317	$60,267,491	$45,824,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,753,270	19,303,179	19,075,353
Loss on disposal of property and equipment	—	41,784	—
Impairment of goodwill and intangible assets	1,994,000	3,798,866	2,431,791
Provision for doubtful accounts	(1,363,363)	3,887,647	—
Share-based compensation	1,546,861	1,441,089	2,743,116
Gain on loan assumption	(2,250,000)	—	—
Unrealized (gain) loss from investment in equity securities	(9,119)	25,005	(86,005)
Gain on settlement of preexisting note receivable from ApolloMed	—	—	(921,938)
Gain from investments – fair value adjustments	—	—	(13,697,018)
Change in fair value of derivative instrument	—	—	44,886
Loss from equity method investments	6,900,859	8,125,285	1,112,541
Deferred tax	(6,800,919)	(8,345,235)	(20,675,807)
Changes in operating assets and liabilities, net of acquisition amounts:
Receivable, net	10,713,803	(263,191)	4,108,970
Receivable, net – related parties	(1,435,306)	(28,363,108)	6,593,783
Other receivable	(15,079,346)	—	—
Prepaid expenses and other current assets	(2,755,599)	(2,813,564)	1,260,064
Right-of-use assets	2,479,862	—	—
Other assets	(572,213)	2,446	(220,925)
Accounts payable and accrued expenses	(4,883,243)	(22,669,230)	(3,687,022)
Fiduciary accounts payable	488,483	—	—
Capitation incentives payable	—	(21,500,000)	1,878,355
Medical liabilities	(2,391,459)	4,134,209	5,661,313
Income taxes payable	(7,092,994)	8,423,366	388,138
Operating lease liabilities	(2,243,511)	—	—
Net cash provided by operating activities	13,673,383	25,496,039	51,833,923

Cash flows from investing activities
Cash acquired from Merger	—	—	37,112,775
Cash received from consolidation of VIE	—	—	228,287
Purchases of marketable securities	(115,402,452)	(9,013)	(5,283)
Proceeds from loan receivable	—	—	200,000
Advances on loans receivable	(11,425,000)	(7,500,000)	(10,000,000)
Dividends received from equity method investments	240,000	607,411	1,240,000
Proceeds on sale of investments in a privately held entity	—	—	25,000
Payments for business acquisitions, net of cash acquired	(49,402,514)	—	—
Purchases of investments in privately held entities	(491,000)	(405,000)	—
Purchases of investments – equity method	(3,108,000)	(16,706,152)	—

Purchases of property and equipment	(1,041,670)	(1,170,064)	(2,084,770)
Net cash (used in) provided by investing activities	(180,630,636)	(25,182,818)	26,716,009

Cash flows from financing activities
Dividends paid	(61,717,367)	(17,758,808)	(10,447,923)
Change in noncontrolling interest capital	27,500	27,300	—
Borrowings on long-term debt	250,000,000	8,000,000	5,000,000
Borrowings on line of credit	39,600,000	—	—
Advances by NMM to ApolloMed prior to the Merger	—	—	(9,000,000)
Repayments on long-term debt	(2,375,000)	—	—
Repayments on bank loan, and lines of credit	(52,640,258)	(495,134)	—
Payment of capital lease obligations	(101,741)	(98,735)	(102,348)
Proceeds from exercise of stock options included in liabilities	—	—	425,025
Proceeds from exercise of stock options and warrants	3,123,709	3,996,677	164,797
Proceeds from common stock offering	754,998	200,000	2,160,736
Repurchase of common shares	(7,569,685)	(5,047,643)	(3,175,836)
Cost of debt and equity issuances	(5,771,444)	—	—
Net cash provided by (used in) financing activities	163,330,712	(11,176,343)	(14,975,549)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,626,541)	(10,863,122)	63,574,383

Cash, cash equivalents and restricted cash, beginning of year	107,636,973	118,500,095	54,925,712

Cash, cash equivalents and restricted cash, end of year	$104,010,432	$107,636,973	$118,500,095

Supplemental disclosures of cash flow information
Cash paid for income taxes	$20,200,000	$23,642,662	$24,362,223
Cash paid for interest	4,257,536	462,336	51,043

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of stock options	$—	$109	$—
Dividend declared included in dividend payable	271,279	—	—
APC stock issued in exchange for AMG	414,250	—	—
Deferred tax liability adjusted to goodwill	6,334,368	1,110,456	—
Reclassification of liability for equity shares	1,185,025	—	—
Purchase price adjustment for acceleration of vested stock options	—	868,000	—
Conversion of loan receivable to investment in Accountable Health Care, IPA	—	5,000,000	—
Reclassification of dividends related to share repurchase	—	4,216,202	—
Reclassification of APS noncontrolling interest to equity related to purchase of additional shares	—	2,832,180	—
Distribution of warrants to former NMM shareholders	—	—	5,294,000
Issuance of common stock upon conversion of debt and accrued interest	—	—	5,376,215
Reclassification of liability for unissued common shares payable to equity	—	—	1,237,650
Non-cash purchase consideration for acquisition – fair value of equity consideration to pre-Merger ApolloMed shareholders	—	—	61,092,050

Non-cash purchase consideration for acquisition – fair value of preferred stock held by former NMM shareholders	—	—	19,118,000
Non-cash purchase consideration for acquisition – fair value of NMM’s 50% share of APAACO	—	—	5,129,000
Non-cash purchase consideration for acquisition – acceleration of unvested stock compensation	—	—	187,333

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows.

	Years Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$103,189,328	$106,891,503	$99,749,199
Restricted cash – long-term - letters of credit	746,104	745,470	745,235
Restricted cash – short-term	75,000	—	18,005,661
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$104,010,432	$107,636,973	$118,500,095
See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business
Apollo Medical Holdings, Inc. (“ApolloMed”) entered into an Agreement and Plan of Merger dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017) (the “Merger Agreement”) with Apollo Acquisition Corp., a California corporation and wholly-owned subsidiary of ApolloMed, (“Merger Subsidiary”), Network Medical Management, Inc. (“NMM”), and Kenneth Sim, M.D., in his capacity as the representative of the shareholders of NMM, pursuant to which Merger Subsidiary merged with and into NMM, with NMM as the surviving corporation (the “Merger”). The Merger closed and became effective on December 8, 2017 (the “Closing”) (see Note 3). As a result of the Merger, NMM is now a wholly-owned subsidiary of ApolloMed and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and control of the board of directors of ApolloMed. Effective as of the Closing, ApolloMed’s board of directors approved a change in ApolloMed’s fiscal year end from March 31 to December 31 to correspond with NMM’s fiscal year end prior to the Merger.
The combined company, following the Merger, together with its affiliated physician groups and consolidated entities (collectively, the “Company”) is a physician-centric integrated population health management company working to provide coordinated, outcomes-based medical care in a cost-effective manner and to patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organization (“HMO”) plans, with a portion of the Company’s revenue coming from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: NMM, Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. (“APAACO”) and Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.
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
On July 1, 1999, APC entered into an amended and restated management and administrative services agreement with NMM (initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a VIE as NMM is the primary beneficiary with the ability to direct the activities that most significantly affect APC’s economic performance through its majority representation of the APC Joint Planning Board. Accordingly, APC is consolidated by NMM.
AP-AMH Medical Corporation (“AP-AMH”) was formed on May 7, 2019 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH. ApolloMed makes all the decisions on behalf of AP-AMH and funds and receives all the distributions from its operations. ApolloMed has the right to receive benefits from the operations of AP-AMH and has the option, but not the obligation, to cover its losses. AP-AMH's sole function and only activity is to act as the nominee shareholder for ApolloMed's investments in APC. Therefore, AP-AMH is controlled and consolidated by ApolloMed as the primary beneficiary of this variable interest entity (“VIE”).

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

On September 11, 2019, ApolloMed completed the following series of transactions with its affiliates, AP-AMH and APC:

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

2.
AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for aggregate consideration of $545.0 million in a private placement. Under the terms of the APC Certificate of Determination of Preferences of Series A Preferred Stock (the "Certificate of Determination"), AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (i) APC's net income from Healthcare Services (as defined in the Certificate of Determination), plus (ii) any dividends received by APC from certain of APC's affiliated entities, less (iii) any Retained Amounts (as defined in the Certificate of Determination). During the year ended December 31, 2019, APC distributed $8.9 million to ApolloMed as preferred returns.

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

As of a result of the transaction, APC's ownership in ApolloMed increased to 32.50% at December 31, 2019 from 4.82% at December 31, 2018.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed on March 25, 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, is organized by a group of highly qualified physicians, and the surgical center utilizes some of the most advanced equipment in Eastern Los Angeles County and San Gabriel Valley. The facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. As of December 31, 2019 APC's ownership percentage in CDSC’s capital stock was 45.01%. CDSC is consolidated as a VIE by APC as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC.

APC-LSMA Designated Shareholder Medical Corporation ("APC-LSMA") was formed on October 15, 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation ("Accountable Health Care"), and AMG, a Professional Medical Corporation ("AMG").

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Alpha Care, an IPA, was acquired 100% by APC-LSMA on May 31, 2019 for an aggregate purchase price of $45.1 million in cash, has been operating in California since 1993 and is a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to over 174,000 enrollees, as of December 31, 2019, and focuses on Medi-Cal/Medicaid, Commercial, Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California (see Note 3).
Accountable Health Care is a California based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable Health Care currently has a network of over 400 primary care physicians and 700 specialty care physicians, and five community and regional hospital medical centers that provide quality health care services to more than 84,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and the California Healthy Families program. On August 30, 2019, APC and APC-LSMA acquired the remaining outstanding shares of capital stock they did not already own (comprising 75%) for $7.3 million in cash (see Note 3 and Note 6).
AMG is a network of family practice clinics operating in three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and Commercial patients through its networks of doctors and nurse practitioners. On September 10, 2019, APC-LSMA acquired 100% of the aggregate issued and outstanding shares of capital stock of AMG for $1.2 million in cash and $0.4 million of APC common stock (see Note 3).
Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed on June 4, 2014, for the purpose of holding the investment in Universal Care, Inc. (“UCI”).
APAACO, a wholly-owned subsidiary of ApolloMed, has participated in the next generation accountable care organization (“NGACO") model of the Centers for Medicare & Medicaid Services (“CMS”) since January 2017. The NGACO Model is a new CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model. In addition to APAACO, NMM and AMM previously operated three accountable care organizations (“ACOs”) that participated in the Medicare Shared Savings Program (“MSSP”), the goal of which was to improve the quality of patient care and outcomes through more efficient and coordinated approach among providers. MSSP revenues are uncertain, and, if such amounts are payable by CMS, they will be paid on an annual basis significantly after the time earned, and are contingent on various factors, including achievement of the minimum savings rate for the relevant period. Such payments are earned and made on an “all or nothing” basis.
AMM, a wholly-owned subsidiary of ApolloMed, manages affiliated medical groups, consisting of ApolloMed Hospitalists (“AMH”), a hospitalist company and Southern California Heart Centers (“SCHC”). AMH provides hospitalist, intensivist and physician advisor services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing.
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
Principles of Consolidation
The consolidated balance sheets as of December 31, 2019 and 2018 and consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO, and Apollo Care Connect, including ApolloMed's consolidated VIE, AP-AMH, NMM’s subsidiaries, APCN-ACO and AP-ACO, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and APC-LSMA's consolidated subsidiaries Alpha Care and Accountable Health Care.
All material intercompany balances and transactions have been eliminated in consolidation.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (including historical medical loss ratios (“MLR”), and incurred, but not reported (“IBNR”) claims), determination of full-risk revenue and receivables (including constraints and completion factors), income taxes and valuation of share-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
Variable Interest Entities
On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly owned by it in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements (“MSA”). To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

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
If the Company concludes that any of the three characteristics of a VIE are met, the Company will conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.
Variable interest model

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belongs to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer Note 18 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIE. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting, refer to Note 6 – “Investments in Other Entities” for entities that qualify as VIEs but the Company is not the primary beneficiary.
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company believes it is not exposed to any significant credit risk on its cash and cash equivalents. As of December 31, 2019 and 2018, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $226.5 million, which included approximately $116.5 million in certificates of deposit that was treated as marketable securities (see section below) and $118.6 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Restricted Cash
Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts. As of December 31, 2019 and December 31, 2018, there was $0.1 million and $0, respectively, included in restricted cash short-term in the accompanying consolidated balance sheets.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. As of December 31, 2019 and 2018, marketable securities in the amount of approximately $116.5 million and $1.1 million, consist of certificates of deposit with various financial institutions with maturity dates from four months to twenty-four months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.
Receivables and Receivables – Related Parties

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
Capitation and claims receivable relate to each health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from our hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables include fee-for-services (“FFS”) reimbursement for patient care, claims recovery, certain expense reimbursements, and stop loss insurance premium reimbursements.
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
Amounts are recorded as a receivable when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. The Company continuously monitors its collections of receivables and its policy is to write off receivables when they are determined to be uncollectible. As of December 31, 2019 and 2018, the Company's allowance for doubtful accounts were approximately $2.9 million and approximately $4.3 million, respectively.
Concentrations of Risks

The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. All of the revenues are generated from healthcare delivery in the state of California. The following table presents disaggregated revenue generated by each payor type:

	Years Ended December 31,
	2019	2018	2017
Commercial	$107,339,950	$113,000,115	$116,947,692
Medicare	226,001,659	226,353,120	120,448,509
Medicaid	192,595,964	134,904,142	92,590,894
Other third parties	34,680,524	45,650,375	26,368,835
Revenue	$560,618,097	$519,907,752	$356,355,930
The Company had major payors that contributed the following percentages of net revenue:

	Years Ended December 31,
	2019	2018	2017
Payor A	13.6%	14.6%	14.1%
Payor B	13.4%	18.7%	18.1%
Payor C	*%	*%	11.1%
Payor D	*%	14.1%	11.3%
Payor E	11.7%	14.1%	*%
Payor F	12.9%	*%	*%

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

*	Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of gross receivables:

	As of December 31,
	2019	2018
Payor G	30.4%	34.1%
Payor H	36.0%	42.2%
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
Fair Value Measurements of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, investment in marketable securities, receivables, loans receivable – related parties, accounts payable, certain accrued expenses, capital lease obligations, bank loan, and current portion of long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of the loans receivable – related parties, finance lease liabilities, net of current portion, operating lease liabilities, net of current portion, line of credit – related party, and long-term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.
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
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019 are presented below:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$50,731,008	$—	$—	$50,731,008
Marketable securities – certificates of deposit	116,468,555	—	—	116,468,555
Marketable securities – equity securities	70,118	—	—	70,118

Total	$167,269,681	$—	$—	$167,269,681
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2018 are presented below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$85,500,745	$—	$—	$85,500,745
Marketable securities – certificates of deposit	1,066,103	—	—	1,066,103
Marketable securities – equity securities	60,999	—	—	60,999

Total	$86,627,847	$—	$—	$86,627,847

*	Included in cash and cash equivalents
There were no Level 2 or Level 3 inputs measured on a recurring or non-recurring basis for the years ended December 31, 2019 and 2018.
There have been no changes in Level 1, Level 2, or Level 3 classifications and no changes in valuation techniques for these assets for the year ended December 31, 2019.
Intangible Assets and Long-Lived Assets
Intangible assets with finite lives include network/payor relationships, management contracts and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.
Intangible assets with finite lives also include a patient management platform and tradename/trademarks whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses and is amortized using the straight-line method.
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the year ended December 31, 2019 and 2018. For the year ended December 31, 2017 the Company wrote off the remaining carrying value of the intangible assets of APCN-ACO and AP-ACO of $2.4 million (included in impairment of goodwill and intangible assets in the accompanying consolidated statement of income), as these member relationships are no longer utilized by an entity controlled by NMM and therefore do not provide any future economic benefit.
Goodwill and Indefinite-Lived Intangible Assets
Under FASB ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit's fair value, an impairment loss is recognized for the difference. The fair values of goodwill are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.
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
The Company wrote off indefinite-lived intangible assets of approximately $2.0 million related to Medicare licenses, acquired as part of the Merger, and approximately $3.8 million of goodwill related to MMG during the years ended December 31, 2019 and December 31, 2018, respectively, as the Company will no longer utilized these assets and therefore these assets will not provide any future economic benefits. The write-offs are included in impairment of goodwill and intangible assets in the accompanying consolidated statements of income (refer to Note 3 and 5). There was no impairment of indefinite-lived intangible assets for the year ended December 31, 2017.
Investments in Other Entities – Equity Method
Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Loss from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. During the years ended December 31, 2019, the Company recognized an impairment loss of approximately $0.3 million related to its investment in PASC as the Company does not believe it will recover its investment balance. Such impairment loss is included in loss from equity method investments in the accompanying consolidated statements of income. There was no impairment loss recorded related to equity method investments for the years ended December 31, 2018 and 2017.
Medical Liabilities
APC, Alpha Care, Accountable Health Care, APAACO and MMG are responsible for integrated care that the associated physicians and contracted hospitals provide to its enrollees. APC, Alpha Care, Accountable Health Care, APAACO and MMG provide integrated care to HMOs, Medicare and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying consolidated statements of income.
An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimated IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation.
During the year ended December 31, 2017, as APAACO’s NGACO program was new and there was insufficient claims history, the medical liabilities for the NGACO program were estimated and recorded at 100% of the revenue less actual claims processed for or paid to in-network providers. The Company was notified by CMS that under the NGACO alternative payment arrangement the Company was paid an excess amount of approximately $34.5 million and $7.8 million related to the first performance year (January 1, 2017 through December 31, 2017) and second performance year (February 1, 2018 through December 31, 2018) with 18 month claims run outs, respectively. The excess amount for the first performance year was paid by the Company on December 4, 2018, the excess for the second performance year will be paid in February 2020 and have been accrued in accounts payable and accrued expense account in the accompanying consolidated balance sheet as of December 31, 2019 and 2018. The excess amount related to the first performance year was previously accrued as part of the medical liabilities accrual on December 31, 2017. In 2018 and 2019, the Company had sufficient claims history and was able to estimate such IBNR amount using the aforementioned method.
Revenue Recognition
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third party payors (e.g., hospitals and IPAs); and (v) individual patients and clients.
On January 1, 2018, the Company adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings and noncontrolling interests at the date of initial application. Revenue from substantially all of the Company’s contracts with customers continues to be recognized over time as services are rendered. The Company has elected to apply the modified retrospective method only to contracts not completed as of January 1, 2018. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period (“ASC 605”) (See Note 16).
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
Risk Pool Settlements and Incentives
APC enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Under ASC 605, the Company has historically recognized revenue from risk pool settlements under arrangements with health plans and hospitals when such amounts are known as the related revenue amounts were not deemed to be fixed and determinable until that time. Under ASC 606, risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factor and constraint percentages were used by management in applying the most likely amount methodology.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for our efforts to improve the quality of services and efficient and effective use of pharmacy supplemental benefits provided to HMO members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. Under ASC 605, the Company has historically recognized incentives under “pay-for-performance” programs when such amounts are known as the related revenue amounts were not deemed to be fixed and determinable until that time. Under ASC 606, incentives under “pay-for-performance” programs are recognized using the most likely methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared risk pool and incentive payments these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.
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
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency or lack thereof, respectively, in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. Under both ASC 605 and ASC 606, the Company records NGACO capitation revenues monthly, as that is when the Company is obligated to provide services to its members. Excess, over claims paid plus an estimate for the related IBNR (see Note 9), monthly capitation received are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR, risk adjustment factors, stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will probably not be reversed in the future and therefore this shared risk pool revenue is considered fully constrained. The Company received $0.9 million and $5.9 million in risk pool savings, related to the 2018 and 2017 performance year, respectively, and have recognized it as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the year ended December 31, 2019 and 2018, respectively.
In October 2017, CMS notified the Company that it would not be renewed for participation in the AIPBP mechanism of the NGACO Model for performance year 2018 due to certain alleged deficiencies in performance. The Company submitted a reconsideration request. In December 2017, the Company received the official decision on its reconsideration request that CMS reversed the prior decision against the Company’s continued participation in the AIPBP mechanism. As a result, beginning in February 2018, the Company was eligible to receive monthly AIPBP at a rate of approximately $7.3 million per month from CMS, which was reduced to $5.5 million per month beginning October 1, 2018. The Company will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company continues to be eligible in receiving AIPBP under the NGACO Model for performance year 2019, with the effective date of the performance year beginning April 1, 2019. The monthly AIPBP received by the Company for performance year 2019 was approximately $8.3 million per month for the period from April 1, 2019 through August 30, 2019. Subsequently, CMS adjusted the AIPBP to approximately $3.7 million for the period starting September 1, 2019 based on CMS' updated estimate of total claims to be incurred. The Company has received approximately $56.1 million in total AIPBP for the year ended December 31, 2019 of which $56.1 million has been recognized as revenue. The Company also recorded assets of approximately $6.5 million related to recoverable claims paid during the year ended December 31, 2019 which will be administered following instructions from CMS, a receivable of $8.5 million related to IBNR incurred, $3.0 million related to final settlement of the 2017 performance year, and $0.9 million related to the Company's shared risk earnings for the 2018 performance year. These balances are included in “Other receivables” in the accompanying consolidated balance sheet.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians. Under the FFS arrangements, the Company bills, and receive payments from, the hospitals and third-party payors for physician staffing and further bills patients or their third-party payors for patient care services provided. Under both ASC 605 and ASC 606, FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and are recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the financial statements. The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.
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
Contract Assets

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Typically, revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets are comprised of receivables and receivables – related parties. Generally, the Company does not have material amounts of other contract assets.
The Company's billing and accounting systems provide historical trends of cash collections and contractual write-offs, accounts receivable aging and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly as revenues are recognized. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance.
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $8.9 million and $9.1 million as of December 31, 2019 and December 31, 2018, respectively, and is presented within the “Accounts Payable and Accrued Expenses” line item of the accompanying consolidated balance sheets. Approximately $0.5 million of the Company’s contracted liability accrued in 2018 has been recognized as revenue during the year ended December 31, 2019.
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
Basic and Diluted Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of dilutive securities outstanding during the periods presented, using treasury stock method. See Note 17 for a discussion of shares treated as treasury shares for accounting purposes.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Mezzanine Equity
Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of December 31, 2019 and 2018.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which amends the existing accounting standards for leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 effective January 1, 2019 on a modified retrospective basis using the following practical expedients as permitted under the transition guidance within the new standard; (i) not reassess whether any expired or existing contracts are or contain leases; not reassess the lease classification for any expired or existing leases; not reassess initial direct costs for existing leases; and (ii) use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. The Company has also implemented additional internal controls to enable future preparation of financial information in accordance with ASC 842.

The standard had a material impact on our consolidated balance sheets, but did not materially impact our consolidated results of operations and had no impact on cash flows. The most significant impact was the recognition of right-of-use assets of $9.0 million and lease liabilities of $8.9 million for operating leases on the date of adoption, while our accounting for finance leases remained substantially unchanged. The 2018 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period (ASC 840). See Note 19 for further details.

In addition, the Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases under 12 months term.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 became effective on January 1, 2020. Based on the composition of the Company's investment portfolio and historical credit loss activity of receivables, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part 1) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part 1 of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2017-11 on January 1, 2019. The adoption of ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-17 is not expected to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2019-12 will have on the Company's consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)" ("ASU 2020-01"). This ASU clarifies the interaction between accounting for equity securities, equity method investments and certain derivative instruments. This amendment in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2020-01 will have on the Company's consolidation financial statements.
With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

3.	Business Combination and Goodwill
On December 8, 2017, (the “Effective Time”) the merger (the “Merger”) of ApolloMed’s wholly-owned subsidiary, Apollo Acquisition Corp., with Network Medical Management, Inc. was completed, in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of December 21, 2016 (as amended on March 30, 2017 and October 17, 2017), by and among the Company, Merger Sub, NMM and Kenneth Sim, M.D., as the NMM shareholders’ representative. As a result of the Merger, NMM now is a wholly-owned subsidiary of ApolloMed and former NMM shareholders own a majority of the issued and outstanding common stock of the Company and control the Board of ApolloMed. As of the Effective Time, the Company’s board of directors approved a change in the Company’s fiscal year end from March 31 to December 31.
Pursuant to the Merger Agreement, at the Effective Time, each issued and outstanding share of NMM common stock converted into the right to receive (i) such number of fully paid and nonassessable shares of ApolloMed’s common stock that resulted in the NMM shareholders having a right to receive an aggregate number of shares of ApolloMed’s common stock that represented 82% of the total issued and outstanding shares of ApolloMed common stock immediately following the Effective Time, with no NMM dissenting shareholder interests as of the Effective Time (the “exchange ratio”), plus (ii) an aggregate of 2,566,666 ApolloMed’s common stock, with no NMM dissenting shareholder interests as of the Effective Time, and (iii) common stock warrants to purchase a pro-rata portion of an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share and warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed at $10.00 per share. At the Effective Time, pre-Merger ApolloMed stockholders held their existing shares of ApolloMed’s common stock. At the Effective Time, ApolloMed held back 10% of the total number of shares of ApolloMed’s common stock issuable to pre-Merger NMM shareholders in the Merger to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. Separately, indemnification of pre-Merger NMM shareholders under the Merger Agreement was made by the issuance by ApolloMed to pre-Merger NMM shareholders of new additional shares of common stock (capped at the same number of shares of ApolloMed’s common stock as are subject to the holdback for the indemnification of ApolloMed). These holdback shares will be held for a period of up to 24 months after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger agreement, by NMM. Half of these shares will be issued on the first and second anniversary of the Effective Time respectively. As of December 31, 2019 all holdback shares had been released.
For purposes of calculating the exchange ratio, (A) the aggregate number of shares of ApolloMed common stock held by the NMM shareholders immediately following the Effective Time excluded (i) any shares of ApolloMed common stock owned by NMM shareholders immediately prior to the Effective Time, (ii) the Series A warrant and Series B warrant issued by ApolloMed to NMM to purchase ApolloMed common stock (the “ApolloMed Warrants”) and (iii) any shares of ApolloMed common stock issued or

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

issuable to NMM shareholders pursuant to the exercise of the ApolloMed Warrants, and (B) the total number of issued and outstanding shares of ApolloMed common stock immediately following the Effective Time excluded 520,081 shares of ApolloMed common stock issued or issuable under a Convertible Promissory Note to Alliance Apex, LLC (“Alliance”), whose 50% member and manager is a member of ApolloMed’s board of directors, for $5.0 million and accrued interest pursuant to the Securities Purchase Agreement between ApolloMed and Alliance dated as of March 30, 2017.
The consideration for the transaction was 18% of the total issued and outstanding shares of ApolloMed common stock, or 6,109,205 (immediately following the Merger).
In addition, the fair value of NMM’s 50% interest in APAACO, an entity that was owned 50% by ApolloMed and 50% by NMM, was remeasured at fair value as of the Effective Time and added to the consideration transferred to ApolloMed as a result of NMM relinquishing its equity investment in APAACO in order to obtain control of ApolloMed. The fair value of NMM’s noncontrolling interest in APAACO was $5.1 million.
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
NMM currently owns all the shares of ApolloMed Series A preferred stock and Series B preferred stock, which were acquired prior to the Merger.  As part of the Merger, the ApolloMed Series A preferred stock and Series B preferred stock are remeasured at fair value and included as part of the consideration transferred to ApolloMed. The fair value of the Series A preferred stock and Series B preferred stock is reflective of the liquidation preferences, claims of priority and conversion option values thereof. In aggregate, the Series A preferred stock and Series B preferred stock were valued to be $19.1 million. The valuation methodology was based on an Option Pricing Method ("OPM") which utilized the observable publicly traded common stock price in valuing the Series A preferred stock and the Series B preferred stock within the context of the capital structure of the Company. OPM assumptions included an expected term of 2 years, volatility rate of 37.9%, and a risk-free rate of 1.8%. The fair value of the liquidation preference for the Series A preferred stock and the Series B preferred stock was determined to be $12.7 million and the fair value of the conversion option was determined to be $6.4 million or an aggregate total fair value of $19.1 million.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

(3)	Fair value of NMM’s 50% share of APA ACO Inc.
Prior to the Merger, APAACO was owned 50% by ApolloMed and 50% NMM. NMM’s noncontrolling interest in APAACO has been remeasured at fair value as of the closing date and is added to the consideration transferred to ApolloMed as a result of NMM relinquishing its equity investment in APAACO in order to obtain control of ApolloMed. The fair value of NMM’s noncontrolling interest in APAACO has been estimated to be $5.1 million using the discounted cash flow method and NMM recorded a gain on investment for the same amount to reflect the fair value of this investment prior the Merger.

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
The following table sets forth the final allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of ApolloMed and MMG (see “MMG Transaction” below), with the excess recorded as goodwill:

Balance Sheet
Assets acquired
Cash and cash equivalents	$36,367,555
Accounts receivable, net	7,261,588
Other receivables	3,211,028
Prepaid expenses	249,193
Property, plant and equipment, net	1,114,332
Restricted cash	745,220
Fair value of intangible assets acquired	14,984,000
Deferred tax assets	2,498,417
Other assets	217,241
Goodwill	86,197,395
Accounts payable and accrued liabilities	(8,632,893)
Medical liabilities	(39,353,540)
Line of credit	(25,000)
Convertible note payable, net	(5,376,215)
Convertible note payable - related party	(9,921,938)
Noncontrolling interest	(3,142,000)
Net assets acquired	$86,394,383

Total purchase consideration	$86,394,383
During the year ended December 31, 2018, goodwill related to the Merger increased by $0.7 million due to the $0.9 million increase in the fair value of the outstanding ApolloMed stock options, which was partially offset by the $0.2 million decrease in the related deferred tax asset with a commensurate adjustment recorded to additional paid in capital. In addition, during the year ended December 31, 2018, goodwill and deferred tax assets decreased by $0.9 million resulting from an adjustment associated with the allocation of the Merger transaction costs. As a result, in aggregate, during the year ended December 31, 2018, goodwill decreased by $0.2 million.

Convertible Note Payable – Related Party

On March 30, 2017, ApolloMed issued a Convertible Promissory Note to Alliance Apex, LLC (“Alliance Note”) for $5.0 million. Alliance’s 50% member and manager is a member of ApolloMed’s board of directors. The Alliance Note was due and payable to Alliance Apex, LLC on (i) March 31, 2018, or (ii) the date on which the Change of Control Transaction is terminated, whichever occurs first. As a result of the Merger, the Alliance Note together with the accrued and unpaid interest, automatically converted

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

into shares of the Company’s common stock, at a conversion price of $10.00 per share (see Note 12). The Alliance Note was guaranteed by NMM prior to its conversion.
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
Alpha Care Medical Group, Inc.
On May 31, 2019, APC and APC-LSMA completed their acquisition of 100% of the capital stock of Alpha Care from Dr. Kevin Tyson for an aggregate purchase price of approximately $45.1 million in cash, subject to post-closing adjustments. As part of the transaction the Company deposited $2.0 million into an escrow account for potential post-closing adjustments. As of December 31, 2019 no post-closing adjustment is expected to be paid to Dr. Tyson and the full amount of the escrow account is expected to be returned to the Company. As such, the escrow amount is presented within Prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

Preliminary Balance Sheet
Assets acquired
Cash and cash equivalents	$3,568,554
Accounts receivable, net	10,335,664
Other current assets	4,360,850
Network relationship intangible assets	22,636,000
Goodwill	28,585,209
Accounts payable	(2,776,631)
Deferred tax liabilities	(6,334,368)
Medical liabilities	(15,319,714)
Net assets acquired	$45,055,564

Cash paid	$45,055,564

Accountable Health Care, IPA
On August 30, 2019, APC and APC-LSMA, acquired the remaining outstanding shares of capital stock they did not already own (comprising 75%) in Accountable Health Care in exchange for $7.3 million in cash. In addition to the payment of $7.3 million APC assumed all assets and liabilities of Accountable Health Care, including loans payable to NMM and APC of $15.4 million, which has been eliminated upon consolidation. Including the 25% investment valued at $2.4 million already owned by APC the total purchase price was $25.1 million (see Note 6).

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

Preliminary Balance Sheet
Assets acquired
Cash and cash equivalents	$581,965
Accounts receivable, net	5,150,060
Other current assets	198,056
Network relationship intangible assets	11,411,000
Goodwill	23,018,675
Accounts payable	(3,211,349)
Medical liabilities	(12,154,726)
Subordinated loan	(15,327,013)
Net assets acquired	$9,666,668

Equity investment contributed	$2,416,668
Cash paid	$7,250,000
The Company also completed one additional acquisition (AMG) on September 10, 2019 for total consideration of $1.6 million, of which $0.4 million was in the form of APC common stock. The business combination did not meet the quantitative thresholds to require separate disclosures based on the Company's consolidated net assets, investments and net income.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Pro Forma Financial Information for All 2019 Acquisitions
The following unaudited pro forma supplemental information is based on estimates and assumptions that ApolloMed believes are reasonable. However, this information is not necessarily indicative of the Company's consolidated results of income in future periods or the results that actually would have been realized if ApolloMed and the acquired businesses had been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2018. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.
The supplemental information on an unaudited pro forma financial basis presents the combined results of ApolloMed and its 2019 acquisitions as if each acquisition had occurred on January 1, 2018:

	Year Ended December 31, 2019 (unaudited)	Year Ended December 31, 2018 (unaudited)

Revenue	$658,010,954	$726,074,752
Net income	$10,867,496	$58,879,491
Net income attributable to Apollo Medical Holdings, Inc.	$7,310,724	$9,447,002
EPS - Basic	$0.21	$0.29
EPS - Diluted	$0.20	$0.25
The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired were recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of the company acquired have been included in the Company's financial statements from the respective dates of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.
Goodwill is not deductible for tax purposes.
The following is a summary of goodwill activity for the years ended December 31, 2019 and 2018:

Amount

Balance at January 1, 2018	$189,847,202
Adjustments	(242,456)
Impairment - (MMG)	(3,798,866)
Balance at December 31, 2018	$185,805,880
Acquisitions	52,699,324

Balance at December 31, 2019	$238,505,204
During December 31, 2018, the Company wrote off the remaining goodwill balance of MMG of $3.8 million (included in impairment of goodwill and intangible assets in the accompanying consolidated statements of income), as MMG was no longer utilized and therefore did not provide any future economic benefit.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

4.	Land, Property and Equipment, Net
Land, property and equipment, net consisted of:

	December 31, 2019	December 31, 2018

Land	$3,300,000	$3,300,000
Buildings	2,357,709	2,326,189
Computer software	3,088,508	2,929,317
Furniture and equipment	12,584,619	11,786,345
Construction in progress	167,248	144,008
Leasehold improvements	6,654,993	6,236,189

	28,153,077	26,722,048

Less accumulated depreciation and amortization	(16,023,176)	(14,000,966)

Land, property and equipment, net	$12,129,901	$12,721,082
As of December 31, 2019 and 2018, the Company had finance leases totaling $0.5 million and $0.6 million, respectively, included in Land, property and equipment, net in the accompanying consolidated balance sheets.
Depreciation expense was $2.0 million, $2.2 million and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.

5.	Intangible Assets, Net
At December 31, 2019, intangible assets, net consisted of the following:

	Useful Life (Years)	Gross January 1, 2019	Additions	Impairment/ Disposal	Gross December 31, 2019	Accumulated Amortization	Net December 31, 2019
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$—	$(1,994,000)	$—	$—	$—
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	34,047,000	—	143,930,000	(60,524,996)	83,405,004
Management contracts	15	22,832,000	—	—	22,832,000	(9,676,381)	13,155,619
Member relationships	12	6,696,000	—	—	6,696,000	(2,352,133)	4,343,867
Patient management platform	5	2,060,000	—	—	2,060,000	(858,329)	1,201,671
Tradename/trademarks	20	1,011,000	—	—	1,011,000	(105,312)	905,688
		$144,476,000	$34,047,000	$(1,994,000)	$176,529,000	$(73,517,151)	$103,011,849

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

At December 31, 2018, intangible assets, net consisted of the following:

	Useful Life (Years)	Gross January 1, 2018	Additions	Impairment/ Disposal	Gross December 31, 2018	Accumulated Amortization	Net December 31, 2018
Indefinite Lived Assets:
Medicare license	N/A	$1,994,000	$—	$—	$1,994,000	$—	$1,994,000
Amortized Intangible Assets:
Network relationships	11-15	109,883,000	—	—	109,883,000	(48,361,773)	61,521,227
Management contracts	15	22,832,000	—	—	22,832,000	(7,447,581)	15,384,419
Member relationships	12	6,696,000	—	—	6,696,000	(1,289,667)	5,406,333
Patient management platform	5	2,060,000	—	—	2,060,000	(446,333)	1,613,667
Tradename/trademarks	20	1,011,000	—	—	1,011,000	(54,763)	956,237
		$144,476,000	$—	$—	$144,476,000	$(57,600,117)	$86,875,883
Amortization expense was $16.3 million, $17.1 million and $17.5 million (including $0.3 million, $0.4 million and $0.4 million of amortization expense for exclusivity incentives) for the years ended December 31, 2019, 2018, and 2017, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.
During the year ended December 31, 2019, the Company wrote off indefinite-lived intangible assets of $2.0 million related to Medicare licenses it acquired as part of the Merger. The Company will no longer utilize these licenses and as such the Company will not receive future economic benefits.
Future amortization expense is estimated to be as follows for the years ending December 31:

Amount

2020	$16,026,000
2021	14,542,000
2022	12,673,000
2023	10,842,000
2024	9,830,000
Thereafter	39,099,000

$103,012,000

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

6.	Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following:

	December 31, 2019	December 31, 2018

Universal Care, Inc.	$1,438,199	$2,635,945
LaSalle Medical Associates – IPA Line of Business	6,396,706	7,054,888
Diagnostic Medical Group	2,334,083	2,257,346
Pacific Medical Imaging & Oncology Center, Inc.	1,395,878	1,359,494
Pacific Ambulatory Surgery Center, LLC	—	285,198
Accountable Health Care IPA	—	4,977,957
531 W. College, LLC	16,697,898	16,273,152
MWN, LLC	164,691	33,000

	$28,427,455	$34,876,980
LaSalle Medical Associates - IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and currently operates six neighborhood medical centers through its network of more than 2,300 PCP and Specialists providers, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal and they also accept Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to more than 310,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the year ended December 31, 2019, APC recorded a net loss of $2.8 million from its investment in LMA as compared to net loss of $2.4 million for the year ended December 31, 2018, in the accompanying consolidated statements of income. During the year ended December 31, 2019, the Company contributed $2.1 million to LMA as part of its 25% interest. The investment balance was $6.4 million and $7.1 million at December 31, 2019 and 2018, respectively.
LMA’s IPA line of business unaudited summarized balance sheets at December 31, 2019 and 2018 and unaudited summarized statements of operations for the years ended December 31, 2019 and 2018 are as follows:
Balance Sheets

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2019 (unaudited)	December 31, 2018 (unaudited)

Assets
Cash and cash equivalents	$6,345,195	$18,444,702
Receivables, net	5,123,228	2,897,337
Other current assets	3,526,319	5,459,442
Loan receivable	2,250,000	1,250,000
Restricted cash	683,358	667,414

Total assets	17,928,100	28,718,895
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$23,529,745	$26,837,814
Stockholders’ (deficit) equity	(5,601,645)	1,881,081

Total liabilities and stockholders’ (deficit) equity	$17,928,100	$28,718,895
Statements of Operations

	Year Ended December 31, 2019 (unaudited)	Year Ended December 31, 2018 (unaudited)

Revenues	$194,020,435	$239,031,485
Expenses	205,153,162	251,738,193

Loss from operations	(11,132,727)	(12,706,708)

Other Income	—	173,356

Loss before income tax benefit	(11,132,727)	(12,533,352)

Income tax benefit	—	(3,334,332)

Net loss	$(11,132,727)	$(9,199,020)
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
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract APC paid PMIOC fees of $2.7 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the year ended December 31, 2019, APC recorded net income of $36,384 from its investment as compared to net loss of $41,199 for the

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

year ended December 31, 2018 in the accompanying consolidated statements of income and has an investment balance of $1.4 million at December 31, 2019 and 2018, respectively.
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
During the years ended December 31, 2019 and 2018, APC recorded losses from this investment of $1.2 million and $6.0 million, respectively, in the accompanying consolidated statements of income and has an investment balance of $1.4 million and $2.6 million at December 31, 2019 and 2018, respectively.
UCI’s unaudited balance sheets at December 31, 2019 and 2018 and unaudited statements of operations for the years ended December 31, 2019 and 2018 are as follows:
Balance Sheets

	December 31, 2019 (unaudited)	December 31, 2018 (unaudited)
Assets
Cash	$33,889,962	$27,812,520
Receivables, net	63,843,009	46,978,703
Other current assets	38,280,156	18,670,350
Other assets	882,243	661,621
Property and equipment, net	4,021,341	2,786,996

Total assets	$140,916,711	$96,910,190

Liabilities and stockholders’ deficit

Current liabilities	$128,330,389	$89,731,133
Other liabilities	33,132,948	25,024,043
Stockholders’ deficit	(20,546,626)	(17,844,986)

Total liabilities and stockholders’ deficit	$140,916,711	$96,910,190

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Statements of Operations

	Year Ended December 31, 2019 (unaudited)	Year Ended December 31, 2018 (unaudited)
Revenues	$500,374,910	$326,719,634
Expenses	502,566,659	335,242,582

Loss before income tax provision	(2,191,749)	(8,522,948)
Income tax provision	257,628	3,692,818

Net loss	$(2,449,377)	$(12,215,766)
Diagnostic Medical Group
APC accounts for its 40% investment in DMG, under the equity method of accounting as APC-LSMA, a designated shareholder professional corporation, has the ability to exercise significant influence, but not control over DMG’s operations. APC recorded income from this investment of $0.3 million and $1.0 million in 2019 and 2018, respectively, in the accompanying consolidated statements of income. During the years ended December 31, 2019 and 2018, APC received dividends of $0.2 million and $0.6 million, respectively, from DMG. The investment balance was $2.3 million December 31, 2019 and 2018, respectively.
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
During the year ended December 31, 2019, the Company recognized an impairment loss of $0.3 million related to its investment in PASC as the Company does not believe it will recover its investment balance. Such impairment loss is included in loss from equity method investment in the accompanying consolidated statement of income.
During the year ended December 31, 2018, APC recorded a loss from this investment of $0.3 million, in the accompanying consolidated statements of income and has an investment balance of $0.3 million at December 31, 2018.
Accountable Health Care, IPA
Accountable Health Care is a California professional medical corporation that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable currently has a network of over 400 primary and 700 specialty care physicians, and five community and regional hospital medical centers that provide quality health care services to more than 84,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and Healthy Families.
On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable capital stock (see Note 7). As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third party valuation of Accountable’s current enterprise value. On August 30, 2019, APC and APC-LSMA entered into separate agreements with Dr. Jayatilaka to acquire the remaining outstanding shares of capital stock (comprising 75%) of Accountable Health Care in exchange for $7.3 million in cash. In addition to the payment of $7.3 million, APC assumed all liabilities and assets of Accountable Health Care (See Note 3 and Note 7).

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

The Company recognized a gain of approximately $1.8 million as a result of the transaction, which represented the difference between the fair value of the 25% ownership held and the Company's basis at the time of acquisition. Such gain is included in loss from equity method investment in the accompanying consolidated statements of income for the year ended December 31, 2019.

Effective September 1, 2019, Accountable Health Care's financial result is included in the consolidated balance sheets and the consolidated statements of income for the year ended December 31, 2019.
531 W. College LLC
In June 2018, College Street Investment LP, a California limited partnership (“CSI”), a related party, APC and NMM, entered into an operating agreement to govern the limited liability company, 531 W. College, LLC and the conduct of its business, and to specify their relative rights and obligations. CSI, APC and NMM, each owns 50%, 25% and 25%, respectively, of member units based on initial capital contributions of $16.7 million, $8.3 million, and $8.3 million, respectively.
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
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. APC’s investment is presented as an investment of equity method in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.
During the years ended December 31, 2019 and 2018, NMM and APC recorded losses from its investment in 531 W. College LLC of $0.2 million and $0.4 million, respectively, in the accompanying consolidated statements of income. During the year ended December 31, 2019, APC contributed $0.7 million to 531 W. College, LLC as part of its 50% interest. The accompanying consolidated balance sheet includes the related investment balance of $16.7 million and $16.3 million, respectively, related to APC's investment at December 31, 2019 and APC's and NMM's investment at December 31, 2018.
531 W. College LLC’s unaudited balance sheet at and unaudited statement of operations for the years ended December 31, 2019 and 2018 are as follows:
Balance Sheet

	December 31, 2019 (unaudited)	December 31, 2018 (unaudited)

Assets
Cash	$139,436	$158,088
Other current assets	16,500	16,137
Other assets	70,000	70,000
Property and equipment, net	33,581,438	33,394,792

Total assets	$33,807,374	$33,639,017

Liabilities and Stockholders’ Equity
Current liabilities	$1,061,577	$1,007,413
Stockholders’ equity	32,745,797	32,631,604

Total liabilities and stockholders’ equity	$33,807,374	$33,639,017

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Statement of Operations

	Year Ended December 31, 2019 (unaudited)	Year Ended December 31, 2018 (unaudited)

Revenues	$—	$—
Expenses	1,010,423	875,771

Loss from operations	(1,010,423)	(875,771)

Other income	474,617	162,451

Net loss	$(535,806)	$(713,320)
MWN LLC
On December 18, 2018, NMM along with 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each owns 33.3% of membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. NMM invested an additional $0.3 million, as part of its 33.3% interest, for working capital purpose. As of December 31, 2019 and 2018, NMM’s investment balance of $0.2 million and $33,000 are included in investments in other entities - equity method in the accompanying consolidated balance sheet.
Investment in privately held entities
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented approximately 2.8% ownership. APC also received a 5-year warrant to purchase 270,000 membership interests. A 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests are contingent upon the portal completion date, which has not been completed as of December 31, 2019. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the year ended December 31, 2019 there were no observable price changes to our investment.
AchievaMed
On July 1, 2019, NMM and AchievaMed, Inc. a California corporation ("AchievaMed") entered into an agreement in which NMM would purchase up to 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction, NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in "Investment in a privately held entities" in the accompanying consolidated balance sheet as of December 31, 2019. As NMM does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the year ended December 31, 2019 there were no observable price changes to our investment.

7.	Loans Receivable and Loans Receivable – Related Parties
Loan Receivable
Dr. Albert Arteaga

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

On June 28, 2019, APC entered into a convertible secured promissory note with Dr. Albert H. Arteaga, M.D. ("Dr. Arteaga"), Chief Executive Officer of LMA, to loan $6.4 million to Dr. Arteaga. Interest on the loan accrues at a rate that is equal to the prime rate plus 1% (5.75% as of December 31, 2019) and payable in monthly installments of interest only on the first day of each month until the maturity date of June 28, 2020, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The note is secured by certain shares of LMA common stock held by Dr. Arteaga.
At any time on or before June 28, 2020, and upon written notice by APC to Dr. Arteaga, APC has the right, but not the obligation, to convert the entire outstanding principal amount of this note into shares of LMA common stock which equal 21.25% of the aggregate then-issued and outstanding shares of LMA common stock to be held by APC's designee, which may include APC-LSMA. If converted, APC-LSMA and APC's designee will collectively own 46.25% of the equity of LMA with the remaining 53.75% to be owned by Dr. Arteaga. The entire note receivable has been classified under loans receivable - related parties in the consolidated balance sheet in the amount of $6.4 million as of December 31, 2019.
Loans Receivable - Related Parties
Accountable Health Care IPA
On August 30, 2019, APC and APC-LSMA acquired the remaining outstanding shares of capital stock they did not already own (comprising 75%) in Accountable Health Care in exchange for $7.3 million in cash. In addition to the payment of $7.3 million APC assumed all assets and liabilities of Accountable Health Care, these liabilities include the loan payable due to NMM of $5.0 million and the remaining loan receivable of $7.3 million originally to be paid to George M. Jayatilaka, M.D. As a result of the net loans assumed, APC recognized a gain of $2.3 million recorded in other income in the accompanying consolidated statement of income for the year ended December 31, 2019. All loan payables and receivables has been eliminated upon consolidation (see Note 3 and Note 6).
Universal Care, Inc.
In 2015, APC advanced $5.0 million on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, November 28, 2018 and December 13, 2019 APC advanced an additional $2.5 million, $5.0 million and $4.0 million, respectively. The loans accrue interest at the prime rate plus 1%, or 5.75% and 6.50%, as of December 31, 2019 and 2018, respectively, with interest to be paid monthly. The entire note receivable has been classified under loans receivable - related parties in the consolidated balance sheets in the amount of $16.5 million and $12.5 million as of December 31, 2019 and 2018, respectively. As part of the stock purchase agreement to sell UCI, between UCAP, Bright Health Company of California, Inc., a California corporation, Bright Health, Inc., a Delaware corporation, and UCI, the outstanding loans receivable will be repaid prior to close of the transaction, which is subject to certain closing conditions, including but not limited to, certain regulatory or governmental filings and approvals having been made or obtained, and receipt of various third party consents.

8.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31, 2019	December 31, 2018

Accounts payable	$6,914,680	$4,481,544
Capitation payable	2,812,652	300,000
Subcontractor IPA payable	3,360,282	2,532,750
Professional fees	1,837,434	2,251,741
Due to related parties	225,000	1,488,313
Contract liabilities	8,891,966	9,024,235
Accrued compensation	3,237,565	4,996,906

	$27,279,579	$25,075,489

9.	Medical Liabilities

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Medical liabilities consisted of the following:

	December 31, 2019	December 31, 2018

Balance, beginning of year	$33,641,701	$63,972,318
Acquired (see Note 3)	27,474,440	—
Claims paid for previous year	(33,396,932)	(36,549,348)
Claims paid on acquired liabilities	(25,236,286)	—
Incurred health care costs	274,670,676	209,002,961
Claims paid for current year	(218,564,072)	(167,537,480)
Payment to CMS	—	(34,464,826)
Adjustments	135,155	(781,924)

Balance, end of year	$58,724,682	$33,641,701

10.	Credit Facility, Bank Loan and Lines of Credit - Related Party
Credit Facility
The Company's credit facility consisted of the following:

December 31, 2019

Term Loan A	$187,625,000
Revolver Loan	60,000,000
Total Debt	247,625,000

Less: current portion of debt	(9,500,000)
Less: unamortized financing cost	(5,952,866)

Long-term debt	$232,172,134
The following table presents scheduled maturities of the Company's credit facility as of December 31, 2019:

Amount
2020	$9,500,000
2021	10,687,500
2022	14,250,000
2023	15,437,500
2024	197,750,000

Total	$247,625,000
Credit Agreement
On September 11, 2019, the Company entered into a secured credit agreement (the “Credit Agreement”) with SunTrust Bank, in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, which is affiliated with one of the Company's board members, JPMorgan Chase Bank, N.A.,

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
The Credit Agreement provides for a five-year revolving credit facility to the Company of $100.0 million ("Revolver Loan"), which includes a letter of credit subfacility of up to $25.0 million. As of December 31, 2019 the Company has outstanding letters of credit totaling $14.8 million and the Company has $25.2 million available under the revolving credit facility. The Credit Agreement also provides for a term loan of $190.0 million, ("Term Loan A"). The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on December 31, 2019. The principal payment for each of the first eight fiscal quarters is $2.4 million, for the following eight fiscal quarters thereafter is $3.6 million and for the following three fiscal quarters thereafter is $4.8 million. The remaining principal payment on the term loan is due on September 11, 2024.
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
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of from 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of December 31, 2019 the interest rate on the Credit Agreement was 4.54%. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2019, the Company was in compliance with the covenants relating to its credit facility.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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

Deferred Financing Costs

The Company recorded deferred financing costs of $6.4 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs related to the term loan will be amortized over the life of the Credit Facility using the effective interest rate method. The deferred financing costs related to the revolver will be amortized using the straight line method over the term of the revolver. During the year ended December 31, 2019, $0.5 million of amortization relating to deferred financing costs is included under "Depreciation and Amortization" of the cash flow statement.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2019, 2018 and 2017 was 3.39%, 4.72%, and 2.27%, respectively.
Bank Loan
In December 2010, ICC obtained a loan of $4.6 million from a financial institution. The loan bears interest based on the Wall Street Journal “prime rate” or 5.50% per annum, as of December 31, 2018. The loan was collateralized by the medical equipment ICC owns and guaranteed by one of ICC’s shareholders. The loan matured on December 31, 2018 and final payment was made in January 2019.
Lines of Credit – Related Party

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“NMM Line of Credit Agreement”) which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 and July 29, 2019 to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 4.875%, as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, was terminated in connection with the closing of the Credit Facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement was terminated and reissued under the Credit Agreement. These outstanding letters of credit totaled $14.8 million as of December 31, 2019 and the Company has $10.2 million available under the letter of credit subfacility.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“APC Business Loan Agreement”) which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 and June 11, 2019 to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate” plus 0.125%, or 4.875% and 5.625%, as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 there is no additional availability under this line of credit.
Standby Letters of Credit
On March 3, 2017, APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) for $6.7 million for the benefit of CMS. The letter of credit expired on December 31, 2018 and was automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. As of December 31, 2019, CMS has released the Company from this obligation.
On October 2, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2019 and is automatically extended without amendment for additional one - year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. This standby letter of credit was subsequently amended on August 14, 2019 to increase amount from $6.6 million to $14.8 million and extended the expiration date to December 31, 2020 with all other terms and conditions to remain unchanged. In connection with the closing of the Credit Facility, this letter of credit was terminated and reissued under the Credit Agreement.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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

11.	Income Taxes
Provision for income taxes consisted of the following:

	Years ended December 31,
	2019	2018	2017
Current
Federal	$9,034,736	$21,058,703	$19,219,251
State	5,924,933	9,646,172	5,336,885

	14,959,669	30,704,875	24,556,136

Deferred
Federal	(3,508,348)	(5,954,666)	(18,718,113)
State	(3,284,689)	(2,390,569)	(1,951,238)

	(6,793,037)	(8,345,235)	(20,669,351)

Total provision for income taxes	$8,166,632	$22,359,640	$3,886,785

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2019, the Company had Federal and California net operating loss carryforwards of approximately $45.6 million and $61.3 million, respectively. The Federal and California net operating loss carryforwards will expire at various dates from 2026 through 2039; however, $23.1 million of the Federal operating loss does not expire and will be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three years' period since the last ownership change. The Company had a change in control under these Sections with the completion of the Merger. The Company has performed an analysis of the limitation on the NOLs acquired with the Merger and has determined it will be able to utilize all of the net operating losses (“NOLs”) before they expire.
Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2019 and December 31, 2018 are shown below. During the year ended December 31, 2019, the Company recorded a non-cash reclassification $0.9 million of deferred tax liabilities to income tax payable related to utilization of NOLs. A valuation allowance of $8.2 million and $3.4 million as of December 31, 2019 and December 31, 2018, respectively, has been established against the Company's deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	2019	2018
Deferred tax assets (liabilities)
State taxes	$1,110,659	$1,886,010
Stock options	1,293,164	1,660,664
Accrued payroll and related cost	277,682	238,633
Accrued hospital pool deficit	188,075	168,413
Allowance for bad debts	544,028	1,124,917
Investment in other entities	2,977,431	884,922
Net operating loss carryforward	13,849,685	6,414,256
Lease liability	3,567,302	—
Property and equipment	(927,011)	(1,286,087)
Acquired intangible assets	(29,195,045)	(24,084,892)
Right-of-use assets	(3,544,315)	—
Risk Pool Receivable	(1,623,049)	(2,434,573)
Other	1,403,446	(792,781)

Net deferred tax liabilities before valuation allowance	(10,077,948)	(16,220,518)

Valuation allowance	(8,191,500)	(3,395,417)
Net deferred tax liabilities	$(18,269,448)	$(19,615,935)

	2019	2018
Tax valuation allowance
Beginning balance	$3,395,417	$3,224,517
Charged (credited) to tax expense	1,085,842	170,900
Charged to goodwill	3,710,241	—
Ending balance	8,191,500	3,395,417
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
The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2019	2018	2017

Tax provision at U.S. Federal statutory rates	21.0%	21.0%	35.0%
State income taxes net of federal benefit	8.1	6.7	4.4
Non-deductible permanent items	3.3	1.3	(9.7)
Non-taxable entities	(2.7)	(0.7)	(1.9)
Stock-based compensation	(1.5)	(1.8)	0.9
Change in valuation allowance	13.7	—	(2.9)
Entity Conversion	(10.5)	0.5	—
Change in rate	—	—	(19.4)
Other	0.2	0.1	1.4

Effective income tax rate	31.6%	27.1%	7.8%
The Company's effective tax rate is different from the federal statutory rate of 21% due primarily to state taxes, share-based compensation and permanent adjustments. As of December 31, 2019 and 2018, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries' state and Federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2015 through December 31, 2018 and for the years ended December 31, 2016 through December 31, 2018, respectively. The Company does not anticipate material unrecognized tax benefits within the next 12 months.
12.    Mezzanine and Shareholders’ Equity
APC
As the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interests in mezzanine or temporary equity. APC’s shares were not redeemable and it was not probable that the shares would become redeemable as of December 31, 2019, 2018 and 2017.
On September 10, 2019, APC-LSMA, a holding company of APC, acquired 100% of the aggregate issued and outstanding shares of capital stock of AMG for $1.2 million in cash and $0.4 million of APC common stock.
On September 11, 2019, AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for aggregate consideration of $545.0 million in a private placement. This investment was eliminated in consolidation. In relation to the issuance of APC Series A Preferred Stock, APC incurred $0.9 million in cost (see Note 1).
Shareholders’ Equity
Preferred Stock – Series A
On October 14, 2015, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 1,111,111 units, each unit consisting of one share of ApolloMed’s Preferred Stock (the “Series A”) and a common stock warrant (a “Series A Warrant”) to purchase one share of ApolloMed’s common stock at an exercise price of $9.00 per share. NMM paid ApolloMed an aggregate of $10.0 million for the units, the proceeds of which were used by ApolloMed primarily to repay certain outstanding indebtedness owed by ApolloMed to NNA of Nevada and the balance for working capital.
As required by ASC 805-10-25-10, NMM, who was the accounting acquirer, remeasured its previously held interest in ApolloMed’s (the accounting acquiree) Series A at its acquisition-date fair value of $12.7 million and was added to the consideration transferred

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
At December 31, 2019 and 2018, this investment was eliminated in consolidation due to the merger between ApolloMed and NMM (see Note 3).
Preferred Stock – Series B
On March 30, 2016, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 555,555 units, each unit consisting of one share of ApolloMed’s Series B Preferred Stock (“Series B”) and a common stock warrant (a “Series B Warrant”) to purchase one share of ApolloMed’s common stock at an exercise price of $10.00 per share. NMM paid ApolloMed an aggregate $5.0 million for the units.
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
At December 31, 2019 and 2018, this investment was eliminated in consolidation due to the merger between ApolloMed and NMM (see Note 3).
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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

•
ApolloMed issued to former NMM Shareholders each former NMM Shareholder’s pro rata portion of (i) warrants to purchase an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share, and (ii) warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed, exercisable at $10.00 per share; and

•
ApolloMed held back an aggregate of 3,039,749 shares of common stock issuable to former NMM Shareholders, representing 10% of the total number of shares of ApolloMed common stock issuable to former NMM Shareholders, to secure indemnification rights of AMEH and its affiliates under the Merger Agreement (the “Holdback Shares”). The Holdback Shares were issued and outstanding as of December 31, 2019. The first tranche of 1,519,805 shares were issued in December 2018 and the remaining 1,511,380 were issued in December 2019, net of shares repurchase (see Note 13).

The shares of common stock issuable to former NMM shareholders in the exchange were 25,675,630 (net of 10% holdback and Treasury Shares) (see Note 3). The 10% holdback shares will be released to all the former NMM shareholders based on their respective pro rata ownership interest in NMM at the Effective Time without regard to whether the former NMM shareholders are providing any services to the Company at the time of this distribution. This holdback accommodation was made as indemnification protection to the accounting acquiree (ApolloMed), and as such, is not considered compensatory. At the time when these holdback shares were issued to the former NMM shareholders, the Company recorded the stock issuance with a reduction to additional paid-in capital to properly reflect the shares outstanding.
Upon consummation of the Merger, the Company issued 520,081 shares its common stock with a fair value of approximately $5.4 million from the conversion of the Alliance Note and accrued interest.
Common Stock
As of the date of this Report, 535,392 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the Merger Agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.
On March 21, 2018, the Company issued 37,593 shares of the Company’s common stock to the Company’s Chief Operating Officer for prior services rendered. The stock price on the date of issuance was $16.80 per share, which resulted in the Company recording $0.6 million of share-based compensation expense. See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.
Equity Incentive Plans
In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2010 Equity Incentive Plan (the “2010 Plan”) pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The 2010 Plan provides for awards including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. As of December 31, 2019, there were no shares available for grant.
In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company received approval of the 2013 Plan from the Company’s stockholders on May 19, 2013. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2019, there were no shares available for future grants under the 2013 Plan.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

In connection with the Merger (see Note 3), the Company assumed ApolloMed’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2010 Plan and 2013 Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations will roll into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by ApolloMed’s stockholders at ApolloMed’s 2016 annual meeting of stockholders that was held on September 14, 2016. As of December 31, 2019, 2018 and 2017, there were approximately 0.5 million, 0.9 million and 1.0 million shares available for future grants under the 2015 Plan, respectively.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Options outstanding at January 1, 2017	—	$—	—	$—
Options assumed in the Merger (see Note 3)	1,141,040	3.95	5.85	22.6
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options outstanding at December 31, 2017	1,141,040	$3.95	5.79	$22.6
Options granted	155,000	9.85	—	—
Options exercised	(639,800)	4.11	—	9.8
Options forfeited	(9,000)	3.41	—	—
Options outstanding at December 31, 2018	647,240	$5.62	4.13	$9.2
Options granted	279,698	17.24	—	—
Options exercised	(241,214)	6.09	—	2.7
Options forfeited	(78,378)	17.62	—	—

Options outstanding at December 31, 2019	607,346	$9.22	3.42	$5.6

Options exercisable at December 31, 2019	439,776	$4.58	2.09	$5.6
During the year ended December 31, 2019 and 2018, stock options were exercised for 241,214 and 488,464 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $1.5 million and $1.8 million, respectively. The exercise prices ranged from $1.50 to $10.00 per share for the exercises during the year ended December 31, 2019 and ranged from $0.01 to $10.00 per share for the exercises during the year ended December 31, 2018.
During the year ended December 31, 2018, stock options were exercised pursuant to the cashless exercise provision of the option agreement, with respect to 151,346 shares of the Company’s common stock, which resulted in the Company issuing 109,438 net shares. During the year ended December 31, 2019, no stock options were exercised pursuant the cashless exercise provision.
During the year ended December 31, 2019, the Company granted 145,228 and 56,092 five year stock options to certain ApolloMed board members and executives, respectively, with exercise price ranging from $15.35 - $18.11 and $18.91, respectively, which were recognized at fair value, as determining using the Black-Scholes option pricing model and following:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

December 31, 2019	Board Members	Executives
Expected Term	3.0 years	3.0 years
Expected volatility	90.50% - 100.27%	84.42%
Risk-free interest rate	1.60% - 2.51%	1.65%
Market value of common stock	$15.35 - $18.11	$18.91
Annual dividend yield	—%	—%
Forfeiture rate	0%	0%

During the year ended December 31, 2019, the Company recorded approximately $0.9 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which is included in General and administrative expenses in the accompanying consolidated statement of income.
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
As of December 31, 2018 and 2017, a total of 7,110,150 APC stock options were exercised for the purchase of shares of common stock that resulted in aggregate proceeds received by APC of $1.2 million. In accordance with relevant accounting guidance the options are reflected as long-term liability for unissued equity shares as of December 31, 2018 and 2017 of $1.2 million based on the features noted above. As of December 31, 2019, the liability totaling $1.2 million was reclassified to the appropriate equity account as the contingency to repurchase these options expired on October 1, 2019.
The stock options under the Exclusivity Amendment Agreement were accounted for at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

Years ended December 31,
	2018	2017

Expected term	0.75 years	0.93 - 1.75 years
Expected volatility	38.10% - 41.60%	38.10% - 41.60%
Risk-free interest rate	1.64% - 1.86%	1.64% - 1.86%
Market value of common stock	$0.52 - $0.76	$0.52 - $0.76
Annual dividend yield	2.23% - 3.53%	2.23% - 3.53%
Forfeiture rate	0% - 6.8%	0% - 6.8%

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Outstanding stock options granted to primary care physicians to purchase shares of APC’s common stock consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2017	1,910,400	$0.167	2.75	$1.1
Options granted	—	—	—	—
Options exercised	(1,056,600)	0.167	—	(0.6)
Options forfeited	—	—	—	—
Options outstanding at December 31, 2017	853,800	$0.167	1.75	$0.5
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options outstanding at December 31, 2018	853,800	$0.167	0.75	$0.5
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	(853,800)	0.167	—	(0.5)

Options outstanding and exercisable at December 31, 2019	—	$—	—	$—
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
Share-based compensation expense related to option awards granted to primary care physicians with Exclusivity Agreements to purchase shares of APC’s common stock, are recognized over their respective vesting periods, and consisted of the following:

	Years ended December 31,
	2019	2018	2017
Share-based compensation expense:
General and administrative	$607,146	$809,528	$2,113,116
	$607,146	$809,528	$2,113,116
The Company has no unrecognized share based compensation stock option awards granted in connection with the Exclusivity Amendment Agreements as of December 31, 2019.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

(see Note 3), such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the Merger date.
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)
Warrants outstanding at January 1, 2017	—	$—	—	$—
Warrants assumed in the Merger	1,898,541	9.06	2.69	1.8
Warrants granted (see Note 3)	1,750,000	10.49	5.00	—
Warrants outstanding at December 31, 2017	3,648,541	$9.75	3.74	$52.0
Warrants granted	—	—	—	—
Warrants exercised	(286,357)	7.84	—	3.0
Warrants forfeited	(30,189)	4.50	—	—
Warrants outstanding at December 31, 2018	3,331,995	$9.93	2.97	$33.1
Warrants granted	—	—	—	—
Warrants exercised	(177,405)	9.32	—	1.60
Warrants forfeited	—	—	—	—

Warrants outstanding at December 31, 2019	3,154,590	$9.96	2.01	$26.7

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share

$9.00	948,498	0.79	948,498	$9.00
10.00	1,386,083	2.30	1,386,083	10.00
11.00	820,009	2.94	820,009	11.00

$ 9.00 –11.00	3,154,590	2.01	3,154,590	$9.96
During the years ended December 31, 2019 and 2018, common stock warrants were exercised for 177,405 and 286,357 shares of the Company’s common stock, respectively which resulted in proceeds of approximately $1.7 million and $2.2 million, respectively. The exercise price ranged from $9.00 to $11.00 per share during year ended December 31, 2019 and $4.00 to $11.00 per share during year ended December 31, 2018.
Dividends
During the years ended December 31, 2019, 2018 and 2017, NMM paid dividends of $0, $13.8 million and $0, respectively. The dividends paid in the year ended December 31, 2018 was declared in December 31, 2017 as part of the merger between ApolloMed and NMM and was classified as restricted cash (see Note 3).
During the years ended December 31, 2019, 2018 and 2017, APC paid dividends of $60 million, $2.0 million and $8.75 million, respectively.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2019, 2018 and 2017, CDSC paid distributions of $2.6 million, $2.0 million and $1.7 million, respectively.
Treasury Stock
APC owns 17,290,317 shares of ApolloMed's common stock as of December 31, 2019 and 1,682,110 shares of ApolloMed’s common stock as of December 31, 2018 and 2017, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes (see Note 1).
During the year ended December 31, 2019, APC established a brokerage account to invest excess capital in the equity market. The brokerage account is managed directly by an independent investment committee of the APC board, for which Dr. Kenneth Sim and Dr. Thomas Lam has been excluded. As of December 31, 2019 the brokerage account only held shares of ApolloMed, as such the brokerage account totaling $7.3 million has been recorded as treasury shares.
On December 18, 2018 the Company entered into a settlement agreement and mutual release with former APCN shareholders to repurchase all the equity interests in ApolloMed and APC previously held by these shareholders pursuant to the stipulation. Total common shares repurchased was 168,493 and 1,662,571 from ApolloMed and APC, respectively (See Note 13).

13.	Commitments and Contingencies
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
As a risk-bearing organization, the Company is required to follow regulations of the DMHC. The Company must comply with a minimum working capital requirement, tangible net equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. At December 31, 2019 and 2018, APC, Alpha Care and Accountable Health Care were in compliance with these regulations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount of 2% of our benchmark Medicare Part A and Part B expenditures. The Company has established irrevocable standby letters of credit with Preferred Bank, which is affiliated with one of the Company’s board members, of $8.2 million and $6.6 million for the 2019 and 2018 performance years, respectively (see Note 10).
APC established irrevocable standby letters of credit with a financial institution for a total of $0.3 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated (see Note 10).
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

14.	Related Party Transactions
On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (See Note 6), in the amount of $5.0 million. On June 28, 2018 and November 28, 2018, UCAP entered into two new subordinated note receivable agreements with UCI in the amount of $2.5 million and $5.0 million, respectively (see Note 7).
During the years ended December 31, 2019 and 2018, NMM earned approximately $17.3 million and $21.6 million, respectively, in management fees, of which $2.0 million and $0.8 million, remained outstanding, respectively, from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 6).
During the years ended December 31, 2019 and 2018, APC paid approximately $2.7 million and $2.5 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6).

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2019 and 2018, APC paid approximately $7.8 million and $7.0 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6).
During the year ended December 31, 2019 and 2018, APC paid approximately $0.4 million and $0.3 million, respectively, to Advance Diagnostic Surgery Center for services as a provider. Advance Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the years ended December 31, 2019 and 2018, NMM paid approximately $1.1 million and $1.0 million to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM (see Note 19).
During the years ended December 31, 2018, APC paid approximately $0.2 million to Tag-2Medical Investment Group, LLC (“Tag-2”) for an office lease. Tag-2 shares common ownership with a board member of APC.
During the years ended December 31, 2019 and 2018, the Company paid approximately $0.5 million and $0.4 million, respectively, to Critical Quality Management Corp (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC (see Note 19).
During the years ended December 31, 2019 and 2018, SCHC paid approximately $0.4 million and $0.5 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC (see Note 19).
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income received related to AHMC, HSMSO and Aurion Corporation:

	Years ended December 31,
	2019	2018
AHMC – Risk pool revenue	$49,300,000	$68,200,000
HSMSO – Management fees, net	(1,700,000)	(2,600,000)
Aurion – Management fees	(300,000)	(317,000)

Receipts, Net	$47,300,000	$65,283,000
The Company and AHMC has a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the years ended December 31, 2019 and 2018 the Company has recognized risk pool revenue under this agreement of $49.3 million and $68.2 million respectively, of which $40.4 million and $44.2 million, respectively, remain outstanding as of December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019 and 2018, APC paid an aggregate of approximately $22.0 million and $35.2 million, respectively, to shareholders of APC for provider services, which included approximately $8.8 million and $13.5 million, respectively, to shareholders who are also officers of APC.
During the year ended December 31, 2019, NMM paid approximately $0.2 million to an Apollo board member for consulting services.
In addition, affiliates wholly-owned by the Company’s officers, including our Co-CEO, Dr. Lam, are reported in the accompanying consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.
For equity method investments, loans receivable and line of credits from related parties, see Notes 6, 7 and 10, respectively.

15.	Employee Benefit Plan

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

NMM has a qualified 401(k) plan that covers substantially all employees who have completed at least six months of service and meet minimum age requirements. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Participants become fully vested after six years of service. NMM matches a portion of the participants’ contributions. NMM’s matching contributions for the years ended December 31, 2019 and 2018 were approximately $0.2 million.

16.	Revenue Recognition
At the adoption of Topic 606, the cumulative effect of initially applying the new revenue standard is required to be presented as an adjustment to the opening balance of retained earnings. This cumulative effect amount was determined to be related to the full risk pool arrangements of APC, a variable interest entity (see Note 18). Due to uncertainty surrounding the settlement of the related IBNR reserve, under ASC Topic 605, the Company has historically recognized revenue from full risk pool settlements under arrangements with hospitals when such amounts are known as the related revenue amounts were not deemed to be fixed and determinable until that time. Under ASC Topic 606, the transaction price includes an assessment of variable consideration; therefore, full risk pool settlements under these arrangements are recognized using the most likely method and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical medical loss ratios, IBNR completion factors and constraint percentages were used by management in applying the most likely method. Accordingly, the Company has estimated an additional amount of revenue to recognize the expected amount that is most likely to be paid upon settlement of each of the open full risk pool fiscal year, which amount was included in the adoption date adjustment to retained earnings. Therefore, the cumulative net effect of initially applying Topic 606 in the amount of $10.2 million, which is comprised of $11.6 million of additional revenue, offset by $1.4 million in related management fee expense, has been presented as an adjustment to the opening balance of the mezzanine equity, “Noncontrolling interest in Allied Pacific of California IPA.” Consequently, as a result of APC recording additional receivables, NMM recorded a corresponding entry of $1.4 million to retained earnings related to management fee income. These adjustments were offset by an aggregate adjustment to deferred tax liability of $3.2 million.

17.	Earnings Per Share
Basic net income per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for preferred stock and the treasury stock method for options and common stock warrants.
Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months, with 50% issued on the first anniversary of the merger and the remaining 50% issued on the second anniversary, after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. The Holdback Shares are excluded from the computation of basic earnings per share, but included in diluted earnings per share. As of December 31, 2019, APC held 17,290,317 shares of ApolloMed's common stock and as of December 31, 2018 and 2017, APC held 1,682,110 shares of ApolloMed’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share (see Note 12). The noncontrolling interests in APC are allocated their share of ApolloMed’s income from APC’s ownership of ApolloMed common stock and this is included in the net income attributable to noncontrolling interests on the consolidated statements of income. Therefore, none of the shares of ApolloMed held by APC are considered outstanding for the purposes of basic or diluted earnings per share computation.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Below is a summary of the earnings per share computations:

	Years ended December 31,
	2019	2018	2017

Earnings per share – basic	$0.41	$0.33	$1.01
Earnings per share – diluted	$0.39	$0.29	$0.90
Weighted average shares of common stock outstanding – basic	34,708,429	32,893,940	25,525,786
Weighted average shares of common stock outstanding – diluted	36,403,279	37,914,886	28,661,735
Below is a summary of the shares included in the diluted earnings per share computations:

	Years ended December 31,
	2019	2018	2017

Weighted average shares of common stock outstanding – basic	34,708,429	32,893,940	25,525,786
10% shares held back pursuant to indemnification clause	—	2,935,512	3,039,749
Stock options	295,672	459,440	44,716
Warrants	1,384,078	1,625,994	51,484
Restricted stock units	15,100	—	—
Weighted average shares of common stock outstanding – diluted	36,403,279	37,914,886	28,661,735
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
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 2 to the accompanying consolidated financial statements for information on how the Company determines VIEs and its treatment.
The following table includes assets that can only be used to settle the liabilities of APC and the creditors of APC have no recourse to the Company. These assets and liabilities, with the exception of the investment in a privately held entity and amounts due to affiliate, which are eliminated upon consolidation with NMM, are included in the accompanying consolidated balance sheets.

	December 31,
	2019	2018

Assets

Current assets
Cash and cash equivalents	$87,110,226	$71,726,342
Restricted cash – short-term	75,000	—
Investment in marketable securities	123,948,391	1,066,103
Receivables, net	9,300,076	4,512,000
Receivables, net – related party	42,976,262	44,651,502
Other receivables	743,757	—
Prepaid expenses and other current assets	7,403,057	3,647,654
Loans receivable	6,425,000	—

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Loans receivable - related parties	16,500,000	—

Total current assets	294,481,769	125,603,601

Noncurrent assets
Land, property and equipment, net	9,546,924	9,602,228
Intangible assets, net	81,439,224	58,984,420
Goodwill	108,912,763	56,213,450
Loans receivable – related parties	—	12,500,000
Investments in other entities – equity method	28,486,593	26,707,404
Investment in privately held entities	4,725,000	4,725,000
Restricted cash – long-term	746,104	745,470
Operating lease right-of-use assets	4,750,944	—
Other assets	1,056,828	839,085

Total noncurrent assets	239,664,380	170,317,057

Total assets	$534,146,149	$295,920,658

Current liabilities
Accounts payable and accrued expenses	$11,186,808	$6,378,751
Fiduciary accounts payable	2,027,081	1,538,598
Medical liabilities	49,019,200	24,983,110
Income taxes payable	4,529,667	11,621,861
Dividend payable	271,279	—
Amount due to affiliate	28,057,793	11,505,680
Bank loan, short-term	—	40,257
Finance lease liabilities	101,741	101,741
Operating lease liabilities	1,088,260	—

Total current liabilities	96,281,829	56,169,998

Noncurrent liabilities
Deferred tax liability	14,058,528	15,693,159
Liability for unissued equity shares	—	1,185,025
Finance lease liabilities, net of current portion	415,519	517,261
Operating lease liabilities, net of current portion	3,741,811	—

Total noncurrent liabilities	18,215,858	17,395,445

Total liabilities	$114,497,687	$73,565,443

19.	Leases
The Company has operating and finance leases for corporate offices, doctors’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of December 31, 2019 and December 31, 2018, assets recorded under finance leases were $0.5 million and $0.6 million, respectively, and accumulated depreciation associated with finance leases was $0.3 million and $0.2 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows:

Year Ended December 31, 2019

Operating lease cost	$5,437,078

Finance lease cost
Amortization of lease expense	101,741
Interest on lease liabilities	17,179

Sublease income	$(414,704)

Total lease cost, net	$5,141,294
Other information related to leases was as follows:

Year Ended December 31, 2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,254,079
Operating cash flows from finance leases	17,179
Financing cash flows from finance leases	101,741

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	16,727,589
Finance leases	—

Year Ended December 31, 2019

Weighted Average Remaining Lease Term

Operating leases	6.48 years
Finance leases	4.67 years

Weighted Average Discount Rate

Operating leases	6.11%
Finance leases	3.00%

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2020	$3,781,174	$118,920
2021	2,711,802	118,920
2022	2,376,159	118,920
2023	2,130,226	118,920
2024	1,788,047	79,255
Thereafter	4,783,381	—

Total future minimum lease payments	17,570,789	554,935
Less: imputed interest	3,207,506	37,675
Total lease obligations	14,363,283	517,260
Less: current portion	2,990,686	101,741
Long-term lease obligations	$11,372,597	$415,519
As of December 31, 2019, the Company does not have additional operating and finance leases that have not yet commenced.
Supplemental Information for Comparative Periods
As of December 31, 2018, prior to the adoption of ASC 842, future minimum payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2019	$2,848,000	$119,000
2020	2,267,000	119,000
2021	783,000	119,000
2022	487,000	119,000
2023	489,000	119,000
Thereafter	243,000	79,000

Total future minimum lease payments	7,117,000	674,000

Rent expense for leases for the years ended December 31, 2018 and 2017 was approximately $4.3 million and $2.4 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, BDO USA, LLP, audited our consolidated financial statements for the fiscal year ended December 31, 2019 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company's internal control over financial reporting, a copy of which is included below in this Annual Report on Form 10-K.
Remediation of Material Weakness in Internal Control over Financial Reporting
As of December 31, 2018, management determined that our internal control over financial reporting was not effective due to a material weakness in the Company's internal control over the review of completeness and accuracy of data included in the full risk pool reports provided by an external party based on which material amounts of revenue were recognized. During the year ended December 31, 2019, we have implemented controls that have effectively addressed the material weakness identified in prior year's audit. The Company has designed new procedures to obtain reliance on the completeness and accuracy of the information included in full risk pool reports prepared for the Company by an external party. The Company has successfully tested the new control environment.
Changes in Internal Control Over Financial Reporting
Other than the controls implemented to remediate the material weakness from prior years audit, there have been no changes in our internal control over financial reporting during our fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Apollo Medical Holdings, Inc.
Alhambra, California
Opinion on Internal Control over Financial Reporting
We have audited Apollo Medical Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Apollo Medical Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, mezzanine and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 16, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated financial statements
The consolidated financial statements and notes thereto contained herein are as listed on the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

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

2.2
Amendment to the Agreement and Plan of Merger, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.3
Amendment No. 2 to the Agreement and Plan of Merger, dated October 17, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

2.4	Stock purchase agreement dated March 15, 2019 (incorporated herein by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019).

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2018).

3.5	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

Exhibit No.	Description
3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.2	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

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

4.10	Description of Registered Securities

10.1	2010 Equity Incentive Plan of the Company (incorporated herein by reference to Appendix A to Schedule 14C Information Statement filed on August 17, 2010).

10.2	2013 Equity Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.3*	2015 Equity Incentive Plan of the Company. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

Exhibit No.	Description
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

10.6+
Board of Directors Agreement dated January 12, 2016 between Apollo Medical Holdings, Inc. and Mark Fawcett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2016).

10.7+	Form of Board of Directors Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.8+	Form of Director Proprietary Information Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.9+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

10.10
Investment Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.11
Registration Rights Agreement, between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 31, 2014).

10.12
First Amendment and Acknowledgement, dated February 6, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2015).

10.13
Amendment to the First Amendment and Acknowledgement, dated May 13, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2015).

10.14
Amendment to the First Amendment and Acknowledgement, dated July 7, 2015, among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2015).

10.15
Second Amendment and Conversion Agreement dated November 17, 2015 among Apollo Medical Holdings, Inc., NNA of Nevada, Inc., Warren Hosseinion, M.D. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2015).

10.16
Third Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated June 28, 2016 (incorporated herein by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.17
Fourth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated April 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017).

Exhibit No.	Description
10.18
Fifth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated July 26, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2017).

10.19
Sixth Amendment between Apollo Medical Holdings, Inc. and NNA of Nevada, Inc., dated March 16, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2018).

10.20
Stock Option Agreement, between Warren Hosseinion, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.21
Stock Option Agreement, between Adrian Vazquez, M.D. and Apollo Medical Holdings, Inc., dated March 28, 2014 (incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K/A filed on April 3, 2014).

10.22
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

10.24
Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K/A filed on December 8, 2014).

10.25
Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.26
Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.27
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

10.29*
Change in Terms Agreement and Business Loan Agreement, dated April 7, 2017, by and between Network Medical Management, Inc. and Preferred Bank. (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.30+
Employment Agreement dated December 20, 2016 between Apollo Medical Management, Inc. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on December 22, 2016).

Exhibit No.	Description
10.31+
Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.32+
Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.33	Next Generation ACO Model Participation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.34
Form of Stockholder Lock-Up Agreement (incorporated herein by reference to Annex D to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

10.35*
Convertible Secured Promissory Note made as of October 13, 2017 by George M. Jayatilaka, M.D. (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.36+
Offer Letter, dated June 5, 2018, between Apollo Medical Holdings, Inc. and Eric Chin (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.37+
Board of Directors Agreement, dated June 21, 2018, between Apollo Medical Holdings, Inc. and Ernest A. Bates, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

10.38+
Board of Directors Agreement, dated January 11, 2019, between Apollo Medical Holdings, Inc. and Linda Marsh. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.39+
Board of Directors Agreement, dated January 11, 2019, between Apollo Medical Holdings, Inc. and John Chiang. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.40
Loan Agreement, dated May 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.41
Tradename Licensing Agreement, dated May 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.42
Administrative Services Agreement, dated May 10, 2019, by and between Network Medical Management, Inc., a California corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.43
Physician Shareholder Agreement, dated May 10, 2019, by and between Thomas Lam, M.D., Apollo Medical Holdings, Inc., a Delaware corporation, Network Medical Management, Inc., a California corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

Exhibit No.	Description
10.44
Series A Preferred Stock Purchase Agreement, dated May 10, 2019, by and between AP-AMH Medical Corporation, a California professional medical corporation and Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.45
Special Purpose Shareholder Agreement, dated May 10, 2019, by and between Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.46
Stock Purchase Agreement, dated May 10, 2019, by and between Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation and Apollo Medical Holdings, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.47	Form of Amendment to Stockholder Lock-up Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2019).

10.48
First Amendment to the Stock Purchase Agreement dated August 26, 2019, by and between Allied Physicians of California, a California Professional Medical Corporation and Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.49
First Amendment to the Series A Preferred Stock Purchase Agreement dated August 26, 2019, by and between Allied Physicians of California, a California Professional Medical Corporation and AP-AMH Medical Corporation, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.50
First Amendment to the Loan Agreement dated August 26, 2019, by and between Apollo Medical Holdings, Inc. and AP-AMH Medical Corporation, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.51
Credit Agreement dated as of September 11, 2019, by and among Apollo Medical Holdings, Inc., as Borrower, the Lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.52
Guaranty and Security Agreement dated as of September 11, 2019, by and among Apollo Medical Holdings, Inc., as Borrower, and Network Medical Management, Inc., as Guarantor, in favor of SunTrust Bank, as administrative agent for the Secured Parties (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.53
Second Amendment to Series A Stock Purchase Agreement dated as of September 9, 2019, by and between Allied Physicians of California, a Professional Medical Corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.54
First Amendment to Special Purpose Shareholder Agreement, dated as of September 11, 2019, by and between Allied Physicians of California, a Professional Medical Corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.55
First Amendment to Tradename Licensing Agreement, dated as of September 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 12, 2019).

Exhibit No.	Description

10.56
First Amendment to Administrative Services Agreement, dated as of September 10, 2019, by and between Network Medical Management, Inc., a California corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.57
Security Agreement, dated as of September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.58
Certificate of Determination of Preferences of Series A Preferred Stock of Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.59
Voting and Registration Rights Agreement, dated as of September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.60
Second Amendment to Loan Agreement, dated September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.61
Form of Amendment to Stockholder Lock-up Agreement entered into on or about September 26, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.62+
Board of Directors Agreement, dated September 29, 2019, with Matthew Mazdyasni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2019).

14.1*	The Company's Code of Ethics.

21.1*	Subsidiaries of Apollo Medical Holdings, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

Exhibit No.	Description
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

APOLLO MEDICAL HOLDINGS, INC.

Date: March 16, 2020	By:	/s/ Kenneth Sim, M.D.
Kenneth Sim, M.D.
Executive Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Thomas Lam, M.D.
Thomas Lam, M.D.
Co-Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Kenneth Sim, M.D., and Thomas Lam, M.D., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ Kenneth Sim, M.D	Executive Chairman, Co-Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2020
Kenneth Sim, M.D

By:	/s/ Thomas Lam, M.D.	President, Co-Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2020
Thomas Lam, M.D.

By:	/s/ Eric Chin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020
Eric Chin

By:	/s/ Ernest Bates, M.D.	Director	March 16, 2020
Ernest Bates, M.D.

By:	/s/ John Chiang	Director	March 16, 2020
John Chiang

By:	/s/ Michael Eng	Director	March 16, 2020
Michael Eng

By:	/s/ Mark Fawcett	Director	March 16, 2020
Mark Fawcett

By:	/s/ Mitchell Kitayama	Director	March 16, 2020
Mitchell Kitayama

By:	/s/ Linda Marsh	Director	March 16, 2020
Linda Marsh

By:	/s/ Matthew Mazdyasni	Director	March 16, 2020
Matthew Mazdyasni

By:	/s/ David Schmidt	Director	March 16, 2020
David Schmidt

By:	/s/ Li Yu	Director	March 16, 2020
Li Yu