Form 10-Q
period 2020-03-31
Apollo Medical Holdings, Inc.
filed 2020-05-29
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
As of May 26, 2020, there were 53,077,073 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMH	ApolloMed Hospitalists
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Pacific of California IPA
Apollo Care Connect	Apollo Care Connect, Inc.
BAHA	Bay Area Hospitalist Associates
CDSC	Concourse Diagnostic Surgery Center, LLC
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PASC	Pacific Ambulatory Health Care, LLC
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity

INTRODUCTORY NOTE
Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Apollo Medical Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and "ApolloMed" refers to Apollo Medical Holdings, Inc.
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about the Company's guidance for the year ending December 31, 2020, any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, such as our projected capitation from CMS, for the year ending December 31, 2020 or otherwise, and our future liquidity, including cash flows and any payments under the $545.0 million loan we made to our VIE, AP-AMH; any statements of any plans, strategies and objectives of management for future operations such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; any statements regarding the outlook on our NGACO Model or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations and certain assumptions of management. Some or all of such beliefs, expectations and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2019 filed with the SEC on March 16, 2020, including, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change. Significant risks and uncertainties could cause actual conditions, outcomes and results to differ materially from those indicated by such statements.
PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2020	December 31, 2019

Assets

Current assets
Cash and cash equivalents	$80,892	$103,189
Restricted cash	75	75
Investment in marketable securities	117,075	116,539
Receivables, net	18,012	11,004
Receivables, net – related parties	50,911	48,136
Other receivables	16,362	16,885
Prepaid expenses and other current assets	11,811	10,315
Loans receivable	6,425	6,425
Loans receivable – related parties	16,500	16,500

Total current assets	318,063	329,068

Noncurrent assets
Land, property and equipment, net	11,876	12,130
Intangible assets, net	98,840	103,012
Goodwill	238,539	238,505
Investment in other entities – equity method	30,781	28,427
Investments in privately held entities	896	896
Restricted cash	746	746
Operating lease right-of-use assets	18,199	14,248
Other assets	6,475	1,681

Total noncurrent assets	406,352	399,645

Total assets	$724,415	$728,713

Liabilities, mezzanine equity and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$20,106	$27,279
Fiduciary accounts payable	1,709	2,027
Medical liabilities	63,698	58,725
Income taxes payable	8,034	4,529
Dividend payable	337	271
Finance lease liabilities	102	102
Operating lease liabilities	3,119	2,990
Current portion of long-term debt	9,500	9,500
Total current liabilities	106,605	105,423

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2020	December 31, 2019

Noncurrent liabilities
Deferred tax liability	16,332	18,269
Finance lease liabilities, net of current portion	390	416
Operating lease liabilities, net of current portion	15,583	11,373
Long-term debt, net of current portion and deferred financing costs	230,105	232,172

Total noncurrent liabilities	262,410	262,230

Total liabilities	369,015	367,653

Commitments and contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation	157,439	168,725

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 36,042,761 and 35,908,057 shares outstanding, excluding 17,475,707 and 17,458,810 treasury shares, at March 31, 2020, and December 31, 2019, respectively	36	36
Additional paid-in capital	161,087	159,608
Retained earnings	35,957	31,905
	197,080	191,549

Noncontrolling interest	881	786

Total stockholders’ equity	197,961	192,335

Total liabilities, mezzanine equity and stockholders’ equity	$724,415	$728,713
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue
Capitation, net	$140,421	$71,517
Risk pool settlements and incentives	11,236	10,094
Management fee income	8,815	8,997
Fee-for-service, net	3,427	4,081
Other income	1,206	1,069

Total revenue	165,105	95,758

Operating expenses
Cost of services	144,204	83,432
General and administrative expenses	11,834	10,264
Depreciation and amortization	4,702	4,418
Provision for doubtful accounts	—	951

Total expenses	160,740	99,065

Income (loss) from operations	4,365	(3,307)

Other income (expense)
Income (loss) from equity method investments	2,054	(850)
Interest expense	(2,868)	(211)
Interest income	929	323
Other income	102	187

Total other income (expense), net	217	(551)

Income (loss) before provision for (benefit from) income taxes	4,582	(3,858)

Provision for (benefit from) income taxes	1,595	(1,408)

Net income (loss)	2,987	(2,450)

Net loss attributable to noncontrolling interests	(1,065)	(2,590)

Net income attributable to Apollo Medical Holdings, Inc.	$4,052	$140

Earnings per share – basic	$0.11	$—

Earnings per share – diluted	$0.11	$—

Weighted average shares of common stock outstanding – basic	36,010,268	34,496,622

Weighted average shares of common stock outstanding – diluted	37,439,099	38,074,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Shareholders' Equity
		Shares	Amount
Balance January 1, 2020	$168,725	35,908,057	$36	$159,608	$31,905	$786	$192,335
Net (loss) income	(1,161)	—	—	—	4,052	95	4,147
Purchase of treasury shares	—	(16,897)	—	(301)	—	—	(301)
Purchase of noncontrolling interest	(125)	—	—	—	—	—	—
Shares issued for exercise of options and warrants	—	151,601	—	722	—	—	722
Share-based compensation	—	—	—	1,058	—	—	1,058
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2020	$157,439	36,042,761	$36	$161,087	$35,957	$881	$197,961

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Shareholders' Equity
		Shares	Amount
Balance January 1, 2019	$225,117	34,578,040	$35	$162,723	$17,788	$998	$181,544
Net (loss) income	(3,000)	—	—	—	140	410	550
Purchase of treasury shares	(40)	(93,451)	—	—	—	—	—
Shares issued for exercise of options and warrants	155	17,516	—	140	—	—	140
Share-based compensation	202	1,599	—	143	—	—	143
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2019	$212,434	34,503,704	$35	$163,006	$17,928	$1,408	$182,377
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$2,987	$(2,450)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,010	4,418
Provision for doubtful accounts	—	951
Share-based compensation	1,058	345
Unrealized gain from investment in equity securities	(162)	(8)
(Income) loss from equity method investments	(2,054)	850
Deferred tax	(1,915)	(2,623)
Changes in operating assets and liabilities, net of business combinations:
Receivable, net	(7,043)	487
Receivable, net – related parties	(2,774)	(7,511)
Other receivables	521	(11,245)
Prepaid expenses and other current assets	(1,495)	(729)
Right-of-use assets	794	448
Other assets	(4,801)	(443)
Accounts payable and accrued expenses	(7,173)	22,579
Fiduciary accounts payable	(318)	546
Medical liabilities	4,973	(10,376)
Income taxes payable	3,505	1,210
Operating lease liabilities	(406)	(416)
Net cash used in operating activities	(9,293)	(3,967)

Cash flows from investing activities
Purchases of marketable securities	(374)	(8)
Purchases of investment – equity method	(300)	—
Purchases of property and equipment	(269)	(104)
Net cash used in investing activities	(943)	(112)

Cash flows from financing activities
Repayment of bank loan and lines of credit	—	(40)
Dividends paid	(9,934)	(10,000)
Repayment of term loan	(2,375)	—
Payment of finance lease obligations	(26)	(25)
Proceeds from the exercise of stock options and warrants	700	140
Repurchase of shares	(426)	(40)
Proceeds from common stock offering	—	155
Net cash used in financing activities	(12,061)	(9,810)

Net decrease in cash, cash equivalents and restricted cash	(22,297)	(13,889)

Cash, cash equivalents and restricted cash, beginning of period	104,010	107,637

Cash, cash equivalents and restricted cash, end of period	$81,713	$93,748

Supplementary disclosures of cash flow information:
Cash paid for interest	$2,619	$182

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$66	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows (in thousands).

	March 31,
	2020	2019
Cash and cash equivalents	$80,892	$93,008
Restricted cash – current	75	—
Restricted cash – non-current	746	740
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$81,713	$93,748
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business
Overview

Apollo Medical Holdings, Inc. (“ApolloMed”), together with its affiliated physician groups and consolidated entities (collectively, the “Company”) is a physician-centric integrated population health management company working to provide coordinated, outcome-based medical care in a cost-effective manner to patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organization (“HMO”) plans, with a portion of the Company’s revenue coming from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: Network Medical Management, Inc. (“NMM”), Apollo Medical Management, Inc. (“AMM”), APAACO, Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.
NMM was formed in 1994 as a management service organization (“MSO”) for the purposes of providing management services to medical companies and independent practice associations (“IPAs”). The management services primarily include billing, collection, accounting, administration, quality assurance, marketing, compliance, and education. Following a business combination, NMM became a wholly-owned subsidiary of ApolloMed in December 2017.
Allied Physicians of California IPA, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”) was incorporated in 1992, for the purpose of arranging healthcare services as an IPA. APC has contracts with various HMOs and other licensed healthcare service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is also minimized by stop-loss provisions in contracts with HMOs.
In July 1999, APC entered into an amended and restated management and administrative services agreement with NMM (the initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a VIE of the Company as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore APC is consolidated by NMM.
AP-AMH Medical Corporation (“AP-AMH”) was formed in May 2019, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH. ApolloMed makes all the decisions on behalf of AP-AMH and funds and receives all the distributions from its operations. ApolloMed has the rights to receive benefits from the operations of AP-AMH and has the option, but not the obligation, to cover losses. Therefore, AP-AMH is controlled and consolidated by ApolloMed as the primary beneficiary of this VIE.
In September 2019, ApolloMed completed the following series of transactions with its affiliates, AP-AMH and APC;

1.
ApolloMed loaned AP-AMH $545.0 million pursuant to a ten-year secured loan agreement (the "AP-AMH Loan"). The loan bears interest at a rate of 10% per annum simple interest, is not prepayable (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first priority security interest in all of AP-AMH's assets, including the shares of APC Series A Preferred Stock to be purchased by AP-AMH. To the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.

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

3.
APC purchased 15,015,015 shares of ApolloMed's common stock for total consideration of $300.0 million in private placement. In connection therewith, ApolloMed granted APC certain registration rights with respect to ApolloMed's common stock that APC purchased, and APC agreed that APC votes in excess of 9.99% of ApolloMed's then outstanding shares will be voted by proxy given to the ApolloMed's management, and that those proxy holders will cast the excess votes in the same proportion as all other votes cast on any specific proposal coming before the ApolloMed's stockholders.

4.
ApolloMed licensed to AP-AMH the right to use certain tradenames for certain specified purposes for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.

5.
Through its subsidiary, NMM, the Company agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee also is payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.

APC's ownership in ApolloMed was 32.44% at March 31, 2020 and 32.50% at December 31, 2019.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010, in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, is organized by a group of highly qualified physicians, and the surgical center utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. As of March 31, 2020, APC's owned 45.01% of CDSC's capital stock. CDSC is determined to be a VIE and APC is determined to be the primary beneficiary. APC has the ability to direct the activities that most significantly affect CDSC's economic performance and receives the most economic benefits; therefore CDSC is consolidated by APC.
APC-LSMA Designated Shareholder Medical Corporation ("APC-LSMA") was formed in October 2012, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), and AMG, a Professional Medical Corporation ("AMG").
Alpha Care, an IPA acquired by the Company in May 2019, has been operating in California since 1993 as a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to over 170,000 enrollees, as of March 31, 2020, and focuses on Medi-Cal/Medicaid, Commercial and Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
Accountable Health Care is a California-based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable Health Care currently has a network of over 300 primary care physicians and 700 specialty care physicians, and four community and regional hospital medical centers that provide quality health care services to more than 80,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and the California Healthy Families program. In August 2019, APC and APC-LSMA acquired the remaining outstanding shares of Accountable Health Care's capital stock which they did not already own (comprising 75%) for $7.3 million in cash (see Note 3).
AMG is a network of family practice clinics operating out of three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and Commercial patients through its network of doctors and nurse practitioners. In September 2019, APC-LSMA purchased 100% of the shares of capital stock of AMG for $1.2 million in cash and $0.4 million of APC common stock (see Note 3).

Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed in June 2014, for the purpose of holding an investment in Universal Care, Inc. (“UCI”). On April 30, 2020, UCAP completed its disposition of its 48.9% ownership interest in UCI to Bright Health Company of California, Inc. ("Bright") for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.'s, a Delaware corporation (solely for purposes of section 13.22 thereto) ("Bright Health, Inc.") preferred stock having a stipulated value of approximately $33.3 million. In addition, pursuant to the terms of the stock purchase agreement (the "SPA"), upon release from escrow, APC is entitled to receive all or that portion of the following escrowed amounts that have not been offset or reserved for claims: (i) cash consideration of approximately $15.6 million, plus (ii) non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having a stipulated value of approximately $5.9 million (see Note 17). As set forth in the Company’s definitive proxy statement filed with the SEC on July 31, 2019 (the “Proxy Statement”), the 48.9% interest in UCI is an “Excluded Asset” that remains solely for the benefit of APC and its shareholders. As such, any proceeds or gain on the sale of APC’s indirect ownership interest in Universal will have no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the Proxy Statement and consequently the sale will not affect net income attributable to the Company.
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
AMM, a wholly-owned subsidiary of ApolloMed, manages affiliated medical groups, which consist of ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). AMH provides hospitalist, intensivist, and physician advisory services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing.
Apollo Care Connect, Inc., a wholly-owned subsidiary of ApolloMed, provides a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

2.	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2019, has been derived from the Company's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future periods.
Principles of Consolidation
The consolidated balance sheets as of March 31, 2020 and December 31, 2019, and the consolidated statements of income for the three months ended March 31, 2020 and 2019,  include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, APAACO, and Apollo Care Connect, including ApolloMed's consolidated VIE, AP-AMH, NMM’s subsidiaries, NMM’s consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and APC-LSMA's consolidated subsidiaries Alpha Care and Accountable Health Care.
All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (incurred, but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints and completion factors, including historical medical loss ratios (“MLR”)), income taxes, valuation of share-based compensation and right-of-use ("ROU") assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of March 31, 2020, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $209.3 million, including approximately $117.0 million in certificates of deposit that were recognized as investments in marketable securities. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. As of March 31, 2020 and December 31, 2019, short-term marketable securities in the amount of approximately $117.1 million and $116.5 million, respectively, consist of equity securities and certificates of deposit with various financial institutions, reported at par value, plus accrued interest, with maturity dates from 4 months to 24 months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.
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
Capitation and claims receivable relate to each health plan’s capitation, is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from the Company's hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. During the three months ended March 31, 2020, recoverable claims paid related to the 2019 APAACO performance year to be administered following instructions from CMS, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop loss insurance premium reimbursements are included in “Other receivables” in the accompanying consolidated balance sheets.
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
Receivables are recorded when the Company is able to determine amounts receivable under these contracts and/or agreements based on information provided and collection is reasonably likely to occur. In regards to the credit loss standard, the Company continuously monitors its collections of receivables and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (CECL) model. At both March 31, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was approximately $2.9 million.
Concentrations of Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019

Commercial	$24,710	$26,761
Medicare	68,641	25,465
Medicaid	62,690	37,232
Other third parties	9,064	6,300
Revenue	$165,105	$95,758
The Company had major payors that contributed the following percentages of net revenue:

	For the Three Months Ended March 31,
	2020	2019

Payor A	12.1%	17.4%
Payor B	10.3%	15.3%
Payor C	*	12.0%
Payor D	17.6%	*
Payor E	13.3%	*

*	Less than 10% of total net revenues

The Company had major payors that contributed to the following percentages of receivables and receivables – related parties before the allowance for doubtful accounts:

	As of March 31, 2020	As of December 31, 2019

Payor D	13.6%	*
Payor F	33.5%	30.4%
Payor G	33.6%	36.0%

*	Less than 10% of total receivables and receivables — related parties, net
Fair Value Measurements of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, receivables, loans receivable, accounts payable, certain accrued expenses, finance lease obligations, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of the finance lease obligations and long term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosure of the inputs to valuations used to measure fair value.
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
The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2020 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$41,675	$—	$—	$41,675
Marketable securities – certificates of deposit	117,036	—	—	117,036
Marketable securities – equity securities	39	—	—	39

Total	$158,750	$—	$—	$158,750

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$50,731	$—	$—	$50,731
Marketable securities – certificates of deposit	116,469	—	—	116,469
Marketable securities – equity securities	70	—	—	70

Total	$167,270	$—	$—	$167,270
*    Included in cash and cash equivalents
There were no Level 2 or Level 3 inputs measured on a recurring basis for the three months ended March 31, 2020.
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the three months ended March 31, 2020.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2020 and 2019.
Goodwill and Indefinite-Lived Intangible Assets
Under ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.
At least annually, at the Company’s fiscal year-end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three main reporting units (1) management services, (2) IPAs, and (3) ACOs. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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

The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three months ended March 31, 2020 and 2019.
Investments in Other Entities — Equity Method
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
Medical Liabilities
APC, Alpha Care, Accountable Health Care, APAACO and MMG are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. APC, Alpha Care, Accountable Health Care, APAACO and MMG, provide integrated care to HMOs, Medicare and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying consolidated statements of income.
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
PMPM managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares. The Company generally estimates the transaction price using the most likely amount methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to the Company’s efforts to transfer the service for a distinct increment of the series (e.g., day or month) and is recognized as revenue in the month in which members are entitled to service.
Risk Pool Settlements and Incentives

APC enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company's risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factors and constraint percentages were used by management in applying the most likely amount methodology.

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

The Company's risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for its efforts to improve the quality of services and efficient and effective use of pharmacy supplemental benefits provided to HMO members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. The Company's incentives under “pay-for-performance” programs are recognized using the most likely methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared risk pool and incentive payments these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.

Generally, for the foregoing arrangements, the final settlement is dependent on each distinct day’s performance within the annual measurement period but cannot be allocated to specific days until the full measurement period has occurred and performance can be assessed. As such, this is a form of variable consideration estimated at contract inception and updated through the measurement period (i.e., the contract year), to the extent the risk of reversal does not exist and the consideration is not constrained.

NGACO AIPBP Revenue
APAACO and CMS entered into a NGACO Model Participation Agreement (the “Participation Agreement”) with an initial term of two performance years through December 31, 2018, which term was extended for two additional renewal years.
For each performance year, the Company must submit to CMS its selections for risk arrangement; the amount of the profit/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO Model. The Company must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO capitation revenues monthly. Excess over claims paid, plus an estimate for the related IBNR (see Note 8), monthly capitation received are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS.
For each performance year, CMS pays the Company in accordance with the alternative payment mechanism, if any, for which CMS has approved the Company; the risk arrangement for which the Company has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies. If CMS owes the Company shared savings or other monies, CMS shall pay the Company in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If the Company owes CMS shared losses or other monies owed as a result of a final settlement, the Company shall pay CMS in full within 30 days after the relevant settlement report is deemed final. If the Company fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS shall assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by the Company.
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
For performance year 2020, the Company continues to receive monthly AIPBP payments at a rate of approximately $7.5 million per month from CMS, and will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company has received approximately $22.6 million in total AIPBP payments for the three months ended March 31, 2020 of which $21.9 million has been recognized as revenue. The Company also recorded assets of approximately $8.5 million related to IBNR during the three months ended March 31, 2020 and $3.2 million related to final settlement of the 2018 performance year. These balances are included in “Other receivables” in the accompanying consolidated balance sheets.

Management Fee Income
Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the applicable agreement.
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
The Company’s management contracts generally have long terms (e.g., 10 years), although they may be terminated earlier under the terms of the applicable contracts. Since the remaining variable consideration will be allocated to a wholly unsatisfied promise that forms part of a single performance obligation recognized under the series guidance, the Company has applied the optional exemption to exclude disclosure of the allocation of the transaction price to remaining performance obligations.
Fee-for-Services Revenue
FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians. Under the FFS arrangements, the Company bills the hospitals and third-party payors for the physician staffing and further bills patients or their third-party payors for patient care services provided and receives payment. FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and are recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the consolidated financial statements. The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems, as well as an estimate of the revenue associated with medical services.
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
Consideration from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. Patient encounters and related episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach for the FFS revenue stream to group together contracts with similar characteristics and analyze historical cash collections trends. The contracts within the portfolio share the characteristics conducive to ensuring that the results do not materially differ under the new standard if it were to be applied to individual patient contracts related to each patient encounter. Accordingly, there was no change in the Company's method to recognize revenue under ASC 606 Revenue from Contracts with Customers (“ASC 606”) from the previous accounting guidance.

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
The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether and with whom the patients the Company provides services to in the period are insured and the Company's contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of income in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $0.7 million and $8.9 million as of March 31, 2020 and December 31, 2019, respectively, and is presented within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. During the three months ended March 31, 2020, $0.4 million of the Company’s contract liability accrued in 2019 has been recognized as revenue and $8.5 million was repaid back to CMS for AIPBP capitation received and not earned.
Other Financial Information
In March 2020, the Company made a deposit of $4.0 million for future investment opportunities. The investment was made with cash strictly related to the APC excluded assets that was generated from the series of transactions with AP-AMH. The deposit is included in “Other assets” in the accompanying consolidated balance sheets.
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
The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the consolidated financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the consolidated financial statements.
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
The Company accounts for share-based awards granted to persons other than employees and directors under ASC 505-50 Equity-Based Payments to Non-Employees. As such the fair value of such shares of stock is periodically remeasured using an appropriate valuation model and income or expense is recognized over the vesting period.
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 14 for a discussion of shares treated as treasury shares for accounting purposes.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. As of March 31, 2020 and December 31, 2019, APC's shares were not redeemable, nor was it probable the shares would become redeemable.
Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of VIEs. A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU became effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-17 on January 1, 2020. The adoption of ASU 2018-17 did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of ASU 2019-12 will have on the Company's consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). This ASU clarifies the interaction between accounting for equity securities, equity method investments and certain derivative instruments. This amendment in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of ASU 2020-01 will have on the Company's consolidation financial statements.
Other than the standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

3.	Business Combination and Goodwill
Alpha Care Medical Group
On May 31, 2019, APC and APC-LSMA completed their acquisition of 100% of the capital stock of Alpha Care from Dr. Kevin Tyson for an aggregate purchase price of approximately $45.1 million in cash, subject to post-closing adjustments. As part of the transaction the Company deposited $2.0 million into an escrow account for potential post-closing adjustments. As of March 31, 2020 no post-closing adjustment is expected to be paid to Dr. Tyson and the full amount of the escrow account is expected to be returned to the Company. As such, the escrow amount is presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date (in thousands):

Balance Sheet
Assets acquired
Cash and cash equivalents	$3,569
Accounts receivable, net	10,336
Other current assets	4,342
Network relationship intangible assets	22,636
Goodwill	28,585
Accounts payable	(2,758)
Deferred tax liabilities	(6,334)
Medical liabilities	(15,320)
Net assets acquired	$45,056

Cash paid	$45,056

Accountable Health Care, IPA
On August 30, 2019, APC and APC-LSMA, acquired the remaining outstanding shares of capital stock (comprising 75%) in Accountable Health Care in exchange for $7.3 million. In addition to the payment of $7.3 million APC assumed all assets and liabilities of Accountable Health Care, including loans payable to NMM and APC of $15.4 million, which have been eliminated upon consolidation and contributed the 25% investment totaling $2.4 million, total purchase price was $25.1 million (see Note 5).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date (in thousands):

Balance Sheet
Assets acquired
Cash and cash equivalents	$582
Accounts receivable, net	5,150
Other current assets	198
Network relationship intangible assets	11,411
Goodwill	23,052
Accounts payable	(3,245)
Medical liabilities	(12,154)
Subordinated loan	(15,327)
Net asset acquired	$9,667

Equity investment contributed	$2,417
Cash paid	$7,250
The Company acquired AMG in September 2019 for total consideration of $1.6 million, of which $0.4 million was in the form of APC common stock. The business combination did not meet the quantitative thresholds to require separate disclosures based on the Company's consolidated net assets, investments and net income.
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
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the three months ended March 31, 2020 was as follows (in thousands);

Balance, January 1, 2020	$238,505
Adjustments	34

Balance, March 31, 2020	$238,539

4.	Intangible Assets, Net
At March 31, 2020, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross March 31, 2020	Accumulated Amortization	Net March 31, 2020
Amortized intangible assets:
Network relationships	11-15	143,930	(63,831)	80,099
Management contracts	15	22,832	(10,206)	12,626
Member relationships	12	6,696	(2,573)	4,123
Patient management platform	5	2,060	(961)	1,099
Trade name/trademarks	20	1,011	(118)	893
		$176,529	$(77,689)	$98,840
At December 31, 2019, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2019	Accumulated Amortization	Net December 31, 2019
Amortized intangible assets:
Network relationships	11-15	143,930	(60,526)	83,404
Management contracts	15	22,832	(9,676)	13,156
Member relationships	12	6,696	(2,352)	4,344
Patient management platform	5	2,060	(858)	1,202
Trade name/trademarks	20	1,011	(105)	906
		$176,529	$(73,517)	$103,012
Amortization expense was $4.2 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively.
Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount

2020 (excluding the three months ended March 31, 2020)	$11,856
2021	14,524
2022	12,673
2023	10,842
2024	9,830
Thereafter	39,115

Total	$98,840

5.	Investments in Other Entities — Equity Method
Rollforward of Equity Method Investment (in thousands)

	December 31, 2019	Allocation of Income (Loss)	Contribution	March 31, 2020
LaSalle Medical Associates – IPA Line of Business	$6,397	$(643)	$—	$5,754
Pacific Medical Imaging & Oncology Center, Inc.	1,396	87	—	1,483
Universal Care, Inc.	1,438	2,670	—	4,108
Diagnostic Medical Group	2,334	(5)	—	2,329
531 W. College, LLC – related party	16,698	(111)	300	16,887
MWN, LLC – related party	164	56	—	220
	$28,427	$2,054	$300	$30,781
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and currently operates six neighborhood medical centers through its network of more than 2,300 PCP and Specialists providers, treating children, adults and seniors in San Bernardino County, California. LMA’s patients are primarily served by Medi-Cal and they also accept Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high-quality care to more than 295,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended March 31, 2020 and 2019, APC recorded losses from this investment of $0.6 million and $1.1 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balance of $5.8 million and $6.4 million at March 31, 2020 and December 31, 2019, respectively.
LMA’s summarized balance sheets at March 31, 2020 and December 31, 2019 and summarized statements of operations for the three months ended March 31, 2020 and 2019 with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	March 31, 2020	December 31, 2019
Assets

Cash and cash equivalents	$—	$6,345
Receivables, net	8,901	5,124
Other current assets	3,380	3,526
Loan receivable	2,250	2,250
Restricted cash	686	683

Total assets	$15,217	$17,928

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$23,390	$23,530
Stockholders’ deficit	(8,173)	(5,602)

Total liabilities and stockholders’ deficit	$15,217	$17,928

Statements of Operations

	Three Months Ended March 31,
	2020	2019

Revenues	$46,304	$46,406
Expenses	48,730	50,702

Net loss	$(2,426)	$(4,296)
Pacific Medical Imaging and Oncology Center, Inc.
Incorporated in California in 2004, PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high-quality diagnostic services, such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry and digital mammography, at its facilities.
In July 2015, APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA invested $1.2 million for a 40% ownership interest in PMIOC.

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.6 million and $0.7 million, for the three months ended March 31, 2020 and 2019, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the three months ended March 31, 2020 and 2019, APC recorded income from this investment of approximately $0.1 million and $0.1 million, respectively, in the accompanying consolidated statements of income and has investment balances of $1.5 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively.
Universal Care, Inc.
UCI is a privately held health plan that has been in operation since 1985. UCI holds a license under the California Knox-Keene Health Care Services Plan Act to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.
On August 10, 2015, UCAP purchased 100,000 shares of UCI class A-2 voting common stock from UCI for $10.0 million, which shares comprise 48.9% of UCI's total outstanding shares and 50% of UCI’s voting common stock. APC accounts for its investment in UCI under the equity method of accounting as APC has the ability to exercise significant influence, but not control over UCI’s operations. During the three months ended March 31, 2020 and 2019, the Company recorded income from this investment of approximately $2.7 million and $1.0 million, respectively, in the accompanying consolidated statements of income and had investment balances of $4.1 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively.
On April 30, 2020, UCAP completed its disposition of its 48.9% ownership interest in UCI to Bright for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having a stipulated value of approximately $33.3 million. In addition, pursuant to the terms of the SPA, upon release from escrow, APC is entitled to receive all or that portion of the following escrowed amounts that have not been offset or reserved for claims: (i) cash consideration of approximately $15.6 million, plus (ii) non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having a stipulated value of approximately $5.9 million (see Note 17).
UCI’s balance sheets at March 31, 2020 and December 31, 2019 and statements of income for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

Balance Sheets

	March 31, 2020	December 31, 2019
Assets

Cash	$34,757	$33,890
Receivables, net	83,454	63,843
Other current assets	43,417	38,280
Other assets	885	882
Property and equipment, net	4,429	4,021

Total assets	$166,942	$140,916

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$148,902	$128,330
Other liabilities	33,126	33,133
Stockholders’ deficit	(15,086)	(20,547)

Total liabilities and stockholders’ deficit	$166,942	$140,916
Statements of Income

	Three Months Ended March 31,
	2020	2019
Revenues	$146,481	$113,319
Expenses	141,771	111,408

Income before benefit from income taxes	4,710	1,911
Benefit from income taxes	—	(211)

Net income	$4,710	$2,122
Diagnostic Medical Group
In May 2016, David C.P. Chen M.D., individually, and APC-LSMA, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG.
APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended March 31, 2020 and 2019, APC recorded losses and income from this investment of $5,244 and $0.2 million, respectively, in the consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.3 million as of March 31, 2020 and December 31, 2019, respectively.
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
On June 29, 2018, 531 W. College, LLC closed its purchase of a non-operational hospital located in Los Angeles from Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, for a total purchase price of $33.3 million. On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM's 25% membership interest in 531 W. College, LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.9 million.
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. For the three months ended March 31, 2020 and March 31, 2019, APC recorded losses of $0.1 million and $46,968, respectively, in the accompanying consolidated statements of income. During the period ended March 31, 2020, the Company contributed $0.3 million to 531 W. College LLC as part of its 50% interest and had investment balances of $16.9 million and $16.7 million, respectively, at March 31, 2020 and December 31, 2019.
531 W. College LLC’s balance sheets at March 31, 2020 and December 31, 2019 and statements of operations for the three months ended March 31, 2020 and 2019 are as follows (in thousands):
Balance Sheets

	March 31, 2020	December 31, 2019
Assets

Cash	$48	$139
Other current assets	124	17
Other assets	70	70
Property and equipment, net	33,697	33,581

Total assets	$33,939	$33,807

Liabilities and Members’ Equity

Current liabilities	$1,114	$1,062
Stockholders’ equity	32,825	32,745

Total liabilities and members’ equity	$33,939	$33,807
Statements of Operation

	Three Months Ended March 31,
	2020	2019
Revenues	—	—
Expenses	338	469
Loss from operations	(338)	(469)

Other income	$21	$289

Net loss	$(317)	$(180)
MWN LLC – Related Party
On December 18, 2018, NMM, 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each own 33.3% of the membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. NMM invested an additional $0.3 million for working capital purposes in August, 2019. For the three months ended March 31, 2020, NMM recorded income from its investment in MWN LLC of $0.1 million in the accompanying consolidated statements of income and had an investment balance of $0.2 million as of March 31, 2020 and December 31, 2019.
Investment in privately held entity that does not report net asset value per share
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented an approximately 2.8% ownership interest. In connection with the initial purchase, APC received a five-year warrant to purchase an additional 270,000 membership interests. Additionally, APC received a five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests, which MediPortal LLC will grant APC upon completion of its health portal. As of March 31, 2020, the health portal has not been completed. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
AchievaMed
On July 1, 2019, NMM and AchievaMed, Inc., a California corporation ("AchievaMed"), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in "Investment in privately held entities" in the accompanying consolidated balance sheets as of March 31, 2020.

6.	Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Dr. Albert Arteaga
On June 28, 2019, APC entered into a convertible secured promissory note with Dr. Albert H. Arteaga, M.D. ("Dr. Arteaga"), Chief Executive Officer of LMA, to loan $6.4 million to Dr. Arteaga. Interest on the loan accrues at a rate that is equal to the prime rate, plus 1% (4.25% as of March 31, 2020) and payable in monthly installments of interest only on the first day of each month until the maturity date of June 28, 2020, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The note is secured by certain shares of LMA common stock held by Dr. Arteaga.
At any time on or before June 28, 2020, and upon written notice by APC to Dr. Arteaga, APC has the right, but not the obligation, to convert the entire outstanding principal amount of this note into shares of LMA common stock, which equal 21.25% of the aggregate then-issued and outstanding shares of LMA common stock to be held by APC's designee, which may include APC-LSMA. If converted, APC-LSMA and APC's designee will collectively own 46.25% of the equity of LMA with the remaining 53.75% to be owned by Dr. Arteaga. The entire note receivable has been classified under loans receivable — related parties on the consolidated balance sheets in the amount of $6.4 million as of March 31, 2020.
During the period ended March 31 2020, the Company entered into an agreement to advance Dr. Arteaga $2.2 million related to claims that were overpaid in the ordinary course of business. The advanced amount is repaid as the overpaid claims are recovered. As of March 31, 2020 the outstanding amount due was $1.6 million and included in the "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets.
Loan receivable - related parties
Universal Care, Inc.
In 2015, APC advanced $5.0 million on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, November 28, 2018 and December 13, 2019 APC advanced an additional $2.5 million, $5.0 million and $4.0 million, respectively. The loans accrue interest at the prime rate, plus 1.00%, or 4.25%, as of March 31, 2020 and 5.75% as of December 31, 2019, with interest to be paid monthly. The notes receivable were classified under loans receivable — related parties on the consolidated balance sheets in the amount of $16.5 million as of March 31, 2020 and December 31, 2019, respectively. On April 30, 2020, UCAP completed its disposition of its 48.9% ownership interest in UCI to Bright for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having a stipulated value of approximately $33.3 million. In addition, pursuant to the terms of the SPA, upon release from escrow, APC is entitled to receive all or that portion of the following escrowed amounts that have not been offset or reserved for claims: (i) cash consideration of approximately $15.6 million, plus (ii) non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having a stipulated value of approximately $5.9 million (see Note 17).
The Company assessed the loan receivables under the CECL model by assessing the party's ability to pay by reviewing their, interest payment history quarterly, financial history annually and reassessing any insolvency risk that is identified. If a failure to pay occurs, the Company assesses the terms of the notes and estimate an expected credit loss based on the remittance schedule of the note.

7.	Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$7,745	$6,914
Capitation payable	2,802	2,813
Subcontractor IPA payable	2,886	3,360
Professional fees	1,792	1,837
Due to related parties	55	225
Accrued compensation	4,162	3,238
Contract liabilities	664	8,892

Total accounts payable and accrued expenses	$20,106	$27,279

8.	Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2020	March 31, 2019
Medical liabilities, beginning of period	$58,725	$33,642
Components of medical care costs related to claims incurred:
Current period	85,928	31,870
Prior periods	(602)	3,105
Total medical care costs	85,326	34,975
Payments for medical care costs related to claims incurred:
Current period	(37,004)	(16,587)
Prior periods	(43,247)	(28,850)
Total paid	(80,251)	(45,437)
Adjustments	(102)	86

Medical liabilities, ending balance	$63,698	$23,266

9.	Credit Facility, Bank Loan and Lines of Credit
Credit Facility
The Company's credit facility consisted of the following (in thousands):

March 31, 2020

Term loan A	$185,250
Revolver loan	60,000
Total debt	245,250

Less: Current portion of debt	(9,500)
Less: Unamortized financing costs	(5,645)

Long-term debt	$230,105
Future maturities of the Company's credit facility is to be as follows for the years ending December 31 (in thousands):

Amount
2020 (excluding the three months ended March 31, 2020)	$7,125
2021	10,688
2022	14,250
2023	15,437
2024	197,750

Total	$245,250
Credit Agreement
In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the "Credit Facility") with Truist Financial Corporation (formerly known as SunTrust Bank), in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
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
The proceeds of the term loan and up to $60.0 million of the revolving credit facility were used to (i) finance a portion of the AP-AMH Loan, (ii) refinance certain indebtedness of the Company and its subsidiaries and, indirectly, APC, (iii) pay transaction costs and expenses arising in connection with the Credit Agreement, the AP-AMH Loan and certain other related transactions and (iv) provide for working capital, capital expenditures and other general corporate purposes. The remainder of the revolving credit facility will be used to finance future acquisitions and investments and to provide for working capital needs, capital expenditures and other general corporate purposes.
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
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread between 1.00% and 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of March 31, 2020, the interest rate on Term Loan A and Revolver Loan was 3.57% and 3.24%, respectively. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2020, the Company was in compliance with the covenants relating to its credit facility.
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

Deferred Financing Costs

The Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs will be amortized over the life of the Credit Facility using the effective interest rate method.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2020 and 2019 was 4.24% and 5.47%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2020 and 2019 of $0.3 million and $0, respectively.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amounts outstanding as of June 30, 2019 of $5.0 million was fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 and July 29, 2019 to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% as of March 31, 2020 and 4.875% as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments, plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, was terminated in connection with the closing of the Credit Facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement was terminated and reissued under the Credit Agreement. These outstanding letters of credit totaled $14.8 million as of March 31, 2020 and the Company has $10.2 million available under the revolving Credit Facility for letter of credit.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 and June 11, 2019 to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% and 4.875% as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, there was no availability under this line of credit.
Standby Letters of Credit
On October 2, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2020 and is automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. This standby letter of credit was subsequently amended on August 14, 2019 to increase amount from $6.6 million to $14.8 million and extended expiration date on December 31, 2020 with all other terms and conditions remain unchanged. In connection with the closing of the Credit Facility, this letter of credit was terminated and reissued under the Credit Agreement.
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
Mezzanine
As the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interest in APC as mezzanine or temporary equity. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of March 31, 2020 and December 31, 2019.
Stockholders’ Equity

As of March 31, 2020, 302,732 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the merger between NMM and ApolloMed in December 2017 (the "Merger"), as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.
See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.

Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	607,346	$9.22	3.42	$5,600
Options granted	11,742	18.41	—	—
Options exercised	(100,000)	2.10	—	1,600
Options forfeited	(12,228)	17.57	—	—

Options outstanding at March 31, 2020	506,860	$10.63	3.31	$2,000

Options exercisable at March 31, 2020	375,960	$6.25	2.11	$2,000
During the three months ended March 31, 2020 and 2019, stock options were exercised for 100,000 and 6,000 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.2 million and $27,000, respectively. The exercise price was $2.10 per share for the exercises during the three months ended March 31, 2020 and was $4.50 per share for the exercises during the three months ended March 31, 2019.
During the three months ended March 31, 2020 and 2019, no stock options were exercised pursuant to the cashless exercise provision.
During the three months ended March 31, 2020, the Company granted 11,742 five-year stock options to certain ApolloMed board members with an exercise price of $18.41, which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

March 31, 2020	Board Members
Expected term	3.0 years
Expected volatility	90.01%
Risk-free interest rate	1.43%
Market value of common stock	$10.56
Annual dividend yield	—%
Forfeiture rate	—%
Restricted Stock Awards
The Company grants restricted stock awards to employees which are earned based on service conditions. The grant date fair value of the restricted stock awards is that day's closing market price of the Company's common stock. During the three months ended March 31, 2020, the Company granted restricted stock awards totaling 97,447 shares with a weighted average grant date fair value of $17.58. The grant date fair value of the restricted stock was $1.6 million to be recognized on a straight-line basis over the awards' vesting period of three years.
During the three months ended March 31, 2020, the Company recorded approximately $0.9 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which is included in general and administrative expenses in the accompanying consolidated statements of income, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2020 was $4.6 million.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of common stock as of March 31, 2020.

Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2020	3,154,590	$9.96	2.01	$26,700
Warrants granted	—	—	—	—
Warrants exercised	(51,601)	9.50	—	400
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at March 31, 2020	3,102,989	$9.97	1.78	$9,200

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$9.00	919,048	0.54	919,048	$9.00
10.00	1,367,451	2.06	1,367,451	10.00
11.00	816,490	2.69	816,490	11.00

$ 9.00 –11.00	3,102,989	1.78	3,102,989	$9.97
During the three months ended March 31, 2020 and 2019, common stock warrants were exercised for 51,601 and 11,516 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.5 million and $0.1 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the three months ended March 31, 2020 and 2019, respectively.
Treasury Stock
APC owned 17,307,214 and 17,290,317 shares of ApolloMed’s common stock as of March 31, 2020 and December 31, 2019, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes (see Note 1).

During the year ended December 31, 2019, APC established a brokerage account to invest excess capital in the equity market. The brokerage account is managed directly by an independent investment committee of the APC board, of which Dr. Kenneth Sim and Dr. Thomas Lam have been excluded. As of March 31, 2020, the brokerage account only held shares of ApolloMed, as such the brokerage account totaling $7.6 million has been recorded as treasury shares.
Dividends
During the three months ended March 31, 2020 and 2019, APC declared dividends of $10.0 million, respectively.

11.	Commitments and Contingencies
Regulatory Matters
Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medi-Cal programs.

As risk-bearing organizations, APC, Alpha Care and Accountable Health Care are required to comply with California DMHC regulations, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At March 31, 2020 and December 31, 2019, APC, Alpha Care and Accountable Health Care were in compliance with these regulations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount equal to 2% of the Company's benchmark Medicare Part A and Part B expenditures. The Company has established an irrevocable standby letter of credit with Preferred Bank of $8.2 million and $6.6 million for the 2019 and 2018 performance years (see Note 9).
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
Prospect Medical Systems
On or about March 23, 2018 and April 3, 2018, a Demand for Arbitration and an Amended Demand for Arbitration were filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG, ApolloMed and AMM with Judicial Arbitration Mediation Services in California, arising out of MMG’s purported business plans, seeking damages in excess of $5.0 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. By stipulation and order dated April 28, 2020, both ApolloMed and Apollo Medical Management, Inc. were dismissed without prejudice from the arbitration for lack of jurisdiction on the basis that neither of them were a party to any arbitration agreement with Prospect, subject, however, to Prospect reserving its rights against Apollo and tolling of applicable statute of limitation. MMG disputes the allegations and intends to vigorously defend against this matter. The resolution of this matter and any potential range of loss in excess of any current accrual cannot be reasonably determined or estimated at this time primarily because the matter has not been fully arbitrated and presents unique regulatory and contractual interpretation issues.
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

12.	Related-Party Transactions
On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (see Note 5), in the amount of $5.0 million. On June 28, 2018 and November 28, 2018, UCAP entered into two additional subordinated note receivable agreements with UCI in the amount of $2.5 million and $5.0 million, respectively (see Note 6).
During the three months ended March 31, 2020 and 2019, NMM earned approximately $4.2 million and $3.2 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).
During the three months ended March 31, 2020 and 2019, APC paid approximately $0.6 million and $0.7 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three months ended March 31, 2020 and 2019, APC paid approximately $1.8 million and $2.0 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three months ended March 31, 2020 and 2019, APC paid approximately $39,800 and $92,000, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three months ended March 31, 2020 and 2019, APC paid an aggregate of approximately $7.3 million and $9.3 million, respectively, to shareholders of APC for provider services, which include approximately $1.7 million and $3.3 million, respectively, to shareholders who are also officers of APC.
During the three months ended March 31, 2020 and 2019, NMM paid approximately $0.3 million, respectively, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.
During the three months ended March 31, 2020, NMM paid approximately $0.4 million, respectively, to One MSO, Inc. ("One MSO") for an office lease. One MSO shares common ownership with certain board members of NMM. As of March 31, 2020, the Company had $10.8 million of ROU assets and lease liabilities, respectively, related to its office lease with One MSO to be amortized over the remaining life of the lease.
During the three months ended March 31, 2020 and 2019, the Company paid approximately $0.1 million, respectively, to Critical Quality Management Corporation (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
During the three months ended March 31, 2020 and 2019, SCHC paid approximately $0.1 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income earned related to AHMC, HSMSO and Aurion (in thousands):

	Three Months Ended March 31,
	2020	2019
AHMC – Risk pool and capitation	$11,999	$11,600
HSMSO – Management fees, net	(132)	(650)
Aurion – Management fees	(75)	(100)

Net total	$11,792	$10,850

The Company and AHMC have a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three months ended March 31, 2020 and 2019, the Company has recognized risk pool revenue under this agreement of $12.0 million and $10.1 million, respectively, for which $47.2 million and $40.4 million remain outstanding as of March 31, 2020 and December 31, 2019, respectively.

During the quarter ended March 31, 2020, NMM paid approximately $26,600 to an Apollo board member for consulting services.
In addition, affiliates wholly owned by the Company’s officers, including the Company's Co-CEOs, Dr. Sim and Dr. Lam, are reported in the accompanying consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.
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
As of March 31, 2020 due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal consolidation rules, as realization of these assets is uncertain.
The Company’s effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, nondeductible permanent items, and change in valuation allowance.
As of March 31, 2020, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law. The CARES Act includes various income and payroll tax provisions that we are in the process of analyzing to determine the tax impacts. However, we do not expect the benefits of the CARES Act to impact the Company’s annual estimated tax rate for the period March 31, 2020.

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
As of March 31, 2020 and December 31, 2019 APC held 17,307,214 and 17,290,317 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2020	2019
Earnings per share – basic	$0.11	$—
Earnings per share – diluted	$0.11	$—
Weighted average shares of common stock outstanding – basic	36,010,268	34,496,622
Weighted average shares of common stock outstanding – diluted	37,439,099	38,074,174
Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2020	2019
Weighted average shares of common stock outstanding – basic	36,010,268	34,496,622
10% shares held back pursuant to indemnification clause	—	1,519,805
Stock options	185,830	455,381
Warrants	1,207,445	1,602,366
Restricted stock units	35,556	—
Weighted average shares of common stock outstanding – diluted	37,439,099	38,074,174

15.	Variable Interest Entities (VIEs)
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
The following table includes assets that can only be used to settle the liabilities of APC, including Alpha Care and Accountable Health Care, and the creditors of APC, including Alpha Care and Accountable Health Care, have no recourse to the Company, nor do creditors of the Company have recourse against the assets of APC, including Alpha Care and Accountable Health Care. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliates, which are eliminated upon consolidation with NMM, are included in the accompanying consolidated balance sheets (in thousands).

	March 31, 2020	December 31, 2019
Assets

Current assets
Cash and cash equivalents	$57,015	$87,110
Restricted cash	75	75
Investment in marketable securities	117,036	123,948
Receivables, net	16,332	9,300
Receivables, net – related party	49,279	42,976
Other receivables	734	744
Prepaid expenses and other current assets	7,257	7,403
Loan receivable	6,425	6,425
Loan receivable – related parties	16,500	16,500
Total current assets	270,653	294,481

Noncurrent assets
Land, property and equipment, net	9,304	9,547
Intangible assets, net	78,247	81,439
Goodwill	108,946	108,913
Investment in privately held entities	223,796	319,930
Investments in other entities – equity method	30,785	28,427
Restricted cash	746	746
Operating lease right-of-use assets	4,444	4,751
Other assets	5,040	1,057

Total noncurrent assets	461,308	554,810

Total assets	$731,961	$849,291

Current liabilities
Accounts payable and accrued expenses	$11,317	$11,187
Fiduciary accounts payable	1,709	2,027
Medical liabilities	45,029	49,019
Income taxes payable	8,034	4,530
Amount due to affiliate	23,128	28,058
Dividends payable	337	271
Finance lease liabilities	102	102
Operating lease liabilities	1,217	1,088

Total current liabilities	90,873	96,282

Noncurrent liabilities
Deferred tax liability	12,587	14,059
Finance lease liabilities, net of current portion	390	416
Operating lease liabilities, net of current portion	3,336	3,742

Total noncurrent liabilities	16,313	18,217

Total liabilities	$107,186	$114,499
The assets of the Company’s other consolidated VIEs were not considered significant.

16.	Leases
The Company has operating and finance leases for corporate offices, doctors’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of March 31, 2020 and December 31, 2019, assets recorded under finance leases were $0.5 million, respectively, and accumulated depreciation associated with finance leases was $0.3 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Operating lease cost	$1,942	$1,102

Finance lease cost
Amortization of lease expense	$26	$25
Interest on lease liabilities	4	5

Sublease income	$(134)	$(100)

Total finance lease cost, net	$1,838	$1,032

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,547	$1,034
Operating cash flows from finance leases	4	5
Financing cash flows from finance leases	26	25

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	4,745	8,855

	Three Months Ended March 31,
	2020	2019

Weighted Average Remaining Lease Term

Operating leases	7.33 years	4.30 years
Finance leases	4.42 years	5.25 years

Weighted Average Discount Rate

Operating leases	6.10%	6.13%
Finance leases	3.00%	3.00%
Future minimum lease payments under non-cancellable leases as of March 31, 2020 is as follows (in thousands):

March 31, 2020	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$3,227	$89
2021	3,745	119
2022	2,970	119
2023	2,724	119
2024	2,340	79
Thereafter	8,484	—

Total future minimum lease payments	23,490	525
Less: imputed interest	4,788	33
Total lease liabilities	18,702	492
Less: current portion	3,119	102
Long-term lease liabilities	$15,583	$390
As of March 31, 2020, the Company does not have additional operating and finance leases that have not yet commenced.

17.	Subsequent Events
Universal Care Inc.

On December 31, 2019, UCAP, entered into an SPA among UCAP, Bright, Bright Health, Inc., UCI, Howard E. And Elaine H. Davis Family Trust, Howard E. And Elaine H. Davis Grandchildren’s Trust, Jeffrey V. Davis, Jay B. Davis, Laura Davis-Loschiavo, Marc M. Davis, Peter And Helen Lee Family Trust, and, in their respective capacities as seller representatives, Kenneth Sim, M.D., Thomas Lam, M.D., Jay Davis and Jeffrey Davis. Pursuant to the SPA, UCAP and all of the other shareholders of UCI agreed to sell to Bright all of their respective shares of capital stock in UCI.

On April 30, 2020, the Closing Date, and pursuant to the SPA, UCAP and all of the other shareholders of UCI sold to Bright all of their respective shares of capital stock in UCI. In connection with such sale, on the Closing Date, APC received approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having a stipulated value of approximately $33.3 million. In addition, pursuant to the terms of the SPA, upon release from escrow, APC is entitled to receive all or that portion of the following escrowed amounts that have not been offset or reserved for claims: (i) cash consideration of approximately $15.6 million, plus (ii) non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having a stipulated value of approximately $5.9 million.

Dividends

On May 4, 2020 APC’s board of directors approved a dividend distribution on a pro rata basis to APC’s shareholders totaling $20.0 million, which was paid on May 6, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.
Overview
We, together with our affiliated physician groups and consolidated entities, are a physician-centric integrated population health management company providing coordinated, outcomes-based medical care in a cost-effective manner and serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid and HMOs, with a small portion of our revenues coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through ApolloMed and the following subsidiaries: NMM, AMM, APAACO and Apollo Care Connect, and their consolidated entities.
Through our NGACO model and a network of IPAs with more than 7,000 contracted physicians, which physician groups have agreements with various health plans, hospitals and other HMOs, we are currently responsible for coordinating the care for over 1.1 million patients in California as of March 31, 2020. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.
Recent Developments

Auditor Change

On April 24, 2020, following a competitive selection process, the Company's Audit Committee approved the engagement of Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31,

2020 and dismissed BDO USA, LLP (“BDO”) from service as the Company’s independent registered public accounting firm, effective immediately. The Company engaged E&Y on April 27, 2020.

Disposition of Investment

On April 30, 2020, Universal Care Acquisition Partners, LLC (“UCAP”), a wholly-owned subsidiary of our consolidated variable interest entity, APC, completed the sale of its 48.9% equity ownership interest (its “Percentage Interest”) in Universal Care, Inc. (“UCI”), a private full service health plan provider doing business as Brand New Day to Bright Health Company of California, Inc. (“Bright”). From the sale, APC received approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Heath, Inc.’s preferred stock having a stipulated value of approximately $33.3 million. In addition, upon release from escrow, APC will be entitled to receive all or that portion of the following escrowed amounts that have not been offset or reserved for claims: (i) cash consideration of approximately $15.6 million, plus (ii) non-cash consideration consisting of shares of Bright Health, Inc.'s preferred stock having a stipulated value of approximately $5.9 million.

As disclosed in the Company’s definitive proxy statement filed with the SEC on July 31, 2019 (the “Proxy Statement”), the Percentage Interest is an “Excluded Asset” that remains solely for the benefit of APC and its shareholders. As such, any proceeds or gain on the sale of APC’s indirect ownership interest in UCI will have no impact on the Series A Dividend payable by APC to AP-AMH as described in the Proxy Statement. Accordingly, the sale will not impact net income attributable to the Company.
Key Financial Measures and Indicators
Operating Revenues
Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income and FFS revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change
Revenue
Capitation, net	$140,421	$71,517	$68,904	96%
Risk pool settlements and incentives	11,236	10,094	1,142	11%
Management fee income	8,815	8,997	(182)	(2)%
Fee-for-services, net	3,427	4,081	(654)	(16)%
Other income	1,206	1,069	137	13%
Total revenue	165,105	95,758	69,347	72%
Operating expenses
Cost of services	144,204	83,432	60,772	73%
General and administrative expenses	11,834	10,264	1,570	15%
Depreciation and amortization	4,702	4,418	284	6%
Provision for doubtful accounts	—	951	(951)	(100)%
Total expenses	160,740	99,065	61,675	62%
Income (loss) from operations	4,365	(3,307)	7,672	(232)%
Other income (expense)
Income (loss) from equity method investments	2,054	(850)	2,904	(342)%
Interest expense	(2,868)	(211)	(2,657)	1259%
Interest income	929	323	606	188%
Other income	102	187	(85)	(45)%
Total other income (expense), net	217	(551)	768	(139)%
Income (loss) before provision for (benefit from) income taxes	4,582	(3,858)	8,440	(219)%
Provision for (benefit from) income taxes	1,595	(1,408)	3,003	(213)%
Net income (loss)	$2,987	$(2,450)	$5,437	(222)%

Net loss attributable to noncontrolling interests	(1,065)	(2,590)	1,525	(59)%
Net income attributable to Apollo Medical Holdings, Inc.	$4,052	$140	$3,912	2794%
Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended March 31, 2020 was $4.1 million, as compared to net income attributable to Apollo Medical Holdings, Inc. of $0.1 million for the same period in 2019, an increase of $4.0 million.
Physician Groups and Patients
As of March 31, 2020 and 2019, we managed a total of 13 and 10 groups of affiliated physicians, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.1 million and 0.8 million, respectively. The increase was attributable to a management services agreement entered into in 2020 that contributed 0.1 million new members and increased membership at the physician groups we manage.
Revenue

Our revenue for the three months ended March 31, 2020 was $165.1 million, as compared to $95.8 million for the three months ended March 31, 2019, an increase of $69.3 million, or 72%. The increase in revenue was primarily attributable to the following;
(i) Capitation revenue increased by approximately $68.9 million primarily due to our acquisition of Alpha Care on May 31, 2019 and Accountable Health Care on August 30, 2019, which contributed revenue of approximately $32.5 million and $12.5 million, respectively for such companies, in addition to organic capitation revenue growth at APC of $2 million, for the three months ended March 31, 2020. Further, the capitation revenue for the three months ended March 31, 2020 included $21.9 million from the APA ACO program as compared with nil from the APA ACO program during the same period in 2019 when the program was temporarily suspended.
(ii) Risk pool revenue increased by $1.1 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses for which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $0.2 million mainly due to the acquisition of Accountable Health Care offset with increased fees from a management services agreement entered into beginning January 1, 2020 which contributed approximately $1.7 million.
(iv) Fee-for-service revenue decreased by $0.6 million due to reduced procedures performed at our surgery centers and heart center as a result of the COVID-19 outbreak.
(v) Other income increased by $0.1 million as a result of increased revenue related to maternity supplemental payments.
Cost of Services
Expenses related to cost of services for the three months ended March 31, 2020 were $144.2 million, as compared to $83.4 million for the same period in 2019, an increase of $60.8 million, or 73%. The overall increase was due to a $68.3 million increase in medical claims, capitation and other health services expenses, primarily driven by the Alpha Care and Accountable Health Care acquisitions and APA ACO program, and a $2.5 million increase in payroll cost to support the continued growth of the business, offset by a $10.0 million decrease in provider bonus payments.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2020 were $11.8 million, as compared to $10.3 million for the same period in 2019, an increase of $1.5 million, or 15%. The overall increase is primarily due to increased rent expense to support the continued growth in depth and breadth of our operations and postage expense from additional mailings resulting from increased members under management.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2020 were $4.7 million as compared to $4.4 million for the same period in 2019. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Provision for Doubtful Accounts
For the three months ended March 31, 2019, we released reserves related to certain management fees in the amount of $1.0 million as collectability of the outstanding amount was no longer in doubt. These reserves were related to various pre-acquisition obligations of Accountable Health Care and were no longer necessary as a result of our acquisition of Accountable Health Care. As such our provision for doubtful accounts was nil for the three months ended March 31, 2020.
Income (Loss) from Equity Method Investments
Income from equity method investments for the three months ended March 31, 2020 was $2.1 million, as compared to loss from equity method investments of $0.9 million for the same period in 2019, an increase of $3.0 million, or 342%. The increase was primarily due to equity earnings from our investments in UCI and PMIOC of $2.7 million and $0.1 million, respectively, offset by equity losses from our investments in LMA's IPA line of business and 531 W. College of $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2020, as compared with losses from our investments in LMA’s IPA line of business and Accountable Health Care of $1.1 million and $0.8 million, respectively, and impairment loss of $0.3 million related to our investment in Pacific Ambulatory Surgery Center, LLC, which were offset by earnings from our investments in UCI, DMG, and PMIOC of $1.0 million, $0.2 million, and $0.1 million, respectively for the three months ended March 31, 2019.
Interest Expense
Interest expense for the three months ended March 31, 2020 was $2.9 million, as compared to $0.2 million for the same period in 2019, an increase of $2.7 million, or 1,259%. The increase was primarily due to the new credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
Interest Income
Interest income for the three months ended March 31, 2020 was $0.9 million as compared to $0.3 million for the three months ended March 31, 2019. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Other Income
Other income for the three months ended March 31, 2020 was $0.1 million as compared to other income of $0.2 million for the same period in 2019.
Provision for (Benefit from) Income Tax
Income tax expense was $1.6 million for the three months ended March 31, 2020, as compared to a tax benefit of $1.4 million for the same period in 2019. The increase in tax expense was due to increased income in the three months ended March 31, 2020 period as compared to the same period in 2019, as described above.
Net Income Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests was $1.1 million for the three months ended March 31, 2020 compared to $2.6 million for the same period in 2019, a decrease of $1.5 million, or 59%. The decrease was primarily due to reduced cost of sales at APC mainly attributable to a provider bonus issued in the three months period ended March 31, 2019, which was offset by the completion of a series transactions with APC as further described in Note 1 to our financial statements above, which resulted in preferred, cumulative dividends from APC being allocated to AP-AMH.
2020 Guidance
Our stable, subscription-based revenue model allows us to maintain our previously disclosed 2020 guidance for total revenue and adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). We are updating our 2020 guidance for net income and EBITDA to incorporate the impact of the expected gain of approximately $80.0 million related to the sale of UCAP's 48.9% investment in UCI to Bright, which closed on April 30, 2020. As UCI was an excluded asset and remained solely for the benefit of APC and its shareholders, any proceeds or gain on sale will not affect the net income and adjusted EBITDA attributable to ApolloMed.
Our guidance for the year ending December 31, 2020, is as follows:

•	Maintaining total revenue of between $665.0 million and $675.0 million,

•
Adjusting net income from a range of $20.0 million and $30.0 million (disclosed on March 12, 2020) to a range of $100.0 million and $110.0 million, the increase is primarily driven by the sale of UCI to Bright as disclosed above,

•
Adjusting EBITDA from a range of $55.0 million and $67.0 million (disclosed on March 12, 2020) to a range of $155.0 million and $167.0 million, the increase is primarily driven by the sale of UCI to Bright as disclosed above, and

•	Maintaining adjusted EBITDA of between $75.0 million and $90.0 million.
Refer to the "Guidance Reconciliation of Net Income to EBITDA and adjusted EBITDA" and "Use of Non-GAAP Financial Measures" for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of "Forward-Looking Statements" within this Quarterly Report on Form 10-Q.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA (in thousands)
	Year Ending
	December 31, 2020

	Low	High
Net income(1)	$100,000	$110,000
Depreciation and amortization	18,000	20,000
Provision for income taxes	30,000	31,000
Interest expense	8,000	9,000
Interest income	(1,000)	(3,000)
EBITDA(1)	155,000	167,000

Income from equity method investments (2)	(95,000)	(94,000)
EBITDA adjustment for recently acquired IPAs	15,000	17,000
Adjusted EBITDA	$75,000	$90,000
(1) Net income and EBITDA includes the expected gain on sale of UCAP's 48.9% investment in UCI to Bright, which closed on April 30, 2020. UCAP is a 100% owned subsidiary of APC and its 48.9% investment in UCI is an excluded asset and as such remained solely for the benefit of APC and its shareholders. As such, any proceeds or gain on sale will not affect the net income and adjusted EBITDA attributable to ApolloMed.

(2) Income from equity method investments is mainly attributed to the sale of UCAP's 48.9% investment in UCI to Bright, which closed on April 30, 2020. UCAP is a 100% owned subsidiary of APC and its 48.9% investment in UCI is an excluded asset and as such remained solely for the benefit of APC and its shareholders. As such, any proceeds or gain on sale will not affect the net income and adjusted EBITDA attributable to ApolloMed.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with GAAP is net (loss) income. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, (“GAAP”), and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding losses from equity method investments and other income earned that is not related to the Company's normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core and non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of ApolloMed's ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. To the extent this release contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. Reconciliation between certain GAAP and non-GAAP measures is provided above.
Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at March 31, 2020 totaled $198.0 million. Working capital totaled $211.5 million at March 31, 2020, as compared to $223.7 million at December 31, 2019, a decrease of $12.2 million, or 5.5%.

We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as fee-for-service reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through the next 12 months.
Our cash, cash equivalents and restricted cash decreased by $22.3 million from $104.0 million at December 31, 2019 to $81.7 million at March 31, 2020. Cash used in operating activities during the three months ended March 31, 2020 was $9.3 million, as compared to $4.0 million for the three months ended March 31, 2019. The cash used in operations during the three months ended March 31, 2020 is a function of net income of $3.0 million, adjusted for the following non-cash operating items: depreciation and amortization of $5.0 million, share-based compensation of $1.1 million, offset by earnings from equity method investments of approximately $2.1 million, unrealized gain from investment in equity securities of $0.2 million and a change in deferred tax liability of $1.9 million. Our cash provided by operating activities included a net decrease in operating assets and liabilities of $14.2 million.
Cash used in investing activities during the three months ended March 31, 2020 was $0.9 million as compared to $0.1 million for the three months ended March 31, 2019, due primarily to the purchases of marketable securities of $0.4 million, funding for an equity method investment of $0.3 million, and capital expenditures (mainly purchases of property and equipment) of $0.2 million, during the three months ended March 31, 2020.
Cash used in financing activities during the three months ended March 31, 2020 was $12.1 million as compared to $9.8 million for the three months ended March 31, 2019. This change was primarily due to the repayment on our term loan totaling $2.3 million during the three months ended March 31, 2020.
Credit Facilities
Credit Facility
The Company's credit facility consisted of the following (in thousands):

March 31, 2020

Term loan A	$185,250
Revolver loan	60,000
Total debt	245,250

Less: Current portion of debt	(9,500)
Less: Unamortized financing costs	(5,645)

Long-term debt	$230,105
The following table presents scheduled maturities of the Company's credit facility as of March 31, 2020 (in thousands):

Amount
2020 (excluding the three months ended March 31, 2020)	$7,125
2021	10,688
2022	14,250
2023	15,437
2024	197,750

Total	$245,250
Credit Agreement
On September 2019, the Company entered into a secured credit agreement (the “Credit Agreement”) with SunTrust Bank, in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
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
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of from 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of March 31, 2020, the interest rate on Term Loan A was 3.57% and Revolver Loan was 3.24%. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2020, the Company was in compliance with the covenants relating to its credit facility.
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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2020 and 2019 was 4.24% and 5.47%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2020 and 2019 of $0.3 million and $0, respectively.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20 million with a maturity date of June 22, 2020. One of the Company’s board members is the Chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018 to temporarily increase the loan availability from $20 million to $27 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amounts outstanding as of June 30, 2019 of $5.0 million was fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019 and July 29, 2019 to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% as of March 31, 2020 and 4.875% as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule.
On September 11, 2019, the Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, was terminated in connection with the closing of the Credit Facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement was terminated and reissued under the Credit Agreement. These outstanding letters of credit totaled $14.8 million as of March 31, 2020. As of March 31, 2020, the Company had $10.2 million available under the Credit Facility to be used for the issuance of letters of credit.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019 and June 11, 2019 to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% and 4.875% as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, there was no availability under this line of credit.
Intercompany Loans
Each of AMH, MMG, BAHA, Apollo Care Connect, AKM Medical Group, Inc. (AKM) and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation (in thousands).

			Three Months Ended March 31, 2020
Entity	Facility	Interest rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$5,996	$5,996	$—	$—
Apollo Care Connect	1,000	10%	1,283	1,283	—	—
MMG	3,000	10%	3,482	3,482	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	4,865	4,865	—	—
BAHA	250	10%	4,066	4,066	—	—
	$24,250		$19,692	$19,692	$—	$—
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions and estimates. In addition, judgments, assumptions and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
New Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation
Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Credit Agreement exposed us to interest rate risk. As of March 31, 2020, we had $245.3 million in outstanding borrowings under our Credit Agreement. Amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company's option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 2.00% to 3.00%, as determined on a quarterly basis based on the Company's leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company's leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. A hypothetical 1% change in our interest rates would have increased or decreased our interest expense for the three months ended March 31, 2020 by $2.5 million.
ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2020 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in the Current Report on Form 8-K filed by Apollo Medical Holdings, Inc. with the Securities and Exchange Commission (the “SEC”) on May 6, 2020, we expected that the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, originally due on May 11, 2020, would be delayed due to circumstances related to the 2019 Novel Coronavirus (COVID-19) outbreak. In particular, the impact of COVID-19 on the Company and our employees, including our adoption of precautionary measures, such as the work from home policy we implemented to protect our employees, made in conjunction with state and local orders, caused limited employee access to our facilities and disrupted normal interactions amongst our accounting personnel. Further, as disclosed in our Current Report on Form 8-K filed with the SEC on April 28, 2020, following a competitive selection process, our Audit Committee dismissed BDO USA, LLP as our independent registered public accounting firm on April 24, 2020 and engaged Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2020 on April 27, 2020. The impact of these precautionary measures, including our work from home policy, on our accounting personnel, as well as the sharing of necessary documentation and communications with our new independent registered public accounting firm, which was done remotely, slowed our routine quarterly close process and ability to prepare our unaudited consolidated financial statements as of and for the three months ended March 31, 2020, thus causing a delay in our ability to complete and file this Quarterly Report on Form 10-Q. The Company relied on Release No. 34-88465 issued by the SEC on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Quarterly Report on Form 10-Q. The Company has taken steps, including utilizing additional technology, to reduce the impact of our work from home policy and its impact on our accounting personnel and as such will expect to meet the filing deadline for the Quarterly Report on Form 10-Q for the three months ended June 30, 2020 even if circumstances related to COVID-19 outbreak continue to exist.

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
ITEM 1A. RISK FACTORS
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report except as described below. However, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our operations and financial results could be adversely effected by a national or localized outbreak of a highly contagious disease or other public health crisis, and a pandemic outside of the United States could also adversely impact our business.

An epidemic outbreak or other public health crisis nationally or in the markets where we operate could adversely affect our operations and financial results.  For example, the recent outbreak of the 2019 Novel Coronavirus (COVID-19), which has been declared a global pandemic, has caused governments and the private sector to take a number of drastic precautionary measures to contain the spread of the coronavirus, including the suspension of classes at various colleges and universities, the cancellation of public events and other nonessential mass gatherings and the implementation of work from home, stay at home and other quarantine mandates.  In order to protect our employees, we have implemented a number of precautionary measures, including a work from home policy, under which the vast majority of our employees currently operate. Such measures may have a substantial impact on employee attendance or productivity, or adversely affect our ability to recruit, attract or retain skilled personnel, which in turn may adversely affect our operations, including our ability to effectively provide management services to our affiliated IPAs and contracted physician groups in compliance with regulatory requirements.  An extended outbreak may also result in disruptions to critical infrastructures and our supply chains and the supply chains of our affiliated IPAs and contracted physician groups, including the supply of pharmaceuticals and medical supplies.  The duration and extent of the impact from the coronavirus outbreak depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions. If we are not able to respond to and manage the impact of such events effectively, our business could be harmed.
This risk factor may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2020, the Company issued an aggregate of 44,356 shares of common stock and received approximately $414,110 from the exercise of certain warrants at exercise prices between $9.00 and $10.00 per share. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.
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

2.4†	Stock purchase agreement dated March 15, 2019 (incorporated herein by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019).

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2018).

3.5	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

10.1*†
Stock Purchase Agreement, dated December 31, 2019, by and among Universal Care Acquisition Partners, LLC, Bright Health Company of California, Inc., Bright Health, Inc., Universal Care, Inc., Howard E. And Elaine H. Davis Family Trust, Howard E. And Elaine H. Davis Grandchildren’s Trust, Jeffrey V. Davis, Jay B. Davis, Laura Davis-Loschiavo, Marc M. Davis, Peter And Helen Lee Family Trust, and, in their respective capacities as seller representatives, Kenneth Sim, M.D., Thomas Lam, M.D., Jay Davis and Jeffrey Davis.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: May 29, 2020	By:	/s/ Kenneth Sim
Kenneth Sim, M.D. Executive Chairman & Co-Chief Executive Officer (Principal Executive Officer)

Dated: May 29, 2020	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: May 29, 2020	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer and Interim Co-Chief Operating Officer (Principal Financial Officer)