Form 10-Q
period 2020-06-30
Apollo Medical Holdings, Inc.
filed 2020-08-10
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___ to ___.
Commission File No. 001-37392
Apollo Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4472349
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)
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
As of August 3, 2020, there were 53,513,655 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Pacific of California IPA
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
Apollo Care Connect	Apollo Care Connect, Inc.
BAHA	Bay Area Hospitalist Associates
Bright	Bright Health Company of California, Inc.
CDSC	Concourse Diagnostic Surgery Center, LLC
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PASC	Pacific Ambulatory Health Care, LLC
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	Variable Interest Entity

INTRODUCTORY NOTE
Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Apollo Medical Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and “ApolloMed” refers to Apollo Medical Holdings, Inc.
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
        This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about the Company's guidance for the year ending December 31, 2020, any statements about our business (including the impact of the 2019 Novel Coronavirus (COVID-19) pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, such as our projected capitation from CMS for the year ending December 31, 2020 or otherwise, and our future liquidity, including cash flows and any payments under the $545.0 million loan we made to our VIE, AP-AMH; any statements of any plans, strategies and objectives of management for future operations such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; any statements regarding the outlook on our NGACO Model or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
        Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations and certain assumptions of management. Some or all of such beliefs, expectations and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on March 16, 2020, including, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes and results to differ materially from those indicated by such statements.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2020	December 31, 2019

Assets

Current assets
Cash and cash equivalents	$152,441	$103,189
Restricted cash	—	75
Investment in marketable securities	117,656	116,539
Receivables, net	17,588	11,004
Receivables, net – related parties	59,328	48,136
Other receivables	15,919	16,885
Prepaid expenses and other current assets	11,188	10,315
Loans receivable	6,425	6,425
Loans receivable – related parties	—	16,500

Total current assets	380,545	329,068

Noncurrent assets
Restricted cash	746	746
Land, property and equipment, net	11,485	12,130
Intangible assets, net	94,790	103,012
Goodwill	239,053	238,505
Investment in other entities – equity method	26,817	28,427
Investments in privately held entities	37,075	896
Operating lease right-of-use assets	20,219	14,248
Other assets	22,487	1,681

Total noncurrent assets	452,672	399,645

Total assets	$833,217	$728,713

Liabilities, mezzanine equity and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$24,788	$27,279
Fiduciary accounts payable	1,853	2,027
Medical liabilities	70,273	58,725
Income taxes payable	42,210	4,529
Dividend payable	431	271
Finance lease liabilities	102	102
Operating lease liabilities	3,350	2,990

	June 30, 2020	December 31, 2019

Current portion of long-term debt	9,500	9,500
Total current liabilities	152,507	105,423

Noncurrent liabilities
Deferred tax liability	13,654	18,269
Finance lease liabilities, net of current portion	355	416
Operating lease liabilities, net of current portion	17,418	11,373
Long-term debt, net of current portion and deferred financing costs	230,455	232,172

Total noncurrent liabilities	261,882	262,230

Total liabilities	414,389	367,653

Commitments and contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation	210,980	168,725

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 36,309,513 and 35,908,057 shares outstanding, excluding 17,475,707 and 17,458,810 treasury shares, at June 30, 2020, and December 31, 2019, respectively	36	36
Additional paid-in capital	163,986	159,608
Retained earnings	43,001	31,905
	207,023	191,549

Noncontrolling interest	825	786

Total stockholders’ equity	207,848	192,335

Total liabilities, mezzanine equity and stockholders’ equity	$833,217	$728,713
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Capitation, net	$140,949	$103,224	$281,370	$174,740
Risk pool settlements and incentives	12,003	11,191	23,239	21,285
Management fee income	8,690	10,353	17,505	19,349
Fee-for-service, net	2,270	3,878	5,697	7,959
Other income	1,257	1,404	2,463	2,473

Total revenue	165,169	130,050	330,274	225,806

Operating expenses
Cost of services	136,079	101,363	280,283	184,795
General and administrative expenses	11,556	11,818	23,390	22,081
Depreciation and amortization	4,628	4,455	9,330	8,872
Provision for doubtful accounts	—	(2,314)	—	(1,363)

Total expenses	152,263	115,322	313,003	214,385

Income from operations	12,906	14,728	17,271	11,421

Other income (expense)
Income (loss) from equity method investments	834	(42)	2,888	(892)
Gain on sale of equity method investment	99,647	—	99,647	—
Interest expense	(2,673)	(311)	(5,541)	(522)
Interest income	863	474	1,792	797
Other income	1,282	24	1,384	211

Total other income (expense), net	99,953	145	100,170	(406)

Income before provision for income taxes	112,859	14,873	117,441	11,015

Provision for income taxes	31,858	4,209	33,453	2,801

Net income	81,001	10,664	83,988	8,214

Net income attributable to noncontrolling interests	73,957	7,119	72,892	4,529

Net income attributable to Apollo Medical Holdings, Inc.	$7,044	$3,545	$11,096	$3,685

Earnings per share – basic	$0.20	$0.10	$0.31	$0.11

Earnings per share – diluted	$0.19	$0.09	$0.30	$0.10
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2020	$168,725	35,908,057	$36	$159,608	$31,905	$786	$192,335
Net (loss) income	(1,161)	—	—	—	4,052	95	4,147
Purchase of treasury shares	—	(16,897)	—	(301)	—	—	(301)
Purchase of noncontrolling interest	(125)	—	—	—	—	—	—
Shares issued for exercise of options and warrants	—	151,601	—	722	—	—	722
Share-based compensation	—	—	—	1,058	—	—	1,058
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2020	$157,439	36,042,761	$36	$161,087	$35,957	$881	$197,961
Net income	73,667	—	—	—	7,044	291	7,335
Purchase of noncontrolling interest	(126)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	24,453	—	—	—	—	—
Shares issued for exercise of options and warrants	—	242,299	—	2,283	—	—	2,283
Share-based compensation	—	—	—	852	—	—	852
Cancellation of restricted stock awards	—	—	—	(236)	—	—	(236)
Dividends	(20,000)	—	—	—	—	(347)	(347)
Balance at June 30, 2020	$210,980	36,309,513	$36	$163,986	$43,001	$825	$207,848

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2019	$225,117	34,578,040	$35	$162,723	$17,788	$998	$181,544
Net (loss) income	(3,000)	—	—	—	140	410	550
Purchase of treasury shares	(40)	(93,451)	—	—	—	—	—
Shares issued for exercise of options and warrants	155	17,516	—	140	—	—	140
Share-based compensation	202	1,599	—	143	—	—	143
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2019	$212,434	34,503,704	$35	$163,006	$17,928	$1,408	$182,377
Net income	6,896	—	—	$—	3,545	223	3,768
Shares issued for exercise of options and warrants	50	135,108	—	$758	—	—	758
Share-based compensation	203	—	—	$128	—	—	128
Dividends	—	—	—	$—	—	(942)	(942)
Balance at June 30, 2019	$219,583	34,638,812	$35	$163,892	$21,473	$689	$186,089

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$83,988	$8,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,330	8,872
Amortization of debt issuance costs	658	—
Provision for doubtful accounts	—	(1,363)
Share-based compensation	1,910	676
Unrealized loss (gain) from investment in equity securities	25	(15)
(Income) loss from equity method investments	(2,888)	892
Gain on sale of equity method investments	(99,647)	—
Deferred tax	(4,473)	(549)
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(6,284)	588
Receivables, net – related parties	(11,191)	(12,665)
Other receivables	966	(11,897)
Prepaid expenses and other current assets	(873)	(2,740)
Right-of-use assets	1,680	1,098
Other assets	(5,095)	(243)
Accounts payable and accrued expenses	(3,043)	3,340
Fiduciary accounts payable	(174)	260
Medical liabilities	11,252	(3,819)
Income taxes payable	37,681	(11,622)
Operating lease liabilities	(1,247)	(1,044)
Net cash provided by (used in) operating activities	12,575	(22,017)

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	—	(41,518)
Proceeds from repayment of loans receivable – related parties	16,500	—
Advances on loans receivable	—	(6,425)
Purchases of marketable securities	(1,142)	(8)
Purchases of investment – equity method	(500)	(2,158)
Proceeds from sale of equity method investment	52,743	—
Purchases of property and equipment	(451)	(378)
Dividend received	—	240
Net cash provided by (used in) investing activities	67,150	(50,247)

Cash flows from financing activities
Repayment of bank loan and lines of credit	—	(8,040)
Dividends paid	(30,187)	(10,942)
Repayment of term loan	(2,375)	—

Payment of finance lease obligations	(61)	(50)
Proceeds from the exercise of stock options and warrants	2,863	898
Repurchase of shares	(788)	(40)
Borrowings on line of credit	—	39,600
Proceeds from common stock offering	—	205
Net cash (used in) provided by financing activities	(30,548)	21,631

Net increase (decrease) in cash, cash equivalents and restricted cash	49,177	(50,633)

Cash, cash equivalents and restricted cash, beginning of period	104,010	107,637

Cash, cash equivalents and restricted cash, end of period	$153,187	$57,004

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$—	$16,700
Cash paid for interest	2,623	439

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$160	$—
Deferred tax liability adjustment to goodwill	—	8,355
Preferred shares received from sale of equity method investment	36,179	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2020	2019
Cash and cash equivalents	$152,441	$52,726
Restricted cash – non-current	746	4,278
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$153,187	$57,004
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
Overview

Apollo Medical Holdings, Inc. (“ApolloMed”), together with its affiliated physician groups and consolidated entities (collectively, the “Company”) is a physician-centric integrated population health management company working to provide coordinated, outcome-based medical care in a cost-effective manner to patients in California, the majority of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organization (“HMO”) plans, with a portion of the Company’s revenue coming from non-insured patients. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists. The Company operates primarily through the following subsidiaries of ApolloMed: Network Medical Management, Inc. (“NMM”), Apollo Medical Management, Inc. (“AMM”), APA ACO, Inc. ("APAACO"), Apollo Care Connect, Inc. (“Apollo Care Connect”), and their consolidated entities.
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
In July 1999, APC entered into an amended and restated management and administrative services agreement with NMM (the initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity ("VIE") of the Company as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore APC is consolidated by NMM.
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
1.ApolloMed loaned AP-AMH $545.0 million pursuant to a 10-year secured loan agreement (the “AP-AMH Loan”). The loan bears interest at a rate of 10% per annum simple interest, is not prepayable (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first priority security interest in all of AP-AMH’s assets, including the shares of APC Series A Preferred Stock purchased by AP-AMH, as described below. To the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.
2.AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for aggregate consideration of $545.0 million in a private placement. Under the terms of the APC Certificate of Determination of Preferences of Series A Preferred

Stock (the “Certificate of Determination”), AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (i) APC’s net income from healthcare services (as defined in the Certificate of Determination), plus (ii) any dividends received by APC from certain of APC’s affiliated entities, less (iii) any Retained Amounts (as defined in the Certificate of Determination).
3.APC purchased 15,015,015 shares of ApolloMed’s common stock for total consideration of $300.0 million in private placement. In connection therewith, ApolloMed granted APC certain registration rights with respect to ApolloMed’s common stock that APC purchased, and APC agreed that APC votes in excess of 9.99% of ApolloMed’s then outstanding shares will be voted by proxy given to ApolloMed’s management, and that those proxy holders will cast the excess votes in the same proportion as all other votes cast on any specific proposal coming before ApolloMed’s stockholders.
4.ApolloMed licensed to AP-AMH the right to use certain trade names for certain specified purposes for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.
5.Through its subsidiary, NMM, the Company agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee also is payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.
APC's ownership in ApolloMed was 32.28% at June 30, 2020 and 32.50% at December 31, 2019.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. As of June 30, 2020, APC owned 45.01% of CDSC’s capital stock. CDSC is determined to be a VIE and APC is determined to be the primary beneficiary. APC has the ability to direct the activities that most significantly affect CDSC’s economic performance and receives the most economic benefits; therefore CDSC is consolidated by APC.
APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a stockholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), and AMG, a Professional Medical Corporation (“AMG”).
Alpha Care, an IPA acquired by the Company in May 2019, has been operating in California since 1993 as a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to approximately 170,000 enrollees, as of June 30, 2020, and focuses on Medi-Cal/Medicaid, Commercial, and Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
Accountable Health Care is a California-based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable Health Care currently has a network of over 400 primary care physicians and 700 specialty care physicians, and four community and regional hospital medical centers that provide quality health care services to approximately 80,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and the California Healthy Families program. In August 2019, APC and APC-LSMA acquired the remaining outstanding shares of Accountable Health Care’s capital stock that they did not already own (comprising 75%) for $7.3 million in cash (see Note 3).
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
Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed in June 2014, for the purpose of holding an investment in Universal Care, Inc. (“UCI”). On April 30, 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright Health Company of California, Inc. ("Bright") for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.'s preferred stock having an estimated fair value of approximately $36.2 million on the date of sale. In addition, pursuant to the terms of the stock purchase agreement, APC has a beneficial interest in the equity method investment sold. The estimated fair value of such interest on April 30, 2020 was $15.7 million (see Note 5). As set forth in the Company’s definitive proxy statement filed with the SEC on July 31, 2019 (the “Proxy Statement”), the 48.9% interest in UCI is an “Excluded Asset” that remains solely for the benefit of APC and its shareholders. As such, any proceeds or gain on the sale of APC’s indirect ownership interest in UCI has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the Proxy Statement and consequently the sale did not affect net income attributable to ApolloMed.
APAACO, jointly owned by NMM and AMM, began participating in the Next Generation Accountable Care Organization (“NGACO") Model of the Centers for Medicare & Medicaid Services (“CMS”) in January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model.
AMM, a wholly-owned subsidiary of ApolloMed, manages affiliated medical groups, ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). AMH provides hospitalist, intensivist, and physician advisory services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing.
Apollo Care Connect, Inc. ("Apollo Care Connect"), a wholly-owned subsidiary of ApolloMed, provides a cloud and mobile-based population health management platform that includes digital care plans, a case management module, connectivity with multiple healthcare tracking devices and the ability to integrate with multiple electronic health records to capture clinical data.

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets at December 31, 2019, has been derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of June 30, 2020 and December 31, 2019, and the consolidated statements of income for the three and six months ended June 30, 2020 and 2019,  include the accounts of ApolloMed, its consolidated subsidiaries, NMM, AMM, APAACO, and Apollo Care Connect, its consolidated VIE, AP-AMH, NMM's consolidated subsidiaries, and consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and APC-LSMA’s consolidated subsidiaries Alpha Care and Accountable Health Care.
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
Cash and Cash Equivalents
The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of June 30, 2020, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $290.9 million, including approximately $117.6 million in certificates of deposit that were recognized as investments in marketable securities. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. As of June 30, 2020 and December 31, 2019, investments in marketable securities amounted to approximately $117.7 million and $116.5 million, respectively, and consisted of equity securities and certificates of deposit with various financial institutions, reported at par value, plus accrued interest, with maturity dates from four months to 24 months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.
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
Capitation and claims receivable relate to each health plan’s capitation and is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consists of recoverable claims paid related to the 2019 APAACO performance year to be administered following instructions from CMS, fee-for-

services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop loss insurance premium reimbursements.
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
Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. In regards to the credit loss standard, the Company continuously monitors its collections of receivables and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (CECL) model. As of June 30, 2020 and December 31, 2019 the Company had $1.3 million and $2.9 million of allowance for doubtful accounts, respectively.
Concentrations of Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,
	2020	2019

Commercial	$25,479	$25,365
Medicare	62,038	57,965
Medicaid	68,450	36,277
Other third parties	9,202	10,443
Revenue	$165,169	$130,050

	For the Six Months Ended June 30,
	2020	2019

Commercial	$50,192	$50,383
Medicare	126,918	95,063
Medicaid	134,897	61,647
Other third parties	18,267	18,713
Revenue	$330,274	$225,806

The Company had major payors that contributed the following percentages of net revenue:

	For the Three Months Ended June 30,
	2020	2019

Payor A	11.9%	13.7%
Payor B	10.3%	12.6%
Payor C	*	10.5%
Payor D	17.5%	13.7%
Payor E	12.4%	*
Payor F	10.1%	*

	For the Six Months Ended June 30,
	2020	2019

Payor A	11.9%	15.8%
Payor B	10.3%	14.3%
Payor C	*	11.7%
Payor D	17.5%	*
Payor E	12.9%	*
Payor F	10.3%	*
* Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of June 30, 2020	As of December 31, 2019

Payor D	12.4%	*
Payor G	33.5%	30.4%
Payor H	35.1%	36.0%
* Less than 10% of total receivables and receivables — related parties, net
Fair Value Measurements of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, restricted cash, investment in marketable securities, receivables, loans receivable, accounts payable, certain accrued expenses, finance lease obligations, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of finance lease obligations and long-term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.
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
This hierarchy prioritizes the inputs into three broad levels as follows:
Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.
The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2020, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$108,195	$—	$—	$108,195
Marketable securities – certificates of deposit	117,611	—	—	117,611
Marketable securities – equity securities	45	—		45

Total	$225,851	$—	$—	$225,851
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$50,731	$—	$—	$50,731
Marketable securities – certificates of deposit	116,469	—	—	116,469
Marketable securities – equity securities	70	—	—	70

Total	$167,270	$—	$—	$167,270
* Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the six months ended June 30, 2020.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the six months ended June 30, 2020 and 2019.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the six months ended June 30, 2020 and 2019.
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
Investments in Privately Held Entities
The Company accounts for certain investments using the cost method of accounting when it is determined that the investment provides the Company with little or no influence over the investee. Under the cost method of accounting, the investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. The investments in privately held entities that do not report NAV are subject to qualitative assessment for indicators of impairments.
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
Revenue Recognition
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third-party payors (e.g., hospitals and IPAs); and (v) individual patients and clients.

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
Risk Pool Settlements and Incentives

APC enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factors and constraint percentages were used by management in applying the most likely amount methodology.

Under capitated arrangements with certain HMOs, APC participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees (shared risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.

The Company’s risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.

In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for its efforts to improve the quality of services and efficient and effective use of pharmacy supplemental benefits provided to HMO members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. The Company’s incentives under “pay-for-performance” programs are recognized using the most likely methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared risk pool and incentive payments these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.

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
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO capitation revenues monthly. Excess over claims paid, plus an estimate for the related IBNR claims (see Note 8), and monthly capitation received are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS.
For each performance year, CMS pays the Company in accordance with the alternative payment mechanism, if any, for which CMS has approved the Company; the risk arrangement for which the Company has been approved by CMS; and as otherwise provided in the Participation Agreement. Following the end of each performance year and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies. If CMS owes the Company shared savings or other monies, CMS will pay the Company in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If the Company owes CMS shared losses or other monies owed as a result of a final settlement, the Company will pay CMS in full within 30 days after the relevant settlement report is deemed final. If the

Company fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS will assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by the Company.
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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and therefore this shared risk pool revenue is considered fully constrained.
For performance year 2020, the Company continues to receive monthly AIPBP payments at a rate of approximately $7.6 million per month from CMS, and will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company has received approximately $22.9 million and $45.5 million in total AIPBP payments for the three and six months ended June 30, 2020, respectively, of which $20.5 million and $42.4 million has been recognized as revenue for the three and six months ended June 30, 2020, respectively. The Company also recorded assets of approximately $8.5 million related to IBNR claims as of June 30, 2020, and $3.2 million related to final settlement of the 2018 performance year. These balances are included in “Other receivables” in the accompanying consolidated balance sheets.
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
Consideration from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. Patient encounters and related episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach for the FFS revenue stream to group together contracts with similar characteristics and analyze historical cash collections trends. The contracts within the portfolio share the characteristics conducive to ensuring that the results do not materially differ under the new standard if it were to be applied to individual patient contracts related to each patient encounter. Accordingly, there was no change in the Company’s method to recognize revenue under ASC 606 Revenue from Contracts with Customers from the previous accounting guidance.
Estimating net FFS revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability at times of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries) in combination with expected collections from third-party payors.
The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether and with whom the patients the Company provides services to in the period are insured and the Company’s contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of income in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows.
Contract Assets
Typically, revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets are comprised of receivables and receivables – related parties.
The Company’s billing and accounting systems provide historical trends of cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly as revenues are recognized. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance.

Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $3.1 million and $8.9 million as of June 30, 2020, and December 31, 2019, respectively, and is presented within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. During the six months ended June 30, 2020, $0.4 million of the Company’s contract liability accrued in 2019 has been recognized as revenue and $8.5 million was repaid back to CMS for AIPBP capitation received and not earned.
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
Noncontrolling Interests
The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests (including equity ownership interests held by certain VIEs) in the Company’s consolidated entities. Net income attributable to noncontrolling interests is disclosed in the consolidated statements of income.
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. As of June 30, 2020 and December 31, 2019, APC's shares were not redeemable, nor was it probable the shares would become redeemable.
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

3. Business Combinations and Goodwill
Alpha Care Medical Group, Inc.
On May 31, 2019, APC and APC-LSMA completed their acquisition of 100% of the capital stock of Alpha Care from Dr. Kevin Tyson for an aggregate purchase price of approximately $45.1 million in cash, subject to post-closing adjustments. As part of the transaction the Company deposited $2.0 million into an escrow account for potential post-closing adjustments. As of June 30, 2020, no post-closing adjustment is expected to be paid to Dr. Tyson and the full amount of the escrow account is expected to be returned to the Company. As such, the escrow amount is presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date (in thousands):

Balance Sheet
Assets acquired
Cash and cash equivalents	$3,569
Accounts receivable, net	10,336
Other current assets	4,675
Network relationship intangible assets	22,636
Goodwill	28,585
Accounts payable	(2,795)
Deferred tax liabilities	(6,334)
Medical liabilities	(15,616)
Net assets acquired	$45,056

Cash paid	$45,056

Accountable Health Care, IPA, a Professional Medical Corporation
On August 30, 2019, APC and APC-LSMA acquired the remaining outstanding shares of capital stock (comprising 75%) in Accountable Health Care in exchange for $7.3 million. In addition to the payment of $7.3 million, APC assumed all assets and liabilities of Accountable Health Care, including loans payable to NMM and APC of $15.4 million, which have been eliminated upon consolidation and contributed the 25% investment totaling $2.4 million, total purchase price was $25.1 million (see Note 5).
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date (in thousands):

Balance Sheet
Assets acquired
Cash and cash equivalents	$582
Accounts receivable, net	5,150
Other current assets	198
Network relationship intangible assets	11,411
Goodwill	23,566
Accounts payable	(3,759)
Medical liabilities	(12,154)
Subordinated loan	(15,327)
Net asset acquired	$9,667

Equity investment contributed	$2,417
Cash paid	$7,250
AMG, a Professional Medical Corporation
The Company acquired AMG in September 2019, for total consideration of $1.6 million, of which $0.4 million was in the form of APC common stock. The business combination did not meet the quantitative thresholds to require separate disclosures based on the Company’s consolidated net assets, investments and net income.
The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired company was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of the company acquired have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the six months ended June 30, 2020, was as follows (in thousands);

Balance, January 1, 2020	$238,505
Adjustments	548

Balance, June 30, 2020	$239,053

4. Intangible Assets, Net
At June 30, 2020, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross June 30, 2020	Accumulated Amortization	Net June 30, 2020
Amortized intangible assets:
Network relationships	11-15	$143,930	$(67,015)	$76,915
Management contracts	15	22,832	(10,736)	12,096
Member relationships	12	6,696	(2,793)	3,903
Patient management platform	5	2,060	(1,064)	996
Trade names/trademarks	20	1,011	(131)	880
		$176,529	$(81,739)	$94,790
At December 31, 2019, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2019	Accumulated Amortization	Net December 31, 2019
Amortized intangible assets:
Network relationships	11-15	$143,930	$(60,526)	$83,404
Management contracts	15	22,832	(9,676)	13,156
Member relationships	12	6,696	(2,352)	4,344
Patient management platform	5	2,060	(858)	1,202
Trade names/trademarks	20	1,011	(105)	906
		$176,529	$(73,517)	$103,012
Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $4.1 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively, and $8.2 million and $7.7 million for the six months ended June 30, 2020 and 2019, respectively.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2020 (excluding the six months ended June 30, 2020)	$7,807
2021	14,524
2022	12,673
2023	10,842
2024	9,830
Thereafter	39,114

Total	$94,790

5. Investments in Other Entities — Equity Method
Rollforward of Equity Method Investment (in thousands)

	December 31, 2019	Allocation of Income (Loss)	Contribution	Sale	June 30, 2020
LaSalle Medical Associates – IPA Line of Business	$6,397	$(428)	$—	$—	$5,969
Pacific Medical Imaging & Oncology Center, Inc.	1,396	77	—	—	1,473
Universal Care, Inc.	1,438	3,560	—	(4,998)	—
Diagnostic Medical Group	2,334	(102)	—	—	2,232
531 W. College, LLC – related party	16,698	(231)	500	—	16,967
MWN, LLC – related party	164	12	—	—	176
	$28,427	$2,888	$500	$(4,998)	$26,817
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and currently operates six neighborhood medical centers through its network of approximately 2,300 PCP and Specialists providers, treating children, adults and seniors in San Bernardino County, California. LMA’s patients are primarily served by Medi-Cal. LMA also accepts Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high-quality care to approximately 290,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended June 30, 2020, APC recognized income from this investment of $0.2 million. For the three months ended June 30, 2019, APC recognized a loss from this investment of $1.3 million. For the six months ended June 30, 2020 and 2019, APC recognized losses of $0.4 million and $2.4 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balance of $6.0 million and $6.4 million at June 30, 2020 and December 31, 2019, respectively.
LMA’s summarized balance sheets at June 30, 2020 and December 31, 2019, and summarized statements of operations for the six months ended June 30, 2020 and 2019, with respect to its IPA line of business are as follows (in thousands):

Balance Sheets

	June 30, 2020	December 31, 2019
Assets

Cash and cash equivalents	$2,852	$6,345
Receivables, net	6,751	5,124
Other current assets	880	3,526
Loan receivable	2,250	2,250
Restricted cash	688	683

Total assets	$13,421	$17,928

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$20,735	$23,530
Stockholders’ deficit	(7,314)	(5,602)

Total liabilities and stockholders’ deficit	$13,421	$17,928

Statements of Operations

	Six Months Ended June 30,
	2020	2019

Revenues	$92,113	$93,434
Expenses	93,680	102,845

Net loss	$(1,567)	$(9,411)

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

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.4 million and $0.6 million, for the three months ended June 30, 2020 and 2019, respectively, and fees of approximately $1.0 million and $1.4 million for the six months ended June 30, 2020 and 2019. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended June 30, 2020, APC recognized a loss from this investment of $10,200. For the three months ended June 30, 2019, APC recognized income from this investment of $0.1 million. For the six months ended June 30, 2020 and 2019, APC recognized income of $0.1 million and $0.2 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balance of $1.5 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively.

Universal Care, Inc.
UCI is a privately held health plan that has been in operation since 1985. UCI holds a license under the California Knox-Keene Health Care Services Plan Act to operate as a full-service health plan. UCI contracts with CMS under the Medicare Advantage Prescription Drug Program.
In August 2015, UCAP purchased 100,000 shares of UCI class A-2 voting common stock from UCI for $10.0 million, which shares comprise 48.9% of UCI’s total outstanding shares and 50% of UCI’s voting common stock.
On April 30, 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having an estimated fair value of approximately $36.2 million on the date of sale, included in investments in privately held entities. The fair value of the preferred shares was determined utilizing a market approach which includes significant unobservable inputs (Level 3) including forecasted revenue along with estimates of revenue multiples, volatility and time-to-liquidity. In addition, pursuant to the terms of the stock purchase agreement, APC has a beneficial interest in the equity method investment sold. The estimated fair value of such interest on April 30, 2020 was $15.7 million and is included in "Other assets" in the accompanying consolidated balance sheets. The beneficial interest is the result of a gross margin provision in the stock purchase agreement which entitles UCAP to potentially receive additional cash and preferred shares (currently held in an escrow account with cash of $15.6 million and preferred shares with an estimated fair value of $6.4 million, total estimated fair value of $22.0 million on the date of sale) based on the gross margin of UCI for calendar year 2020 as measured against a target. The amount to be received varies dependent upon the gross margin as compared to the target but cannot exceed the amounts that are in the escrow account. Additionally, the stock purchase agreement includes a tangible net equity provision that may result in the receipt or payment of additional amounts based on a comparison of final tangible net equity of UCI on the date of sale (determined with the benefit of one year of hindsight) as compared to the estimated tangible net equity at the time of sale. It is expected that settlement of the beneficial interest will begin in the second half of 2021. The Company determined the fair value of the beneficial interest using an income approach which includes significant unobservable inputs (Level 3). Specifically, the Company utilized a probability weighted discounted cash flow model using a risk-free treasury rate to estimate fair value which considered various scenarios of gross margin adjustment and the impact of each adjustment to the expected proceeds from the escrow account and assigned probabilities to each such scenario in determining fair value. The gross margin adjustment is defined as three times any deficit in actual gross margin of UCI for the year ended December 31, 2020 below a target gross margin unless such deficit is within a specific collar amount.
The gain on sale of equity method investment recognized in connection with this transaction was determined as follows:

Amount (in '000s)

Cash proceeds (excludes proceeds to settle indebtedness owed to APC from UCI)	$52,743
Preferred shares in Bright Health, Inc.	$36,179
Beneficial interest in UCI	$15,723
Less: Carrying value of equity method investment on date of sale	$(4,998)

Gain on sale of equity method investment	$99,647
For the three months ended June 30, 2020 and June 30, 2019 APC recorded income from this investment of approximately $0.9 million and $4.5 million. For the six months ended June 30, 2020 and June 30, 2019 APC recorded income from this investment of approximately $3.6 million and $5.5 million in the accompanying consolidated statements of income, respectively. As a result of the sale, there was no investment balance as of June 30, 2020 as compared to an investment balance of $1.4 million as of December 31, 2019.
UCI's balance sheet at December 31, 2019 and statements of income for the four months ended April 30, 2020 and six months ended June 30, 2019 are as follows (in thousands):

Balance Sheets

December 31, 2019
Assets

Cash and cash equivalents	$33,890
Receivables, net	63,843
Other current assets	38,280
Loan receivable	882
Restricted cash	4,021

Total assets	$140,916

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities	$128,330
Other liabilities	33,133
Stockholders’ deficit	(20,547)

Total liabilities and stockholders’ deficit	$140,916
Statements of Operations

	Four Months Ended	Six Months Ended
	April 30, 2020	June 30, 2019

Revenues	$195,308	$247,517
Expenses	189,028	239,389

Income before benefit from income taxes	6,280	8,128
Benefit from income taxes	—	(3,167)

Net income	$6,280	$11,295
Diagnostic Medical Group
In May 2016, David C.P. Chen M.D., individually, and APC-LSMA, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG.
APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended June 30, 2020 and 2019, APC recognized loss and income from this investment of $0.1 million and $0.2 million, respectively, in the consolidated statements of income. For the six months ended June 30, 2020 and 2019, APC recognized loss and income from investment of $0.1 million and $0.4 million, respectively, in the consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.2 million and $2.3 million as of June 30, 2020 and December 31, 2019, respectively.
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

In June 2018, 531 W. College, LLC closed its purchase of a non-operational hospital located in Los Angeles from Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, for a total purchase price of $33.3 million. On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM’s 25% membership interest in 531 W. College, LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $17.0 million.
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. For the three months ended June 30, 2020 and 2019, APC recognized loss and income of $0.1 million and $12,649, respectively. For the six months ended June 30, 2020 and 2019, APC recorded losses of $0.2 million and $34,319 in the accompanying consolidated statements of income, respectively. During the period ended June 30, 2020, the Company contributed $0.5 million to 531 W. College LLC as part of its 50% interest and had investment balances of $17.0 million and $16.7 million, respectively, at June 30, 2020 and December 31, 2019.
531 W. College LLC’s balance sheets at June 30, 2020 and December 31, 2019, and statements of operations for the six months ended June 30, 2020 and 2019, are as follows (in thousands):
Balance sheets

	June 30, 2020	December 31, 2019
Assets

Cash	$126	$139
Other current assets	—	17
Other assets	70	70
Property and equipment, net	33,697	33,581

Total assets	$33,893	$33,807

Liabilities and Members’ Equity

Current liabilities	$1,109	$1,062
Stockholders’ equity	32,784	32,745

Total liabilities and members’ equity	$33,893	$33,807
Statements of Operation

	Six Months Ended June 30,
	2020	2019
Revenues	—	—
Expenses	579	538
Loss from operations	(579)	(538)

Other income	$21	$385

Net loss	$(558)	$(153)

MWN LLC – Related Party
In December 2018, NMM, 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern

MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each own 33.3% of the membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. NMM invested an additional $0.3 million for working capital purposes in August 2019. For the three and six months ended June 30, 2020, NMM recorded loss and income from its investment in MWN LLC of $43,000 and $12,000, respectively, in the accompanying consolidated statements of income and had an investment balance of $0.2 million as of June 30, 2020 and December 31, 2019.
Investments in privately held entities that do not report net asset value
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented an approximately 2.8% ownership interest. In connection with the initial purchase, APC received a five-year warrant to purchase an additional 270,000 membership interests. Additionally, APC received a five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests, which MediPortal LLC will grant APC upon completion of its health portal. As of June 30, 2020, the health portal has not been completed. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
AchievaMed
On July 1, 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in “Investment in privately held entities” in the accompanying consolidated balance sheets as of June 30, 2020.
Bright Health, Inc.
In April 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having an estimated fair value of approximately $36.2 million on the date of sale. The related investment balance of $36.2 million is included in “Investment in privately held entities” in the accompanying consolidated balance sheets as of June 30, 2020.

6. Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Dr. Albert Arteaga
On June 28, 2019, APC entered into a convertible secured promissory note with Dr. Albert H. Arteaga, M.D. (“Dr. Arteaga”), Chief Executive Officer of LMA, to loan $6.4 million to Dr. Arteaga. Interest on the loan accrues at a rate that is equal to the prime rate, plus 1% (4.25% as of June 30, 2020) and payable in monthly installments of interest only on the first day of each month until the maturity date of December 31, 2020, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The note is secured by certain shares of LMA common stock held by Dr. Arteaga.
At any time on or before December 31, 2020, and upon written notice by APC to Dr. Arteaga, APC has the right, but not the obligation, to convert the entire outstanding principal amount of this note into shares of LMA common stock, which equal 21.25% of the aggregate then-issued and outstanding shares of LMA common stock to be held by APC’s designee, which may include APC-LSMA. If converted, APC-LSMA and APC’s designee will collectively own 46.25% of the equity of LMA with the remaining 53.75% to be owned by Dr. Arteaga. The entire note receivable has been classified under loans receivable on the consolidated balance sheets in the amount of $6.4 million as of June 30, 2020.
On February 28, 2020, the Company entered into an agreement to advance Dr. Arteaga $2.2 million related to claims that were overpaid in the ordinary course of business. The advanced amount is repaid as the overpaid claims are recovered. As of June 30, 2020, the outstanding amount due was $0.9 million and included in the “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

The Company assessed the loan receivables under the CECL model by assessing the party's ability to pay by reviewing their interest payment history quarterly, financial history annually and reassessing any insolvency risk that is identified. If a failure to pay occurs, the Company assesses the terms of the notes and estimates an expected credit loss based on the remittance schedule of the note.
Loan receivable – related parties
Universal Care, Inc.
In 2015, APC advanced $5.0 million on behalf of UCAP to UCI for working capital purposes. On June 29, 2018, November 28, 2018, and December 13, 2019, APC advanced an additional $2.5 million, $5.0 million and $4.0 million, respectively. The loans accrue interest at the prime rate, plus 1.00%, or 4.25%, as of March 31, 2020, and 5.75% as of December 31, 2019, with interest to be paid monthly. On April 30, 2020, the outstanding balance was fully repaid as part of UCAP's disposition of its 48.9% ownership interest in UCI to Bright.

7. Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$10,425	$6,914
Capitation payable	2,754	2,813
Subcontractor IPA payable	3,083	3,360
Professional fees	2,325	1,837
Due to related parties	80	225
Accrued compensation	3,060	3,238
Contract liabilities	3,061	8,892

Total accounts payable and accrued expenses	$24,788	$27,279

8. Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	June 30, 2020	June 30, 2019
Medical liabilities, beginning of period	$58,725	$33,642
Components of medical care costs related to claims incurred:
Current period	165,571	93,833
Prior periods	233	2,688
Total medical care costs	165,804	96,521
Payments for medical care costs related to claims incurred:
Current period	(97,112)	(60,440)
Prior periods	(57,470)	(39,744)
Total paid	(154,582)	(100,184)
Acquired from Alpha Care	—	13,120
Adjustments	326	(156)

Medical liabilities, end of period	$70,273	$42,943

9. Credit Facility, Bank Loan and Lines of Credit
Credit Facility
The Company’s credit facility consisted of the following (in thousands):

June 30, 2020

Term loan A	$185,250
Revolver loan	60,000
Total debt	245,250

Less: Current portion of debt	(9,500)
Less: Unamortized financing costs	(5,295)

Long-term debt	$230,455
Future commitments of the Company’s credit facility is to be as follows for the years ending December 31 (in thousands):

Amount
2020 (excluding the six months ended June 30, 2020)	$7,125
2021	10,688
2022	14,250
2023	15,437
2024	197,750

Total	$245,250
Credit Agreement
In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the "Credit Facility") with Truist Bank (formerly known as SunTrust Bank), in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
The Credit Agreement provides for a five-year revolving credit facility to the Company of $100.0 million (“Revolver Loan”), which includes a letter of credit subfacility of up to $25.0 million. The Credit Agreement also provides for a term loan of $190.0 million, (“Term Loan A”). The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on December 31, 2019. The principal payment for each of the first eight fiscal quarters is $2.4 million, for the following eight fiscal quarters thereafter is $3.6 million and for the following three fiscal quarters thereafter is $4.8 million. The remaining principal payment on the term loan is due on September 11, 2024.
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

Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread between 1.00% and 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of June 30, 2020, the interest rate on Term Loan A and Revolver Loan was 3.57% and 3.24%, respectively. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2020, the Company was in compliance with the covenants relating to its credit facility.
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

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs will be amortized over the life of the Credit Facility using the effective interest rate method.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2020 and 2019, was 3.93% and 4.71%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three and six months ended June 30, 2020 and 2019, of $0.3 million and $0, respectively, and $0.7 million and $0, respectively.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018, to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amounts outstanding as of June 30, 2019, of $5.0 million was fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019, and July 29, 2019, to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% as of June 30, 2020, and 4.875% as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments, plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, were terminated in connection with the closing of the credit facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement were terminated and reissued under the Credit Agreement. As of June 30, 2020, outstanding letters of credit totaled $14.8 million and the Company has $10.2 million available under the revolving credit facility for letters of credit.

APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019, and June 11, 2019, to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019, and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% and 4.875% as of June 30, 2020, and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, there was no availability under this line of credit.
Standby Letters of Credit
On October 2, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2020, and is automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. This standby letter of credit was subsequently amended on August 14, 2019, to increase amount from $6.6 million to $14.8 million and extended expiration date on December 31, 2020, with all other terms and conditions remain unchanged. In connection with the closing of the Credit Facility, this letter of credit was terminated and reissued under the Credit Agreement.
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

10. Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interest in APC as mezzanine or temporary equity. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of June 30, 2020 and December 31, 2019.
Stockholders’ Equity

As of June 30, 2020, 302,732 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the merger between NMM and ApolloMed in December 2017 (the "Merger"), as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.
See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.

Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	607,346	$9.22	3.42	$5,600
Options granted	11,742	18.41	—	—
Options exercised	(120,000)	2.58	—	1,800
Options forfeited	(12,228)	17.57	—	—

Options outstanding at June 30, 2020	486,860	$10.86	3.70	$2,900

Options exercisable at June 30, 2020	380,894	$7.11	2.74	$3,000
During the six months ended June 30, 2020 and 2019, stock options were exercised for 120,000 and 111,000 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.3 million and $0.5 million, respectively. The exercise price ranged from $2.10 to $5.00 per share for the exercises during the six months ended June 30, 2020, and ranged from $1.50 to $5.79 per share for the exercises during the six months ended June 30, 2019.
During the six months ended June 30, 2020 and 2019, no stock options were exercised pursuant to the cashless exercise provision.
During the six months ended June 30, 2020, the Company granted 11,742 stock options with a vesting period of five-years to certain ApolloMed board members with an exercise price of $18.41, which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

June 30, 2020	Board Members
Expected term	3.0 years
Expected volatility	90.01%
Risk-free interest rate	1.43%
Market value of common stock	$10.56
Annual dividend yield	—%
Forfeiture rate	—%
Restricted Stock Awards
The Company grants restricted stock awards to employees which are earned based on service conditions. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During the six months ended June 30, 2020, the Company granted restricted stock awards totaling 97,447 shares with a weighted average grant date fair value of $17.58. The grant date fair value of the restricted stock was $1.6 million to be recognized on a straight-line basis over the awards’ vesting period of three years.
During the three and six months ended June 30, 2020, the Company recorded approximately $0.9 million and $1.6 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which is included in general and administrative expenses in the accompanying consolidated statements of income, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2020, was $3.8 million.

Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2020	3,154,590	$9.96	2.01	$26,700
Warrants granted	—	—	—	—
Warrants exercised	(273,900)	9.32	—	2,000
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at June 30, 2020	2,880,690	$10.02	1.61	$18,700

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$9.00	754,870	0.29	754,870	$9.00
10.00	1,313,345	1.85	1,313,345	10.00
11.00	812,475	2.44	812,475	11.00

$ $ 9.00 –11.00	2,880,690	1.61	2,880,690	$10.02
During the six months ended June 30, 2020 and 2019, common stock warrants were exercised for 273,900 and 41,624 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $2.6 million and $0.4 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the six months ended June 30, 2020 and 2019, respectively.
Treasury Stock
APC owned 17,307,214 and 17,290,317 shares of ApolloMed’s common stock as of June 30, 2020 and December 31, 2019, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes (see Note 1).

During the year ended December 31, 2019, APC established a brokerage account to invest excess capital in the equity market. The brokerage account is managed directly by an independent investment committee of the APC board of directors, from which Dr. Kenneth Sim and Dr. Thomas Lam have been excluded. As of June 30, 2020, the brokerage account only held shares of ApolloMed totaling $7.6 million, and as such the ApolloMed shares in the brokerage account have been recorded as treasury shares.
Dividends
During the six months ended June 30, 2020 and 2019, APC paid dividends of $29.6 million and $10.0 million, respectively.

During the six months ended June 30, 2020 and 2019, CDSC paid dividends of $0.6 million and $1.2 million, respectively.

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
As risk-bearing organizations, APC, Alpha Care and Accountable Health Care are required to comply with California DMHC regulations, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At June 30, 2020 and December 31, 2019, APC, Alpha Care and Accountable Health Care were in compliance with these regulations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount equal to 2% of the Company’s benchmark Medicare Part A and Part B expenditures. The Company has established an irrevocable standby letter of credit with Preferred Bank of $8.2 million and $6.6 million for the 2019 and 2018 performance years (see Note 9).
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
Prospect Medical Systems
On or about March 23, 2018, and April 3, 2018, a Demand for Arbitration and an Amended Demand for Arbitration were filed by Prospect Medical Group, Inc. and Prospect Medical Systems, Inc. (collectively, “Prospect”) against MMG, ApolloMed and AMM with Judicial Arbitration Mediation Services in California, arising out of MMG’s purported business plans, seeking damages in excess of $5.0 million, and alleging breach of contract, violation of unfair competition laws, and tortious interference with Prospect’s current and future economic relationships with its health plans and their members. By stipulation and order dated April 28, 2020, ApolloMed and AMM were dismissed without prejudice from the arbitration for lack of jurisdiction on the basis that neither of them were a party to any arbitration agreement with Prospect, subject, however, to Prospect reserving its rights against ApolloMed and AMM and tolling of applicable statute of limitation. MMG disputes the allegations and intends to vigorously defend against this matter. The resolution of this matter and any potential range of loss in excess of any current accrual cannot be reasonably determined or estimated at this time primarily because the matter has not been fully arbitrated and presents unique regulatory and contractual interpretation issues.
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

12. Related-Party Transactions
On November 16, 2015, UCAP entered into a subordinated note receivable agreement with UCI, a 48.9% owned equity method investee (see Note 5), in the amount of $5.0 million. On June 28, 2018 and November 28, 2018, UCAP entered into two additional subordinated note receivable agreements with UCI in the amount of $2.5 million and $5.0 million, respectively. On April 30, 2020, the outstanding balance was fully repaid as part of UCAP's disposition of its 48.9% ownership interest in UCI to Bright (see Note 6).
During the three and six months ended June 30, 2020 and 2019, NMM earned approximately $4.2 million and $5.2 million, respectively, and $8.4 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).
During the three and six months ended June 30, 2020 and 2019, APC paid approximately $0.4 million and $0.6 million, respectively, and $1.0 million and $1.4 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three and six months ended June 30, 2020 and 2019, APC paid approximately $0.9 million and $1.8 million, respectively, and $2.6 million and $3.8 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three and six months ended June 30, 2020 and 2019, APC paid approximately $0.1 million, respectively, and $0.1 million, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three months ended June 30, 2020 and 2019, APC paid an aggregate of approximately $9.0 million and $7.1 million, respectively, which include approximately $3.0 million and $1.9 million, respectively, to shareholders who are also officers of APC. During the six months ended June 30, 2020 and 2019, APC paid an aggregate of approximately of $16.3 million and $16.4 million, respectively, to shareholders of APC for provider services, which include approximately $4.8 million and $5.1 million, respectively, to shareholders who are also officers of APC.
During the three and six months ended June 30, 2020 and 2019, NMM paid approximately $0.3 million, respectively and $0.5 million, respectively, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.
During the three and six months ended June 30, 2020, NMM paid approximately $0.4 million and $0.7 million, respectively, to One MSO, Inc. ("One MSO") for an office lease. One MSO is indirectly 50% owned by Drs. Sim and Lam. As of June 30, 2020, the Company had $10.6 million of ROU assets and lease liabilities, respectively, related to its office lease with One MSO to be amortized over the remaining life of the lease.
During the three and six months ended June 30, 2020 and 2019, the Company paid approximately $0.1 million, respectively, and $0.2 million, respectively, to Critical Quality Management Corporation (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
During the three and six months ended June 30, 2020 and 2019, SCHC paid approximately $0.1 million, respectively, and $0.2 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC. As of June 30, 2020, the Company had $1.4 million of ROU assets and lease liabilities, respectively, related to its office lease with One MSO to be amortized over the remaining life of the lease.
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income earned related to AHMC, HSMSO and Aurion (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
AHMC – Risk pool, capitation, claims payment, net	$6,057	$16,350	$18,056	$27,950
HSMSO – Management fees, net	(189)	(265)	(321)	(915)
Aurion – Management fees	(53)	(100)	(128)	(200)

Net total	$5,815	$15,985	$17,607	$26,835
The Company and AHMC have a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and six months ended June 30, 2020 and 2019, the Company has recognized risk pool revenue under this agreement of $10.2 million and $10.2 million, respectively, and $21.0 million and $25.0 million, respectively, for which $53.7 million and $40.4 million remain outstanding as of June 30, 2020 and December 31, 2019, respectively.

During the three and six months ended June 30, 2020 and 2019, NMM paid approximately $0 and $0.1 million, respectively, and $27,000 and $0.1 million, respectively, to ApolloMed board member, Matthew Mazdyasni, for consulting services.
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
As of June 30, 2020, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal consolidation rules, as realization of these assets is uncertain.
The Company’s effective tax rate for the six months ended June 30, 2020, differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, nondeductible permanent items, and change in valuation allowance.
As of June 30, 2020, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and Federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2015 through December 31, 2018, and for the years ended December 31, 2016 through December 31, 2018, respectively. The Company does not anticipate material unrecognized tax benefits within the next 12 months.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law. The CARES Act includes various income and payroll tax provisions that we are in the process of analyzing to determine the tax impacts.

However, we do not expect the benefits of the CARES Act to impact the Company’s annual estimated tax rate for the period June 30, 2020.

14. Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period, and is calculated by dividing net income attributable to ApolloMed by the weighted average number of shares of the Company’s common stock issued and outstanding during such period. Diluted earnings per share is calculated using the weighted average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period, using the as-if converted method for secured convertible notes, preferred stock, and the treasury stock method for options and common stock warrants.
As of June 30, 2020 and December 31, 2019, APC held 17,307,214 and 17,290,317 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
Below is a summary of the earnings per share computations:

Three Months Ended June 30,	2020	2019
Earnings per share – basic	$0.20	$0.10
Earnings per share – diluted	$0.19	$0.09
Weighted average shares of common stock outstanding – basic	36,071,604	34,540,059
Weighted average shares of common stock outstanding – diluted	37,285,585	37,962,555

Six Months Ended June 30,	2020	2019
Earnings per share – basic	$0.31	$0.11
Earnings per share – diluted	$0.30	$0.10
Weighted average shares of common stock outstanding – basic	36,040,936	34,518,461
Weighted average shares of common stock outstanding – diluted	37,296,913	37,896,837

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended June 30,	2020	2019
Weighted average shares of common stock outstanding – basic	36,071,604	34,540,059
10% shares held back pursuant to indemnification clause	—	1,519,805
Stock options	169,402	363,593
Warrants	1,041,784	1,539,098
Restricted stock awards	2,795	—
Weighted average shares of common stock outstanding – diluted	37,285,585	37,962,555

Six Months Ended June 30,	2020	2019
Weighted average shares of common stock outstanding – basic	36,040,936	34,518,461
10% shares held back pursuant to indemnification clause	—	1,519,805
Stock options	173,299	368,273
Warrants	1,076,802	1,490,298
Restricted stock awards	5,876	—
Weighted average shares of common stock outstanding – diluted	37,296,913	37,896,837

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
The following table includes assets that can only be used to settle the liabilities of APC and its VIEs, including Alpha Care and Accountable Health Care, and to which the creditors of APC, including Alpha Care and Accountable Health Care, have no recourse to the Company, nor do creditors of the Company have recourse against the assets of APC, including Alpha Care and Accountable Health Care. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliates, which are eliminated upon consolidation with NMM, are included in the accompanying consolidated balance sheets (in thousands).

	June 30, 2020	December 31, 2019
Assets

Current assets
Cash and cash equivalents	$113,790	$87,110
Restricted cash	—	75
Investment in marketable securities	117,611	123,948
Receivables, net	15,687	9,300
Receivables, net – related party	55,889	42,976
Other receivables	734	744
Prepaid expenses and other current assets	7,752	7,403
Loan receivable	6,425	6,425
Loan receivable – related parties	—	16,500
Total current assets	317,888	294,481

Noncurrent assets
Land, property and equipment, net	9,085	9,547
Intangible assets, net	75,177	81,439
Goodwill	109,460	108,913
Investment in affiliates	285,569	318,315
Investment in privately held entities	36,584	1,615
Investments in other entities – equity method	26,864	28,427
Restricted cash	746	746
Operating lease right-of-use assets	7,017	4,751
Other assets	20,750	1,057

Total noncurrent assets	571,252	554,810

Total assets	$889,140	$849,291

Current liabilities
Accounts payable and accrued expenses	$11,822	$11,187
Fiduciary accounts payable	1,853	2,027
Medical liabilities	47,304	49,019
Income taxes payable	42,211	4,530
Amount due to affiliate	21,533	28,058
Dividends payable	431	271
Finance lease liabilities	102	102
Operating lease liabilities	1,319	1,088

Total current liabilities	126,575	96,282

Noncurrent liabilities
Deferred tax liability	9,490	14,059
Finance lease liabilities, net of current portion	355	416
Operating lease liabilities, net of current portion	5,833	3,742

Total noncurrent liabilities	15,678	18,217

Total liabilities	$142,253	$114,499
The assets of the Company’s other consolidated VIEs were not considered significant.

16. Leases
The Company has operating and finance leases for corporate offices, doctors’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of June 30, 2020 and December 31, 2019, assets recorded under finance leases were $0.4 million and $0.5 million, respectively, and accumulated depreciation associated with finance leases was $0.3 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019

Operating lease cost	$1,446	$1,240

Finance lease cost
Amortization of lease expense	$35	$25
Interest on lease liabilities	4	4

Sublease income	$(226)	$(106)

Total finance lease cost, net	$1,259	$1,163

	Six Months Ended June 30,
	2020	2019

Operating lease cost	$3,388	$2,343

Finance lease cost
Amortization of lease expense	$61	$50
Interest on lease liabilities	7	9

Sublease income	$(360)	$(206)

Total finance lease cost, net	$3,096	$2,196

Other information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,333	$1,239
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	35	25

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2,907	6,441

	Six Months Ended June 30,
	2020	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,880	$2,273
Operating cash flows from finance leases	7	9
Financing cash flows from finance leases	61	50

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	7,652	15,417

	Six Months Ended June 30,
	2020	2019

Weighted Average Remaining Lease Term

Operating leases	7.06 years	6.87 years
Finance leases	4.17 years	5.00 years

Weighted Average Discount Rate

Operating leases	6.10%	6.18%
Finance leases	3.00%	3.00%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 is as follows (in thousands):

June 30, 2020	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$2,337	$59
2021	4,297	119
2022	3,529	119
2023	3,303	119
2024	2,940	79
Thereafter	9,459	—

Total future minimum lease payments	25,865	495
Less: imputed interest	5,097	38
Total lease liabilities	20,768	457
Less: current portion	3,350	102
Long-term lease liabilities	$17,418	$355
As of June 30, 2020, the Company does not have additional operating and finance leases that have not yet commenced.

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
Through our NGACO model and a network of IPAs with more than 7,000 contracted physicians, which physician groups have agreements with various health plans, hospitals and other HMOs, we are, as of June 30, 2020, currently responsible for coordinating the care for approximately 1.1 million patients in California as of June 30, 2020. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.

Key Financial Measures and Indicators
Operating Revenues
Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income and FFS revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
Operating Expenses
Our largest expense is the patient care cost paid to contracted physicians, and the cost of providing management and administrative support services to our affiliated physician groups. These services include providing utilization and case management, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	For the Three Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Revenue
Capitation, net	$140,949	$103,224	$37,725	37%
Risk pool settlements and incentives	12,003	11,191	812	7%
Management fee income	8,690	10,353	(1,663)	(16)%
Fee-for-services, net	2,270	3,878	(1,608)	(41)%
Other income	1,257	1,404	(147)	(10)%
Total revenue	165,169	130,050	35,119	27%
Operating expenses
Cost of services	136,079	101,363	34,716	34%
General and administrative expenses	11,556	11,818	(262)	(2)%
Depreciation and amortization	4,628	4,455	173	4%
Provision for doubtful accounts	—	(2,314)	2,314	(100)%
Total expenses	152,263	115,322	36,941	32%
Income from operations	12,906	14,728	(1,822)	(12)%
Other income
Income (loss) from equity method investments	834	(42)	876	*
Gain on sale of equity method investments	99,647	—	99,647	100%
Interest expense	(2,673)	(311)	(2,362)	*
Interest income	863	474	389	82%
Other income	1,282	24	1,258	*
Total other income, net	99,953	145	99,808	*
Income before provision for income taxes	112,859	14,873	97,986	*
Provision for income taxes	31,858	4,209	27,649	*
Net income	$81,001	$10,664	$70,337	*

Net income attributable to noncontrolling interests	73,957	7,119	66,838	*
Net income attributable to ApolloMed	$7,044	$3,545	$3,499	99%

* Percentage change of over 500%

	For the Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Revenue
Capitation, net	$281,370	$174,740	$106,630	61%
Risk pool settlements and incentives	23,239	21,285	1,954	9%
Management fee income	17,505	19,349	(1,844)	(10)%
Fee-for-services, net	5,697	7,959	(2,262)	(28)%
Other income	2,463	2,473	(10)	—%
Total revenue	330,274	225,806	104,468	46%
Operating expenses
Cost of services	280,283	184,795	95,488	52%
General and administrative expenses	23,390	22,081	1,309	6%
Depreciation and amortization	9,330	8,872	458	5%
Provision for doubtful accounts	—	(1,363)	1,363	(100)%
Total expenses	313,003	214,385	98,618	46%
Income from operations	17,271	11,421	5,850	51%
Other income (expense)
Income (loss) from equity method investments	2,888	(892)	3,780	*
Gain on sale of equity method investments	99,647	—	99,647	100%
Interest expense	(5,541)	(522)	(5,019)	*
Interest income	1,792	797	995	125%
Other income	1,384	211	1,173	*
Total other income (expense), net	100,170	(406)	100,576	*
Income before provision for income taxes	117,441	11,015	106,426	*
Provision for income taxes	33,453	2,801	30,652	*
Net income	$83,988	$8,214	$75,774	*

Net income attributable to noncontrolling interests	72,892	4,529	68,363	*
Net income attributable to ApolloMed	$11,096	$3,685	$7,411	201%

* Percentage change of over 500%
Net Income Attributable to ApolloMed
Our net income attributable to ApolloMed for the three months ended June 30, 2020 was $7.0 million, as compared to net income attributable to ApolloMed of $3.5 million for the same period in 2019, an increase of $3.5 million.
Our net income attributable to ApolloMed for the six months ended June 30, 2020 was $11.1 million, as compared to net income attributable to ApolloMed of $3.7 million for the same period in 2019, an increase of $7.4 million.
The increase in net income attributable to ApolloMed for the three and six months ended June 30, 2020 was primarily driven by the completion of a series of transactions with APC as further described in Note 1 to our financial statements above, which resulted in preferred, cumulative dividends from APC being allocated to AP-AMH.
Physician Groups and Patients
As of June 30, 2020 and 2019, we managed a total of 13 and 11 groups of affiliated physicians, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.1 million and 1.0 million, respectively. The increase was attributable to a management services agreement we entered with an independent practice association, Community Family Care Medical Group IPA, Inc. ("CFC"), which contributed 0.1 million new members and increased membership at the other physician groups we manage.
Revenue

Our revenue for the three months ended June 30, 2020, was $165.2 million, as compared to $130.1 million for the three months ended June 30, 2019, an increase of $35.1 million, or 27%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $37.7 million primarily due to our acquisitions of Alpha Care on May 31, 2019 and Accountable Health Care on August 30, 2019, which contributed additional revenue of approximately $20.7 million and $11.8 million, respectively, in addition to organic capitation revenue growth at APC of $2.5 million, for the three months ended June 30, 2020. Further, APA ACO generated additional capitation revenue of approximately $2.7 million for the three months ended June 30, 2020 as compared to June 30, 2019 due to the delayed start of 2019 APA ACO performance year.
(ii) Risk pool revenue increased by $0.8 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses for which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $1.7 million mainly due to acquisition of Accountable Health Care, which reduced management fee income by $2.2 million and a decrease in LMA's management fee of $1.0 million. This decrease was offset by management fee income of $1.7 million for the three months ended June 30, 2020 generated from the management services agreement we entered into with CFC, which became effective on January 1, 2020.
(iv) Fee-for-service revenue decreased by $1.6 million due to reduced demand at our surgery centers and heart center as a result of the COVID-19 outbreak.
(v) Other income decreased by $0.1 million as a result of decreased revenue related to maternity supplemental payments.
Our revenue for the six months ended June 30, 2020 was $330.3 million, as compared to $225.8 million for the six months ended June 30, 2019, an increase of $104.5 million, or 46%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $106.6 million primarily due to our acquisitions of Alpha Care on May 31, 2019 and Accountable Health Care on August 30, 2019, which contributed additional revenue of approximately $53.2 million and $24.3 million, respectively, in addition to organic capitation revenue growth at APC of $4.5 million, for the six months ended June 30, 2020. Further, APA ACO generated additional capitation revenue of approximately $24.6 million for the six months ended June 30, 2020 as compared June 30, 2019 due to the delayed start of the 2019 APA ACO performance year.
(ii) Risk pool revenue increased by $2.0 million due to the refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses for which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $1.8 million mainly due to the acquisition of Accountable Health Care, which reduced management fee income by $4.2 million and a reduction in hospitalist stipend of $1.0 million. This decrease was offset by management fee income of $3.4 million for the six months ended June 30, 2020 generated from the management services agreement we entered into with CFC, which became effective on January 1, 2020.
(iv) Fee-for-service revenue decreased by $2.3 million due to reduced procedures performed at our surgery centers and heart center as a result of the COVID-19 outbreak.
Cost of Services
Expenses related to cost of services for the three months ended June 30, 2020, were $136.1 million, as compared to $101.4 million for the same period in 2019, an increase of $34.7 million, or 34%. The overall increase was due to a $32.8 million increase in medical claims, capitation and other health services expenses, primarily driven by the acquisitions of Alpha Care, Accountable Health Care and AMG and a $1.9 million increase in payroll costs to support the continued growth of the business.

Expenses related to cost of services for the six months ended June 30, 2020, were $280.3 million, as compared to $184.8 million for the same period in 2019, an increase of $95.5 million, or 52%. The overall increase was due to a $99.3 million increase in medical claims, capitation and other health services expenses, primarily driven by the acquisition of Alpha Care, Accountable Health Care and AMG, in addition to increased costs at APA ACO for the six month period ended June 30, 2020 as compared to the same period in 2019 due to the delayed start of the 2019 APA ACO performance year and a $4.2 million increase in payroll costs to support the continued growth of the business. The increased costs were offset by a net decrease of $8.0 million in bonus payments made to providers for the six months ended June 30, 2020 as compared to the bonus payments made to providers during the same period in 2019.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2020, were $11.6 million, as compared to $11.8 million for the same period in 2019, a decrease of $0.2 million, or 2%. The decrease is primarily due to fewer supplies required as COVID-19 outbreak caused a reduction of procedures performed on site at the surgery centers and heart centers.
General and administrative expenses for the six months ended June 30, 2020 were $23.4 million, as compared to $22.1 million for the same period in 2019, an increase of $1.3 million, or 6%. The increase is primarily due to increased rent expense to support the continued growth in depth and breadth of our operations.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2020 were $4.6 million as compared to $4.5 million for the same period in 2019. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Depreciation and amortization expenses for the six months ended June 30, 2020 were $9.3 million as compared to $8.9 million for the same period in 2019. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Provision for Doubtful Accounts
For the three and six months ended June 30, 2019, we released reserves related to certain management fees in the amount of approximately $2.3 million and $1.4 million, respectively, as collectability of the outstanding amount was no longer in doubt. These reserves were related to various preacquisition obligations of Accountable Health Care and were no longer necessary as a result of our acquisition of Accountable Health Care.
Income (Loss) from Equity Method Investments
Income from equity method investments for the three months ended June 30, 2020, was $0.8 million, as compared to loss from equity method investments of $42,000 for the same period in 2019, an increase of $0.9 million. The increase was primarily due to equity earnings from UCI of $0.9 million.
Income from equity method investments for the six months ended June 30, 2020, was $2.9 million, as compared to loss from equity method investments of $0.9 million for the same period in 2019, an increase of $3.8 million. The increase was primarily due to equity earnings from our investments in UCI and PMIOC of $3.5 million and $0.1 million, respectively, offset by equity losses from our investments in LMA's IPA line of business, 531 W. College, and DMG of $0.4 million, $0.2 million, and $0.1 million, respectively, for the six months ended June 30, 2020, as compared with losses from our investments in LMA's IPA line of business and Accountable Health Care of $2.4 million and $4.3 million, respectively, in the six months ended June 30, 2019. In addition to the recognition of an impairment loss of $0.3 million related to our investment in PASC. These losses were offset with earnings from our investments in UCI, DMG, and PMIOC of $5.5 million, $0.4 million, and $0.2 million, respectively.
Gain on Sale of Equity Method Investments
Gain from equity method investments for the three and six months ended June 30, 2020, was $99.6 million primarily due to the sale of UCI which closed on April 30, 2020.
Interest Expense

Interest expense for the three months ended June 30, 2020, was $2.7 million, as compared to $0.3 million for the same period in 2019, an increase of $2.4 million. The increase was primarily due to the new credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
Interest expense for the six months ended June 30, 2020, was $5.5 million, as compared to $0.5 million for the same period in 2019, an increase of $5.0 million. The increase was primarily due to the new credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
        Interest Income
Interest income for the three and six months ended June 30, 2020, was $0.9 million and $1.8 million, respectively, as compared to $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2019. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Other Income
Other income for the three and six months ended June 30, 2020, was $1.3 million and $1.4 million as compared to other income of $24,000 and $0.2 million, respectively, for the same periods in 2019. The increase in other income was primarily due to government grants received during the three and six months ended June 30, 2020 of $0.9 million.
Provision for Income Tax
Income tax expense was $31.9 million for the three months ended June 30, 2020, as compared to a tax provision of $4.2 million for the same period in 2019. The increase in tax expense was due to increased income in the three months ended June 30, 2020, period as compared to the same period in 2019, as described above.
Income tax expense was $33.5 million for the six months ended June 30, 2020, as compared to a tax provision of $2.8 million for the same period in 2019. The increase in tax expense was due to increased income in the six months ended June 30, 2020 period as compared to the same period in 2019, as described above.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $74.0 million for the three months ended June 30, 2020, compared to $7.1 million for the same period in 2019, an increase of $66.9 million. The increase was primarily due to our sale of equity interests in UCI in April 2020, the gain from which constitutes an excluded asset of APC.
Net income attributable to noncontrolling interests was $72.9 million for the six months ended June 30, 2020, compared to $4.5 million for the same period in 2019, an increase of $68.4 million. The increase was primarily due to of sale of an excluded asset, UCI in April 2020 where the gain remains strictly with APC.

2020 Guidance
        Our stable, subscription-based revenue model allows us to maintain our previously disclosed 2020 guidance for total revenue and adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).
        Our guidance for the year ending December 31, 2020, is as follows:
•Maintain total revenue of between $665.0 million and $675.0 million,
•Maintain net income of between $100.0 million and $110.0 million,
•Maintain EBITDA of between $155.0 million and $167.0 million, and
•Maintain adjusted EBITDA of between $75.0 million and $90.0 million.
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
(1) Net income and EBITDA includes the gain on sale of UCAP's 48.9% investment in UCI to Bright, which closed on April 30, 2020. UCAP is a 100% owned subsidiary of APC and its 48.9% investment in UCI is an excluded asset and as such remained solely for the benefit of APC and its shareholders. As such, any proceeds or gain on sale has not affected the net income and adjusted EBITDA attributable to ApolloMed.

(2) Income from equity method investments is mainly attributed to the sale of UCAP's 48.9% investment in UCI to Bright, which closed on April 30, 2020. UCAP is a 100% owned subsidiary of APC and its 48.9% investment in UCI is an excluded asset and as such remained solely for the benefit of APC and its shareholders. As such, any proceeds or gain on sale has not affected the net income and adjusted EBITDA attributable to ApolloMed.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with GAAP is net (loss) income. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, (“GAAP”), and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income from equity method investments and other income earned that is not related to the Company's normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core and non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of ApolloMed's ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. To the extent this release contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. The reconciliation between certain GAAP and non-GAAP measures is provided above.

Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at June 30, 2020, totaled $270.1 million. Working capital totaled $228.0 million at June 30, 2020, as compared to $223.7 million at December 31, 2019, an increase of $4.3 million, or 1.9%.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as fee-for-service reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through the next 12 months.
Our cash, cash equivalents and restricted cash increased by $49.2 million from $104.0 million at December 31, 2019, to $153.2 million at June 30, 2020. Cash generated by operating activities during the six months ended June 30, 2020, was $12.6 million, as compared cash used of $22.0 million for the six months ended June 30, 2019. The cash provided by operations during the six months ended June 30, 2020, is a function of net income of $84.0 million, adjusted for the following non-cash operating items: depreciation and amortization of $9.3 million, share-based compensation of $1.9 million, which were offset by a change in deferred tax liability of $4.5 million, gain on sale of equity method investment of $99.3 million and earnings from equity method investments of approximately $2.9 million. Our cash provided by operating activities included a net decrease in operating assets and liabilities of $23.7 million.
Cash generated from investing activities during the six months ended June 30, 2020, was $67.2 million due primarily to the proceeds received related to the sale of UCI totaling $52.7 million and loan receivables of $16.5 million offset with cash outflow related to the purchase of marketable securities of $1.1 million, funding for an equity method investment of $0.5 million, and capital expenditures (mainly purchases of property and equipment) of $0.4 million. This is compared to cash used of $50.2 million for the six months ended June 30, 2019 due to payments for business acquisition of $41.5 million, advances on loans receivable of $6.4 million, funding for an equity method investment of $2.2 million, and capital expenditures of $0.4 million offset with dividends received of $0.3 million.
Cash used in financing activities during the six months ended June 30, 2020, was $30.5 million as compared to cash provided by financing activities of $21.6 million for the six months ended June 30, 2019. Cash used for the six months ended June 30, 2020 was due to the payments of dividends totaling $30.2 million, repayment on our term loan totaling $2.4 million and repurchase of shares of $0.8 million, offset with proceeds from exercise of stock options and warrants of $2.9 million. This is compared to cash generated for the six months period ended June 30, 2019 due to proceeds from borrowings on our line of credit of $39.6 million, proceeds from the exercise of stock options and warrants of $0.9 million and proceeds from common stock offering of $0.2 million offset with payments of dividends and repayments on our bank loan and lines of credit totaling $10.9 million and $8.0 million, respectively.

Credit Facilities
The Company’s credit facility consisted of the following (in thousands):

June 30, 2020

Term loan A	$185,250
Revolver loan	60,000
Total debt	245,250

Less: Current portion of debt	(9,500)
Less: Unamortized financing costs	(5,295)

Long-term debt	$230,455
The following table presents scheduled commitments of the Company’s credit facility is to be as follows for the years ending December 31 (in thousands):

Amount
2020 (excluding the six months ended June 30, 2020)	$7,125
2021	10,688
2022	14,250
2023	15,437
2024	197,750

Total	$245,250
Credit Agreement
        In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the "Credit Facility") with Truist Bank (formerly known as SunTrust Bank), in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
The Credit Agreement provides for a five-year revolving credit facility to the Company of $100.0 million (“Revolver Loan”), which includes a letter of credit subfacility of up to $25.0 million. The Credit Agreement also provides for a term loan of $190.0 million, (“Term Loan A”). The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on December 31, 2019. The principal payment for each of the first eight fiscal quarters is $2.4 million, for the following eight fiscal quarters thereafter is $3.6 million and for the following three fiscal quarters thereafter is $4.8 million. The remaining principal payment on the term loan is due on September 11, 2024.
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
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread between 1.00% and 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of June 30, 2020, the interest rate on Term Loan A and Revolver Loan was 3.57% and 3.24%, respectively. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2020, the Company was in compliance with the covenants relating to its credit facility.
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

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs will be amortized over the life of the Credit Facility using the effective interest rate method.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2020 and 2019, was 3.93% and 4.71%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three and six months ended June 30, 2020 and 2019, of $0.3 million and $0, respectively, and $0.7 million and $0, respectively.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018, to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amounts outstanding as of June 30, 2019, of $5.0 million was fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019, and July 29, 2019, to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% as of June 30, 2020, and 4.875% as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments, plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, were terminated in connection with the closing of the credit facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement were terminated and reissued under the Credit Agreement. As of June 30, 2020, outstanding letters of credit totaled $14.8 million and the Company has $10.2 million available under the revolving credit facility for letters of credit.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019, and June 11, 2019, to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019, and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% and 4.875% as of June 30, 2020, and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, there was no availability under this line of credit.
Intercompany Loans
Each of AMH, MMG, BAHA, Apollo Care Connect, AKM Medical Group, Inc. ("AKM") and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation (in thousands).

			Six Months Ended June 30, 2020
Entity	Facility	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$6,193	$6,193	$—	$—
Apollo Care Connect	1,000	10%	1,283	1,283	—	—
MMG	3,000	10%	3,571	3,571	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	4,940	4,940	—	—
BAHA	250	10%	4,066	4,066	—	—
	$24,250		$20,053	$20,053	$—	$—

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

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Credit Agreement exposed us to interest rate risk. As of June 30, 2020, we had $245.3 million in outstanding borrowings under our Credit Agreement. The amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. A hypothetical 1% change in our interest rates would have increased or decreased our interest expense for the three months ended June 30, 2020, by $2.5 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of June 30, 2020, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act during our second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report except as described below. However, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
The current outbreak of the novel coronavirus disease, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition and results of operations.

An epidemic outbreak or other public health crisis nationally or in the markets where we operate could adversely affect our operations and financial results.  For example, the recent outbreak of COVID-19, the World Health Organization declared a pandemic on March 11, 2020, and which the U.S. declared a national emergency on March 13, 2020, has caused governments and the private sector globally to take a number of drastic precautionary measures to contain the spread of the coronavirus, including the restriction and suspension of in-person classes at schools, colleges and universities, the cancellation of public events and other nonessential mass gatherings and the implementation of work from home, stay at home and other quarantine directives.  The potential impact and duration of the COVID-19 pandemic has had, and continues to have, a significant adverse impact across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and as new cases of the virus have continued, particularly in the U.S., countries around the world and states around the U.S., have reacted by instituting quarantines and restrictions on travel.

Almost every state implemented shelter-in-place or stay-at-home directives between March and May 2020, including, among others, Los Angeles and San Bernardino counties, and the state of California, where we operate. The lockdown restrictions implemented included quarantines, restrictions on travel, shelter-in-place orders, school closures, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that could continue. These quarantines generally came with exceptions for essential healthcare and public health operations, among other essential businesses. Beginning in early May 2020, the U.S. began to lift the lockdown restrictions and allow for the reopening of businesses. The gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols. There is no assurance that the reopening of businesses, even if those businesses adhere to recommended safety protocols, will enable us or our subsidiaries, VIEs, affiliated IPAs, contracted physician groups, service providers and suppliers to avoid adverse effects on our or their operations and businesses. Due to the increase in the number of COVID-19 cases after the reopening of many states beginning in early June 2020, there is no assurance that local and state governments will not reinstitute new lockdown directives.

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

Although the Company’s operations have not been directly affected as of the date of this Quarterly Report on Form 10-Q, the Company is also monitoring potential impacts from weeks of widespread protests and civil unrest that began at the end of May 2020 related to efforts to institute law enforcement and other social and political reforms.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2020, the Company issued an aggregate of 214,033 shares of common stock and received approximately $1,976,152 from the exercise of certain warrants at exercise prices ranging between $9.00 and $10.00 per share. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
The following exhibits are either incorporated by reference into or filed or furnished with this Quarterly Report on Form 10-Q, as indicated below.

Exhibit No.	Description

2.1†
Agreement and Plan of Merger, dated December 21, 2016, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (the “Merger Agreement”) (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.2
Amendment to the Merger Agreement, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.3
Amendment No. 2 to the Merger Agreement, dated October 17, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp. and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.4†	Stock purchase agreement dated March 15, 2019 (incorporated herein by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2019)

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015)

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017)

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2018)

3.5	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015)

3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017)

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018)

10.1	Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Kenneth Sim, M.D.

10.2	Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Thomas Lam, M.D.

10.3	Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Eric Chin

10.4	Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Adrian Vazquez, M.D.

10.5	Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Albert Young, M.D.

10.6	Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Brandon Sim

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 7, 2020	By:	/s/ Kenneth Sim
Kenneth Sim, M.D. Executive Chairman & Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer and Interim Co-Chief Operating Officer (Principal Financial Officer)