Form 10-Q
period 2020-09-30
Apollo Medical Holdings, Inc.
filed 2020-11-09
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
As of November 2, 2020, there were 54,265,602 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
Bright	Bright Health Company of California, Inc.
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PASC	Pacific Ambulatory Health Care, LLC
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2020	December 31, 2019

Assets

Current assets
Cash and cash equivalents	$166,082	$103,189
Restricted cash	—	75
Investment in marketable securities	118,309	116,539
Receivables, net	18,257	11,004
Receivables, net – related parties	41,518	48,136
Other receivables	3,988	16,885
Prepaid expenses and other current assets	12,119	10,315
Loan receivable	6,425	6,425
Loan receivable – related parties	—	16,500

Total current assets	366,698	329,068

Noncurrent assets
Restricted cash	746	746
Land, property and equipment, net	10,929	12,130
Intangible assets, net	90,781	103,012
Goodwill	239,053	238,505
Investment in other entities – equity method	27,220	28,427
Investments in privately held entities	37,075	896
Operating lease right-of-use assets	19,298	14,248
Other assets	22,473	1,681

Total noncurrent assets	447,575	399,645

Total assets (1)	$814,273	$728,713

Liabilities, mezzanine equity and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$40,474	$27,279
Fiduciary accounts payable	3,986	2,027
Medical liabilities	57,455	58,725
Income taxes payable	16,169	4,529
Dividend payable	485	271
Finance lease liabilities	102	102
Operating lease liabilities	3,290	2,990

	September 30, 2020	December 31, 2019

Current portion of long-term debt	9,500	9,500
Total current liabilities	131,461	105,423

Noncurrent liabilities
Deferred tax liability	11,659	18,269
Finance lease liabilities, net of current portion	337	416
Operating lease liabilities, net of current portion	16,616	11,373
Long-term debt, net of current portion and deferred financing costs	226,051	232,172

Total noncurrent liabilities	254,663	262,230

Total liabilities (1)	386,124	367,653

Commitments and contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation	198,731	168,725

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 36,775,817 and 35,908,057 shares outstanding, excluding 17,475,707 and 17,458,810 treasury shares, as of September 30, 2020 and December 31, 2019, respectively	37	36
Additional paid-in capital	168,653	159,608
Retained earnings	59,714	31,905
	228,404	191,549

Noncontrolling interest	1,014	786

Total stockholders’ equity	229,418	192,335

Total liabilities, mezzanine equity and stockholders’ equity	$814,273	$728,713
The accompanying notes are an integral part of these unaudited consolidated financial statements.
(1) The Company's consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities ("VIEs"). The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $877.6 million and $849.3 million as of September 30, 2020 and December 31, 2019, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $113.0 million and $114.5 million as of September 30, 2020 and December 31, 2019, respectively. See Note 15 – Variable Interest Entities (VIEs) for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Capitation, net	$135,032	$130,807	$416,402	$305,548
Risk pool settlements and incentives	30,916	11,355	54,155	32,640
Management fee income	8,707	8,518	26,212	27,867
Fee-for-service, net	3,737	4,100	9,434	12,059
Other income	1,731	1,280	4,194	3,753

Total revenue	180,123	156,060	510,397	381,867

Operating expenses
Cost of services	121,823	131,130	402,106	315,925
General and administrative expenses	16,270	7,950	39,660	30,031
Depreciation and amortization	4,674	4,920	14,004	13,793
Provision for doubtful accounts	—	—	—	(1,363)
Impairment of intangibles	—	1,994	—	1,994

Total expenses	142,767	145,994	455,770	360,380

Income from operations	37,356	10,066	54,627	21,487

Other (expense) income
Income from equity method investments	403	2,054	3,291	1,162
Gain on sale of equity method investment	—	—	99,647	—
Interest expense	(2,466)	(828)	(8,007)	(1,350)
Interest income	752	509	2,544	1,305
Other income	130	2,620	1,514	2,832

Total other (expense) income, net	(1,181)	4,355	98,989	3,949

Income before provision for income taxes	36,175	14,421	153,616	25,436

Provision for income taxes	10,751	3,682	44,204	6,483

Net income	25,424	10,739	109,412	18,953

Net income attributable to noncontrolling interest	8,711	7,035	81,603	11,564

Net income attributable to Apollo Medical Holdings, Inc.	$16,713	$3,704	$27,809	$7,389

Earnings per share – basic	$0.46	$0.11	$0.77	$0.21

Earnings per share – diluted	$0.45	$0.10	$0.75	$0.20
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2020	$168,725	35,908,057	$36	$159,608	$31,905	$786	$192,335
Net (loss) income	(1,161)	—	—	—	4,052	95	4,147
Purchase of treasury shares	—	(16,897)	—	(301)	—	—	(301)
Purchase of noncontrolling interest	(125)	—	—	—	—	—	—
Shares issued for exercise of options and warrants	—	151,601	—	722	—	—	722
Share-based compensation	—	—	—	1,058	—	—	1,058
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2020	$157,439	36,042,761	$36	$161,087	$35,957	$881	$197,961
Net income	73,667	—	—	—	7,044	291	7,335
Purchase of noncontrolling interest	(126)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	24,453	—	—	—	—	—
Shares issued for exercise of options and warrants	—	242,299	—	2,283	—	—	2,283
Share-based compensation	—	—	—	852	—	—	852
Cancellation of restricted stock awards	—	—	—	(236)	—	—	(236)
Dividends	(20,000)	—	—	—	—	(347)	(347)
Balance at June 30, 2020	$210,980	36,309,513	$36	$163,986	$43,001	$825	$207,848
Net income	8,522	—	—	—	16,713	189	16,902
Purchase of noncontrolling interest	(771)	—	—	—	—	—	—
Shares issued for cashless exercise of warrants	—	66,517	—	—	—	—	—
Shares issued for exercise of options and warrants	—	399,787	1	4,019	—	—	4,020
Share-based compensation	—	—	—	648	—	—	648
Dividends	(20,000)	—	—	—	—	—	—
Balance at September 30, 2020	$198,731	36,775,817	$37	$168,653	$59,714	$1,014	$229,418

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Shareholders’ Equity
		Shares	Amount
Balance at January 1, 2019	$225,117	34,578,000	$35	$162,723	$17,788	$998	$181,544
Net (loss) income	(3,000)	—	—	—	140	410	550
Purchase of treasury shares	(40)	(93,000)	—	—	—	—	—
Shares issued for exercise of options and warrants	155	17,000	—	140	—	—	140
Share-based compensation	202	2,000	—	143	—	—	143
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2019	$212,434	34,504,000	$35	$163,006	$17,928	$1,408	$182,377
Net income	6,896	—	—	—	3,545	223	3,768
Shares issued for exercise of options and warrants	50	135,000	—	758	—	—	758
Share-based compensation	203	—	—	128	—	—	128
Dividends	—	—	—	—	—	(942)	(942)
Balance at June 30, 2019	$219,583	34,639,000	$35	$163,892	$21,473	$689	$186,089
Net income	6,285	—	—	—	3,704	751	4,455
Shares issued for exercise of options and warrants	—	184,000	—	1,502	—	—	1,502
Share-based compensation	202	—	—	128	—	—	128
Stock subscriptions	550	—	—	—	—	—	—
Stock issued in connection with a business combination	414	—	—	—	—	—	—
Cost related to issuance of preferred shares	(804)	—	—	—	—	—	—
Dividends	(50,000)	—	—	—	—	—	—
Balance at September 30, 2019	$176,230	34,823,000	$35	$165,522	$25,177	$1,440	$192,174
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$109,412	$18,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,004	13,793
Impairment of intangibles	—	1,994
Amortization of debt issuance costs	1,004	—
Provision for doubtful accounts	—	(1,363)
Share-based compensation	2,558	1,006
Unrealized loss (gain) from investment in equity securities	23	(6)
Income from equity method investments	(3,291)	(1,162)
Gain on sale of equity method investments	(99,647)	—
Gain on loan assumption	—	(2,250)
Deferred tax	(6,137)	(186)
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(6,953)	1,904
Receivables, net – related parties	6,618	5,864
Other receivables	12,898	(13,719)
Prepaid expenses and other current assets	(1,804)	(2,914)
Right-of-use assets	2,601	1,877
Other assets	(5,090)	(525)
Accounts payable and accrued expenses	12,644	4,868
Fiduciary accounts payable	1,958	196
Medical liabilities	(1,566)	(6,226)
Income taxes payable	11,642	(10,229)
Operating lease liabilities	(2,110)	(1,790)
Net cash provided by operating activities	48,764	10,085

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	—	(49,403)
Proceeds from repayment of loans receivable – related parties	16,500	—
Advances on loans receivable	—	(7,425)
Purchases of marketable securities	(1,793)	(20)
Purchases of investments – equity method	(500)	(2,949)
Proceeds from sale of equity method investment	52,743	—
Purchases of property and equipment	(553)	(807)
Dividend received	—	240
Net cash provided by (used in) investing activities	66,397	(60,364)

Cash flows from financing activities
Repayment of bank loan and lines of credit	—	(52,640)

	Nine Months Ended September 30,
	2020	2019
Dividends paid	(50,133)	(60,670)
Repayment of term loan	(7,125)	—
Payment of finance lease obligations	(78)	(76)
Proceeds from the exercise of stock options and warrants	6,552	2,400
Repurchase of shares	(1,559)	(40)
Borrowings on line of credit	—	289,600
Proceeds from common stock offering	—	755
Cost of debt and equity issuance costs	—	(5,622)

Net cash (used in) provided by financing activities	(52,343)	173,707

Net increase in cash, cash equivalents and restricted cash	62,818	123,428

Cash, cash equivalents and restricted cash, beginning of period	104,010	107,637

Cash, cash equivalents and restricted cash, end of period	$166,828	$231,065

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$37,900	$17,900
Cash paid for interest	6,961	1,000

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$485	$271
Deferred tax liability adjustment to goodwill	$—	$11,540
Deferred tax liability adjustment related to warrant exercises	$473	$—
APC stock issued in exchange for AMG	$—	$414
Preferred shares received from sale of equity method investment	$36,179	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$103,189	$106,892
Restricted cash – current	75	—
Restricted cash – non-current	746	745
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$104,010	$107,637

	September 30,
	2020	2019
Cash and cash equivalents	$166,082	$230,299
Restricted cash – current	—	20
Restricted cash – non-current	746	746
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$166,828	$231,065
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of Business
Overview

Apollo Medical Holdings, Inc. ("ApolloMed") together with its affiliated physician groups and consolidated entities (collectively, the “Company”) is a leading physician-centric, technology-enabled healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, ApolloMed operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner.

Headquartered in Alhambra, California, ApolloMed's subsidiaries include management services organizations ("MSOs"), affiliated independent practice associations ("IPAs") and a Next Generation Accountable Care Organization ("NGACO"). Network Medical Management, Inc. ("NMM") and Apollo Medical Management, Inc. ("AMM") are the administrative and managerial services companies for the affiliated physician owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA ("APC"), Alpha Care Medical Group, Inc. and Accountable Health Care IPA brands. These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation ("AMH") and Southern California Heart Centers, a Medical Corporation ("SCHC"). The Company's NGACO operates under the APA ACO, Inc. ("APAACO") brand and participates in the Centers for Medicare & Medicaid Services program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program's attribution-based risk sharing model.

The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists.
NMM was formed in 1994 as an MSO for the purposes of providing management services to medical companies and IPAs. The management services primarily include billing, collection, accounting, administration, quality assurance, marketing, compliance, and education. Following a business combination, NMM became a wholly-owned subsidiary of ApolloMed in December 2017.
APC was incorporated in 1992, for the purpose of arranging healthcare services as an IPA. APC has contracts with various health maintenance organizations (“HMOs”) and other licensed healthcare service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is also minimized by stop-loss provisions in contracts with HMOs.
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
As part of the series of transaction, APC and AP-AMH entered into Second Amendment to Series A Preferred Stock Purchase Agreement clarifying the term excluded assets ("Excluded Assets"). Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii) and (iii).
APC's ownership in ApolloMed was 32.00% at September 30, 2020 and 32.50% at December 31, 2019.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. As of September 30, 2020, APC owned 45.01% of CDSC’s capital stock. CDSC is determined to be a VIE and APC is determined to be the primary beneficiary. APC has the ability to direct the activities that most significantly affect CDSC’s economic performance and receives the most economic benefits; therefore CDSC is consolidated by APC.
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
Alpha Care, an IPA acquired by the Company in May 2019, has been operating in California since 1993 as a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to its enrollees and focuses on Medi-Cal/Medicaid, Commercial, and Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
Accountable Health Care is a California-based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and healthcare providers for more than 20 years. Accountable Health Care currently has a network of over 300 primary care physicians and 600 specialty care physicians, as well as one community and regional hospital medical center, that provides quality healthcare services to its members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and the California Healthy Families program. In August 2019, APC and APC-LSMA acquired the remaining outstanding shares of Accountable Health Care’s capital stock that they did not already own (comprising 75%) for $7.3 million in cash (see Note 3).
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
Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed in June 2014, for the purpose of holding an investment in Universal Care, Inc. (“UCI”). On April 30, 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright Health Company of California, Inc. ("Bright") for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.'s preferred stock having an estimated fair value of approximately $36.2 million on the date of sale. In addition, pursuant to the terms of the stock purchase agreement, APC has a beneficial interest in the equity method investment sold. The estimated fair value of such interest on April 30, 2020 was $15.7 million (see Note 5). As set forth in the Company’s definitive proxy statement filed with the SEC on July 31, 2019 (the “Proxy Statement”), the 48.9% interest in UCI is included in Excluded Assets that remain solely for the benefit of APC and its shareholders. As such, any proceeds or gain on the sale of APC’s indirect ownership interest in UCI has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the Proxy Statement and consequently the sale did not affect net income attributable to ApolloMed.
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

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2019, has been derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of September 30, 2020 and December 31, 2019, and the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019,  include the accounts of ApolloMed, its consolidated subsidiaries, NMM, AMM, and APAACO, its consolidated VIE, AP-AMH, NMM's consolidated subsidiaries, and consolidated VIE, APC, APC’s subsidiary, UCAP, and APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and APC-LSMA’s consolidated subsidiaries Alpha Care and Accountable Health Care.
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
Reportable Segments
The Company operates as one reportable segment, the healthcare delivery segment, and implements and operates innovative healthcare models to create a patient-centered, physician-centric experience. The Company reports its consolidated financial statements in the aggregate, including all activities in one reportable segment.
Cash and Cash Equivalents
The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of September 30, 2020, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $321.2 million, including approximately $118.3 million in certificates of deposit that were recognized as investments in marketable securities. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. As of September 30, 2020 and December 31, 2019, investments in marketable securities amounted to approximately $118.3 million and $116.5 million, respectively, and consisted of equity securities and certificates of deposit with various financial institutions, reported at par value, plus accrued interest, with maturity dates from four months to 24 months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.

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
Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. In regards to the credit loss standard, the Company continuously monitors its collections of receivables and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (CECL) model. As of September 30, 2020 and December 31, 2019, the Company had $1.3 million and $2.9 million of allowance for doubtful accounts, respectively.
Concentrations of Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019

Commercial	$25,041	$25,429
Medicare	79,649	60,737
Medicaid	65,849	61,189
Other third parties	9,584	8,705
Revenue	$180,123	$156,060

	Nine Months Ended September 30,
	2020	2019

Commercial	$75,233	$75,883
Medicare	206,567	155,730
Medicaid	200,746	122,837
Other third parties	27,851	27,417
Revenue	$510,397	$381,867

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended September 30,
	2020	2019

Payor A	12.7%	12.0%
Payor B	*	11.7%
Payor D	16.2%	12.0%
Payor E	16.7%	19.9%

	Nine Months Ended September 30,
	2020	2019

Payor A	12.1%	14.3%
Payor B	10.1%	13.3%
Payor C	*	10.0%
Payor D	17.0%	*
Payor E	14.2%	11.0%
*    Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of September 30, 2020	As of December 31, 2019

Payor D	16.7%	*
Payor F	32.5%	30.4%
Payor G	29.2%	36.0%
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
The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2020, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$115,039	$—	$—	$115,039
Marketable securities – certificates of deposit	118,262	—	—	118,262
Marketable securities – equity securities	47	—	—	47

Total	$233,348	$—	$—	$233,348
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$50,731	$—	$—	$50,731
Marketable securities – certificates of deposit	116,469	—	—	116,469
Marketable securities – equity securities	70	—	—	70

Total	$167,270	$—	$—	$167,270
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the nine months ended September 30, 2020.
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

Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the nine months ended September 30, 2020 and 2019.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three and nine months ended September 30, 2020. However, during the three and nine months ended September 30, 2019, the Company recorded impairment of indefinite-lived intangible assets of $2.0 million related to Medicare licenses it acquired as part of the 2017 merger between ApolloMed and NMM. The Company will no longer utilize the licenses and as such will not receive future economic benefits therefrom.
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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimates IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation.
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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and therefore this shared risk pool revenue is considered fully constrained. Pursuant to the Participation Agreement, the Company received $19.8 million in risk pool savings related to the 2019 performance year, and has recognized such amount as revenue in the risk pool settlements and incentives line of the accompanying consolidated statements of income for the three and nine months ended September 30, 2020.
For performance year 2020, the Company continues to receive monthly AIPBP payments at a rate of approximately $7.6 million per month from CMS, and will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company has received approximately $22.9 million and $68.4 million in total AIPBP payments for the three and nine months ended September 30, 2020, respectively, of which $14.8 million and $57.3 million has been recognized as revenue for the three and nine months ended September 30, 2020, respectively.
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
The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether and with whom the patients the Company provides services to in the period are insured and the Company’s contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of income in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows.

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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $12.3 million and $8.9 million as of September 30, 2020 and December 31, 2019, respectively, and is presented within “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. During the nine months ended September 30, 2020, $0.4 million of the Company’s contract liability accrued in 2019 has been recognized as revenue and $8.5 million was repaid to CMS for AIPBP capitation received and not earned.
Other Financial Information
In March 2020, the Company made a deposit of $4.0 million for future investment opportunities. The deposit was made with cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. The deposit is included in “Other assets” in the accompanying consolidated balance sheets. Subsequent to September 30, 2020, an agreement was signed converting this deposit into a promissory note from a related party (see Note 17).
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. As of September 30, 2020 and December 31, 2019, APC's shares were not redeemable, nor was it probable the shares would become redeemable.
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

3.    Business Combinations and Goodwill
Alpha Care Medical Group, Inc.
On May 31, 2019, APC and APC-LSMA completed their acquisition of 100% of the capital stock of Alpha Care from Dr. Kevin Tyson for an aggregate purchase price of approximately $45.1 million in cash, subject to post-closing adjustments. As part of the transaction the Company deposited $2.0 million into an escrow account for potential post-closing adjustments. As of September 30, 2020, no post-closing adjustment is expected to be paid to Dr. Tyson and the full amount of the escrow account is expected to be returned to the Company. As such, the escrow amount is presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the nine months ended September 30, 2020, was as follows (in thousands);

Balance, January 1, 2020	$238,505
Adjustments	548

Balance, September 30, 2020	$239,053

4.    Intangible Assets, Net
At September 30, 2020, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross September 30, 2020	Accumulated Amortization	Net September 30, 2020
Amortized intangible assets:
Network relationships	11-15	$143,930	$(70,200)	$73,730
Management contracts	15	22,832	(11,225)	11,607
Member relationships	12	6,696	(3,013)	3,683
Patient management platform	5	2,060	(1,167)	893
Trade names/trademarks	20	1,011	(143)	868
		$176,529	$(85,748)	$90,781
At December 31, 2019, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2019	Accumulated Amortization	Net December 31, 2019
Amortized intangible assets:
Network relationships	11-15	$143,930	$(60,526)	$83,404
Management contracts	15	22,832	(9,676)	13,156
Member relationships	12	6,696	(2,352)	4,344
Patient management platform	5	2,060	(858)	1,202
Trade names/trademarks	20	1,011	(105)	906
		$176,529	$(73,517)	$103,012
Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $4.0 million and $4.3 million for the three months ended September 30, 2020 and 2019, respectively, and $12.3 million and $12.1 million for the nine months ended September 30, 2020 and 2019, respectively.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2020 (excluding the nine months ended September 30, 2020)	$3,798
2021	14,524
2022	12,673
2023	10,842
2024	9,830
Thereafter	39,114

Total	$90,781

5.    Investments in Other Entities — Equity Method
Rollforward of Equity Method Investment (in thousands)

	December 31, 2019	Allocation of Income (Loss)	Contribution	Sale	September 30, 2020
LaSalle Medical Associates – IPA Line of Business	$6,397	$28	$—	$—	$6,425
Pacific Medical Imaging & Oncology Center, Inc.	1,396	25	—	—	1,421
Universal Care, Inc.	1,438	3,560	—	(4,998)	—
Diagnostic Medical Group	2,334	19	—	—	2,353
531 W. College, LLC – related party	16,698	(351)	500	—	16,847
MWN, LLC – related party	164	10	—	—	174
	$28,427	$3,291	$500	$(4,998)	$27,220
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and currently operates six neighborhood medical centers through its network of approximately 2,300 PCP and Specialists providers, treating children, adults and seniors in San Bernardino County, California. LMA’s patients are primarily served by Medi-Cal. LMA also accepts Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high-quality care to approximately 290,000 patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended September 30, 2020, APC recognized income from this investment of $0.5 million. For the three months ended September 30, 2019, APC recognized a loss from this investment of $0.4 million. For the nine months ended September 30, 2020, APC recognized income from this investment of $28,000 in the accompanying consolidated statements of income. For the nine months ended September 30, 2019, APC recognized a loss from this investment of $2.8 million in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balance of $6.4 million at September 30, 2020 and December 31, 2019, respectively.

LMA’s summarized balance sheets at September 30, 2020 and December 31, 2019, and summarized statements of operations for the nine months ended September 30, 2020 and 2019, with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	September 30, 2020	December 31, 2019
Assets

Cash and cash equivalents	$3,794	$6,345
Receivables, net	6,782	5,124
Other current assets	880	3,526
Loan receivable	2,250	2,250
Restricted cash	690	683

Total assets	$14,396	$17,928

Liabilities and Stockholders’ Deficit
Current liabilities	$19,886	$23,530
Stockholders’ deficit	(5,490)	(5,602)

Total liabilities and stockholders’ deficit	$14,396	$17,928
Statements of Operations

	Nine Months Ended September 30,
	2020	2019

Revenues	$138,490	$144,570
Expenses	138,233	155,582

Net income (loss)	$257	$(11,012)

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

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.5 million and $0.7 million, for the three months ended September 30, 2020 and 2019, respectively, and fees of approximately $1.5 million and $2.1 million for the nine months ended September 30, 2020 and 2019. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended September 30, 2020, APC recognized a loss from this investment of $52,000. For the three months ended September 30, 2019, APC recognized income from this investment of $31,000. For the nine months ended September 30, 2020 and 2019, APC recognized income of $25,000 and $0.2 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balance of $1.4 million at September 30, 2020 and December 31, 2019, respectively.

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
The gain on sale of equity method investment recognized in connection with this transaction was determined as follows (in thousands):

Amount

Cash proceeds (excludes proceeds to settle indebtedness owed to APC from UCI)	$52,743
Preferred shares in Bright Health, Inc.	36,179
Beneficial interest in UCI	15,723
Less: Carrying value of equity method investment on date of sale	(4,998)

Gain on sale of equity method investment	$99,647

For the three months ended September 30, 2019 APC recorded income from this investment of approximately $0.6 million. For the nine months ended September 30, 2020 and 2019 APC recorded income from this investment of approximately $3.6 million and $6.2 million, respectively, in the accompanying consolidated statements of income. As a result of the sale, there was no investment balance as of September 30, 2020 as compared to an investment balance of $1.4 million as of December 31, 2019.

UCI's balance sheet at December 31, 2019 and statements of income for the four months ended April 30, 2020 and nine months ended September 30, 2019 are as follows (in thousands):

Balance Sheets

December 31, 2019
Assets

Cash and cash equivalents	$33,890
Receivables, net	63,843
Other current assets	38,280
Loan receivable	882
Restricted cash	4,021

Total assets	$140,916

Liabilities and Stockholders’ Deficit
Current liabilities	$128,330
Other liabilities	33,133
Stockholders’ deficit	(20,547)

Total liabilities and stockholders’ deficit	$140,916
Statements of Operations

	Four Months Ended April 30, 2020	Nine Months Ended September 30, 2019

Revenues	$195,308	$372,181
Expenses	189,028	370,597

Income before benefit from income taxes	6,280	1,584
Benefit from income taxes	—	(11,010)

Net income	$6,280	$12,594
Diagnostic Medical Group
In May 2016, David C.P. Chen M.D., individually, and APC-LSMA, entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG.
APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended September 30, 2020 and 2019, APC recognized income from this investment of $0.1 million and $0.3 million, respectively, in the consolidated statements of income. For the nine months ended September 30, 2020 and 2019, APC recognized income from investment of $19,000 and $0.7 million, respectively, in the consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.4 million and $2.3 million as of September 30, 2020 and December 31, 2019, respectively.

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
In June 2018, 531 W. College, LLC closed its purchase of a non-operational hospital located in Los Angeles from Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, for a total purchase price of $33.3 million. On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM’s 25% membership interest in 531 W. College, LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.8 million.
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. For the three months ended September 30, 2020 and 2019, APC recognized losses of $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, APC recorded losses of $0.4 million and $0.7 million in the accompanying consolidated statements of income, respectively. During the period ended September 30, 2020, the Company contributed $0.5 million to 531 W. College LLC as part of its 50% interest and had investment balances of $16.8 million and $16.7 million, respectively, at September 30, 2020 and December 31, 2019.
531 W. College LLC’s balance sheets at September 30, 2020 and December 31, 2019, and statements of operations for the nine months ended September 30, 2020 and 2019, are as follows (in thousands):
Balance sheets

	September 30, 2020	December 31, 2019
Assets

Cash	$8	$139
Other current assets	25	17
Other assets	70	70
Property and equipment, net	33,697	33,581

Total assets	$33,800	$33,807

Liabilities and Members’ Equity

Current liabilities	$1,257	$1,062
Stockholders’ equity	32,543	32,745

Total liabilities and members’ equity	$33,800	$33,807

Statements of Operation

	Nine Months Ended September 30,
	2020	2019
Revenues	$—	$—
Expenses	828	780
Loss from operations	(828)	(780)

Other income	32	427

Provision for income tax	3	—

Net loss	$(799)	$(353)

MWN LLC – Related Party
In December 2018, NMM, 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each own 33.3% of the membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. NMM invested an additional $0.3 million for working capital purposes in August 2019. For the three and nine months ended September 30, 2020, NMM recorded loss and income from its investment in MWN LLC of $2,000 and $10,000, respectively. For the three and nine months ended September 30, 2019, NMM recorded loss from its investment in MWN LLC of $0.1 million, respectively, in the accompanying consolidated statements of income and had an investment balance of $0.2 million as of September 30, 2020 and December 31, 2019.

Investments in privately held entities that do not report net asset value
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented an approximately 2.8% ownership interest. In connection with the initial purchase, APC received a five-year warrant to purchase an additional 270,000 membership interests. Additionally, APC received a five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests, which MediPortal LLC will grant APC upon completion of its health portal. As of September 30, 2020, the health portal has not been completed. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
AchievaMed
On July 1, 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in “Investment in privately held entities” in the accompanying consolidated balance sheets as of September 30, 2020.
Bright Health, Inc.
In April 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having an estimated fair value on the transaction date of approximately $36.2 million. The related investment balance of $36.2 million is included in “Investment in privately held entities” in the accompanying consolidated balance sheet as of September 30, 2020.

6.    Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Dr. Albert Arteaga
On June 28, 2019, APC entered into a convertible secured promissory note with Dr. Albert H. Arteaga, M.D. (“Dr. Arteaga”), Chief Executive Officer of LMA, to loan $6.4 million to Dr. Arteaga. Interest on the loan accrues at a rate that is equal to the prime rate, plus 1% (4.25% as of September 30, 2020) and payable in monthly installments of interest only on the first day of each month until the maturity date of December 31, 2020, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The note is secured by certain shares of LMA common stock held by Dr. Arteaga.
At any time on or before December 31, 2020, and upon written notice by APC to Dr. Arteaga, APC has the right, but not the obligation, to convert the entire outstanding principal amount of this note into shares of LMA common stock, which equal 21.25% of the aggregate then-issued and outstanding shares of LMA common stock to be held by APC’s designee, which may include APC-LSMA. If converted, APC-LSMA and APC’s designee will collectively own 46.25% of the equity of LMA with the remaining 53.75% to be owned by Dr. Arteaga. The entire note receivable has been classified under loans receivable on the consolidated balance sheets in the amount of $6.4 million as of September 30, 2020.
On February 28, 2020, the Company entered into an agreement to advance Dr. Arteaga $2.2 million in the ordinary course of business. As of September 30, 2020 the advance was fully repaid.
The Company assessed the outstanding loan receivable under the CECL model by assessing the party's ability to pay by reviewing their interest payment history quarterly, financial history annually and reassessing any insolvency risk that is identified. If a failure to pay occurs, the Company assesses the terms of the notes and estimates an expected credit loss based on the remittance schedule of the note.
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

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$9,569	$6,914
Capitation payable	2,583	2,813
Subcontractor IPA payable	3,413	3,360
Professional fees	2,481	1,837
Due to related parties	—	225
Accrued compensation	10,176	3,238
Contract liabilities	12,252	8,892

Total accounts payable and accrued expenses	$40,474	$27,279

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	September 30, 2020	September 30, 2019
Medical liabilities, beginning of period	$58,725	$33,642
Components of medical care costs related to claims incurred:
Current period	229,194	175,598
Prior periods	1,731	2,875
Total medical care costs	230,925	178,473
Payments for medical care costs related to claims incurred:
Current period	(178,796)	(135,580)
Prior periods	(53,231)	(49,164)
Total paid	(232,027)	(184,744)
Acquired (see Note 3)	—	26,404
Adjustments	(168)	45

Medical liabilities, end of period	$57,455	$53,820

9.    Credit Facility, Bank Loan and Lines of Credit
Credit Facility
The Company’s credit facility consisted of the following (in thousands):

September 30, 2020

Term Loan A	$180,500
Revolver loan	60,000
Total debt	240,500

Less: Current portion of debt	(9,500)
Less: Unamortized financing costs	(4,949)

Long-term debt	$226,051
The following are the future commitments of the Company’s credit facility for the years ending December 31 (in thousands):

Amount
2020 (excluding the nine months ended September 30, 2020)	$2,375
2021	10,688
2022	14,250
2023	15,437
2024	197,750

Total	$240,500

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
The Company is required to pay an annual facility fee of between 0.20% to 0.35% on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and SunTrust Robinson Humphrey, Inc. (now known as Truist Securities Inc.), the lead arranger of the Credit Agreement.
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread between 1.00% and 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of September 30, 2020, the interest rate on Term Loan A for the 2020 commitment and future commitments was 2.72% and 2.77%, respectively. As of September 30, 2020, the interest rate on the Revolver Loan was 2.77%. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2020, the Company was in compliance with the covenants relating to its credit facility.
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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2020 and 2019, was 3.79% and 1.31%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three and nine months ended September 30, 2020 and 2019, of $0.3 million and 0.1 million, respectively, and $1.0 million and $0.1 million, respectively.

Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018, to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amount outstanding as of June 30, 2019, of $5.0 million was fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019, and July 29, 2019, to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% as of September 30, 2020, and 4.875% as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments, plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, were terminated in connection with the closing of the credit facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement were terminated and reissued under the Credit Agreement. As of September 30, 2020, outstanding letters of credit totaled $8.2 million and the Company has $10.2 million available under the revolving credit facility for letters of credit.
APC Business Loan
On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019, and June 11, 2019, to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019, and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% and 4.875% as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, there was no availability under this line of credit.
Standby Letters of Credit
On October 2, 2018, APAACO established a second irrevocable standby letter of credit with Preferred Bank (through the NMM Business Loan Agreement) for $6.6 million for the benefit of CMS. The letter of credit expires on December 31, 2020, and is automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. This standby letter of credit was subsequently amended on August 14, 2019, to increase the amount from $6.6 million to $14.8 million and extended the expiration date to December 31, 2020, with all other terms and conditions remain unchanged. In connection with the closing of the Credit Facility, this letter of credit was terminated and reissued under the Credit Agreement. As of September 30, 2020, APAACO terminated $6.6 million of the irrevocable standby letter of credit.

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

10.    Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature (see Note 2) of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interest in APC as mezzanine or temporary equity. APC’s shares are not redeemable and it is not probable that the shares will become redeemable as of September 30, 2020 and December 31, 2019.
Stockholders’ Equity

As of September 30, 2020, 302,732 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the merger between NMM and ApolloMed in December 2017 (the "Merger"), as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.
See options and warrants section below for common stock issued upon exercise of stock options and stock purchase warrants.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2020	607,346	$9.22	3.42	$5,600
Options granted	11,742	18.41	—	—
Options exercised	(120,000)	2.58	—	1,800
Options forfeited	(12,228)	17.57	—	—

Options outstanding at September 30, 2020	486,860	$10.86	3.45	$3,300

Options exercisable at September 30, 2020	405,833	$7.91	2.75	$3,500
During the nine months ended September 30, 2020 and 2019, stock options were exercised for 120,000 and 203,524 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.3 million and $1.2 million, respectively. The exercise price ranged from $2.10 to $5.00 per share for the exercises during the nine months ended September 30, 2020, and ranged from $1.50 to $10.00 per share for the exercises during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020 and 2019, no stock options were exercised pursuant to the cashless exercise provision.
During the nine months ended September 30, 2020, the Company granted 11,742 stock options with a vesting period of five-years to certain ApolloMed board members with an exercise price of $18.41, which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

September 30, 2020	Board Members
Expected term	3.0 years
Expected volatility	90.01%
Risk-free interest rate	1.43%
Market value of common stock	$10.56
Annual dividend yield	—%
Forfeiture rate	—%
Restricted Stock Awards
The Company grants restricted stock awards to employees which are earned based on service conditions. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During the nine months ended September 30, 2020, the Company granted restricted stock awards totaling 97,447 shares with a weighted average grant date fair value of $17.58. The grant date fair value of the restricted stock was $1.6 million and will be recognized on a straight-line basis over the awards’ vesting period of three years.
During the three and nine months ended September 30, 2020, the Company recorded approximately $0.6 million and $2.2 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which are included in general and administrative expenses in the accompanying consolidated statements of income, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2020, was $3.1 million.

Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2020	3,154,590	$9.96	2.01	$26,700
Warrants granted	—	—	—	—
Warrants exercised	(800,709)	9.22	—	6,000
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at September 30, 2020	2,353,881	$10.21	1.62	$18,200

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$9.00	305,812	0.04	305,812	$9.00
10.00	1,248,779	1.64	1,248,779	10.00
11.00	799,290	2.19	799,290	11.00

$ $ 9.00 –11.00	2,353,881	1.62	2,353,881	$10.21

During the nine months ended September 30, 2020 and 2019, common stock warrants were exercised for 800,709 and 133,221 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $6.2 million and $1.2 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, common stock warrants were exercised on a cashless basis for 127,022 shares of the Company's common stock which resulted in the Company issuing 66,517 net shares.
Treasury Stock
APC owned 17,307,214 and 17,290,317 shares of ApolloMed’s common stock as of September 30, 2020 and December 31, 2019, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes (see Note 1).

During the year ended December 31, 2019, APC established a brokerage account to invest excess capital in the equity market. The brokerage account is managed directly by an independent investment committee of the APC board of directors, from which Dr. Kenneth Sim and Dr. Thomas Lam have been excluded. As of September 30, 2020, the brokerage account only held shares of ApolloMed totaling $7.6 million, and as such the ApolloMed shares in the brokerage account have been recorded as treasury shares.
Dividends
During the nine months ended September 30, 2020 and 2019, APC paid dividends of $49.5 million and $59.7 million, respectively.

During the nine months ended September 30, 2020 and 2019, CDSC paid dividends of $0.6 million and $1.2 million, respectively.

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
As risk-bearing organizations, APC, Alpha Care and Accountable Health Care are required to comply with California DMHC regulations, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations. At September 30, 2020 and December 31, 2019, APC, Alpha Care and Accountable Health Care were in compliance with these regulations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount equal to 2% of the Company’s benchmark Medicare Part A and Part B expenditures. The Company has established an irrevocable standby letter of credit under the Credit Agreement for a face amount of $8.2 million for the 2019 performance year (see Note 9).
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
During the three and nine months ended September 30, 2020 and 2019, NMM earned approximately $4.2 million and $4.4 million, respectively, and $12.6 million and $12.9 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).
During the three and nine months ended September 30, 2020 and 2019, APC paid approximately $0.5 million and $0.7 million, respectively, and $1.5 million and $2.1 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).

During the three and nine months ended September 30, 2020 and 2019, APC paid approximately $1.2 million and $2.0 million, respectively, and $3.8 and $5.8 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 5).
During the three and nine months ended September 30, 2020 and 2019, APC paid approximately $0.1 million, respectively, and $0.2 million, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three months ended September 30, 2020 and 2019, APC paid an aggregate of approximately $7.1 million and $6.7 million, respectively, which include approximately $1.7 million and $1.8 million, respectively, to shareholders who are also officers of APC. During the nine months ended September 30, 2020 and 2019, APC paid an aggregate of approximately of $23.4 million and $23.1 million, respectively, to shareholders of APC for provider services, which include approximately $6.5 million and $6.9 million, respectively, to shareholders who are also officers of APC.
During the three and nine months ended September 30, 2020 and 2019, NMM paid approximately $0.3 million, respectively and $0.8 million, respectively, to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM.
During the three and nine months ended September 30, 2020, NMM paid approximately $0.4 million and $1.1 million, respectively, to One MSO, Inc. ("One MSO") for an office lease. One MSO is indirectly 50% owned by Drs. Sim and Lam. As of September 30, 2020, the Company had $10.4 million of ROU assets and lease liabilities, respectively, related to its office lease with One MSO to be amortized over the remaining life of the lease.
During the three months ended September 30, 2020 and 2019, the Company paid approximately $39,000 and $0.1 million, respectively, and paid approximately $0.3 million for both the nine months ended September 30, 2020 and 2019, to Critical Quality Management Corporation (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
For both the three and nine months ended September 30, 2020 and 2019, SCHC paid approximately $0.1 million, respectively, and $0.3 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC. As of September 30, 2020, the Company had $1.4 million of ROU assets and lease liabilities, respectively, related to its office lease with Numen to be amortized over the remaining life of the lease.
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and revenue earned related to AHMC, HSMSO and Aurion (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
AHMC – Risk pool, capitation, claims payment, net	$5,683	$11,215	$23,739	$39,165
HSMSO – Management fees, net	(109)	(160)	(430)	(1,075)
Aurion – Management fees	(100)	(76)	(228)	(232)

Net total	$5,474	$10,979	$23,081	$37,858
The Company and AHMC have a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and nine months ended September 30, 2020 and 2019, the Company has recognized risk pool revenue under this agreement of $10.5 million and $11.0 million, respectively, and $31.5 million and $31.9 million, respectively, for which $36.9 million and $40.4 million remained outstanding as of September 30, 2020 and December 31, 2019, respectively.

During the three and nine months ended September 30, 2020 and 2019, NMM paid approximately $0 and $0.1 million, respectively, and $27,000 and $0.2 million, respectively, to ApolloMed board member, Matthew Mazdyasni, for consulting services.
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
As of September 30, 2020, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the nine months ended September 30, 2020 and September 30, 2019 were 28.8% and 25.5%, respectively, and differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, nondeductible permanent items, and change in valuation allowance.
As of September 30, 2020, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes various income and payroll tax provisions that we are in the process of analyzing to determine the tax impacts. However, the benefits of the CARES Act are not expected to impact the Company’s annual estimated tax rate for the nine months ended September 30, 2020.

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
As of September 30, 2020 and December 31, 2019, APC held 17,307,214 and 17,290,317 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

Below is a summary of the earnings per share computations:

Three Months Ended September 30,	2020	2019
Earnings per share – basic	$0.46	$0.11
Earnings per share – diluted	$0.45	$0.10
Weighted average shares of common stock outstanding – basic	36,364,839	34,643,754
Weighted average shares of common stock outstanding – diluted	37,551,740	37,792,266

Nine Months Ended September 30,	2020	2019
Earnings per share – basic	$0.77	$0.21
Earnings per share – diluted	$0.75	$0.20
Weighted average shares of common stock outstanding – basic	36,149,692	34,555,124
Weighted average shares of common stock outstanding – diluted	37,249,967	37,816,698

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended September 30,	2020	2019
Weighted average shares of common stock outstanding – basic	36,364,839	34,643,754
10% shares held back pursuant to indemnification clause	—	1,511,332
Stock options	187,843	299,536
Warrants	960,806	1,337,644
Restricted stock awards	38,252	—
Weighted average shares of common stock outstanding – diluted	37,551,740	37,792,266

Nine Months Ended September 30,	2020	2019
Weighted average shares of common stock outstanding – basic	36,149,692	34,555,124
10% shares held back pursuant to indemnification clause	—	1,511,332
Stock options	178,445	307,665
Warrants	890,489	1,442,577
Restricted stock awards	31,341	—
Weighted average shares of common stock outstanding – diluted	37,249,967	37,816,698

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

	September 30, 2020	December 31, 2019
Assets

Current assets
Cash and cash equivalents	$94,751	$87,110
Restricted cash	—	75
Investment in marketable securities	118,262	123,948
Receivables, net	15,365	9,300
Receivables, net – related party	39,506	42,976
Other receivables	734	744
Prepaid expenses and other current assets	9,667	7,403
Loan receivable	6,425	6,425
Loan receivable – related parties	—	16,500
Total current assets	284,710	294,481

Noncurrent assets
Land, property and equipment, net	8,877	9,547
Intangible assets, net	72,107	81,439
Goodwill	109,460	108,913
Investment in affiliates	310,491	318,315
Investment in privately held entities	36,584	1,615
Investments in other entities – equity method	27,268	28,427
Restricted cash	746	746
Operating lease right-of-use assets	6,654	4,751
Other assets	20,736	1,057

Total noncurrent assets	592,923	554,810

Total assets	$877,633	$849,291

Current liabilities
Accounts payable and accrued expenses	$13,444	$11,187

	September 30, 2020	December 31, 2019
Fiduciary accounts payable	3,986	2,027
Medical liabilities	42,546	49,019
Income taxes payable	15,408	4,530
Amount due to affiliate	22,131	28,058
Dividends payable	485	271
Finance lease liabilities	102	102
Operating lease liabilities	1,300	1,088

Total current liabilities	99,402	96,282

Noncurrent liabilities
Deferred tax liability	7,725	14,059
Finance lease liabilities, net of current portion	337	416
Operating lease liabilities, net of current portion	5,512	3,742

Total noncurrent liabilities	13,574	18,217

Total liabilities	$112,976	$114,499
The assets of the Company’s other consolidated VIEs were not considered significant.

16.    Leases
The Company has operating and finance leases for corporate offices, doctors’ offices, and certain equipment. These leases have remaining lease terms of 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of September 30, 2020 and December 31, 2019, assets recorded under finance leases were $0.4 million and $0.5 million, respectively, and accumulated depreciation associated with finance leases were $0.3 million, for both periods.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019

Operating lease cost	$1,784	$1,489

Finance lease cost
Amortization of lease expense	26	26
Interest on lease liabilities	3	4

Sublease income	(206)	(103)

Total finance lease cost, net	$1,607	$1,416

	Nine Months Ended September 30,
	2020	2019

Operating lease cost	$5,172	$3,832

Finance lease cost
Amortization of lease expense	78	76
Interest on lease liabilities	11	13

Sublease income	(567)	(309)

Total finance lease cost, net	$4,694	$3,612

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,489	$1,677
Operating cash flows from finance leases	$3	$4
Financing cash flows from finance leases	$26	$26

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—

	Nine Months Ended September 30,
	2020	2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,369	$3,950
Operating cash flows from finance leases	$11	$13
Financing cash flows from finance leases	$78	$76

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,652	$15,417

	Nine Months Ended September 30,
	2020	2019

Weighted Average Remaining Lease Term

Operating leases	6.93 years	6.80 years
Finance leases	3.92 years	4.92 years

Weighted Average Discount Rate

Operating leases	6.10%	6.12%
Finance leases	3.00%	3.00%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 is as follows (in thousands):

September 30, 2020	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$1,173	$30
2021	4,297	119
2022	3,529	119
2023	3,303	119
2024	2,940	79
Thereafter	9,459	—

Total future minimum lease payments	24,701	466
Less: imputed interest	4,795	27
Total lease liabilities	19,906	439
Less: current portion	3,290	102
Long-term lease liabilities	$16,616	$337
As of September 30, 2020, the Company does not have additional operating and finance leases that have not yet commenced.

17.    Subsequent Events
Dividend
In September 2020, APC's board of directors declared an in-kind dividend of 5 million shares of ApolloMed's common stock on a pro rata basis to APC's shareholders in November 2020. The shares being distributed is from the Excluded Assets that remain solely for the benefit of APC and its shareholders.
Promissory note
In October 2020, APC entered into a promissory note with AHMC, a related party of the Company, (the “2020 Note”) as payee for a principal sum of $4.0 million with a maturity date of two years from the date of the agreement. The contractual interest rate on the 2020 Note is 3.75% per annum. The funds lent pursuant to the 2020 Note are the same funds that were deposited for investment opportunities in March 2020 (the "March Deposit"). As with the March Deposit, the 2020 Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH.

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
Overview
We together with our affiliated physician groups and consolidated entities are a leading physician-centric, technology-enabled healthcare management company. Leveraging our proprietary population health management and healthcare delivery platform, we operate an integrated, value-based healthcare model, which aims to empower the providers in our network to deliver the highest quality of care to our patients in a cost-effective manner.

Headquartered in Alhambra, California, our subsidiaries include management services organizations ("MSOs"), affiliated independent practice associations ("IPAs") and a Next Generation Accountable Care Organization ("NGACO"). Network Medical Management, Inc. ("NMM") and Apollo Medical Management, Inc. ("AMM") are the administrative and managerial services companies for the affiliated physician owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA ("APC"), Alpha Care Medical Group, Inc. and Accountable Health Care IPA brands. These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation ("AMH") and Southern California Heart Centers, a Medical Corporation ("SCHC"). Our NGACO operates under the APA ACO, Inc. ("APAACO") brand and participates in the Centers for Medicare & Medicaid Services program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program's attribution-based risk sharing model.
Through our NGACO model and a network of IPAs with more than 7,000 contracted physicians, we are currently responsible for coordinating care for approximately 1.1 million patients in California.

Recent Developments
On November 5, 2020, the Integrated Healthcare Association ("IHA") recognized Allied Pacific of California IPA for our exceptional performance. Allied Pacific of California IPA performed in the top 10 percent of all participating physicians organizations in the Total Cost of Care Domain during measurement year 2019 in IHA's Align. Measure. Perform. ("AMP") Commercial HMO program. IHA honors physicians organizations with the highest level of performance for each AMP Commercial HMO measurement domain.

Key Financial Measures and Indicators
Operating Revenues
Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income and FFS revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
Operating Expenses
Our largest expense is the patient care cost paid to contracted physicians, and the cost of providing management and administrative support services to our affiliated physician groups. These services include providing utilization and case management, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services and other consulting services.

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue
Capitation, net	$135,032	$130,807	$4,225	3%
Risk pool settlements and incentives	30,916	11,355	19,561	172%
Management fee income	8,707	8,518	189	2%
Fee-for-services, net	3,737	4,100	(363)	(9)%
Other income	1,731	1,280	451	35%
Total revenue	180,123	156,060	24,063	15%

Operating expenses
Cost of services	121,823	131,130	(9,307)	(7)%
General and administrative expenses	16,270	7,950	8,320	105%
Depreciation and amortization	4,674	4,920	(246)	(5)%
Impairment of intangibles	—	1,994	(1,994)	(100)%
Total expenses	142,767	145,994	(3,227)	(2)%

Income from operations	37,356	10,066	27,290	271%

Other income
Income from equity method investments	403	2,054	(1,651)	(80)%
Interest expense	(2,466)	(828)	(1,638)	198%
Interest income	752	509	243	48%
Other income	130	2,620	(2,490)	(95)%
Total other (expense) income, net	(1,181)	4,355	(5,536)	(127)%

Income before provision for income taxes	36,175	14,421	21,754	151%

Provision for income taxes	10,751	3,682	7,069	192%

Net income	25,424	10,739	14,685	137%

Net income attributable to noncontrolling interest	8,711	7,035	1,676	24%

Net income attributable to Apollo Medical Holdings, Inc.	$16,713	$3,704	$13,009	351%

	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue
Capitation, net	$416,402	$305,548	$110,854	36%
Risk pool settlements and incentives	54,155	32,640	21,515	66%
Management fee income	26,212	27,867	(1,655)	(6)%
Fee-for-services, net	9,434	12,059	(2,625)	(22)%
Other income	4,194	3,753	441	12%
Total revenue	510,397	381,867	128,530	34%

Operating expenses
Cost of services	402,106	315,925	86,181	27%
General and administrative expenses	39,660	30,031	9,629	32%
Depreciation and amortization	14,004	13,793	211	2%
Provision for doubtful accounts	—	(1,363)	1,363	(100)%
Impairment of intangibles	—	1,994	(1,994)	(100)%
Total expenses	455,770	360,380	95,390	26%

Income from operations	54,627	21,487	33,140	154%

Other income (expense)
Income from equity method investments	3,291	1,162	2,129	183%
Gain on sale of equity method investment	99,647	—	99,647
Interest expense	(8,007)	(1,350)	(6,657)	493%
Interest income	2,544	1,305	1,239	95%
Other income	1,514	2,832	(1,318)	(47)%
Total other income, net	98,989	3,949	95,040	*

Income before provision for income taxes	153,616	25,436	128,180	*

Provision for income taxes	44,204	6,483	37,721	*

Net income	109,412	18,953	90,459	477%

Net income attributable to noncontrolling interests	81,603	11,564	70,039	*

Net income attributable to Apollo Medical Holdings, Inc.	$27,809	$7,389	$20,420	276%

*    Percentage change of over 500%
Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended September 30, 2020, was $16.7 million, as compared to $3.7 million for the same period in 2019, an increase of $13.0 million.
Our net income attributable to Apollo Medical Holdings, Inc. for the nine months ended September 30, 2020, was $27.8 million, as compared to $7.4 million for the same period in 2019, an increase of $20.4 million.

The increase in net income attributable to Apollo Medical Holdings, Inc. for the three and nine months ended September 30, 2020, was primarily driven by the completion of a series of transactions with APC as further described in Note 1 to our financial statements above, which resulted in preferred, cumulative dividends from APC being allocated to AP-AMH and the results of operations as described below.
Physician Groups and Patients
As of September 30, 2020 and 2019, we managed a total of 14 and 12 groups of affiliated physicians, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.1 million and 1.0 million, respectively. The increase was attributable to management services agreements we entered into with independent practice associations, Community Family Care Medical Group IPA, Inc. ("CFC") and Beverly Alliance IPA dba Beverly Alianza IPA, which contributed 0.1 million new members.
Revenue
Our revenue for the three months ended September 30, 2020, was $180.1 million, as compared to $156.1 million for the three months ended September 30, 2019, an increase of $24.0 million, or 15%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $4.2 million driven by the acquisition of Accountable Health Care on August 30, 2019 and organic growth at APC, which contributed additional capitation revenue of approximately $6.5 million and $6.7 million, respectively. This increase was offset with a slight decrease in capitation revenue due to timing of $8.0 million of APAACO capitation revenue and the related claims expenditures incurred and $1.0 million of retroactive adjustments decreasing membership at Alpha Care.
(ii) Risk pool settlement and incentive revenue increased by $19.6 million primarily due to the shared savings earned related to the settlement of the 2019 ACO performance year of $19.8 million.
Our revenue for the nine months ended September 30, 2020 was $510.4 million, as compared to $381.9 million for the nine months ended September 30, 2019, an increase of $128.5 million, or 34%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $110.9 million primarily due to our acquisitions of Alpha Care on May 31, 2019 and Accountable Health Care on August 30, 2019, which contributed additional revenue of approximately $52.0 million and $30.8 million, respectively, in addition to organic growth at APC of $11.2 million due to increased capitation rates. Further, APAACO generated additional capitation revenue of approximately $16.2 million for the nine months ended September 30, 2020 as compared September 30, 2019, due to the delayed start of the 2019 APAACO performance year which began on April 1, 2019 and resulted in less revenue in early 2019.
(ii) Risk pool revenue increased by $21.5 million primarily due to the shared savings earned related to the settlement of the 2019 ACO performance year of $19.8 million and the continued refinement of the assumptions used to estimate the amount of net surplus expected to be received from the affiliated hospitals’ risk pools. Our estimated risk pool receivable is calculated based on reports received from our hospital partners and on management’s estimate of the Company’s portion of any estimated risk pool surpluses for which payments have not been received. The actual risk pool surpluses are settled approximately 18 months later.
(iii) Management fee income decreased by $1.7 million mainly due to our acquisition of Accountable Health Care, which reduced management fee income by $5.7 million, a decrease of $0.5 million in management fees due to timing of membership adjustments at LMA and a reduction in hospitalist stipend of $1.0 million as we focused our resources to our core hospital partners. This decrease was offset by management fee income of $5.5 million for the nine months ended September 30, 2020 generated from the management services agreement we entered into with CFC which became effective on January 1, 2020, and Beverly Alianza IPA, which became effective on July 1, 2020.
(iv) Fee-for-service revenue decreased by $2.6 million due to reduced procedures performed at our surgery centers and heart center as a result of the extended COVID-19 outbreak.

Cost of Services
Expenses related to cost of services for the three months ended September 30, 2020, were $121.8 million, as compared to $131.1 million for the same period in 2019, a decrease of $9.3 million, or 7%. The overall decrease was due to a $10.3 million decrease in medical claims, capitation and other health services expenses resulting from reduced elective procedures as a result of the COVID-19 outbreak offset by the $1.0 million increase in payroll expenses related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets.
Expenses related to cost of services for the nine months ended September 30, 2020, were $402.1 million, as compared to $315.9 million for the same period in 2019, an increase of $86.2 million, or 27%. The overall increase was due to a $90.6 million increase in medical claims, capitation and other health services expenses, primarily driven by the acquisition of Alpha Care, Accountable Health Care and AMG, in addition to increased costs at APAACO for the nine month period ended September 30, 2020, as compared to the same period in 2019 due to the delayed start of the 2019 APAACO performance year and a $5.2 million increase in payroll expenses related to an increase in the number of employees related to the growth in both the depth and breadth of our operations in multiple markets. The increased costs were offset by a net decrease of $10.0 million in bonus payments made to providers for the nine months ended September 30, 2020 as compared to the bonus payments made to providers during the same period in 2019.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2020, were $16.3 million, as compared to $8.0 million for the same period in 2019, an increase of $8.3 million, or 105%. The increase was primarily due to a $4.4 million increase in bonus paid to ACO physicians driven by the increase in shared savings earned related to the settlement of the 2019 ACO performance year and a reduction in professional services costs of $2.0 million specific to the three months ended September 30, 2019. The remaining increase was primarily due to continued growth in the depth and breadth of our operations in multiple markets.
General and administrative expenses for the nine months ended September 30, 2020 were $39.7 million, as compared to $30.0 million for the same period in 2019, an increase of $9.7 million, or 32%. The increase is primarily due to a $4.4 million increase in bonus paid to ACO physicians driven by the increase in shared savings earned related to the settlement of the 2019 ACO performance year and a reduction in professional services costs of $2.0 million specific to the three months ended September 30, 2019. The remaining increase was primarily due to continued growth in the depth and breadth of our operations in multiple markets.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended September 30, 2020 were $4.7 million, as compared to $4.9 million for the same period in 2019. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Depreciation and amortization expenses for the nine months ended September 30, 2020 were $14.0 million, as compared to $13.8 million for the same period in 2019. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Provision for Doubtful Accounts
For the nine months ended September 30, 2019, we released reserves related to certain management fees in the amount of approximately $1.4 million as collectability of the outstanding amount was no longer in doubt. These reserves were related to various preacquisition obligations of Accountable Health Care and were no longer necessary as a result of our acquisition of Accountable Health Care.
Impairment of Intangibles
For the three and nine months ended September 30, 2019, we recorded impairment of intangible assets totaling $2.0 million related to Medicare licenses obtained as part of the 2017 merger between NMM and ApolloMed. We no longer utilize the licenses and will not receive future economic benefits therefrom.

Income from Equity Method Investments
Income from equity method investments for the three months ended September 30, 2020, was $0.4 million, as compared to income from equity method investments of $2.1 million for the same period in 2019, a decrease of $1.7 million. The decrease was primarily due to a $1.8 million gain recognized related to our investment in Accountable Health Care resulting from our acquisition in August 2019.
Income from equity method investments for the nine months ended September 30, 2020, was $3.3 million, as compared to income from equity method investments of $1.2 million for the same period in 2019, an increase of $2.1 million. The increase was primarily due to equity earnings from our investment in UCI of $3.7 million, offset by equity loss from our investment in 531 W. College of $0.4 million, as the property is in redevelopment to a multi-specialty clinic, for the nine months ended September 30, 2020. This is compared with equity earnings from our investments in UCI, DMG, and PMIOC of $6.1 million, $0.7 million, and $0.2 million, respectively, offset with equity losses from our investments in LMA's IPA line of business and Accountable Health Care of $2.8 million and $2.7 million, respectively, and the recognition of an impairment loss of $0.3 million related to our investment in PASC for the nine months ended September 30, 2019.
Gain on Sale of Equity Method Investments
Gain on sale of equity method investments for the nine months ended September 30, 2020, was $99.6 million resulting from the sale of UCI which closed on April 30, 2020.
Interest Expense
Interest expense for the three months ended September 30, 2020, was $2.5 million, as compared to $0.8 million for the same period in 2019, an increase of $1.7 million. The increase was primarily due to the credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
Interest expense for the nine months ended September 30, 2020, was $8.0 million, as compared to $1.4 million for the same period in 2019, an increase of $6.6 million. The increase was primarily due to the new credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
    Interest Income
Interest income for the three and nine months ended September 30, 2020, was $0.8 million and $2.5 million, respectively, as compared to $0.5 million and $1.3 million, respectively, for the three and nine months ended September 30, 2019. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Other Income
Other income for the three and nine months ended September 30, 2020, was $0.1 million and $1.5 million as compared to other income of $2.6 million and $2.8 million, respectively, for the same periods in 2019. The decrease in other income was primarily due to the assumption of a loan receivable as a result of the Accountable Health Care acquisition in August 2019.
Provision for Income Tax
Income tax expense was $10.8 million for the three months ended September 30, 2020, as compared to $3.7 million for the same period in 2019. The increase in tax expense was due to increased income in the three months ended September 30, 2020, period as compared to the same period in 2019, as described above.
Income tax expense was $44.2 million for the nine months ended September 30, 2020, as compared to $6.5 million for the same period in 2019. The increase in tax expense was due to increased income in the nine months ended September 30, 2020 period as compared to the same period in 2019, as described above.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $8.7 million for the three months ended September 30, 2020, compared to $7.0 million for the same period in 2019, an increase of $1.7 million. The increase was primarily driven by the increased income generated in the current period which resulted in additional income allocated to the noncontrolling interest.

Net income attributable to noncontrolling interests was $81.6 million for the nine months ended September 30, 2020, compared to $11.6 million for the same period in 2019, an increase of $70.0 million. The increase was primarily due to of sale of UCI in April 2020 where the gain remains strictly with the APC Excluded Assets and increased income generated in the current period which resulted in additional income allocated to the noncontrolling interest.

2020 Guidance
    We are raising our previously disclosed full-year 2020 net income, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and adjusted EBITDA guidance as a result of a net shared savings settlement of $13.3 million (net of provider bonus) earned in the third quarter of 2020 as a reward from participating in an attribution-based risk sharing model. ApolloMed is raising its previously disclosed full-year 2020 net income, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and adjusted EBITDA guidance as a result of a net shared savings settlement of $13.3 million (net of provider bonus) earned in the third quarter of 2020 as a reward from participating in an attribution-based risk sharing model. Net income and EBITDA include the impact of the gain of approximately $99.6 million related to the sale of Universal Care Acquisition Partners, LLC's ("UCAP") 48.9% investment in Universal Care, Inc. ("UCI") to Bright Health Company of California, Inc. ("Bright"), which closed on April 30, 2020. As UCI was included in Excluded Assets and remained solely for the benefit of ApolloMed's affiliate, Allied Physicians of California, a Professional Medical Corporation, ("APC") and its shareholders, the gain on sale does not affect the net income attributable to ApolloMed and adjusted EBITDA attributable to ApolloMed.
    Our guidance for the year ending December 31, 2020, is as follows:
•Maintaining total revenue between $665.0 million and $675.0 million due to impact of COVID-19 on FFS revenue,
•Raising net income from a range of $100.0 million to $110.0 million (disclosed on May 27, 2020) to a range of $110.0 million to $120.0 million,
•Raising EBITDA from a range of $155.0 million to $167.0 million (disclosed on May 27, 2020) to a range of $182.0 million to $194.0 million, and
•Raising adjusted EBITDA from a range of $75.0 million to $90.0 million (disclosed on March 12, 2020) to a range of $97.0 million to $112.0 million.
    See "Guidance Reconciliation of Net Income to EBITDA and adjusted EBITDA" and "Use of Non-GAAP Financial Measures" for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See "Forward-Looking Statements" within this Quarterly Report on Form 10-Q.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA
	Year Ending
	December 31, 2020
(in thousands)
	Low	High
Net income(1)	$110,000	$120,000
Depreciation and amortization	19,000	20,000
Provision for income taxes	46,000	47,000
Interest expense	10,000	11,000
Interest income	(3,000)	(4,000)
EBITDA(1)	182,000	194,000

Income from equity method investments (2)	(100,000)	(99,000)
EBITDA adjustment for recently acquired IPAs	15,000	17,000
Adjusted EBITDA	$97,000	$112,000
(1) Net income and EBITDA include the gain on sale of UCAP's 48.9% investment in UCI to Bright, which closed on April 30, 2020. UCAP is a 100% owned subsidiary of APC and its 48.9% investment in UCI was included in Excluded Assets and as such remained solely for the benefit of APC and its shareholders. As such, any proceeds or gain on sale has not affected the net income and adjusted EBITDA attributable to ApolloMed.

(2) Income from equity method investments is mainly attributed to the sale of UCAP's 48.9% investment in UCI to Bright, which closed on April 30, 2020. UCAP is a 100% owned subsidiary of APC and its 48.9% investment in UCI was included in Excluded Assets and as such remained solely for the benefit of APC and its shareholders. As such, any proceeds or gain on sale has not affected the net income and adjusted EBITDA attributable to ApolloMed.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with GAAP is net (loss) income. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, (“GAAP”), and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income from equity method investments, provider bonuses, impairment of intangibles, provision of doubtful accounts and other income earned that is not related to the Company's normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of ApolloMed's ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. To the extent this release contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. The reconciliation between certain GAAP and non-GAAP measures is provided above.

Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at September 30, 2020, totaled $284.4 million as compared to $219.7 million at December 31, 2019. Working capital totaled $235.2 million at September 30, 2020, as compared to $223.7 million at December 31, 2019, an increase of $11.5 million, or 5%.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups and fee-for-service reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations through at least the next 12 months.

Our cash, cash equivalents and restricted cash increased by $62.8 million from $104.0 million at December 31, 2019, to $166.8 million at September 30, 2020. Cash provided by operating activities during the nine months ended September 30, 2020, was $48.8 million, as compared to $10.1 million for the nine months ended September 30, 2019. The increase was primarily driven by the timing of our working capital accounts. For the nine months ended September 30, 2020, receivable, net, receivable, net - related parties, and other receivable resulted in net cash inflow of $12.6 million as compared to cash outflow of $6.0 million for the same period in 2019, while accounts payable and accrued expenses and income taxes payable resulted in net cash inflow of $24.3 million as compared to cash outflow of $5.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. This was offset with a non cash adjustment to net income related to deferred taxes of $6.1 million for the nine months ended September 30, 2020 as compared to $0.2 million for the same period in 2019.
Cash provided by from investing activities during the nine months ended September 30, 2020, was $66.4 million, primarily due to proceeds received related to the sale of UCI totaling $52.7 million and loan receivables of $16.5 million offset with cash outflow related to the purchase of marketable securities of $1.8 million, funding for an equity method investment of $0.5 million, and capital expenditures (mainly purchases of property and equipment) of $0.5 million. This is compared to cash used of $60.4 million for the nine months ended September 30, 2019 due to payments for business acquisition of $49.4 million, advances on loans receivable of $7.4 million, funding for an equity method investment of $3.0 million, and capital expenditures of $0.8 million offset with dividends received of $0.2 million.

Cash used in financing activities during the nine months ended September 30, 2020, was $52.3 million as compared to cash provided by financing activities of $173.7 million for the nine months ended September 30, 2019. Cash used for the nine months ended September 30, 2020 was due to the payments of dividends totaling $50.1 million, repayment on our term loan totaling $7.1 million and repurchase of shares of $1.6 million, offset with proceeds from exercise of stock options and warrants of $6.6 million. This is compared to cash provided by for the nine months period ended September 30, 2019 due to proceeds from borrowings on our line of credit of $289.6 million, proceeds from the exercise of stock options and warrants of $2.4 million and proceeds from common stock offering of $0.8 million offset with payments of dividends, repayments on our bank loan and lines of credit and cost of debt and equity issuance totaling $60.7 million, $52.6 million and $5.6 million respectively.

Excluded Assets
In September 2019, APC and AP-AMH entered into Second Amendment to Series A Preferred Stock Purchase Agreement clarifying the term Excluded Assets. “Excluded Assets” means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii) and (iii).
Excluded Assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$23,957	$23,013
Investment in marketable securities	118,187	116,853
Land, property and equipment, net	5,096	5,137
Investments in other entities - equity method	17,070	18,360

Total Excluded Assets	$164,310	$163,363

Credit Facilities
The Company’s credit facility consisted of the following (in thousands):

September 30, 2020

Term loan A	$180,500
Revolver loan	60,000
Total debt	240,500

Less: Current portion of debt	(9,500)
Less: Unamortized financing costs	(4,949)

Long-term debt	$226,051
The following table presents scheduled commitments of the Company’s credit facility is to be as follows for the years ending December 31 (in thousands):

Amount
2020 (excluding the nine months ended September 30, 2020)	$2,375
2021	10,688
2022	14,250
2023	15,437
2024	197,750

Total	$240,500
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

The Company is required to pay an annual facility fee of between 0.20% to 0.35% on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and SunTrust Robinson Humphrey, Inc. (now known as Truist Securities Inc.), the lead arranger of the Credit Agreement.

Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread between 1.00% and 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of September 30, 2020, the interest rate on Term Loan A for the 2020 commitment and future commitments was 2.72% and 2.77%, respectively. As of September 30, 2020, the interest rate on the Revolver Loan was 2.77%. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.

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

The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis.

Covenant Ratios (1)	Requirement	September 30, 2020
Consolidated leverage ratio	Less than 3.75 to 1.00	1.79
Consolidated interest coverage ratio	Greater than 3.25 to 1.00	10.33
(1) All covenant ratio titles utilize terms as defined in the respective debt agreements.

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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2020 and 2019, was 3.79% and 1.31%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three and nine months ended September 30, 2020 and 2019, of $0.3 million and 0.1 million, respectively, and $1.0 million and $0.1 million, respectively.

Lines of Credit – Related Party
NMM Business Loan

On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”), which provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. One of the Company’s board members is the chairman and CEO of Preferred Bank. The NMM Business Loan Agreement was subsequently amended on September 1, 2018, to temporarily increase the loan availability from $20.0 million to $27.0 million for the period from September 1, 2018 through January 31, 2019, further extended to October 31, 2019, to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 5.625% as of December 31, 2018. The loan was guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all of the assets of NMM. The amount outstanding as of June 30, 2019, of $5.0 million was fully repaid on September 11, 2019.

On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank, which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended on April 17, 2019, and July 29, 2019, to reduce the loan availability from $20.0 million to $16.0 million and from $16.0 million to $2.2 million, respectively. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% as of September 30, 2020, and 4.875% as of December 31, 2019. The line of credit is guaranteed by Apollo Medical Holdings, Inc. and is collateralized by substantially all assets of NMM. NMM obtained this line of credit to finance potential acquisitions. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments, plus interest based on a five-year amortization schedule.

On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, were terminated in connection with the closing of the credit facility. Certain letters of credit issued by Preferred Bank under the Line of Credit Agreement were terminated and reissued under the Credit Agreement. As of September 30, 2020, outstanding letters of credit totaled $8.2 million and the Company has $10.2 million available under the revolving credit facility for letters of credit.

APC Business Loan

On June 14, 2018, APC amended its promissory note agreement with Preferred Bank, which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. This credit facility was subsequently amended on April 17, 2019, and June 11, 2019, to increase the loan availability from $10.0 million to $40.0 million and extend the maturity date through December 31, 2020. On August 1, 2019, and September 10, 2019, this credit facility was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “prime rate,” plus 0.125%, or 3.375% and 4.875% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, there was no availability under this line of credit.

Intercompany Loans
Each of AMH, MMG, BAHA, AKM Medical Group, Inc. ("AKM") and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation (in thousands).

			Nine Months Ended September 30, 2020
Entity	Facility	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$6,391	$6,391	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,180	5,180	—	—
BAHA	250	10%	4,066	3,945	—	—
	$23,250		$19,300	$19,179	$—	$—

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

Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Credit Agreement exposed us to interest rate risk. As of September 30, 2020, we had $240.5 million in outstanding borrowings under our Credit Agreement. The amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. A hypothetical 1% change in our interest rates would have increased or decreased our interest expense for the three months ended September 30, 2020, by $2.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of September 30, 2020, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report except as described below. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
In order to protect our employees, we have implemented a number of precautionary measures, including a work from home policy, under which the vast majority of our employees currently operate. To date, such measures have not had a substantial impact on employee attendance or productivity, and have not adversely affected our ability to recruit, attract or retain skilled personnel. Our operations, including our ability to effectively provide management services to our affiliated IPAs and contracted physician groups in compliance with regulatory requirements have not been impacted, however, if the outbreak continues to worsen it may cause disruptions to critical infrastructures and our supply chains and the supply chains of our affiliated IPAs and contracted physician groups, including the supply of pharmaceuticals and medical supplies.  The duration and extent of the impact from the coronavirus outbreak depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions. If we are not able to respond to and manage the impact of such events effectively, our business could be harmed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2020, the Company issued an aggregate of 499,663 shares of common stock and received approximately $3,404,374 from the exercise of certain warrants at exercise prices ranging between $9.00 and $10.00 per share. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 9, 2020	By:	/s/ Kenneth Sim
Kenneth Sim, M.D. Executive Chairman & Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2020	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: November 9, 2020	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer and Interim Co-Chief Operating Officer (Principal Financial Officer)