Form 10-K
period 2020-12-31
Apollo Medical Holdings, Inc.
filed 2021-03-15
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___ to ___ .
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant, as of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $503.6 million (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Capital Market on June 30, 2020).
As of March 8, 2021, there were 54,585,258 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 annual meeting of the stockholders of the registrant are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2020.

Table of Contents
Apollo Medical Holdings, Inc.
Form 10-K
Fiscal Year Ended December 31, 2020

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
Bright	Bright Health Company of California, Inc.
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners
MSSP	Medicare Shared Savings Program
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PASC	Pacific Ambulatory Health Care, LLC
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity
ZLL	ZLL Partners, LLC

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
Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations and certain assumptions of management. Some or all of such beliefs, expectations and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and significant risks and uncertainties that could cause actual conditions, outcomes and results to differ materially from those indicated by such statements.

PART I
Item 1.    Business
Overview
Apollo Medical Holdings, Inc. is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, ApolloMed operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. We, together with our affiliated physician groups and consolidated entities, provide coordinated outcomes-based medical care primarily serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: Network Medical Management, Inc. (“NMM”), Apollo Medical Management, Inc. (“AMM”), and APAACO, and their consolidated entities, including consolidated VIEs.
Led by a management team with several decades of experience, we have built a company and culture that is focused on physicians providing high-quality medical care, population health management and care coordination for patients. As a result, we are well-positioned to take advantage of the shift in the U.S. healthcare industry toward providing value-based and results-oriented healthcare with a focus on patient satisfaction, high-quality care and cost efficiency.
Through our NGACO model and a network of independent practice associations (“IPAs”) with more than 7,000 contracted physicians, which have agreements with various health plans, hospitals and other HMOs, we are responsible for coordinating the care of over 1.1 million patients in California, as of December 31, 2020. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) management service organizations (“MSOs”) that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists that coordinate the care of patients in hospitals.
In December 2017, we completed a business combination with NMM, a California corporation formed in 1994 (the “2017 Merger”). As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed. The combined company operates under the Apollo Medical Holdings name. NMM is the larger entity in terms of assets, revenues and earnings. In addition, as of the closing of the 2017 Merger, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree), whereas NMM is considered to be the accounting acquirer (and legal acquiree).
Our affiliated medical groups provide hospitalist services at multiple acute-care hospitals. ApolloMed and its subsidiaries, and consolidated VIEs, generate revenue by providing administrative, medical management and clinical services to affiliated IPAs and medical groups. The administrative services cover billing, collection, accounting, administrative, quality assurance, marketing, compliance and education. In addition, our NGACO, APAACO, which served over 29,000 beneficiaries in 2020, is eligible to receive capitation payments from CMS for managing care for aligned beneficiaries.
We implement and operate different innovative health care models, primarily including the following integrated operations:
•IPAs, which contract with physicians and provide care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;
•MSOs, which provide management, administrative and other support services to our affiliated physician groups such as IPAs;
•APAACO, which participates in the Medicare Shared Savings Program (the “MSSP”) sponsored by CMS and focuses on providing high-quality and cost-efficient care to Medicare fee-for-service (“FFS”) patients;

•Outpatient clinics providing specialty care, including an ambulatory surgery center and a specialty clinic that focuses on cardiac care and diagnostic testing; and
•Hospitalists, which include our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients.
We operate under one reportable segment, the healthcare delivery segment. Our revenue streams are diversified among our various operations and contract types, and include:
•Capitation payments, including payments made by CMS from the NGACO Model;
•Risk pool settlements and incentives;
•Management fees, including stipends from hospitals and percentages of collections; and
•FFS reimbursements.
ApolloMed’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “AMEH.”
Organization
Subsidiaries
We operate through our subsidiaries, including:
•NMM;
•AMM; and
•APAACO.
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
NMM has entered into MSAs with several affiliated IPAs, including Allied Physicians of California IPA d.b.a. Allied Pacific of California IPA (“APC”). APC contracts with various HMOs or licensed health care service plans, each of which pays a fixed capitation payment. In return, APC arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC has been determined to be a VIE of NMM, as NMM is its primary beneficiary with the ability, through majority representation on the APC Joint Planning Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect APC's economic performance. Therefore, APC and its consolidated subsidiaries, UCAP, MPP, AMG Properties, ZLL, and APC’s consolidated VIEs, CDSC, APC-LSMA, and ICC are consolidated in the accompanying financial statements.
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
APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and the Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and the right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA, and its consolidated subsidiaries, Alpha Care and Accountable Health, are controlled and consolidated by APC as the primary beneficiary.
Through AMM, we manage a number of our affiliates pursuant to their long-term MSAs, including: ApolloMed Hospitalists (“AMH”), a physician group that provides hospitalist, intensivist and physician advisor services and Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing. Each of AMH and SCHC are VIEs of AMM. We have determined that AMM is the primary beneficiary of such entities.
As of December 31, 2020, ApolloMed’s consolidated VIE, AP-AMH, AMM’s consolidated VIE, SCHC, NMM’s consolidated VIE, APC, APC’s subsidiaries, UCAP, MPP, AMG Properties, ZLL, APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and APC-LSMA's consolidated subsidiaries Alpha Care and Accountable Health Care are consolidated in the accompanying financial statements.
Investments
We invested in several entities in the healthcare and real estate industries through APC, our VIE. APC holds a 50% interest in each of the following entities: 531 W. College LLC, One MSO LLC, Tag-6 Medical Investment Group LLC, and Tag-8 Investment Medical Group LLC. Universal Care Acquisition Partners, LLC (“UCAP”), a wholly owned subsidiary of APC, held a 48.9% ownership interest and 50% voting interest in Universal Care, Inc. (“UCI”), a private full-service health plan that contracts with CMS under Medicare Advantage. On April 30, 2020, UCAP sold its 48.9% ownership and voting interest in UCI to Bright Health Company of California, Inc. (“Bright”) for $69.2 million in cash proceeds and preferred stock in Bright valued at approximately $36.2 million. In May 2018, APC purchased membership interests of MediPortal LLC, a New York limited liability company, which represented an approximately 2.8% ownership interest. As of December 31, 2020, APC also holds a 22.58% ownership interest in ApolloMed.
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
Our Industry
Industry Overview
U.S. healthcare spending has increased steadily over the past 20 years. According to CMS, the estimated total U.S. healthcare expenditures are expected to grow at an average annual rate of 5.4% from 2019 to 2028 and to reach $6.2 trillion by 2028. Health spending is projected to grow 1.1% faster than the U.S. gross domestic product per year on average over 2019-2028, and as a result, the healthcare share of gross domestic product is expected to rise from 17.7% in 2019 to 19.7% by 2028. Medicare spending increased 6.7% to $799.4 billion and Medicaid spending increased by 2.9% to $613.5 billion in 2019, which accounted for 21% and 16% of total health expenditures, respectively. Private health insurance spending increased 3.7% to $1.2 trillion in 2019, accounting for 31% of total health expenditures. Medicare spending is expected to have the fastest growth (7.6% per year for 2019-2028) primarily due to the projected enrollment growth.
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
Many health plans recognize both the opportunity for growth from adding members as well as the potential risks and costs associated with managing additional members. In California, many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as ApolloMed and our affiliated physician groups. These integrated health care systems offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the health care needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the U.S., health plans often prospectively pay the integrated health care system a fixed capitation payment, which is often based on a percentage of the amount received by the health plan. Capitation payments to integrated health care systems, in the aggregate, represent a prospective budget from which the system manages care-related expenses on behalf of the population enrolled with that system. To the extent that these systems manage such expenses under the capitated levels, the system realizes an operating profit. On the other hand, if the expenses exceed projected levels, the system will realize an operating deficit. Since premiums paid represent a substantial amount per person, there is a significant revenue opportunity for an integrated medical system that is able to effectively manage health care costs for the capitated arrangements entered into by its affiliated physician groups.
Industry Trends and Demand Drivers
We believe that the healthcare industry is undergoing a significant transformation and the demand for our offerings is driven by the confluence of a number of fundamental healthcare industry trends, including:
Shift to Value-Based and Results-Oriented Models. According to the 2019 National Health Expenditure Projections prepared by CMS, healthcare spending in the U.S. is projected to have increased 4.6% on a year-over-year basis to $3.8 trillion in 2019, representing 17.7% of U.S. Gross Domestic Product (“GDP”). CMS projects healthcare spending in the U.S. to increase at an average rate of 5.4% per year for 2019-2028 and to reach approximately $6.2 trillion by 2028. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. It is argued that the fee-for-service reimbursement model has played a major role in increasing the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the fee-for-service reimbursement model toward value-based, capitated payment models that are designed to incentivize value and quality at an individual patient level. The number of Americans covered by capitated payment programs continues to increase, which drives more coordinated and outcomes-based patient care.
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
MSOs
Our MSOs generally provide services to our affiliated IPAs or ACOs under long-term MSAs, pursuant to which they manage certain non-medical services for the physician groups and have exclusive authority over all non-medical decision making related to ongoing business operations. These services include but are not limited to:
•Physician recruiting;
•Physician and health plan contracting;
•Medical management, including utilization management and quality assurance;
•Provider relations;
•Member services, including annual wellness evaluations; and
•Pre-negotiating contracts with specialists, labs, imaging centers, nursing homes and other vendors.
NGACO
On January 18, 2017, CMS announced that APAACO was approved to participate in the NGACO Model and APAACO began operations under this new model. We have devoted, and expect to continue to devote, significant effort and resources, financial and otherwise, to the NGACO Model. APAACO is now in its fifth year of participation under its Participation Agreement with CMS.
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
Among many requirements to be eligible to participate in the NGACO Model, ACOs must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. APAACO's aligned beneficiaries totaled approximately 29,000 in 2020 and 2019, respectively. This number may decrease if beneficiaries join a managed care plan, pass away or move out of the service area.

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
The NGACO Model offers four payment mechanisms:
•Payment Mechanism #1: Normal FFS.
•Payment Mechanism #2: Normal FFS plus Infrastructure payments of $6 Per Beneficiary Per Month (“PBPM”).
•Payment Mechanism #3: Population-Based Payments (“PBP”). PBP provide ACOs with a monthly payment to support ongoing ACO activities. ACO participants and preferred providers must agree to percentage payment fee reductions, which are then used to estimate a monthly PBP to be received by the ACO.
•Payment Mechanism #4: All-Inclusive Population-Based Payments (“AIPBP”). Under this mechanism, CMS will estimate the total annual expenditures of the ACO’s aligned beneficiaries and pay that projected amount in PBPM payments. ACOs in AIPBP may have alternative compensation arrangements with their providers, including 100% FFS, discounted FFS, capitation or case rates.
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
The monthly AIPBP paid by CMS and received by the Company for performance year 2019 was approximately $8.3 million per month for the period beginning April 1, 2019 through August 30, 2019 and approximately $3.7 million for the period starting September 1, 2019 based on CMS’ updated estimate of total claims to be incurred. For performance year 2020, the Company received monthly AIPBP payments at a rate of approximately $7.2 million per month from CMS. As of December 31, 2020 the Company has recorded a deferred revenue balance of approximately $12.6 million related to the 2020 performance year resulting from the excess of capitation received and earned under the NGACO alternative payment arrangement.
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
Under the AIPBP agreement we received $19.8 million and $0.9 million in risk pool savings related to the 2019 and 2018 performance years, respectively, and have recognized such amounts as revenue in the risk pool settlements and incentives in the accompanying consolidated statements of income for the years ended December 31, 2020 and 2019, respectively.
The monthly AIPBP received by the Company for performance year 2019 was approximately $8.3 million per month for the period from April 1, 2019 through August 30, 2019. Subsequently, CMS adjusted the AIPBP to approximately $3.7 million for the period starting September 1, 2019 based on CMS' updated estimate of total claims to be incurred. For performance year 2020, the Company continues to receive monthly AIPBP payments at a rate of approximately $7.2 million per month from CMS. The Company has recorded a deferred revenue amount of $9.6 million related under the NGACO alternative payment arrangement as of December 31, 2020. The deferred revenue amount will be earned or repaid back to CMS based on a settlement that will occur after the standard run-out period.
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
Our Key Payors
A limited number of payors represent a significant portion of our net revenue. For the years ended December 31, 2020, 2019 and 2018, four payors accounted for an aggregate of 53.4%, 51.6% and 61.5% of our total net revenue, respectively.
Our Strengths and Advantages
The following are some of the material opportunities that we believe exist for our company.
Combination of Clinical, Administrative and Technology Capabilities
We believe our key strength lies in our combined clinical, administrative and technology capabilities. While many companies separately provide clinical, MSO or technology support services, to our knowledge there are currently very few organizations like us that provide all three types of services to over 1.1 million patients as of December 31, 2020.
Diversification
Through our subsidiaries, consolidated affiliates, and invested entities, we have been able to reduce our business risk and increase revenue opportunities by diversifying our service offerings and expanding our ability to manage patient care across a horizontally integrated care network. Our revenue is spread across our operations. Additionally, with our ability to monitor and manage care within our wide network, we are an attractive business partner to health plans, hospitals, IPAs and other medical groups seeking to provide better care at lower costs.
Strong Management Team
Our management team has, collectively, several decades of experience managing physician practices, risk-based organizations, health plans, hospitals and health systems, a deep understanding of the healthcare marketplace and emerging trends, and a vision for the future of healthcare delivery led by physician-driven healthcare networks.
A Robust Physician Network
As of December 31, 2020, our physician network consisted of over 7,000 contracted physicians, including primary care physicians, specialist physicians and hospitalists, through our affiliated physician groups and ACOs.

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
IPAs
Our affiliated IPAs compete with other IPAs, medical groups and hospitals, many of which have greater financial, personnel and other resources available to them. In the greater Los Angeles area, such competitors include Regal Medical Group and Lakeside Medical group, which are part of Heritage Provider Network (“Heritage”), as well as Optum (f.k.a. HealthCare Partners), a subsidiary of UnitedHealth Group.

ACOs
Our NGACO, APAACO, competes with sophisticated provider groups in the creation, administration, and management of ACOs, including MSSP ACOs and NGACOs, many of which have greater financial, personnel and other resources available to them. In the greater Los Angeles area, major competitors of APAACO include Heritage California ACO and DaVita Medical ACO California.
Outpatient Clinics
Our outpatient clinics compete with large ambulatory surgery centers and/or diagnostic centers such as Foothill Cardiology (California Heart Medical Group), RadNet and Envision Healthcare, many of which have greater financial, personnel and other resources available to them, as well as smaller clinics that have ties to local communities. Optum (f.k.a. HealthCare Partners) also has its own urgent care centers, clinics and diagnostic centers.
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
Corporate Practice of Medicine
Our consolidated financial statements include our subsidiaries and VIEs. Some states have laws that prohibit business entities with non-physician owners, such as ApolloMed and its subsidiaries, from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine.
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
Under these arrangements our MSOs perform only non-medical functions, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by physicians. The California Medical Board, as well as other states' regulatory bodies, has taken the position that MSAs that confer too much control over a physician practice to MSOs may violate the prohibition against corporate practice of medicine. Some of the relevant laws, regulations, and agency interpretations in California and other states that have corporate practice prohibitions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities. Other parties, including our affiliated physicians, may assert that, despite these arrangements, ApolloMed and its subsidiaries are engaged in the prohibited corporate practice of medicine or that such arrangements constitute unlawful fee-splitting between physicians and non-physicians. If this occurred, we could be subject to civil or criminal penalties, our MSAs could be found legally invalid and unenforceable in whole or in part, and we could be required to restructure arrangements with our affiliated IPAs and medical groups. If we were required to change our operating structures due to determination that a corporate practice of medicine violation existed, such a restructuring might require revising our MSOs’ management fees.
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
Penalties for False Claims Act violations include fines ranging from $11,665 to $23,331 for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments.
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
For example, Section 445 of the California Health and Safety Code, provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” A violation of Section 445 is a misdemeanor and may subject the offender to imprisonment in the county jail for not longer than one year, or a fine of not more than $5,000, or by both such fine and imprisonment. Further, a violation of Section 445 may be enjoined by the California Attorney General. Section 650 of the California Business and Professions Code contains prohibitions against self-referral and kickbacks. Business & Professions Code Section 650 makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Violation of the statute is a public offense punishable by imprisonment, a fine of not more than $10,000, or both. Section 650 further provides that it is not unlawful for a physician to refer a patient to a health care facility solely because the physician has a proprietary interest or co-ownership in a health care facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) the ownership interest is not based on the number or value of any patients referred. A violation of Section 650 is a misdemeanor and may subject the offender to imprisonment in the county jail for not longer than six months, or a fine of not more than $2,500, or by both such fine and imprisonment.
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
Stark Laws
The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing ‘‘designated health services,’’ if the physician or a member of the physician’s immediate family has a ‘‘financial relationship’’ with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain imaging services (e.g., MRI, CT, ultrasound), and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship and the referral, and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.
Because the Stark Law and implementing regulations continue to evolve and are detailed and complex, while we attempt to structure its relationships to meet an exception to the Stark Law, there can be no assurance that the arrangements entered into by us with affiliated physicians and facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $25,820 for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $172,137 for each applicable arrangement or scheme. In November 2020, CMS issued a final rule intended to address the regulatory impact and burden of the Stark Law and impeded the health care system’s move toward value-based reimbursement. CMS added new exceptions to attempt to address potential barriers to coordinated care and value based care. These or other changes implemented by CMS in the future may impact our business, results of operations and financial condition.

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
Health Information Privacy and Security Standards
The privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning the use and disclosure of individually identifiable patient health information (“PHI”) by entities like our MSOs and affiliated IPAs and medical groups. HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including billing and claim collection activities. New health information standards could have a significant effect on the manner in which we do business, and the cost of complying with new standards could be significant.
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
State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents and enjoin further violations. Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Where state laws are more protective than HIPAA, we have to comply with the stricter provisions. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Both state and federal laws are subject to modification or enhancement of privacy protection at any time.
If we fail to comply with HIPAA or similar state laws, we could incur substantial civil monetary or criminal penalties. We expect increased federal and state privacy and security enforcement efforts.
Knox-Keene Act and State Insurance Laws

The Knox-Keene Health Care Service Plan Act of 1975 (Health and Safety Code Section 1340, et seq.), as amended (the “Knox-Keene Act”), is the California law that regulates managed care plans. Neither our MSOs nor their managed medical groups and IPAs hold a Knox-Keene license. Some of the medical groups and IPAs that have entered into MSAs with our MSOs have historically contracted with health plans and other payors to receive capitation payments and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payors separately enter into contracts with hospitals that receive payments and assume some type of contractual financial responsibility for their institutional services. In some instances, our affiliated medical groups and IPAs have been paid by their contracting payors or hospitals for the financial outcome of managing the care costs associated with both the professional and institutional services received by patients and have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues and, under certain circumstances, may be responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. While our MSOs and their managed medical groups and IPAs are not contractually obligated to pay claims to hospitals or other institutions under these arrangements, if it is determined that our MSOs or the medical groups and IPAs have been inappropriately taking financial risk for institutional and professional services without Knox-Keene license or regulatory exemption as a result of their hospital and physician arrangements, we may be required to obtain a restricted Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition or results of operations.
In addition, some states require ACOs to be registered or otherwise comply with state insurance laws. Our ACOs are not registered with any state insurance agency. If it is determined that we have been inappropriately operating an ACO without state registration or licensure, we may be required to obtain such registration or licensure to resolve such violations and we could be subject to liability, which could have a material adverse effect on our business, financial condition or results of operations.
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
Other Federal and State Healthcare Laws
We are also subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition or results of operations. The Health Care Fraud Statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment or both. The Health Care False Statement Statute prohibits, in any matter involving a federal health care program, anyone from knowingly and willfully falsifying, concealing or covering up, by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment or both. Under the Civil Monetary Penalties Law of the Social Security Act, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in penalties of up to $20,000 per claim, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as permitted under the Civil Monetary Penalties Law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties of up to $20,000 for each wrongful act.
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
Professional Liability and Other Insurance Coverage
Our business has an inherent and significant risk of claims of medical malpractice against us and our affiliated physicians. We and our affiliated physician groups pay premiums for third-party professional liability insurance that provides indemnification on a claims-made basis for losses incurred related to medical malpractice litigation in order to carry out our operations. Our physicians are required to carry first dollar coverage with limits of liability equal to not less than $1.0 million for claims based on occurrence up to an aggregate of $3.0 million per year. Our IPAs purchase stop-loss insurance, which will reimburse them for claims from service providers on a per enrollee basis. The specific retention amount per enrollee per policy period is $45,000 to $70,000 for professional coverage. We also maintain worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions that we believe are in accordance with industry standards. While we believe that our insurance coverage is adequate based upon claims experience and the nature and risks of our business, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of pending or future claims asserted against us or our affiliated physician groups in the future where the outcomes of such claims are unfavorable. The ultimate resolution of pending and future claims in excess of our insurance coverage, may have a material adverse effect on our business, financial position, results of operations or cash flows.
Human Capital

As of December 31, 2020, ApolloMed and its subsidiaries had 630 employees and our consolidated VIEs employed 139 physicians and other staff. We had a broader physician network which, as of December 31, 2020, comprised of 38 physicians as independent contractors to provide medical services. None of our employees are a member of a labor union, and we have not experienced any work stoppage.

We are committed to supporting employees' professional development, providing competitive compensation and benefits and a safe and inclusive workplace. We measure employee engagement on an ongoing basis to create a more innovative, productive and profitable company. The results from engagement surveys are used to implement programs and processes designed to support employee retention and satisfaction. The Company believes a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives and growth. Respect for human rights is fundamental to the Company’s business and its commitment to ethical business conduct.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•The ongoing coronavirus (COVID-19) pandemic may negatively impact certain aspects of our business, financial condition, results of operations and growth.

•We may need to raise additional capital to grow, which might not be available.

•Potential changes in laws, accounting principles, and regulations related to VIEs could impact our consolidation of total revenues derived from our affiliated physician groups.

•The arrangements we have with our VIEs are not as secure as direct ownership of such entities.

•We currently derive a substantial portion of our revenues in California and are vulnerable to changes in that state.

•Our business strategy involves acquisitions and strategic partnerships, which can be costly, risky, and complex.

•We may encounter difficulties in managing our growth, and the nature of our business and rapid changes in the healthcare industry make it difficult to reliably predict future growth and operating results.

•We could experience significant losses under capitation contracts if our expenses exceed revenues.

•If our agreements with affiliated physician groups are deemed invalid or are terminated under applicable law, our results of operations and financial condition will be materially impaired.

•Our revenues and operations are dependent on a limited number of key payors.

•We may be impacted by a shift in payor mix including eligibility changes to government and private insurance programs.

•Many of our agreements with hospitals and medical groups have limited durations, may be terminated without cause by them, and prohibit us from acquiring physicians or patients from or competing with them.

•Changes to federal, state, and local healthcare law, including the ACA and/or the adoption of a primarily publicly funded healthcare system, may negatively impact our business.

•The success of our emphasis on the NGACO Model is not guaranteed, due to political risks, uncertainties of NGACO administration, and the requirement of the Company to maintain significant capital reserves.

•Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business and the failure to comply with such laws could subject us to penalties and restructuring.

•The healthcare industry is intensely regulated at the federal, state, and local levels, and government authorities may determine that we fail to comply with applicable laws or regulations and take actions against us.

•Controls designed to reduce inpatient services and associated costs may reduce our revenues.

•If our affiliated physician groups are not able to satisfy California financial solvency regulations, they could become subject to sanctions and their ability to do business in California could be limited or terminated.

•Our current principal stockholders, executive officers and directors have significant influence over our operations and strategic direction and they could cause us to take actions with which other stockholders might not agree and could delay, deter or prevent a change of control or a business combination with respect to us.
Risks Relating to Our General Business and Operations.

    In 2019, the Company, AP-AMH and APC consummated a series of interrelated transactions that may expose the Company and its subsidiaries and VIEs to additional risks including the inability to repay a significant loan made in connection with such transactions.

On September 11, 2019, the Company, AP-AMH and APC, concurrently consummated a series of interrelated transactions (collectively, the “APC Transactions”). As disclosed elsewhere in this Annual Report on Form 10-K and in the Company’s other reports on file with the SEC, the APC Transactions included the following agreements and transactions: (i) the Company made a $545.0 million ten-year secured loan to AP-AMH; (ii) AP-AMH used all of the proceeds of that loan to purchase 1,000,000 shares of Series A Preferred Stock of APC; (iii) the Company obtained the funds to make the AP-AMH Loan (x) by entering into a $290.0 million senior secured credit facility (the “Credit Facility”) with Truist Bank (f.k.a. SunTrust Bank), in its capacity as administrative agent for various lenders, and then immediately drawing down $250.0 million in cash, and (y) by selling $300.0 million shares of the Company’s common stock to APC, the purchase price of which was offset against $300.0 million of AP-AMH’s purchase price for its APC Preferred Stock. NMM guaranteed the obligations of the Company under the Credit Facility, and both the Company and NMM have granted the lenders a security interest in all of their assets, including, without limitation, in all stock and other equity issued by their subsidiaries (including the shares of NMM) and all rights with respect to the AP-AMH Loan.

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

The “Risk Factors” section of the definitive proxy statement of the Company’s board of directors that the Company filed with the SEC on July 31, 2019 (the “2019 Proxy Statement”) described these and certain other risks related to the APC Transactions, which are hereby incorporated herein by reference.
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

The ongoing coronavirus (COVID-19) pandemic may impact certain aspects of our business, financial condition, results of operation and growth.

The global spread of the COVID-19 pandemic and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have created significant impact to the global economy. We expect the evolving COVID-19 pandemic to continue to impact certain aspects of our business, results of operations, and financial condition and liquidity, but given the uncertainty around the duration and severity of the pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition and liquidity.

During the year ended December 31, 2020, COVID-19 impacted certain aspects of our business as community self-isolation practices and shelter-in-place requirements reduced our inpatient visits. Continued shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, have impacted and are expected to continue to impact certain aspects of our results of operations, business and financial condition. These measures and practices resulted in temporary closures of outpatient clinics, and may result in delays in entry into new markets and expansion in existing markets. Governmental authorities in California began re-opening and lifting or relaxing shelter-in-place and quarantine measures only to revert such restrictions in the face of increases in new COVID-19 cases. In addition, due to the shelter-in-place orders across the country, we have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations.

Health care organizations around the world, including our medical offices, have faced, and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Some of these measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will harm the results of operations, liquidity and financial condition of these health care organizations, including certain of our health network partners. We cannot accurately predict at this time the ultimate severity or duration that the foregoing measures and challenges may have on these health care organizations, including us and our health network partners.

The COVID-19 pandemic and similar crises could also diminish the public’s trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. As certain of our medical offices treat patients with COVID-19 or other infectious disease, patients may be discouraged from visiting our offices, including cancelling appointments.

Our affiliated physician groups also face an increased risk of infection with COVID-19, which may result in staffing shortages at our offices or increased workers’ compensation claims.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the COVID-19 outbreak will have on certain aspects of our business, results of operations and financial condition, including due to uncertainties relating to the severity of the disease, the duration of the pandemic and the governmental responses to the pandemic.
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
Our operations and performance depend primarily on California and U.S. economic conditions and their impact on purchases of, or capitated rates for, our healthcare services, and our business is significantly exposed to risks associated with government spending and private payor reimbursement rates. As a result of both the global financial crisis that began in 2008 and the COVID-19-related 2020 recession, general economic conditions deteriorated significantly. Although the markets have improved significantly, the overall economic recovery since that time has been uneven. Declines in consumer and business confidence as well as private and government spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and our profitability. Market disruption, increases in interest rates and/or sluggish economic growth in any future period could adversely affect our patients’ spending habits, private payors’ access to capital and governmental budgetary processes, which, in turn, could result in reduced revenue for us. The continuation or recurrence of any of these conditions may adversely affect our cash flows, results of operations and financial condition. As economic uncertainty may continue in future periods, our patients, private payors and government payors may alter their purchasing activities of healthcare services. Our patients may scale back healthcare spending, and private and government payors may reduce reimbursement rates, which may also cause delay or cancellation of consumer spending for discretionary and non-reimbursed healthcare. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results, and we may be unable to adequately respond to or forecast further changes in demand for healthcare services. Volatility and disruption of capital and credit markets may adversely affect our access to capital and increase our cost of capital. Should current economic and market conditions deteriorate, our ability to finance ongoing operations and our expansion may be adversely affected, we may be unable to raise necessary funds, our cost of debt or equity capital may increase significantly and future access to capital markets may be adversely affected.
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
We currently derive a substantial portion of our revenues in California and are vulnerable to changes in that state.
We primarily operate in California. Any material changes with respect to consumer preferences, taxation, reimbursements, financial requirements or other aspects of the healthcare delivery in California or the state’s economic conditions could have an adverse effect on our business, results of operations and financial condition.

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
Our strategic transactions involve a number of risks and uncertainties, including that:
•We may not be able to successfully identify suitable strategic opportunities, complete desired strategic transactions, or realize their expected benefits. In addition, we compete for strategic transactions with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities.
•We may not be able to establish suitable strategic relationships and may fail to integrate them into our business. We cannot be certain of the extent of any unknown, undisclosed or contingent liabilities of any acquired business, including liabilities for failure to comply with applicable laws. We may incur material liabilities for past activities from strategic relationships. Also, depending on the location of the strategic transactions, we may be required to comply with laws and regulations that may differ from those of California, the state in which we currently operate.
•We may form strategic relationships with medical practices that operate with lower profit margins as compared with ours or which have a different payor mix than our other practice groups, which would reduce our overall profit margin. Depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.
•We may incur substantial costs to complete strategic transactions, integrate strategic relationships into our business, or expand our operations, including hiring more employees and engaging other personnel, to provide services to additional patients that we are responsible for managing pursuant to the new relationships. If such relationships terminate or diminish before we can realize their expected benefits, any costs that we have already incurred may not be recovered.
•If we finance strategic transactions by issuing our equity securities or securities convertible thereto, our existing stockholders could be diluted. If we finance strategic transactions with debt, it could result in higher leverage and interest costs for us.
If we are not successful in our efforts to identify and execute strategic transactions on beneficial terms, our ability to implement our business plan and achieve our targets could be adversely affected.
The process of integrating strategic relationships also involves significant risks including:
•difficulties in coping with demands on management related to the increased size of our business;
•difficulties in not diverting management’s attention from our daily operations;
•difficulties in assimilating different corporate cultures and business practices;
•difficulties in converting other entities’ books and records and conforming their practices to ours;

•difficulties in integrating operating, accounting and information technology systems of other entities with ours and in maintaining uniform procedures, policies and standards, such as internal accounting controls;
•difficulties in retaining employees who may be vital to the integration of the acquired entities; and
•difficulties in maintaining contracts and relationships with payors of other entities.
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
Under a capitation contract, a health plan typically prospectively pays an IPA periodic capitation payments based on a percentage of the amount received by the health plan. Capitation payments, in the aggregate, represent a prospective budget from which an IPA manages care-related expenses on behalf of the population enrolled with that IPA. If our affiliated IPAs are able to manage care-related expenses under the capitated levels, we realize operating profits from capitation contracts. However, if care-related expenses exceed projected levels, our affiliated IPAs may realize substantial operating deficits, which are not capped and could lead to substantial losses. Additionally, factors beyond our control such as natural disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses (such as COVID-19) could reduce our ability to effectively manage the costs of providing health care.

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
Our operations are dependent on a concentrated number of payors. Four payors accounted for an aggregate of 53.4% and 51.6% of our total net revenue for the years ended December 31, 2020 and 2019, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.
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
We compete directly with national, regional and local providers of inpatient healthcare for patients and physicians. There are many other companies and individuals currently providing health care services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing health care services, there are few financial barriers to entry the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, Optum and Heritage, each of which has greater financial and other resources available to them. We also compete with physician groups and privately-owned health care companies in local markets. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Competitors may also seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.
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

Consolidation in the health care industry could have a material adverse effect on our business, financial condition and results of operations.

Many health care industry participants and payers are consolidating to create larger and more integrated health care delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the health care industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as health care providers consolidate to create larger and more integrated health care delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.
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
If the Patient Protection and the ACA is amended, repealed, declared unconstitutional or replaced, or if Center for Medicare and Medicaid Innovation (“CMMI”) is terminated, the NGACO Model program could be discontinued or significantly altered. In addition, CMS and CMMI leadership could be changed and influenced by Congress or the current Biden Administration, and may elect to combine any existing programs, including bundled payments, which could greatly alter the NGACO Model program. The rules regarding NGACOs have also been altered and may be further altered in the future. Any material change to the NGACO requirements and governing rules or the discontinuation of the program as a whole could create significant uncertainties for us and alter our strategic direction, thereby increasing financial risks for our stockholders.
There are uncertainties regarding the design and administration of the NGACO Model and CMS’ initial financial reports to NGACO participants, which could negatively impact our results of operations.
Due to the newness of the NGACO Model, and due to being the only participant in the AIPBP track, we are subject to initial program challenges including, but not limited to, process design, data and other related aspects. We rely on CMS for design, oversight and governance of the NGACO Model. If CMS cannot provide accurate data, claims benchmarking and calculations, make timely payments and conduct periodic process reviews, our results of operations and financial condition could be materially and adversely affected. CMS relies on various third parties to effect the NGACO program, including other departments of the U.S. government, such as CMMI. CMS also relies on multiple third-party contractors to manage the NGACO Model program, including claims and auditing. As a result, there is the potential for errors, delays and poor communication among the differing entities involved, which are beyond the control of us. As CMS is implementing extensive reporting protocols for the NGACO Model, CMS has indicated that because of inherent biases in reporting the results, its initial financial reports under the NGACO Model may not be indicative of final results of actual risk-sharing and revenues which we receive. Were that to be the case, we might not report accurately our revenues for relevant periods, which could result in adjustment in a later period when we receive final results from CMS. We and our contracted providers have experienced various apparent errors in the NGACO Model, resulting in some providers terminating their relationships with us, and the resolution of these issues and impact on us remains uncertain. If we continue to experience such issues or new issues emerge, this could have a material adverse effect on our results of operations on a consolidated basis.
We chose to participate in the AIPBP mechanism, which entails certain special risks.
Under the AIPBP mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of our assigned Medicare beneficiaries and pay us that projected amount in per beneficiary per month payments. We chose “Risk Arrangement A,” comprising 80% risk for Part A and Part B Medicare expenditures and a shared savings and losses cap of 5% (or a 4% effective shared savings and losses cap when factoring in 80% risk impact). Our benchmark Medicare Part A and Part B expenditures for beneficiaries for the 2020 performance year are approximately $505.0 million, and under “Risk Arrangement A” of the AIPBP mechanism we could therefore have profits or be liable for losses of up to 4% of such benchmarked expenditures, or approximately $20.2 million. While performance can be monitored throughout the year, end results for the 2020 performance year will not be known until mid-2021.
AIPBP operations and benchmarking calculations are complex and could result in uncertainties for us.
AIPBP operations and benchmarking calculations are complex and can lead to errors in the application of the NGACO Model, which could create reimbursement delays to our contracted, in-network providers and adversely affect our performance and results of operations. For example, we discovered a feature in the AIPBP claim processing system that does not allow us to break down certain claims amounts by individual patient codes. This has created confusion for our in-network providers in reconciling payments, causing some providers to terminate their agreements with us. This feature and other complexities within the AIPBP mechanism could also create uncertainties for our operations including under agreements with our contracted, in-network providers
We may suffer losses and may not generate savings through our participation in the NGACO Model.

Through the NGACO Model, CMS provides an opportunity to provider groups that are willing to assume higher levels of financial risk and reward, to participate in this new attribution-based risk sharing model. The NGACO Model uses a prospectively-set cost benchmark, which is established prior to the start of each performance year. The benchmark is based on various factors, including baseline expenditures with the baseline updated each year to reflect the NGACO’s participant list for the given year. Our 2020 performance year baseline is based on calendar year 2019 expenditures that are risk adjusted and trended. A discount is then applied that incorporates regional and national efficiency. The benchmarked expenditures therefore could potentially underestimate our actual expenditures for assigned Medicare beneficiaries and there can be no assurance that we could successfully adjust such benchmarked expenditures. Under the NGACO Model, we are responsible for savings and losses related to care received by assigned patients by covering claims from physicians, nurses and other medical professionals. If claim costs exceed the benchmarked expenditures, or the baseline years are statistical anomalies, we could experience losses, which could be significant. Among other things, this could result from factors beyond our control such as natural disasters, the potential effects of climate change, major epidemics, pandemics or newly emergent viruses (such as COVID-19) As we are providing care coordination through APAACO, but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization, and costs. As a result, we may not be able to generate savings through our participation in the NGACO Model to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount.
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
APAACO and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with a term of four performance years through December 31, 2020. Subsequently due to the COVID-19 Public Health Emergency (the “PHE”), CMS offered APAACO to amend the Participation Agreement to add one additional twelve-month Performance Year, extending the term of the Participation Agreement by one calendar year, such that the final Performance Year will end on December 31, 2021. In addition, the Participation Agreement may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the program over time. Among many requirements to be eligible to participate in the NGACO Model, we must have at least 10,000 aligned Medicare beneficiaries and must maintain that number throughout each performance year. Although we started the 2021 performance year with approximately 30,000 aligned Medicare beneficiaries, there can be no assurance that we will maintain the required number of assigned Medicare beneficiaries. If that number were not maintained, we would become ineligible for the NGACO Model. In addition, we are required to comply with all applicable laws and regulations regarding provider-based risk-bearing entities. If these laws or regulations change, for example, to require a Knox-Keene license in California, which we do not currently have, we could be required to cease our NGACO operations. We could be terminated from the NGACO Model at any time if we do not continue to comply with the NGACO participation requirements. In October 2017, CMS notified us that our participation in the AIPBP mechanism for performance year 2018 would not be renewed due to alleged deficiencies in performance by us. We submitted a request for reconsideration to CMS. In December 2017, we received the official decision on our reconsideration request that CMS reversed the prior decision against our continued participation in the AIPBP mechanism. As a result, we were again eligible to receive monthly AIPBP from CMS. We, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. If future compliance or performance issues arise, we may lose our current eligibility and may be subject to CMS’ enforcement or contract actions, including our potential inability to participate in the AIPBP mechanism (where the payment mechanism would default to traditional fee for service) or dismissal from the NGACO Model, which would have a material adverse effect on our revenues and cash flows. In addition, the payments from CMS to us will decrease if the number of beneficiaries assigned to our NGACO declines, or the contracted providers terminate their relationships with us, which could have a material adverse effect on our results of operations on a consolidated basis.
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
As a company involved in providing healthcare services, we are subject to numerous federal, state and local laws and regulations. There are significant costs involved in complying with these laws and regulations. If we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, and we may be required to change our method of operations and business strategy. These consequences could be the result of our current conduct or even conduct that occurred a number of years ago, including prior to the completion of the Merger. We could incur significant costs to defend ourselves if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state or local government will determine that we are not operating in accordance with law, or whether, when or how the laws will change in the future and impact our business. The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that could affect us:

•the False Claims Act, that provide for penalties against entities and individuals which knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;
•a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;
•a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of specific “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;
•a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;
•a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;
•provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide its employees, contractors and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies;
•state law provisions pertaining to anti-kickback, self-referral and false claims issues;
•provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a health-care benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•provisions of HIPAA and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) limiting how covered entities, business associates and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;
•federal and state laws that provide penalties for providers for billing and receiving payments from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•state laws that provide for financial solvency requirements relating to risk-bearing organizations (“RBOs”), plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions, such as California Business & Professions Code Section 1375.4 (§ 1375.4; Cal. Code Regs., tit. 28, § 1300.75.4 et seq.);
•federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients, or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;
•federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in its operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;
•state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;
•state laws that require timely payment of claims, including §1371.38, et al, of the California Health & Safety Code, which imposes time limits for the payment of uncontested covered claims and required health care service plans to pay interest on uncontested claims not paid promptly within the required time period;
•laws in some states that prohibit non-domiciled entities from owning and operating medical practices in such states;
•federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer; and
•state laws that require healthcare providers that assume professional and institutional risk (i.e., global risk) to either obtain a license under the Knox-Keene Health Care Service Plan Act of 1975 or receive an exemption from the Department of Managed Healthcare ("DMHC") for the contract(s) under which the entity assumes global risk.
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
We do not have a Knox-Keene license.
The Knox-Keene Health Care Service Plan Act of 1975 was passed by the California State Legislature to regulate California managed care plans and is currently administered by the DMHC. A Knox-Keene Act license is required to operate a health care service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services. Applying for and obtaining such a license is a time consuming and detail-oriented undertaking. We currently do not hold any Knox-Keene license. If the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having any Knox-Keene license or applicable regulatory exemption, we may be required to obtain a Knox-Keene license and could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
The DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of a RBO in California, including capitated physician groups. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:
•Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and

•Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations and documentation and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, (ii) had maintained positive tangible net equity (“TNE”), and (iii) had maintained positive working capital.
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
We currently maintain malpractice liability insurance coverage to cover professional liability and other claims for certain hospitalists and clinic physicians. All of our affiliated physicians are required to carry first dollar coverage with limits of coverage equal to $1.0 million for all claims based on occurrence up to an aggregate of $3.0 million per year. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations or our affiliated physicians. Liabilities incurred by us or our affiliates in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. Our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms, which could increase our exposure to litigation.
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
The trading price of ApolloMed’s common stock was volatile and may continue to be so from time to time. The price at which ApolloMed’s common stock trades could be subject to significant fluctuation and may be affected by a variety of factors, including the trading volume, our results of operations, the announcement and consummation of certain transactions, our ability or inability to raise additional capital and the terms thereof, and therefore could fluctuate, and decline, significantly. Other factors that may cause the market price of ApolloMed’s common stock to fluctuate include:
•variations in our operating results, such as actual or anticipated quarterly and annual increases or decreases in revenue, gross margin or earnings;
•changes in our business, operations or prospects, including announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;
•announcements of acquisitions, dispositions and other corporate transactions as well as financings and other capital raising transactions;
•developments, conditions or trends in the healthcare industry;
•changes in the economic performance or market valuations of other healthcare-related companies;
•general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition, including economic or political instability, wars, civil unrest, terrorism, epidemics (including COVID-19) outbreak and natural disasters.

•sales of stock by ApolloMed’s stockholders generally and ApolloMed’s larger stockholders, including insiders, in particular, including sale or distributions of large blocks of common stock by our executives and directors;
•volatility and limitations in trading volumes of ApolloMed’s common stock and the stock market;
•approval, maintenance and withdrawal of our and our affiliates’ certificates, permits, registration, licensure, certification and accreditation by the applicable regulatory or other oversight bodies;
•our financing activities, including our ability to obtain financings and prices that we sell our equity securities, including notes convertible to and warrants to purchase shares of ApolloMed’s common stock;
•failures to meet external expectations or management guidance;
•changes in our capital structure and cash position;
•analyst research reports on ApolloMed’s common stock, including analysts’ recommendations and changes in recommendations, price targets, and withdrawals of coverage;
•departures and additions of our key personnel, including our officers or directors;
•disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
•changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and
•other events or factors, many of which may be out of our control.
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
As of December 31, 2020, our executive officers, directors, five percent or greater stockholders and their respective affiliated entities in the aggregate own approximately 33.3% of our outstanding common stock. As a result, these stockholders, who are entitled to vote their shares in their own interests, acting together, exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, merger, consolidation, sale of all or substantially all of our assets or other corporate transactions that other stockholders may view as beneficial, or conversely this concentrated control could result in the consummation of a transaction that other stockholders may not support. This may harm the value of our shares and discourage investors from investing in us.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are located in Alhambra, California, where we lease approximately 35,000 square feet of office spaces in two adjacent buildings from an entity that is wholly owned and consolidated by APC as a result of an acquisition that occurred on December 31, 2020. We also leased approximately 47,500 square feet of office space in Monterey Park, California, from an entity that is partially owned by APC.
We maintain other offices, medical spaces and a warehouse located in Monterey Park, Alhambra, City of Industry, Arcadia, Glendale, Daly City, San Gabriel, Pasadena and El Monte, California. These leases require monthly rental payments ranging from approximately $2,000 to $43,000 and have terms that expire between May 2021 and, subject to options to extend provided thereunder, May 2027.
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
Record Holders
As of March 8, 2021, there were approximately 607 holders of record of ApolloMed’s common stock based on its transfer agent’s report. Because many shares of ApolloMed’s common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
To date we have not paid any cash dividends on ApolloMed’s common stock and we do not contemplate the payment of cash dividends thereon in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors relevant to our ability to pay dividends.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2020, the Company issued an aggregate of 345,513 shares of common stock and received approximately $3.2 million from the exercise of certain warrants at an exercise price ranging from $9.00 –$11.00 per share.
The foregoing issuances were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Measurement Comparison

    The following chart compares the cumulative total return of our common stock with the cumulative total return of the Russell 3000 Index and the S&P 500 Healthcare Index, from December 31, 2015 to December 31, 2020.

We believe the Russell 3000 Index is an appropriate independent broad market index, because it measures the performance of similar sized companies in numerous sectors. In addition, we believe the S&P 500 Healthcare Index is an appropriate third party published industry index because it measures the performance of healthcare companies.

Comparison of Cumulative Total Return
5
4
3
2
1
0
-1
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
ApolloMed
Russell 3000 Index
S&P 500 Healthcare

	Indexed Returns for the Years Ended
Company/Index	Base Period 12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
ApolloMed	1.00	0.58	4.05	3.18	2.89	2.85
Russell 3000 Index	1.00	0.13	0.37	0.29	0.70	1.05
S&P 500 Healthcare	1.00	(0.03)	0.19	0.26	0.53	0.73

Item 6.    Reserved
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
Overview
Apollo Medical Holdings, Inc. is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, ApolloMed operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. We, together with our affiliated physician groups and consolidated entities, provide coordinated outcomes-based medical care in a cost-effective manner. The majority of our patients reside in California, most of whom are covered by private or public insurance such as Medicare, Medicaid and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through the following subsidiaries of ApolloMed: Network Medical Management, Inc. (“NMM”), Apollo Medical Management, Inc. (“AMM”), and APA ACO, Inc. (“APAACO”), and their consolidated entities.
Through our Next Generation Accountable Care Organization (“NGACO”) model and our network of Independent Practice Associations (“IPAs”) with more than 7,000 contracted physicians, in which physician groups have agreements with various health plans, hospitals and other HMOs, we were responsible for coordinating the care for over 1.1 million patients primarily in California as of December 31, 2020. These covered patients are comprised of managed care members whose health coverage is provided through their employers or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics and (iii) hospitalists.
On December 8, 2017, ApolloMed completed its business combination with NMM (i.e. the “2017 Merger”). The combination of ApolloMed and NMM brought together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies. As a result of the Merger, NMM became a wholly-owned subsidiary of ApolloMed and the former NMM shareholders received a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, NMM was considered the accounting acquirer and accordingly, as of the closing of the Merger, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for periods prior to the Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the Merger.
2020 Highlights
    Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed in June 2014 for the purpose of holding an investment in Universal Care, Inc. (“UCI”). On April 30, 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright Health Company of California, Inc. ("Bright") for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.'s preferred stock having an estimated fair value of approximately $36.2 million on the date of sale. In addition, pursuant to the terms of the stock purchase agreement, APC has a beneficial interest in the equity method investment sold. The estimated fair value of such interest on April 30, 2020, was $15.7 million (see Note 6). As set forth in the Company’s definitive proxy statement filed with the SEC on July 31, 2019 (the “ 2019 Proxy Statement”), the 48.9% interest in UCI is included in Excluded Assets that remain solely for the benefit of APC and its shareholders. As such, any proceeds or gain on the sale of APC’s indirect ownership interest in UCI has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the 2019 Proxy Statement and consequently the sale, did not affect net income attributable to ApolloMed.
In December 2020, APC purchased a 100% interest in Medical Property Partners LLC, AMG Properties LLC, and ZLL Partners LLC, each of which own land and buildings leased to tenants in Alhambra and Pasadena, California. We consolidated these entities in our consolidated financial statements. APC also purchased a 50% interest in Tag-6 Medical Investments Group LLC ("Tag 6"), Tag-8 Medical Investments Group LLC ("Tag 8"), and One MSO LLC ("One MSO"). Tag 6 and Tag 8 own land in Alhambra, California. One MSO owns a building in Monterey Park, California, which is currently leased to tenants.

Recent Developments
On January 26, 2021, the Company entered into an agreement to purchase a 30% interest in CAIPA MSO. CAIPA MSO provides management, consulting, administrative, and other support services to professional healthcare service providers, including to the Chinese American IPA d/b/a Coalition of Asian-American IPA ("CAIPA"), a leading independent practice association serving the greater New York City area. The transaction is subject to third-party consents and other customary closing conditions. ApolloMed will fund the transaction from cash on hand. We expect this transaction will close by the end of the second quarter of 2021.
Key Financial Measures and Indicators
Operating Revenues
Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income and fee-for-services (“FFS”) revenue. Revenue is recorded in the period in which services are rendered. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
Operating Expenses
Our largest expenses consist of the cost of patient care paid to contracted physicians, the cost of information technology equipment and software and the cost of hiring staff to provide management and administrative support services to our affiliated physician groups, as further described in the following sections. These services include payroll, benefits, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of Operations
2020 Compared to 2019
Our consolidated operating results for the year ended December 31, 2020, as compared to the year ended December 31, 2019 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2020	2019	$ Change	% Change
Revenue
Capitation, net	$557,326	$454,168	$103,158	23%
Risk pool settlements and incentives	77,367	51,098	26,269	51%
Management fee income	34,850	34,668	182	1%
Fee-for-services, net	12,683	15,475	(2,792)	(18)%
Other income	4,954	5,209	(255)	(5)%
Total revenue	687,180	560,618	126,562	23%
Operating expenses
Cost of services, excluding depreciation and amortization	539,211	467,805	71,406	15%
General and administrative expenses	49,116	41,482	7,634	18%
Depreciation and amortization	18,350	18,280	70	0%
Provision for doubtful accounts	—	(1,363)	1,363	(100)%
Impairment of goodwill and intangibles assets	—	1,994	(1,994)	(100)%
Total expenses	606,677	528,198	78,479	15%
Income from operations	80,503	32,420	48,083	148%
Other (expense) income
Income (loss) from equity method investments	3,694	(6,901)	10,595	(154)%
Interest expense	(9,499)	(4,733)	(4,766)	101%
Interest income	2,813	2,024	789	39%
Gain on sale of equity method investment	99,839	—	99,839	100%
Other income	1,077	3,030	(1,953)	(64)%
Total other income (expense), net	97,924	(6,580)	104,504	*
Income before provision for income taxes	178,427	25,840	152,587	591%
Provision for income taxes	56,107	8,167	47,940	587%
Net income	$122,320	$17,673	$104,647	592%

Net income attributable to noncontrolling interests	84,454	3,557	80,897	*
Net income attributable to Apollo Medical Holdings, Inc.	$37,866	$14,116	$23,750	168%
* Percentage change of over 1000%
Net Income
Our net income in 2020 was $122.3 million, as compared to $17.7 million in 2019, an increase of $104.6 million or 592%.
Physician Groups and Patients

As of December 31, 2020 and 2019, the total number of affiliated physician groups we managed were 14 groups and 13 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was 1.1 million and 0.9 million, respectively.
Revenue
Our total revenue in 2020 was $687.2 million, as compared to $560.6 million in 2019, an increase of $126.6 million or 23%. The increase in total revenue was primarily attributable to the following:
(i) An overall increase of $103.2 million in capitation revenue primarily driven by the acquisition of Alpha Care and Accountable Health Care in August 2019 and September 2019, respectively. For the full year ended December 31, 2020, Alpha Care and Accountable Health Care contributed additional capitation revenues of $52.4 million and $29.0 million, respectively. In addition, capitation revenue at APC increased by $16.4 million due to increased rates from incentives being met and increased patient lives under management. Lastly, capitation revenue at APAACO increased by $5.3 million as a result of organic growth and expansion of the ACO program.
(ii) An increase of $26.3 million in risk pool settlements and incentives revenue due to the settlement of the 2019 ACO Performance Year, resulting in a shared risk settlement of $19.8 million recognized during the third quarter of 2020, as compared to $0.9 million in shared risk settlement related to the 2018 performance year and recognized during the year ended December 31, 2019. In addition, during the year ended December 31, 2020, risk pool revenues increased by $6.2 million primarily driven by reduced hospital costs as a result of COVID-19.
(iii) A decrease in fees-for-services revenue of $2.8 million primarily due to the COVID-19 pandemic that resulted in the closure of our surgery centers and heart center from March 2020 to May 2020 and fewer procedures completed in 2020.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services, excluding depreciation and amortization, in 2020 were $539.2 million, as compared to $467.8 million in 2019, an increase of $71.4 million or 15%. The increase was due primarily to the acquisitions of Alpha Care and Accountable Health Care in May 2019 and September 2019, respectively, which provided for a full year of costs for the year ended December 31, 2020. Cost of services, excluding depreciation and amortization, related to Alpha Care and Accountable Health Care contributed $52.2 million and $28.0 million, respectively, to the overall increase. Furthermore, there was an $8.6 million increase at our APAACO entity resulting from a full year of services in the 2020 performance year as compared to nine months of services under the 2019 performance year due to the delayed commencement by CMS of APAACO’s 2019 Next Generation ACO performance year from January 1, 2019 to April 1, 2019. Lastly, cost of sales increased by $5.6 million at NMM to support the continued growth of the Company. These increases were offset by a reduction in claims costs totaling approximately $25.1M as a result of the COVID-19 pandemic which caused a decrease in office visits and a reduction in non-emergency procedures. We do not expect similar decreases in claims costs as a result of COVID-19 to occur again in fiscal 2021.
General and Administrative Expenses
General and administrative expenses in 2020 were $49.1 million, as compared to $41.5 million in 2019, an increase of $7.6 million or 18%. This increase was primarily due to $4.5 million in additional provider bonuses and $2.4 million from share based compensation related to stock options and restricted stock awards granted in 2020 and 2019.
Depreciation and Amortization
Depreciation and amortization expense was $18.4 million and $18.3 million for the years ended December 31, 2020 and 2019, respectively. These amounts included depreciation of property and equipment and the amortization of intangible assets.
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

Impairment of Goodwill and Intangible Assets
There was no impairment of goodwill and intangible assets for the year ended December 31, 2020, as compared to $2.0 million for the year ended December 31, 2019, which related to a write-off of Medicare licenses that were acquired as part of the merger between ApolloMed and NMM.
Income (Loss) from Equity Method Investments
Income from equity method investments in 2020 was $3.7 million, as compared to a loss of $6.9 million in 2019, an increase of $10.6 million, or 154%. The increase was primarily due to equity earnings recognized related to Universal Care Inc, of $3.6 million compared to a loss of $1.2 million in 2019. During the year ended December 31, 2020, we recognized equity earnings from our investment of LSMA of $0.3 million as compared to an equity loss of $2.8 million in 2019. Further, we recognized an equity loss of $2.5 million related to our investment in Accountable Health Care during the year ended December 31, 2019, which was acquired in August 2019 and is now a consolidated entity of APC.
Interest Expense
Interest expense in 2020 was $9.5 million as compared to $4.7 million in 2019. The increase was primarily due to interest incurred from a new credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
Interest Income
Interest income in 2020 was $2.8 million as compared to $2.0 million in 2019, an increase of $0.8 million or 39%. The increase in interest income is mainly related to interest earned from money market, certificate of deposits and loan receivables.
Gain on Sale of Equity Method Investment
Gain on sale of equity method investment for the year ended December 31, 2020 was $99.8 million resulting primarily from the sale of UCI which closed on April 30, 2020.
Other Income
Other income was $1.1 million for 2020 as compared to $3.0 million in 2019, a decrease of $2.0 million or 64%. Other income for the year ended December 31, 2020 is primarily related to certain loan forgiveness. The decrease from 2019 was primarily attributable to the gain on assumption of a loan receivable as a result of the Accountable Health Care acquisition in August 2019.
Provision for Income Taxes
Provision for income taxes was $56.1 million in 2020, as compared to $8.2 million in 2019, an increase of $47.9 million or 587%. This was primarily attributable to the increase in pre-tax income in 2020, as compared to 2019, due to the factors described above.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $84.5 million in 2020, as compared to $3.6 million in 2019, an increase of $80.9 million. The increase was primarily due to the sale of UCI in April 2020 where the gain, net of tax, remained strictly with the APC Excluded Assets and increased consolidated net income generated in the current period which resulted in additional income allocated to the noncontrolling interest.

2019 Compared to 2018
Our consolidated operating results for the year ended December 31, 2019, as compared to the year ended December 31, 2018 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2019	2018	$ Change	% Change
Revenue
Capitation, net	$454,168	$344,307	$109,861	32%
Risk pool settlements and incentives	51,098	100,928	(49,830)	(49)%
Management fee income	34,668	49,743	(15,075)	(30)%
Fee-for-services, net	15,475	19,704	(4,229)	(21)%
Other income	5,209	5,226	(17)	0%
Total revenue	560,618	519,908	40,710	8%
Operating expenses
Cost of services, excluding depreciation and amortization	467,805	361,132	106,673	30%
General and administrative expenses	41,482	43,354	(1,872)	(4)%
Depreciation and amortization	18,280	19,303	(1,023)	(5)%
Provision for doubtful accounts	(1,363)	3,888	(5,251)	(135)%
Impairment of goodwill and intangibles assets	1,994	3,799	(1,805)	(48)%
Total expenses	528,198	431,476	96,722	22%
Income from operations	32,420	88,432	(56,012)	(63)%
Other (expense) income
Loss from equity method investments	(6,901)	(8,125)	1,224	(15)%
Interest expense	(4,733)	(561)	(4,172)	744%
Interest income	2,024	1,259	765	61%
Other income	3,030	1,622	1,408	87%
Total other expense, net	(6,580)	(5,805)	(775)	13%
Income before provision for income taxes	25,840	82,627	(56,787)	(69)%
Provision for income taxes	8,167	22,360	(14,193)	(63)%
Net income	$17,673	$60,267	$(42,594)	(71)%

Net income attributable to noncontrolling interests	3,557	49,432	(45,875)	(93)%
Net income attributable to Apollo Medical Holdings, Inc.	$14,116	$10,835	$3,281	30%
Net Income
Our net income in 2019 was $17.7 million, as compared to $60.3 million in 2018, a decrease of $42.6 million or 71%.
Physician Groups and Patients
As of December 31, 2019 and 2018, the total number of affiliated physician groups we managed was 13 groups and 11 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was 0.9 million patients and 1.0 million patients, respectively.

Revenue
Our total revenue in 2019 was $560.6 million, as compared to $519.9 million in 2018, an increase of $40.7 million or 8%. The increase in total revenue was primarily attributable to the following:
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
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services, excluding depreciation and amortization, in 2019 were $467.8 million, as compared to $361.1 million in 2018, an increase of $106.7 million or 30%. The increase was due to a $100.4 million increase in medical claims, capitation and other health services expenses driven by the Alpha Care and Accountable Health Care acquisitions, a $2.8 million increase in management fee expense paid to a third party MSO during Alpha Care's transition, and an increase of $3.5 million in personnel costs to support the continued growth in the depth and breadth of our operations.
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

2021 Guidance
ApolloMed is providing the following guidance for total revenue, net income, net income attributable to ApolloMed, EBITDA, and Adjusted EBITDA, based on the Company’s existing business, current view of existing market conditions and assumptions for the year ending December 31, 2021.

($ in millions)	2021 Guidance Range
Total revenue	$690.0 - $710.0
Net income	$50.0 - $60.0
Net income attributable to ApolloMed	$35.0 - $45.0
EBITDA	$95.0 - $105.0
Adjusted EBITDA	$115.0 - $125.0

    See "Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA" and "Use of Non-GAAP Financial Measures" for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See "Forward-Looking Statements" within this Annual Report on Form 10-K.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA
	Year Ending
	December 31, 2021
(in thousands)
	Low	High
Net income	$50,000	$60,000
Depreciation and amortization	17,000	17,500
Provision for income taxes	23,000	24,000
Interest expense	8,000	8,500
Interest income	(3,000)	(5,000)
EBITDA	95,000	105,000

Income from equity method investments	(500)	(1,000)
Provider bonus	6,000	6,000
EBITDA adjustment for recently acquired IPAs	14,500	15,000
Adjusted EBITDA	$115,000	$125,000

Use of Non-GAAP Financial Measures
This Annual Report on Form 10-K contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with generally accepted accounting principles ("GAAP") is net income. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income from equity method investments, provider bonuses, impairment of intangibles, provision of doubtful accounts and other income earned that is not related to the Company's normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
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
Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at December 31, 2020 totaled $261.2 million. Working capital totaled $223.6 million at December 31, 2020, compared to $223.7 million at December 31, 2019, a decrease of $0.1 million.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through March 2022.
Our cash and cash equivalents and restricted cash increased by $90.0 million from $104.0 million at December 31, 2019 to $194.0 million at December 31, 2020. Cash provided by operating activities during the year ended December 31, 2020 was $46.2 million, as compared to $13.7 million during the year ended December 31, 2019. The change was due to a $104.6 million increase in net income, driven the gain on sale of equity method investments of $99.8 million, which primarily consisted of the gain on sale of UCI, in addition to the timing of working capital. For the year ended December 31, 2020 receivable, net, receivable, net - related parties, and other receivable resulted in net cash inflow of $15.6 million as compared to cash outflow of $5.8 million for the year ended December 31, 2019, driven by the timing of collections related to our full risk revenue. Further, for the year ended December 31, 2020, accounts payable and accrued expenses, fiduciary accounts payable, right-of-use assets, operating lease liabilities, and income taxes payable generated cash inflow of $15.9 million as compared to cash outflow of $11.3 million for the year ended December 31, 2019. This was partially offset by increased net cash outflow of $6.4 million, $5.5 million, and $8.7 million related to prepaid expenses and other current assets, other assets, and medical liabilities, respectively, for the year ended December 31, 2020 as compared to the same period in 2019 to support the continued growth of the Company.
Cash provided by investing activities during the year ended December 31, 2020 was $95.5 million, as compared to cash used in investing activities of $180.6 million during the year ended December 31, 2019. This was primarily due to proceeds of marketable securities of $50.6 million, proceeds from sale of equity method investment totaling $52.7 million, and proceeds from repayment of loans receivable of $16.5 million. These were offset by purchases of equity method investments of $10.0 million, payments for business acquisitions of $11.4 million, and purchases of marketable securities of $1.8 million. This is compared to cash used in investing activities for the year ended December 31, 2019 for the purchases of marketable securities of $115.4 million, payments for business acquisitions, net of cash acquired of $49.4 million, advances on loans receivable of $11.4 million, investments made in our equity method investments and investments in privately held entities of $3.6 million and purchases of property and equipment of $1.0 million, which were offset with dividends received of $0.2 million.
Cash used in financing activities during the year ended December 31, 2020 was $51.7 million, as compared to cash provided by financing activities of $163.3 million for the year ended December 31, 2019. This decrease was primarily attributable to the payments of dividends totaling $51.3 million, repayment on our term loan totaling $9.5 million, distribution to noncontrolling interests of $1.0 million and repurchases of shares totaling $0.5 million. Cash used was offset with the proceeds from the exercise of stock options and warrants of $10.8 million. This is compared to cash provided by financing activities for the year ended December 31, 2019 from borrowings on our line of credit totaling $289.6 million, proceeds from the exercise of stock options and warrants of $3.1 million and proceeds from a common stock offering of $0.8 million offset with payment of dividends, repayments on our bank loan and lines of credit, cost of debt and equity issuances, repurchase of common shares and repayments on long-term debt totaling $61.7 million, $52.6 million, $5.8 million, $7.6 million, and $2.4 million respectively.
Excluded Assets
In September 2019, APC and AP-AMH entered into the Second Amendment to Series A Preferred Stock Purchase Agreement clarifying the term Excluded Assets. “Excluded Assets” means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii) and (iii).
Excluded Assets consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$38,773	$23,013
Investment in marketable securities	66,534	116,853
Land, property and equipment, net	24,466	5,137
Loan receivable - related parties	4,145	—
Investments in other entities - equity method	25,847	18,360
Investment in privately held entities	36,179	—
Other receivable	15,723	—
Long term debt	(7,580)	—

Total Excluded Assets	$204,087	$163,363
Credit Facilities
    Credit Facility
The Company's credit facility consisted of the following (in thousands):

December 31, 2020

Term Loan	$178,125
Revolver Loan	60,000
Real Estate Loans	7,580
Total Debt	245,705

Less: current portion of debt	(10,889)
Less: unamortized financing cost	(4,605)

Long-term debt	$230,211

The following table presents scheduled maturities of the Company's credit facility as of December 31, 2020:

Amount
2021	$10,889
2022	14,459
2023	15,653
2024	197,972
2025 and thereafter	6,732

Total	$245,705

Credit Agreement
    In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, which is affiliated with one of the Company's board members, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
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
The Company is required to pay an annual facility fee of 0.20% to 0.35% on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and Truist Securities, Inc. (formerly SunTrust Robinson Humphrey, Inc.), the lead arranger of the Credit Agreement.
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of from 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of December 31, 2020, the interest rate on the Credit Agreement was 2.27%. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.

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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis.

Coverage Ratios (1)	Requirement	December 31, 2020
Consolidated leverage ratio	Less than 3.50 to 1.00	1.64
Consolidated interest coverage ratio	Greater than 3.25 to 1.00	13.91
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

Deferred Financing Costs

The Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs related to the term loan will be amortized over the life of the Credit Facility using the effective interest rate method. The deferred financing costs related to the Revolver Loan will be amortized using the straight line method over the term of the revolver.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2020, 2019 and 2018 was 3.48%, 3.39%, and 4.72%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2020 and 2019 of $1.4 million and, $0.5 million, respectively.
Real Estate Loans
On December 31, 2020, the Company purchased 100% of MPP, AMG Properties, and ZLL (refer to Note 4). As a result of this purchase, the Company assumed the existing loans held by MPP, AMG Properties, and ZLL.
MPP
On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan is $6.4 million with a variable interest rate of 0.50% less than the independent index which is the daily Wall Street Journal "Prime Rate." If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1.
AMG
On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan is $0.7 million with a variable interest rate of 0.30% less than the independent index which is the daily Wall Street Journal "Prime Rate." If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1.
ZLL
On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan is $0.7 million with a variable interest rate of 0.50% less than the independent index which is the daily Wall Street Journal "prime rate." If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”). Preferred Bank is affiliated with one of the Company’s board members who serves as the Chairman and CEO of Preferred Bank. The NMM Business Loan Agreement provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. The NMM Business Loan Agreement was subsequently amended to temporarily increase the loan availability to $27.0 million for the period from September 1, 2018 to October 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The amounts outstanding as of June 30, 2019 of $5.0 million were fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank (“NMM Line of Credit Agreement”) which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended in 2019 to reduce the loan availability to $2.2 million. The interest rate is based on the Wall Street Journal “Prime Rate” plus 0.125%, or 3.375%, as of December 31, 2020. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, were terminated in connection with the closing of the credit facility.

APC Business Loan
On June 14, 2018, APC entered its promissory note agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“APC Business Loan Agreement”) which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. APC Business Loan Agreement was subsequently amended on April 17, 2019 and June 11, 2019 to decrease the loan availability from $10.0 million to $4.1 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, APC Business Loan Agreement was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “Prime Rate” plus 0.125%, or 3.375% and 4.875%, as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and 2019, there is no additional availability under this line of credit.
Standby Letters of Credit
APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) and was amended in 2019 to the amount of $14.8 million for the benefit of CMS. The letter of credit is automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. In September 2019, these letters were terminated with Preferred Bank and reissued under the Credit Agreement. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS and no amounts remain outstanding as of December 31, 2020. As of December 31, 2020 we have $25.0 million available under the letter of credit subfacility.
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

			Year Ended December 31, 2020 (in thousands)
Entity	Intercompany Credit Facility	Interest Rate Per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000	10%	$6,588	$6,588	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,362	5,362	—	—
BAHA	250	10%	4,066	3,945	—	—
	$23,250		$19,679	$19,558	$—	$—

Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and to the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the accounting policies discussed below are those that are most important to the presentation of its financial condition and results of operations and that require its management’s most difficult, subjective and complex judgments. Our significant accounting policies are described in Note 2 – “ Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 in this annual report on Form 10-K.
Principles of Consolidation
The consolidated balance sheets as of December 31, 2020 and 2019 and consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 include the accounts of ApolloMed, its consolidated subsidiaries NMM, AMM, and APAACO, including ApolloMed's consolidated VIE, AP-AMH, AMM's consolidated VIE, SCHC, NMM’s consolidated subsidiaries, APCN-ACO and AP-ACO, and NMM’s consolidated VIE, APC, APC’s subsidiaries, UCAP, MPP, AMG Properties, ZLL and APC’s consolidated VIEs, CDSC, APC-LSMA, and ICC, and APC-LSMA's consolidated subsidiaries Alpha Care and Accountable Health Care.
Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints, completion factors and historical margins), income tax valuation allowance, share-based compensation, and right-of-use ("ROU") assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.

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

    Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. In regards to the credit loss standard, the Company continuously monitors its collections of receivables and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses ("CECL") model.
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
At least annually, at the Company’s fiscal year end, or sooner, if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three reporting units, (1) management services, (2) IPA, and (3) ACO. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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

    Accrual of Medical Liabilities

APC, Alpha Care, Accountable Health Care, and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. APC, Alpha Care, Accountable Health Care, and APAACO provide integrated care to HMOs, Medicare and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services, excluding depreciation and amortization, expense in the accompanying consolidated statements of income.

    An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimated IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting accrual are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation.

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

    The Company's risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Risk pools for the prior contract years are generally fully settled in the third or fourth quarter of the following year.
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

Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use ("ROU") asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases under 12 months term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases
Variable interest model
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
Investment in Other Entities - Equity Method
We account for certain investments using the equity method of accounting when it is determined that the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. During the period ended December 31, 2020, the Company recognized no impairment loss.
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
Mezzanine Equity
Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. APC’s shares were not redeemable and it was not probable that the shares would become redeemable as of December 31, 2020 and 2019.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
    Borrowings under our Credit Agreement exposed us to interest rate risk. As of December 31, 2020, we had $238.1 million in outstanding borrowings under our Credit Agreement. Amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company's option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page ("LIBOR"), adjusted for any reserve requirement in effect, plus a spread of 2.00% to 3.00%, as determined on a quarterly basis based on the Company's leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company's leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Furthermore, as of December 31, 2020, the Company had $7.6 million in outstanding borrowings for real estate loans related to ZLL, MPP, and AMG Properties. Each agreement bears interest that is subject to change from time to time based on changes in an independent index which is the daily Wall Street Journal Prime Rate, as quoted in the "Money Rates" column of The Wall Street Journal (Western edition) as determined by the Lender (the "Index"). On the dates of the agreement, the Index is 3.250% per annum. Under no circumstances will the interest rate on this loan be less than 3.500% per annum or more than the maximum rate allowed by applicable law. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement and Business Loan agreement would have increased or decreased our interest expense for the year ended December 31, 2020 by $2.5 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Apollo Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apollo Medical Holdings, Inc. (the Company) as of December 31, 2020, the related consolidated statements of income, mezzanine and stockholders' equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Risk Pool Settlements and Related Receivables

Description of the Matter	As discussed in Note 2 of the consolidated financial statements, the Company enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and the Company is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, the Company generally receives a percentage of the net surplus from the affiliated hospitals’ risk pools with health plans after deductions for the affiliated hospitals’ costs. The Company estimates risk pool settlements relating to such arrangements using the most likely amount methodology and amounts are only included in revenues to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The amount of such risk pool settlements recorded is driven by an expected margin factor calculated by the Company using historical utilization data, historical margin trends, constraint percentages and various data and information provided by the affiliated hospitals.

Auditing management’s estimate of the risk pool settlements and related receivables involved a high degree of subjectivity used by management and the nature of the significant assumptions, which include a margin factor based on historical trends, volume data and other available information. The Company relies on data provided by other parties in its estimation model. Additionally, judgment is used to develop the margin factor used to account for the expected performance of the risk pools for each settlement year and is derived based on an evaluation of historical data provided by the hospital, publicly available information, and communications between the Company and the affiliated hospital.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating risk pool settlements and related receivable amounts. This included testing management review controls over the reasonableness of the data (including capitation revenue and related claims and other administrative expenses) underlying the risk pool calculations provided by the affiliated hospitals, and analyzing the historical trends and appropriateness of the method used in determining the estimated risk pool surplus. We also reviewed relevant Service Organization Control (SOC) 1 reports to evaluate that such affiliated hospitals and administrator have effective controls over the completeness and accuracy of the data they process and provide to the Company. We also assessed and tested complementary user entity controls relevant to the SOC 1 reports.

Our audit procedures included, among others, confirming the external data used in the calculations of risk pools directly with the affiliated hospitals, testing the revenue amount by comparing it to subsequent cash receipts, and testing the margin factor used by the Company in its estimate. In order to test the margin factor, we evaluated historical margin trends within the risk pools, reviewed the Company’s own volumes and margins, and evaluated other publicly available information to identify any trends which may provide contrary evidence. Additionally, we performed a hindsight analysis to assess how precise the Company’s prior year estimates were compared to the final settled amounts.

Valuation of Incurred but not Reported (IBNR) Claims Liability

Description of the Matter
At December 31, 2020, the Company’s medical liabilities totaled $50.3 million. As discussed in Note 2 of the consolidated financial statements, medical liabilities include reserves for incurred but not reported (“IBNR”) claims. The IBNR liability is an estimate that management developed using actuarial methods and is based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors.

Auditing management’s estimate of the IBNR liability involved a high degree of subjectivity due to the complexity of the models used by management and the nature of the significant assumptions used in the estimation of the liability . We involved our actuarial specialists to assist with the testing due to the highly judgmental nature of assumptions used in the valuation process, including completion factor and per member per month trend factor. These assumptions have a significant effect on the valuation of the IBNR liability.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process for estimating the IBNR liability. This included testing management review controls over completion factor and per member per month trend factor assumptions, and management’s review of actuarial methods used to calculate the IBNR liability, including the completeness and accuracy of data inputs and outputs of those models.

To test the IBNR liability, our audit procedures included, among others, testing the completeness and accuracy of data used in the Company’s models by testing reconciliations of underlying claims and membership data recorded in source systems to the actuarial reserve models, and comparing claims to source documentation. With the assistance of our actuarial specialists, we compared management’s methods and assumptions used in their analysis with historical experience, consistency with generally accepted actuarial methodologies used within the industry, and observable healthcare trend levels within the markets the Company operates. With the assistance of our actuarial specialists, we used the Company’s underlying claims and membership data to develop an independent range of IBNR estimates and compared management’s recorded IBNR liability to our range. Additionally, we performed a hindsight review of prior period estimates using subsequent claims development, and we evaluated management’s disclosures surrounding IBNR.

/s/ Ernst and Young, LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California

March 12, 2021

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Apollo Medical Holdings, Inc.
Alhambra, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Apollo Medical Holdings, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of income, mezzanine and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Method Related to Leases

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2014 to 2020.

Los Angeles, California

March 16, 2020

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2020	2019

Assets

Current assets
Cash and cash equivalents	$193,470	$103,189
Restricted cash	—	75
Investment in marketable securities	67,695	116,539
Receivables, net	7,058	11,004
Receivables, net – related parties	49,260	48,136
Other receivables	4,297	16,885
Prepaid expenses and other current assets	16,747	10,315
Loan receivable - short term	50	22,925

Total current assets	338,577	329,068

Noncurrent assets
Land, property and equipment, net	29,890	12,130
Intangible assets, net	86,985	103,012
Goodwill	239,053	238,505
Loans receivable	480	—
Loans receivable – related parties	4,145	—
Investments in other entities – equity method	43,292	28,427
Investments in privately held entities	37,075	896
Restricted cash	500	746
Operating lease right-of-use assets	18,574	14,248
Other assets	18,915	1,681

Total noncurrent assets	478,909	399,645

Total assets(1)	$817,486	$728,713

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share data)
	December 31,	December 31,
	2020	2019

Liabilities, Mezzanine Equity and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$36,143	$27,279
Fiduciary accounts payable	9,642	2,027
Medical liabilities	50,330	58,725
Income taxes payable	4,224	4,529
Dividend payable	485	271
Finance lease liabilities	102	102
Operating lease liabilities	3,177	2,991
Current portion of long-term debt	10,889	9,500

Total current liabilities	114,992	105,424

Noncurrent liabilities
Deferred tax liability	10,959	18,269
Finance lease liabilities, net of current portion	311	415
Operating lease liabilities, net of current portion	15,865	11,373
Long-term debt, net of current portion and deferred financing costs	230,211	232,172

Total noncurrent liabilities	257,346	262,229

Total liabilities(1)	372,338	367,653

Commitments and Contingencies (Note 13)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	114,237	168,725

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 42,249,137 and 35,908,057 shares outstanding, excluding 12,323,164 and 17,458,810 treasury shares, at December 31, 2020 and 2019, respectively	42	36
Additional paid-in capital	261,011	159,608
Retained earnings	69,771	31,905
	330,824	191,549

Noncontrolling interest	87	786

Total stockholders’ equity	330,911	192,335

Total liabilities, mezzanine equity and stockholders’ equity	$817,486	$728,713

(1) The Company's consolidated balance sheets include the assets and liabilities of its consolidated variable interest entities ("VIEs"). The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $801.3 million and $849.3 million as of December 31, 2020 and December 31, 2019, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $111.3 million and $114.5 million as of December 31, 2020 and December 31, 2019, respectively. See Note 18 – Variable Interest Entities (VIEs) for further detail.
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
	Years ended December 31,
	2020	2019	2018
Revenue
Capitation, net	$557,326	$454,168	$344,307
Risk pool settlements and incentives	77,367	51,098	100,928
Management fee income	34,850	34,668	49,743
Fee-for-service, net	12,683	15,475	19,704
Other income	4,954	5,209	5,226

Total revenue	687,180	560,618	519,908

Operating expenses
Cost of services, excluding depreciation and amortization	539,211	467,805	361,132
General and administrative expenses	49,116	41,482	43,354
Depreciation and amortization	18,350	18,280	19,303
Provision for doubtful accounts	—	(1,363)	3,888
Impairment of goodwill and intangible assets	—	1,994	3,799

Total expenses	606,677	528,198	431,476

Income from operations	80,503	32,420	88,432

Other (expense) income
Income (loss) from equity method investments	3,694	(6,901)	(8,125)
Interest expense	(9,499)	(4,733)	(561)
Interest income	2,813	2,024	1,259
Gain on sale of equity method investment	99,839	—	—
Other income	1,077	3,030	1,622

Total other income (expense), net	97,924	(6,580)	(5,805)

Income before provision for income taxes	178,427	25,840	82,627

Provision for income taxes	56,107	8,167	22,360

Net income	$122,320	$17,673	$60,267

Net income attributable to noncontrolling interests	84,454	3,557	49,432

Net income attributable to Apollo Medical Holdings, Inc.	$37,866	$14,116	$10,835

Earnings per share – basic	$1.04	$0.41	$0.33

Earnings per share – diluted	$1.01	$0.39	$0.29

Weighted average shares of common stock outstanding – basic	36,527,672	34,708,429	32,893,940

Weighted average shares of common stock outstanding – diluted	37,448,430	36,403,279	37,914,886
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
	Mezzanine Equity – Noncontrolling Interest in APC			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Stockholders' Equity
		Common Stock Outstanding
		Shares	Amount
Balance at January 1, 2018	$172,130	32,304,876	$32	$158,181	$1,735	$4,235	$164,183
ASC 606 Adoption	7,351	—	—	—	1,002	—	1,002
Net income	47,890	—	—	—	10,835	1,543	12,378
Purchase price adjustment from Merger	—	—	—	868	—	—	868
Repurchase of treasury shares	(1,264)	(168,493)	—	(3,784)	4,216	—	432
Shares issued for exercise of options and warrants	200	884,259	1	3,996	—	—	3,997
Share-based compensation	810	37,593	—	632	—	—	632
Noncontrolling interest capital change	—	—	—	—	—	28	28
Dividends	(2,000)	—	—	—	—	(1,975)	(1,975)
Acquisition of additional shares in consolidated entity	—	—	—	2,832	—	(2,832)	—
Release of 50% holdback shares	—	1,519,805	2	(2)	—	—	—
Balance at December 31, 2018	225,117	34,578,040	35	162,723	17,788	999	181,545
Net income	1,808	—	—	—	14,117	1,749	15,866
Repurchase of treasury shares	(283)	(601,581)	(1)	(7,286)	—	—	(7,287)
Shares issued for exercise of options and warrants	—	418,619	—	3,233	—	—	3,233
Share-based compensation	607	1,599	—	940	—	—	940
Stock subscription	754	—	—	—	—	—	—
Shares issued in connection with business acquisition	414	—	—	—	—	—	—
Cost of equity issuance of preferred shares	(878)	—	—	—	—	—	—
Noncontrolling interest capital change	—					28	28
Dividends	(60,000)	—	—	—	—	(1,990)	(1,990)
Reclassification of options liability to equity	1,185		—	—	—	—	—
Issuance of 50% holdback shares	—	1,511,380	2	(2)	—	—	—
Balance at December 31, 2019	168,724	35,908,057	36	159,608	31,905	786	192,335
Net income	83,621	—	—	—	37,866	833	38,699
Purchase of treasury shares	—	(16,897)	—	(301)	—	—	(301)
Distribution to noncontrolling interest	(1,037)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	66,788	—	—	—	—	—
Shares issued for cashless exercise of warrants	—	66,517	—	—	—	—	—
Shares issued for exercise of options and warrants	—	1,240,622	1	11,491	—	—	11,492
Share-based compensation	—	—	—	3,383	—	—	3,383
Cancellation of restricted stock awards	—	—	—	(236)	—	—	(236)
Dividends	(137,071)	4,984,050	5	87,066	—	(1,532)	85,539
Balance at December 31, 2020	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$122,320	$17,673	$60,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,350	18,280	19,303
Amortization of debt issuance cost	1,347	473	—
Loss on disposal of property and equipment	91	—	42
Impairment of goodwill and intangible assets	—	1,994	3,799
Provision for doubtful accounts	—	(1,363)	3,888
Share-based compensation	3,383	1,547	1,441
Gain on sale of equity method investment	(99,839)	—	—
Gain on loan assumption	—	(2,250)	—
Unrealized loss (gain) from investment in equity securities	11	(9)	25
(Income) loss from equity method investments	(3,694)	6,901	8,125
Deferred tax	(6,620)	(6,801)	(8,345)
Changes in operating assets and liabilities, net of acquisition amounts:
Receivables, net	4,134	10,714	(263)
Receivables, net – related parties	(1,123)	(1,435)	(28,363)
Other receivables	12,589	(15,079)	—
Prepaid expenses and other current assets	(6,432)	(2,756)	(2,814)
Right-of-use assets	3,325	2,480	—
Other assets	(5,530)	(572)	2
Accounts payable and accrued expenses	8,204	(4,883)	(22,669)
Fiduciary accounts payable	7,615	488	—
Capitation incentives payable	—	—	(21,500)
Medical liabilities	(8,691)	(2,392)	4,134
Income taxes payable	(304)	(7,093)	8,424
Operating lease liabilities	(2,973)	(2,244)	—
Net cash provided by operating activities	46,163	13,673	25,496

Cash flows from investing activities
Purchases of marketable securities	(1,793)	(115,402)	(9)
Proceeds from sale of marketable securities	50,625	—	—
Proceeds from repayment of loans receivable - related parties	16,500	—	—
Advances on loans receivable	(145)	(11,425)	(7,500)
Dividends received from equity method investments	—	240	607
Proceeds from sale of fixed assets	50	—	—
Payments for business acquisitions, net of cash acquired	(11,354)	(49,403)	—
Purchases of investments in privately held entities	—	(491)	(405)
Proceeds from sale of equity method investment	52,743	—	—
Purchases of investments – equity method	(9,969)	(3,108)	(16,706)
Purchases of property and equipment	(1,164)	(1,042)	(1,170)

Net cash provided by (used in) investing activities	95,493	(180,631)	(25,183)

Cash flows from financing activities
Dividends paid	(51,319)	(61,717)	(17,759)
Repayment of term loan	(9,500)	—	—
Change in noncontrolling interest capital	—	28	27
Borrowings on long-term debt	—	250,000	8,000
Borrowings on line of credit	—	39,600	—
Repayments on long-term debt	—	(2,375)	—
Repayments on bank loan and lines of credit	—	(52,640)	(495)
Payment of capital lease obligations	(105)	(102)	(99)
Proceeds from exercise of stock options and warrants	10,802	3,123	3,997
Proceeds from common stock offering	—	755	200
Repurchase of common shares	(537)	(7,570)	(5,047)
Distribution to noncontrolling interest	(1,037)	—	—
Cost of debt and equity issuances	—	(5,771)	—
Net cash (used in) provided by financing activities	(51,696)	163,331	(11,176)

Net increase (decrease) in cash, cash equivalents and restricted cash	89,960	(3,627)	(10,863)

Cash, cash equivalents and restricted cash, beginning of year	104,010	107,637	118,500

Cash, cash equivalents and restricted cash, end of year	$193,970	$104,010	$107,637

Supplemental disclosures of cash flow information
Cash paid for income taxes	$62,002	$20,200	$23,643
Cash paid for interest	$8,510	$4,258	$462

Supplemental disclosures of non-cash investing and financing activities
Cashless exercise of warrants	$599	$—	$—
Dividend declared included in dividend payable	485	271	—
APC stock issued in exchange for AMG	—	414	—
Deferred tax liability adjusted to goodwill	—	6,334	1,110
Reclassification of liability for equity shares	—	1,185	—
Purchase price adjustment for acceleration of vested stock options	—	—	868
Conversion of loan receivable to investment in Accountable Health Care, IPA	—	—	5,000
Reclassification of dividends related to share repurchase	—	—	4,216
Reclassification of APS noncontrolling interest to equity related to purchase of additional shares	—	—	2,832
Deferred tax liability adjustment related to warrant exercises	690	—	—
Preferred shares received from sale of equity method investment	36,179	—	—
Beneficial interest acquired from sale of equity method investment	15,723	—	—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows.

	Years Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$193,470	$103,189	106,892
Restricted cash – long-term - letters of credit	500	746	745
Restricted cash – short-term	—	75	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$193,970	$104,010	$107,637
See accompanying notes to consolidated financial statements.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Description of Business
Apollo Medical Holdings, Inc. ("ApolloMed") is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, ApolloMed operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. ApolloMed was formed via its merger with Network Medical Management ("NMM") on December 8, 2017 ("2017 Merger"). As a result of the merger, NMM became a wholly-owned subsidiary of ApolloMed, and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and maintain control of the board of directors of ApolloMed.
Headquartered in Alhambra, California, ApolloMed's subsidiaries include management services organizations ("MSOs"), affiliated independent practice associations ("IPAs") and a Next Generation Accountable Care Organization ("NGACO"). Network Medical Management, Inc. ("NMM") and Apollo Medical Management, Inc. ("AMM") are the administrative and managerial services companies for the professional corporations that contract with independent physicians to deliver medical services in-office and virtually. Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA ("APC"), Alpha Care Medical Group, Inc. and Accountable Health Care IPA are the affiliated IPA groups that provide medical services. These affiliated IPAs are supported by ApolloMed Hospitalists, a Medical Corporation ("AMH") and Southern California Heart Centers, a Medical Corporation ("SCHC"). The Company's NGACO operates under the APA ACO, Inc. ("APAACO") brand and participates in the Centers for Medicare & Medicaid Services program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program's attribution-based risk sharing model.
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
APC was incorporated in 1992 for the purpose of arranging healthcare services as an IPA. APC has contracts with various health maintenance organizations (“HMOs”) and other licensed healthcare service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is also minimized by stop-loss provisions in contracts with HMOs.
In July 1999, APC entered into an amended and restated management and administrative services agreement with NMM (amending an initial management services agreement that was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a variable interest entity (“VIE”) of the Company as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore APC is consolidated by NMM.
AP-AMH Medical Corporation (“AP-AMH”) was formed in May 2019, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH. ApolloMed makes all the decisions on behalf of AP-AMH and funds and receives all the distributions from its operations. ApolloMed has the right to receive benefits from the operations of AP-AMH and has the option, but not the obligation, to cover its losses. AP-AMH's sole function and only activity is to act as the nominee shareholder for ApolloMed's investments in APC. Therefore, AP-AMH is controlled by and consolidated by ApolloMed as the primary beneficiary of this VIE.
In September 2019, ApolloMed completed the following series of transactions with its affiliates, AP-AMH and APC:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

1.ApolloMed loaned AP-AMH $545.0 million pursuant to a ten-year secured loan agreement (the “AP-AMH Loan”). The loan bears interest at a rate of 10% per annum simple interest, is not prepayable (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first priority security interest in all of AP-AMH's assets, including the shares of APC Series A Preferred Stock to be purchased by AP-AMH. To the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.
2.AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for aggregate consideration of $545.0 million in a private placement. Under the terms of the APC Certificate of Determination of Preferences of Series A Preferred Stock (the "Certificate of Determination"), AP-AMH is entitled to receive preferential, cumulative dividends that accrue on a daily basis and that are equal to the sum of (i) APC's net income from Healthcare Services (as defined in the Certificate of Determination), plus (ii) any dividends received by APC from certain of APC's affiliated entities, less (iii) any Retained Amounts (as defined in the Certificate of Determination). During the year ended December 31, 2020 and 2019, APC distributed $30.4 million and $8.9 million, respectively, as preferred returns.
3.APC purchased 15,015,015 shares of the Company's common stock for total consideration of $300.0 million in private placement. In connection therewith, the Company granted APC certain registration rights with respect to the Company's common stock that APC purchased, and APC agreed that APC votes in excess of 9.99% of the Company's then outstanding shares will be voted by proxy given to the Company's management, and that those proxy holders will cast the excess votes in the same proportion as all other votes cast on any specific proposal coming before the Company's stockholders. During the year ended December 31, 2020, APC distributed approximately 5.0 million shares of the Company's common stock to APC shareholders.
4.ApolloMed licensed to AP-AMH the right to use certain tradenames for certain specified purposes for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.
5.Through its subsidiary, NMM, the Company agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee also is payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.
As part of the series of transactions, in September 2019, APC and AP-AMH entered into a Second Amendment to the Series A Preferred Stock Purchase Agreement clarifying the term excluded assets ("Excluded Assets"). Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii) and (iii).
APC's ownership in ApolloMed was 22.58% and 32.50% as of December 31, 2020 and December 31, 2019, respectively.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, is organized by a group of highly qualified physicians, and the surgical center utilizes some of the most advanced equipment in Eastern Los Angeles County and San Gabriel Valley. The facility is Medicare Certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. As of December 31, 2020, APC owned 45.01% of CDSC's capital stock. CDSC is determined to be a VIE and APC is determined to be the primary beneficiary. APC has the ability to direct the activities that most significantly affect CDSC’s economic performance and receives the most economic benefits; therefore CDSC is consolidated by APC.

APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and the right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation ("Accountable Health Care"), and AMG, a Professional Medical Corporation ("AMG").

Alpha Care, an IPA, was acquired by APC-LSMA in May 2019 for an aggregate purchase price of $45.1 million in cash, has been operating in California since 1993 and is a risk bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to over 180,000 enrollees, as of December 31, 2020, and focuses on Medi-Cal/Medicaid, Commercial, Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California (see Note 3).
Accountable Health Care is a California based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. As of December 31, 2020, Accountable Health Care had a network of over 336 primary care physicians and 559 specialty care physicians and is affiliated with a community hospital and regional medical center that provide quality health care services to more than 73,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and the California Healthy Families program. In August 2019, APC and APC-LSMA acquired the remaining outstanding shares of capital stock they did not already own (comprising 75%) for $7.3 million in cash (see Note 3 and Note 6).
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
Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, was formed in June 2014 for the purpose of holding the investment in Universal Care, Inc. (“UCI”). On April 30, 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright Health Company of California, Inc. ("Bright") for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.'s preferred stock having an estimated fair value of approximately $36.2 million on the date of sale. In addition, pursuant to the terms of the stock purchase agreement, APC has a beneficial interest in the equity method investment sold. The estimated fair value of such interest on April 30, 2020 was $15.7 million (see Note 6). As set forth in the Company’s definitive proxy statement filed with the SEC on July 31, 2019 (the “2019 Proxy Statement”), the 48.9% interest in UCI is included in Excluded Assets that remain solely for the benefit of APC and its shareholders. As such, any proceeds or gain on the sale of APC’s indirect ownership interest in UCI has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the 2019 Proxy Statement and consequently the sale did not affect net income attributable to ApolloMed.
On December 31, 2020, APC paid $12.2 million for 100% interest in three limited liability companies that own office buildings leased to tenants (see Note 4). As a result, Medical Property Partners LLC ("MPP"), AMG Properties LLC ("AMG Properties"), and ZLL Partners LLC ("ZLL") are 100% owned subsidiaries of APC and are included in the consolidated financial statements.
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
Basis of Presentation

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated balance sheets as of December 31, 2020 and 2019 and consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 include the accounts of ApolloMed; its consolidated subsidiaries, NMM, AMM, and APAACO; its consolidated VIE, AP-AMH; AMM’s consolidated VIE, SCHC; NMM’s consolidated subsidiaries, APCN-ACO and AP-ACO; NMM’s consolidated VIE, APC; APC’s consolidated subsidiaries, UCAP, MPP, AMG Properties and ZLL, APC’s consolidated VIEs, CDSC, APC-LSMA and ICC; and APC-LSMA’s consolidated subsidiaries, Alpha Care and Accountable Health Care.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints, completion factors and historical margins), income tax valuation allowance, share-based compensation, and right-of-use ("ROU") assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
Variable Interest Entities
On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly owned by it in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements (“MSA”). To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:
•The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and
•The Company has a variable interest in the legal entity – i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.
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
A legal entity is determined to be a VIE if it has any of the following three characteristics:
•The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
•The entity is established with non-substantive voting rights (i.e., where the entity deprives the majority economic interest holder(s) of voting rights); or
•The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:
•The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

•Substantive participating rights in day-to-day management of the entity’s activities; or
•Substantive kick-out rights over the party responsible for significant decisions;
•The obligation to absorb the entity’s expected losses; or
•The right to receive the entity’s expected residual returns.
If the Company concludes that any of the three characteristics of a VIE are met, the Company will conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.
Variable interest model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer Note 18 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIE. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting, refer to Note 6 – “Investments in Other Entities” for entities that qualify as VIEs but the Company is not the primary beneficiary.
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
Reclassifications
Certain 2019 amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications were made between depreciation and amortization and amortization of debt issuance cost on the consolidated statements of cash flows. They had no material effect on net income, earnings per share, retained earnings, cash flows or total assets.
Cash and Cash Equivalents
The Company's cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of December 31, 2020 and 2019, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $294.9 million and $226.5 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Restricted Cash
Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts. The restricted cash of $0.1 million held as of December 31, 2019 was released in 2020. As of December 31, 2020 and 2019, there was $0 and $0.1 million, respectively, included in short-term restricted cash in the accompanying consolidated balance sheets.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. As of December 31, 2020 and 2019, investments in marketable securities in the amount of approximately $67.7 million and $116.5 million, respectively, consisted of equity securities and certificates of deposit with various financial institutions, reported at fair value, with maturity dates from four months to twenty-four months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.
Receivables, Receivables – Related Parties, Loan Receivables and Loan Receivables - Related Parties

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements, management fee income, incentive receivables, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company’s receivables – related parties are comprised of risk pool settlements and incentive receivables, management fee income and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

The Company's loan receivables and loan receivables - related party consist of promissory notes from payees that are expected to be collected between 2-4 years and accrue interest per annum.
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
Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. In regards to the credit loss standard, the Company continuously monitors its collections of receivables and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses ("CECL") model.
Concentrations of Risks

The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by each payor type (in thousands):

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2020	2019	2018
Commercial	$108,851	$107,340	$113,000
Medicare	271,596	226,002	226,353
Medicaid	269,079	192,596	134,904
Other third parties	37,654	34,680	45,651
Revenue	$687,180	$560,618	$519,908
The Company had major payors that contributed the following percentages of net revenue:

	Years Ended December 31,
	2020	2019	2018
Payor A	12.5%	13.6%	14.6%
Payor B	10.9%	13.4%	18.7%
Payor C	*%	*%	14.1%
Payor D	13.1%	11.7%	14.1%
Payor E	16.9%	12.9%	*%
*Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of net receivables and receivables - related parties :

	As of December 31,
	2020	2019
Payor F	43.9%	30.4%
Payor G	36.5%	36.0%
Land, Property and Equipment, Net
Land is carried at cost and is not depreciated as it is considered to have an indefinite useful life.
Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the respective leases or the expected useful lives of those improvements.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosure of the inputs to valuations used to measure fair value.
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
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$115,769	$—	$—	$115,769
Marketable securities – certificates of deposit	67,637	—	—	67,637
Marketable securities – equity securities	58	—	—	58

Total	$183,464	$—	$—	$183,464
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2019 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$50,731	$—	$—	$50,731
Marketable securities – certificates of deposit	116,469	—	—	116,469
Marketable securities – equity securities	70	—	—	70

Total	$167,270	$—	$—	$167,270
*Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the year ended December 31, 2020.
Intangible Assets and Long-Lived Assets
Intangible assets with finite lives include network-payor relationships, management contracts and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Intangible assets with finite lives also include a patient management platform, as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses, and are amortized using the straight-line method.
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the year ended December 31, 2020 and 2019.
Goodwill and Indefinite-Lived Intangible Assets
Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.
At least annually, at the Company’s fiscal year end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three reporting units (1) management services, (2) IPAs, and (3) ACOs. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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
For the year ended December 31, 2019, the Company wrote off indefinite-lived intangible assets of approximately $2.0 million related to Medicare licenses, acquired as part of the 2017 Merger between ApolloMed and NMM. The Company will no longer utilize the licenses and as such will not receive future economic benefits therefrom. For the year ended December 31, 2018, the Company wrote off approximately $3.8 million of goodwill related to MMG. The write-offs are included in impairment of goodwill and intangible assets in the accompanying consolidated statements of income. There was no impairment loss recorded related to goodwill and intangibles for the year ended December 31, 2020.
Investments in Other Entities – Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income (loss) from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. During the years ended December 31, 2019, the Company recognized an impairment loss of approximately $0.3 million related to its investment in PASC as the Company does not believe it will recover its investment balance. Such impairment loss is included in loss from equity method investments in the accompanying consolidated statements of income. There was no impairment loss recorded related to equity method investments for the years ended December 31, 2020 and 2018.
Investments in Privately Held Entities

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
Medical Liabilities
APC, Alpha Care, Accountable Health Care, and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. APC, Alpha Care, Accountable Health Care, and APAACO provide integrated care to HMOs, Medicare and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services, excluding depreciation and amortization, expense in the accompanying consolidated statements of income.
An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical liabilities in the accompanying consolidated balance sheets. Medical liabilities include claims reported as of the balance sheet date and estimated IBNR claims. Such estimates are developed using actuarial methods and are based on numerous variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting accrual are periodically reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation.
During the year ended December 31, 2017, as APAACO’s NGACO program was new and there was insufficient claims history, the medical liabilities for the NGACO program were estimated and recorded at 100% of the revenue less actual claims processed for or paid to in-network providers. The Company was notified by CMS that under the NGACO alternative payment arrangement the Company was paid an excess amount of approximately $34.5 million and $7.8 million related to the first performance year (January 1, 2017 through December 31, 2017) and second performance year (February 1, 2018 through December 31, 2018) with 18 month claims run outs, respectively. The excess amount for the first performance year was paid by the Company on December 4, 2018 and the excess for the second performance year was paid in February 2020.
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
Under the new revenue standard, the Company recognizes incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred and records within general and administrative expenses, recognizes revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date, and does not recognize an adjustment for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
PMPM managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk sharing. The Company generally estimates the transaction price using the most likely amount methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to the Company’s efforts to transfer the service for a distinct increment of the series (e.g. day or month) and is recognized as revenue in the month in which members are entitled to service.
Risk Pool Settlements and Incentives
APC enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third-party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company's risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. Assumptions based on factors including but not limited to historical margin, IBNR completion factors and constraint percentages were used by management in applying the most likely amount methodology.
Under capitated arrangements with certain HMOs, APC participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent of any) risk sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
NGACO AIPBP Revenue
APAACO and CMS entered into a NGACO Model Participation Agreement (the “Participation Agreement”) with an initial term of two performance years through December 31, 2019, which was extended for two additional renewal years.
For each performance year, the Company must submit to CMS its selections for risk arrangement; the amount of the profit/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO Model. The Company must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency, in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO capitation revenues monthly. Excess over claims paid, plus an estimate for the related IBNR claims (see Note 9), are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there was any excess capitation paid for the performance year and the excess is refunded to CMS.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit for the performance year and therefore this shared risk pool revenue is considered fully constrained. Pursuant to the Participation Agreement, the Company received $19.8 million and $0.9 million in risk pool savings, related to the 2019 and 2018 performance years, respectively, and has recognized such savings as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the years ended December 31, 2020 and 2019, respectively.
The Company will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company continues to be eligible in receiving AIPBP under the NGACO Model for performance year 2020, with the effective date of the performance year beginning January 1, 2020. For performance year 2020, the Company receives monthly AIPBP payments at a rate of approximately $7.2 million per month from CMS. The monthly AIPBP received by the Company for performance year 2019 was approximately $8.3 million per month for the period from April 1, 2019 through August 30, 2019 and subsequently adjusted to approximately $3.7 million for the period starting September 1, 2019 based on CMS' updated estimate of total claims to be incurred. The Company has received approximately $85.9 million in total AIPBP for the year ended December 31, 2020 of which $75.1 million has been recognized as revenue.
Management Fee Income
Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the applicable agreement. The Company’s MSA revenue also includes revenue sharing payments from the Company’s partners based on their non-medical services.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians. Under the FFS arrangements, the Company bills hospitals and third-party payors for the physician staffing and further bills patients or their third-party payors for patient care services provided and receives payment. FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and is recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the consolidated financial statements. The recognition of net revenue (gross charges less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.
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
Contract Assets
Revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company does not have any contract assets since all obligations have been performed when revenue was recognized.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. As of December 31, 2020, the Company’s contract liability balance was $13.0 million, of which $12.6 million was related to the Company's NGACO. Contract liability was $8.9 million as of December 31, 2019, of which $8.5 million was related to NGACO. Contract liability is presented within the “Accounts payable and accrued expenses” line item of the accompanying consolidated balance sheets. Approximately $0.4 million of the Company’s contracted liability accrued in 2019 has been recognized as revenue during the year ended December 31, 2020 and $8.5 million of contract liability from 2019 was repaid to CMS for AIPBP capitation received and not earned.
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
Basic and Diluted Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to the holders of the Company's common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. See Note 17 for a discussion of shares treated as treasury shares for accounting purposes.
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
Mezzanine Equity
Pursuant to APC's shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. As of December 31, 2020 and 2019, APC’s shares were not redeemable nor was it probable the shares would become redeemable.
Leases
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

The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use ("ROU") asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases under 12 months term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)" ("ASU 2020-01"). This ASU clarifies the interaction between accounting for equity securities, equity method investments and certain derivative instruments. This amendment in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, for public business entities for periods for which financial statements have not yet been issued. The Company early adopted ASU 2020-01 on October 1, 2020 on a prospective basis which did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact of that adoption of ASU 2019-12 will have on the Company's consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.
3.    Business Combinations and Goodwill
Alpha Care Medical Group, Inc.
On May 31, 2019, APC and APC-LSMA completed their acquisition of 100% of the capital stock of Alpha Care from Dr. Kevin Tyson for an aggregate purchase price of approximately $45.1 million in cash, subject to post-closing adjustments. As

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

part of the transaction the Company deposited $2.0 million into an escrow account for potential post-closing adjustments. As of December 31, 2020, no post-closing adjustment is expected to be paid to Dr. Tyson and the full amount of the escrow account is expected to be returned to the Company. As such, the escrow amount is presented within Other receivables in the accompanying consolidated balance sheet.
The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the acquisition date (in thousands):

Balance Sheet
Assets acquired
Cash and cash equivalents	$3,569
Accounts receivable, net	10,336
Other current assets	4,675
Network relationship intangible assets	22,636
Goodwill	28,585
Accounts payable	(2,795)
Deferred tax liabilities	(6,334)
Medical liabilities	(15,616)
Net assets acquired	$45,056

Cash paid	$45,056

Accountable Health Care, IPA
On August 30, 2019, APC and APC-LSMA, acquired the remaining outstanding shares of capital stock they did not already own (comprising 75%) in Accountable Health Care in exchange for $7.3 million in cash. In addition to the payment of $7.3 million APC assumed all assets and liabilities of Accountable Health Care, including loans payable to NMM and APC of $15.4 million, which has been eliminated upon consolidation. Including the 25% investment valued at $2.4 million already owned by APC the total purchase price was $25.1 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the acquisition date (in thousands):

Balance Sheet
Assets acquired
Cash and cash equivalents	$582
Accounts receivable, net	5,150
Other current assets	198
Network relationship intangible assets	11,411
Goodwill	23,566
Accounts payable	(3,759)
Medical liabilities	(12,154)
Subordinated loan	(15,327)
Net assets acquired	$9,667

Less: equity investment contributed	2,417
Cash paid	$7,250
AMG, a Professional Medical Corporation
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
The supplemental information on an unaudited pro forma financial basis presents the combined results of ApolloMed and its 2019 acquisitions as if each acquisition had occurred on January 1, 2018 (in thousands except per share data):

	Year Ended December 31, 2019 (unaudited)	Year Ended December 31, 2018 (unaudited)

Revenue	$658,011	$726,075
Net income	10,867	58,879
Net income attributable to Apollo Medical Holdings, Inc.	7,310	9,447
EPS - basic	$0.21	$0.29
EPS - diluted	$0.20	$0.25
The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired were recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of the companies acquired have been included in the Company's financial statements from the respective dates of acquisition. Transaction costs associated with business acquisitions were expensed as incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition.
Goodwill is not deductible for tax purposes.
The following is a summary of goodwill activity for the years ended December 31, 2020 and 2019 (in thousands):

Amount

Balance at January 1, 2019	$185,806
Acquisitions	52,699
Balance at December 31, 2019	238,505
Adjustments	548
Balance at December 31, 2020	$239,053

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

4.    Land, Property and Equipment, Net
Land, property and equipment, net consisted of (in thousands):

	Useful Life (Years)	December 31, 2020	December 31, 2019

Land	N/A	$9,604	$3,300
Buildings	39	15,097	2,358
Computer software	3 - 5	3,104	3,088
Furniture and equipment	3 - 7	13,116	12,585
Construction in progress	N/A	435	167
Leasehold improvements	3 - 39	6,722	6,655

		48,078	28,153

Less accumulated depreciation and amortization		(18,188)	(16,023)

Land, property and equipment, net		$29,890	$12,130
As of December 31, 2020 and 2019, the Company had finance leases totaling $0.4 million and $0.5 million, respectively, included in Land, property and equipment, net in the accompanying consolidated balance sheets.
Depreciation expense was $2.3 million, $2.0 million and $2.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.
MPP, AMG Properties, and ZLL
On December 31, 2020, APC purchased a 100% interest in MPP, AMG Properties, ZLL for $9.0 million, $1.2 million, and $2.0 million, respectively. MPP, AMG Properties, and ZLL are limited liability companies that primarily own four buildings, in aggregate, that are leased to tenants. As these companies' main assets are land and buildings, we determined these purchases are assets acquired at fair value. Land and buildings were valued by comparing similar properties that have been sold recently or for which listing prices or offers are known and how much income the properties can produce based on observable inputs (Level 2). As a result of the purchase, APC acquired MPP, AMG, and ZLL, recorded land and building for $3.7 million and $10.8 million for MPP, $1.5 million and $0.4 million for AMG Properties, and $1.2 million and $1.5 million for ZLL, respectively, and assumed their existing loans (refer to Note 10).
5.    Intangible Assets, Net
At December 31, 2020, intangible assets, net consisted of the following (in thousands):

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Useful Life (Years)	Gross January 1, 2020	Additions	Impairment/ Disposal	Gross December 31, 2020	Accumulated Amortization	Net December 31, 2020
Amortized intangible assets:
Network relationships	11-15	143,930	—	—	143,930	(73,169)	70,761
Management contracts	15	22,832	—	—	22,832	(11,715)	11,117
Member relationships	12	6,696	—	—	6,696	(3,234)	3,462
Patient management platform	5	2,060	—	—	2,060	(1,270)	790
Tradename/trademarks	20	1,011	—	—	1,011	(156)	855
		$176,529	$—	$—	$176,529	$(89,544)	$86,985
At December 31, 2019, intangible assets, net consisted of the following (in thousands):

	Useful Life (Years)	Gross January 1, 2019	Additions	Impairment/ Disposal	Gross December 31, 2019	Accumulated Amortization	Net December 31, 2019
Indefinite lived assets:
Medicare license	N/A	$1,994	$—	$(1,994)	$—	$—	$—
Amortized intangible assets:
Network relationships	11-15	109,883	34,047	—	143,930	(60,525)	83,405
Management contracts	15	22,832	—	—	22,832	(9,677)	13,155
Member relationships	12	6,696	—	—	6,696	(2,352)	4,344
Patient management platform	5	2,060	—	—	2,060	(858)	1,202
Tradename/trademarks	20	1,011	—	—	1,011	(105)	906
		$144,476	$34,047	$(1,994)	$176,529	$(73,517)	$103,012
Amortization expense was $16.0 million, $16.3 million and $17.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.
During the year ended December 31, 2019, the Company wrote off indefinite-lived intangible assets of $2.0 million related to Medicare licenses it acquired as part of the Merger. The Company will no longer utilize these licenses and as such the Company will not receive future economic benefits. There was no impairment loss recorded related to intangibles for the year ended December 31, 2020.
Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount

2021	$14,524
2022	12,673
2023	10,842
2024	9,830
2025	8,758
Thereafter	30,358
$86,985

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

6.    Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following (in thousands):

	December 31, 2019	Allocation of Net Income (Loss)	Additional/ Initial Investment	Contribution	Sale	December 31, 2020
LaSalle Medical Associates – IPA Line of Business	$6,396	$276	$6,375	$—	$—	$13,047
Pacific Medical Imaging & Oncology Center, Inc.	1,396	17	—	—	—	1,413
Universal Care, Inc.	1,438	3,560	—	—	(4,998)	—
Diagnostic Medical Group	2,334	279	—	—	—	2,613
531 W. College, LLC – related party	16,698	(448)	—	950	—	17,200
MWN, LLC – related party	165	10	—	—	(175)	—
One MSO, LLC - related party	—	—	2,395	—	—	2,395
Tag-6 Medical Investment Group, LLC - related party	—	—	4,516	—	—	4,516
Tag-8 Medical Investment Group, LLC - related party	—	—	2,108	—	—	2,108

	$28,427	$3,694	$15,394	$950	$(5,173)	$43,292
LaSalle Medical Associates - IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and currently operates six neighborhood medical centers through its network of more than 2,300 PCP and Specialists providers, treating children, adults and seniors in San Bernardino County. LMA’s patients are primarily served by Medi-Cal and they also accept Blue Cross, Blue Shield, Molina, Care 1st, Health Net and Inland Empire Health Plan. LMA is also an IPA of independently contracted doctors, hospitals and clinics, delivering high quality care to patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. On December 18, 2020, the Company exercised its option to convert the promissory note totaling $6.4 million due from Dr. Arteaga into an additional 21.25% interest in LMA's IPA line of business. As a result, APC-LSMA's interest in LMA's IPA line of business as of December 31, 2020 was 46.25% (See Note 7). APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the year ended December 31, 2020, APC recorded net income of $0.3 million from its investment in LMA as compared to a net loss of $2.8 million for the year ended December 31, 2019, in the accompanying consolidated statements of income. The investment balance was $13.0 million and $6.4 million at December 31, 2020 and 2019, respectively.
LMA’s unaudited summarized balance sheets at December 31, 2020 and 2019 and unaudited summarized statements of operations for the years ended December 31, 2020 and 2019 are as follows (in thousands):
Balance Sheets

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020 (unaudited)	December 31, 2019 (unaudited)

Assets
Cash and cash equivalents	$9,350	$6,345
Receivables, net	3,918	5,123
Other current assets	881	3,526
Loan receivable	2,250	2,250
Restricted cash	691	684

Total assets	$17,090	$17,928

Liabilities and Stockholders’ Deficit
Current liabilities	$21,589	$23,530
Stockholders’ deficit	(4,499)	(5,602)

Total liabilities and stockholders’ deficit	$17,090	$17,928
Statements of Operations

	Year Ended December 31, 2020 (unaudited)	Year Ended December 31, 2019 (unaudited)

Revenues	$186,964	$194,020
Expenses	185,724	205,153

Income (loss) from operations	1,240	(11,133)

Other income	8	—

Income (loss) before income tax benefit	1,248	(11,133)

Income tax benefit	—	—

Net income (loss)	$1,248	$(11,133)
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
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract APC paid PMIOC fees of $2.2 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

the year ended December 31, 2020, APC recorded net income of $17,470 from its investment as compared to net loss of $36,384 for the year ended December 31, 2019 in the accompanying consolidated statements of income and has an investment balance of $1.4 million and $1.4 million at December 31, 2020 and 2019, respectively.
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
During the years ended December 31, 2020 and 2019, APC recorded income from this investment of $3.6 million and loss of $1.2 million, respectively, in the accompanying consolidated statements of income. As a result of the sale, there was no investment balance as of December 31, 2020 as compared to an investment balance of $1.4 million as of December 31, 2019.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

UCI’s unaudited balance sheet at December 31, 2019 and unaudited statements of operations for the four months ended April 30, 2020 and twelve months ended December 31, 2019 are as follows (in thousands):
Balance Sheet

December 31, 2019 (unaudited)
Assets
Cash	$33,890
Receivables, net	63,843
Other current assets	38,280
Other assets	882
Property and equipment, net	4,021

Total assets	$140,916

Liabilities and stockholders’ deficit

Current liabilities	$128,330
Other liabilities	33,133
Stockholders’ deficit	(20,547)

Total liabilities and stockholders’ deficit	$140,916
Statements of Operations

	Four Months Ended April 30, 2020 (unaudited)	Year Ended December 31, 2019 (unaudited)

Revenues	$195,308	$500,375
Expenses	189,028	502,567

Income (loss) before income tax provision	6,280	(2,192)
Income tax provision	—	258

Net income (loss)	$6,280	$(2,450)
Diagnostic Medical Group
APC accounts for its 40% investment in DMG, under the equity method of accounting as APC-LSMA, a designated shareholder professional corporation, has the ability to exercise significant influence, but not control over DMG’s operations. APC recorded income from this investment of $0.3 million and $0.3 million in 2020 and 2019, respectively, in the accompanying consolidated statements of income. During the years ended December 31, 2020 and 2019, APC received dividends of $0 and $0.2 million, respectively, from DMG. The investment balance was $2.6 million and $2.3 million as of December 31, 2020 and 2019, respectively.
Accountable Health Care, IPA

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Accountable Health Care is a California professional medical corporation that has served the local community in the greater Los Angeles County area through a network of physicians and health care providers for more than 20 years. Accountable Health Care currently has a network of over 336 primary and 559 specialty care physicians, and is affiliated with one community regional hospital medical center that provides quality health care services to more than 73,000 members of three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare and Healthy Families.
On September 21, 2018, APC and NMM each exercised their option to convert their respective $5.0 million loans into shares of Accountable Health Care capital stock. As a result, APC’s $5.0 million loan was converted into a 25% equity interest with the remaining $5.0 million loan held by NMM to be converted into an equity interest that will be determined based on a third-party valuation of Accountable Health Care’s current enterprise value. On August 30, 2019, APC and APC-LSMA entered into separate agreements with Dr. Jayatilaka to acquire the remaining outstanding shares of capital stock (comprising 75%) of Accountable Health Care in exchange for $7.3 million in cash. In addition to the payment of $7.3 million, APC assumed all liabilities and assets of Accountable Health Care.

The Company recognized a gain of approximately $1.8 million as a result of the transaction, which represented the difference between the fair value of the 25% ownership held and the Company's basis at the time of acquisition. Such gain is included in loss from equity method investment in the accompanying consolidated statements of income for the year ended December 31, 2019.

Effective September 1, 2019, Accountable Health Care's financial results are included in the consolidated balance sheets and the consolidated statements of income for the year ended December 31, 2019 and going forward.
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
On June 29, 2018, 531 W. College, LLC closed its purchase of a non-operational hospital located in Los Angeles from Societe Francaise De Bienfaisance Mutuelle De Los Angeles, a California nonprofit corporation, for a total purchase price of $33.3 million. In June 2018, APC, NMM and AHMC Healthcare, Inc. ("AHMC") on behalf of CSI, wired $8.3 million, $8.3 million and $16.7 million, respectively into an escrow account for the benefit of 531 W. College, LLC to purchase the hospital pursuant to the Purchase Agreement. The transaction closed on June 28, 2018. On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM's 25% membership interest in 531 W. College, LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC with a total investment balance of approximately $16.1 million.
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. APC’s investment is presented as an investment of equity method in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, NMM and APC recorded losses from its investment in 531 W. College LLC of $0.4 million and $0.2 million, respectively, in the accompanying consolidated statements of income. During the years ended December 31, 2020 and 2019, APC contributed $1.0 million and $0.7 million, respectively to 531 W. College, LLC as part of its 50% interest. The accompanying consolidated balance sheet includes the related investment balance of $17.2 million and $16.7 million, respectively, related to APC's investment at December 31, 2020 and 2019.
531 W. College LLC’s unaudited balance sheets at December 31, 2020 and 2019 and unaudited statements of operations for the years ended December 31, 2020 and 2019 are as follows (in thousands):
Balance Sheets

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020 (unaudited)	December 31, 2019 (unaudited)

Assets
Cash	$648	$139
Other current assets	17	17
Other assets	70	70
Property and equipment, net	33,697	33,581

Total assets	$34,432	$33,807

Liabilities and Stockholders’ Equity
Current liabilities	$32	$1,061
Stockholders’ equity	34,400	32,746

Total liabilities and stockholders’ equity	$34,432	$33,807
Statements of Operations

	Year Ended December 31, 2020 (unaudited)	Year Ended December 31, 2019 (unaudited)

Revenues	$—	$—
Expenses	1,053	1,010

Loss from operations	(1,053)	(1,010)

Other income	64	475
Provision for Income Taxes	3	—

Net loss	$(992)	$(535)
MWN LLC
On December 18, 2018, NMM along with 6 Founders LLC, a California limited liability company doing business as Pacific6 Enterprises (“Pacific6”), and Health Source MSO Inc., a California corporation (“HSMSO”) entered into an operating agreement to govern MWN Community Hospital, LLC ("MWN") and the conduct of its business and to specify their relative rights and obligations. NMM, Pacific6, and HSMSO each owns 33.3% of membership shares based on each member’s initial capital contributions of $3,000 and working capital contributions of $30,000. NMM invested an additional $0.3 million, as part of its 33.3% interest, for working capital purpose. On October 30, 2020 NMM sold its shares in MWN to Pacific6 for $0.5 million in the form of a promissory note (see Note 7) and as a result of the sale, NMM recognized a gain of $0.2 million.
One MSO LLC
On December 31, 2020, APC purchased a 50% membership interest in One MSO LLC ("One MSO") for $2.4 million. One MSO owns an office building in Monterey Park, California that is currently being leased to tenants including NMM.
Tag-6 Medical Investment Group, LLC and Tag-8 Medical Investment Group, LLC

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

On December 31, 2020, APC purchased a 50% member interest in Tag-6 Medical Investment Group, LLC ("Tag 6") for $4.5 million. On December 31, 2020, APC purchased 50% member interest in Tag-8 Medical Investment Group, LLC ("Tag 8") for $2.1 million. Tag 6 and Tag 8 both own vacant land in Alhambra, California with plans to develop medical offices in the future. Both Tag 6 and Tag 8 shares common ownership with certain board members of APC and as such are considered related parties.
Investment in privately held entities
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented approximately 2.8% ownership. APC also received a 5-year warrant to purchase 270,000 membership interests. A 5-year option to purchase an additional 380,000 membership interests and a 5-year warrant to purchase 480,000 membership interests were contingent upon the portal completion date, however the Company did not exercise the option after completion of the portal. As APC does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the year ended December 31, 2020, there were no observable price changes to APC's investment.
AchievaMed
On July 1, 2019, NMM and AchievaMed, Inc., a California corporation ("AchievaMed"), entered into an agreement in which NMM would purchase up to 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction, NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in "Investment in a privately held entities" in the accompanying consolidated balance sheet as of December 31, 2020. As NMM does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the year ended December 31, 2020, there were no observable price changes to NMM's investment.
Bright Health, Inc.
In April 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having an estimated fair value on the transaction date of approximately $36.2 million. The related investment balance of $36.2 million is included in “Investment in privately held entities” in the accompanying consolidated balance sheet as of December 31, 2020. During the year ended December 31, 2020, there were no observable price changes to the Company's investment and no indicators of impairment.
7.    Loans Receivable and Loans Receivable – Related Parties
Loans Receivable
Dr. Albert Arteaga
On June 28, 2019, APC entered into a convertible secured promissory note with Dr. Albert H. Arteaga, M.D. ("Dr. Arteaga"), Chief Executive Officer of LMA, to loan $6.4 million to Dr. Arteaga. Interest on the loan accrues at a rate that is equal to the prime rate plus 1% (4.25% as of December 31, 2020) and payable in monthly installments of interest only on the first day of each month until the maturity date of December 31, 2020, at which time, all outstanding principal and accrued interest thereon shall be due and payable in full. The note is secured by certain shares of LMA common stock held by Dr. Arteaga.
At any time on or before December 31, 2020 and upon written notice by APC to Dr. Arteaga, APC has the right, but not the obligation, to convert the entire outstanding principal amount of this note into shares of LMA common stock which equal 21.25% of the aggregate then-issued and outstanding shares of LMA common stock to be held by APC's designee, which may include APC-LSMA. If converted, APC-LSMA and APC's designee will collectively own 46.25% of the equity of LMA with the remaining 53.75% to be owned by Dr. Arteaga. In December 2020 APC elected to convert the promissory note which resulted in an increase of 21.25% in its investment in LMA. The additional interest was reclassified as additional equity

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

investment totaling $6.4 million. We further noted that there was no observable price movement and no indication of impairment as of and for the year ended December 31, 2020.
On February 28, 2020, the Company entered into an agreement to advance Dr. Arteaga $2.2 million in the ordinary course of business. As of December 31, 2020, the $2.2 million was fully repaid.
Pacific6
On October 30, 2020, NMM received a promissory note from Pacific6 totaling $0.5 million as a result of the sale of the Company's interest in MWN. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan Receivable - Related Parties
AHMC
In October 2020, APC entered into a promissory note with AHMC, a related party of the Company, (the “AHMC Note”) for a principal sum of $4.0 million with a maturity date of two years from the date of the agreement. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. As of December 31, 2020, the total principal of $4.0 million remains outstanding.
The Company assessed the outstanding loan receivable and loan receivable - related parties under the CECL model by assessing the party's ability to pay by reviewing their interest payment history quarterly, financial history annually and reassessing any insolvency risk that is identified. If a failure to pay occurs, the Company assesses the terms of the notes and estimates an expected credit loss based on the remittance schedule of the note. No losses were recorded for loan receivable and loan receivable - related parties as of December 31, 2020.
8.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Accounts payable and other accruals	$9,554	$6,914
Capitation payable	3,541	2,813
Subcontractor IPA payable	1,662	3,360
Professional fees	1,378	1,837
Due to related parties	50	225
Contract liabilities	12,988	8,892
Accrued compensation	6,970	3,238
Total accounts payable and accrued expenses	$36,143	$27,279

9.    Medical Liabilities
The Company's medical liabilities consisted of the following (in thousands):

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020	December 31, 2019

Medical liabilities, beginning of year	$58,725	$33,642
Acquired (see Note 3)	—	27,474
Components of medical care costs related to claims incurred:
Current period	309,848	271,987
Prior periods	(3,258)	2,684
Total medical care costs	306,590	274,671
Payments for medical care costs related to claims incurred:
Current period	(261,062)	(218,564)
Prior periods	(54,056)	(58,633)
Total paid	(315,118)	(277,197)
Adjustments	133	135

Medical liabilities, end of year	$50,330	$58,725

10.    Credit Facility, Bank Loans and Lines of Credit
Credit Facility
The Company's credit facility consisted of the following (in thousands):

	December 31, 2020	December 31, 2019

Term Loan	$178,125	$187,625
Revolver Loan	60,000	60,000
Real Estate Loans	7,580	—
Total Debt	245,705	247,625

Less: current portion of debt	(10,889)	(9,500)
Less: unamortized financing cost	(4,605)	(5,953)

Long-term debt	$230,211	$232,172
The following table presents scheduled maturities of the Company's credit facility as of December 31, 2020:

Amount
2021	$10,889
2022	14,459
2023	15,653
2024	197,972
2025 and thereafter	6,732

Total	$245,705
Credit Agreement

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, which is affiliated with one of the Company's board members, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
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
The Company is required to pay an annual facility fee of 0.20% to 0.35% on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and Truist Securities, Inc. (formerly SunTrust Robinson Humphrey, Inc.), the lead arranger of the Credit Agreement.
Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of from 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of December 31, 2020, the interest rate on the Credit Agreement was 2.27%. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.
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
The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter. The maximum consolidated leverage ratio decreases by 0.25 each year, until it is reduced to 3.00 to 1.00 for each fiscal quarter ending after September 30, 2022. In accordance with the Credit Agreement, the Company must maintain a

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

maximum consolidated leverage ratio of not greater than 3.50 to 1.00 as of December 31, 2020. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2020, the Company was in compliance with the covenants relating to its credit facility.
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

Deferred Financing Costs

The Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs related to the term loan will be amortized over the life of the Credit Facility using the effective interest rate method. The deferred financing costs related to the Revolver Loan will be amortized using the straight line method over the term of the revolver.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2020, 2019 and 2018 was 3.48%, 3.39%, and 4.72%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2020 and 2019 of $1.4 million and, $0.5 million, respectively.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Real Estate Loans
On December 31, 2020, the Company purchased 100% of MPP, AMG Properties, and ZLL (refer to Note 4). As a result of this purchase, the Company assumed the existing loans held by MPP, AMG Properties, and ZLL.
MPP
On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan is $6.4 million with a variable interest rate of 0.50% less than the independent index which is the daily Wall Street Journal "Prime Rate." If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1.
AMG
On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan is $0.7 million with a variable interest rate of 0.30% less than the independent index which is the daily Wall Street Journal "Prime Rate." If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1.
ZLL
On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan is $0.7 million with a variable interest rate of 0.50% less than the independent index which is the daily Wall Street Journal "prime rate." If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt plus interest expense) of not less than 1.25 to 1.
Lines of Credit – Related Party
NMM Business Loan
On June 14, 2018, NMM amended its promissory note agreement with Preferred Bank (“NMM Business Loan Agreement”). Preferred Bank is affiliated with one of the Company’s board members who serves as the Chairman and CEO of Preferred Bank. The NMM Business Loan Agreement provides for loan availability of up to $20.0 million with a maturity date of June 22, 2020. The NMM Business Loan Agreement was subsequently amended to temporarily increase the loan availability to $27.0 million for the period from September 1, 2018 to October 31, 2019 to facilitate the issuance of an additional standby letter of credit for the benefit of CMS. The amounts outstanding as of June 30, 2019 of $5.0 million were fully repaid on September 11, 2019.
On September 5, 2018, NMM entered into a non-revolving line of credit agreement with Preferred Bank (“NMM Line of Credit Agreement”) which provides for loan availability of up to $20.0 million with a maturity date of September 5, 2019. This credit facility was subsequently amended in 2019 to reduce the loan availability to $2.2 million. The interest rate is based on the Wall Street Journal “Prime Rate” plus 0.125%, or 3.375%, as of December 31, 2020. Each drawdown from the line of credit is converted into a five-year term loan with monthly principal payments plus interest based on a five-year amortization schedule.
On September 11, 2019, the NMM Business Loan Agreement, dated as of June 14, 2018, between NMM and Preferred Bank, as amended, and the Line of Credit Agreement, dated as of September 5, 2018, between NMM and Preferred Bank, as amended, were terminated in connection with the closing of the credit facility.
APC Business Loan

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

On June 14, 2018, APC entered its promissory note agreement with Preferred Bank, which is affiliated with one of the Company’s board members, (“APC Business Loan Agreement”) which provides for loan availability of up to $10.0 million with a maturity date of June 22, 2020. APC Business Loan Agreement was subsequently amended on April 17, 2019 and June 11, 2019 to decrease the loan availability from $10.0 million to $4.1 million and extend the maturity date through December 31, 2020. On August 1, 2019 and September 10, 2019, APC Business Loan Agreement was further amended to increase loan availability from $40.0 million to $43.8 million, and decrease loan availability from $43.8 million to $4.1 million, respectively. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended. The interest rate is based on the Wall Street Journal “Prime Rate” plus 0.125%, or 3.375% and 4.875%, as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and 2019, there is no additional availability under this line of credit.
Standby Letters of Credit
In September 2019, NMM held certain letters of credit issued by Preferred Bank that were terminated and reissued under the Credit Agreement. As of December 31, 2020, there was no outstanding letters of credit and the Company has $25.0 million available under the letter of credit subfacility.
APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, (through the NMM Business Loan Agreement) and was amended in 2019 to the amount of $14.8 million for the benefit of CMS. The letter of credit is automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution to terminate prior to 90 days from any expiration date. APAACO may continue to draw from the letter of credit for one year following the bank’s notification of non-renewal. In September 2019, these letters were terminated with Preferred Bank and reissued under the Credit Agreement. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS and no amounts remain outstanding as of December 31, 2020.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

11.    Income Taxes
Provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2020	2019	2018
Current
Federal	$43,572	$9,035	$21,059
State	19,155	5,925	9,646
	62,727	14,960	30,705

Deferred
Federal	(4,963)	(3,508)	(5,954)
State	(1,657)	(3,285)	(2,391)
	(6,620)	(6,793)	(8,345)

Total provision for income taxes	$56,107	$8,167	$22,360

The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2020, the Company had Federal and California net operating loss carryforwards of approximately $69.1 million and $89.4 million, respectively. The Federal and California net operating loss carryforwards will expire at various dates from 2027 through 2040; however, $49.8 million of the Federal operating loss does not expire and will be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three years' period since the last ownership change.
Significant components of the Company's deferred tax assets (liabilities) as of December 31, 2020 and December 31, 2019 are shown below (in thousands). A valuation allowance of $15.5 million and $8.2 million as of December 31, 2020 and December 31, 2019, respectively, has been established against the Company's deferred tax assets related to loss entities the Company cannot consolidate under the Federal consolidation rules, as realization of these assets is uncertain. Valuation allowance increased by $7.3 million in 2020.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	2020	2019
Deferred tax assets
State taxes	$3,932	$1,111
Stock options	461	1,293
Accrued expenses	3,905	2,334
Allowance for bad debts	351	544
Investment in other entities	702	2,977
Net operating loss carryforward	20,758	13,850
Lease liability	4,979	3,568
Other	665	—
Deferred tax assets before valuation allowance	35,753	25,677
Valuation allowance	(15,517)	(8,192)
Net deferred tax assets	20,236	17,485

Deferred tax liabilities
Property and equipment	(661)	(927)
Acquired intangible assets	(24,661)	(29,195)
Right-of-use assets	(4,888)	(3,544)
481(a) adjustment	(985)	(1,623)
Other	—	(465)
Deferred tax liabilities	(31,195)	(35,754)

Net deferred liabilities	$(10,959)	$(18,269)

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

	Years ended December 31,
	2020	2019	2018

Tax provision at U.S. Federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	7.7	8.1	6.7
Non-deductible permanent items	0.3	3.3	1.3
Non-taxable entities	(0.2)	(2.7)	(0.7)
Stock-based compensation	0.3	(1.5)	(1.8)
Change in valuation allowance	3.2	3.2	—
Other	(1.0)	0.2	0.6

Effective income tax rate	31.3%	31.6%	27.1%
The Company's effective tax rate is different from the federal statutory rate of 21% due primarily to state taxes, change in valuation allowance, and permanent adjustments. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, permits NOL carryovers and carrybacks and modifications on the limitation of business interests. As of December 31, 2020, the Company does not expect the CARES Act to result in any material impact on the Company’s effective tax rate.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries' state and Federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through December 31, 2019 and for the years ended December 31, 2017 through December 31, 2019, respectively. The Company does not anticipate material unrecognized tax benefits within the next 12 months.
12.    Mezzanine and Stockholders’ Equity
APC
As the redemption feature (see Note 2) of APC's shares of common stock is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interests in mezzanine or temporary equity. APC’s shares were not redeemable and it was not probable that the shares would become redeemable as of December 31, 2020, 2019 and 2018.
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
Stockholders’ Equity
Preferred Stock – Series A
In October 2015, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 1,111,111 units, each unit consisting of one share of ApolloMed’s Series A Preferred Stock and a common stock warrant to purchase one share of ApolloMed’s common stock at an exercise price of $9.00 per share. NMM paid ApolloMed an aggregate of $10.0 million for the units.
Preferred Stock – Series B
In March 2016, ApolloMed entered into an agreement with NMM pursuant to which ApolloMed sold to NMM, and NMM purchased from ApolloMed, in a private offering of securities, 555,555 units, each unit consisting of one share of ApolloMed’s Series B Preferred Stock and a common stock warrant to purchase one share of ApolloMed’s common stock at an exercise price of $10.00 per share. NMM paid ApolloMed an aggregate $5.0 million for the units.
2017 Share Issuances and Repurchases
In December 2017, ApolloMed completed its business combination with NMM following the satisfaction or waiver of the conditions set forth in the Merger Agreement, pursuant to which Merger Subsidiary merged with and into NMM, with NMM surviving as a wholly owned subsidiary of ApolloMed.
In connection with the 2017 Merger and as of the effective time of the Merger (the “Effective Time”):
•each issued and outstanding share of NMM common stock was converted into the right to receive such number of shares of common stock of ApolloMed that results in the former NMM shareholders who did not dissent from the 2017 Merger (“former NMM Shareholders”) having a right to receive an aggregate of 30,397,489 shares of common stock of ApolloMed, subject to the 10% holdback pursuant to the Merger Agreement;
•ApolloMed issued to former NMM Shareholders each former NMM Shareholder’s pro rata portion of (i) warrants to purchase an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share, and (ii)

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed, exercisable at $10.00 per share; and
•ApolloMed held back an aggregate of 3,039,749 shares of common stock issuable to former NMM Shareholders, representing 10% of the total number of shares of ApolloMed common stock issuable to former NMM Shareholders, to secure indemnification rights of AMEH and its affiliates under the Merger Agreement (the “Holdback Shares”). The Holdback Shares were issued and outstanding as of December 31, 2020. The first tranche of 1,519,805 shares were issued in December 2018 and the remaining 1,511,380 were issued in December 2019, net of shares repurchase.
The shares of common stock issuable to former NMM shareholders in the exchange were 25,675,630 (net of 10% holdback and Treasury Shares). The 10% holdback shares will be released to all the former NMM shareholders based on their respective pro rata ownership interest in NMM at the Effective Time without regard to whether the former NMM shareholders are providing any services to the Company at the time of this distribution. This holdback accommodation was made as indemnification protection to the accounting acquiree (ApolloMed), and as such, is not considered compensatory. At the time when these holdback shares were issued to the former NMM shareholders, the Company recorded the stock issuance with a reduction to additional paid-in capital to properly reflect the shares outstanding.
Upon consummation of the 2017 Merger, the Company issued 520,081 shares of its common stock with a fair value of approximately $5.4 million from the conversion of a convertible promissory note issued by the Company in 2017.
Common Stock
As of December 31, 2020, 276,038 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.
Warrants
Common stock warrants, to purchase 1,111,111 shares of ApolloMed common stock, issued to NMM in connection with the Series A Preferred Stock investment in ApolloMed may be exercised at any time after issuance and through March 30, 2021, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the Merger between NMM and ApolloMed, such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the merger date.
Common stock warrants, to purchase 555,555 shares of ApolloMed common stock, issued to NMM in connection with the Series B Preferred Stock investment in ApolloMed may be exercised at any time after issuance and through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the Merger between NMM and ApolloMed, such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the Merger date.
The Company’s outstanding warrants consisted of the following:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2018	3,648,541	$9.75	3.74	$52.0
Warrants exercised	(286,357)	7.84		3.0
Warrants forfeited	(30,189)	4.50		—
Warrants outstanding at December 31, 2018	3,331,995	$9.93	2.97	33.1
Warrants granted	—	—	—	—
Warrants exercised	(177,405)	9.32	—	1.6
Warrants forfeited	—		—	—
Warrants outstanding at December 31, 2019	3,154,590	$9.96	2.01	26.7
Warrants granted	—	—	—	—
Warrants exercised	(1,247,644)	9.33	—	9.8
Warrants forfeited	(28,820)	9.00	—	—

Warrants outstanding at December 31, 2020	1,878,126	$10.39	1.63	$14.8

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share

$9.00	10,810	0.24	10,810	$9.00
10.00	1,115,342	1.44	1,115,342	10.00
11.00	751,974	1.93	751,974	11.00

$9.00 – $11.00	1,878,126	1.63	1,878,126	$10.39
During the years ended December 31, 2020 and 2019, common stock warrants were exercised for 1,247,644 and 177,405 shares of the Company’s common stock, respectively which resulted in proceeds of approximately $10.5 million and $1.7 million, respectively. The exercise price ranged from $9.00 to $11.00 per share during year ended December 31, 2020 and December 31, 2019.
Dividends
During the years ended December 31, 2020, 2019 and 2018, NMM paid dividends of $0, $0 and $13.8 million, respectively. The dividends paid in the year ended December 31, 2019 were declared in December 2018 as part of the merger between ApolloMed and NMM and was classified as restricted cash (see Note 3).
During the years ended December 31, 2020, 2019 and 2018, APC paid dividends of $136.6 million, $60.0 million and $2.0 million, respectively.
During the years ended December 31, 2020, 2019 and 2018, CDSC paid distributions of $2.1 million, $2.6 million and $2.0 million, respectively.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Treasury Stock
APC owned 12,323,164 shares of ApolloMed's common stock as of December 31, 2020, and 17,290,317 shares of ApolloMed’s common stock as of December 31, 2019, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes (see Note 1).
During the year ended December 31, 2019, APC established a brokerage account to invest excess capital in the equity market. The brokerage account is managed directly by an independent investment committee of the APC board, of which Dr. Kenneth Sim and Dr. Thomas Lam have been excluded. As of December 31, 2020 and 2019, the brokerage account only held shares of ApolloMed, as such the brokerage account totaling $7.7 million and $7.3 million, respectively, have been recorded as treasury shares.
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
As a risk-bearing organization, the Company is required to follow regulations of the Department of Managed Health Care ("DMHC"). The Company must comply with a minimum working capital requirement, tangible net equity (“TNE”) requirement, cash-to-claims ratio and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. At December 31, 2020 and 2019, APC, Alpha Care and Accountable Health Care were in compliance with these regulations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount of 2% of the Company's benchmark Medicare Part A and Part B expenditures. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS and $0 remain outstanding as of December 31, 2020.
APC and Alpha Care established irrevocable standby letters of credit with a Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 10).
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

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
14.    Related Party Transactions
During the years ended December 31, 2020, 2019, and 2018, NMM earned approximately $16.9 million, $17.3 million, and $21.6 million, respectively, in management fees, of which $2.3 million and $2.0 million, remained outstanding, at December 31, 2020 and 2019 respectively, from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 6).
During the years ended December 31, 2020, 2019, and 2018, APC paid approximately $2.2 million, $2.7 million, and $2.5 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6).
During the years ended December 31, 2020, 2019, and 2018, APC paid approximately $6.0 million, $7.8 million, and $7.0 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6).
During the years ended December 31, 2020, 2019, and 2018, APC paid approximately $0.5 million, $0.4 million, $0.3 million, respectively, to Advance Diagnostic Surgery Center for services as a provider. Advance Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the years ended December 31, 2020, 2019, and 2018, APC paid approximately $0.1 million, $0.1 million, and $0.1 million respectively, to Fresenius and their subsidiaries for services as a provider. During the year ended December 31, 2020 and 2019, APAACO paid approximately $0.7 million and $0, respectively, to Fresenius and their subsidiaries for services as a provider. One of the Company's board members is an officer of Fresenius and their subsidiaries.
During the years ended December 31, 2020 and 2019, APC paid approximately $0.3 million and $0, respectively, to Fulgent Genetics, Inc. for services as a provider. Fulgent Genetics, Inc. shares common a board member with the Company starting in 2019.
During the years ended December 31, 2020, 2019, and 2018, NMM paid approximately $1.0 million and $1.1 million, and $1.0 million to Medical Property Partners (“MPP”) for an office lease. MPP shares common ownership with certain board members of NMM (see Note 19).
During the years ended December 31, 2020 and 2019, NMM paid approximately $1.4 million and $0.2 million, respectively, to One MSO, Inc. (“One MSO”) for an office lease. One MSO was indirectly 50% owned by Drs. Sim and Lam in 2019, but as of December 31, 2020, Drs. Sim and Lam has sold their ownership to APC for $2.4 million.
During the years ended December 31, 2020, 2019, and 2018, the Company paid approximately $0.3 million, $0.5 million, and $0.4 million respectively, to Critical Quality Management Corp (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC (see Note 19).
During the years ended December 31, 2020, 2019, and 2018, SCHC paid approximately $0.4 million, $0.4 million, and $0.5 million respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC (see Note 19).
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income received related to AHMC, HSMSO and Aurion Corporation (in thousands):

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2020	2019
AHMC – Risk pool earnings net claims payment	$28,767	$40,000
HSMSO – Management fees, net	(949)	(1,700)
Aurion – Management fees	(303)	(300)

Receipts, net	$27,515	$38,000
The Company and AHMC has a risk sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the years ended December 31, 2020, 2019, and 2018, the Company has recognized risk pool revenue under this agreement of $42.6 million, $49.3 million, and $68.2 million, respectively, of which $45.3 million and $40.4 million, remain outstanding as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019, and 2018, APC paid an aggregate of approximately $33.1 million, $30.8 million, and $35.2 million, respectively, to shareholders of APC for provider services, which included approximately $9.0 million, $8.8 million, and $13.5 million, respectively, to shareholders who are also officers of APC.
During the years ended December 31, 2020 and 2019, NMM paid approximately $0.1 million and $0.2 million to an Apollo board member, Matthew Mazdyasni, for consulting services.
In addition, affiliates wholly-owned by the Company’s officers, including Dr. Thomas Lam, ApolloMed's Co-CEO and President, are reported in the accompanying consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related party transactions.
For equity method investments, loans receivable and line of credits from related parties, see Notes 6, 7 and 10, respectively.
15.    Employee Benefit Plan
NMM has a qualified 401(k) plan that covers substantially all employees who have completed at least six months of service and meet minimum age requirements. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Participants become fully vested after six years of service. NMM matches a portion of the participants’ contributions. NMM’s matching contributions for the years ended December 31, 2020 and 2019 were approximately $0.4 million and $0.2 million.
16.     Stock-Based Compensation
Equity Incentive Plans
In connection with the Merger, the Company assumed ApolloMed’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2020, there were no shares available for future grants under the 2013 Plan.
In connection with the Merger, the Company assumed ApolloMed’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2013 Plan but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations were rolled into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by ApolloMed’s stockholders at ApolloMed’s 2016 annual meeting of stockholders that was held in September 2016. As of December 31, 2020, 2019 and 2018, there were approximately 0.1 million, 0.5 million and 0.9 million shares available for future grants under the 2015 Plan, respectively.
The following table summarizes the stock-based compensation expense recognized under all of the Company's stock plans in 2020, 2019, and 2018 and associated with the issuance of restricted shares of common stock and vesting of stock options which

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

are included in General and administrative expenses in the accompanying consolidated statement of income recognized (in thousands):

	Years ended December 31,
	2020	2019	2018
Stock options	$1,763	$688	$—
Restricted stock awards	1,620	252	632
APC stock options	—	607	810
Total share-based compensation expense	$3,383	$1,547	$1,442
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Options outstanding at January 1, 2020	607,346	$9.22	3.42	$5.6
Options granted	250,746	18.11	—	—
Options exercised	(120,000)	2.58	—	1.8
Options canceled, forfeited or expired	(12,228)	17.57	—	—
Options outstanding at December 31, 2020	725,864	$13.25	3.75	$3.4

Options exercisable at December 31, 2020	449,464	$6.33	1.94	$3.6
During the years ended December 31, 2020 and 2019, stock options were exercised for 120,000 and 241,214 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.3 million and $1.5 million, respectively. The exercise prices ranged from $2.10 to $5.00 per share for the exercises during the year ended December 31, 2020 and ranged from $1.50 to $10.00 per share for the exercises during the year ended December 31, 2019. During the year ended December 31, 2020, no stock options were exercised pursuant the cashless exercise provision.
During the year ended December 31, 2020, the Company granted 191,742 and 59,004 five-year stock options to certain ApolloMed board members and executives, respectively, with exercise price ranging from $18.20-$18.41 and $17.78, respectively, which were recognized at fair value, as determined using the Black-Scholes option pricing model as follows:

December 31, 2020	Board Members	Executives
Expected Term	3.0 years	3.5 years
Expected volatility	85.44% - 90.01%	80.95%
Risk-free interest rate	0.23% - 1.43%	0.23%
Market value of common stock	$18.20 - $18.41	$ 17.78
Annual dividend yield	0%	0%
Forfeiture rate	0%	0%

Restricted Stock Awards

The Company grants restricted stock awards to employees and executives which are earned based on service conditions. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

the year ended December 31, 2020, the Company granted restricted stock awards for employees totaling 97,447 shares with a weighted average grant date fair value of $17.58 and for executives totaling 130,484 shares with the grant date fair value of $17.78. The grant date fair value of the restricted stock for employees was $1.6 million and will be recognized on a straight-line basis over the awards’ vesting period of three years, of which 7,394 shares of restricted stock with grant date fair value of $0.1 million were forfeited during the year ended December 31, 2020. The grant date fair value of restricted stock for executives was $2.3 million and will be recognized on a straight-line basis over the awards' vesting period of three years.

The Company recorded approximately $1.6 million of share-based compensation expense associated with the issuance of restricted shares of common stock and vesting of stock options which are included in general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2020. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2020 was $7.1 million.

APC Stock Options Issued Under Primary Care Physician Agreements

On October 1, 2014, NMM and APC entered into an Exclusivity Amendment Agreement as part of the Primary Care Physician Agreement to issue stock options to purchase shares of NMM and APC common stock.

The medical providers agreed to exclusivity to APC for health enrollees in consideration per provider of an exclusivity incentive in the amount of $25,000 (or $15,000 if already a preferred provider). The stock options were granted from the date of agreement through May 1, 2015 and are treated as issuances to non-employees. The exercise price of the stock options was $2.44 (for NMM pre-merger) and $0.17 (for APC) per share and providers were able to exercise anytime between August 1, 2015 and October 1, 2019, as long as the providers continue to provide services pursuant to the terms of the agreement through October 1, 2019. If the agreement is terminated by the provider with or without cause, the exclusivity incentive and any capitation payment above standard rates made in accordance with the terms of the agreement shall be fully repaid to APC by the terminating medical provider. In addition, any unexercised share options held by the terminating medical provider will be forfeited on effective date of termination, and any share options that have been exercised will be bought back by NMM and APC at the original purchase price. As all outstanding options, and the contingency to repurchase these options, expired on October 1, 2019, there is no expense recognized in connection with the Exclusivity Amendment Agreements during the year ended December 31, 2020.

17.    Earnings Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares of the Company’s common stock issued and outstanding during a certain period. Diluted net income per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for preferred stock and the treasury stock method for options and common stock warrants.
Pursuant to the Merger Agreement, ApolloMed held back 10% of the shares of its common stock that were issuable to NMM shareholders (“Holdback Shares”) to secure indemnification of ApolloMed and its affiliates under the Merger Agreement. The Holdback Shares will be held for a period of up to 24 months, with 50% issued on the first anniversary of the merger and the remaining 50% issued on the second anniversary, after the closing of the Merger (to be distributed on a pro-rata basis to former NMM shareholders), during which ApolloMed may seek indemnification for any breach of, or noncompliance with, any provision of the Merger Agreement, by NMM. The Holdback Shares are excluded from the computation of basic earnings per share but included in diluted earnings per share. As of December 31, 2020, 2019 and 2018, APC held 12,323,164, 17,290,317 and 1,682,110 shares, respectively, of ApolloMed's common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share (see Note 12). The noncontrolling interests in APC are allocated their share of ApolloMed’s income from APC’s ownership of ApolloMed common stock and this is included in the net income attributable to noncontrolling interests on the consolidated statements of income. Therefore, none of the shares of ApolloMed held by APC are considered outstanding for the purposes of basic or diluted earnings per share computation.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Below is a summary of the earnings per share computations:

	Years ended December 31,
	2020	2019	2018

Earnings per share – basic	$1.04	$0.41	$0.33
Earnings per share – diluted	$1.01	$0.39	$0.29
Weighted average shares of common stock outstanding – basic	36,527,672	34,708,429	32,893,940
Weighted average shares of common stock outstanding – diluted	37,448,430	36,403,279	37,914,886
Below is a summary of the shares included in the diluted earnings per share computations:

	Years ended December 31,
	2020	2019	2018

Weighted average shares of common stock outstanding – basic	36,527,672	34,708,429	32,893,940
10% shares held back pursuant to indemnification clause	—	—	2,935,512
Stock options	182,999	295,672	459,440
Warrants	717,029	1,384,078	1,625,994
Management restricted stock awards (dilutive)	7,242	15,100	—
Executive restricted stock awards (dilutive)	13,488	—	—
Weighted average shares of common stock outstanding – diluted	37,448,430	36,403,279	37,914,886

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

	December 31,
	2020	2019

Assets

Current assets
Cash and cash equivalents	$126,158	$87,110
Restricted cash – short-term	—	75
Investment in marketable securities	67,637	123,948
Receivables, net	5,155	9,300
Receivables, net – related party	46,718	42,976

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Other receivables	1,084	744
Prepaid expenses and other current assets	14,813	7,403
Loans receivable	50	6,425
Loans receivable - related parties	—	16,500

Total current assets	261,615	294,481

Noncurrent assets
Land, property and equipment, net	27,599	9,547
Intangible assets, net	69,250	81,439
Goodwill	109,460	108,913
Loans receivable – related parties	4,145	—
Investment in affiliates*	225,144	318,315
Investments in other entities – equity method	43,516	28,427
Investment in privately held entities	36,584	1,615
Restricted cash – long-term	500	746
Operating lease right-of-use assets	6,298	4,751
Other assets	17,177	1,057

Total noncurrent assets	539,673	554,810

Total assets	$801,288	$849,291

Current liabilities
Accounts payable and accrued expenses	$12,963	$11,187
Fiduciary accounts payable	9,642	2,027
Medical liabilities	37,684	49,019
Income taxes payable	4,225	4,530
Dividend payable	485	271
Amount due to affiliate	22,698	28,058
Current portion of long-term debt	201	—
Finance lease liabilities	102	102
Operating lease liabilities	1,242	1,088

Total current liabilities	89,242	96,282

Noncurrent liabilities
Long-term debt, net of current portion	7,379	—
Deferred tax liability	9,144	14,059
Liability for unissued equity shares	—	—
Finance lease liabilities, net of current portion	311	416
Operating lease liabilities, net of current portion	5,242	3,742

Total noncurrent liabilities	22,076	18,217

Total liabilities	$111,318	$114,499

*Investment in affiliates include APC’s investment in ApolloMed which is reflected as treasury shares and eliminated upon consolidation. As a result this balance is not reflected on ApolloMed’s consolidated balance sheets as of December 31, 2020 and 2019.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

19.     Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms ranging from 1 month to 5 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of December 31, 2020 and December 31, 2019, assets recorded under finance leases were $0.4 million and $0.5 million, respectively, and accumulated depreciation associated with finance leases was $0.4 million and $0.3 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows (in thousands):

	December 31, 2020	December 31, 2019

Operating lease cost	$6,589	$5,437

Finance lease cost
Amortization of lease expense	105	102
Interest on lease liabilities	14	17

Sublease income	(784)	(415)

Total lease cost	$5,924	$5,141

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Other information related to leases was as follows:

	December 31, 2020	December 31, 2019

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,804	$5,254
Operating cash flows from finance leases	14	17
Financing cash flows from finance leases	105	102

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	7,652	16,728
Finance leases	—	—

	December 31, 2020	December 31, 2019

Weighted Average Remaining Lease Term

Operating leases	6.80 years	6.48 years
Finance leases	3.67 years	4.67 years

Weighted Average Discount Rate

Operating leases	6.10%	6.11%
Finance leases	3.00%	3.00%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2021	$4,297	$119
2022	3,529	119
2023	3,303	119
2024	2,940	79
2025	2,648	—
Thereafter	6,818	—

Total future minimum lease payments	23,535	436
Less: imputed interest	4,493	23
Total lease obligations	19,042	413
Less: current portion	3,177	102
Long-term lease obligations	$15,865	$311
As of December 31, 2020, the Company does not have additional operating or finance leases that have not yet commenced.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

20.    Quarterly Financial Information (Unaudited)

The following tables represent our quarterly financial results (in thousands, except per share data):

	2020 Calendar Quarter
	First	Second[2]	Third	Fourth	Annual
Revenue	$165,105	$165,169	$180,123	$176,783	$687,180
Income from operations	4,365	12,906	37,356	25,876	80,503
Net income	2,987	81,001	25,424	12,908	122,320
Net income attributable to ApolloMed	4,052	7,044	16,713	10,057	37,866

Earnings per share - basic attributable to common stock [1]	$0.11	$0.20	$0.46	$0.27	$1.04

Earnings per share - diluted attributable to common stock[1]	$0.11	$0.19	$0.45	$0.26	$1.01
1 Quarterly earnings per share impacts may not add to full-year earnings per share impacts due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.
2 Includes a pre-tax gain of $99.6 million related to sale of UCI (Note 6).

	2019 Calendar Quarter
	First	Second	Third	Fourth	Annual
Revenue	$95,757	$130,050	$156,060	$178,751	$560,618
(Loss) income from operations	(3,307)	14,728	10,066	10,933	32,420
Net (loss) income	(2,450)	10,664	10,739	(1,280)	17,673
Net income attributable to ApolloMed	140	3,545	3,704	6,727	14,116

Earnings per share - basic attributable to common stock [1]	$0.00	$0.10	$0.11	$0.19	$0.41

Earnings per share - diluted attributable to common stock [1]	$0.00	$0.09	$0.10	$0.18	$0.39

1 Quarterly earnings per share calculations may not add to full-year earnings per share calculations due to the difference in weighted-average common shares for the quarters versus the weighted-average common shares for the year.

21.    Subsequent Events

On January 26, 2021, the Company entered into an agreement to purchase a 30% interest in CAIPA MSO. CAIPA MSO provides management, consulting, administrative, and other support services to professional healthcare service providers, including to Chinese American IPA d/b/a Coalition of Asian-American IPA ("CAIPA"), a leading independent practice association serving the greater New York City area. The transaction is subject to third-party consents and other customary closing conditions. ApolloMed will fund the transaction from cash on hand. The transaction is expected to close by the end of the second quarter of 2021.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our management's assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young, LLP, audited our consolidated financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company's internal control over financial reporting, a copy of which is included below in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors Apollo Medical Holdings, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Apollo Medical Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Apollo Medical Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst and Young, LLP
Los Angeles, California
March 12, 2021

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item will be contained in the Company’s Proxy Statement for the 2021 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated financial statements
The consolidated financial statements and notes thereto contained herein are as listed on the “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.
3.Exhibits required by Item 601 of Regulation S-K.

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

2.5†
Stock Purchase Agreement, dated as of December 31, 2019, among Universal Care Acquisition Partners, LLC, a Delaware limited liability company, Bright Health Company of California, Inc., a California corporation, Bright Health, Inc., a Delaware corporation (solely for purposes of section 13.22 thereto), Universal Care, Inc., a California corporation doing business as Brand New Day, Howard E. And Elaine H. Davis Family Trust, Howard E. And Elaine H. Davis Grandchildren’s Trust, Jeffrey V. Davis, Jay B. Davis, Laura Davis-Loschiavo, Marc M. Davis, Peter And Helen Lee Family Trust, and, in their respective capacities as seller representatives, Kenneth Sim, M.D., Thomas Lam, M.D., Jay Davis and Jeffrey Davis. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 6, 2020).

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 21, 2015).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

Exhibit No.	Description
3.3	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.4	Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 21, 2018).

3.5	Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2015).

3.6	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2017).

3.7	Amendment to Sections 3.1 and 3.2 of Article III of Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2015).

4.2	Amended and Restated Certificate of Designation of Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016).

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

4.10*	Description of Registered Securities

Exhibit No.	Description
10.1	2010 Equity Incentive Plan of the Company (incorporated herein by reference to Appendix A to Schedule 14C Information Statement filed on August 17, 2010).

10.2	2013 Equity Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.3*	2015 Equity Incentive Plan of the Company. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

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
10.29
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

10.32	Next Generation ACO Model Participation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.33
Form of Stockholder Lock-Up Agreement (incorporated herein by reference to Annex D to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

10.34
Convertible Secured Promissory Note made as of October 13, 2017 by George M. Jayatilaka, M.D. (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.35+
Offer Letter, dated June 5, 2018, between Apollo Medical Holdings, Inc. and Eric Chin (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.36+
Board of Directors Agreement, dated June 21, 2018, between Apollo Medical Holdings, Inc. and Ernest A. Bates, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

10.37+
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

10.39
Loan Agreement, dated May 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.40
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
10.42
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

10.44
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

10.46	Form of Amendment to Stockholder Lock-up Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2019).

10.47
First Amendment to the Stock Purchase Agreement dated August 26, 2019, by and between Allied Physicians of California, a California Professional Medical Corporation and Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.48
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

10.51
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
10.54
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

10.56
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

10.60
Form of Amendment to Stockholder Lock-up Agreement entered into on or about September 26, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.61+
Board of Directors Agreement, dated September 29, 2019, with Matthew Mazdyasni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2019).

10.62+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Kenneth Sim, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.63+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Thomas Lam, M.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.64+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Eric Chin (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.65+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.66+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Albert Young, M.D. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

Exhibit No.	Description

10.67+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Brandon Sim (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

14.1*	The Company's Code of Ethics.

16.1
Letter, dated April 27, 2020, from BDO USA, LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 28, 2020).

21.1*	Subsidiaries of Apollo Medical Holdings, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

APOLLO MEDICAL HOLDINGS, INC.

Date: March 12, 2021	By:	/s/ Kenneth Sim
Kenneth Sim, M.D.
Executive Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2021	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H.
Co-Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Kenneth Sim, M.D., and Thomas Lam, M.D., M.P.H., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ Kenneth Sim	Executive Chairman, Co-Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2021
Kenneth Sim, M.D

By:	/s/ Thomas Lam	Co-Chief Executive Officer (Principal Executive Officer), President, and Director	March 12, 2021
Thomas Lam, M.D., M.P.H.

By:	/s/ Eric Chin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2021
Eric Chin

By:	/s/ Ernest Bates	Director	March 12, 2021
Ernest Bates, M.D.

By:	/s/ John Chiang	Director	March 12, 2021
John Chiang

By:	/s/ Michael Eng	Director	March 12, 2021
Michael Eng

By:	/s/ Mark Fawcett	Director	March 12, 2021
Mark Fawcett

By:	/s/ Mitchell Kitayama	Director	March 12, 2021
Mitchell Kitayama

By:	/s/ Linda Marsh	Director	March 12, 2021
Linda Marsh

By:	/s/ Matthew Mazdyasni	Director	March 12, 2021
Matthew Mazdyasni

By:	/s/ David Schmidt	Director	March 12, 2021
David Schmidt

By:	/s/ Li Yu	Director	March 12, 2021
Li Yu