Form 10-Q
period 2021-03-31
Apollo Medical Holdings, Inc.
filed 2021-05-07
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
As of April 29, 2021, there were 54,996,738 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
Bright	Bright Health Company of California, Inc.
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners, LLC
MSSP	Medicare Shared Savings Program
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PASC	Pacific Ambulatory Health Care, LLC
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity
ZLL	ZLL Partners, LLC

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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about the Company’s guidance for the year ending December 31, 2021, any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, such as our projected capitation from CMS for the year ending December 31, 2021, or otherwise, and our future liquidity, including cash flows and any payments under the $545.0 million loan we made to our VIE, AP-AMH; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; any statements regarding the outlook on our NGACO Model or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
    Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes and results to differ materially from those indicated by such statements.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2021	December 31, 2020

Assets

Current assets
Cash and cash equivalents	$205,876	$193,470
Investment in marketable securities	66,931	67,695
Receivables, net	16,448	7,058
Receivables, net – related parties	66,872	49,260
Other receivables	4,518	4,297
Prepaid expenses and other current assets	9,630	16,797

Total current assets	370,275	338,577

Noncurrent assets
Land, property, and equipment, net	29,609	29,890
Intangible assets, net	83,199	86,985
Goodwill	239,053	239,053
Loans receivable	480	480
Loans receivable – related parties	4,129	4,145
Investment in other entities – equity method	42,615	43,292
Investments in privately held entities	37,075	37,075
Restricted cash	—	500
Operating lease right-of-use assets	17,738	18,574
Other assets	19,107	18,915

Total noncurrent assets	473,005	478,909

Total assets (1)	$843,280	$817,486

Liabilities, mezzanine equity, and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$40,234	$36,143
Fiduciary accounts payable	6,871	9,642
Medical liabilities	51,479	50,330
Income taxes payable	12,059	4,224
Dividend payable	481	485
Finance lease liabilities	109	102
Operating lease liabilities	3,036	3,177
Current portion of long-term debt	12,078	10,889

	March 31, 2021	December 31, 2020

Total current liabilities	126,347	114,992

Noncurrent liabilities
Deferred tax liability	10,038	10,959
Finance lease liabilities, net of current portion	277	311
Operating lease liabilities, net of current portion	15,147	15,865
Long-term debt, net of current portion and deferred financing costs	226,937	230,211

Total noncurrent liabilities	252,399	257,346

Total liabilities (1)	378,746	372,338

Commitments and contingencies (Note 10)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation	114,847	114,237

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 42,638,389 and 42,249,137 shares outstanding, excluding 12,425,639 and 12,323,164 treasury shares, as of March 31, 2021 and December 31, 2020, respectively	43	42
Additional paid-in capital	266,126	261,011
Retained earnings	82,922	69,771
	349,091	330,824

Noncontrolling interest	596	87

Total stockholders’ equity	349,687	330,911

Total liabilities, mezzanine equity, and stockholders’ equity	$843,280	$817,486
The accompanying notes are an integral part of these unaudited consolidated financial statements.
(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $929.9 million and $801.3 million as of March 31, 2021 and December 31, 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $115.3 million and $111.3 million as of March 31, 2021 and December 31, 2020, respectively. See Note 14 – Variable Interest Entities (VIEs) for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue
Capitation, net	$144,740	$140,421
Risk pool settlements and incentives	18,010	11,236
Management fee income	8,550	8,815
Fee-for-service, net	3,086	3,427
Other income	1,672	1,206

Total revenue	176,058	165,105

Operating expenses
Cost of services, excluding depreciation and amortization	140,616	144,204
General and administrative expenses	9,464	11,834
Depreciation and amortization	4,197	4,702

Total expenses	154,277	160,740

Income from operations	21,781	4,365

Other (expense) income
(Loss) income from equity method investments	(677)	2,054
Interest expense	(1,523)	(2,868)
Interest income	349	929
Other income	1,304	102

Total other (expense) income, net	(547)	217

Income before provision for income taxes	21,234	4,582

Provision for income taxes	6,776	1,595

Net income	14,458	2,987

Net income (loss) attributable to noncontrolling interest	1,307	(1,065)

Net income attributable to Apollo Medical Holdings, Inc.	$13,151	$4,052

Earnings per share – basic	$0.31	$0.11

Earnings per share – diluted	$0.30	$0.11
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2021	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income	760	—	—	—	13,151	547	13,698
Purchase of noncontrolling interest	(150)	—	—	—	—	(75)	$(75)
Issuance of treasury shares to APC	—	(34,158)	—	(342)	—	—	$(342)
Cancellation of restricted stock awards	—	(5,281)	—	(144)	—	—	$(144)
Shares issued for vesting of restricted stock awards	—	7,689	—	—	—	—	$—
Sales of noncontrolling interest	—	—	—	—	—	37	$37
Shares issued for exercise of options and warrants	—	421,002	1	4,255	—	—	4,256
Share-based compensation	—	—	—	1,346	—	—	1,346
Balance at March 31, 2021	$114,847	42,638,389	$43	$266,126	$82,922	$596	$349,687

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2020	$168,725	35,908,057	$36	$159,608	$31,905	$786	$192,335
Net (loss) income	(1,160)	—	—	—	4,052	95	4,147
Purchase of noncontrolling interest	(126)	—	—	—	—	—	—
Purchase of treasury shares	—	(16,897)	—	(301)			(301)
Shares issued for exercise of options and warrants	—	151,601	—	722	—	—	722
Share-based compensation	—	—	—	1,058	—	—	1,058
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2020	$157,439	36,042,761	$36	$161,087	$35,957	$881	$197,961
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$14,458	$2,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,197	4,702
Amortization of debt issuance costs	351	308
Share-based compensation	1,346	1,058
Unrealized gain from investment in equity securities	(9)	(162)
Loss (income) from equity method investments	677	(2,054)
Deferred tax	(921)	(1,915)
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(9,390)	(7,043)
Receivables, net – related parties	(17,612)	(2,774)
Other receivables	(223)	521
Prepaid expenses and other current assets	7,165	(1,495)
Right-of-use assets	836	794
Other assets	(192)	(4,801)
Accounts payable and accrued expenses	3,915	(7,173)
Fiduciary accounts payable	(2,771)	(318)
Medical liabilities	1,149	4,973
Income taxes payable	7,835	3,505
Operating lease liabilities	(859)	(406)
Net cash provided by (used in) operating activities	9,952	(9,293)

Cash flows from investing activities
Proceeds from repayment of loans receivable – related parties	16	—
Proceeds from sale of marketable securities	1,106	—
Purchases of marketable securities	(332)	(374)
Purchase of investment – equity method	—	(300)
Purchases of property and equipment	(98)	(269)
Net cash provided by (used in) investing activities	692	(943)

Cash flows from financing activities
Dividends paid	(4)	(9,934)
Repayment of term loan	(2,434)	(2,375)
Payment of finance lease obligations	(27)	(26)
Proceeds from the exercise of stock options and warrants	4,256	700
Repurchase of shares	(342)	(426)
Purchase of noncontrolling interest	(225)	—
Proceeds from sale of noncontrolling interest	38	—

Net cash provided by (used in) financing activities	1,262	(12,061)

Net increase (decrease) in cash, cash equivalents, and restricted cash	11,906	(22,297)

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents, and restricted cash, beginning of period	193,970	104,010

Cash, cash equivalents, and restricted cash, end of period	$205,876	$81,713

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$40	$—
Cash paid for interest	1,277	2,619

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$—	$66
Cancellation of restricted stock awards	144	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$205,876	$80,892
Restricted cash – current	—	75
Restricted cash – noncurrent	—	746
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$205,876	$81,713

	December 31,
	2020	2019
Cash and cash equivalents	$193,470	$103,189
Restricted cash – current	500	746
Restricted cash – noncurrent	—	75
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$193,970	$104,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of Business
Overview

Apollo Medical Holdings, Inc. (“ApolloMed”) is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, ApolloMed operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. ApolloMed was merged with Network Medical Management (“NMM”) on December 8, 2017 (“2017 Merger”). As a result of the 2017 Merger, NMM became a wholly-owned subsidiary of ApolloMed, and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and maintain control of the board of directors of ApolloMed. Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to ApolloMed and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Headquartered in Alhambra, California, ApolloMed’s subsidiaries include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and a Next Generation Accountable Care Organization (“NGACO”). NMM and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the following brands: (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc., and (iii) Accountable Health Care IPA. These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). The Company’s NGACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.

The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists.
NMM was formed in 1994 as an MSO for the purposes of providing management services to medical companies and IPAs. The management services primarily include billing, collection, accounting, administration, quality assurance, marketing, compliance, and education. Following the 2017 Merger, NMM became a wholly-owned subsidiary of ApolloMed.
APC was incorporated in 1992 for the purpose of arranging healthcare services as an IPA. APC has contracts with various health maintenance organizations (“HMOs”) and other licensed healthcare service plans as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is subject to stop-loss provisions in contracts with HMOs.
In July 1999, APC entered into an amended and restated management and administrative services agreement with NMM (the initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. In accordance with relevant accounting guidance, APC is determined to be a VIE of the Company, as NMM is the primary beneficiary with the ability to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance through its majority representation on the APC Joint Planning Board; therefore, APC is consolidated by NMM.
AP-AMH Medical Corporation (“AP-AMH”) was formed in May 2019, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH. Through its contractual arrangements with AP-AMH and its sole shareholder, ApolloMed has the ability to direct the activities (excluding clinical decisions) that most significantly affect AP-AMH’s economic performance, and has the right to receive benefits from the operations of AP-AMH and has the option, but not the obligation, to cover losses. Therefore, AP-AMH is determined to be a VIE of ApolloMed and is consolidated by ApolloMed as the primary beneficiary of this VIE.

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
2.AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for aggregate consideration of $545.0 million in a private placement. Under the terms of the APC Certificate of Determination of Preferences of Series A Preferred Stock (the “Certificate of Determination”), AP-AMH is entitled to receive preferential, cumulative dividends (“Series A Dividends”) that accrue on a daily basis and that are equal to the sum of (i) APC’s net income from healthcare services (as defined in the Certificate of Determination), plus (ii) any dividends received by APC from certain of APC’s affiliated entities, less (iii) any Retained Amounts (as defined in the Certificate of Determination).
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
As part of the series of transactions described above, APC and AP-AMH entered into a Second Amendment to Series A Preferred Stock Purchase Agreement clarifying the term “Excluded Assets.” Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
APC’s ownership in ApolloMed was 22.59% at March 31, 2021 and 22.58% at December 31, 2020.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of March 31, 2021, APC owned 45.01% of CDSC’s capital stock. CDSC is determined to be a VIE and APC is determined to be the primary beneficiary. APC has the ability to direct the activities that most significantly affect CDSC’s economic performance and receives the most economic benefits; therefore CDSC is consolidated by APC.
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
Alpha Care, an IPA acquired by the Company in May 2019, has been operating in California since 1993 as a risk-bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to its enrollees and focuses on Medi-Cal/Medicaid, Commercial, and Medicare and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
Accountable Health Care is a California-based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and healthcare providers for more than 20 years. As of March 31, 2021, Accountable Health Care has a network of over 334 primary care physicians and 576 specialty care physicians and is affiliated with a community hospital medical center, that provides quality healthcare services to its members through three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, and Medicare. In August 2019, APC and APC-LSMA acquired the remaining outstanding shares of Accountable Health Care’s capital stock that they did not already own (comprising 75%) for $7.3 million in cash.
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
In December 2020, using cash comprised solely of Excluded Assets, APC paid $12.2 million for a 100% interest in three limited liability companies that own office buildings leased to tenants. As a result, Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) are 100% owned subsidiaries of APC and are included in the consolidated financial statements, but are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the definitive proxy statement that ApolloMed filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2019 (the “2019 Proxy Statement”) and consequently will not affect net income attributable to ApolloMed.
APAACO, jointly owned by NMM and AMM, began participating in the NGACO Model of CMS in January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model.
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

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2020, has been derived from the Company’s audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future periods.

Principles of Consolidation
The consolidated balance sheets as of March 31, 2021 and December 31, 2020, and the consolidated statements of income for the three months ended March 31, 2021 and 2020, include the accounts of ApolloMed; its consolidated subsidiaries, NMM, AMM, and APAACO; its consolidated VIE, AP-AMH; AMM’s consolidated VIE, SCHC; NMM’s consolidated subsidiaries, APCN-ACO and AP-ACO; NMM’s consolidated VIE, APC; APC’s consolidated subsidiaries, UCAP, MPP, AMG Properties and ZLL, APC’s consolidated VIEs, CDSC, APC-LSMA and ICC; and APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints, completion factors and historical margins), income tax-valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
Variable Interest Entities
On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly-owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:
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
A legal entity is determined to be a VIE if it has any of the following three characteristics:
1.The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
2.The entity is established with non-substantive voting rights (i.e., where the entity deprives the majority economic interest holder(s) of voting rights); or
3.The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:
a.The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:
i.Substantive participating rights in day-to-day management of the entity’s activities; or
ii.Substantive kick-out rights over the party responsible for significant decisions;
iii.The obligation to absorb the entity’s expected losses; or
iv.The right to receive the entity’s expected residual returns.

If the Company determines that any of the three characteristics of a VIE are met, the Company will conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.
Variable interest model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 14 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of March 31, 2021 and December 31, 2020, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $295.7 million and $294.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts.
Investments in Marketable Securities
The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. As of March 31, 2021 and December 31, 2020, investments in marketable securities amounted to approximately $66.9 million and $67.7 million, respectively, and consisted of equity securities and certificates of deposit with various financial institutions, reported at par value, plus accrued interest, with maturity dates from four months to 24 months (see fair value measurements of financial instruments below). Investments in certificates of deposits are classified as Level 1 investments in the fair value hierarchy.

Receivables, Receivables – Related Parties, and Loan Receivables
The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements, incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.
The Company’s receivables – related parties are comprised of risk pool settlements, management fee income and incentive receivables, and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

The Company's loan receivables and loan receivables – related parties consist of promissory notes from payees that are expected to be collected between two to four years and accrue interest per annum.
Capitation and claims receivable relate to each health plan’s capitation and is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consists of recoverable claims paid related to the 2020 APAACO performance year to be administered following instructions from CMS, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop loss insurance premium reimbursements.
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.
Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. In regards to the credit loss standard, the Company continuously monitors its collections of receivables and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.
Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020

Commercial	$32,266	$24,710
Medicare	64,677	68,641
Medicaid	69,664	62,690
Other third parties	9,451	9,064
Revenue	$176,058	$165,105

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended March 31,
	2021	2020

Payor A	12.8%	12.1%
Payor B	10.5%	10.3%
Payor C	16.9%	17.6%
Payor D	*	13.3%

*    Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of March 31, 2021	As of December 31, 2020

Payor C	11.9%	*
Payor E	42.8%	43.9%
Payor F	32.3%	36.5%
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
The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2021, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$126,985	$—	$—	$126,985
Marketable securities – certificates of deposit	66,862	—	—	66,862
Marketable securities – equity securities	69	—	—	69

Total	$193,916	$—	$—	$193,916
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$115,769	$—	$—	$115,769
Marketable securities – certificates of deposit	67,637	—	—	67,637
Marketable securities – equity securities	58	—	—	58

Total	$183,464	$—	$—	$183,464
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the three months ended March 31, 2021.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2021 and 2020.

Goodwill and Indefinite-Lived Intangible Assets
Under ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.
At least annually, at the Company’s fiscal year-end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three reporting units (1) management services, (2) IPAs, and (3) accountable care organizations. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three months ended March 31, 2021 and 2020. Goodwill as of March 31, 2021 and December 31, 2020 was $239.1 million.
Investments in Other Entities — Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under income (loss) from equity method investments and also is adjusted by contributions to, and distributions from, the investee. Equity method investments are subject to impairment evaluation.
Investments in Other Entities — Cost Method
The Company accounts for certain investments using the cost method of accounting when it is determined that the investment provides the Company with little or no influence over the investee. Under the cost method of accounting, the investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. The investments in privately held entities that do not report net asset value (“NAV”) are subject to qualitative assessment for indicators of impairments.
Medical Liabilities
APC, Alpha Care, Accountable Health Care, and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. APC, Alpha Care, Accountable Health Care, and APAACO provide integrated care to HMOs, Medicare, and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying consolidated statements of income.

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
Fiduciary Cash and Payable
APC, Alpha Care, and Accountable Health Care collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $6.9 million and $9.6 million as of March 31, 2021 and December 31, 2020, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
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
Risk Pool Settlements and Incentives

APC enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical margin, IBNR completion factors and constraint percentages were used by management in applying the most likely amount methodology.

Under capitated arrangements with certain HMOs, APC participates in one or more shared risk arrangements relating to the provision of institutional services to enrollees and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.

The Company’s risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Final settlement of risk pools for prior contract years generally occur in the third or fourth quarter of the following year.

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
NGACO AIPBP Revenue
For each performance year, the Company must submit to CMS its selections for risk arrangement, the amount of the profit/loss cap, alternative payment mechanism, benefits enhancements, if any, and its decision regarding voluntary alignment under the NGACO Model. The Company must obtain CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation from CMS on a monthly basis to pay claims from in-network providers. The Company records such capitation received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS and the Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO capitation revenues monthly. Excess over claims paid, plus an estimate for the related IBNR claims (see Note 7), are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess capitation paid for the performance year and the excess is refunded to CMS.
For each performance year, CMS pays the Company in accordance with the alternative payment mechanism, if any, for which CMS has approved the Company, the risk arrangement for which the Company has been approved by CMS, and as otherwise provided in an NGACO Participation Agreement between APAACO and CMS (the “Participation Agreement”). Following the end of each performance year and at such other times as may be required under the Participation Agreement, CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies. If CMS owes the Company shared savings or other monies, CMS will pay the Company in full within 30 days after the date on which the relevant settlement report is deemed final, except as provided in the Participation Agreement. If the Company owes CMS shared losses or other monies owed as a result of a final settlement, the Company will pay CMS in full within 30 days after the relevant settlement report is deemed final. If the Company fails to pay the amounts due to CMS in full within 30 days after the date of a demand letter or settlement report, CMS will assess simple interest on the unpaid balance at the rate applicable to other Medicare debts under current provisions of law and applicable regulations. In addition, CMS and the U.S. Department of the Treasury may use any applicable debt collection tools available to collect any amounts owed by the Company.
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
For performance year 2021, the Company receives monthly AIPBP payments at a rate of approximately $8.0 million per month from CMS, and must comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company has received approximately $23.9 million in total AIPBP payments for the three months ended March 31, 2021, of which $17.2 million has been recognized as revenue.
Management Fee Income
Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals, and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of gross revenue or fee collections, or amounts fixed on a monthly, quarterly, or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits, or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the applicable agreement.
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
Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the Company bills and collects the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians. Under the FFS arrangements, the Company bills the hospitals and third-party payors for the physician staffing and further bills patients or their third-party payors for patient care services provided and receives payment. FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and are recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the consolidated financial statements. The recognition of net revenue (gross charges, less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems, as well as an estimate of the revenue associated with medical services.
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
The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether and with whom the patients the Company provides services to in the period are insured and the Company’s contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of income in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions, and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows.
Contract Assets
Revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets are comprised of receivables and receivables – related parties.

The Company’s billing and accounting systems provide historical trends of cash collections and contractual write-offs, accounts receivable aging, and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly as revenues are recognized. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance.
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $19.3 million and $13.0 million as of March 31, 2021 and December 31, 2020, respectively, and is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the three months ended March 31, 2021, $0.4 million of the Company’s contract liability accrued in 2020 has been recognized as revenue.
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
Share-Based Compensation
The Company maintains a stock-based compensation program for employees, non-employees, directors, and consultants. The value of share-based awards, such as options, is recognized as compensation expense on a cumulative straight-line basis over the vesting period of the awards, adjusted for expected forfeitures. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation) that lapses based on time-based and performance-based vesting schedules.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. As of March 31, 2021 and December 31, 2020, APC’s shares were not redeemable, nor was it probable the shares would become redeemable.
Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases under 12 months term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

Beneficial Interest

In April 2020, Universal Care Acquisition Partners, LLC (“UCAP”), a 100% owned subsidiary of APC, sold its 48.9% ownership interest in UCI to Bright. Pursuant to the terms of the stock purchase agreement, APC has a beneficial interest in the equity method investment sold. The estimated fair value of such interest in April 2020, was $15.7 million and is included in other assets in the accompanying consolidated balance sheets. The beneficial interest is the result of a gross margin provision in the stock purchase agreement which entitles UCAP to potentially receive additional cash and preferred shares (currently held in an escrow account with cash of $15.6 million and preferred shares with an estimated fair value of $6.4 million, total estimated fair value of $22.0 million on the date of sale) based on the gross margin of UCI for calendar year 2020 as measured against a target. The amount to be received varies dependent upon the gross margin as compared to the target but cannot exceed the amounts that are in the escrow account. Additionally, the stock purchase agreement includes a tangible net equity provision that may result in the receipt or payment of additional amounts based on a comparison of final tangible net equity of UCI on the date of sale (determined with the benefit of one year of hindsight) as compared to the estimated tangible net equity at the time of sale. It is expected that settlement of the beneficial interest will begin in the second half of 2021. The Company determined the fair value of the beneficial interest using an income approach which includes significant unobservable inputs (Level 3). Specifically, the Company utilized a probability-weighted discounted cash flow model using a risk-free Treasury rate to estimate fair value which considered various scenarios of gross margin adjustment and the impact of each adjustment to the expected proceeds from the escrow account, and assigned probabilities to each such scenario in determining fair value. The gross margin adjustment is defined as three times any deficit in actual gross margin of UCI for the year ended December 31, 2020, below a target gross margin unless such deficit is within a specific dollar amount.
Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
Other than the standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

3.    Intangible Assets, Net
At March 31, 2021, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross March 31, 2021	Accumulated Amortization	Net March 31, 2021
Amortized intangible assets:
Network relationships	11-15	$143,930	$(76,171)	$67,759
Management contracts	15	22,832	(12,202)	10,630
Member relationships	12	6,696	(3,415)	3,281
Patient management platform	5	2,060	(1,373)	687
Trade names/trademarks	20	1,011	(169)	842
		$176,529	$(93,330)	$83,199
At December 31, 2020, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2020	Accumulated Amortization	Net December 31, 2020
Amortized intangible assets:
Network relationships	11-15	$143,930	$(73,169)	$70,761
Management contracts	15	22,832	(11,715)	11,117
Member relationships	12	6,696	(3,234)	3,462
Patient management platform	5	2,060	(1,270)	790
Trade names/trademarks	20	1,011	(156)	855
		$176,529	$(89,544)	$86,985
Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $3.8 million and $4.2 million for the three months ended March 31, 2021 and 2020.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2021 (excluding the three months ended March 31, 2021)	$10,738
2022	12,673
2023	10,842
2024	9,830
2025	8,758
Thereafter	30,358

Total	$83,199

4.    Investments in Other Entities — Equity Method
Rollforward of Equity Method Investment (in thousands)

	December 31, 2020	Allocation of Income (Loss)	March 31, 2021
LaSalle Medical Associates – IPA Line of Business	$13,047	$(718)	$12,329
Pacific Medical Imaging & Oncology Center, Inc.	1,413	(14)	1,399
Diagnostic Medical Group	2,613	36	2,649
531 W. College, LLC – related party	17,200	(106)	17,094
One MSO, LLC - related party	2,395	125	2,520
Tag-6 Medical Investment Group, LLC - related party	4,516	—	4,516
Tag-8 Medical Investment Group, LLC - related party	2,108	—	2,108
	$43,292	$(677)	$42,615
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high quality care to patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties through its network of approximately 2,400 independently contracted primary care physicians and specialist providers. LMA’s patients are primarily served by Medi-Cal, but also served by Blue Cross, Blue Shield, Molina, Health Net and Inland Empire Health Plan. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. On December 18, 2020, the Company exercised its option to convert the promissory note totaling $6.4 million due from Dr. Arteaga into an additional 21.25% interest in LMA’s IPA line of business. As a result, APC-LSMA’s interest in LMA’s IPA line of business increased to 46.25%. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended March 31, 2021 and 2020, APC recognized a loss from this investment of $0.7 million and $0.6 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $12.3 million and $13.0 million at March 31, 2021 and December 31, 2020, respectively.

LMA’s summarized balance sheets at March 31, 2021 and December 31, 2020, and summarized statements of operations for the three months ended March 31, 2021 and 2020, with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	March 31, 2021	December 31, 2020
Assets

Cash and cash equivalents	$1,756	$9,350
Restricted cash	693	691
Receivables, net	5,939	3,918
Other current assets	880	881
Loan receivable	2,250	2,250

Total assets	$11,518	$17,090

Liabilities and Stockholders’ Deficit
Current liabilities	$17,570	$21,589
Stockholders’ deficit	(6,052)	(4,499)

Total liabilities and stockholders’ deficit	$11,518	$17,090
Statements of Operations

	Three Months Ended March 31,
	2021	2020

Revenues	$47,224	$46,304
Expenses	48,776	48,730

Net loss	$(1,552)	$(2,426)

Pacific Medical Imaging and Oncology Center, Inc.
Incorporated in California in 2004, PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high-quality diagnostic services, such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry, and digital mammography at its facilities.
In July 2015, APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA invested $1.2 million for a 40% ownership interest in PMIOC.

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.5 million and $0.6 million, for the three months ended March 31, 2021 and 2020, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended March 31, 2021 and 2020, APC recognized a loss from this investment of approximately $14,570 and $0.1 million, respectively, in the accompanying consolidated statements of income and had investment balances of $1.4 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively.
Diagnostic Medical Group

In May 2016, David C.P. Chen M.D., individually, and APC-LSMA entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG.
APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended March 31, 2021 and 2020, APC recognized income from this investment of $36,000 and $5,244, respectively, in the consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.6 million and $2.6 million as of March 31, 2021 and December 31, 2020, respectively.
531 W. College LLC – Related Party
In June 2018, College Street Investment LP, a California limited partnership (“CSI”), APC and NMM entered into an operating agreement to govern the limited liability company, 531 W. College, LLC, and the conduct of its business, and to specify their relative rights and obligations. CSI, APC, and NMM, each owned 50%, 25%, and 25%, respectively, of member units based on initial capital contributions of $16.7 million, $8.3 million, and $8.3 million, respectively.
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
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. For the three months ended March 31, 2021 and 2020, APC recognized losses of $0.1 million and $0.1 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $17.1 million and $17.2 million at March 31, 2021 and December 31, 2020, respectively.
531 W. College LLC’s balance sheets at March 31, 2021 and December 31, 2020, and statements of operations for the three months ended March 31, 2021 and 2020, are as follows (in thousands):
Balance sheets

	March 31, 2021	December 31, 2020
Assets

Cash	$317	$648
Other current assets	8	17
Other assets	165	70
Property and equipment, net	33,697	33,697

Total assets	$34,187	$34,432

Liabilities and Members’ Equity

Current liabilities	$—	$32
Stockholders’ equity	34,187	34,400

Total liabilities and members’ equity	$34,187	$34,432

Statements of Operation

	Three Months Ended March 31,
	2021	2020
Revenues	$—	$—
Expenses	211	338
Loss from operations	(211)	(338)

Other income	—	21

Provision for income tax	1	—

Net loss	$(212)	$(317)

One MSO LLC - Related Party
On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% membership interest in One MSO LLC (“One MSO”) for $2.4 million. One MSO owns an office building in Monterey Park, California that is currently being leased to tenants, including NMM. APC’s interests in One MSO are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in One MSO has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the 2019 Proxy Statement and consequently will not affect net income attributable to ApolloMed. For the three months ended March 31, 2021, One MSO recognized income of $0.1 million in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.5 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively.

Tag-6 Medical Investment Group, LLC and Tag-8 Medical Investment Group, LLC - Related Party

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% membership interest in Tag-6 Medical Investment Group, LLC (“Tag 6”) for $4.5 million and a 50% membership interest in Tag-8 Medical Investment Group, LLC (“Tag 8”) for $2.1 million. Tag 6 and Tag 8 both own vacant land in Alhambra, California with plans to develop medical offices in the future. Both Tag 6 and Tag 8 share common ownership with certain board members of APC and as such are considered related parties. APC’s interests in Tag 6 and Tag 8 are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the 2019 Proxy Statement and consequently will not affect net income attributable to ApolloMed. For the three months ended March 31, 2021, there was no income recognized in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the Tag 6 investment of $4.5 million at March 31, 2021 and December 31, 2020 and Tag 8 investment of $2.1 million at March 31, 2021 and December 31, 2020.
Investments in privately held entities that do not report net asset value
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented an approximately 2.8% ownership interest. In connection with the initial purchase, APC received a five-year warrant to purchase an additional 270,000 membership interests. A five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests were contingent upon the portal completion date. However, APC did not exercise the option after completion of the portal. As APC does not have the ability to exercise significant influence, and lacks control over the investee, this investment is accounted for using a measurement alternative which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
AchievaMed

In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investment in privately held entities in the accompanying consolidated balance sheets as of March 31, 2021.
Bright Health, Inc.
In April 2020, UCAP completed the sale of its 48.9% ownership interest in UCI to Bright for approximately $69.2 million in cash proceeds (including $16.5 million as repayment of indebtedness owed to APC), plus non-cash consideration consisting of shares of Bright Health, Inc.’s preferred stock having an estimated fair value on the transaction date of approximately $36.2 million. The related investment balance of $36.2 million is included in investment in privately held entities in the accompanying consolidated balance sheet as of March 31, 2021.

5.    Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Pacific6
In October 2020, NMM received a promissory note from Pacific6 totaling $0.5 million as a result of the sale of the Company’s interest in MWN. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan receivable – related parties
AHMC
In October 2020, APC entered into a promissory note with AHMC (the “AHMC Note”) for a principal amount of $4.0 million with a maturity date of two years from the date of the agreement. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. As of March 31, 2021, the total principal of $4.0 million remains outstanding. One of the Company’s board members is an officer of AHMC.
The Company assessed the outstanding loan receivable under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, and reassessing any insolvency risk that is identified. If a failure to pay occurs, the Company assesses the terms of the notes and estimates an expected credit loss based on the remittance schedule of the note.

6.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$9,535	$9,554
Capitation payable	2,072	3,541
Subcontractor IPA payable	2,026	1,662
Professional fees	1,579	1,378
Due to related parties	—	50
Contract liabilities	19,275	12,988
Accrued compensation	5,747	6,970
Total accounts payable and accrued expenses	$40,234	$36,143

7.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
Medical liabilities, beginning of period	$50,330	$58,725
Components of medical care costs related to claims incurred:
Current period	83,329	85,928
Prior periods	(2,018)	(602)
Total medical care costs	81,311	85,326
Payments for medical care costs related to claims incurred:
Current period	(41,713)	(37,004)
Prior periods	(39,344)	(43,247)
Total paid	(81,057)	(80,251)
Adjustments	895	(102)

Medical liabilities, end of period	$51,479	$63,698

8.    Credit Facility, Bank Loan and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	March 31, 2021	December 31, 2020

Term Loan A	$175,750	$178,125
Revolver Loan	60,000	60,000
Real Estate Loan	7,530	7,580
Total debt	243,280	245,705

Less: Current portion of debt	(12,078)	(10,889)
Less: Unamortized financing costs	(4,265)	(4,605)

Long-term debt	$226,937	$230,211
The estimated fair value of our long-term debt, was determined using Level 2 inputs primarily related to comparable market prices.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2021 (excluding the three months ended March 31, 2021)	$8,464
2022	14,459
2023	15,653
2024	197,972
2025 and thereafter	6,732

Total	$243,280

Credit Agreement
In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”) with Truist Bank (f.k.a. SunTrust Bank), in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement and, together with the Company, granted the Lenders a security interest in all of its assets, including, without limitation, all stock and other equity issued by their subsidiaries (including NMM) and all rights with respect to the AP-AMH Loan.
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
The proceeds of the term loan and up to $60.0 million of the revolving credit facility were used to (i) finance a portion of the $545.0 million loan made by the Company to AP-AMH, concurrently with the closing of the Credit Agreement (the “AP-AMH Loan”) as described in the Company's Current Reports on Form 8-K filed with the SEC on May 31, 2019 and August 29, 2019, (ii) refinance certain indebtedness of the Company and its subsidiaries and, indirectly, APC, (iii) pay transaction costs and expenses arising in connection with the Credit Agreement, the AP-AMH Loan, and certain other related transactions and (iv) provide for working capital, capital expenditures and other general corporate purposes. The remainder of the revolving credit facility will be used to finance future acquisitions and investments and to provide for working capital needs, capital expenditures, and other general corporate purposes.
The Company is required to pay an annual facility fee of between 0.20% to 0.35% on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and Truist Securities, Inc. (f.k.a. SunTrust Robinson Humphrey, Inc.), the lead arranger of the Credit Agreement.
Amounts borrowed under the Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread between 1.00% and 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. As of March 31, 2021, the interest rate on Term Loan A and Revolver Loan was 2.20% and 2.19%, respectively. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty, except for LIBOR breakage costs and expenses. If LIBOR ceases to be reported, the Credit Agreement requires the Company and the Agent to endeavor to establish a commercially reasonable alternative rate of interest and until they are able to do so, all borrowings must be at the base rate.

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

Refer to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2019 for additional information.

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs are amortized over the life of the Credit Facility using the effective interest rate method. At March 31, 2021 and December 31, 2020, the unamortized deferred financing cost was $4.3 million and $4.6 million, respectively.

Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of this purchase, APC assumed the existing loans held by MPP, AMG Properties, and ZLL.

MPP

On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $6.4 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of March 31, 2021, the balance outstanding was $6.2 million. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties

On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $0.7 million with a variable interest rate of 0.30% less than the independent index which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of March 31, 2021, the balance outstanding was $0.7 million. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

ZLL

On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $0.7 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of March 31, 2021, the balance outstanding was $0.6 million. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2021 and 2020, was 2.08% and 4.24%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs of $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Lines of Credit – Related Party

APC Business Loan
On September 10, 2019, the APC Business Loan Agreement with Preferred Bank (the “APC Business Loan Agreement”) was amended to decrease loan availability to $4.1 million. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended. One of the Company’s board members is the chairman and CEO of Preferred Bank.
Standby Letters of Credit
In September 2019, NMM held certain letters of credit issued by Preferred Bank that were terminated and reissued under the Credit Agreement. As of March 31, 2021, there were no outstanding letters of credit and the Company has $25.0 million available under the letters of credit subfacility.
APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, totaling $14.8 million for the benefit of CMS. In August 2020, the irrevocable standby letter of credit was released by CMS. As of March 31, 2021, no standby letters of credit for APAACO were outstanding.

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

9.    Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature of the APC shares (see Note 2) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interest in APC as mezzanine or temporary equity. APC’s shares are not redeemable, and it is not probable that the shares will become redeemable as of March 31, 2021 and December 31, 2020.
Stockholders’ Equity

As of March 31, 2021, 144,466 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the Merger.

Treasury Stock
APC owned 12,425,639 and 12,323,164 shares of ApolloMed’s common stock as of March 31, 2021 and December 31, 2020, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes. During the three months ended March 31, 2021, the Company issued 34,158 shares of common stock to APC as a result of APC exercising their warrants.
Dividends
During the three months ended March 31, 2021 and 2020, APC paid dividends of $0 and $10.0 million, respectively.

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
As risk-bearing organizations, APC, Alpha Care, and Accountable Health Care are required to comply with California DMHC regulations, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio, and claims payment requirements prescribed by the California DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS. The guarantee generally must be in an amount equal to 2% of the Company’s benchmark Medicare Part A and Part B expenditures. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS and $0 million remains outstanding as of March 31, 2021.
APC and Alpha Care established irrevocable standby letters of credit with a Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 8).
Litigation
From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of its business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
Liability Insurance
The Company believes that its insurance coverage is appropriate based upon the Company’s claims experience and the nature and risks of the Company’s business. In addition to the known incidents that have resulted in the assertion of claims, the Company cannot be certain that its insurance coverage will be adequate to cover liabilities arising out of claims asserted against the Company, the Company’s affiliated professional organizations or the Company’s affiliated hospitalists in the future where the outcomes of such claims are unfavorable. The Company believes that the ultimate resolution of all pending claims, including liabilities in excess of the Company’s insurance coverage, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows; however, there can be no assurance that future claims will not have such a material adverse effect on the Company’s business. Contracted physicians are required to obtain their own insurance coverage.
Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms.

11.    Related-Party Transactions
During the three months ended March 31, 2021 and 2020, NMM earned approximately $4.5 million and $4.2 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 46.25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 4).

During the three months ended March 31, 2021 and 2020, APC paid approximately $0.5 million and $0.6 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 4).
During the three months ended March 31, 2021 and 2020, APC paid approximately $1.6 and $1.8 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 4).
During the three months ended March 31, 2021 and 2020, APC paid approximately $21,700 and $39,800, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three months ended March 31, 2021 and 2020, APC paid approximately $33,100 and 50,900, respectively, to Fresenius Medical Care (“Fresenius”) and their subsidiaries for services as a provider. During the three months ended March 31, 2021 and 2020, APAACO paid approximately $0.2 million and $0.1 million, respectively, to Fresenius and its subsidiaries for services as a provider. One of the Company’s board members is an officer of Fresenius.

During the three months ended March 31, 2021 and 2020, APC paid approximately $20,700 and $0, respectively, to Fulgent Genetics, Inc. for services as a provider. Fulgent Genetics, Inc. shared a common board member with the Company.
During the three months ended March 31, 2021 and 2020, APC paid an aggregate of approximately $7.4 million and $7.3 million to shareholders of APC, respectively, which included approximately $1.7 million and $1.7 million, respectively, to shareholders who are also officers of APC.
During the three months ended March 31, 2021 and 2020, the Company paid approximately $0 and $0.1 million, respectively, to Critical Quality Management Corporation (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
For the three months ended March 31, 2021 and 2020, SCHC paid approximately $0.1 million and $0.1 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
During the years ended March 31, 2021 and 2020, APC paid approximately $0.4 million and $0.4 million, respectively, to One MSO, Inc. (“One MSO”) for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 4).
The Company has agreements with HSMSO, Aurion Corporation (“Aurion”), and AHMC Healthcare (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and revenue earned related to AHMC, HSMSO, and Aurion (in thousands):

	Three Months Ended March 31,
	2021	2020
AHMC – Risk pool, capitation, claims payment	$13,097	$11,999
HSMSO – Management fees, net	(77)	(132)
Aurion – Management fees	(75)	(75)

Receipts, net	$12,945	$11,792
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three months ended March 31, 2021 and 2020, the Company has recognized risk pool revenue under this agreement of $16.9 million and $12.0 million, respectively, for which $62.6 million and $45.3 million remained outstanding as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, NMM paid approximately $44,300 and $26,600, respectively, to an ApolloMed board member for consulting services.
In addition, affiliates wholly-owned by the Company’s officers, including the Company’s Co-CEOs, Dr. Kenneth Sim and Dr. Thomas Lam, are reported in the accompanying consolidated statements of income on a consolidated basis, together with the

Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.
For equity method investments, loans receivable and line of credits from related parties, see Notes 4, 5, and 8, respectively.

12.    Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in ASC 740 - Income Taxes. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.
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
As of March 31, 2021, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the three months ended March 31, 2021 and March 31, 2020, was 31.9% and 34.8%, respectively. The tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, nondeductible permanent items, and change in valuation allowance.
As of March 31, 2021, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through December 31, 2020, and for the years ended December 31, 2017 through December 31, 2020, respectively. The Company does not anticipate material unrecognized tax benefits within the next 12 months.

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
As of March 31, 2021 and December 31, 2020, APC held 12,425,639 and 12,323,164 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2021	2020
Earnings per share – basic	$0.31	$0.11
Earnings per share – diluted	$0.30	$0.11
Weighted average shares of common stock outstanding – basic	42,336,434	36,010,268
Weighted average shares of common stock outstanding – diluted	43,566,189	37,439,099

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2021	2020
Weighted average shares of common stock outstanding – basic	42,336,434	36,010,268
Stock options	318,749	185,830
Warrants	811,787	1,207,445
Restricted stock awards	99,219	35,556
Weighted average shares of common stock outstanding – diluted	43,566,189	37,439,099

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
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies - Variable Interest Entities” to the accompanying consolidated financial statements for information on how the Company determines VIEs and their treatment.
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

	March 31, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$128,341	$126,158
Investment in marketable securities	66,862	67,637
Receivables, net	14,911	5,155
Receivables, net – related party	64,699	46,718
Other receivables	734	1,084
Prepaid expenses and other current assets	7,711	14,863
Total current assets	283,258	261,615

Noncurrent assets
Land, property and equipment, net	27,439	27,599
Intangible assets, net	66,342	69,250
Goodwill	109,460	109,460
Loans receivable – related parties	4,129	4,145
Investment in affiliates	336,611	225,144
Investments in other entities – equity method	42,838	43,516
Investment in privately held entities	36,584	36,584
Restricted cash – long term	—	500
Operating lease right-of-use assets	5,950	6,298
Other assets	17,335	17,177

Total noncurrent assets	646,688	539,673

Total assets	$929,946	$801,288

Current liabilities
Accounts payable and accrued expenses	$11,260	$12,963
Fiduciary accounts payable	6,871	9,642
Medical liabilities	38,134	37,684

	March 31, 2021	December 31, 2020
Income taxes payable	7,581	4,225
Dividends payable	481	485
Amount due to affiliate	27,742	22,698
Current portion of long term debt	203	201
Finance lease liabilities	109	102
Operating lease liabilities	1,287	1,242

Total current liabilities	93,668	89,242

Noncurrent liabilities
Long-term debt	7,328	7,379
Deferred tax liability	9,128	9,144
Finance lease liabilities, net of current portion	277	311
Operating lease liabilities, net of current portion	4,870	5,242

Total noncurrent liabilities	21,603	22,076

Total liabilities	$115,271	$111,318
The assets of the Company’s other consolidated VIEs were not considered significant.

15.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of one month to five years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of March 31, 2021 and December 31, 2020, assets recorded under finance leases were $0.4 million and $0.4 million, respectively, and accumulated depreciation associated with finance leases were $0.4 million and $0.4 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Operating lease cost	$1,252	$1,942

Finance lease cost
Amortization of lease expense	27	26
Interest on lease liabilities	3	4

Sublease income	(36)	(134)

Total lease cost, net	$1,246	$1,838

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,196	$1,547
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	27	26

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$4,745

	March 31,
	2021	2020

Weighted Average Remaining Lease Term

Operating leases	6.68 years	7.33 years
Finance leases	3.42 years	4.42 years

Weighted Average Discount Rate

Operating leases	6.10%	6.10%
Finance leases	3.00%	3.00%
Future minimum lease payments under non-cancellable leases as of March 31, 2021, is as follows (in thousands):

March 31, 2021	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	$3,157	$90
2022	3,529	119
2023	3,303	119
2024	2,940	79
2025	2,648	—
Thereafter	6,811	—

Total future minimum lease payments	22,388	407
Less: imputed interest	4,205	21
Total lease liabilities	18,183	386
Less: current portion	3,036	109
Long-term lease liabilities	$15,147	$277
As of March 31, 2021, the Company does not have additional operating and finance leases that have not yet commenced.

16.    Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three months ended March 31, 2021 and 2020, and associated with the issuance of restricted shares of common stock and vesting of stock options, which are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Stock options	$589	$674
Restricted stock awards	757	384
Total share-based compensation expense	$1,346	$1,058
Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2021, was $9.7 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	725,864	$13.25	3.75	$3,400
Options granted	24,437	23.24	—	—
Options exercised	—	—	—	—
Options forfeited	(9,826)	3.89	—	—

Options outstanding at March 31, 2021	740,475	$13.70	3.60	$9,900

Options exercisable at March 31, 2021	484,638	$7.26	2.04	$7,800
During the three months ended March 31, 2021, no stock options were exercised. During the three months ended March 31, 2020, options were exercised for 100,000 shares of the Company's common stock, resulting in proceeds of approximately $0.2 million.
During the three months ended March 31, 2021, the Company granted 24,437 stock options with a vesting period of two years to certain ApolloMed executives with an exercise price of $23.24, which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

March 31, 2021	Executives
Expected term	3.5 years
Expected volatility	81.10%
Risk-free interest rate	0.19%
Market value of common stock	$12.86
Annual dividend yield	0%
Forfeiture rate	0%
Restricted Stock Awards
The Company grants restricted stock awards to officers and employees which are earned based on service conditions. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During the three months ended March 31, 2021, the Company granted restricted stock awards totaling 150,130 shares with a weighted average grant date fair value of $24.16. The grant date fair value of the restricted stock was $3.6 million and will be recognized on a straight-line basis over the awards’ vesting period of one to three years.
Warrants

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2021	1,878,126	$10.39	1.63	$14,800
Warrants granted	—	—	—	—
Warrants exercised	(421,002)	10.11	—	6,200
Warrants expired/forfeited	(17,803)	9.72	—	—

Warrants outstanding at March 31, 2021	1,439,321	$10.49	1.69	$23,900

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$10.00	738,273	1.69	738,273	$10.00
11.00	701,048	1.69	701,048	11.00

$ 10.00 –11.00	1,439,321	1.69	1,439,321	$10.49
During the three months ended March 31, 2021 and 2020, common stock warrants were exercised for 421,002 and 51,601 shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $4.3 million and $0.5 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the three months ended March 31, 2021 and 2020, respectively.

17.    Subsequent Events
Coalition of Asian-American IPA
In January 2021, the Company entered into an agreement to purchase a 30% interest in CAIPA MSO. CAIPA MSO provides management, consulting, administrative, and other support services to professional healthcare service providers, including to Chinese American IPA d/b/a Coalition of Asian-American IPA ("CAIPA"), a leading independent practice association serving the greater New York City area. The transaction is expected to close by the end of the second quarter of 2021.
APC Sale of ApolloMed Shares
In April 2021, APC sold approximately 1.6 million shares of ApolloMed’s common stock to Medical Practice Holding Company, LLC, a third party, for $40.1 million.
APC Dividends
In April 2021, APC distributed $20.0 million to its shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s

Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.
Overview
We, together with our affiliated physician groups and consolidated entities, are a leading physician-centric, technology-enabled healthcare management company. Leveraging our proprietary population health management and healthcare delivery platform, we operate an integrated, value-based healthcare model, which aims to empower the providers in our network to deliver the highest quality of care to our patients in a cost-effective manner.

Headquartered in Alhambra, California, our subsidiaries include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and a Next Generation Accountable Care Organization (“NGACO”). Network Medical Management, Inc. (“NMM”) and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), Alpha Care Medical Group, Inc., and Accountable Health Care IPA brands. These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”), and Southern California Heart Centers, a Medical Corporation (“SCHC”). Our NGACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.

Apollo Medical Holdings, Inc. is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, ApolloMed operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. We, together with our affiliated physician groups and consolidated entities, provide coordinated outcomes-based medical care primarily serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: NMM, Apollo Medical Management, Inc. (“AMM”), and APAACO and their consolidated entities, including consolidated VIEs.

Led by a management team with several decades of experience, we have built a company and culture that is focused on physicians providing high-quality medical care, population health management, and care coordination for patients. As a result, we are well positioned to take advantage of the shift in the U.S. healthcare industry toward providing value-based and results-oriented healthcare with a focus on patient satisfaction, high-quality care, and cost efficiency.
Through our NGACO model and a network of IPAs with more than 7,200 contracted physicians, we are currently responsible for coordinating care for approximately 1.1 million patients in California.

Recent Developments
Coalition of Asian-American IPA
In January 2021, the Company entered into an agreement to purchase a 30% interest in CAIPA MSO. CAIPA MSO provides management, consulting, administrative, and other support services to professional healthcare service providers, including to Chinese American IPA d/b/a Coalition of Asian-American IPA ("CAIPA"), a leading independent practice association serving the greater New York City area. The transaction is expected to close by the end of the second quarter of 2021.
APC Sale of ApolloMed Shares
In April 2021, APC sold approximately 1.6 million shares of ApolloMed’s common stock to Medical Practice Holding Company, LLC, a third party, for $40.1 million.
APC Dividends
In April 2021, APC distributed $20.0 million to its shareholders.

Key Financial Measures and Indicators
Operating Revenues
Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income, and FFS revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$144,740	$140,421	$4,319	3%
Risk pool settlements and incentives	18,010	11,236	6,774	60%
Management fee income	8,550	8,815	(265)	(3)%
Fee-for-services, net	3,086	3,427	(341)	(10)%
Other income	1,672	1,206	466	39%
Total revenue	176,058	165,105	10,953	7%

Operating expenses
Cost of services, excluding depreciation and amortization	140,616	144,204	(3,588)	(2)%
General and administrative expenses	9,464	11,834	(2,370)	(20)%
Depreciation and amortization	4,197	4,702	(505)	(11)%
Total expenses	154,277	160,740	(6,463)	(4)%

Income from operations	21,781	4,365	17,416	399%

Other (expense) income
(Loss) income from equity method investments	(677)	2,054	(2,731)	(133)%
Interest expense	(1,523)	(2,868)	1,345	(47)%
Interest income	349	929	(580)	(62)%
Other income	1,304	102	1,202	*
Total other (expense) income, net	(547)	217	(764)	(352)%

Income before provision for income taxes	21,234	4,582	16,652	363%

Provision for income taxes	6,776	1,595	5,181	325%

Net income	14,458	2,987	11,471	384%

Net income (loss) attributable to noncontrolling interest	1,307	(1,065)	2,372	(223)%

Net income attributable to Apollo Medical Holdings, Inc.	$13,151	$4,052	$9,099	225%

*    Percentage change of over 500%
Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended March 31, 2021, was $13.2 million, as compared to $4.1 million for the same period in 2020, an increase of $9.1 million.

Physician Groups and Patients

As of March 31, 2021 and 2020, we managed a total of 12 and 13 groups of affiliated physicians, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.1 million and 1.1 million, respectively.
Revenue
Our revenue for the three months ended March 31, 2021, was $176.1 million, as compared to $165.1 million for the three months ended March 31, 2020, an increase of $11.0 million, or 7%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $4.3 million driven by membership growth at APC and ACMG, which contributed additional capitation revenue of approximately $12.6 million, offset with a decrease in capitation revenue at APA ACO and AHC of $4.7 million and $3.6 million, respectively. The decrease in revenue at APA ACO was due to reduced claims expenditures incurred and the decrease at AHC was a result of membership reductions.
(ii) Risk pool settlement and incentive revenue increased by $6.8 million primarily due to increased risk pool settlement estimates as we expect to receive a larger shared risk settlement related to certain risk pool years resulting from reduced claims incurred by our hospital partners due to the suspension of non-emergency medical procedures as a result of COVID-19.
Cost of Services
Expenses related to cost of services for the three months ended March 31, 2021, were $140.6 million, as compared to $144.2 million for the same period in 2020, a decrease of $3.6 million, or 2%. The overall decrease was primarily due to a reduction of claims expenditures incurred at APA ACO.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2021, were $9.5 million, as compared to $11.8 million for the same period in 2020, a decrease of $2.4 million, or 20%. The decrease was primarily due to a reduction in consulting and professional costs as a result of efficiencies gained from our continued development of our in-house technology platform and the elimination of rent expense for properties leased by MPP, ZLL, and AMG Properties as a result of the Company's acquisition of these entities.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2021 were $4.2 million, as compared to $4.7 million for the same period in 2020. This amount includes depreciation of property and equipment and the amortization of intangible assets.
(Loss) Income from Equity Method Investments
Loss from equity method investments for the three months ended March 31, 2021, was $0.7 million, as compared to income from equity method investments of $2.1 million for the same period in 2020, a decrease of $2.7 million. The decrease was due to the sale of UCI in April 2020. For the three months period ended March 31, 2020, UCI contributed equity earnings of $2.7 million.
Interest Expense
Interest expense for the three months ended March 31, 2021, was $1.5 million, as compared to $2.9 million for the same period in 2020, a decrease of $1.3 million. Interest expense reflected was primarily for interest incurred on our Credit Facility, the decrease was due to lower interest rates for the three months ended March 31, 2021 as compared to the same period in 2020.
Interest Income
Interest income for the three months ended March 31, 2021, was $0.3 million as compared to $0.9 million for the three months ended March 31, 2020. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Other Income

Other income for the three months ended March 31, 2021, was $1.3 million as compared to other income of $0.1 million for the same periods in 2020. The increase in other income was primarily due a stimulus check from the Provider Relief Fund of $0.7 million and rental income from MPP, ZLL, and AMG Properties of $0.2 million for the three months ended March 31, 2021
Provision for Income Tax
Income tax expense was $6.8 million for the three months ended March 31, 2021, as compared to $1.6 million for the same period in 2020. The increase in tax expense was due to increased income in the three months ended March 31, 2021, period as compared to the same period in 2020, as described above.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $1.3 million for the three months ended March 31, 2021, compared to a $1.1 million loss for the same period in 2020, an increase of $2.4 million. The increase was primarily driven by the increased income generated in the current period which resulted in additional income allocated to the noncontrolling interest.

2021 Guidance
    Our stable, subscription-based revenue model allows us to maintain our previously disclosed 2021 guidance for total revenue, net income, net income attributable to ApolloMed, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and adjusted EBITDA.

($ in millions)	2021 Guidance Range
Total revenue	$690.0 - $710.0
Net income	$50.0 - $60.0
Net income attributable to ApolloMed	$35.0 - $45.0
EBITDA	$95.0 - $105.0
Adjusted EBITDA	$115.0 - $125.0

    See “Guidance Reconciliation of Net Income to EBITDA and adjusted EBITDA” and “Use of Non-GAAP Financial Measures” for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Forward-Looking Statements” within this Quarterly Report on Form 10-Q.

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

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with GAAP is net (loss) income. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, (“GAAP”), and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income from equity method investments, provider bonuses, impairment of intangibles, provision of doubtful accounts, and other income earned that is not related to the Company’s normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of the Company’s ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. To the extent this release contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. The reconciliation between certain GAAP and non-GAAP measures is provided above.

Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at March 31, 2021, totaled $272.8 million as compared to $261.2 million at December 31, 2020. Working capital totaled $243.9 million at March 31, 2021, as compared to $223.6 million at December 31, 2020, an increase of $20.3 million, or 9%.
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

Our cash, cash equivalents and restricted cash increased by $11.9 million from $194.0 million at December 31, 2020, to $205.9 million at March 31, 2021. Cash provided by operating activities for the three months ended March 31, 2021, was $10.0 million, as compared to cash used in operating activities of $9.3 million for the three months ended March 31, 2020. The increase in cash provided by operating activities was primarily driven by an increase in net income of $11.5 million for the three months ended March 31, 2021 as compared to the same period in the prior year. In addition, in the current quarter we generated approximately $4.5 million in operating cash as result of collecting an escrow receivable and working capital adjustment related to our Alpha Care acquisition of $2.0 million and $2.5 million, respectively.
Cash provided by investing activities during the three months ended March 31, 2021, was $0.7 million, primarily due to proceeds from sale of marketable securities of $1.1 million offset by purchases of marketable securities of $0.3 million and purchases of property and equipment of $0.1 million. This is compared to cash used in investing activities of $0.9 million for the three months ended March 31, 2020 primarily due to purchases of marketable securities of $0.4 million, equity method investments of $0.3 million, and property and equipment of $0.3 million.
Cash provided by financing activities during the three months ended March 31, 2021, was $1.3 million as compared to cash used in financing activities of $12.1 million for the three months ended March 31, 2020. Cash provided for the three months ended March 31, 2021 was due to proceeds from the exercise of stock options and warrants for $4.3 million offset by the Company's repayment of term loan of $2.4 million, repurchase of shares $0.3 million, and distribution of noncontrolling interest of $0.2 million. This is compared to cash used in the three months period ended March 31, 2020 due to payments of dividends, repayments on our bank loan and lines of credit, and repurchase of totaling $9.9 million, $2.4 million and $0.4 million, respectively, and offset by proceeds from exercise of stock options and warrants for $0.7 million

Excluded Assets

In September 2019, APC and AP-AMH entered into Second Amendment to Series A Preferred Stock Purchase Agreement clarifying the term “Excluded Assets”. Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
As of March 31, 2021 and December 31, 2020, Excluded Assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$41,975	$38,773
Investment in marketable securities	66,862	66,534
Land, property and equipment, net	24,494	24,466
Loan receivable - related parties	4,129	4,145
Investments in other entities - equity method	25,741	25,847
Investment in privately held entities	36,179	36,179
Other receivable	15,723	15,723
Long-term debt	(7,531)	(7,580)

Total Excluded Assets	$207,572	$204,087

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

March 31, 2021

Term Loan A	$175,750
Revolver Loan	60,000
Real Estate Loan	7,530
Total debt	243,280

Less: Current portion of debt	(12,078)
Less: Unamortized financing costs	(4,265)

Long-term debt	$226,937
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2021 (excluding the three months ended March 31, 2021)	$8,464
2022	14,459
2023	15,653
2024	197,972
2025 and thereafter	6,732

Total	$243,280
Credit Agreement
    In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”) with Truist Bank (formerly known as SunTrust Bank), in its capacity as administrative agent for the lenders (in such capacity, the “Agent”), as a lender, an issuer of letters of credit, and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank, and City National Bank, as lenders (the “Lenders”). In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
The Credit Agreement provides for a five-year revolving credit facility to the Company of $100.0 million (“Revolver Loan”), which includes a letter of credit subfacility of up to $25.0 million. The Credit Agreement also provides for a term loan of $190.0 million, (“Term Loan A”). The unpaid principal amount of the term loan is payable in quarterly installments on the last day of each fiscal quarter commencing on December 31, 2019. The principal payment for each of the first eight fiscal quarters is $2.4 million, for the following eight fiscal quarters thereafter is $3.6 million, and for the following three fiscal quarters thereafter is $4.8 million. The remaining principal payment on the term loan is due on September 11, 2024.
The proceeds of the term loan and up to $60.0 million of the revolving credit facility were used to (i) finance a portion of the $545.0 million loan made by the Company to AP-AMH, concurrently with the closing of the Credit Agreement (the “AP-AMH Loan”) as described in the Company's Current Reports on Form 8-K filed with the SEC on May 31, 2019, and August 29, 2019, (ii) refinance certain indebtedness of the Company and its subsidiaries and, indirectly, APC, (iii) pay transaction costs and expenses arising in connection with the Credit Agreement, the AP-AMH Loan and certain other related transactions and (iv) provide for working capital, capital expenditures, and other general corporate purposes. The remainder of the revolving credit facility will be used to finance future acquisitions and investments and to provide for working capital needs, capital expenditures, and other general corporate purposes.

The Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis.

Covenant Ratios (1)	Requirement	March 31, 2021
Consolidated leverage ratio	Less than 3.50 to 1.00	1.44
Consolidated interest coverage ratio	Greater than 3.25 to 1.00	18.21
(1) All covenant ratio titles utilize terms as defined in the respective debt agreements.
Refer to Note 8 - “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. This amount was recorded as a direct reduction of the carrying amount of the related debt liability. The deferred financing costs are amortized over the life of the Credit Facility using the effective interest rate method.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2021 and 2020, was 2.08% and 4.24%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2021 and 2020, of $0.3 million and $0.3 million, respectively.

Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase, APC assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively. Refer to Note 8 - “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Lines of Credit – Related Party
APC Business Loan
On September 10, 2019, the APC Business Loan Agreement with Preferred Bank (the “APC Business Loan Agreement”) was amended to decrease loan availability to $4.1 million. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended.

Intercompany Loans
Each of AMH, MMG, AKM Medical Group, Inc. (“AKM”), SCHC, and BAHA has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation (in thousands).

			Three months ended March 31, 2021
Entity	Intercompany Credit Facility	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$6,588	$6,588	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,362	5,362	—	—
BAHA	250	10%	4,066	3,945	—	—
	$23,250		$19,679	$19,558	$—	$—

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
New Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Credit Agreement exposed us to interest rate risk. As of March 31, 2021, we had $235.8 million in outstanding borrowings under our Credit Agreement. The amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 1.00% to 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. The Company will pay fees for standby letters of credit at an annual rate equal to 2.00% to 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. Furthermore, as of March 31, 2021, APC had $7.5 million in outstanding borrowings for real estate loans related to ZLL, MPP, and AMG Properties (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal Prime Rate, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.250% per annum. Under no circumstances will the interest rate on this loan be less than 3.500% per annum or more than the maximum rate allowed by applicable law. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement and Real Estate Loans would have increased or decreased our interest expense for the three months ended March 31, 2021, by $2.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of March 31, 2021, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of our business, we from time to time become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs, but as of the date of this Quarterly Report on Form 10-Q, except as disclosed, we are not a party to any lawsuit or proceeding, which in management's view is expected to individually or in the aggregate have a material adverse effect on us or our business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2021, the Company issued an aggregate of 319,495 shares of common stock and received approximately $3.2 million from the exercise of certain warrants at exercise prices ranging between $9.00 and $10.00 per share. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
The following exhibits are either incorporated by reference into or filed or furnished with this Quarterly Report on Form 10-Q, as indicated below.

Exhibit No.	Description

2.1†
Agreement and Plan of Merger, dated December 21, 2016, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp., and Kenneth Sim, M.D. (the “Merger Agreement”) (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017, that is a part of a Registration Statement on Form S-4)

2.2
Amendment to the Merger Agreement, dated March 30, 2017, among Apollo Medical Holdings, Inc., Network Medical Management, Inc., Apollo Acquisition Corp., and Kenneth Sim, M.D. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4)

2.3
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

APOLLO MEDICAL HOLDINGS, INC.

Dated: May 7, 2021	By:	/s/ Kenneth Sim
Kenneth Sim, M.D. Executive Chairman & Co-Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2021	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: May 7, 2021	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer (Principal Financial Officer)