Form 10-Q
period 2021-06-30
Apollo Medical Holdings, Inc.
filed 2021-08-06
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 28, 2021, there were 55,340,095 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
AKM	AKM Medical Group, Inc.
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners, LLC
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity
ZLL	ZLL Partners, LLC

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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about the Company’s guidance for the year ending December 31, 2021, any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, such as our projected capitation from CMS for the year ending December 31, 2021, or otherwise, and our future liquidity, including cash flows and any payments under the $545.0 million loan we made to our VIE, AP-AMH Medical Corporation (“AP-AMH”); any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; any statements regarding the outlook on our NGACO Model or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2021	December 31, 2020

Assets

Current assets
Cash and cash equivalents	$177,287	$193,470
Investments in marketable securities	187,206	67,695
Receivables, net	16,540	7,058
Receivables, net – related parties	68,767	49,260
Other receivables	4,562	4,297
Prepaid expenses and other current assets	12,188	16,797
Loan receivable – related party	4,000	—

Total current assets	470,550	338,577

Noncurrent assets
Land, property, and equipment, net	40,738	29,890
Intangible assets, net	80,227	86,985
Goodwill	239,053	239,053
Loans receivables	594	480
Loans receivables – related parties	—	4,145
Investment in other entities – equity method	37,372	43,292
Investments in privately held entities	896	37,075
Restricted cash	—	500
Operating lease right-of-use assets	16,928	18,574
Other assets	8,072	18,915

Total noncurrent assets	423,880	478,909

Total assets (1)	$894,430	$817,486

Liabilities, mezzanine equity, and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$53,792	$36,143
Fiduciary accounts payable	9,092	9,642
Medical liabilities	59,307	50,330
Income taxes payable	2,215	4,224
Dividend payable	536	485
Finance lease liabilities	110	102
Operating lease liabilities	2,831	3,177

	June 30, 2021	December 31, 2020

Current portion of long-term debt	205	10,889
Total current liabilities	128,088	114,992

Noncurrent liabilities
Deferred tax liability	21,242	10,959
Finance lease liabilities, net of current portion	249	311
Operating lease liabilities, net of current portion	14,513	15,865
Long-term debt, net of current portion and deferred financing costs	182,705	230,211
Other long-term liabilities	1,195	—

Total noncurrent liabilities	219,904	257,346

Total liabilities (1)	347,992	372,338

Commitments and contingencies (Note 11)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation	141,856	114,237

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 44,246,796 and 42,249,137 shares outstanding, excluding 10,885,732 and 12,323,164 treasury shares, as of June 30, 2021 and December 31, 2020, respectively	44	42
Additional paid-in capital	305,736	261,011
Retained earnings	95,580	69,771
	401,360	330,824

Noncontrolling interest	3,222	87

Total stockholders’ equity	404,582	330,911

Total liabilities, mezzanine equity, and stockholders’ equity	$894,430	$817,486
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $1,347.6 million and $801.3 million as of June 30, 2021 and December 31, 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $107.1 million and $111.3 million as of June 30, 2021 and December 31, 2020, respectively. See Note 15 – Variable Interest Entities (VIEs) for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Capitation, net	$144,550	$140,949	$289,290	$281,370
Risk pool settlements and incentives	16,214	12,003	34,224	23,239
Management fee income	8,143	8,690	16,693	17,505
Fee-for-service, net	4,621	2,270	7,707	5,697
Other income	2,110	1,257	3,782	2,463

Total revenue	175,638	165,169	351,696	330,274

Operating expenses
Cost of services, excluding depreciation and amortization	136,214	136,079	276,829	280,283
General and administrative expenses	14,199	11,556	23,663	23,390
Depreciation and amortization	4,237	4,628	8,434	9,330

Total expenses	154,650	152,263	308,926	313,003

Income from operations	20,988	12,906	42,770	17,271

Other income
(Loss) income from equity method investments	(3,134)	834	(3,812)	2,888
Gain on sale of equity method investment	—	99,647	—	99,647
Interest expense	(1,853)	(2,673)	(3,376)	(5,541)
Interest income	563	863	912	1,792
Other income	67,886	1,282	69,190	1,384

Total other income, net	63,462	99,953	62,914	100,170

Income before provision for income taxes	84,450	112,859	105,684	117,441

Provision for income taxes	24,920	31,858	31,696	33,453

Net income	59,530	81,001	73,988	83,988

Net income attributable to noncontrolling interest	46,872	73,957	48,179	72,892

Net income attributable to Apollo Medical Holdings, Inc.	$12,658	$7,044	25,809	$11,096

Earnings per share – basic	$0.29	$0.20	$0.60	$0.31

Earnings per share – diluted	$0.28	$0.19	$0.58	$0.30
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2021	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income	760	—	—	—	13,151	547	13,698
Purchase of noncontrolling interest	(150)	—	—	—	—	(75)	$(75)
Issuance of treasury shares to APC	—	(34,158)	—	(342)	—	—	$(342)
Cancellation of restricted stock awards	—	(5,281)	—	(144)	—	—	$(144)
Shares issued for vesting of restricted stock awards	—	7,689	—	—	—	—	$—
Sales of noncontrolling interest	—	—	—	—	—	37	$37
Shares issued for exercise of options and warrants	—	421,002	1	4,255	—	—	4,256
Share-based compensation	—	—	—	1,346	—	—	1,346
Balance at March 31, 2021	$114,847	42,638,389	$43	$266,126	$82,922	$596	$349,687
Net income	46,859	—	—	—	12,658	13	12,671
Sale of noncontrolling interest	150	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	22,284	—	—	—	—	—
Shares issued for exercise of options and warrants	—	53,504	—	561	—	—	561
Share-based compensation	—	—	—	1,556	—	—	1,556
Cancellation of restricted stock awards	—	(5,426)	—	(189)	—	—	(189)
Repurchase of treasury shares by noncontrolling interest	—	(100,000)	—	(2,450)	—	—	(2,450)
Sale of shares by noncontrolling interest	—	1,638,045	1	40,132	—	—	40,133
Investment in noncontrolling interest	—	—	—	—	—	3,769	3,769
Dividends	(20,000)	—	—	—	—	(1,156)	(1,156)
Balance at June 30, 2021	141,856	44,246,796	44	305,736	95,580	3,222	404,582

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2020	$168,725	35,908,057	$36	$159,608	$31,905	$786	$192,335
Net (loss) income	(1,160)	—	—	—	4,052	95	4,147
Purchase of noncontrolling interest	(126)	—	—	—	—	—	—
Purchase of treasury shares	—	(16,897)	—	(301)			(301)
Shares issued for exercise of options and warrants	—	151,601	—	722	—	—	722
Share-based compensation	—	—	—	1,058	—	—	1,058
Dividends	(10,000)	—	—	—	—	—	—
Balance at March 31, 2020	$157,439	36,042,761	$36	$161,087	$35,957	$881	$197,961
Net income	73,666	—	—	—	7,044	291	7,335
Purchase of noncontrolling interest	(125)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	24,453	—	—	—	—	—
Shares issued for exercise of options and warrants	—	242,299	—	2,283	—	—	2,283
Share-based compensation	—	—	—	852	—	—	852
Cancellation of restricted stock awards	—	—	—	(236)	—	—	(236)
Dividends	(20,000)	—	—	—	—	(347)	(347)
Balance at June 30, 2020	210,980	36,309,513	36	163,986	43,001	825	207,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$73,988	$83,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,434	9,330
Amortization of debt issuance costs	741	658
Share-based compensation	2,902	1,910
Unrealized (gain) loss from investment in equity securities	(83,769)	25
Loss (income) from equity method investments	3,812	(2,888)
Gain on sale of equity method investments	—	(99,647)
Impairment of beneficial interest	15,723	—
Loss on interest rate swaps	1,195	—
Deferred tax	10,283	(4,473)
Other	189	—
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(9,975)	(6,284)
Receivables, net – related parties	(19,508)	(11,191)
Other receivables	(266)	966
Prepaid expenses and other current assets	4,613	(873)
Right-of-use assets	1,646	1,680
Other assets	(426)	(5,095)
Accounts payable and accrued expenses	16,984	(3,043)
Fiduciary accounts payable	(550)	(174)
Medical liabilities	8,977	11,252
Income taxes payable	(2,009)	37,681
Operating lease liabilities	(1,698)	(1,247)
Net cash provided by operating activities	31,286	12,575

Cash flows from investing activities
Proceeds from repayment of loans receivable – related parties	31	16,500
Payments for business acquisition, net of cash acquired	(117)	—
Prepayment for investment purchase	(4,450)
Purchases of marketable securities	(670)	(1,142)
Purchase of investment – equity method	(1,660)	(500)
Proceeds from sale of equity method investment	—	52,743
Purchases of property and equipment	(7,364)	(451)
Cash received from consolidation of VIE	3,322	—
Proceeds from sale of marketable securities	1,106	—
Net cash (used in) provided by investing activities	(9,802)	67,150

Cash flows from financing activities
Dividends paid	(21,110)	(30,187)
Repayment of long-term debt	(238,208)	(2,375)
Payment of finance lease obligations	(54)	(61)
Proceeds from the exercise of stock options and warrants	4,816	2,863

	Six Months Ended June 30,
	2021	2020
Repurchase of shares	(2,981)	(788)
Purchase of noncontrolling interest	(75)	—
Proceeds from sale of noncontrolling interest	38	—
Borrowings on revolver	180,000	—
Proceeds from sale of shares	40,134	—
Payment of debt issuance costs	(727)	—
Net cash used in financing activities	(38,167)	(30,548)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,683)	49,177

Cash, cash equivalents, and restricted cash, beginning of period	193,970	104,010

Cash, cash equivalents, and restricted cash, end of period	$177,287	$153,187

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$23,324	$—
Cash paid for interest	2,507	2,623

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$50	$160
Preferred shares received from sale of equity investment	$—	$36,179
Cancellation of Restricted Stock Awards	$144	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$177,287	$152,441
Restricted cash – noncurrent	—	746
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$177,287	$153,187

	December 31,
	2020	2019
Cash and cash equivalents	$193,470	$103,189
Restricted cash – current	500	746
Restricted cash – noncurrent	—	75
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$193,970	$104,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of Business
Overview

Apollo Medical Holdings, Inc. (“ApolloMed”) is a leading physician-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, ApolloMed operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver high-quality care to patients in a cost-effective manner. ApolloMed was merged with Network Medical Management (“NMM”) on December 8, 2017 (“2017 Merger”). As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed, and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and maintain control of the board of directors of ApolloMed. Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to ApolloMed and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Headquartered in Alhambra, California, ApolloMed’s subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and a Next Generation Accountable Care Organization (“NGACO”). NMM and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the following brands: (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc. (“Alpha Care”), and (iii) Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”). These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). The Company’s NGACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.

The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists.
MSOs and Affiliates
AMM, a wholly owned subsidiary of ApolloMed, manages affiliated medical groups, ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). AMH provides hospitalist, intensivist, and physician advisory services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing.
NMM was formed in 1994 as an MSO for the purposes of providing management services to medical companies and IPAs. The management services primarily include billing, collection, accounting, administration, quality assurance, marketing, compliance, and education. Following the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed.
IPAs and Affiliates
APC was incorporated in 1992 for the purpose of arranging healthcare services as an IPA. APC is owned by California-licensed physicians and professional medical corporations, and contracts with various health maintenance organizations (“HMOs”) and other licensed healthcare service plans, as defined in the California Knox-Keene Health Care Service Plan Act of 1975. Each HMO negotiates a fixed amount per member per month (“PMPM”) that is to be paid to APC. In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. Some of the risk is transferred to the contracted physicians or professional corporations. The risk is subject to stop-loss provisions in contracts with HMOs.

In July 1999, APC entered into an amended and restated management and administrative services agreement with NMM (the initial management services agreement was entered into in 1997) for an initial fixed term of 30 years. Under this management arrangement, NMM performs only non-medical administrative services, does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by APC or its physicians. In accordance with relevant accounting guidance, APC is determined to be a VIE of the Company and is consolidated by NMM.

AP-AMH was formed in May 2019, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH. In accordance with relevant accounting guidance, AP-AMH is determined to be a VIE of ApolloMed and is consolidated by ApolloMed.
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
As part of the series of transactions described above, APC and AP-AMH entered into a Second Amendment to Series A Preferred Stock Purchase Agreement clarifying the term “Excluded Assets.” Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred Stock equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
APC’s ownership in ApolloMed was 19.77% at June 30, 2021 and 22.58% at December 31, 2020.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of June 30, 2021, APC owned 45.01% of CDSC’s capital stock. In accordance with relevant accounting guidance, CDSC is determined to be a VIE of APC and is consolidated by APC.
APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a stockholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”) and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care, Accountable Health Care, and AMG, a Professional Medical Corporation (“AMG”).
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
Accountable Health Care is a California-based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and healthcare providers for more than 20 years. Accountable Health Care provides quality healthcare services to its members through three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, and Medicare. In August 2019, APC and APC-LSMA acquired the remaining outstanding shares of Accountable Health Care’s capital stock that they did not already own (comprising 75%) for $7.3 million in cash.
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
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) and a 50% interest in each of One MSO, LLC (“One MSO”), Tag-6 Medical Investment Group, LLC (“Tag 6”), and Tag-8 Medical Investment Group, LLC (“Tag 8”). These entities own buildings that are currently leased to tenants or vacant land with plans to lease the building in the future. MPP, AMG Properties, and ZLL are 100% owned subsidiaries of APC and are included in the consolidated financial statements. In April 2021, Tag 8 entered into a loan agreement with MUFG Union Bank N.A with APC as their guarantor, causing the Company to reevaluate their consolidation of Tag 8. Based on the reevaluation, it was concluded that Tag 8 is a VIE and is consolidated by APC because APC has the ability to direct the activities that most significantly affect Tag 8’s economic performance. One MSO and Tag 6 are accounted for as equity method investments as APC has the ability to exercise significant influence, but not control over the operations of the entity. These purchases are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation as described in the definitive proxy statement that ApolloMed filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2019 (the “2019 Proxy Statement”), and consequently will not affect net income attributable to ApolloMed.
NGACO
APAACO, jointly owned by NMM and AMM, began participating in the NGACO Model of CMS in January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets at December 31, 2020, have been derived from the Company’s audited consolidated financial statements, but do not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of June 30, 2021 and December 31, 2020, and the consolidated statements of income for the three and six months ended June 30, 2021 and 2020, include the accounts of ApolloMed; its consolidated subsidiaries, NMM, AMM, and APAACO; its consolidated VIE, AP-AMH; AMM’s consolidated VIE, SCHC; NMM’s consolidated subsidiaries, APCN-ACO and AP-ACO; NMM’s consolidated VIE, APC; APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties and ZLL, APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and Tag 8; and APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.
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
Variable Interest Entities
On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:
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
Variable interest model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 15 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents and restricted cash. As of June 30, 2021 and December 31, 2020, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $268.2 million and $294.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts.
Investments in Marketable Securities
Investments in marketable securities consisted of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates from four months to 24 months. As of June 30, 2021 and December 31, 2020, certificates of deposit amounted to approximately $67.2 million and $67.6 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. Equity securities held by the Company are primarily comprised of common stock of a payer partner that completed its initial public offering in June 2021. The shares were acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. As of June 30, 2021, equity securities amounted to $119.9 million. As of December 31, 2020, prior to our payer partner’s IPO, the related investment balance was included in investment in privately held entities at its cost basis of $36.2 million in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recognized unrealized gains of $83.8 million in other income in the accompanying consolidated income statements.
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

The Company’s loan receivables and loan receivables – related parties consist of promissory notes from payees that are expected to be collected between two to four years and accrue interest per annum.
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

The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Commercial	$33,296	$25,479	$65,562	$50,192
Medicare	64,273	62,038	128,950	126,918
Medicaid	68,482	68,450	138,146	134,897
Other third parties	9,587	9,202	19,038	18,267
Revenue	$175,638	$165,169	$351,696	$330,274

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Payor A	12.5%	11.9%	12.6%	11.9%
Payor B	10.3%	10.3%	10.4%	10.3%
Payor C	16.7%	17.5%	16.8%	17.5%
Payor D	*	12.4%	*	12.9%
Payor E	*	10.1%	*	10.3%
*    Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of June 30, 2021	As of December 31, 2020

Payor C	11.5%	*
Payor F	41.1%	43.9%
Payor G	34.4%	36.5%
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
The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2021, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$107,403	$—	$—	$107,403
Marketable securities – certificates of deposit	67,200	—	—	67,200
Marketable securities – equity securities	120,006	—	—	120,006
Total assets	$294,609	$—	$—	$294,609
Liabilities
Interest rate swaps	$—	$1,195	$—	$1,195
Total liabilities	$—	$1,195	$—	$1,195
*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$115,769	$—	$—	$115,769
Marketable securities – certificates of deposit	67,637	—	—	67,637
Marketable securities – equity securities	58	—	—	58
Total	$183,464	$—	$—	$183,464
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the six months ended June 30, 2021.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the six months ended June 30, 2021 and 2020.

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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the six months ended June 30, 2021 and 2020. Goodwill as of June 30, 2021 and December 31, 2020 was $239.1 million.
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
Investments in Other Entities — Cost Method
The Company accounts for certain investments using the cost method of accounting when it is determined that the investment provides the Company with little or no influence over the investee. Under the cost method of accounting, the investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. The investments in privately held entities that do not report net asset value are subject to qualitative assessment for indicators of impairments.
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
Fiduciary Cash and Payable
APC, Alpha Care, and Accountable Health Care collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $9.1 million and $9.6 million as of June 30, 2021 and December 31, 2020, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments

Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 8 for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as interest expense in the accompanying consolidated statements of income.

The estimated fair value of the derivative instrument was determined using Level 2 inputs. The fair value of the derivative instrument as of June 30, 2021 and December 31, 2020 was $1.2 million and $0, respectively, and is presented within other long-term liabilities in the accompanying consolidated balance sheets.
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
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation-like payments, called All-Inclusive Population-Based Payments (“AIPBP”), from CMS on a monthly basis to pay claims from in-network providers. The Company records such AIPBPs received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS, while claims from APAACO’s in-network contracted providers are paid by APAACO. The Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO AIPBP revenues monthly. Excess AIPBPs over claims paid, plus an estimate for the related IBNR claims (see Note 7), are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess AIPBPs for the performance year and the excess is refunded to CMS.
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
For performance year 2021, the Company receives monthly AIPBP payments at a rate of approximately $8.0 million per month from CMS, and must comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company has received approximately $24.3 million and $48.1 million in total AIPBP payments for the three and six months ended June 30, 2021, respectively, of which $14.1 million and $31.2 million has been recognized as revenue for the three months and six months ended June 30, 2021, respectively.
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
Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the professional component of charges for medical services rendered by the Company’s affiliated physician-owned medical groups are billed and collected from third-party payors, hospitals, and patients. FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and are recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the consolidated financial statements. The recognition of net revenue (gross charges, less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system, and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems, as well as an estimate of the revenue associated with medical services.
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
The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether the patients, to whom services are provided, in the period are insured and the contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of income in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions, and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $29.6 million and $13.0 million as of June 30, 2021 and December 31, 2020, respectively, and is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the six months ended June 30, 2021, $0.4 million of the Company’s contract liability accrued in 2020 has been recognized as revenue.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. As of June 30, 2021 and December 31, 2020, APC’s shares were not redeemable, nor was it probable the shares would become redeemable.
Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases under a 12 month term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.
Beneficial Interest

In April 2020, when UCAP, a 100% owned subsidiary of APC, sold its 48.9% ownership interest in UCI pursuant to the terms of the stock purchase agreement, APC received a beneficial interest in the equity method investment sold. The estimated fair value of such interest in April 2020, was $15.7 million and is included in other assets in the accompanying consolidated balance sheets. The beneficial interest is the result of a gross margin provision in the stock purchase agreement which entitles UCAP to potentially receive additional cash and preferred shares (currently held in an escrow account with cash of $15.6 million and preferred shares with an estimated fair value of $6.4 million, total estimated fair value of $22.0 million on the date of sale) based on the gross margin of UCI for calendar year 2020 as measured against a target. The amount to be received varies dependent upon the gross margin as compared to the target but cannot exceed the amounts that are in the escrow account. Additionally, the stock purchase agreement includes a tangible net equity provision that may result in the receipt or payment of additional amounts based on a comparison of final tangible net equity of UCI on the date of sale (determined with the benefit of one year of hindsight) as compared to the estimated tangible net equity at the time of sale. It is expected that settlement of the beneficial interest will begin in the second half of 2021. The Company determined the fair value of the beneficial interest using an income approach which includes significant unobservable inputs (Level 3). Specifically, the Company utilized a probability-weighted discounted cash flow model using a risk-free Treasury rate to estimate fair value which considered various scenarios of gross margin adjustment and the impact of each adjustment to the expected proceeds from the escrow account, and assigned probabilities to each such scenario in determining fair value. The gross margin adjustment is defined as three times any deficit in actual gross margin of UCI for the year ended December 31, 2020, below a target gross margin unless such deficit is within a specific dollar amount. In June 2021, UCI’s gross margin for the year ended December 31, 2020 was assessed and beneficial interest was concluded to not be collectible. For the three and six months ended June 30, 2021, the $15.7 million was written off and expensed in other income in the accompanying consolidated statements of income.
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
Other than the standard discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

3.    Intangible Assets, Net
At June 30, 2021, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross June 30, 2021	Accumulated Amortization	Net June 30, 2021
Amortized intangible assets:
Network relationships	11-15	$143,930	$(79,057)	$64,873
Management contracts	15	22,832	(12,693)	10,139
Member relationships	12	7,396	(3,595)	3,801
Patient management platform	5	2,060	(1,476)	584
Trade names/trademarks	20	1,011	(181)	830
		$177,229	$(97,002)	$80,227
At December 31, 2020, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2020	Accumulated Amortization	Net December 31, 2020
Amortized intangible assets:
Network relationships	11-15	$143,930	$(73,169)	$70,761
Management contracts	15	22,832	(11,715)	11,117
Member relationships	12	6,696	(3,234)	3,462
Patient management platform	5	2,060	(1,270)	790
Trade names/trademarks	20	1,011	(156)	855
		$176,529	$(89,544)	$86,985
Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $3.7 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively, and $7.5 million and $8.2 million for the six months ended June 30, 2021 and 2020, respectively.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2021 (excluding the six months ended June 30, 2021)	$7,533
2022	12,906
2023	10,842
2024	9,830
2025	8,758
Thereafter	30,358

Total	$80,227

4.    Investments in Other Entities — Equity Method
Rollforward of Equity Method Investment (in thousands)

	December 31, 2020	Allocation of Income (Loss)	Contribution	Entity Consolidated	June 30, 2021
LaSalle Medical Associates – IPA Line of Business	$13,047	$(4,328)	$—	$—	$8,719
Pacific Medical Imaging & Oncology Center, Inc.	1,413	(30)	—	—	1,383
Diagnostic Medical Group	2,613	220	—	—	2,833
531 W. College, LLC – related party	17,200	(115)	—	—	17,085
One MSO, LLC - related party	2,395	246	—	—	2,641
Tag-6 Medical Investment Group, LLC - related party	4,516	195	—	—	4,711
Tag-8 Medical Investment Group, LLC - related party	2,108	—	1,660	(3,768)	—
	$43,292	$(3,812)	$1,660	$(3,768)	$37,372
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care to patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino and Tulare Counties through its network of approximately 2,400 independently contracted primary care physicians and specialist providers. LMA’s patients are primarily served by Medi-Cal, but are also served by Blue Cross, Blue Shield, Molina, Health Net and Inland Empire Health Plan. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. On December 18, 2020, the Company exercised its option to convert the promissory note totaling $6.4 million due from Dr. Arteaga into an additional 21.25% interest in LMA’s IPA line of business. As a result, APC-LSMA’s interest in LMA’s IPA line of business increased to 46.25%. APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended June 30, 2021 and 2020, APC recognized a loss from this investment of $3.6 million and income of $0.2 million, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2021 and June 30, 2020, APC recognized a loss from this investment of $4.3 million and a $0.4 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $8.7 million and $13.0 million at June 30, 2021 and December 31, 2020, respectively.

LMA’s summarized balance sheets at June 30, 2021 and December 31, 2020, and summarized statements of operations for the six months ended June 30, 2021 and 2020, with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	June 30, 2021	December 31, 2020
Assets

Cash and cash equivalents	$—	$9,350
Restricted cash	$694	691
Receivables, net	6,300	3,918
Other current assets	—	881
Loan receivable	2,250	2,250

Total assets	$9,244	$17,090

Liabilities and Stockholders’ Deficit
Current liabilities	$23,101	$21,589
Stockholders’ deficit	(13,857)	(4,499)

Total liabilities and stockholders’ deficit	$9,244	$17,090
Statements of Operations

	Six Months Ended June 30,
	2021	2020

Revenues	$95,212	$92,113
Expenses	104,570	93,680

Net loss	$(9,358)	$(1,567)

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

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.6 million and $0.4 million, for the three months ended June 30, 2021 and 2020, respectively, and fees of approximately $1.0 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended June 30, 2021 and 2020, APC recognized a loss from this investment of approximately $16,000 and $10,200, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2021 and 2020, APC recognized a loss of $30,000 and income of $0.1 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets had investment balances of $1.4 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively.

Diagnostic Medical Group
In May 2016, David C.P. Chen M.D., individually, and APC-LSMA entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG.
APC accounts for its investment in DMG under the equity method of accounting as APC has the ability to exercise significant influence, but not control over DMG’s operations. For the three months ended June 30, 2021 and 2020, APC recognized income from this investment of $0.2 million and a loss of $0.1 million, respectively, in the consolidated statements of income. For the six months ended June 30, 2021 and 2020, APC recognized income from investment of $0.2 million and a loss of $0.1 million, respectively, in the consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.8 million and $2.6 million as of June 30, 2021 and December 31, 2020, respectively.
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
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. For the three months ended June 30, 2021 and 2020, APC recognized a loss from this investment of $9,000 and $0.1 million, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2021 and 2020, APC recorded a loss from this investment of $0.1 million and $0.2 million in the accompanying consolidated statements of income, respectively. The accompanying consolidated balance sheets include the related investment balances of $17.1 million and $17.2 million at June 30, 2021 and December 31, 2020, respectively.
531 W. College LLC’s balance sheets at June 30, 2021 and December 31, 2020, and statements of operations for the six months ended June 30, 2021 and 2020, are as follows (in thousands):
Balance sheets

	June 30, 2021	December 31, 2020
Assets

Cash	$305	$648
Other current assets	—	17
Other assets	172	70
Property and equipment, net	33,693	33,697

Total assets	$34,170	$34,432

Liabilities and Members’ Equity

Current liabilities	$—	$32
Stockholders’ equity	34,170	34,400

Total liabilities and members’ equity	$34,170	$34,432

Statements of Operation

	Six Months Ended June 30,
	2021	2020
Revenues	$116	$—
Expenses	344	579
Loss from operations	(228)	(579)

Other income	—	21

Provision for income tax	2	—

Net loss	$(230)	$(558)

One MSO LLC - Related Party
On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% membership interest in One MSO LLC (“One MSO”) for $2.4 million. One MSO owns an office building in Monterey Park, California that is currently being leased to tenants, including NMM. For the three months ended June 30, 2021, One MSO recognized income of $0.1 million in the accompanying consolidated statements of income. For the six months ended June 30, 2021, One MSO recognized income of $0.2 million in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.6 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively.

Tag-6 Medical Investment Group, LLC and Tag-8 Medical Investment Group, LLC - Related Party

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% membership interest in Tag 6 for $4.5 million and a 50% membership interest in Tag 8 for $2.1 million. The Company reevaluated Tag 8 as a VIE since APC is a guarantor on the loan agreement between Tag 8 and MUFG Union Bank N.A. Based on the reevaluation, Tag 8 is a VIE and is consolidated by the Company.

Tag 6 shares common ownership with certain board members of APC and as such is considered a related party. For the three and six months ended June 30, 2021, Tag 6 recognized a loss of $0.2 million in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the Tag 6 investment of $4.7 million and $4.5 million at June 30, 2021 and December 31, 2020, respectively.
Investments in privately held entities that do not report net asset value
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented an approximately 2.8% ownership interest. In connection with the initial purchase, APC received a five-year warrant to purchase an additional 270,000 membership interests. A five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests were contingent upon the portal completion date. However, APC did not exercise the option after completion of the portal. As APC does not have the ability to exercise significant influence, and lacks control over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.
AchievaMed
In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investment in privately held entities in the accompanying consolidated balance sheets as of June 30, 2021.

5.    Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Pacific6
In October 2020, NMM received a promissory note from Pacific6 totaling $0.5 million as a result of the sale of the Company’s interest in MWN. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan receivable – related parties
AHMC
In October 2020, APC entered into a promissory note with AHMC (the “AHMC Note”) for a principal amount of $4.0 million with a maturity date of April 2022. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. As of June 30, 2021, the total principal of $4.0 million remains outstanding. One of the Company’s board members is an officer of AHMC.
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

6.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$11,192	$9,554
Capitation payable	2,600	3,541
Subcontractor IPA payable	2,356	1,662
Professional fees	962	1,378
Due to related parties	188	50
Contract liabilities	29,594	12,988
Accrued compensation	6,900	6,970
Total accounts payable and accrued expenses	$53,792	$36,143

7.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	June 30, 2021	June 30, 2020
Medical liabilities, beginning of period	$50,330	$58,725
Components of medical care costs related to claims incurred:
Current period	158,739	165,571
Prior periods	(1,293)	233
Total medical care costs	157,446	165,804
Payments for medical care costs related to claims incurred:
Current period	(103,302)	(97,112)
Prior periods	(45,130)	(57,470)
Total paid	(148,432)	(154,582)
Adjustments	(37)	326

Medical liabilities, end of period	$59,307	$70,273

8.    Credit Facility, Bank Loan and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	June 30, 2021	December 31, 2020

Term Loan A	$—	$178,125
Revolver Loan	180,000	60,000
Real Estate Loan	7,498	7,580
Construction Loan	77	—
Total debt	187,575	245,705

Less: Current portion of debt	(205)	(10,889)
Less: Unamortized financing costs	(4,665)	(4,605)

Long-term debt	$182,705	$230,211
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2021 (excluding the six months ended June 30, 2021)	$106
2022	285
2023	215
2024	222
2025 and thereafter	186,747

Total	$187,575

Credit Agreement
In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”) with Truist Bank (f.k.a. SunTrust Bank), in its capacity as administrative agent for the lenders, as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders. The Credit Agreement provided a five-year revolving credit facility to the Company of $100.0 million, which includes a letter of credit subfacility of up to $25.0 million. The Credit Agreement also provided a term loan of $190.0 million. Amounts borrowed under the Credit Agreement bore interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters Screen LIBOR01 Page (“LIBOR”), adjusted for any reserve requirement in effect, plus a spread of between 2.00% and 3.00%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread between 1.00% and 2.00%, as determined on a quarterly basis based on the Company’s leverage ratio. In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement and, together with the Company, granted the Lenders a security interest in all of its assets, including, without limitation, all stock and other equity issued by their subsidiaries (including NMM) and all rights with respect to the AP-AMH Loan.
On June 16, 2021, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement” and the credit facility thereunder, the “Amended Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders (in such capacity, the “Agent”), issuing bank, swingline lender and a lender, Truist Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Preferred Bank, Royal Bank of Canada, and Fifth Third Bank, National Association, in their capacities as joint lead arrangers and/or lenders (the “Lenders”), and Bank of the West, The Toronto-Dominion Bank, New York Branch, Wells Fargo, National Association, and City National Bank in their capacities as Lenders, to, among other things, amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, certain Lenders and the Agent, in its entirety.

The Amended Credit Agreement provides for a five-year revolving credit facility (“Revolver Loan”) to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million. The revolving credit facility will be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, finance certain future acquisitions and investments, and provide for working capital needs and other general corporate purposes. Under the Amended Credit Agreement, the terms and conditions of the Guaranty and Security Agreement remain in effect.

Amounts borrowed under the Amended Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page, adjusted for any reserve requirement in effect, plus a spread of from 1.25% to 2.5%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.5%, as determined on a quarterly basis based on the Company’s leverage ratio. As of June 30, 2021, the interest rate on Amended Credit Facility was 1.65%.
The Company is required to pay an annual agent fee of $50,000 and an annual facility fee of 0.175% to 0.35% on the available commitments under the Amended Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company will pay fees for standby letters of credit at an annual rate equal to 1.25% to 2.5%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. The Company is also required to pay customary fees between the Company and Truist Bank, the lead arranger of the Amended Credit Agreement.
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

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At June 30, 2021 and December 31, 2020, the unamortized deferred financing cost was $4.7 million and $4.6 million, respectively.
Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of this purchase, APC assumed the existing loans held by MPP, AMG Properties, and ZLL.
MPP

On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $6.4 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of June 30, 2021, the balance outstanding was $6.2 million. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties

On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $0.7 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of June 30, 2021, the balance outstanding was $0.7 million. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

ZLL

On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $0.7 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of June 30, 2021, the balance outstanding was $0.6 million. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.

The Construction Loan allows Tag 8 to borrow up to $10.7 million with a maturity date of December 1, 2022 (“Construction Loan Term”). Interest rate is equal to an index rate determined by the bank. Monthly interest payments began on May 1, 2021, or can become part of the principal and bear interest. If construction is completed and, there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an extended maturity date of December 1, 2032 (“Permanent Loan Term”). Upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning January 1, 2023. From January 1, 2023 until December 1, 2023, the interest rate will be 2.0% per annum in excess of the LIBOR rate. As of June 30, 2021, the balance outstanding was $0.1 million. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2021 and 2020, was 2.31% and 3.93%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three and six months ended June 30, 2021 and 2020, of $0.4 million and $0.3 million, respectively, and $0.7 million and $0.7 million, respectively.

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
Standby Letters of Credit
APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, totaling $14.8 million for the benefit of CMS. In August 2020, the irrevocable standby letter of credit was released by CMS. As of June 30, 2021, there were no outstanding letters of credit and the Company had $25.0 million available under the Amended Credit Facility.
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
9.    Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature of the APC shares (see Note 2) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interest in APC as mezzanine or temporary equity. APC’s shares are not redeemable, and it is not probable that the shares will become redeemable as of June 30, 2021 and December 31, 2020.
Stockholders’ Equity

As of June 30, 2021, 143,052 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.

Treasury Stock
APC owned 10,885,732 and 12,323,164 shares of ApolloMed’s common stock as of June 30, 2021 and December 31, 2020, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes. During the six months ended June 30, 2021, the Company issued 34,158 shares of common stock to APC as a result of APC exercising its warrants.
Dividends
During the three months ended June 30, 2021 and 2020, APC paid dividends of $19.9 million and $19.6 million, respectively. During the six months ended June 30, 2021 and 2020, APC paid dividends of $19.9 million and $29.6 million, respectively.

During the three months ended June 30, 2021 and 2020, CDSC paid dividends of $1.5 million and $0.6 million, respectively. During the six months ended June 30, 2021 and 2020, CDSC paid dividends of $1.5 million and $0.6 million, respectively.

10.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and six months ended June 30, 2021 and 2020, and associated with the issuance of restricted shares of common stock and vesting of stock options, which are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$602	$298	$1,191	$972
Restricted stock awards	954	554	1,711	938
Total share-based compensation expense	$1,556	$852	$2,902	$1,910
Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2021, was $8.0 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	725,864	$13.25	3.75	$3,400
Options granted	24,437	23.24	—	—
Options exercised	—	—	—	—
Options forfeited	(9,826)	3.89	—	—

Options outstanding at June 30, 2021	740,475	$13.70	3.35	$36,400

Options exercisable at June 30, 2021	529,638	$8.36	2.14	$27,100
During the six months ended June 30, 2021, no stock options were exercised. During the six months ended June 30, 2020, options were exercised for 120,000 shares of the Company's common stock, resulting in proceeds of approximately $0.3 million.
During the six months ended June 30, 2021, the Company granted 24,437 stock options with a vesting period of two years to certain ApolloMed executives with an exercise price of $23.24, which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

June 30, 2021	Executives
Expected term	3.5 years
Expected volatility	81.10%
Risk-free interest rate	0.19%
Market value of common stock	$12.86
Annual dividend yield	—%
Forfeiture rate	—%

Restricted Stock Awards
The Company grants restricted stock awards to officers and employees which are earned based on service conditions. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During the six months ended June 30, 2021, the Company granted restricted stock awards totaling 150,130 shares with a weighted average grant date fair value of $24.16. The grant date fair value of the restricted stock was $3.6 million and will be recognized on a straight-line basis over the awards’ vesting period of one to three years.
Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2021	1,878,126	10.39	1.63	14,800
Warrants granted	—	—	—	—
Warrants exercised	(474,506)	10.15	—	8,100
Warrants expired/forfeited	(17,803)	9.72	—	—

Warrants outstanding at June 30, 2021	1,385,817	$10.49	1.44	72,500

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$10.00	710,756	1.44	710,756	$10.00
11.00	675,061	1.44	675,061	$11.00

$ 10.00 – 11.00	1,385,817	1.44	1,385,817	$10.49
During the six months ended June 30, 2021 and 2020, common stock warrants were exercised for 474,506 and 273,900 shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $4.8 million and $2.6 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the six months ended June 30, 2021 and 2020, respectively.

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
As risk-bearing organizations, APC, Alpha Care, and Accountable Health Care are required to comply with the California Department of Managed Healthcare (“DMHC”) regulations, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations.
Many of the payor and provider contracts with the Company’s affiliated physician-owned medical groups are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services. Such differing interpretations may not come to light until a substantial period of time has passed following contract implementation. Liabilities for claims disputes are recorded when the loss is probable and can be estimated. Any adjustments to reserves are reflected in current operations.
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS. The guarantee generally must be in an amount equal to 2% of the Company’s benchmark Medicare Part A and Part B expenditures. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS and $0 million remains outstanding as of June 30, 2021.
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

12.    Related-Party Transactions
During the three and six months ended June 30, 2021 and 2020, NMM earned approximately $4.2 million and $4.2 million, respectively, and $8.7 million and $8.4 million, respectively, in management fees from LMA, which is accounted for under the equity method based on 46.25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 4).

During the three and six months ended June 30, 2021 and 2020, APC paid approximately $0.6 million and $0.4 million, respectively, and $1.0 million and $1.0 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 4).
During the three and six months ended June 30, 2021 and 2020, APC paid approximately $1.7 million and $0.9 million, respectively, and $3.2 million and $2.6 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 4).
During the three and six months ended June 30, 2021 and 2020, APC paid approximately $30,000 and $0.1 million, respectively, and $51,000 and $0.1 million to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three and six months ended June 30, 2021 and 2020, APC paid approximately $19,000 and $25,000, respectively, and $52,000 and $76,000, respectively, to Fresenius Medical Care (“Fresenius”) and their subsidiaries for services as a provider. During the three and six months ended June 30, 2021 and 2020, APAACO paid approximately $0.2 million and $0.2 million, respectively, and $0.3 million and $0.3 million, respectively, to Fresenius and its subsidiaries for services as a provider. One of the Company’s board members is an officer of Fresenius.

During the three and six months ended June 30, 2021 and 2020, APC paid approximately $0.3 million and $0, respectively, and $0.4 million and $0, respectively, to Fulgent Genetics, Inc. for services as a provider. Fulgent Genetics, Inc. shared a common board member with the Company.
During the three months ended June 30, 2021 and 2020, APC paid an aggregate of approximately $8.2 million and $9.0 million to shareholders, respectively, which included approximately $2.2 million and $3.0 million, respectively, to shareholders who are also officers of APC. During the six months ended June 30, 2021 and 2020, APC paid an aggregate of approximately $15.6 million and $16.3 million to shareholders, respectively, and $3.8 million and $4.8 million, respectively, to shareholders who are also officers of APC.
During the three and six months ended June 30, 2021 and 2020, the Company paid approximately $0 and $0.1 million, respectively, and $0 and $0.2 million, respectively, to Critical Quality Management Corporation (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
For the three and six months ended June 30, 2021 and 2020, SCHC paid approximately $0.1 million and $0.1 million, respectively, and $0.2 million and $0.2 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
During the three and six ended June 30, 2021 and 2020, APC paid approximately $0.4 million and $0.4 million, respectively, and $0.7 million and $0.7 million, respectively, to One MSO, Inc. (“One MSO”) for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 4).
The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC Healthcare Inc. (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and revenue earned related to AHMC, HSMSO, and Aurion (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
AHMC – Risk pool, capitation, claims payment	$12,696	$6,057	$25,793	$18,056
HSMSO – Management fees, net	(31)	(189)	(108)	(321)
Aurion – Management fees	(77)	(53)	(152)	(128)

Receipts, net	$12,588	$5,815	$25,533	$17,607
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and six months ended June 30, 2021 and 2020, the Company has recognized risk pool revenue under this agreement of $14.2 million and $10.2 million, respectively, and $31.2 million and $21.0 million. $63.8 million and $45.3 million remained outstanding as of June 30, 2021 and December 31, 2020, respectively.

During the three and six months ended June 30, 2021 and 2020, NMM paid approximately $44,000 and $0, respectively, and $44,000 and $27,000, respectively, to an ApolloMed board member for consulting services.
In addition, affiliates wholly owned by the Company’s officers, including the Company’s Co-CEOs, Dr. Kenneth Sim and Dr. Thomas Lam, are reported in the accompanying consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.
For equity method investments, loans receivable and line of credits from related parties, see Notes 4, 5, and 8, respectively.

13.    Income Taxes
The Company uses the liability method of accounting for income taxes as set forth in ASC 740 Income Taxes. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.
On an interim basis, the Company estimates what its anticipated annual effective tax rate will be and records a quarterly income tax provision in accordance with the estimated annual rate, plus the tax effect of certain discrete items that arise during the quarter. As the fiscal year progresses, the Company refines its estimates based on actual events and financial results during the quarter. This process can result in significant changes to the Company’s estimated effective tax rate. When this occurs, the income tax provision is adjusted during the quarter in which the estimates are refined so that the year-to-date provision reflects the estimated annual effective tax rate. These changes, along with adjustments to the Company’s deferred taxes and related valuation allowance, may create fluctuations in the overall effective tax rate from quarter to quarter.
As of June 30, 2021, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the six months ended June 30, 2021 and June 30, 2020, was 30.0% and 28.5%, respectively. The tax rate for the six months ended June 30, 2021 differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, nondeductible permanent items, and change in valuation allowance.
As of June 30, 2021, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through December 31, 2020, and for the years ended December 31, 2017 through December 31, 2020, respectively. The Company does not anticipate material changes to the unrecognized tax benefits within the next 12 months.

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
As of June 30, 2021 and December 31, 2020, APC held 10,885,732 and 12,323,164 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

Below is a summary of the earnings per share computations:

Three Months Ended June 30,	2021	2020
Earnings per share – basic	$0.29	$0.20
Earnings per share – diluted	$0.28	$0.19
Weighted average shares of common stock outstanding – basic	44,165,264	36,071,604
Weighted average shares of common stock outstanding – diluted	45,828,802	37,285,585

Six Months Ended June 30,	2021	2020
Earnings per share – basic	$0.60	$0.31
Earnings per share – diluted	$0.58	$0.30
Weighted average shares of common stock outstanding – basic	43,255,901	36,040,936
Weighted average shares of common stock outstanding – diluted	44,746,761	37,296,913

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended June 30,	2021	2020
Weighted average shares of common stock outstanding – basic	44,165,264	36,071,604
Stock options	466,104	169,402
Warrants	992,723	1,041,784
Restricted stock awards	204,711	2,795
Weighted average shares of common stock outstanding – diluted	45,828,802	37,285,585

Six Months Ended June 30,	2021	2020
Weighted average shares of common stock outstanding – basic	43,255,901	36,040,936
Stock options	409,154	173,299
Warrants	911,131	1,076,802
Restricted stock awards	170,575	5,876
Weighted average shares of common stock outstanding – diluted	44,746,761	37,296,913

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

	June 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$105,108	$126,158
Investment in marketable securities	187,130	67,637
Receivables, net	14,796	5,155
Receivables, net – related party	66,670	46,718
Other receivables	1,814	1,084
Prepaid expenses and other current assets	10,262	14,863
Loan receivable – related party	4,000	—
Amount due from affiliate	16,286	—
Total current assets	406,066	261,615

Noncurrent assets
Land, property and equipment, net	38,770	27,599
Intangible assets, net	64,246	69,250
Goodwill	109,460	109,460
Loans receivable – related parties	114	4,145
Investment in affiliates	683,733	225,144
Investments in other entities – equity method	37,372	43,516
Investment in privately held entities	405	36,584
Restricted cash	—	500
Operating lease right-of-use assets	5,597	6,298
Other assets	1,812	17,177

Total noncurrent assets	941,509	539,673

Total assets	$1,347,575	$801,288

Current liabilities
Accounts payable and accrued expenses	$14,310	$12,963
Fiduciary accounts payable	9,092	9,642

	June 30, 2021	December 31, 2020
Medical liabilities	46,256	37,684
Income taxes payable	1,784	4,225
Dividends payable	536	485
Amount due to affiliate	—	22,698
Current portion of long-term debt	205	201
Finance lease liabilities	110	102
Operating lease liabilities	1,245	1,242

Total current liabilities	73,538	89,242

Noncurrent liabilities
Long-term debt, net of current portion and deferred financing costs	7,390	7,379
Deferred tax liability	20,190	9,144
Finance lease liabilities, net of current portion	249	311
Operating lease liabilities, net of current portion	4,575	5,242
Other long-term liabilities	1,195	—

Total noncurrent liabilities	33,599	22,076

Total liabilities	$107,137	$111,318
The assets of the Company’s other consolidated VIEs were not considered significant.

16.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of one month to five years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of June 30, 2021 and December 31, 2020, assets recorded under finance leases were $0.4 million and $0.4 million, respectively, and accumulated depreciation associated with finance leases were $0.5 million and $0.4 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020

Operating lease cost	$1,263	$1,446

Finance lease cost
Amortization of lease expense	27	35
Interest on lease liabilities	3	4

Sublease income	(280)	(226)

Total lease cost, net	$1,013	$1,259

	Six Months Ended June 30,
	2021	2020

Operating lease cost	$2,515	$3,388

Finance lease cost
Amortization of lease expense	54	61
Interest on lease liabilities	6	7

Sublease income	(473)	(360)

Total lease cost, net	$2,102	$3,096

Other information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,293	$1,333
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	27	35

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$2,907

	Six Months Ended June 30,
	2021	2020

Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,149	$2,880
Operating cash flows from finance leases	6	7
Financing cash flows from finance leases	54	61

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$7,652

	June 30,
	2021	2020

Weighted Average Remaining Lease Term

Operating leases	6.56 years	7.06 years
Finance leases	3.17 years	4.17 years

Weighted Average Discount Rate

Operating leases	6.10%	6.10%
Finance leases	3.00%	3.00%

Future minimum lease payments under non-cancellable leases as of June 30, 2021, is as follows (in thousands):

June 30, 2021	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	$2,042	$60
2022	3,529	119
2023	3,303	119
2024	2,940	79
2025	2,648	—
Thereafter	6,811	—

Total future minimum lease payments	21,273	377
Less: imputed interest	3,929	18
Total lease liabilities	17,344	359
Less: current portion	2,831	110
Long-term lease liabilities	$14,513	$249
As of June 30, 2021, the Company does not have additional operating and finance leases that have not yet commenced.

17.    Subsequent Events
Access Primary Care Medical Group

On July 15, 2021, a physician-owned designated shareholder professional corporation affiliated with the Company entered into a definitive agreement to acquire 80% of the fully diluted capitalization of Access Primary Care Medical Group (“APCMG”). 50% will be paid out in cash to APCMG within 10 business days of the transaction and the remaining 50% will be paid out in cash upon APCMG’s achievement of certain financial milestones related to fiscal year 2022. APCMG is a primary care physicians' group focused on providing high-quality care to senior patients.
Sun Clinical Laboratories
On June 1, 2021, the Company entered into a definitive agreement with Sun Clinical Laboratories ("Sun Labs"), under which the Company will purchase a 49% interest in Sun Labs for $4.0 million. Sun Labs is a CLIA-certified full-service lab that operates 19 locations across the San Gabriel Valley in southern California. The transaction is expected to close by the end of the third quarter of 2021.

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
Overview
We, together with our affiliated physician-owned medical groups and consolidated entities, are a leading physician-centric, technology-enabled healthcare management company. Leveraging our proprietary population health management and healthcare delivery platform, we operate an integrated, value-based healthcare model. We aim to empower the healthcare providers in our network to deliver the highest quality of care to our patients in a cost-effective manner.

Headquartered in Alhambra, California, our subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and a Next Generation Accountable Care Organization (“NGACO”). Network Medical Management, Inc. (“NMM”) and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under brands including (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc., and (iii) Accountable Health Care IPA. These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”), and Southern California Heart Centers, a Medical Corporation (“SCHC”). Our NGACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services program, which allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward under an attribution-based risk-sharing model.

We, together with our affiliated physician-owned medical groups and consolidated entities, provide coordinated outcomes-based medical care primarily serving patients in California. The majority of our patients are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”). However, a small portion of our revenue comes from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups and health plans. Our physician network consists of primary care physicians, specialist physicians and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: NMM, AMM, and APAACO and their consolidated entities, including consolidated VIEs.

Led by a management team with several decades of experience, we are focused on physicians providing high-quality medical care, population health management, and care coordination for patients. As a result, we are well positioned to take advantage of the shift in the U.S. healthcare industry toward providing value-based and results-oriented healthcare with a focus on patient satisfaction, high-quality care, and cost efficiency.
Through our NGACO model and a network of IPAs with more than 2,000 primary care physicians, 7,000 specialist physicians, 10 dual physicians, and 400 physician and specialist extenders, we are currently responsible for coordinating care for approximately 1.1 million patients in California.

Recent and Other Developments
Access Primary Care Medical Group

On July 15, 2021, the Company entered into a definitive agreement to acquire 80% of the fully diluted capitalization of Access Primary Care Medical Group (“APCMG”). 50% will be paid out in cash to APCMG within 10 business days of the transaction and the remaining 50% will be paid out in cash upon APCMG’s achievement of certain financial milestones related to fiscal year 2022. APCMG is a primary care physicians' group focused on providing high-quality care to senior patients.
Sun Clinical Laboratories
On June 1, 2021, the Company entered into a definitive agreement with Sun Clinical Laboratories ("Sun Labs"), under which the Company will purchase a 49% interest in Sun Labs for $4.0 million. Sun Labs is a CLIA-certified full-service lab that operates 19 locations across the San Gabriel Valley in southern California. The transaction is expected to close by the end of the third quarter of 2021.
Coalition of Asian-American IPA
In January 2021, the Company entered into an agreement to purchase a 30% interest CAIPA MSO. CAIPA MSO provides management, consulting, administrative, and other support services to professional healthcare service providers, including to Chinese American IPA d/b/a Coalition of Asian-American IPA ("CAIPA"), a leading independent practice association providing medical services to approximately 0.5 million members in the greater New York City area. The transaction is expected to close by the end of the third quarter of 2021.

Key Financial Measures and Indicators
Operating Revenues

Our revenue primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income, and FFS revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
Operating Expenses
Our largest expenses are the patient care cost paid to contracted physicians and the cost of providing management and administrative support services to our affiliated physician groups. These management services include utilization and case management, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$144,550	$140,949	$3,601	3%
Risk pool settlements and incentives	16,214	12,003	4,211	35%
Management fee income	8,143	8,690	(547)	(6)%
Fee-for-services, net	4,621	2,270	2,351	104%
Other income	2,110	1,257	853	68%
Total revenue	175,638	165,169	10,469	6%

Operating expenses
Cost of services, excluding depreciation and amortization	136,214	136,079	135	—%
General and administrative expenses	14,199	11,556	2,643	23%
Depreciation and amortization	4,237	4,628	(391)	(8)%
Total expenses	154,650	152,263	2,387	2%

Income from operations	20,988	12,906	8,082	63%

Other income
(Loss) income from equity method investments	(3,134)	834	(3,968)	(476)%
Gain on sale of equity method investment	—	99,647	(99,647)	(100)%
Interest expense	(1,853)	(2,673)	820	(31)%
Interest income	563	863	(300)	(35)%
Other income	67,886	1,282	66,604	*
Total other income, net	63,462	99,953	(36,491)	(37)%

Income before provision for income taxes	84,450	112,859	(28,409)	(25)%

Provision for income taxes	24,920	31,858	(6,938)	(22)%

Net income	59,530	81,001	(21,471)	(27)%

Net income attributable to noncontrolling interest	46,872	73,957	(27,085)	(37)%

Net income attributable to Apollo Medical Holdings, Inc.	$12,658	$7,044	$5,614	80%

*    Percentage change of over 500%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$289,290	$281,370	7,920	3%
Risk pool settlements and incentives	34,224	23,239	10,985	47%
Management fee income	16,693	17,505	(812)	(5)%
Fee-for-services, net	7,707	5,697	2,010	35%
Other income	3,782	2,463	1,319	54%
Total revenue	351,696	330,274	21,422	6%

Operating expenses
Cost of services, excluding depreciation and amortization	276,829	280,283	(3,454)	(1)%
General and administrative expenses	23,663	23,390	273	1%
Depreciation and amortization	8,434	9,330	(896)	(10)%
Total expenses	308,926	313,003	(4,077)	(1)%

Income from operations	42,770	17,271	25,499	148%

Other income
(Loss) income from equity method investments	(3,812)	2,888	(6,700)	(232)%
Gain on sale of equity method investment	—	99,647	(99,647)	(100)%
Interest expense	(3,376)	(5,541)	2,165	(39)%
Interest income	912	1,792	(880)	(49)%
Other income	69,190	1,384	67,806	*
Total other income, net	62,914	100,170	(37,256)	(37)%

Income before provision for income taxes	105,684	117,441	(11,757)	(10)%

Provision for income taxes	31,696	33,453	(1,757)	(5)%

Net income	73,988	83,988	(10,000)	(12)%

Net income attributable to noncontrolling interest	48,179	72,892	(24,713)	(34)%

Net income attributable to Apollo Medical Holdings, Inc.	$25,809	$11,096	14,713	133%
*    Percentage change of over 500%
Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended June 30, 2021, was $12.7 million, as compared to $7.0 million for the same period in 2020, an increase of $5.6 million.
Our net income attributable to Apollo Medical Holdings, Inc. for the six months ended June 30, 2021, was $25.8 million, as compared to $11.1 million for the same period in 2020, an increase of $14.7 million.
Physician Groups and Patients
As of June 30, 2021 and 2020, we managed a total of 12 and 13 groups of affiliated physicians, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.1 million and 1.1 million, respectively.
Revenue

Our revenue for the three months ended June 30, 2021, was $175.6 million, as compared to $165.2 million for the three months ended June 30, 2020, an increase of $10.5 million, or 6%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $3.6 million driven by membership growth at APC and ACMG, which contributed additional capitation revenue of approximately $13.1 million, offset with a decrease in capitation revenue at APA ACO and AHC of $6.5 million and $2.9 million, respectively. The decrease in revenue at APA ACO was due to timing of claims expenditures incurred and the decrease at AHC was a result of membership reductions.
(ii) Risk pool settlement and incentive revenue increased by $4.2 million primarily due to reduced utilization at ApolloMed’s partner hospitals resulting from the suspension of non-emergency medical procedures in early 2020 when the COVID-19 pandemic first began, as these revenues from ApolloMed's partner hospitals reflect a 15-18 month lag.
(iii) Fee for service increased by approximately $2.4 million due to increased visits to our surgery and heart centers, which were partially closed in the prior year due COVID-19.
Our revenue for the six months ended June 30, 2021, was $351.7 million, as compared to $330.3 million for the six months ended June 30, 2020, an increase of $21.4 million, or 6%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $7.9 million driven by membership growth at APC and ACMG and higher average capitation rate at APC, which contributed additional capitation revenue of approximately $25.7 million, offset with a decrease in capitation revenue at APA ACO and AHC of $11.2 million and $6.6 million, respectively. The decrease in revenue at APA ACO was due to timing of claims expenditures incurred and the decrease at AHC was a result of membership reductions.
(ii) Risk pool settlement and incentive revenue increased by $11.0 million primarily due to reduced utilization at ApolloMed’s partner hospitals resulting from the suspension of non-emergency medical procedures in early 2020 when the COVID-19 pandemic first began, as these revenues from ApolloMed's partner hospitals reflect a 15-18 month lag. In addition, the Company received a $4.5 million settlement related to prior year risk pool.
(iii) Fee for service increased by approximately $2.0 million due to increased visits to our surgery and heart centers, which were partially closed in the prior year due COVID-19.
Cost of Services, excluding depreciation and amortization
Expenses related to cost of services for the three months ended June 30, 2021, were $136.2 million, as compared to $136.1 million for the same period in 2020, an increase of $0.1 million.
Expenses related to cost of services for the six months ended June 30, 2021, were $276.8 million, as compared to $280.3 million for the same period in 2020, a decrease of $3.5 million. The overall decrease was primarily due to a reduction of claims expenditures incurred at APA ACO.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2021, were $14.2 million, as compared to $11.6 million for the same period in 2020, an increase of $2.6 million, or 23%. The increase was primarily due to costs incurred as a result of the execution of the Amended Credit Facility agreement.
General and administrative expenses for the six months ended June 30, 2021, were $23.7 million, as compared to $23.4 million for the same period in 2020, an increase of $0.3 million, or 1%. The increase is primarily due to costs incurred as a result of the execution of the Amended Credit Facility agreement. This is partially offset by a reduction in consulting and professional costs as a result of efficiencies gained from our continued development of our in-house technology platform of approximately $1.0 million and the elimination of rent expense for properties leased by MPP, ZLL, and AMG Properties as a result of the Company's acquisition of these entities.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2021 were $4.2 million, as compared to $4.6 million for the same period in 2020. This amount includes depreciation of property and equipment and the amortization of intangible assets.

Depreciation and amortization expenses for the six months ended June 30, 2021 were $8.4 million, as compared to $9.3 million for the same period in 2020. This amount includes depreciation of property and equipment and the amortization of intangible assets.
(Loss) Income from Equity Method Investments
Loss from equity method investments for the three months ended June 30, 2021, was $3.1 million, as compared to income from equity method investments of $0.8 million for the same period in 2020, a decrease of $4.0 million. The decrease was primarily due to our investment in LMA. The Company incurred a loss of $3.8 million from LMA as a result of increased claims expense.
Loss from equity method investments for the six months ended June 30, 2021, was $3.8 million, as compared to income from equity method investments of $2.9 million for the same period in 2020, a decrease of $6.7 million. The decrease was partially due to the sale of UCI in April 2020. For the six months ended June 30, 2020, UCI contributed equity earnings of $3.6 million. The additional decrease is from our investment in LMA. For the six months ended June 30, 2021, the Company incurred a loss of $3.9 million from LMA as a result of increased claims expense.
Interest Expense
Interest expense for the three months ended June 30, 2021, was $1.9 million, as compared to $2.7 million for the same period in 2020, a decrease of $0.8 million. Interest expense for the six months ended June 30, 2021, was $3.4 million, as compared to $5.5 million for the same period in 2020, a decrease of $2.2 million. Interest expense reflected was primarily for interest incurred on our Credit Facility. The decrease in interest expense for the three and six months ended June 30, 2021 was primarily due to the Company refinancing their Credit Facility to the Amended Credit Facility in June 2021 and lower interest rates for the three and six months ended June 30, 2021 as compared to the same periods in 2020.
Interest Income
Interest income for the three and six months ended June 30, 2021, was $0.6 million and $0.9 million, respectively, as compared to $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2020. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Other Income
Other income for the three months ended June 30, 2021, was $67.9 million, as compared to $1.3 million for the same period in 2020, an increase of $66.6 million. Other income for the six months ended June 30, 2021, was $69.2 million, as compared to $1.4 million for the same period in 2020, an increase of $67.8 million. The increase in other income was primarily due to an unrealized gain of $83.8 million as a result of a 1-to-3 conversion of a payer partner’s preferred shares to common stock as a result of the payer partner becoming a public company. The increase was partially offset by a $15.7 million write-off of the Company’s beneficial interest receivable.
Provision for Income Tax
Income tax expense was $24.9 million for the three months ended June 30, 2021, as compared to $31.9 million for the same period in 2020. The decrease in tax expense was due to a decrease in pre-tax income for the three months ended June 30, 2021, period as compared to the same period in 2020, as described above.
Income tax expense was $31.7 million for the six months ended June 30, 2021, as compared to $33.5 million for the same period in 2020. The decrease in tax expense was due to decrease in pre-tax income for the six months ended June 30, 2021, period as compared to the same period in 2020, as described above.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2021 and June 30, 2020, was $46.9 million and $74.0 million, respectively, a decrease of $27.1 million. The decrease was primarily driven by the sale of UCI in April 2020.
Net income attributable to noncontrolling interests for the six months ended June 30, 2021 and June 30,2020, was $48.2 million and $72.9 million, respectively, a decrease of $24.7 million. The decrease was primarily driven by the sale of UCI in April 2020.

2021 Guidance
    ApolloMed is raising its full-year 2021 guidance, previously disclosed on March 10, 2021, and subsequently reiterated on May 5, 2021, as a result of our continued organic growth and encouraging results in the first half of the year. Net income and EBITDA include the impact of APC's investment in a payer partner, which completed an initial public offering to become a publicly traded company in June 2021. As APC's investment is an excluded asset solely for the benefit of APC and its shareholders, any gains or losses as a result of this investment do not affect the net income attributable to ApolloMed and adjusted EBITDA attributable to ApolloMed. The revised net income and EBITDA guidance ranges assumes a share price of $8.49 on close of August 3, 2021. These assumptions are based on the Company’s existing business, current view of existing market conditions and assumptions for the year ending December 31, 2021.

(in millions)	2021 Guidance Range		2021 Guidance Range
	(as of March 10, 2021)		(as of August 5, 2021)
	Low	High	Low	High
Total revenue	$690.0	$710.0	$700.0	$720.0
Net income	$50.0	$60.0	$56.0	$66.0
Net income attributable to ApolloMed	$35.0	$45.0	$48.0	$58.0
EBITDA	$95.0	$105.0	$100.0	$119.0
Adjusted EBITDA	$115.0	$125.0	$120.5	$130.5

    See “Guidance Reconciliation of Net Income to EBITDA and adjusted EBITDA” and “Use of Non-GAAP Financial Measures” for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Forward-Looking Statements” within this Quarterly Report on Form 10-Q.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA
	2021 Guidance Range		2021 Guidance Range
	(as of March 10, 2021)		(as of August 5, 2021)
(in thousands)
	Low	High	Low	High
Net income	$50,000	$60,000	$56,000	$66,000
Interest expense	8,000	8,500	6,000	8,400
Interest income	(3,000)	(5,000)	(1,500)	(2,400)
Provision for income taxes	23,000	24,000	24,000	29,000
Depreciation and amortization	17,000	17,500	15,500	18,000
EBITDA	95,000	105,000	100,000	119,000

Income from equity method investments	(500)	(1,000)	3,500	(500)
Investment in payer partner	—	—	(9,000)	(9,000)
Provider bonus payments	6,000	6,000	6,000	6,000
Net loss adjustment for recently acquired IPAs	14,500	15,000	20,000	15,000
Adjusted EBITDA	$115,000	$125,000	$120,500	$130,500

Use of Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with GAAP is net (loss) income. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles (“GAAP”), and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income from equity method investments, provider bonuses, impairment of intangibles, provision of doubtful accounts, and other income earned that is not related to the Company’s normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
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

Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at June 30, 2021, totaled $364.5 million as compared to $261.2 million at December 31, 2020. Working capital totaled $342.5 million at June 30, 2021, as compared to $223.6 million at December 31, 2020, an increase of $118.9 million, or 53%.
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
Our cash, cash equivalents and restricted cash decreased by $16.7 million from $194.0 million at December 31, 2020, to $177.3 million at June 30, 2021. Cash provided by operating activities for the six months ended June 30, 2021, was $31.3 million, as compared to cash provided by operating activities of $12.6 million for the six months ended June 30, 2020. The increase in cash provided by operating activities was primarily driven by increase in earnings adjusted for non-cash items of approximately $44.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was offset with increased cash usage related to our working capital accounts of $25.9 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, including $8.3 million in receivables, net – related parties and payments for income taxes, accounts payable and accrued expenses of $19.7 million.
Cash used in investing activities during the six months ended June 30, 2021, was $9.8 million, primarily due to purchases of property and equipment of $7.4 million, prepayment for investment purchase of $4.5 million, funding for an equity method investment of $1.7 million, and purchase of marketable securities of $0.7 million. The cash used in investing activities was partially offset by cash received from consolidation of Tag 8 of $3.3 million and proceeds from sale of marketable securities of $1.1 million. This is compared to cash provided by investing activities of $67.2 million for the six months ended June 30, 2020 due to the proceeds received related to the sale of UCI totaling $52.7 million and proceeds from loan receivable repayment of $16.5 million. The proceeds were offset with cash used to purchase marketable securities of $1.1 million, funding for an equity method investment of $0.5 million, and capital expenditures (mainly purchases of property and equipment) of $0.5 million.
Cash used in financing activities during the six months ended June 30, 2021, was $38.2 million as compared to cash used in financing activities of $30.5 million for the six months ended June 30, 2020. Cash used for the six months ended June 30, 2021 was primarily due to repayment of long-term debt of $238.2 million, dividend payment of $21.1 million, and repurchase of shares of $3.0 million. The cash used in financing activities was partially offset by a drawdown of $180.0 million on the Amended Credit Facility, proceeds from sale of shares of $40.1 million, and proceeds from the exercise of options and warrants of $4.8 million. This is compared to cash used in the six months period ended June 30, 2020 of $30.5 million due to dividend payment of $30.2 million, repayment of long-term debt totaling $2.4 million and repurchase of shares of $0.8 million, offset with proceeds from exercise of stock options and warrants of $2.9 million.

Excluded Assets
In September 2019, APC and AP-AMH entered into Second Amendment to Series A Preferred Stock Purchase Agreement, which clarified the term “Excluded Assets”. “Excluded Assets” means (i) assets received from the sale of shares of the Series A Preferred Stock equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
As of June 30, 2021 and December 31, 2020, Excluded Assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$49,770	$38,773
Investment in marketable securities	187,130	66,534
Land, property and equipment, net	31,613	24,466
Loan receivable – related parties	4,050	4,145
Investments in other entities – equity method	28,105	25,847
Investment in privately held entities	—	36,179
Other receivable	753	15,723
Long-term debt	(7,498)	(7,580)

Total Excluded Assets	$293,923	$204,087

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

June 30, 2021

Revolver Loan	$180,000
Real Estate Loan	7,498
Construction Loan	77
Total debt	187,575

Less: Current portion of debt	(205)
Less: Unamortized financing costs	(4,665)

Long-term debt	$182,705
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2021 (excluding the six months ended June 30, 2021)	$106
2022	285
2023	215
2024	222
2025 and thereafter	186,747

Total	$187,575
Credit Agreement
    In September 2019, the Company entered into a secured credit agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”) with Truist Bank (f.k.a. SunTrust Bank), in its capacity as administrative agent for the lenders, as a lender, an issuer of letters of credit and as swingline lender, and Preferred Bank, JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Royal Bank of Canada, Fifth Third Bank and City National Bank, as lenders. The Credit Agreement provided a five-year revolving credit facility to the Company of $100.0 million, which includes a letter of credit subfacility of up to $25.0 million. The Credit Agreement also provided a term loan of $190.0 million. In connection with the closing of the Credit Agreement, the Company, its subsidiary, NMM, and the Agent entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”), pursuant to which, among other things, NMM guaranteed the obligations of the Company under the Credit Agreement.
On June 16, 2021, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement” and the credit facility thereunder, the “Amended Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders (in such capacity, the “Agent”), issuing bank, swingline lender and a lender, Truist Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Preferred Bank, Royal Bank of Canada, and Fifth Third Bank, National Association, in their capacities as joint lead arrangers and/or lenders (the “Lenders”), and Bank of the West, The Toronto-Dominion Bank, New York Branch, Well Fargo, National Association, and City National Bank in their capacities as Lenders, to, among other things, amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, certain Lenders and the Agent, in its entirety.

The Amended Credit Agreement provides for a five-year revolving credit facility (“Revolver Loan”) to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million. The revolving credit facility will be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, finance certain future acquisitions and investments, and provide for working capital needs and other general corporate purposes. Under the Amended Credit Agreement, the terms and conditions of the Guaranty and Security Agreement remain in effect.

The Amended Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis.

Covenant Ratios (1)	Requirement	June 30, 2021
Consolidated leverage ratio	Less than 3.75 to 1.00	1.02
Consolidated interest coverage ratio	Greater than 3.25 to 1.00	21.17
(1) All covenant ratio titles utilize terms as defined in the respective debt agreements.
Refer to Note 8 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2021 and 2020, were 2.31% and 3.93%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three and six months ended June 30, 2021 and 2020, of $0.4 million and $0.3 million, respectively, and $0.3 million and $0.7 million, respectively.

Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase, APC assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively. Refer to Note 8 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”) that allows Tag 8 to borrow up to $10.7 million. Tag 8 is a VIE consolidated by the Company. Refer to Note 8 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Lines of Credit – Related Party
APC Business Loan
On September 10, 2019, the APC Business Loan Agreement with Preferred Bank (the “APC Business Loan Agreement”) was amended to decrease loan availability to $4.1 million. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit. The amendment also reclassified, as a permitted lien, the security interest in all of APC’s assets granted in favor of NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under, and as required pursuant to, the APC management services agreement dated as of July 1, 1999, as amended.

Intercompany Loans
Each of AMH, MMG, AKM Medical Group, Inc. (“AKM”), SCHC, and Bay Area Hospitalist Associates (“BAHA”) has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entity in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates upon the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation (in thousands).

			Six Months Ended June 30, 2021
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

Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of June 30, 2021, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 1.25% to 2.5%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.5%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. In addition, as of June 30, 2021, Tag 8, a VIE consolidated by the Company, had $0.1 million in outstanding borrowings for the Construction Loan. Interest rate on the “Construction Loan” is equal to an index rate determined by the bank. Furthermore, as of June 30, 2021, APC had $7.5 million in outstanding borrowings for real estate loans related to ZLL, MPP, and AMG Properties (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal Prime Rate, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.250% per annum. Under no circumstances will the interest rate on this loan be less than 3.500% per annum or more than the maximum rate allowed by applicable law. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loan, and Real Estate Loans would have increased or decreased our interest expense for the three months ended June 30, 2021, by $1.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of June 30, 2021, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of our business, we from time to time become involved in pending and threatened legal actions and proceedings, most of which involve claims of medical malpractice related to medical services that are provided by our affiliated hospitalists. Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs, but as of the date of this Quarterly Report on Form 10-Q, except as disclosed, we are not a party to any lawsuit or proceeding which management expects to, individually or in the aggregate, have a material adverse effect on us or our business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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
None for the three months ended June 30, 2021.

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

10*
Amended and Restated Credit Agreement dated as of June 16, 2021, by and among Apollo Medical Holdings, Inc., as Borrower, the Lenders from time to time party thereto, and Truist Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 6, 2021	By:	/s/ Kenneth Sim
Kenneth Sim, M.D. Executive Chairman & Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer (Principal Financial Officer)