Form 10-Q
period 2021-09-30
Apollo Medical Holdings, Inc.
filed 2021-11-05
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of October 26, 2021, there were 55,549,053 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
AKM	AKM Medical Group, Inc.
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
AP-AMH 2	AP-AMH 2 Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APCMG	Access Primary Care Medical Group
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
CAIPA MSO	CAIPA MSO, LLC
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group of Southern California
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners, LLC
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Sun Labs	Sun Clinical Laboratories
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity
ZLL	ZLL Partners, LLC

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
Trade names and trademarks of the Company and its subsidiaries referred to herein, and their respective logos, are our property. This Quarterly Report on Form 10-Q may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about the Company’s guidance for the year ending December 31, 2021, any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, such as our projected capitation from CMS for the year ending December 31, 2021, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; any statements regarding the outlook on our NGACO Model or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
    Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2021	December 31, 2020

Assets

Current assets
Cash and cash equivalents	$204,768	$193,470
Investments in marketable securities	128,558	67,695
Receivables, net	18,753	7,058
Receivables, net – related parties	53,626	49,260
Other receivables	5,773	4,297
Prepaid expenses and other current assets	11,734	16,797
Loan receivable – related party	4,000	—

Total current assets	427,212	338,577

Noncurrent assets
Land, property, and equipment, net	49,280	29,890
Intangible assets, net	83,594	86,985
Goodwill	243,353	239,053
Loans receivable	584	480
Loans receivable – related party	—	4,145
Investments in other entities – equity method	45,046	43,292
Investments in privately held entities	896	37,075
Restricted cash	—	500
Operating lease right-of-use assets	16,134	18,574
Other assets	5,195	18,915

Total noncurrent assets	444,082	478,909

Total assets (1)	$871,294	$817,486

Liabilities, mezzanine equity, and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$57,505	$36,143
Fiduciary accounts payable	8,827	9,642
Medical liabilities	42,872	50,330
Income taxes payable	4,024	4,224
Dividend payable	556	485
Finance lease liabilities	110	102
Operating lease liabilities	2,658	3,177

	September 30, 2021	December 31, 2020

Current portion of long-term debt	207	10,889

Total current liabilities	116,759	114,992

Noncurrent liabilities
Deferred tax liability	19,592	10,959
Finance lease liabilities, net of current portion	221	311
Operating lease liabilities, net of current portion	13,856	15,865
Long-term debt, net of current portion and deferred financing costs	182,813	230,211
Other long-term liabilities	6,232	—

Total noncurrent liabilities	222,714	257,346

Total liabilities (1)	339,473	372,338

Commitments and contingencies (Note 12)

Mezzanine equity
Noncontrolling interest in Allied Physicians of California, a Professional Medical Corporation	91,500	114,237

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 44,397,050 and 42,249,137 shares issued and outstanding, excluding 10,925,702 and 12,323,164 treasury shares, as of September 30, 2021 and December 31, 2020, respectively	44	42
Additional paid-in capital	305,994	261,011
Retained earnings	129,859	69,771
	435,897	330,824

Noncontrolling interest	4,424	87

Total stockholders’ equity	440,321	330,911

Total liabilities, mezzanine equity, and stockholders’ equity	$871,294	$817,486
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $601.8 million and $576.1 million as of September 30, 2021 and December 31, 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $92.8 million and $88.6 million as of September 30, 2021 and December 31, 2020, respectively. The VIE balances do not include $994.8 million of investment in affiliates and $15.8 million of amounts due from affiliates as of September 30, 2021 and $225.1 million of investment in affiliates and $22.7 million of amounts due to affiliates as of December 31, 2020 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 16 – Variable Interest Entities (VIEs) for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Capitation, net	$149,059	$135,032	$438,350	$416,402
Risk pool settlements and incentives	59,923	30,916	94,146	54,155
Management fee income	9,652	8,707	26,345	26,212
Fee-for-service, net	7,260	3,737	14,968	9,434
Other income	1,223	1,731	5,006	4,194

Total revenue	227,117	180,123	578,815	510,397

Operating expenses
Cost of services, excluding depreciation and amortization	147,473	121,823	424,303	402,106
General and administrative expenses	21,813	16,270	45,476	39,660
Depreciation and amortization	4,671	4,674	13,105	14,004

Total expenses	173,957	142,767	482,884	455,770

Income from operations	53,160	37,356	95,931	54,627

Other (expense) income
Income (loss) from equity method investments	132	403	(3,680)	3,291
Gain on sale of equity method investment	2,193	—	2,193	99,647
Interest expense	(967)	(2,466)	(4,343)	(8,007)
Interest income	420	752	1,331	2,544
Unrealized (loss) gain on investments	(60,943)	—	22,826	—
Other income (expense)	500	130	(14,080)	1,514

Total other (expense) income, net	(58,665)	(1,181)	4,247	98,989

(Loss) income before (benefit from) provision for income taxes	(5,505)	36,175	100,178	153,616

(Benefit from) provision for income taxes	(120)	10,751	31,575	44,204

Net (loss) income	(5,385)	25,424	68,603	109,412

Net (loss) income attributable to noncontrolling interest	(39,664)	8,711	8,515	81,603

Net income attributable to Apollo Medical Holdings, Inc.	$34,279	$16,713	60,088	$27,809

Earnings per share – basic	$0.77	$0.46	$1.38	$0.77

Earnings per share – diluted	$0.74	$0.45	$1.33	$0.75
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Noncontrolling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Noncontrolling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2021	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income	760	—	—	—	13,151	547	13,698
Purchase of noncontrolling interest	(150)	—	—	—	—	(75)	(75)
Cancellation of restricted stock awards	—	(5,281)	—	(144)	—	—	(144)
Shares issued for vesting of restricted stock awards	—	7,689	—	—	—	—	—
Shares issued for exercise of options and warrants	—	421,002	1	4,255	—	—	4,256
Repurchase of treasury shares by noncontrolling interest	—	(34,158)	—	(342)	—	—	(342)
Share-based compensation	—	—	—	1,346	—	—	1,346
Sales of noncontrolling interest	—	—	—	—	—	37	37
Balance at March 31, 2021	$114,847	42,638,389	$43	$266,126	$82,922	$596	$349,687
Net income	46,859	—	—	—	12,658	13	12,671
Cancellation of restricted stock awards	—	(5,426)	—	(189)	—	—	(189)
Shares issued for vesting of restricted stock awards	—	22,284	—	—	—	—	—
Shares issued for exercise of options and warrants	—	53,504	—	561	—	—	561
Repurchase of treasury shares by noncontrolling interest	—	(100,000)	—	(2,450)	—	—	(2,450)
Share-based compensation	—	—	—	1,556	—	—	1,556
Sale of noncontrolling interest	150	—	—	—	—	—	—
Sale of shares by noncontrolling interest	—	1,638,045	1	40,132	—	—	40,133
Investment in noncontrolling interest	—	—	—	—	—	3,769	3,769
Dividends	(20,000)	—	—	—	—	(1,156)	(1,156)
Balance at June 30, 2021	$141,856	44,246,796	$44	$305,736	$95,580	$3,222	$404,582
Net income	(40,356)	—	—	—	34,279	692	34,971
Shares issued for exercise of options and warrants	—	190,254	—	1,785	—	—	1,785
Repurchase of treasury shares by noncontrolling interest	—	(40,000)	—	(2,947)	—	—	(2,947)
Share-based compensation	—	—	—	1,420	—	—	1,420
Acquisition of noncontrolling interest	—	—	—	—	—	500	500
Noncontrolling interest capital charge	—	—	—	—	—	10	10
Dividends	(10,000)	—	—	—	—	—	—
Balance at September 30, 2021	$91,500	44,397,050	$44	$305,994	$129,859	$4,424	$440,321

	Mezzanine Equity – Noncontrolling Interest in APC					Retained Earnings
		Common Stock Outstanding			Additional Paid-in Capital		Noncontrolling Interest	Stockholders’ Equity
		Shares		Amount
Balance at January 1, 2020	$168,725	35,908,057		$36	$159,608	$31,905	$786	$192,335
Net (loss) income	(1,160)	—		—	—	4,052	95	4,147
Purchase of noncontrolling interest	(126)	—		—	—	—	—	—
Purchase of treasury shares	—	(16,897)		—	(301)			(301)
Shares issued for exercise of options and warrants	—	151,601		—	722	—	—	722
Share-based compensation	—	—		—	1,058	—	—	1,058
Dividends	(10,000)	—		—	—	—	—	—
Balance at March 31, 2020	$157,439	36,042,761		$36	$161,087	$35,957	$881	$197,961
Net income	73,666	—		—	—	7,044	291	7,335
Purchase of noncontrolling interest	(125)	—		—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	24,453		—	—	—	—	—
Shares issued for exercise of options and warrants	—	242,299		—	2,283	—	—	2,283
Share-based compensation	—	—		—	852	—	—	852
Cancellation of restricted stock awards	—	—		—	(236)	—	—	(236)
Dividends	(20,000)	—		—	—	—	(347)	(347)
Balance at June 30, 2020	$210,980	36,309,513		$36	$163,986	$43,001	$825	$207,848
Net income	8,522	—	—	—	—	16,713	189	16,902
Purchase of noncontrolling interest	(771)	—		—	—	—	—	—
Shares issued for cashless exercise of warrants	—	66,517		—	—	—	—	—
Shares issued for exercise of options and warrants	—	399,787		1	4,019	—	—	4,020
Share-based compensation	—	—		—	648	—	—	648
Cancellation of restricted stock awards	—	—		—	—	—	—	—
Dividends	(20,000)	—		—	—	—	—	—
Balance at September 30, 2020	$198,731	36,775,817		$37	$168,653	$59,714	$1,014	$229,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$68,603	$109,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,105	14,004
Amortization of debt issuance costs	900	1,004
Share-based compensation	4,322	2,558
Unrealized (gain) loss from investment in equity securities	(22,826)	23
Loss (income) from equity method investments	3,680	(3,291)
Gain on sale of equity method investment	(2,193)	(99,647)
Impairment of beneficial interest	15,723	—
Loss on interest rate swaps	1,069	—
Deferred tax	6,847	(6,137)
Other	189	—
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(10,686)	(6,953)
Receivables, net – related parties	(4,367)	6,618
Other receivables	(1,477)	12,898
Prepaid expenses and other current assets	5,064	(1,804)
Right-of-use assets	2,440	2,601
Other assets	(954)	(5,090)
Accounts payable and accrued expenses	14,362	12,644
Fiduciary accounts payable	(815)	1,958
Medical liabilities	(7,633)	(1,566)
Income taxes payable	(300)	11,642
Operating lease liabilities	(2,528)	(2,110)
Net cash provided by operating activities	82,525	48,764

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(2,575)	—
Proceeds from repayment of loans receivable – related parties	41	16,500
Purchases of marketable securities	(1,009)	(1,793)
Purchase of investment – equity method	(13,384)	(500)
Proceeds from sale of equity method investment	6,375	52,743
Purchases of property and equipment	(16,420)	(553)
Proceeds from sale of marketable securities	1,106	—
Cash received from consolidation of VIE	3,322	—
Net cash (used in) provided by investing activities	(22,544)	66,397

Cash flows from financing activities
Dividends paid	(31,089)	(50,133)
Repayment of long-term debt	(238,254)	(7,125)
Payment of finance lease obligations	(81)	(78)
Proceeds from the exercise of stock options and warrants	6,601	6,552
Repurchase of shares	(5,739)	(1,559)

	Nine Months Ended September 30,
	2021	2020
Distribution to noncontrolling interest	(75)	—
Proceeds from sale of noncontrolling interest	48	—
Borrowings on revolver	180,000	—
Proceeds from sale of shares	40,133	—
Payment of debt issuance costs	(727)	—
Net cash used in financing activities	(49,183)	(52,343)

Net increase in cash, cash equivalents, and restricted cash	10,798	62,818

Cash, cash equivalents, and restricted cash, beginning of period	193,970	104,010

Cash, cash equivalents, and restricted cash, end of period	$204,768	$166,828

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$24,800	$37,900
Cash paid for interest	3,330	6,961

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$71	$485
Preferred shares received from sale of equity investment	$—	$36,179
Cancellation of restricted stock awards	$334	$—
Deferred tax liability adjustment to goodwill	$1,786	$—
Deferred tax liability adjustment related to warrant exercises	$—	$473
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$204,768	$166,082
Restricted cash – noncurrent	—	746
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$204,768	$166,828

	December 31,
	2020	2019
Cash and cash equivalents	$193,470	$103,189
Restricted cash – current	500	746
Restricted cash – noncurrent	—	75
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$193,970	$104,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of Business
Overview

Apollo Medical Holdings, Inc. (“ApolloMed”) is a leading physician-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, ApolloMed operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver high-quality care to patients in a cost-effective manner. ApolloMed was merged with Network Medical Management (“NMM”) in December 2017 (the “2017 Merger”). As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed, and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and maintain control of the board of directors of ApolloMed. Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to ApolloMed and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

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

AP-AMH Medical Corporation (“AP-AMH”) and AP-AMH 2 Medical Corporation (“AP-AMH 2”) was formed in May 2019 and July 2021, respectively, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH and AP-AMH 2. In accordance with relevant accounting guidance, AP-AMH and AP-AMH 2 is determined to be a VIE of ApolloMed and is consolidated by ApolloMed.
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
As part of the series of transactions described above, APC and AP-AMH entered into a Second Amendment to Series A Preferred Stock Purchase Agreement clarifying the term “Excluded Assets.” Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred Stock equal to the Series A Purchase Price (as defined in the purchase agreement), (ii) the assets of APC that are not Healthcare Services Assets (as defined in the purchase agreement), including APC’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
APC’s ownership in ApolloMed was 19.77% as of September 30, 2021 and 22.58% as of December 31, 2020.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of September 30, 2021, APC owned 45.01% of CDSC’s capital stock. In accordance with relevant accounting guidance, CDSC is determined to be a VIE of APC and is consolidated by APC.
APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a stockholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group of Southern California (“DMG”), and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care, Accountable Health Care, and AMG, a Professional Medical Corporation (“AMG”).
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
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) and a 50% interest in each of One MSO, LLC (“One MSO”), Tag-6 Medical Investment Group, LLC (“Tag 6”), and Tag-8 Medical Investment Group, LLC (“Tag 8”). These entities own buildings that are currently leased to tenants as well as vacant land which they plan to develop in the future. MPP, AMG Properties, and ZLL are 100% owned subsidiaries of APC and are included in the consolidated financial statements. In April 2021, Tag 8 entered into a loan agreement with MUFG Union Bank N.A. with APC as their guarantor, causing the Company to reevaluate their consolidation of Tag 8. Based on the reevaluation and in accordance with relevant accounting guidance, it was concluded that Tag 8 is a VIE and is consolidated by APC. One MSO and Tag 6 are accounted for as equity method investments as APC has the ability to exercise significant influence, but not control over the operations of the entity. These purchases are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.

In July 2021, AP-AMH 2 Medical Corporation (“AP-AMH 2”), a VIE of the Company, purchased an 80% equity interest (on a fully diluted basis) in Access Primary Care Medical Group (“APCMG”), a primary care physicians’ group focused on providing high-quality care to senior patients in the northern California cities of Daly City and San Francisco. As a result, APCMG is consolidated by the Company (see Note 3).

In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company (see Note 3). The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of at $4.2 million at September 30, 2021. As the financing obligation is embedded in the noncontrolling interest, the noncontrolling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
NGACO
APAACO, jointly owned by NMM and AMM, began participating in the NGACO Model of CMS in January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets at December 31, 2020, have been derived from the Company’s audited consolidated financial statements, but do not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of September 30, 2021 and December 31, 2020, and the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, include the accounts of ApolloMed; its consolidated subsidiaries, NMM, AMM, and APAACO; its consolidated VIEs, AP-AMH, AP-AMH 2, and Sun Labs; AP-AMH 2’s consolidated subsidiary, APCMG; AMM’s consolidated VIE, SCHC; NMM’s consolidated subsidiaries, APCN-ACO and AP-ACO; NMM’s consolidated VIE, APC; APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties and ZLL, APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and Tag 8; and APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.
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
Variable interest model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 16 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

Business Combinations

The Company uses the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value, to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition-related costs separately from the business combination.

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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of September 30, 2021 and December 31, 2020, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $301.7 million and $294.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Restricted Cash

Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts.
Investments in Marketable Securities
Investments in marketable securities consist of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates from four months to 24 months. As of September 30, 2021 and December 31, 2020, certificates of deposit amounted to approximately $67.5 million and $67.6 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. The trading volume of certain equity securities we hold is low, thus resulting in our determination that such equity securities do not have an active market with buyers and sellers ready to trade. Accordingly, we classify such equity securities as Level 2 in the valuation hierarchy, and their valuation is based on weighted average share prices from observable market data.
Equity securities held by the Company are comprised of common stock of a payor partner that completed its initial public offering (“IPO”) in June 2021 and Clinigence Holdings, Inc. (“Clinigence”). The shares were acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. As of September 30, 2021, the equity securities from the payor partner amounted to $57.0 million. As of December 31, 2020, prior to our payor partner’s IPO, the related investment balance was included in investments in privately held entities at its cost basis of $36.2 million in the accompanying consolidated balance sheets. In September 2021, ApolloMed and Clinigence entered into a stock purchase agreement in which ApolloMed purchased shares of common stock and warrants for $3.0 million. The common stock is included in investments in marketable securities.
For the three and nine months ended September 30, 2021, the Company recognized unrealized losses of $62.0 million and unrealized gains of $21.8 million on all equity securities in unrealized gain or loss on investments in the accompanying consolidated statements of operations.
Receivables, Receivables – Related Parties, and Loan Receivable - Related Party
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

The Company’s loan receivable – related party consist of promissory notes from payees that are expected to be collected between two to four years and accrue interest per annum.
Capitation and claims receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of recoverable claims paid related to the 2020 APAACO performance year to be administered following instructions from CMS, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.
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
Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of operations present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Commercial	$36,960	$25,041	$102,522	$75,233
Medicare	103,919	79,649	232,869	206,567
Medicaid	74,262	65,849	212,408	200,746
Other third parties	11,976	9,584	31,016	27,851
Revenue	$227,117	$180,123	$578,815	$510,397

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Payor A	13.8%	12.7%	13.1%	12.1%
Payor B	*	*	10.1%	10.1%
Payor C	13.3%	16.2%	15.4%	17.0%
Payor D	17.1%	16.7%	12.1%	14.2%
*    Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of September 30, 2021	As of December 31, 2020

Payor C	13.7%	*
Payor F	42.0%	43.9%
Payor G	25.8%	36.5%
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
The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2021, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$89,678	$—	$—	$89,678
Marketable securities – certificates of deposit	67,540	—	—	67,540
Marketable securities – equity securities	57,108	3,910	—	61,018
Warrants	—	1,045	—	1,045
Total assets	$214,326	$4,955	$—	$219,281

Liabilities
Interest rate swaps	$—	$1,010	$—	$1,010
APCMG contingent consideration	—	—	1,000	1,000
Total liabilities	$—	$1,010	$1,000	$2,010
*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$115,769	$—	$—	$115,769
Marketable securities – certificates of deposit	67,637	—	—	67,637
Marketable securities – equity securities	58	—	—	58
Total	$183,464	$—	$—	$183,464
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the nine months ended September 30, 2021.

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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the nine months ended September 30, 2021 and 2020.
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
An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments, and assumptions management believes are appropriate in the circumstances.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2021 and 2020.
Investments in Other Entities — Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of operations under income (loss) from equity method investments and also is adjusted by contributions to, and distributions from, the investee. Equity method investments are subject to impairment evaluation.
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
Medical Liabilities
APC, Alpha Care, Accountable Health Care, and APCMG (“consolidated IPAs”) and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. These IPAs and APAACO provide integrated care to HMOs, Medicare, and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying consolidated statements of operations.
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
Fiduciary Cash and Payable
The consolidated IPAs collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $8.8 million and $9.6 million as of September 30, 2021 and December 31, 2020, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments

Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as interest expense in the accompanying consolidated statements of operations.

The estimated fair value of the interest rate swap agreements was determined using Level 2 inputs. The fair value of the derivative instrument as of September 30, 2021, was $1.0 million and is presented within other long-term liabilities in the accompanying consolidated balance sheets.
Warrants
In September 2021, ApolloMed and Clinigence entered into a stock purchase agreement in which ApolloMed purchased shares of common stock and warrants for $3.0 million. The purchased warrants are considered derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of operations. The warrants are classified as a Level 2 instrument as the estimated fair value of the warrants were determined using the Black-Scholes option pricing model and inputs from observable market data. The fair value of the derivative instrument as of September 30, 2021 was $1.0 million and is presented within other assets in the accompanying consolidated balance sheets.
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
Risk Pool Settlements and Incentives

APC enters into full-risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging, and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full-risk pool sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical margin, IBNR completion factors and constraint percentages were used by management in applying the most likely amount methodology.

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
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation-like AIPBP payments from CMS on a monthly basis to pay claims from in-network providers. The Company records such AIPBPs received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided, and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS, while claims from APAACO’s in-network contracted providers are paid by APAACO. The Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO AIPBP revenues monthly. Excess AIPBPs over claims paid, plus an estimate for the related IBNR claims (see Note 8), are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess AIPBPs for the performance year and the excess is refunded to CMS.
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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and therefore this shared risk pool revenue is considered fully constrained. Pursuant to the Participation Agreement, the Company recognized $21.8 million related to savings from the 2020 performance years. The settlement was finalized in October 2021 and recorded as revenue in risk pool settlements and incentives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021.
For performance year 2021, the Company receives monthly AIPBP payments at a rate of approximately $8.0 million per month from CMS, and must comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. The Company has received approximately $23.9 million and $72.0 million in total AIPBP payments for the three and nine months ended September 30, 2021, respectively, of which $17.6 million and $48.9 million has been recognized as revenue for the three months and nine months ended September 30, 2021, respectively.
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
The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether the patients, to whom services are provided, in the period are insured and the contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of operations in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions, and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $17.3 million and $13.0 million as of September 30, 2021 and December 31, 2020, respectively, and is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the nine months ended September 30, 2021, $0.4 million of the Company’s contract liability accrued in 2020 has been recognized as revenue.
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
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 15 for a discussion of shares treated as treasury shares for accounting purposes.
Noncontrolling Interests
The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Noncontrolling interests represent third-party equity ownership interests (including equity ownership interests held by certain VIEs) in the Company’s consolidated entities. Net income attributable to noncontrolling interests is disclosed in the consolidated statements of operations.
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes noncontrolling interests in APC as mezzanine equity in the consolidated financial statements. As of September 30, 2021 and December 31, 2020, APC’s shares were not redeemable, nor was it probable the shares would become redeemable.
Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases under a 12-month term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

Beneficial Interest

In April 2020, when UCAP, a 100% owned subsidiary of APC, sold its 48.9% ownership interest in UCI, APC received a beneficial interest in the equity method investment sold, pursuant to the terms of the stock purchase agreement. The estimated fair value of such interest in April 2020, was $15.7 million and is included in other assets in the accompanying consolidated balance sheets. The beneficial interest is the result of a gross margin provision in the stock purchase agreement which entitles UCAP to potentially receive additional cash and preferred shares (currently held in an escrow account with cash of $15.6 million and preferred shares with an estimated fair value of $6.4 million, total estimated fair value of $22.0 million on the date of sale) based on the gross margin of UCI for calendar year 2020 as measured against a target. The amount to be received varies dependent upon the gross margin as compared to the target but cannot exceed the amounts that are in the escrow account. Additionally, the stock purchase agreement includes a tangible net equity provision that may result in the receipt or payment of additional amounts based on a comparison of final tangible net equity of UCI on the date of sale (determined with the benefit of one year of hindsight) as compared to the estimated tangible net equity at the time of sale. It is expected that settlement of the beneficial interest will begin in the second half of 2021. The Company determined the fair value of the beneficial interest using an income approach which includes significant unobservable inputs (Level 3). Specifically, the Company utilized a probability-weighted discounted cash flow model using a risk-free treasury rate to estimate fair value which considered various scenarios of gross margin adjustment and the impact of each adjustment to the expected proceeds from the escrow account, and assigned probabilities to each such scenario in determining fair value. The gross margin adjustment is defined as three times any deficit in actual gross margin of UCI for the year ended December 31, 2020, below a target gross margin unless such deficit is within a specific dollar amount. In June 2021, UCI’s gross margin for the year ended December 31, 2020, was assessed and beneficial interest was concluded to not be collectible. The $15.7 million was written off and expensed in other income in the accompanying consolidated statements of operations for the nine months ended September 30, 2021.
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

3.    Business Combinations and Goodwill

APCMG

On July 31, 2021, the Company acquired an 80% equity interest (on a fully diluted basis) in APCMG for an aggregate purchase price of $2.0 million. As part of the transaction, the Company paid $1.0 million in cash and the remaining amount will be paid out in cash as a contingent consideration related to APCMG’s financial performance for fiscal year 2022. The contingent consideration is met if gross revenue and EBITDA targets exceed a threshold for fiscal year 2022. The Company determined the fair value of the contingent consideration using a probability-weighted model which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of gross revenue and EBITDA and assigned probabilities to each such scenario in determining fair value. As of September 30, 2021, the contingent consideration is valued at $1.0 million and was included within other long-term liabilities in the accompanying consolidated balance sheets.

Sun Labs

On August 1, 2021, the Company acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Labs for an aggregate purchase price of $4.0 million. As Sun Labs was concluded to be a VIE and the Company is the primary beneficiary, Sun Labs is consolidated by the Company. The Company is obligated to purchase the remaining equity interest within three years from the effective date. As the financing obligation is embedded in the noncontrolling interest, the noncontrolling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of APCMG and Sun Labs have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the nine months ended September 30, 2021 was as follows (in thousands);

Balance, January 1, 2021	$239,053
Acquisitions	4,300
Balance, September 30, 2021	$243,353

4.    Intangible Assets, Net
At September 30, 2021, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross September 30, 2021	Accumulated Amortization	Net September 30, 2021
Indefinite lived assets:
Trademarks	N/A	$996	$—	$996
Amortized intangible assets:
Network relationships	11-15	$148,845	$(82,117)	$66,728
Management contracts	15	22,832	(13,128)	9,704
Member relationships	12	8,997	(4,129)	4,868
Patient management platform	5	2,060	(1,579)	481
Trade names/trademarks	20	1,011	(194)	817
		$184,741	$(101,147)	$83,594
At December 31, 2020, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2020	Accumulated Amortization	Net December 31, 2020
Amortized intangible assets:
Network relationships	11-15	$143,930	$(73,169)	$70,761
Management contracts	15	22,832	(11,715)	11,117
Member relationships	12	6,696	(3,234)	3,462
Patient management platform	5	2,060	(1,270)	790
Trade names/trademarks	20	1,011	(156)	855
		$176,529	$(89,544)	$86,985
Included in depreciation and amortization on the accompanying consolidated statements of operations is amortization expense of $4.1 million and $4.0 million for the three months ended September 30, 2021 and 2020, respectively, and $11.6 million and $12.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2021 (excluding the nine months ended September 30, 2021)	$4,007
2022	13,962
2023	11,767
2024	10,584
2025	9,370
Thereafter	32,908

Total	$82,598

5.    Investments in Other Entities — Equity Method
Rollforward of Equity Method Investment (in thousands)

	December 31, 2020	Initial Investment	Allocation of Income (Loss)	Contribution	Entity Consolidated	Sale	September 30, 2021
LaSalle Medical Associates – IPA Line of Business	$13,047	$—	$(4,654)	$—	$—	$(4,182)	$4,211
Pacific Medical Imaging & Oncology Center, Inc.	1,413	—	129	—	—	—	1,542
Diagnostic Medical Group	2,613	—	330	—	—	—	2,943
531 W. College, LLC – related party	17,200	—	(149)	—	—	—	17,051
One MSO, LLC – related party	2,395	—	379	—	—	—	2,774
Tag-6 Medical Investment Group, LLC – related party	4,516	—	240	—	—	—	4,756
Tag-8 Medical Investment Group, LLC – related party	2,108	—	—	1,660	(3,768)	—	—
CAIPA MSO, LLC	—	11,724	45	—	—	—	11,769
	$43,292	$11,724	$(3,680)	$1,660	$(3,768)	$(4,182)	$45,046
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care to patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino, and Tulare Counties through its network of approximately 2,400 independently contracted primary care physicians and specialist providers. LMA’s patients are primarily served by Medi-Cal, but are also served by Blue Cross, Blue Shield, Molina, Health Net, and Inland Empire Health Plan. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. In December 2020, the Company exercised its option to convert the promissory note totaling $6.4 million due from Dr. Arteaga into an additional 21.25% interest in LMA’s IPA line of business. As a result, APC-LSMA’s interest in LMA’s IPA line of business increased to 46.25%. In September 2021, APC-LSMA sold 21.25% of its interest in LMA back to Dr. Arteaga for $6.4 million, which resulted in APC-LSMA owning a 25% interest in LMA as of September 30, 2021.
APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended September 30, 2021 and 2020, APC recognized a loss from this investment of $0.3 million and income of $0.5 million, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2021 and September 30, 2020, APC recognized a loss from this investment of $4.7 million and income of $28,000, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $4.2 million and $13.0 million at September 30, 2021 and December 31, 2020, respectively.

LMA’s summarized balance sheets at September 30, 2021 and December 31, 2020, and summarized statements of operations for the nine months ended September 30, 2021 and 2020, with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	September 30, 2021	December 31, 2020
Assets

Cash and cash equivalents	$2,150	$9,350
Restricted cash	695	691
Receivables, net	6,178	3,918
Other current assets	—	881
Loan receivable	2,250	2,250

Total assets	$11,273	$17,090

Liabilities and Stockholders’ Deficit
Current liabilities	$27,141	$21,589
Stockholders’ deficit	(15,868)	(4,499)

Total liabilities and stockholders’ deficit	$11,273	$17,090
Statements of Operations

	Nine Months Ended September 30,
	2021	2020

Revenues	$144,417	$138,490
Expenses	155,786	138,233

Net (loss) income	$(11,369)	$257

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

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.7 million and $0.5 million, for the three months ended September 30, 2021 and 2020, respectively, and fees of approximately $1.7 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended September 30, 2021 and 2020, APC recognized a gain from this investment of approximately $0.2 million and a loss from this investment of $52,000, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, APC recognized income of $0.1 million and $25,000, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets had investment balances of $1.5 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively.

Diagnostic Medical Group
In May 2016, David C.P. Chen M.D., individually, and APC-LSMA entered into a share purchase agreement whereby APC-LSMA acquired a 40% ownership interest in DMG. APC accounted for its investment in DMG under the equity method of accounting as APC had the ability to exercise significant influence, but not control over DMG’s operations.
For the three months ended September 30, 2021 and 2020, APC recognized income from this investment of $0.1 million and $0.1 million, respectively, in the consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, APC recognized income from this investment of $0.3 million and $19,000, respectively, in the consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $2.9 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively.
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
APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. For the three months ended September 30, 2021 and 2020, APC recognized a loss from this investment of $34,000 and $0.1 million, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, APC recorded a loss from this investment of $0.1 million and $0.4 million in the accompanying consolidated statements of operations, respectively. The accompanying consolidated balance sheets include the related investment balances of $17.1 million and $17.2 million at September 30, 2021 and December 31, 2020, respectively.
531 W. College LLC’s balance sheets at September 30, 2021 and December 31, 2020, and statements of operations for the nine months ended September 30, 2021 and 2020, are as follows (in thousands):
Balance sheets

	September 30, 2021	December 31, 2020
Assets

Cash	$266	$648
Other current assets	25	17
Other assets	122	70
Property and equipment, net	33,689	33,697

Total assets	$34,102	$34,432

Liabilities and Members’ Equity

Current liabilities	$—	$32
Stockholders’ equity	34,102	34,400

Total liabilities and members’ equity	$34,102	$34,432

Statements of Operation

	Nine Months Ended September 30,
	2021	2020
Revenues	$181	$—
Expenses	476	828
Loss from operations	(295)	(828)

Other income	—	32

Provision for income tax	2	3

Net loss	$(297)	$(799)

One MSO, LLC – Related Party
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% membership interest in One MSO LLC (“One MSO”) for $2.4 million. One MSO owns an office building in Monterey Park, California that is leased to tenants, including NMM. For the three months ended September 30, 2021, One MSO recognized income of $0.1 million in the accompanying consolidated statements of operations. For the nine months ended September 30, 2021, One MSO recognized income of $0.4 million in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $2.8 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively.

Tag-6 Medical Investment Group, LLC and Tag-8 Medical Investment Group, LLC — Related Party

In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% membership interest in Tag 6 for $4.5 million and a 50% membership interest in Tag 8 for $2.1 million. The Company reevaluated Tag 8 as a VIE since APC is a guarantor on the loan agreement between Tag 8 and MUFG Union Bank N.A. Based on the reevaluation, Tag 8 is a VIE and is consolidated by the Company.

Tag 6 shares common ownership with certain board members of APC and as such is considered a related party. For the three and nine months ended September 30, 2021, Tag 6 recognized income of $45,000 and $0.2 million, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the Tag 6 investment of $4.8 million and $4.5 million at September 30, 2021 and December 31, 2020, respectively.

CAIPA MSO, LLC

In August 2021, ApolloMed purchased 30% interests in CAIPA MSO, LLC for $11.7 million. CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d/b/a Coalition of Asian-American IPA (“CAIPA”), a leading independent practice association serving the greater New York City area.

ApolloMed accounts for its investment in CAIPA MSO under the equity method of accounting as ApolloMed has the ability to exercise significant influence, but not control over CAIPA MSO’s operations. For the three and nine months ended September 30, 2021, ApolloMed recognized income from investment of $45,000, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $11.8 million as of September 30, 2021.

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
AchievaMed
In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investments in privately held entities in the accompanying consolidated balance sheets as of September 30, 2021.

6.    Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Pacific6
In October 2020, NMM received a promissory note from Pacific6 totaling $0.5 million as a result of the sale of the Company’s interest in MWN. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan receivable – related parties
AHMC
In October 2020, APC entered into a promissory note with AHMC (the “AHMC Note”) for a principal amount of $4.0 million with a maturity date of April 2022. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. As of September 30, 2021, the total principal of $4.0 million remains outstanding. One of the Company’s board members is an officer of AHMC.
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

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$23,051	$9,554
Capitation payable	2,967	3,541
Subcontractor IPA payable	2,686	1,662
Professional fees	697	1,378
Due to related parties	2,298	50
Contract liabilities	17,259	12,988
Accrued compensation	8,547	6,970
Total accounts payable and accrued expenses	$57,505	$36,143

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	September 30, 2021	September 30, 2020
Medical liabilities, beginning of period	$50,330	$58,725
Acquired (see Note 3)	175	—

Components of medical care costs related to claims incurred:
Current period	242,619	229,194
Prior periods	(498)	1,731
Total medical care costs	242,121	230,925
Payments for medical care costs related to claims incurred:
Current period	(200,582)	(178,796)
Prior periods	(48,948)	(53,231)
Total paid	(249,530)	(232,027)
Adjustments	(224)	(168)

Medical liabilities, end of period	$42,872	$57,455

9.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Term Loan A	$—	$178,125
Revolver Loan	180,000	60,000
Real Estate Loans	7,447	7,580
Construction Loan	77	—
Total debt	187,524	245,705

Less: Current portion of debt	(207)	(10,889)
Less: Unamortized financing costs	(4,504)	(4,605)

Long-term debt	$182,813	$230,211
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of September 30, 2021 and December 31, 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2021 (excluding the nine months ended September 30, 2021)	$55
2022	285
2023	215
2024	222
2025 and thereafter	186,747

Total	$187,524

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

Amounts borrowed under the Amended Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of from 1.25% to 2.5%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.5%, as determined on a quarterly basis based on the Company’s leverage ratio. As of September 30, 2021, the interest rate on Amended Credit Facility was 1.65%.
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

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At September 30, 2021 and December 31, 2020, the unamortized deferred financing cost was $4.5 million and $4.6 million, respectively.
Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of this purchase, APC assumed the existing loans held by MPP, AMG Properties, and ZLL.
MPP

On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $6.4 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of September 30, 2021, the balance outstanding was $6.1 million. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties

On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $0.7 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of September 30, 2021, the balance outstanding was $0.7 million. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

ZLL

On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2020, the principal on the loan was $0.7 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of September 30, 2021, the balance outstanding was $0.6 million. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.

The Construction Loan allows Tag 8 to borrow up to $10.7 million with a maturity date of December 1, 2022 (“Construction Loan Term”). Interest rate is equal to an index rate determined by the bank. Monthly interest payments began on May 1, 2021, or can become part of the principal and bear interest. If construction is completed and, there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an extended maturity date of December 1, 2032 (“Permanent Loan Term”). Upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning January 1, 2023. From January 1, 2023 until December 1, 2023, the interest rate will be 2.0% per annum in excess of the LIBOR rate. As of September 30, 2021, the balance outstanding was $0.1 million. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2021 and 2020, was 2.15% and 3.79%, respectively. Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended September 30, 2021 and 2020, of $0.2 million and $0.3 million, respectively, and $0.9 million and $1.0 million, respectively.

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
Standby Letters of Credit
APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, totaling $14.8 million for the benefit of CMS. In August 2020, the irrevocable standby letter of credit was released by CMS. As of September 30, 2021, there were no outstanding letters of credit and the Company had $25.0 million available under the Amended Credit Facility.
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
10.    Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature of the APC shares (see Note 2) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as noncontrolling interest in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable, as of September 30, 2021 and December 31, 2020.
Stockholders’ Equity

As of September 30, 2021, 141,638 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.

Treasury Stock
APC owned 10,925,702 and 12,323,164 shares of ApolloMed’s common stock as of September 30, 2021 and December 31, 2020, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes. In March 2021, the Company issued 34,158 shares of common stock to APC as a result of APC exercising their warrants.

Dividends
During the three months ended September 30, 2021 and 2020, APC paid dividends of $10.0 million and $19.9 million, respectively. During the nine months ended September 30, 2021 and 2020, APC paid dividends of $29.9 million and $49.5 million, respectively.
During the three months ended September 30, 2021 and 2020, CDSC did not pay any dividends. During the nine months ended September 30, 2021 and 2020, CDSC paid dividends of $1.5 million and $0.6 million, respectively.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and nine months ended September 30, 2021 and 2020, and associated with the issuance of restricted shares of common stock and vesting of stock options, which are included in general and administrative expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$602	$298	$1,794	$1,270
Restricted stock awards	818	350	2,528	1,288
Total share-based compensation expense	$1,420	$648	$4,322	$2,558
Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2021, was $7.4 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2021	725,864	$13.25	3.75	$3,400
Options granted	24,437	23.24	—	—
Options exercised	(40,000)	5.20	—	2,800
Options forfeited	(9,826)	3.89	—	—

Options outstanding at September 30, 2021	700,475	$14.18	3.18	$53,800

Options exercisable at September 30, 2021	534,638	$9.71	2.24	$41,900
During the nine months ended September 30, 2021, options were exercised for 40,000 shares of the Company’s common stock, resulting in proceeds of $0.2 million. During the nine months ended September 30, 2020, options were exercised for 120,000 shares of the Company’s common stock, resulting in proceeds of approximately $0.3 million.
During the nine months ended September 30, 2021, the Company granted 24,437 stock options with a vesting period of two years to certain ApolloMed executives with an exercise price of $23.24, which were recognized at fair value, as determined using the Black-Scholes option pricing model and the following assumptions:

September 30, 2021	Executives
Expected term	3.5 years
Expected volatility	81.10%
Risk-free interest rate	0.19%
Market value of common stock	$12.86
Annual dividend yield	—%
Forfeiture rate	—%
Restricted Stock Awards
The Company grants restricted stock awards to officers and employees which are earned based on service conditions. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During the nine months ended September 30, 2021, the Company granted restricted stock awards totaling 159,267 shares with a weighted average grant date fair value of $28.24. The grant date fair value of the restricted stock was $4.5 million and will be recognized on a straight-line basis over the awards’ vesting period of one to three years.
Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Warrants outstanding at January 1, 2021	1,878,126	10.39	1.63	14,800
Warrants granted	—	—	—	—
Warrants exercised	(624,760)	10.23	—	20,618
Warrants expired/forfeited	(17,803)	9.72	—	—

Warrants outstanding at September 30, 2021	1,235,563	$10.49	1.19	99,500

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$10.00	635,428	1.19	635,428	$10.00
11.00	600,135	1.19	600,135	$11.00

$ 10.00 – 11.00	1,235,563	1.19	1,235,563	$10.49
During the nine months ended September 30, 2021 and 2020, common stock warrants were exercised for 624,760 and 800,709 shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $6.4 million and $6.2 million, respectively. The exercise price ranged from $9.00 to $11.00 per share for the exercises during the nine months ended September 30, 2021 and 2020, respectively.

12.    Commitments and Contingencies
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS. The guarantee generally must be in an amount equal to 2% of the Company’s benchmark Medicare Part A and Part B expenditures. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS and no amounts remained outstanding as of September 30, 2021.
APC and Alpha Care established irrevocable standby letters of credit with a Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 9).
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

13.    Related-Party Transactions
During the three and nine months ended September 30, 2021 and 2020, NMM earned approximately $4.5 million and $4.2 million, respectively, and $13.2 million and $12.6 million, respectively, in management fees from LMA, which is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5).

During the three and nine months ended September 30, 2021 and 2020, APC paid approximately $0.7 million and $0.5 million, respectively, and $1.7 million and $1.5 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5).
During the three and nine months ended September 30, 2021 and 2020, APC paid approximately $2.2 million and $1.2 million, respectively, and $5.4 million and $3.8 million, respectively, to DMG for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5).
During the three and nine months ended September 30, 2021 and 2020, APC paid approximately $0.3 million and $0.1 million, respectively, and $0.4 million and $0.2 million to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three and nine months ended September 30, 2021 and 2020, APC paid approximately $24,000 and $23,000, respectively, and $0.1 million and $0.1 million, respectively, to Fresenius Medical Care (“Fresenius”) and its subsidiaries for services as a provider. During the three and nine months ended September 30, 2021 and 2020, APAACO paid approximately $0.2 million and $0.2 million, respectively, and $0.5 million and $0.5 million, respectively, to Fresenius and its subsidiaries for services as a provider. One of the Company’s board members is an officer of Fresenius.

During the three and nine months ended September 30, 2021 and 2020, APC paid approximately $0.7 million and $0.1 million, respectively, and $1.1 million and $0.1 million, respectively, to Fulgent Genetics, Inc. for services as a provider. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the three months ended September 30, 2021 and 2020, APC paid an aggregate of approximately $10.1 million and $7.1 million to shareholders, respectively, which included approximately $1.8 million and $1.7 million, respectively, to shareholders who are also officers of APC. During the nine months ended September 30, 2021 and 2020, APC paid an aggregate of approximately $25.3 million and $23.4 million to shareholders, respectively, and $5.6 million and $6.5 million, respectively, to shareholders who are also officers of APC.
During the three and nine months ended September 30, 2021 and 2020, the Company paid approximately $0 and $39,000, respectively, and $0 and $0.3 million, respectively, to Critical Quality Management Corporation (“CQMC”) for an office lease. CQMC shares common ownership with certain board members of APC.
For the three and nine months ended September 30, 2021 and 2020, SCHC paid approximately $0.1 million and $0.1 million, respectively, and $0.3 million and $0.3 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
During the three and nine ended September 30, 2021 and 2020, APC paid approximately $0.4 million and $0.4 million, respectively, and $1.1 million and $1.1 million, respectively, to One MSO for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 5).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
AHMC – Risk pool, capitation, claims payment	$10,712	$5,683	$36,505	$23,739
HSMSO – Management fees, net	(33)	(109)	(141)	(430)
Aurion – Management fees	(100)	(100)	(252)	(228)

Receipts, net	$10,579	$5,474	$36,112	$23,081
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and nine months ended September 30, 2021 and 2020, the Company has recognized risk pool revenue under this agreement of $21.5 million and $10.5 million, and $47.1 million and $31.5 million, respectfully, of which $47.9 million and $45.3 million remained outstanding as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021 and 2020, NMM paid approximately $44,000 and $27,000, respectively, to an ApolloMed board member for consulting services. During the three months ended September 30, 2021 and 2020, there were no payments to such ApolloMed board member for consulting services.
In addition, affiliates wholly owned by the Company’s officers, including the Company’s Co-CEOs, Dr. Kenneth Sim and Dr. Thomas Lam, are reported in the accompanying consolidated statements of operations on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.
For equity method investments, loans receivable, and line of credits from related parties, see Notes 5, 6, and 9, respectively.

14.    Income Taxes
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
As of September 30, 2021, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the nine months ended September 30, 2021 and September 30, 2020, was 31.5% and 28.8%, respectively. The tax rate for the nine months ended September 30, 2021, differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, nondeductible permanent items, and change in valuation allowance.
As of September 30, 2021, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
As of September 30, 2021 and December 31, 2020, APC held 10,925,702 and 12,323,164 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.

Below is a summary of the earnings per share computations:

Three Months Ended September 30,	2021	2020
Earnings per share – basic	$0.77	$0.46
Earnings per share – diluted	$0.74	$0.45
Weighted average shares of common stock outstanding – basic	44,301,060	36,364,839
Weighted average shares of common stock outstanding – diluted	46,273,640	37,551,740

Nine Months Ended September 30,	2021	2020
Earnings per share – basic	$1.38	$0.77
Earnings per share – diluted	$1.33	$0.75
Weighted average shares of common stock outstanding – basic	43,608,116	36,149,692
Weighted average shares of common stock outstanding – diluted	45,339,372	37,249,967

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended September 30,	2021	2020
Weighted average shares of common stock outstanding – basic	44,301,060	36,364,839
Stock options	583,639	187,843
Warrants	1,083,216	960,806
Restricted stock awards	305,725	38,252
Weighted average shares of common stock outstanding – diluted	46,273,640	37,551,740

Nine Months Ended September 30,	2021	2020
Weighted average shares of common stock outstanding – basic	43,608,116	36,149,692
Stock options	498,296	178,445
Warrants	971,935	890,489
Restricted stock awards	261,025	31,341
Weighted average shares of common stock outstanding – diluted	45,339,372	37,249,967

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
The following table includes assets that can only be used to settle the liabilities of APC and its VIEs, including Alpha Care and Accountable Health Care and to which the creditors of ApolloMed have no recourse, and liabilities to which the creditors of APC, including Alpha Care and Accountable Health Care, have no recourse to the general credit of ApolloMed, as the primary beneficiary of the VIEs. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliates, which are eliminated upon consolidation with NMM, are included in the accompanying consolidated balance sheets (in thousands). The assets and liabilities of the Company’s other consolidated VIEs were not considered significant.

	September 30, 2021	December 31, 2020
Assets

Current assets
Cash and cash equivalents	$121,258	$126,158
Investment in marketable securities	124,569	67,637
Receivables, net	15,927	5,155
Receivables, net – related party	50,454	46,718
Income taxes receivable	4,267	—
Other receivables	293	1,084
Prepaid expenses and other current assets	9,808	14,863
Loan receivable – related party	4,000	—
Amount due from affiliate	15,764	—
Total current assets	346,340	261,615

Noncurrent assets
Land, property and equipment, net	47,253	27,599
Intangible assets, net	61,140	69,250
Goodwill	109,460	109,460
Loans receivable – related parties	104	4,145
Investment in affiliates	994,785	225,144
Investments in other entities – equity method	45,046	43,516
Investment in privately held entities	405	36,584
Restricted cash	—	500
Operating lease right-of-use assets	5,258	6,298
Other assets	2,533	17,177

Total noncurrent assets	1,265,984	539,673

Total assets	$1,612,324	$801,288

Current liabilities

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$15,202	$12,963
Fiduciary accounts payable	8,827	9,642
Medical liabilities	34,998	37,684
Income taxes payable	—	4,225
Dividends payable	556	485
Amount due to affiliate	—	22,698
Current portion of long-term debt	207	201
Finance lease liabilities	110	102
Operating lease liabilities	1,231	1,242

Total current liabilities	61,131	89,242

Noncurrent liabilities
Long-term debt, net of current portion and deferred financing costs	7,245	7,379
Deferred tax liability	18,941	9,144
Finance lease liabilities, net of current portion	221	311
Operating lease liabilities, net of current portion	4,262	5,242
Other long-term liabilities	1,010	—

Total noncurrent liabilities	31,679	22,076

Total liabilities	$92,810	$111,318

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of one month to five years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of September 30, 2021 and December 31, 2020, assets recorded under finance leases were $0.3 million and $0.4 million, respectively, and accumulated depreciation associated with finance leases were $0.5 million and $0.4 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020

Operating lease cost	$1,379	$1,784

Finance lease cost
Amortization of lease expense	27	26
Interest on lease liabilities	3	3

Sublease income	(235)	(206)

Total lease cost, net	$1,174	$1,607

	Nine Months Ended September 30,
	2021	2020

Operating lease cost	$3,893	$5,172

Finance lease cost
Amortization of lease expense	81	78
Interest on lease liabilities	8	11

Sublease income	(709)	(567)

Total lease cost, net	$3,273	$4,694

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,414	$1,489
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	27	26

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	—

	Nine Months Ended September 30,
	2021	2020

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,903	$4,369
Operating cash flows from finance leases	8	11
Financing cash flows from finance leases	81	78

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$7,652

	Nine Months Ended September 30,
	2021	2020

Weighted Average Remaining Lease Term

Operating leases	6.44 years	6.93 years
Finance leases	2.92 years	3.92 years

Weighted Average Discount Rate

Operating leases	6.10%	6.10%
Finance leases	3.00%	3.00%

Future minimum lease payments under non-cancellable leases as of September 30, 2021, is as follows (in thousands):

September 30, 2021	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$950	$29
2022	3,529	119
2023	3,303	119
2024	2,940	79
2025	2,648	—
Thereafter	6,811	—

Total future minimum lease payments	20,181	346
Less: imputed interest	3,667	15
Total lease liabilities	16,514	331
Less: current portion	2,658	110
Long-term lease liabilities	$13,856	$221
As of September 30, 2021, the Company does not have additional operating and finance leases that have not yet commenced.

18.    Subsequent Events
DMG
In October 2021, the Company entered into an agreement to purchase within three years all of the remaining equity interests in DMG. The Company currently owns 40% of DMG and has committed to purchasing the remaining 60% within three years. In accordance with relevant accounting guidance, the Company has determined that DMG is a variable interest entity of the Company; therefore, DMG's financial statements will be consolidated with those of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 15, 2021.
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

We, together with our affiliated physician-owned medical groups and consolidated entities, provide coordinated outcomes-based medical care primarily serving patients in California. The majority of our patients are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”). However, a small portion of our revenue comes from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. Our physician network consists of primary care physicians, specialist physicians, and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: NMM, AMM, and APAACO and their consolidated entities, including consolidated VIEs.

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
Through our NGACO model and a network of IPAs with more than 2,000 primary care physicians, 7,000 specialist physicians, 10 dual physicians, and 350 physician and specialist extenders, we are currently responsible for coordinating care for approximately 1.1 million patients in California.

Recent and Other Developments
DMG
In October 2021, the Company entered into an agreement to purchase within three years all of the remaining equity interests in DMG. The Company currently owns 40% of DMG and has committed to purchasing the remaining 60% within three years. In accordance with relevant accounting guidance, the Company has determined that DMG is a variable interest entity of the Company; therefore, DMG's financial statements will be consolidated with those of the Company.

Appointment and Departure of Certain Officers

    In November 2021, the Company appointed Brandon Sim as its Co-Chief Executive Officer. With this appointment, Kenneth Sim, M.D. will no longer serve as Co-CEO of ApolloMed but will continue in his role as Executive Chairman. Over the past several months, Mr. Sim has taken leadership of the Company’s corporate strategy, operations and engineering teams, and he will continue to lead all these aspects of ApolloMed’s business as Co-CEO.

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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$149,059	$135,032	$14,027	10%
Risk pool settlements and incentives	59,923	30,916	29,007	94%
Management fee income	9,652	8,707	945	11%
Fee-for-services, net	7,260	3,737	3,523	94%
Other income	1,223	1,731	(508)	(29)%
Total revenue	227,117	180,123	46,994	26%

Operating expenses
Cost of services, excluding depreciation and amortization	147,473	121,823	25,650	21%
General and administrative expenses	21,813	16,270	5,543	34%
Depreciation and amortization	4,671	4,674	(3)	—%
Total expenses	173,957	142,767	31,190	22%

Income from operations	53,160	37,356	15,804	42%

Other (expense) income
Income from equity method investments	132	403	(271)	(67)%
Gain on sale of equity method investment	2,193	—	2,193	100%
Interest expense	(967)	(2,466)	1,499	(61)%
Interest income	420	752	(332)	(44)%
Unrealized loss on investments	(60,943)	—	(60,943)	(100)%
Other income	500	130	370	285%
Total other expense, net	(58,665)	(1,181)	(57,484)	*

(Loss) income before (benefit from) provision for income taxes	(5,505)	36,175	(41,680)	(115)%

(Benefit from) provision for income taxes	(120)	10,751	(10,871)	(101)%

Net (loss) income	(5,385)	25,424	(30,809)	(121)%

Net (loss) income attributable to noncontrolling interest	(39,664)	8,711	(48,375)	*

Net income attributable to Apollo Medical Holdings, Inc.	$34,279	$16,713	$17,566	105%

*    Percentage change of over 500%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$438,350	$416,402	21,948	5%
Risk pool settlements and incentives	94,146	54,155	39,991	74%
Management fee income	26,345	26,212	133	1%
Fee-for-services, net	14,968	9,434	5,534	59%
Other income	5,006	4,194	812	19%
Total revenue	578,815	510,397	68,418	13%

Operating expenses
Cost of services, excluding depreciation and amortization	424,303	402,106	22,197	6%
General and administrative expenses	45,476	39,660	5,816	15%
Depreciation and amortization	13,105	14,004	(899)	(6)%
Total expenses	482,884	455,770	27,114	6%

Income from operations	95,931	54,627	41,304	76%

Other income
(Loss) income from equity method investments	(3,680)	3,291	(6,971)	(212)%
Gain on sale of equity method investment	2,193	99,647	(97,454)	(98)%
Interest expense	(4,343)	(8,007)	3,664	(46)%
Interest income	1,331	2,544	(1,213)	(48)%
Unrealized gain on investments	22,826	—	22,826	100%
Other (expense) income	(14,080)	1,514	(15,594)	*
Total other income, net	4,247	98,989	(94,742)	(96)%

Income before provision for income taxes	100,178	153,616	(53,438)	(35)%

Provision for income taxes	31,575	44,204	(12,629)	(29)%

Net income	68,603	109,412	(40,809)	(37)%

Net income attributable to noncontrolling interest	8,515	81,603	(73,088)	(90)%

Net income attributable to Apollo Medical Holdings, Inc.	$60,088	$27,809	32,279	116%
*    Percentage change of over 500%
Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended September 30, 2021, was $34.3 million, as compared to $16.7 million for the same period in 2020, an increase of $17.6 million.
Our net income attributable to Apollo Medical Holdings, Inc. for the nine months ended September 30, 2021, was $60.1 million, as compared to $27.8 million for the same period in 2020, an increase of $32.3 million.
Physician Groups and Patients
As of September 30, 2021 and 2020, we managed a total of 12 and 14 groups of affiliated physicians, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.1 million and 1.1 million, respectively.

Revenue
Our revenue for the three months ended September 30, 2021, was $227.1 million, as compared to $180.1 million for the three months ended September 30, 2020, an increase of $47.0 million, or 26%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $14.0 million driven primarily by membership growth at APC and Alpha Care.
(ii) Risk pool settlement and incentive revenue increased by $29.0 million driven by an incentive payment received from one of our payor partners totaling approximately $14.6 million, increased risk pool revenue of $12.4 million driven by reduced utilization at ApolloMed’s partner hospitals resulting from the suspension of non-emergency medical procedures in early 2020 when the COVID-19 pandemic first began, as these revenues from ApolloMed’s partner hospitals reflect a 15-18 month lag, and a $2.0 million increase in the shared savings settlement earned from ApolloMed’s participation in an ACO for performance year 2020.
(iii) Fee for service increased by approximately $3.5 million driven by the consolidation of Sun Labs beginning August 2021 which contributed $2.0 million and increased visits to our surgery and heart centers, which were partially closed in the prior year due COVID-19 of $1.5 million.
Our revenue for the nine months ended September 30, 2021, was $578.8 million, as compared to $510.4 million for the nine months ended September 30, 2020, an increase of $68.4 million, or 13%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $21.9 million driven by membership growth at APC and Alpha Care and higher average capitation rate at APC. APC and Alpha Care contributed additional capitation revenue of approximately $29.9 million and $5.7 million, respectively. This was offset with a decrease in capitation revenue at APAACO and Accountable Health Care of $4.5 million and $9.1 million, respectively. The decrease in revenue at APAACO was due to timing of claims expenditures incurred and the decrease at Accountable Health Care was a result of membership reductions.
(ii) Risk pool settlement and incentive revenue increased by $40.0 million driven by reduced utilization at ApolloMed’s partner hospitals resulting from the suspension of non-emergency medical procedures in early 2020 when the COVID-19 pandemic first began, as these revenues from ApolloMed’s partner hospitals reflect a 15-18 month lag, the reduced utilization resulted in increased risk pool revenue of $23.4 million. The remaining increase was driven by an incentive payment received from one of our payor partners totaling approximately $14.6 million and a $2.0 million increase in the shared savings settlement earned from ApolloMed’s participation in an ACO for performance year 2020.
(iii) Fee for service increased by approximately $5.5 million due to increased visits to our surgery and heart centers, which were partially closed in the prior year due COVID-19 of $3.5 million and $2.0 million as a result of the consolidation of Sun Labs beginning August 2021.
Cost of Services, excluding depreciation and amortization
Expenses related to cost of services for the three months ended September 30, 2021, were $147.5 million, as compared to $121.8 million for the same period in 2020, an increase of $25.7 million. The overall increase was primarily due to an increase in medical claims, capitation, and other health services expenses.
Expenses related to cost of services for the nine months ended September 30, 2021, were $424.3 million, as compared to $402.1 million for the same period in 2020, an increase of $22.2 million. The overall increase was primarily due to an increase in medical claims, capitation, and other health services expenses.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2021, were $21.8 million, as compared to $16.3 million for the same period in 2020, an increase of $5.5 million, or 34%. The increase was primarily due to an increase in bonus paid certain physicians driven by the increase in shared savings earned related to the settlement of the 2020 ACO performance year.
General and administrative expenses for the nine months ended September 30, 2021, were $45.5 million, as compared to $39.7 million for the same period in 2020, an increase of $5.8 million, or 15%. The increase is primarily due to costs incurred as a result of the execution of the Amended Credit Facility agreement and an increase in bonus paid to certain physicians driven by the increase in shared savings earned related to the settlement of the 2020 ACO performance year. This is partially offset by a reduction in consulting and professional costs as a result of efficiencies gained from our continued development of our in-house technology platform of approximately $1.0 million and the elimination of rent expense for properties leased by MPP, ZLL, and AMG Properties as a result of the Company's acquisition of these entities.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended September 30, 2021, were $4.7 million, as compared to $4.7 million for the same period in 2020. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Depreciation and amortization expenses for the nine months ended September 30, 2021, were $13.1 million, as compared to $14.0 million for the same period in 2020. This amount includes depreciation of property and equipment and the amortization of intangible assets.
(Loss) Income from Equity Method Investments
Income from equity method investments for the three months ended September 30, 2021, was $0.1 million, as compared to income from equity method investments of $0.4 million for the same period in 2020, a decrease of $0.3 million. The decrease was primarily due to our investment in LMA. The Company incurred a loss of $0.3 million from LMA as a result of increased claims expense for the three months ended September 30, 2021.
Loss from equity method investments for the nine months ended September 30, 2021, was $3.7 million, as compared to income from equity method investments of $3.3 million for the same period in 2020, a decrease of $7.0 million. The decrease was partially due to the sale of UCI in April 2020. For the nine months ended September 30, 2020, UCI contributed equity earnings of $3.6 million. The additional decrease is from our investment in LMA. For the nine months ended September 30, 2021, the Company incurred a loss of $4.7 million from LMA as a result of increased claims expense as compared to equity earnings of $1.8 million for the nine months ended September 30, 2020.
Interest Expense
Interest expense for the three months ended September 30, 2021, was $1.0 million, as compared to $2.5 million for the same period in 2020, a decrease of $1.5 million. The decrease in interest expense for the three months ended September 30, 2021 was due to lower interest rates and lower outstanding debt balance at September 30, 2021 as compared to September 30, 2020.
Interest expense for the nine months ended September 30, 2021, was $4.3 million, as compared to $8.0 million for the same period in 2020, a decrease of $3.7 million. The decrease in interest expense for the nine months ended September 30, 2021, was primarily due to the Company refinancing their Credit Facility to the Amended Credit Facility in June 2021 which resulted in lower interest rates for the nine months ended September 30, 2021, as compared to the same periods in 2020.
Interest Income
Interest income for the three and nine months ended September 30, 2021, was $0.4 million and $1.3 million, respectively, as compared to $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2020. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Unrealized (Loss) Gain on Investments
For the three and nine months ended September 30, 2021 we recognized an unrealized loss of $60.9 million and unrealized gain of $22.8 million, respectively. The unrealized loss and gain is driven by fluctuations in the stock price of a payor partner in which we hold shares in. These shares are recorded as marketable securities and deemed an Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc.
Other Income (Expense)
Other income for the three months ended September 30, 2021, was $0.5 million, as compared to $0.1 million for the same period in 2020, an increase of $0.4 million.

Other expense for the nine months ended September 30, 2021, was $14.1 million, as compared to income of $1.5 million for the same period in 2020, a decrease of $15.6 million. The decrease was primarily due to the write-off of certain beneficial interest related to the UCI disposition totaling $15.7 million. The beneficial interest was an Excluded Assets that was deemed solely for the benefit of APC and its shareholders. As such, the write-off did not result in any impact to net income attributable to Apollo Medical Holdings, Inc.
(Benefit from) Provision for Income Taxes
Benefit from provision for income taxes was $0.1 million for the three months ended September 30, 2021, as compared to provision for income taxes of $10.8 million for the same period in 2020. This was due to a decrease in pre-tax income for the three months ended September 30, 2021, period as compared to the same period in 2020, as described above.
Provision for income taxes was $31.6 million for the nine months ended September 30, 2021, as compared to $44.2 million for the same period in 2020. The decrease in provision for income taxes was due to a decrease in pre-tax income for the nine months ended September 30, 2021, period as compared to the same period in 2020, as described above.
Net (Loss) Income Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests for the three months ended September 30, 2021, was $39.7 million, as compared to net income attributable to noncontrolling interests for the three months ended September 30, 2020 of $8.7 million, respectively, a decrease of $48.4 million. The decrease was primarily driven by an unrealized loss resulting from a decreased fair value in our marketable securities related to shares held of a payor partner.
Net income attributable to noncontrolling interests for the nine months ended September 30, 2021 and September 30, 2020, was $8.5 million and $81.6 million, respectively, a decrease of $73.1 million. The decrease was primarily driven by the sale of UCI which was completed in April 2020.

2021 Guidance
    ApolloMed is raising its full-year 2021 guidance, previously disclosed on August 5, 2021, as a result of its continued organic growth and increased risk pool settlements and incentives revenue as a result of reduced utilization at ApolloMed’s partner hospitals in 2020 during the COVID-19 pandemic and a shared savings settlement of $21.8 million from ApolloMed's participation in an Accountable Care Organization ("ACO") for the 2020 performance year. Net income and EBITDA include the impact of APC investment in a payor partner, which completed an initial public offering to become a publicly traded company in June 2021. As APC’s investment is an excluded asset solely for the benefit of APC and its shareholders, any gains or losses as a result of this investment do not affect the net income attributable to ApolloMed and adjusted EBITDA attributable to ApolloMed. The November 4, 2021 revised net income and EBITDA guidance ranges assume a stock price of the payor partner of $8.49. These assumptions are based on the Company’s existing business, current view of existing market conditions, and assumptions for the year ending December 31, 2021.

(in millions)	2021 Guidance Range		2021 Guidance Range
	(as of August 5, 2021)		(as of November 4, 2021)
	Low	High	Low	High
Total revenue	$700.0	$720.0	$751.5	$758.5
Net income	$56.0	$66.0	$81.0	$83.5
Net income attributable to ApolloMed	$48.0	$58.0	$71.5	$73.5
Earnings per share - diluted	*	*	$1.58	$1.62
EBITDA	$100.0	$119.0	$139.0	$143.0
Adjusted EBITDA	$120.5	$130.5	$168.5	$170.5
*Range was not previously provided as of August 5, 2021.

    See “Guidance Reconciliation of Net Income to EBITDA and adjusted EBITDA” and “Use of Non-GAAP Financial Measures” for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Forward-Looking Statements” within this Quarterly Report on Form 10-Q.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA
	2021 Guidance Range		2021 Guidance Range
	(as of August 5, 2021)		(as of November 4, 2021)
(in thousands)
	Low	High	Low	High
Net income	$56,000	$66,000	$81,000	$83,500
Interest expense	6,000	8,400	5,000	6,000
Interest income	(1,500)	(2,400)	(1,200)	(1,700)
Provision for income taxes	24,000	29,000	37,000	38,000
Depreciation and amortization	15,500	18,000	17,200	17,200
EBITDA	100,000	119,000	139,000	143,000

Income (loss) from equity method investments	3,500	(500)	(3,900)	(3,600)
Investment in payor partner	(9,000)	(9,000)	—	—
Provider bonus payments	6,000	6,000	8,900	8,900
Net loss adjustment for recently acquired IPAs	20,000	15,000	24,500	22,200
Adjusted EBITDA	$120,500	$130,500	$168,500	$170,500

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net (loss) income. These measures are not in accordance with, or an alternative to, GAAP, and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income from equity method investments, provider bonuses, impairment of intangibles, provision of doubtful accounts, and other income earned that is not related to the Company’s normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of the Company’s ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation from, or as a substitute for, GAAP financial measures. To the extent this release contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. The reconciliation between certain GAAP and non-GAAP measures is provided above.

Liquidity and Capital Resources
Cash, cash equivalents and investment in marketable securities at September 30, 2021, totaled $333.3 million as compared to $261.2 million at December 31, 2020. Working capital totaled $310.5 million at September 30, 2021, as compared to $223.6 million at December 31, 2020, an increase of $86.9 million, or 39%.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and fee-for-service reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations through at least the next 12 months.
Our cash, cash equivalents and restricted cash increased by $10.8 million from $194.0 million at December 31, 2020, to $204.8 million at September 30, 2021. Cash provided by operating activities for the nine months ended September 30, 2021, was $82.5 million, as compared to cash provided by operating activities of $48.8 million for the nine months ended September 30, 2020. The increase in cash provided by operating activities was primarily driven by increase in earnings adjusted for non-cash items of approximately $89.4 million for the nine months ended September 30, 2021 compared to $17.9 million for the nine months ended September 30, 2020 and timing of working capital accounts. For the nine months ended September 30, 2021, prepaid expenses and other current assets and accounts payable and accrued expenses resulted in cash inflow of $19.4 million, while receivable, net, receivable, net - related parties, other receivable, medical liabilities, and income taxes payable resulted in cash outflow of $24.5 million. For the nine months ended September 30, 2020, receivable, net - related parties, other receivables, accounts payable and accrued expenses, fiduciary accounts payable, and income taxes payable resulted in cash inflow of $45.8 million, while receivable, net, prepaid expenses and other current assets, other assets, and medical liabilities resulted in a cash outflow of $15.4 million.
Cash used in investing activities during the nine months ended September 30, 2021, was $22.5 million, primarily due to purchases of property and equipment of $16.4 million, payments for business acquisition of $2.6 million, funding for an equity method investment of $13.4 million, and purchase of marketable securities of $1.0 million. The cash used in investing activities was partially offset by cash received from consolidation of Tag 8 of $3.3 million, proceeds from sale of equity method investment of $6.4 million, and proceeds from sale of marketable securities of $1.1 million. This is compared to cash provided by investing activities during the nine months ended September 30, 2020, of $66.4 million, which was primarily due to proceeds received related to the sale of UCI totaling $52.7 million and loan receivables of $16.5 million offset with cash outflow related to the purchase of marketable securities of $1.8 million, funding for an equity method investment of $0.5 million, and capital expenditures (mainly purchases of property and equipment) of $0.5 million.

Cash used in financing activities during the nine months ended September 30, 2021, was $49.2 million as compared to cash used in financing activities of $52.3 million for the nine months ended September 30, 2020. Cash used for the nine months ended September 30, 2021 was primarily due to repayment of long-term debt of $238.3 million, dividend payment of $31.1 million, and repurchase of shares of $5.7 million. The cash used in financing activities was partially offset by a drawdown of $180.0 million on the Amended Credit Facility, proceeds from sale of shares of $40.1 million, and proceeds from the exercise of options and warrants of $6.6 million. This is compared to cash used in financing activities for the nine months ended September 30, 2020 of $52.3 million which was due to the payments of dividends totaling $50.1 million, repayment on our term loan totaling $7.1 million and repurchase of shares of $1.6 million, offset with proceeds from exercise of stock options and warrants of $6.6 million.

Excluded Assets
In September 2019, APC and AP-AMH entered into Second Amendment to Series A Preferred Stock Purchase Agreement, which clarified the term “Excluded Assets”. “Excluded Assets” means (i) assets received from the sale of shares of the Series A Preferred Stock equal to the Series A Purchase Price (as defined in the purchase agreement), (ii) the assets of APC that are not Healthcare Services Assets (as defined in the purchase agreement), including APC’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
The Excluded Assets as of September 30, 2021, are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of September 30, 2021 and December 31, 2020, the Excluded Assets balance consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Cash and cash equivalents	$31,701	$38,773
Investment in marketable securities (1)	124,569	66,534
Land, property, and equipment, net	44,014	24,466
Loan receivable – related parties	4,050	4,145
Investments in other entities – equity method	24,581	25,847
Investments in privately held entities	—	36,179
Other receivable	824	15,723
Other liabilities	(1,341)	—
Long-term debt	(7,452)	(7,580)

Total Excluded Assets	$220,946	$204,087

(1) The increase in investment in marketable securities is due to a 1-to-3 conversion of a payor partner’s preferred shares to common stock as a result of the payor partner becoming a public company in June 2021. Prior to the payor partner becoming a public company, the preferred shares were recognized as investments in privately held entities.

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

September 30, 2021

Revolver Loan	$180,000
Real Estate Loans	7,447
Construction Loan	77
Total debt	187,524

Less: Current portion of debt	(207)
Less: Unamortized financing costs	(4,504)

Long-term debt	$182,813
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2021 (excluding the nine months ended September 30, 2021)	$55
2022	285
2023	215
2024	222
2025 and thereafter	186,747

Total	$187,524

Credit Agreement
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
The Amended Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis.

Covenant Ratios (1)	Requirement	September 30, 2021
Consolidated leverage ratio	Less than 3.75 to 1.00	1.06
Consolidated interest coverage ratio	Greater than 3.25 to 1.00	25.55
(1) All covenant ratio titles utilize terms as defined in the respective debt agreements.
Refer to Note 9 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2021 and 2020, were 2.15% and 3.79%, respectively. Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended September 30, 2021 and 2020, of $0.2 million and $0.3 million, respectively, and $0.9 million and $1.0 million, respectively.

Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase, APC assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively. Refer to Note 9 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”) that allows Tag 8 to borrow up to $10.7 million. Tag 8 is a VIE consolidated by the Company. Refer to Note 9 – “Credit

Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

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

			Nine Months Ended September 30, 2021
Entity	Intercompany Credit Facility	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$6,588	$6,588	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,362	5,362	—	—
BAHA	250	10%	4,066	3,945	—	—
	$23,250		$19,679	$19,558	$—	$—

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

New Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of September 30, 2021, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 1.25% to 2.5%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.5%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. In addition, as of September 30, 2021, Tag 8, a VIE consolidated by the Company, had $0.1 million in outstanding borrowings for the Construction Loan. Interest rate on the “Construction Loan” is equal to an index rate determined by the bank. Furthermore, as of September 30, 2021, APC had $7.4 million in outstanding borrowings for real estate loans related to ZLL, MPP, and AMG Properties (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal Prime Rate, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.25% per annum. Under no circumstances will the interest rate on this loan be less than 3.500% per annum or more than the maximum rate allowed by applicable law. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loan, and Real Estate Loans would have increased or decreased our interest expense for the three months ended September 30, 2021, by $1.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of September 30, 2021, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of our business, we from time to time become involved in pending and threatened legal actions and proceedings. Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs, but as of the date of this Quarterly Report on Form 10-Q, except as disclosed, we are not a party to any lawsuit or proceeding which management expects to, individually or in the aggregate, have a material adverse effect on us or our business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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
None for the three months ended September 30, 2021.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 5, 2021	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Brandon Sim
Brandon Sim Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Eric Chin
Eric Chin Chief Financial Officer (Principal Financial Officer)