Form 10-K
period 2021-12-31
Apollo Medical Holdings, Inc.
filed 2022-02-28
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant, as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $2.4 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Capital Market on June 30, 2021).
As of February 16, 2022, there were 55,956,280 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 annual meeting of the stockholders of the registrant are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2021.

Table of Contents
Apollo Medical Holdings, Inc.
Form 10-K
Fiscal Year Ended December 31, 2021

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
AKM	AKM Medical Group, Inc.
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
AP - AMH 2	AP - AMH 2 Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APCMG	Access Primary Care Medical Group
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
CAIPA MSO	CAIPA MSO, LLC
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
CSI	College Street Investment LP, a California limited partnership
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners
MSSP	Medicare Shared Savings Program
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PASC	Pacific Ambulatory Health Care, LLC
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Sun Labs	Sun Clinical Labs
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity
ZLL	ZLL Partners, LLC

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
The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the participation of APA ACO, Inc. (“APAACO”) in the next generation accountable care organization (“NGACO”) model, or the Global and Professional Direct Contracting (“GPDC”) model.
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions, any projections of earnings, revenue, or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements regarding the outlook on our NGACO or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K and are subject to change.
Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements.

PART I
Item 1.    Business
Overview
Apollo Medical Holdings, Inc. is a leading physician-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, ApolloMed operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver high-quality care to patients in a cost-effective manner. We, together with our affiliated physician groups and consolidated entities, provide coordinated outcomes-based medical care primarily serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. Our physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: Network Medical Management, Inc. (“NMM”), Apollo Medical Management, Inc. (“AMM”), and APAACO, and their consolidated entities, including consolidated VIEs.
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
In December 2017, ApolloMed merged with NMM, a California corporation formed in 1994 (the “2017 Merger”). As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed. The combined company operates under the Apollo Medical Holdings, Inc. name, but NMM is the larger entity in terms of assets, revenues, and earnings. In addition, as of the closing of the 2017 Merger, the majority of the board of directors of the combined company was comprised of former NMM directors and directors nominated for election by NMM. Accordingly, ApolloMed is considered to be the legal acquirer (and accounting acquiree), whereas NMM is considered to be the accounting acquirer (and legal acquiree).
We implement and operate different innovative healthcare models, primarily including the following integrated operations:
•Independent practice associations (“IPAs”), which contract with physicians and provide care to Medicare, Medicaid, and commercial and dual-eligible patients on a risk- and value-based fee basis;

•Management service organizations (“MSOs”), which provide management, administrative and other support services to our affiliated physician groups such as IPAs;
•APAACO, which participates in the Next Generation ACO Model sponsored by CMS, and focuses on providing high-quality and cost-efficient care to Medicare fee-for-service (“FFS”) patients;
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
We operate under one reportable segment, the healthcare delivery segment. Our revenue streams are diversified among our various operations and contract types, and include:
•Capitation payments, including payments made by CMS from the Next Generation Accountable Care Organization (“NGACO”) Model;
•Risk pool settlements and incentives;
•Management fees, including stipends from hospitals and percentages of collections; and
•FFS reimbursements.

ApolloMed’s common stock is listed on the NASDAQ Capital Market and trades under the symbol “AMEH.”
Organization
Subsidiaries
We operate through our subsidiaries, including:
•NMM;
•AMM; and
•APAACO.
Each of NMM and AMM operates as a management services organization (“MSO”) and is in the business of providing management services to physician practice corporations under long-term management and/or administrative services agreements (“MSAs”), pursuant to which the MSO manages certain non-medical services for the physician groups and have exclusive authority over all non-medical decision-making related to ongoing business operations. The MSAs generally provide for management fees that are recognized as earned based on a percentage of revenue or cash collections generated by the physician practices.
APAACO has participated in the NGACO Model of CMS since January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk sharing model.
Through our NGACO model, that operates under APAACO, and a network of IPAs with more than approximately 9,900 contracted healthcare providers, which have agreements with various health plans, hospitals, and other HMOs, we are responsible for coordinating the care of over 1.2 million patients, as of December 31, 2021. These patients are comprised of managed care members whose health coverage is provided through their employers, or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics, and (iii) hospitalists that coordinate the care of patients in hospitals.
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
Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine laws. States that have corporate practice of medicine laws require that only physicians can practice medicine, exercise control over medical decisions, or engage in certain arrangements with other physicians, such as fee-splitting. California is a corporate practice of medicine state.
Therefore, in addition to our subsidiaries, we mainly operate by maintaining long-term MSAs with our affiliated IPAs, which are owned and operated by a network of independent primary care physicians and specialists, and which employ or contract with additional physicians to provide medical services. Under such agreements, we provide and perform non-medical management and administrative services, including financial management, information systems, marketing, risk management, and administrative support.

NMM has entered into MSAs with several affiliated IPAs, including Allied Physicians of California IPA d.b.a. Allied Pacific of California IPA (“APC”). APC contracts with various HMOs or licensed healthcare service plans, each of which pays a fixed capitation payment. In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC has been determined to be a VIE of NMM, as NMM is its primary beneficiary with the ability, through majority representation on the APC Joint Planning Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance. Therefore, APC and its consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”), APC’s consolidated VIEs, Concourse Diagnostic Surgery Center, LLC (“CDSC”), APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”), AHMC International Cancer Center, a Medical Corporation (“ICC”), and Tag-8 Medical Investment Group, LLC (“Tag 8”), and APC-LSMA’s consolidated subsidiaries, Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), and AMG, a Professional Medical Corporation (“AMG”) are consolidated in the accompanying financial statements.
CDSC is an ambulatory surgery center in City of Industry, California. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. CDSC is consolidated as a VIE by APC, as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC. ICC provides comprehensive, compassionate post-cancer diagnosis care and a wide range of support services. ICC was determined to be a VIE of APC and is consolidated by APC, as it was determined that APC is the primary beneficiary of ICC through its power and obligation to absorb losses and rights to receive benefits that could potentially be significant to ICC.
APC-LSMA was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and the Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments, and receives all distributions from the investments. APC has the obligation to absorb losses and the right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA, and its consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG are controlled and consolidated by APC as the primary beneficiary.
Through AMM, we manage a number of our affiliates pursuant to their long-term MSAs, including: ApolloMed Hospitalists (“AMH”), a physician group that provides hospitalist, intensivist, and physician advisor services, and Southern California Heart Centers (“SCHC”), a specialty clinic that focuses on cardiac care and diagnostic testing. AMH and SCHC are VIEs of AMM. We have determined that AMM is the primary beneficiary of such entities.
AP-AMH Medical Corporation (“AP-AMH”) and AP-AMH 2 Medical Corporation (“AP-AMH 2”) were formed in May 2019 and July 2021, respectively, as designated shareholder professional corporations. Dr. Thomas Lam is the sole shareholder of AP-AMH and AP-AMH 2. In accordance with relevant accounting guidance, AP-AMH and AP-AMH 2 are determined to be VIEs of ApolloMed. Therefore, AP-AMH, AP-AMH 2, and AP-AMH 2’s consolidated subsidiary, Access Primary Care Medical Group (“APCMG”), are consolidated in the accompanying financial statements.

Sun Clinical Labs (“Sun Labs”) is a Clinical Laboratory Improvement Amendments-certified full-service lab that operates across the San Gabriel Valley in Southern California. In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Labs for an aggregate purchase price of $4.0 million. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company.
Diagnostic Medical Group (“DMG”) is a professional medical California corporation and a complete outpatient imaging center. APC accounted for its 40% investment in DMG, under the equity method of accounting as APC-LSMA, a designated shareholder professional corporation, has the ability to exercise significant influence, but not control over DMG’s operations. However, in October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate its consolidation of DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company.

As of December 31, 2021, ApolloMed and its subsidiaries’ consolidated VIEs, and their consolidated subsidiaries, included the following entities: (1) ApolloMed’s consolidated VIEs, AP-AMH, AP-AMH2, Sun Labs, DMG, AMH, SCHC, and APC; (2) AP-AMH 2’s consolidated subsidiary, APCMG; (3) APC’s subsidiaries, UCAP, MPP, AMG Properties, ZLL, APC’s consolidated VIEs, CDSC, APC-LSMA, ICC, and Tag 8; and (4) APC-LSMA’s consolidated subsidiaries Alpha Care, Accountable Health Care, and AMG.
Investments
We invested in several entities in the healthcare and real estate industries. APC holds a 50% interest in each of the following real estate entities: 531 W. College LLC, One MSO LLC (“One MSO”), and Tag-6 Medical Investment Group LLC (“Tag 6”). ApolloMed holds a 30% interest in CAIPA MSO, LLC (“CAIPA MSO”). CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d.b.a. Coalition of Asian-American IPA (“CAIPA”), a leading independent practice association serving the greater New York City area.
Due to laws prohibiting a California professional corporation that has more than one shareholder (such as APC) from being a shareholder in another California professional corporation, APC cannot directly own shares in other professional corporations in which APC has invested. An exception to this prohibition, however, permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, APC-LSMA holds controlling and non-controlling ownership interests in several medical corporations. APC-LSMA holds non-controlling interests in the IPA line of business of LaSalle Medical Associates (“LMA”) and Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”) and holds controlling interests in Alpha Care, Accountable Health Care, and AMG. In addition, AP-AMH holds preferred shares of APC and AP-AMH 2 holds a controlling interest in APCMG.
APC holds a 2.8% membership interests of MediPortal LLC, a New York limited liability company, and NMM holds a 10% interest in AchievaMed, Inc., a California corporation. The Company also holds equity securities that are primarily comprised of common stock of a payor partner that completed its initial public offering (“IPO”) in June 2021 and Clinigence Holdings, Inc. (“Clinigence”). As of December 31, 2021, the value of the equity securities was $28.4 million. As of December 31, 2021, APC also holds a 19.68% ownership interest in ApolloMed. APC’s ownership interest in ApolloMed is eliminated upon consolidation.
Our Industry
Industry Overview
U.S. healthcare spending has increased steadily over the past approximately two decades. CMS estimates that total U.S. healthcare expenditures are expected to grow at an average annual rate of 5.4% from 2019 to 2028 and will reach $6.2 trillion by 2028. Health spending is projected to grow 1.1% faster than the U.S. gross domestic product per year on average over 2019-2028, and as a result, the healthcare share of gross domestic product is expected to rise from 17.7% in 2018 to 19.7% by 2028. Medicare spending increased by 3.5% to $829.5 billion and Medicaid spending increased by 9.2% to $671.2 billion in 2020, which accounted for 20% and 16% of total health expenditures, respectively. Private health insurance spending declined 1.2% to $1.2 trillion in 2020, accounting for 28% of total health expenditures. Medicare spending is expected to have the fastest growth (7.6% per year for 2019-2028) primarily due to the projected enrollment growth.
Managed care health plans were developed in the U.S., primarily during the 1980s, in an attempt to mitigate the rising cost of providing healthcare to populations covered by health insurance. These managed care health plans enroll members through their employers in connection with federal Medicare benefits or state Medicaid programs. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals now turning 65 are likely more familiar with the managed care setting than previous Medicare populations. The healthcare industry, however, is highly regulated by various government agencies and heavily relies on reimbursement and payments from government-sponsored programs such as Medicare and Medicaid. Companies in the healthcare industry therefore have to organize, operate around, and face challenges from idiosyncratic laws and regulations.

Many health plans recognize both the opportunity for growth from adding members, as well as the potential risks and costs associated with managing additional members. In California, many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as ApolloMed and our affiliated physician groups. These integrated healthcare systems offer a comprehensive medical delivery system, sophisticated care management know-how, and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the U.S., health plans often prospectively pay the integrated healthcare system a fixed capitation payment, which is frequently based on a percentage of the amount received by the health plan. Capitation payments to integrated healthcare systems, in the aggregate, represent a prospective budget from which the system manages care-related expenses on behalf of the population enrolled with that system. To the extent that these systems manage such expenses under the capitated levels, the system realizes an operating profit. On the other hand, if the expenses exceed projected levels, the system will realize an operating deficit. Since premiums paid represent a substantial amount per person, there is a significant revenue opportunity for an integrated medical system that is able to effectively manage healthcare costs for the capitated arrangements entered into by its affiliated physician groups.
Industry Trends and Demand Drivers
We believe that the healthcare industry is undergoing a significant transformation and the demand for our offerings is driven by the confluence of a number of fundamental healthcare industry trends, including:
Shift to Value-Based and Results-Oriented Models. According to the 2020 National Health Expenditure Historical Data prepared by CMS, healthcare spending in the U.S. increased 9.7% to $4.1 trillion in 2020, representing 19.7% of U.S. Gross Domestic Product. CMS projects healthcare spending in the U.S. to increase at an average rate of 5.4% for 2019-2028 and to reach approximately $6.2 trillion by 2028. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. The fee-for-service reimbursement model has arguably played a major role in increasing the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the fee-for-service reimbursement model toward value-based, capitated payment models that are designed to incentivize value and quality at an individual patient level. The number of Americans covered by capitated payment programs continues to increase, which drives more coordinated and outcomes-based patient care.
Increasingly Patient-Centered. More patients are becoming actively involved and taking an informed role in how their own healthcare is delivered resulting in the healthcare marketplace becoming increasingly patient-centered, and thus requiring providers to deliver team-based, coordinated, and accessible care to stay competitive.
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
Integrated Medical Systems
Integrated medical systems that are able to pool a large number of patients, such as the Company and its affiliated physician groups, are positioned to take advantage of industry trends, meet patient and government demands, and benefit from cost advantages resulting from their scale of operation and integrated approach of care delivery. In addition, integrated medical systems with years of managed care experience can leverage their expertise and sizeable medical data to identify specific treatment strategies and interventions, improve the quality of medical care and lower cost. Many integrated medical systems have also established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high-quality care delivered to members and initiate improvement efforts for physicians whose performance can be enhanced.
IPAs and MSOs

An IPA is an association of independent physicians, or other organization that contracts with independent physicians, and provides services to HMOs, which are medical insurance groups that provide health services generally for a fixed annual fee, on a negotiated per capita rate, flat retainer fee, or negotiated FFS basis. Because of the prohibition against corporate practice of medicine under certain state laws, MSOs are formed to provide management and administrative support services to affiliated physician groups such as IPAs. These services include payroll, benefits, human resource services, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding, and other consulting services.
NGACOs
CMS established the NGACO Model to test whether health outcomes will improve and Medicare Parts A and B expenditures for Medicare beneficiaries will decrease if Accountable Care Organizations (“ACOs”) (1) accept a higher level of financial risk compared to the existing MSSP model, and (2) are permitted to select certain innovative Medicare payment arrangements and offer certain additional benefit enhancements to their assigned Medicare beneficiaries. As a result, ACOs generally assume higher levels of financial risk and reward under the NGACO Model. CMS also established the MSSP to improve the care quality and reduce costs for beneficiaries in the Medicare FFS program. MSSP promotes accountability, facilitates coordination and cooperation among care providers, and encourages investment in infrastructure and redesign of care processes.
Outpatient Clinics
Ambulatory surgery centers and other outpatient clinics are healthcare facilities that specialize in performing outpatient surgeries, ambulatory treatments, and diagnostic and other services in local communities. As medical care has increasingly been delivered in clinic settings, many integrated medical systems also operate healthcare facilities primarily focused on the diagnosis and/or care of outpatients, including those with chronic conditions such as heart disease and diabetes, to cover the primary healthcare needs of local communities.
Hospitalists
Hospitalists are doctors specialized in the care of patients in the hospital. Hospitalists assume the inpatient care responsibilities otherwise provided by primary care or other attending physicians and are reimbursed through the same billing procedures as other physicians. Hospitalists tend to focus exclusively on inpatient care. By practicing in the same facilities, hospitalists perform consistent functions, interact regularly with the same healthcare professionals, and thus are familiar with specific and unique hospital processes, which can result in greater efficiency, less process variability, and better outcomes. Through managing the treatment of a large number of patients with similar clinical needs, hospitalists generally develop practice expertise in both the diagnosis and treatment of common conditions that require hospitalization. For these reasons, hospitalists have an increasingly important role in improving care quality.
Population Health Management
Population health management (“PHM”) is a central trend within healthcare delivery, which includes the aggregation of patient data across multiple health information technology resources, the analysis of that data into a single, actionable patient record, and the actions through which care providers can improve both clinical and financial outcomes. PHM seeks to improve the health outcomes by monitoring and identifying individual patients, aggregating data, and providing a comprehensive clinical picture of each patient. Using that data, providers can track, and hopefully improve, clinical outcomes while lowering costs. A successful PHM platform requires a robust care and risk management infrastructure, a cohesive delivery system, and a well-managed partnership network.
Our Business Operations
IPAs
Each of our affiliated IPAs comprises a network of independent primary care physicians and specialists who collectively care for patients and contract with HMOs to provide physician services to their enrollees typically under capitated arrangements. Under the capitated model, an HMO pays the IPA a capitation payment and assigns it the responsibility for providing physician services required by patients. The IPA physicians are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. Most of the HMO agreements have an initial term of two years renewing automatically for successive one-year terms. The HMO agreements generally allow either party to terminate the HMO agreements without cause typically with a four to six months advance notice and provide for a termination for cause by the HMO at any time.

MSOs
Our MSOs generally provide services to our affiliated IPAs or ACOs under long-term MSAs, pursuant to which they manage certain non-medical services for the physician groups and have exclusive authority over all non-medical decision-making related to ongoing business operations. These services include but are not limited to:
•Physician recruiting;
•Physician and health plan contracting;
•Medical management, including utilization management and quality assurance;
•Provider relations;
•Member services, including annual wellness evaluations; and
•Pre-negotiating contracts with specialists, labs, imaging centers, nursing homes, and other vendors.
NGACO
In January 2017, CMS announced that APAACO was approved to participate in the NGACO Model and APAACO began operations under this new model. We have devoted significant effort and resources, financial and otherwise, to the NGACO Model. APAACO finished its last year of participation under its Participation Agreement with CMS. The Company continues to be eligible in receiving any shared savings or deficit under the NGACO Model for performance year 2021
In advance of its participation in the NGACO Model, APAACO entered into agreements with over 750 medical care providers, including physicians, hospitals, nursing facilities and multiple labs, radiology centers, outpatient surgery centers, dialysis clinics, and other service providers. APAACO negotiated discounted rates and such providers agreed to receive 100% of their claims for beneficiaries reimbursed by APAACO.
Among many requirements to be eligible to participate in the NGACO Model, ACOs must have at least 10,000 assigned Medicare beneficiaries and must maintain that number throughout each performance year. APAACO’s aligned beneficiaries totaled approximately 29,000 in 2021 and 2020. This number may decrease if beneficiaries join a managed care plan, pass away, or move out of the service area.
Under the Participation Agreement, APAACO must require its participants and preferred providers to make medically necessary covered services available to beneficiaries in accordance with applicable laws, regulations, and guidance, and APAACO and its participants may not participate in any other Medicare shared savings initiatives.
There are different levels of financial risk and reward that an ACO may select under the NGACO Model, and the extent of risk and reward may be limited on a percentage basis. The NGACO Model offers two risk arrangement options. In Arrangement A, the ACO takes 80% of Medicare Part A and Part B risk. In Arrangement B, the ACO takes 100% of Medicare Part A and Part B risk. Under each risk arrangement, the ACO can cap aggregate savings and losses anywhere between 5% to 15%. The cap is elected annually by the ACO. APAACO has opted for Risk Arrangement B and a higher risk track for performance year 2021 increasing the Company’s shared savings and losses cap from 5% to 15%.
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
•Payment Mechanism #4: All-Inclusive Population-Based Payments (“AIPBP”). Under this mechanism, CMS will estimate the total annual expenditures of the ACO’s aligned beneficiaries and pay that projected amount in PBPM payments. ACOs in AIPBP may have alternative compensation arrangements with their providers, including 100% FFS, discounted FFS, capitation, or case rates.
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
Our Revenue Streams

Our revenue reflected in the accompanying consolidated financial statements includes revenue generated by our subsidiaries and consolidated entities. Revenue generated by consolidated entities, however, does not necessarily result in available or distributable cash for ApolloMed. Some revenue is generated from Excluded Assets that remain solely for the benefit of APC and its shareholders. Our revenue streams flow from various multi-year renewable contractual arrangements that vary by type of business operation as follows:
Capitation Revenue
Our capitation revenue consists primarily of capitated fees for medical services we provide under capitated arrangements made directly with various managed care providers, including HMOs. Capitation revenue is typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of healthcare services, whereby the service providers are generally liable for excess medical costs. The actual amount paid is determined by the ranges of services provided, the number of patients enrolled, and the period of time during which the services are provided. Capitation rates are generally based on local costs and average utilization of services. Because Medicare pays capitation using a “Risk Adjustment” model, which compensates managed care providers based on the health status (acuity) of each individual enrollee, managed care providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less, capitation that can be allocated to service providers. Under the Risk Adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.
Per member per month (“PMPM”) managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable, as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the term of the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees, and risk shares.
Risk Pool Settlements and Incentives
Capitation arrangements are supplemented by risk-sharing arrangements. We have two different types of capitation risk-sharing arrangements: full-risk and shared-risk arrangements.
We enter into full-risk capitation arrangements with certain health plans and local hospitals, which are administered by a related party, where the hospital is responsible for providing, arranging, and paying for institutional risk. We are responsible for providing, arranging, and paying for professional risk. Under a full-risk pool-sharing agreement, we generally receive a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. Risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for medical loss ratios (“MLR”), incurred but not reported (“IBNR”) completion factor and constraint percentages were used by management in applying the most likely amount methodology.
Under capitation arrangements with certain HMOs, we participate in one or more shared-risk arrangements relating to the provision of institutional services to enrollees (shared-risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared-risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where we are responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore, the health plan retains the institutional risk. Shared-risk deficits, if any, are not payable until and unless (and only to the extent of any) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.
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
Management Fee Income
Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative, and other non-medical services provided by us to IPAs, hospitals, and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue, or fee collections, or amounts fixed on a monthly, quarterly, or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits, or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections.
NGACO Revenue
Through APAACO, we participate in the AIPBP track of the NGACO Model sponsored by CMS. Under the NGACO Model, CMS grants us a pool of patients to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. We are ultimately responsible for managing the medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. Under the AIPBP track, CMS estimates an average of monthly expenditures for the previous calendar year for APAACO’s aligned beneficiaries and pays that projected amount to us in monthly installments, and we are responsible for all Part A and Part B costs for in-network participating providers and preferred providers contracted by us to provide services to the aligned beneficiaries. Claims from out-of-network providers are processed and paid by CMS, our shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to our risk-share agreement with CMS, we will be eligible to receive the surplus or be liable for the deficit according to the budgetary benchmark established by CMS based on our efficiency or lack thereof, in managing how the beneficiaries aligned to us by CMS are served by in-network and out-of-network providers. Our shared savings or losses on providing such services are both capped by CMS. We recognize such savings or deficit upon substantial completion of reconciliation and determination of the amounts.
Under the AIPBP agreement we received $21.8 million and $19.8 million in risk pool savings related to the 2020 and 2019 performance years, respectively, and have recognized such amounts as revenue in the risk pool settlements and incentives in the accompanying consolidated statements of income for the years ended December 31, 2021 and 2020, respectively.
The monthly AIPBP received by the Company for performance year 2020 was approximately $7.2 million per month. For performance year 2021, the Company continues to receive monthly AIPBP payments at a rate of approximately $7.7 million per month from CMS. The Company has recorded a deferred revenue amount of $16.3 million related under the NGACO alternative payment arrangement as of December 31, 2021. The deferred revenue amount will be earned or repaid back to CMS based on a settlement that will occur after the standard run-out period.
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
Our Key Payors
A limited number of payors represent a significant portion of our net revenue. For the years ended December 31, 2021, 2020 and 2019, four payors accounted for an aggregate of 49.6%, 53.4%, and 51.6% of our total net revenue, respectively.
Our Strengths and Advantages
The following are some of the material opportunities that we believe exist for our company:
Combination of Clinical, Administrative and Technology Capabilities

We believe our key strength lies in our combined clinical, administrative, and technology capabilities. While many companies separately provide clinical, MSO, or technology support services, to our knowledge there are currently very few organizations like us that provide all three types of services to approximately 1.2 million patients as of December 31, 2021.
Diversification
Through our subsidiaries, consolidated affiliates, and invested entities, we have been able to reduce our business risk and increase revenue opportunities by diversifying our service offerings and expanding our ability to manage patient care across a horizontally integrated care network. Our revenue is spread across our operations. Additionally, with our ability to monitor and manage care within our wide network, we are an attractive business partner to health plans, hospitals, IPAs, and other medical groups seeking to provide better care at lower costs.
Strong Management Team
Our management team has, collectively, several decades of experience managing physician practices, risk-based organizations, health plans, hospitals, and health systems, a deep understanding of the healthcare marketplace and emerging trends, and a vision for the future of healthcare delivery led by physician-driven healthcare networks.
A Robust Physician Network
As of December 31, 2021, our physician network consisted of over approximately 9,900 contracted physicians, including primary care physicians, specialist physicians, and hospitalists, through our affiliated physician groups and ACOs.
Cultural Affinities with Patients
In addition to delivering premium healthcare, we believe in the importance of providing services that are sensitive to the needs of local communities, including their cultural affinities. This value is shared by physicians within our affiliated IPAs and medical groups, and promotes patient comfort in communicating with care providers.
Long-Standing Relationships with Partners
We have developed long-standing relationships with and have earned trust from multiple health plans, hospitals, IPAs, and other medical groups that have helped to generate recurring contractual revenue for us.
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
Competition
The healthcare industry is highly competitive and fragmented. We compete for customers across all of our services with other healthcare management companies, including MSOs and healthcare providers, such as local, regional, and national networks of physicians, medical groups, and hospitals, many of which are substantially larger than us and have significantly greater financial and other resources, including personnel, than we have.
IPAs
Our affiliated IPAs compete with other IPAs, medical groups, and hospitals, many of which have greater financial, personnel, and other resources available to them. In the greater Los Angeles area, such competitors include Regal Medical Group and Lakeside Medical Group, which are part of Heritage Provider Network (“Heritage”), as well as Optum (f.k.a. HealthCare Partners), a subsidiary of UnitedHealth Group.

ACOs
Our NGACO, APAACO, competes with sophisticated provider groups in the creation, administration, and management of ACOs, including MSSP ACOs and NGACOs, many of which have greater financial, personnel, and other resources available to them. In the greater Los Angeles area, major competitors of APAACO include Heritage California ACO and DaVita Medical ACO California.
Outpatient Clinics
Our outpatient clinics compete with large ambulatory surgery centers and/or diagnostic centers such as Foothill Cardiology (California Heart Medical Group), RadNet, and Envision Healthcare, many of which have greater financial, personnel, and other resources available to them, as well as smaller clinics that have ties to local communities. Optum (f.k.a. HealthCare Partners) also has its own urgent care centers, clinics, and diagnostic centers.
Hospitalists
Because individual physicians may provide hospitalist services if they have necessary credentials and privileges, the markets for hospitalist services are highly fragmented. Our affiliated hospitalist groups face competition primarily from numerous small inpatient practices in existing and expanding markets, but also compete with large physician groups, many of which have greater financial, personnel, and other resources available to them. Some of such competitors operate on a national level, including EmCare, Team Health, and Sound Physicians.
Regulatory Matters
As a healthcare company, our operations and relationships with healthcare providers, such as hospitals, other healthcare facilities, and healthcare professionals, are subject to extensive and increasing regulation by numerous federal, state, and local government agencies, including the Office of Inspector General , the Department of Justice, CMS, and various state authorities. These laws and regulations often are interpreted broadly and enforced aggressively. Imposition of liabilities associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition, or results of operations. We cannot guarantee that our practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit our expansion, or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, or results of operations. Below are brief descriptions of some, but not all, of such laws and regulations that affect our business operations.
Corporate Practice of Medicine
Our consolidated financial statements include our subsidiaries and VIEs. Some states have laws that prohibit business entities with non-physician owners, such as ApolloMed and its subsidiaries, from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions, or engage in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine.
California is a corporate practice of medicine state and we operate by maintaining long-term MSAs with our affiliated IPAs and medical groups, each of which is owned and operated by physicians only, and employs or contracts with additional physicians to provide medical services. Under such MSAs, our wholly owned MSOs are contracted to provide non-medical management and administrative services, such as financial and risk management, as well as information systems, marketing, and administrative support to the IPAs and medical groups. The MSAs typically have an initial term of 3-30 years and are generally not terminable by our affiliated IPAs and medical groups except in the case of bankruptcy, gross negligence, fraud, or other illegal acts by the contracting MSO.

Through the MSAs and the relationship with the physician owners of our medical affiliates, we have exclusive authority over all non-medical decisions related to the ongoing business operations of those affiliates. Consequently, ApolloMed consolidates the revenue and expenses of such affiliates as their primary beneficiary from the date of execution of the applicable MSA. When necessary, our Co-Chief Executive Officer, Dr. Thomas Lam, serves as nominee shareholder of affiliated medical practices on ApolloMed’s behalf, in order to comply with corporate practice of medicine laws and certain accounting rules applicable to consolidated financial reporting by our affiliates as VIEs.
Under these arrangements, our MSOs perform only non-medical functions, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by physicians. The California Medical Board, as well as other states’ regulatory bodies, has taken the position that MSAs that confer too much control over a physician practice to MSOs may violate the prohibition against corporate practice of medicine. Some of the relevant laws, regulations, and agency interpretations in California and other states that have corporate practice prohibitions have been subject to limited judicial and regulatory interpretation. Moreover, state laws and regulatory interpretations are subject to change. Other parties, including our affiliated physicians, may assert that, despite these arrangements, ApolloMed and its subsidiaries are engaged in the prohibited corporate practice of medicine or that such arrangements constitute unlawful fee-splitting between physicians and non-physicians. If this occurred, we could be subject to civil or criminal penalties, our MSAs could be found legally invalid and unenforceable in whole or in part, and we could be required to restructure arrangements with our affiliated IPAs and medical groups. If we were required to change our operating structures due to determination that a corporate practice of medicine violation existed, such a restructuring might require revising our MSOs’ management fees.
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
Penalties for False Claims Act violations include substantial fines for each false claim, plus up to three times the amount of damages sustained by the government. A False Claims Act violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims to the government for payments.
A number of states including California have enacted laws that are similar to the federal False Claims Act. Under Section 6031 of the Deficit Reduction Act of 2005 (“DRA”), as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, more states are expected to enact laws that are similar to the federal False Claims Act in the future along with a corresponding increase in state false claims enforcement efforts. In addition, section 6032 of the DRA requires entities that make or receive annual Medicaid payments of $5.0 million or more from any one state to provide their employees, contractors, and agents with written policies and employee handbook materials on federal and state False Claims Acts and related statues.
Anti-Kickback Statutes

The federal Anti-Kickback Statute is a provision of the Social Security Act of 1972 that prohibits as a felony offense the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a patient for items or services for which payment may be made in whole or part under Medicare, Medicaid, or other federal healthcare programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs or (3) the purchase, lease, or order or arranging or recommending the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. The Patient Protection and Affordable Care Act (“ACA”) amended section 1128B of the Social Security Act to make it clear that a person need not have actual knowledge of the statute, or specific intent to violate the statute, as a predicate for a violation. The OIG, which has the authority to impose administrative sanctions for violation of the statute, has adopted as its standard for review a judicial interpretation, which concludes that the statute prohibits any arrangement where even one purpose of the remuneration is to induce or reward referrals. A violation of the Anti-Kickback Statute is a felony punishable by imprisonment, criminal fines, civil fines, and three times the amount of the unlawful remuneration. A violation also can result in exclusion from Medicare, Medicaid, or other federal healthcare programs. In addition, pursuant to the changes of the ACA, a claim that includes items or services resulting from a violation of the Anti-Kickback Statute is a false claim for purposes of the False Claims Act.
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

On December 2, 2020, in conjunction with HHS’s Regulatory Sprint to Coordinated Care, the OIG finalized modifications to existing safe harbors to the Anti-Kickback Statute and added new safe harbors and a new exception to the civil monetary penalty provision prohibiting inducements to beneficiaries, the purpose of which was to remove potential barriers to more effective coordination and management of patient care and delivery of value-based care. The changes implemented by the final rules went into effect on January 19, 2021. These or other changes implemented by OIG in the future may impact our business, results of operations and financial condition.
Some states have enacted statutes and regulations similar to the Anti-Kickback Statute, but which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of the federal law and that may vary from state to state. For example, California has adopted the Physician Ownership and Referral Act of 1993 (“PORA”). PORA makes it unlawful for physicians, surgeons, and other licensed professionals to refer a person for certain healthcare services if they have a financial interest with the person or entity that receives the referral. While PORA also provides certain exemptions from this prohibition, failure to fit within an exemption in violation of PORA can lead to a misdemeanor offense that may subject a physician to civil penalties and disciplinary action by the Medical Board of California.
For example, Section 445 of the California Health and Safety Code, provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” A violation of Section 445 is a misdemeanor and may subject the offender to imprisonment and/or monetary fines. Further, a violation of Section 445 may be enjoined by the California Attorney General. Section 650 of the California Business and Professions Code contains prohibitions against self-referral and kickbacks. Business & Professions Code Section 650 makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients, or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Violation of the statute is a public offense punishable by imprisonment and/or monetary fines. Section 650 further provides that it is not unlawful for a physician to refer a patient to a healthcare facility solely because the physician has a proprietary interest or co-ownership in a healthcare facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) the ownership interest is not based on the number or value of any patients referred. A violation of Section 650 is a misdemeanor and may subject the offender to imprisonment and/or monetary fines.

We cannot assure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the federal Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties, and exclusion from participation in Medicare, Medicaid, or other healthcare programs, any of which could have a material adverse effect on our business, financial condition, or results of operations.
Stark Laws
The federal Stark Law, 42 U.S.C. 1395nn, also known as the physician self-referral law, generally prohibits a physician from referring Medicare and Medicaid patients to an entity (including hospitals) providing “designated health services,” if the physician or a member of the physician’s immediate family has a “financial relationship” with the entity, unless a specific exception applies. Designated health services include, among other services, inpatient hospital services, outpatient prescription drug services, clinical laboratory services, certain imaging services (e.g., MRI, CT, ultrasound), and other services that our affiliated physicians may order for their patients. The prohibition applies regardless of the reasons for the financial relationship and the referral, and therefore, unlike the federal Anti-Kickback Statute, intent to violate the law is not required. Like the Anti-Kickback Statute, the Stark Law contains statutory and regulatory exceptions intended to protect certain types of transactions and arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.
Because the Stark Law and implementing regulations continue to evolve and are detailed and complex, while we attempt to structure its relationships to meet an exception to the Stark Law, there can be no assurance that the arrangements entered into by us with affiliated physicians and facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. The penalties for violating the Stark Law can include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, and civil penalties for each violation, double damages, and possible exclusion from future participation in the governmental healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may face substantial fines for each applicable arrangement or scheme.

On December 2, 2020, in conjunction with HHS’s Regulatory Sprint to Coordinated Care, CMS issued a final rule intended to address the regulatory impact and burden of the Stark Law that impeded the healthcare system’s move toward value-based reimbursement. CMS added new exceptions to attempt to address potential barriers to coordinated care and value-based care. The changes implemented by the final rules went into effect on January 19, 2021. These or other changes implemented by CMS in the future may impact our business, results of operations, and financial condition.

Some states have enacted statutes and regulations against self-referral arrangements similar to the federal Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state. For example, California has adopted the Physician Ownership and Referral Act of 1993 (“PORA”). PORA makes it unlawful for physicians, surgeons, and other licensed professionals to refer a person for certain healthcare services if they have a financial interest with the person or entity that receives the referral. While PORA also provides certain exemptions from this prohibition, failure to fit within an exemption in violation of PORA can lead to a misdemeanor offense that may subject a physician to civil penalties and disciplinary action by the Medical Board of California.
An adverse determination under these state laws and/or the federal Stark Law could subject us to different liabilities, including criminal penalties, civil monetary penalties, and exclusion from participation in Medicare, Medicaid, or other healthcare programs, any of which could have a material adverse effect on our business, financial condition, or results of operations.
Health Information Privacy and Security Standards

The privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, contain detailed requirements concerning the use and disclosure of individually identifiable patient health information (“PHI”) by entities like our MSOs and affiliated IPAs and medical groups. HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality, and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including billing and claim collection activities. New health information standards could have a significant effect on the manner in which we do business, and the cost of complying with new standards could be significant.
Violations of the HIPAA privacy and security rules may result in civil and criminal penalties, including a tiered system of civil money penalties. A HIPAA-covered entity must also promptly notify affected individuals where a breach affects more than 500 individuals and report annually any breaches affecting fewer than 500 individuals.
State attorneys general may bring civil actions on behalf of state residents for violations of the HIPAA privacy and security rules, obtain damages on behalf of state residents, and enjoin further violations. Many states also have laws that protect the privacy and security of confidential, personal information, which may be similar to or even more stringent than HIPAA. Where state laws are more protective than HIPAA, we have to comply with the stricter provisions. Some of these state laws may impose fines and penalties on violators and may afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for monetary penalties and permit injured parties to sue for damages. Both state and federal laws are subject to modification or enhancement of privacy protection at any time.
If we fail to comply with HIPAA or similar state laws, we could incur substantial civil monetary or criminal penalties. We expect increased federal and state privacy and security enforcement efforts.
Knox-Keene Act and State Insurance Laws
The Knox-Keene Health Care Service Plan Act of 1975 (Health and Safety Code Section 1340, et seq.), as amended (the “Knox-Keene Act”), is the California law that regulates managed care plans. Neither our MSOs nor their managed medical groups and IPAs hold a Knox-Keene license. Some of the medical groups and IPAs that have entered into MSAs with our MSOs have historically contracted with health plans and other payors to receive capitation payments and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payors separately enter into contracts with hospitals that receive payments and assume some type of contractual financial responsibility for their institutional services. In some instances, our affiliated medical groups and IPAs have been paid by their contracting payors or hospitals for the financial outcome of managing the care costs associated with both the professional and institutional services received by patients and have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues and, under certain circumstances, may be responsible for a percentage of any shortfall in the event that institutional expenses exceed institutional revenues. While our MSOs and their managed medical groups and IPAs are not contractually obligated to pay claims to hospitals or other institutions under these arrangements, if it is determined that our MSOs or the medical groups and IPAs have been inappropriately taking financial risk for institutional and professional services without Knox-Keene license or regulatory exemption as a result of their hospital and physician arrangements, we may be required to obtain a restricted Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition, or results of operations.
In addition, some states require ACOs to be registered or otherwise comply with state insurance laws. Our ACOs are not registered with any state insurance agency. If it is determined that we have been inappropriately operating an ACO without state registration or licensure, we may be required to obtain such registration or licensure to resolve such violations and we could be subject to liability, which could have a material adverse effect on our business, financial condition, or results of operations.
Environmental and Occupational Safety and Health Administration Regulations

We are subject to federal, state, and local regulations governing the storage, use, and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling, and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance policies, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and the attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.
Other Federal and State Healthcare Laws
We are also subject to other federal and state healthcare laws that could have a material adverse effect on our business, financial condition, or results of operations. The Health Care Fraud Statute prohibits any person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, which can be either a government or private payor plan. Violation of this statute, even in the absence of actual knowledge of or specific intent to violate the statute, may be charged as a felony offense and may result in fines, imprisonment, or both. The Health Care False Statement Statute prohibits, in any matter involving a federal healthcare program, anyone from knowingly and willfully falsifying, concealing, or covering up, by any trick, scheme, or device, a material fact, or making any materially false, fictitious, or fraudulent statement or representation, or making or using any materially false writing or document knowing that it contains a materially false or fraudulent statement. A violation of this statute may be charged as a felony offense and may result in fines, imprisonment, or both. Under the Civil Monetary Penalties Law of the Social Security Act, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Violations of the law may result in substantial penalties, treble damages, and exclusion from federal healthcare programs. In addition, the OIG may impose civil monetary penalties against any physician who knowingly accepts payment from a hospital (as well as against the hospital making the payment) as an inducement to reduce or limit medically necessary services provided to Medicare or Medicaid program beneficiaries. Further, except as permitted under the Civil Monetary Penalties Law, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services may be liable for civil money penalties for each wrongful act.
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
Licensure, Certification, Accreditation, and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state, and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Clinical professionals are also subject to state and federal regulation regarding prescribing medication and controlled substances. Our affiliated physicians and hospitalists must satisfy and maintain their individual professional licensing in each state where they practice medicine, including California, and many states require that nurse practitioners and physician assistants work in collaboration with or under the supervision of a physician. Each state defines the scope of practice of clinical professionals through legislation and through the respective Boards of Medicine and Nursing. Activities that qualify as professional misconduct under state law may subject our clinical personnel to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where they are licensed, another state where they are also licensed may impose the same discipline even though the conduct occurred in another state. Since we and our affiliated medical groups perform services at hospitals and other healthcare facilities, we may indirectly be subject to laws, ethical guidelines, and operating standards of professional trade associations and private accreditation commissions (such as the American Medical Association and The Joint Commission) applicable to those entities. Penalties for non-compliance with these laws and standards include loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs. In addition, our affiliated facilities are subject to state and local licensing regulations ranging from the adequacy of medical care, to compliance with building codes and environmental protection laws. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physicians and facilities to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable healthcare and other laws and regulations that evolve rapidly. We provide home health, hospice, and palliative care, which require compliance with additional regulatory requirements. Reimbursement for palliative care and house call services is generally conditioned on clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. We must also comply with laws relating to hospice care eligibility, development, and maintenance of care plans and coordination with nursing homes or assisted living facilities where patients live.
Professional Liability and Other Insurance Coverage
Our business has an inherent and significant risk of claims of medical malpractice against us and our affiliated physicians. We and our affiliated physician groups pay premiums for third-party professional liability insurance that provides indemnification on a claims-made basis for losses incurred related to medical malpractice litigation in order to carry out our operations. Our physicians are required to carry first dollar coverage with limits of liability equal to not less than $1.0 million for claims based on occurrence up to an aggregate of $3.0 million per year. Our IPAs purchase stop-loss insurance, which will reimburse them for claims from service providers on a per enrollee basis. The specific retention amount per enrollee per policy period is $45,000 to $70,000 for professional coverage. We also maintain worker’s compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions that we believe are in accordance with industry standards. While we believe that our insurance coverage is adequate based upon claims experience and the nature and risks of our business, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of pending or future claims asserted against us or our affiliated physician groups in the future where the outcomes of such claims are unfavorable. The ultimate resolution of pending and future claims in excess of our insurance coverage, may have a material adverse effect on our business, financial position, results of operations, or cash flows.
Human Capital

As of December 31, 2021, ApolloMed, its subsidiaries, and consolidated VIEs had 1,133 employees. None of our employees are members of a labor union, and we have not experienced any work stoppage.

We are committed to supporting the professional development of our employees, providing competitive compensation and benefits and a safe and inclusive workplace. We measure employee engagement on an ongoing basis to create a more innovative, productive, and profitable company. The results from engagement surveys are used to implement programs and processes designed to support employee retention and satisfaction. The Company believes a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives and growth. Respect for human rights is fundamental to the Company’s business and its commitment to ethical business conduct.

Available Information

We maintain a website at www.apollomed.net and make available there, free of charge, our periodic reports filed with the SEC, as soon as is reasonably practicable after filing. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.
Item 1A.    Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•The ongoing coronavirus (COVID-19) pandemic may negatively impact certain aspects of our business, financial condition, results of operations, and growth.

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

•We may be impacted by a shift in payor mix, including eligibility changes to government and private insurance programs.

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

•Our current principal stockholders, executive officers, and directors have significant influence over our operations and strategic direction and they could cause us to take actions with which other stockholders might not agree and could delay, deter, or prevent a change of control or a business combination with respect to us.
Risks Relating to Our General Business and Operations.

    In 2019, the Company, AP-AMH, and APC consummated a series of interrelated transactions that may expose the Company and its subsidiaries and VIEs to additional risks, including the inability to repay a significant loan made in connection with such transactions.

On September 11, 2019, the Company, AP-AMH and APC, concurrently consummated a series of interrelated transactions (collectively, the “APC Transactions”). As disclosed elsewhere in this Annual Report on Form 10-K and in the Company’s other reports on file with the SEC, the APC Transactions included the following agreements and transactions: (i) the Company made a $545.0 million ten-year secured loan to AP-AMH; (ii) AP-AMH used all of the proceeds of that loan to purchase 1,000,000 shares of Series A Preferred Stock of APC; (iii) the Company obtained the funds to make the AP-AMH Loan (x) by entering into a credit agreement with Truist Bank, in its capacity as administrative agent for various lenders, and the lenders from time to time party thereto, for a $290.0 million senior secured credit facility (the “Credit Agreement” and the credit facility thereunder, the “Credit Facility”), and then immediately drawing down $250.0 million in cash, and (y) by selling $300.0 million shares of the Company’s common stock to APC, the purchase price of which was offset against $300.0 million of AP-AMH’s purchase price for its APC Preferred Stock. NMM guaranteed the obligations of the Company under the Credit Facility, and both the Company and NMM have granted the lenders a security interest in all of their assets, including, without limitation, in all stock and other equity issued by their subsidiaries (including the shares of NMM) and all rights with respect to the AP-AMH Loan. The Credit Agreement was amended and restated on June 16, 2021 by an amended and restated credit agreement (the “Amended Credit Agreement” and the credit facility thereunder, the “Amended Credit Facility”) among the Company, Truist Bank, in its capacity as administrative agent for the lenders, issuing bank, swingline lender and a lender, Truist Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Preferred Bank, Royal Bank of Canada, and Fifth Third Bank, National Association, in their capacities as joint lead arrangers and/or lenders, and the lenders from time to time party thereto.

The APC Transactions may expose the Company, its subsidiaries and its VIEs to additional risks, including without limitation, the following: AP-AMH may never be able to repay the AP-AMH Loan; even if AP-AMH does not, or cannot repay the loan, the Company will be obligated to pay principal and interest on the Amended Credit Facility; in connection with the Credit Facility, the lenders were granted a first priority perfected security interest over all of the assets of the Company and its subsidiaries, and such lenders have the right to foreclose on those assets if the Company defaults on its obligations under the Amended Credit Facility; a disconnect could arise between APC achieving net income, declaring and paying dividends to AP-AMH, and AP-AMH making its required payments to the Company, which disconnect could materially impact the Company’s financial results and its ability to make its required payments under the Amended Credit Facility; APC may be prohibited from paying, or may be unable to pay the dividends on its Series A Preferred Stock, including under the California Corporations Code; regulators could determine that the current, post-APC Transactions consolidated structure amounts to the Company violating California’s corporate practice of medicine doctrine; and the Company may be deemed an investment company, which could impose burdensome compliance requirements on the Company and restrict its future activities.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
A downturn in economic conditions could have a material adverse effect on our results of operations, financial condition, business prospects, and stock price. Historically, government budget limitations have resulted in reduced spending. Given that Medicaid is a significant component of state budgets, an economic downturn would put continued cost containment pressures on Medicaid outlays for healthcare services in California. The existing federal deficit and continued deficit spending by the federal government can lead to reduced government expenditures, including for government-funded programs in which we participate such as Medicare. An economic downturn and sustained unemployment may also impact the number of enrollees in managed care programs and the profitability of managed care companies, which could result in reduced reimbursement rates. Although we attempt to stay informed, any sustained failure to identify and respond to these trends could have a material adverse effect on our results of operations, financial condition, business, and prospects.
The ongoing COVID-19 pandemic may impact certain aspects of our business, financial condition, results of operation, and growth.

The global spread of the COVID-19 pandemic and measures introduced by local, state, and federal governments to contain the virus and mitigate its public health effects have created significant impact to the global economy. We expect the evolving COVID-19 pandemic to continue to impact certain aspects of our business, results of operations, and financial condition and liquidity, but given the uncertainty around the duration and severity of the pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition, and liquidity.

Throughout the pandemic, COVID-19 impacted certain aspects of our business as community self-isolation practices and shelter-in-place requirements reduced our inpatient visits. Continued shelter-in-place, quarantine, executive order, or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, have impacted and are expected to continue to impact certain aspects of our results of operations, business, and financial condition. These measures and practices resulted in temporary closures of outpatient clinics, and may result in delays in entry into new markets and expansion in existing markets. Governmental authorities in California began reopening and lifting or relaxing shelter-in-place and quarantine measures only to revert back to such restrictions in the face of increases in new COVID-19 cases. In addition, due to the shelter-in-place orders across the country, we have implemented work-from-home policies for many employees, which may impact productivity and disrupt our business operations.

Healthcare organizations around the world, including our medical offices, have faced, and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource, and capital shortages, and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty, and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19, and to focus limited resources and personnel capacity toward the treatment of COVID-19. Some of these measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will harm the results of operations, liquidity, and financial condition of these healthcare organizations, including certain of our health network partners. We cannot accurately predict at this time the ultimate severity or duration that the foregoing measures and challenges may have on these healthcare organizations, including us and our health network partners.

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

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the COVID-19 outbreak will have on certain aspects of our business, results of operations, and financial condition, including due to uncertainties relating to the severity of the disease, the duration of the pandemic, and the governmental responses to the pandemic.
We may be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and stock price.
There can be no assurances that all material issues that may be present in our operations, including from prior to the 2017 Merger, have been uncovered, or that factors outside of our control will not later arise. As a result, we may be forced to write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities and may make our future financing difficult to obtain on favorable terms or at all.
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

A prolonged disruption of or any actual or perceived difficulties in the capital and credit markets may adversely affect our future access to capital, our cost of capital, and our ability to continue operations.
Our operations and performance depend primarily on California and U.S. economic conditions and their impact on purchases of, or capitated rates for, our healthcare services, and our business is significantly exposed to risks associated with government spending and private payor reimbursement rates. As a result of inflation and the current impact on the market and the COVID-19-related 2020 recession, general economic conditions deteriorated significantly. Although the markets have improved significantly, the overall economic recovery since that time has been uneven. Declines in consumer and business confidence, as well as private and government spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and our profitability. Market disruption, increases in interest rates, and/or sluggish economic growth in any future period could adversely affect our patients’ spending habits, private payors’ access to capital, and governmental budgetary processes, which, in turn, could result in reduced revenue for us. The continuation or recurrence of any of these conditions may adversely affect our cash flows, results of operations, and financial condition. As economic uncertainty may continue in future periods, our patients, private payors, and government payors may alter their purchasing activities of healthcare services. Our patients may scale back healthcare spending, and private and government payors may reduce reimbursement rates, which may also cause delay or cancellation of consumer spending for discretionary and non-reimbursed healthcare. This uncertainty may also affect our ability to prepare accurate financial forecasts or meet specific forecasted results, and we may be unable to adequately respond to or forecast further changes in demand for healthcare services. Volatility and disruption of capital and credit markets may adversely affect our access to capital and increase our cost of capital. Should current economic and market conditions deteriorate, our ability to finance ongoing operations and our expansion may be adversely affected, we may be unable to raise necessary funds, our cost of debt or equity capital may increase significantly, and future access to capital markets may be adversely affected.
If there is a change in accounting principles or the interpretation thereof affecting consolidation of VIEs, it could impact our consolidation of total revenues derived from our affiliated physician groups.
Our financial statements are consolidated and include the accounts of our majority-owned subsidiaries and various non-owned affiliated physician groups that are VIEs, which consolidation is effectuated in accordance with applicable accounting rules promulgated by the Financial Accounting Standards Board (“FASB”). Such accounting rules require that, under some circumstances, the VIE consolidation model be applied when a reporting enterprise holds a variable interest (e.g., equity interests, debt obligations, certain management, and service contracts) in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate as the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made, and is not solely based on voting rights. If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE consolidation model, the enterprise should apply the traditional voting control model which focuses on voting rights.
In our case, the VIE consolidation model applies to our controlled, but not owned, physician-affiliated entities. Our determination regarding the consolidation of our affiliates, however, could be challenged, which could have a material adverse effect on our operations. In addition, in the event of a change in accounting rules or FASB’s interpretations thereof, or if there were an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain present agreements or arrangements with our affiliated physician groups, we may not be permitted to continue to consolidate the revenues of our VIEs.
Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private information, disruption of our business, and damage to our reputation, which could harm our business, results of operation, and financial condition.

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our patients, employees, vendors, and others, including individually identifiable health information. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation, and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. Although we believe that we take appropriate measures to safeguard sensitive information within our possession, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks targeted at us, our patients, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We invest in industry-standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect personal information or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical failures. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyberattacks, we could experience delays or decreases in service, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect our business, and cause it to incur significant losses and remediation costs.
We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully or efficiently update these systems or convert to new systems.
We are increasingly dependent on technology systems to operate our business, reduce costs, and enhance customer service. These systems include complex software systems and hosted applications that are provided by third parties. Software systems need to be updated on a regular basis with patches, bug fixes, and other modifications. Hosted applications are subject to service availability and reliability of hosting environments. We also migrate from legacy systems to new systems from time to time. Maintaining existing software systems, implementing upgrades, and converting to new systems are costly and require personnel and other resources. The implementation of these systems upgrades, and conversions is a complex and time-consuming project involving substantial expenditures for implementation activities, consultants, system hardware and software, often requires transforming our current business and processes to conform to new systems, and therefore, may take longer, be more disruptive, and cost more than forecast and may not be successful. If the implementation is delayed or otherwise is not successful, it may hinder our business operations and negatively affect our financial condition and results of operations. There are many factors that may materially and adversely affect the schedule, cost, and execution of the implementation process, including, without limitation, problems in the design and testing of new systems; system delays and malfunctions; the deviation by suppliers and contractors from the required performance under their contracts with us; the diversion of management attention from our daily operations to the implementation project; reworks due to unanticipated changes in business processes; difficulty in training employees in the operation of new systems and maintaining internal control while converting from legacy systems to new systems; and integration with our existing systems. Some of such factors may not be reasonably anticipated or may be beyond our control.
We may be unable to renew our leases on favorable terms or at all as our leases expire, which could adversely affect our business, financial condition, and results of operations.
We operate several leased premises. There is no assurance that we will be able to continue to occupy such premises in the future. For example, we currently rent our corporate headquarters on a month-to-month basis. We could thus spend substantial resources to meet the current landlords’ demands or look for other premises. We may be unable to timely renew such leases or renew them on favorable terms, if at all. If any current lease is terminated or not renewed, we may be required to relocate our operations at substantial costs or incur increased rental expenses, which could adversely affect our business, financial condition, and results of operations.
We currently derive a substantial portion of our revenues in California and are vulnerable to changes in that state.
We primarily operate in California. Any material changes with respect to consumer preferences, taxation, reimbursements, financial requirements, or other aspects of the healthcare delivery in California or the state’s economic conditions could have an adverse effect on our business, results of operations, and financial condition.

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
Our business strategy is to grow rapidly by building a network of medical groups and integrated physician networks and is significantly dependent on locating and acquiring, partnering or contracting with medical practices to provide healthcare delivery services. We seek growth opportunities both organically and through acquisitions of or alliances with other medical service providers. As part of our growth strategy, we regularly review potential strategic opportunities. Identifying and establishing suitable strategic relationships are time-consuming and costly. There can be no assurance that we will be successful. We cannot guarantee that we will be successful in pursuing such strategic opportunities or assure the consequences of any strategic transactions. If we fail to evaluate and execute strategic transactions properly, we may not achieve anticipated benefits and may incur increased costs.
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
The process of integrating strategic relationships also involves significant risks, including:
•difficulties in coping with demands on management related to the increased size of our business;
•difficulties in not diverting management’s attention from our daily operations;
•difficulties in assimilating different corporate cultures and business practices;
•difficulties in converting other entities’ books and records and conforming their practices to ours;

•difficulties in integrating operating, accounting, and information technology systems of other entities with ours and in maintaining uniform procedures, policies, and standards such as internal accounting controls;
•difficulties in retaining employees who may be vital to the integration of the acquired entities; and
•difficulties in maintaining contracts and relationships with payors of other entities.
We may be required to make certain contingent payments in connection with strategic transactions from time to time. The fair value of such payments is reevaluated periodically based on changes in our estimate of future operating results and changes in market discount rates. Any changes in our estimated fair value are recognized in our results of operations. The actual payments, however, may exceed our estimated fair value. Increases in actual contingent payments compared to the amounts recognized may have an adverse effect on our financial condition.
There can be no assurance that we will be able to effectively integrate strategic relationships into our business, which may negatively impact our business model, revenues, results of operations, and financial condition. In addition, strategic transactions are time-intensive, requiring significant commitment of our management’s focus. If our management spends too much time on assessing potential opportunities, completing strategic transactions, and integrating strategic relationships, our management may not have sufficient time to focus on our existing operations. This diversion of attention could have material and adverse consequences on our operations and profitability.
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
We may not be able to successfully grow and expand. Successful implementation of our business plan will require management of growth, including potentially rapid and substantial growth, which could result in an increase in the level of responsibility for management personnel and strain on our human and capital resources. To manage growth effectively, we will be required, among other things, to continue to implement and improve our operating and financial systems, procedures, and controls and to expand, train, and manage our employee base. If we are unable to implement and scale improvements to our existing systems and controls in an efficient and timely manner or if we encounter deficiencies, we will not be able to successfully execute our business plans. Failure to attract and retain sufficient numbers of qualified personnel could also impede our growth. If we are unable to manage our growth effectively, it will have a material adverse effect on its business, results of operations, and financial condition.
The evolving nature of our business and rapid changes in the healthcare industry makes it difficult to anticipate the nature and amount of medical reimbursements, third-party private payments, and participation in certain government programs and thus to reliably predict our future growth and operating results.
We could experience significant losses under capitation contracts if our expenses exceed revenues.
Under a capitation contract, a health plan typically prospectively pays an IPA periodic capitation payments based on a percentage of the amount received by the health plan. Capitation payments, in the aggregate, represent a prospective budget from which an IPA manages care-related expenses on behalf of the population enrolled with that IPA. If our affiliated IPAs are able to manage care-related expenses under the capitated levels, we realize operating profits from capitation contracts. However, if care-related expenses exceed projected levels, our affiliated IPAs may realize substantial operating deficits, which are not capped and could lead to substantial losses. Additionally, factors beyond our control, such as natural disasters, the potential effects of climate change, major epidemics, pandemics, or newly emergent viruses (such as COVID-19), could reduce our ability to effectively manage the costs of providing healthcare.

If our agreements with affiliated physician groups are deemed invalid or are terminated under applicable law, our results of operations and financial condition will be materially impaired.
There are various state laws, including laws in California, regulating the corporate practice of medicine, which prohibit us from directly owning medical professional entities. These prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. We currently derive revenues from MSAs or similar arrangements with our affiliated IPAs, whereby we provide management and administrative services to them. If these agreements and arrangements were held to be invalid under laws prohibiting the corporate practice of medicine and other laws or if there are new laws that prohibit such agreements or arrangements, a significant portion of our revenues will be lost, resulting in a material adverse effect on our results of operations and financial condition.
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
Our affiliated physician practice groups are owned by individual physicians who could die, become incapacitated, or become no longer affiliated with us. Although our MSAs with these affiliates provide that they will be binding on successors of current owners, as the successors are not parties to the MSAs, it is uncertain in case of the death, bankruptcy, or divorce of a current owner whether their successors would be subject to such MSAs.
Our revenues and operations are dependent on a limited number of key payors.
Our operations are dependent on a concentrated number of payors. Four payors accounted for an aggregate of 49.6% and 53.4% of our total net revenue for the years ended December 31, 2021 and 2020, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us or our physicians credentialed by them upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.
An exodus of our patients could have a material adverse effect on our results of operations. We may also be impacted by a shift in payor mix, including eligibility changes to government and private insurance programs.
A material decline in the number of patients that we and our affiliated physician groups serve, whether a government or a private entity is paying for their healthcare, could have a material adverse effect on our results of operations and financial condition, which could result from increased competition, new developments in the healthcare industry, or regulatory overhauls. In light of the repeal of the individual mandate requirement under the Patient Protection and Affordable Care Act of 2010 (also known as Affordable Care Act or Obamacare) via the Tax Cuts and Jobs Act of 2017, some people are expected to lose their health insurance and thus may not continue to afford services by our managed medical groups. In addition, due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease our net revenue. Changes in the eligibility requirements for governmental programs could also change the number of patients who participate in such programs or the number of uninsured patients. For those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for uncollectible receivables. Such events could have a material adverse effect on our business, results of operations and financial condition.
Our future growth could be harmed if we lose the services of our key management personnel.

Our success depends to a significant extent on the continued contributions of our key management personnel, particularly our Executive Chairman and Co-Chief Executive Officer, Dr. Sim, and our Co-Chief Executive Officer and President, Dr. Lam, for the management of our business and implementation of our business strategy. The loss of their services could have a material adverse effect on our business, financial condition, and results of operations.
If having our key management personnel serving as nominee equity holders of our VIEs is invalid under applicable laws, or if we lost the services of key management personnel for any reason, it could have a material adverse impact on our results of operations and financial condition.
There are various state laws, including laws in California, regulating the corporate practice of medicine, which prohibit us from owning various healthcare entities. These corporate practice of medicine prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. The interpretation and enforcement of these laws vary significantly from state to state. As a result, many of our affiliated physician practice groups are either wholly owned or primarily owned by Dr. Lam as the nominee shareholder for our benefit. If these arrangements were held to be invalid under applicable laws, which may change from time to time, a significant portion of our consolidated revenues would be affected, which may result in a material adverse effect on our results of operations and financial condition. Similarly, if Dr. Lam died, was incapacitated, or otherwise was no longer affiliated with us, our relationships and arrangements with those VIEs could be in jeopardy, and our business could be adversely affected.
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
Our hospitalist physician services net revenue is derived from contracts directly with hospitals and other inpatient and post-acute care facilities. Our current partner facilities may decide not to renew contracts with, impose unfavorable terms on, or reduce fees paid to our affiliated physician groups. Any of these events may impact the ability of our affiliated physician groups to operate at such facilities, which would negatively impact our revenues, results of operations, and financial condition.
Many of our agreements with hospitals and medical groups have limited durations, may be terminated without cause by them, and prohibit us from acquiring physicians or patients from or competing with them.
Many of our agreements with hospitals and medical groups are limited in their terms or may be terminated without cause by providing advance notice. If such agreements are not renewed or terminated, we would lose the revenue generated by them. Any such events could have a material adverse effect on our results of operations, financial condition, and future business plans. Because many of such agreements with hospitals and medical groups prohibit us from acquiring physicians or patients from or competing with them, our ability to hire physicians, attract patients, or conduct business in certain areas may be limited in some cases.
Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could undermine our ability to receive payments and otherwise materially harm our operations and may result in violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance existing management information systems or implement new management information systems when necessary. We may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems. Our management information systems may require modifications, improvements, or replacements that may require both substantial expenditures, as well as interruptions in operations. Our ability to create and implement these systems depends on the availability of technology and skilled personnel. Our failure to successfully implement and maintain all of our systems could undermine our ability to receive payments and otherwise have a material adverse effect on our business, results of operations, and financial condition. Our failure to successfully operate our billing systems could also lead to potential violations of healthcare laws and regulations.
Risks Relating to the Healthcare Industry.
The healthcare industry is highly competitive.
We compete directly with national, regional, and local providers of inpatient healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, Optum, and Heritage, each of which has greater financial and other resources available to them. We also compete with physician groups and privately-owned healthcare companies in local markets. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Competitors may also seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Individual physicians, physician groups, and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing, and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.
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

The medical services industry is undergoing significant changes with government and other third-party payors that are taking measures to reduce reimbursement rates or, in some cases, denying reimbursement altogether. There is no assurance that government or other third-party payors will continue to pay for the services provided by our affiliated medical groups. Furthermore, there has been, and continues to be, a great deal of discussion and debate about the repeal and replacement of existing government reimbursement programs, such as the ACA. As a result, the future of healthcare reimbursement programs is uncertain, making long-term business planning difficult and imprecise. The failure of government or other third-party payors to cover adequately the medical services provided by us could have a material adverse effect on our business, results of operations, and financial condition.
Our business may be significantly and adversely affected by legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs and changes in reimbursement policies. In order to participate in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. These programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis. As a result, we cannot increase our revenue by increasing the amount that we and our affiliates charge for services. To the extent that our costs increase, we may not be able to recover the increased costs from these programs. In addition, cost containment measures in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare reimbursement for various services. For example, the Medicare Access and CHIP Reauthorization Act of 2015 made numerous changes to Medicare, Medicaid, and other healthcare-related programs, including new systems for establishing annual updates to Medicare rates for physicians’ services.
We may have difficulty collecting payments from third-party payors in a timely manner.
We derive significant revenue from third-party payors, and delays in payment or refunds to payors may adversely impact our net revenue. We assume the financial risks relating to uncollectible and delayed payments. In particular, we rely on some key governmental payors. Governmental payors typically pay on a more extended payment cycle, which could require us to incur substantial expenses prior to receiving corresponding payments. In the current healthcare environment, as payors continue to control expenditures for healthcare services, including through revising their coverage and reimbursement policies, we may continue to experience difficulties in collecting payments from payors that may seek to reduce or delay such payments. If we are not timely paid in full or if we need to refund some payments, our revenues, cash flows, and financial condition could be adversely affected.
Decreases in payor rates could adversely affect us.
Decreases in payor rates, either prospectively or retroactively, could have a significant adverse effect on our revenues, cash flows, and results of operations.
Federal and state laws may limit our ability to collect monies owed by patients.
We use third-party collection agencies whom we do not control to collect from patients any co-payments and other payments for services that our physicians provide. The federal Fair Debt Collection Practices Act of 1977 (the “FDCPA”) restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the FDCPA. Therefore, such agencies may not be successful in collecting payments owed to us and our affiliated physician groups. If practices of collection agencies utilized by us are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, results of operations, and financial condition.
We have established reserves for our potential medical claim losses, which are subject to inherent uncertainties, and a deficiency in the established reserves may lead to a reduction in our assets or net incomes.
We establish reserves for estimated IBNR claims. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated.

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
Competition for qualified physicians, employees, and management personnel is intense in the healthcare industry, and we may not be able to hire and retain qualified physicians and other personnel.
We depend on our affiliated physicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals, and other practice groups, for the services of clinicians and management personnel. The limited number of residents and other licensed providers on the job market with the expertise necessary to provide services within our business makes it challenging to meet our hiring needs and may require us to train new employees, contract temporary physicians, or offer more attractive wage and benefit packages to experienced professionals, which could decrease our profit margins. The limited number of available residents and other licensed providers also impacts our ability to renew contracts with existing physicians on acceptable terms. As a result, our ability to provide services could be adversely affected. Even though our physician turnover rate has remained stable over the last three years, if the turnover rate were to increase significantly, our growth could be adversely affected. Moreover, unlike some of our competitors who sometimes pay additional compensation to physicians who agree to provide services exclusively to that competitor, our affiliated IPAs have historically not entered into such exclusivity agreements and have allowed our affiliated physicians to affiliate with multiple IPAs. This practice may place us at a competitive disadvantage regarding the hiring and retention of physicians relative to those competitors who do enter into such exclusivity agreements.
The healthcare industry is increasingly reliant on technology, which could increase our risks.
The role of technology is greatly increasing in the delivery of healthcare, which makes it difficult for traditional physician-driven companies, such as us, to adopt and integrate electronic health records, databases, cloud-based billing systems, and many other technology applications in the delivery of healthcare services. Additionally, consumers are using mobile applications and care and cost research in selecting and usage of healthcare services. We may need to incur significant costs to implement these technology applications and comply with applicable laws. For example, the nature of our business and the requirements of healthcare privacy laws impose significant obligations on us to maintain privacy and protection of patient medical information. We rely on employees and third parties with technology knowledge and expertise and could be at risk if technology applications are not properly established, maintained, or secured. Any cybersecurity incident, even unintended, could expose us to significant fines and remediation costs and materially impair our business operations and financial position.
If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.
Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing, or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of the hospitals and other facilities where our affiliated physicians provide services. It is possible that the changes to the Medicare, Medicaid, or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid, and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition, and results of operations.
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

Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition, and results of operations.

Many healthcare industry participants and payers are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.
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
If the Patient Protection and the ACA is amended, repealed, declared unconstitutional, or replaced, or if The Center for Medicare and Medicaid Innovation (“CMMI”) is terminated, the NGACO Model program could be discontinued or significantly altered. In addition, CMS and CMMI leadership could be changed and influenced by Congress or the current Biden Administration, and may elect to combine any existing programs, including bundled payments, which could greatly alter the NGACO Model program. The rules regarding NGACOs have also been altered and may be further altered in the future. Any material change to the NGACO requirements and governing rules or the discontinuation of the program as a whole could create significant uncertainties for us and alter our strategic direction, thereby increasing financial risks for our stockholders.
There are uncertainties regarding the design and administration of the NGACO Model and CMS’ initial financial reports to NGACO participants, which could negatively impact our results of operations.
Due to the newness of the NGACO Model, and due to being the only participant in the AIPBP track, we are subject to initial program challenges, including, but not limited to, process design, data, and other related aspects. We rely on CMS for design, oversight, and governance of the NGACO Model. If CMS cannot provide accurate data, claims benchmarking and calculations, make timely payments, and conduct periodic process reviews, our results of operations and financial condition could be materially and adversely affected. CMS relies on various third parties to effect the NGACO program, including other departments of the U.S. government, such as CMMI. CMS also relies on multiple third-party contractors to manage the NGACO Model program, including claims and auditing. As a result, there is the potential for errors, delays, and poor communication among the differing entities involved, which are beyond our control. As CMS is implementing extensive reporting protocols for the NGACO Model, CMS has indicated that because of inherent biases in reporting the results, its initial financial reports under the NGACO Model may not be indicative of final results of actual risk sharing and revenues that we receive. Were that to be the case, we might not report accurately our revenues for relevant periods, which could result in adjustment in a later period when we receive final results from CMS. We and our contracted providers have experienced various apparent errors in the NGACO Model, resulting in some providers terminating their relationships with us, and the resolution of these issues and impact on us remains uncertain. If we continue to experience such issues or new issues emerge, this could have a material adverse effect on our results of operations on a consolidated basis.
We chose to participate in the AIPBP mechanism, which entails certain special risks.

Under the AIPBP mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of our assigned Medicare beneficiaries and pay us that projected amount in per beneficiary per month payments. We chose “Risk Arrangement B,” comprising 100% risk for Part A and Part B Medicare expenditures and a shared savings and losses cap of 15% (or a 15% effective shared savings and losses cap when factoring in 100% risk impact). Our benchmark Medicare Part A and Part B expenditures for beneficiaries for the 2021 performance year are approximately $436.4 million, and under “Risk Arrangement B” of the AIPBP mechanism we could therefore have profits or be liable for losses of up to 15% of such benchmarked expenditures, or approximately $65.5 million. While performance can be monitored throughout the year, end results for the 2021 performance year will not be known until late-2022.
AIPBP operations and benchmarking calculations are complex and could result in uncertainties for us.
AIPBP operations and benchmarking calculations are complex and can lead to errors in the application of the NGACO Model, which could create reimbursement delays to our contracted, in-network providers and adversely affect our performance and results of operations. For example, we discovered a feature in the AIPBP claim processing system that does not allow us to break down certain claims amounts by individual patient codes. This has created confusion for our in-network providers in reconciling payments, causing some providers to terminate their agreements with us. This feature and other complexities within the AIPBP mechanism could also create uncertainties for our operations, including under agreements with our contracted, in-network providers
We may suffer losses and may not generate savings through our participation in the NGACO Model.
Through the NGACO Model, CMS provides an opportunity to provider groups that are willing to assume higher levels of financial risk and reward, to participate in this new attribution-based risk-sharing model. The NGACO Model uses a prospectively-set cost benchmark, which is established prior to the start of each performance year. The benchmark is based on various factors, including baseline expenditures with the baseline updated each year to reflect the NGACO’s participant list for the given year. Our 2021 performance year baseline is based on calendar year 2020 expenditures that are risk-adjusted and trended. A discount is then applied that incorporates regional and national efficiency. The benchmarked expenditures therefore could potentially underestimate our actual expenditures for assigned Medicare beneficiaries and there can be no assurance that we could successfully adjust such benchmarked expenditures. Under the NGACO Model, we are responsible for savings and losses related to care received by assigned patients by covering claims from physicians, nurses, and other medical professionals. If claim costs exceed the benchmarked expenditures, or the baseline years are statistical anomalies, we could experience losses, which could be significant. Among other things, this could result from factors beyond our control, such as natural disasters, the potential effects of climate change, major epidemics, pandemics, or newly emergent viruses (such as COVID-19). As we are providing care coordination through APAACO, but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization, and costs. As a result, we may not be able to generate savings through our participation in the NGACO Model to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount.
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
We face competition from traditional MSSP ACOs and other NGACOs.
Managed care providers experienced in coordinating care for populations of patients compete with each other to be selected by CMS to participate in the NGACO Model. Since MSSP and pioneer ACOs began in 2012, the number of Medicare ACOs continues to rise and have grown to several hundred nationwide, but there are still a growing number of ACOs in different program types that compete with us for resources and patients.

Following CMS’s termination of the NGACO Model, our continued participation in other CMS Advanced Alternative Payment Models, such as the GPDC Model, cannot be guaranteed.

APAACO and CMS entered into a Next Generation ACO Model Participation Agreement (the “Participation Agreement”) with a term of four performance years through December 31, 2020. Subsequently due to the COVID-19 Public Health Emergency (the “PHE”), CMS offered APAACO to amend the Participation Agreement to add one additional 12-month Performance Year, extending the term of the Participation Agreement by one calendar year, such that the final Performance Year ended on December 31, 2021. In addition, the Participation Agreement may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the program over time. Among many requirements to be eligible to participate in the NGACO Model, we must have at least 10,000 aligned Medicare beneficiaries and must maintain that number throughout each performance year. Although we started the 2021 performance year with approximately 30,000 aligned Medicare beneficiaries, there can be no assurance that we will maintain the required number of assigned Medicare beneficiaries. If that number were not maintained, we would become ineligible for the NGACO Model. In addition, we are required to comply with all applicable laws and regulations regarding provider-based risk-bearing entities. If these laws or regulations change, for example, to require a Knox-Keene license in California, which we do not currently have, we could be required to cease our NGACO operations. We could be terminated from the NGACO Model at any time if we do not continue to comply with the NGACO participation requirements. In October 2017, CMS notified us that our participation in the AIPBP mechanism for performance year 2018 would not be renewed due to alleged deficiencies in performance by us. We submitted a request for reconsideration to CMS. In December 2017, we received the official decision on our reconsideration request that CMS reversed the prior decision against our continued participation in the AIPBP mechanism. As a result, we were again eligible to receive monthly AIPBP from CMS. We, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the AIPBP mechanism and/or NGACO Model. If future compliance or performance issues arise, we may lose our current eligibility and may be subject to CMS’ enforcement or contract actions, including our potential inability to participate in the AIPBP mechanism (where the payment mechanism would default to traditional fee for service) or dismissal from the NGACO Model, which would have a material adverse effect on our revenues and cash flows. In addition, the payments from CMS to us will decrease if the number of beneficiaries assigned to our NGACO declines, or the contracted providers terminate their relationships with us, which could have a material adverse effect on our results of operations on a consolidated basis.

With the ending of the NGACO Model on December 31, 2021, CMS is allowing former NGACO participants including APAACO to apply to participate as a Direct Contracting Entity (“DCE”) in the standard track of CMS’s Global and Professional Direct Contracting (“GPDC”) Model (formerly known as the Direct Contracting Model for Global and Professional Options). APAACO has applied for the GPDC Model for Performance Year 2022 (“PY22”) with CMS releasing the PY22 GPDC Model Participants at https://innovation.cms.gov/media/document/gpdc-model-participant-summary. CMS has redesigned the GPDC Model in response to Administration priorities, including their commitment to advancing health equity, stakeholder feedback, and participant experience. They have renamed the GPDC Model to ACO Realizing Equity, Access, and Community Health (“ACO REACH”) Model. The ACO REACH Model will begin participation on January 1, 2023. Any change to the transition from GPDC to ACO REACH could have a material adverse effect on our revenues and cash flows.
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
In California, we operate by maintaining contracts with our affiliated physician groups, which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, we or our subsidiaries provide management services, receive a management fee for providing management services, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated physician groups.
In addition to the above management arrangements, in certain instances, we have contractual rights relating to the transfer of equity interests in our affiliated physician groups under physician shareholder agreements that we entered into with the controlling equity holder of such affiliated physician groups. However, even in such instances, such equity interests cannot be transferred to or held by us or by any non-professional organization. Accordingly, we do not directly own any equity interests in any affiliated physician groups in California. In the event that any of these affiliated physician groups or their equity holders fail to comply with these management or ownership transfer arrangements, these arrangements are terminated, we are unable to enforce such arrangements, or these arrangements are invalidated under applicable laws, there could be a material adverse effect on our business, results of operations, and financial condition and we may have to restructure our organization and change our arrangements with our affiliated physician groups, which may not be successful.
The healthcare industry is intensely regulated at the federal, state, and local levels and government authorities may determine that we fail to comply with applicable laws or regulations and take actions against us.
As a company involved in providing healthcare services, we are subject to numerous federal, state, and local laws and regulations. There are significant costs involved in complying with these laws and regulations. If we are found to have violated any applicable laws or regulations, we could be subject to civil and/or criminal damages, fines, sanctions, or penalties, including exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, and we may be required to change our method of operations and business strategy. These consequences could be the result of our current conduct or even conduct that occurred a number of years ago, including prior to the completion of the 2017 Merger. We could incur significant costs to defend ourselves if we become the subject of an investigation or legal proceeding alleging a violation of these laws and regulations. We cannot predict whether a federal, state, or local government will determine that we are not operating in accordance with law, or whether, when or how the laws will change in the future and impact our business. The following is a non-exhaustive list of some of the more significant healthcare laws and regulations that could affect us:
•the False Claims Act, that provides for penalties against entities and individuals who knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;
•a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation, or receipt of any bribe, kickback, rebate, or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;
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

•provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide its employees, contractors, and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies;
•state law provisions pertaining to anti-kickback, self-referral, and false claims issues;
•provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing, or covering up a material fact or making any material false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•provisions of HIPAA and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) limiting how covered entities, business associates, and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;
•federal and state laws that provide penalties for providers for billing and receiving payments from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•state laws that provide for financial solvency requirements relating to risk-bearing organizations (“RBOs”), plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships, and provider-affiliate operations and transactions, such as California Business & Professions Code Section 1375.4 (§ 1375.4; Cal. Code Regs., tit. 28, § 1300.75.4 et seq.);
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
•state laws that require timely payment of claims, including §1371.38, et al, of the California Health & Safety Code, which imposes time limits for the payment of uncontested covered claims and required healthcare service plans to pay interest on uncontested claims not paid promptly within the required time period;
•laws in some states that prohibit non-domiciled entities from owning and operating medical practices in such states;
•federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer; and
•state laws that require healthcare providers that assume professional and institutional risk (i.e., global risk) to either obtain a license under the Knox-Keene Health Care Service Plan Act of 1975 or receive an exemption from the California Department of Managed Healthcare (“DMHC”) for the contract(s) under which the entity assumes global risk.
Any violation or alleged violation of any of these laws or regulations by us or our affiliates could have a material adverse effect on our business, financial condition and results of operations.

Changes in healthcare laws could create an uncertain environment and materially impact us. We cannot predict the effect that the ACA (also known as Obamacare) and its implementation, amendment, or repeal and replacement, may have on our business, results of operations, or financial condition.
Any changes in healthcare laws or regulations that reduce, curtail, or eliminate payments, government-subsidized programs, government-sponsored programs, and/or the expansion of Medicare or Medicaid, among other actions, could have a material adverse effect on our business, results of operations, and financial condition.
For example, the ACA dramatically changed how healthcare services are covered, delivered, and reimbursed. The ACA requires insurers to accept all applicants, regardless of pre-existing conditions, cover an extensive list of conditions and treatments, and charge the same rates, regardless of pre-existing condition or gender. The ACA and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Acts”) also mandated changes specific to home health and hospice benefits under Medicare. In 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of the U.S. Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of its existing Medicaid funding was unconstitutional. In response to the ruling, a number of state governors opposed its state’s participation in the expanded Medicaid program, which resulted in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been, and are continuing to be, introduced in U.S. Congress to amend all or significant provisions of the ACA, or repeal and replace the ACA with another law. In December 2017, the individual mandate was repealed via the Tax Cuts and Jobs Act of 2017. Afterwards, legal and political challenges as to the constitutionality of the remaining provisions of the ACA resumed. Just as the fate of the ACA is uncertain, so is the future of care organizations established under the ACA such as ACOs and NGACOs. Under its NGACO Participation Agreement with CMS, our operations are always subject to the nation’s healthcare laws, as amended, repealed, or replaced from time to time.
The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation, or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. The continued implementation of provisions of the ACA, the adoption of new regulations thereunder and ongoing challenges thereto, also added uncertainty about the current state of U.S. healthcare laws and could negatively impact our business, results of operations, and financial condition.
Healthcare providers could be subject to federal and state investigations and payor audits.
Due to our and our affiliates’ participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits, and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing, and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies, and their executives and managers. The DRA, which provides a financial incentive to states to enact their own false claims acts, and similar laws encourage investigations against healthcare companies by different agencies. These investigations could also be initiated by private whistleblowers. Responding to audit and investigative activities are costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation, a finding could be made that we or our affiliates erroneously billed or were incorrectly reimbursed, and we may be required to repay such agencies or payors, may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payments for the services we or our affiliates provide, and may be subject to financial sanctions or required to modify our operations.
Controls designed to reduce inpatient services and associated costs may reduce our revenues.

Controls imposed by Medicare, Medicaid, and private payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our operations. Federal law contains numerous provisions designed to ensure that services rendered by hospitals and other care providers to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the HHS that a provider is in substantial non-compliance with the standards of the quality improvement organization and should be excluded from participation in the Medicare program. The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on its use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by third-party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and any changes thereto may have on our operations, significant limits on the scope of our services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position, and results of operations.
We do not have a Knox-Keene license.
The Knox-Keene Health Care Service Plan Act of 1975 was passed by the California State Legislature to regulate California managed care plans and is currently administered by the DMHC. A Knox-Keene Act license is required to operate a healthcare service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services. Applying for and obtaining such a license is a time-consuming and detail-oriented undertaking. We currently do not hold any Knox-Keene license. If the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having any Knox-Keene license or applicable regulatory exemption, we may be required to obtain a Knox-Keene license and could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.
A Knox-Keene Act license or exemption from licensure, where applicable, is required to operate a healthcare service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services.
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
We rely upon our affiliated physicians to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement is conditioned upon, in part, our affiliated physicians providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in non-payment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.
Primary care physicians may seek to affiliate with our and our competitors’ IPAs at the same time.
It is common in the medical services industry for primary care physicians to be affiliated with multiple IPAs. Our affiliated IPAs therefore may enter into agreements with physicians who are also affiliated with our competitors. However, some of our competitors at times have agreements with physicians that require the physician to provide exclusive services. Our affiliated IPAs often have no knowledge, and no way of knowing, whether a physician is subject to an exclusivity agreement without being informed by the physician. Competitors have initiated lawsuits against us alleging in part interference with such exclusivity arrangements, and may do so again in the future. An adverse outcome from any such lawsuit could adversely affect our business, cash flows and financial condition.
If we inadvertently employ or contract with an excluded person, we may face government sanctions.
Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the person retains other licensure. This means that the excluded person and others are prohibited from receiving payments for such person’s services rendered to Medicare or Medicaid beneficiaries, and if the excluded person is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities that employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services, and are subject to civil penalties if it does. The U.S. Department of Health and Human Services Office of the Inspector General maintains a list of excluded persons. Although we have instituted policies and procedures to minimize such risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that our employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties, and the hospitals at which we furnish services may also be subject to repayments and sanctions, for which they may seek recovery from us, which could adversely affect our business, cash flows, and financial condition.
Compliance with federal and state privacy and data security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

We must comply with various federal and state laws and regulations governing the collection, dissemination, access, use, security, and confidentiality of PHI, including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Privacy and data security laws and regulations thus could have a significant effect on the manner in which we handle healthcare-related data and communicates with payors. In addition, compliance with these standards could limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent privacy and security breaches, it may still occur. If any non-compliance with such laws and regulations results in privacy or security breaches, we could be subject to monetary fines, suits, penalties, or sanctions. As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” that we handle and retain and/or to implement improved administrative, technical, or physical safeguards to protect PHI. We may have to demonstrate and document our compliance efforts, even if there is a low probability that PHI has been compromised, in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities and, in some cases, the media, in the event of a breach and to provide appropriate remediation and monitoring to mitigate any potential damage.
We may be subject to liability for failure to fully comply with applicable corporate and securities laws.
We are subject to various corporate and securities laws. Any failure to comply with such laws could cause government agencies to take action against us, which could restrict our ability to issue securities and result in fines or penalties. Any claim brought by such an agency could also cause us to expend resources to defend ourselves, divert the attention of our management from our business and could significantly harm our business, operating results, and financial condition, even if the claim is resolved in our favor.
A plaintiffs’ securities law firm announced that it was investigating ApolloMed and its pre-2017 Merger board of directors for potential federal law violations and breaches of fiduciary duties in connection with the 2017 Merger. This investigation purportedly focused on whether ApolloMed and its board of directors violated federal securities laws or breached their fiduciary duties to ApolloMed’s stockholders by failing to properly value the 2017 Merger and failing to disclose all material information in connection with the 2017 Merger. As of filing of this Annual Report on Form 10-K, no lawsuit has been filed against us by that firm.
We cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty in connection with the 2017 Merger could potentially require significant time and resources to defend and/or settle and distract our management and board of directors from focusing on our business.
We may face lawsuits not covered by insurance and related expenses may be material. Our failure to avoid, defend, and accrue for claims and litigation could negatively impact our results of operations or cash flows.
We are exposed to and become involved in various litigation matters arising out of our business, including from time to time, actual or threatened lawsuits. Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages, or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits, such as those initiated by our competitors, stockholders, employees, service providers, contractors, or by government agencies, including when we terminate relationships with them, which may involve large claims and significant defense costs. Many states have joint and several liabilities for providers who deliver care to a patient and are at least partially liable. As a result, if one provider is found liable for medical malpractice for the provision of care to a particular patient, all other providers who furnished care to that same patient, including possibly us and our affiliated physicians, may also share in the liability, which could be substantial individually or in aggregate.
The defense of litigation, including fees of legal counsel, expert witnesses, and related costs, is expensive and difficult to forecast accurately. Such costs may be unrecoverable even if we ultimately prevail in litigation and could consume a significant portion of our limited capital resources. To defend lawsuits, it may also be necessary for us to divert officers and other employees from our normal business functions to gather evidence, give testimony, and otherwise support litigation efforts. If we lose any material litigation, we could face material judgments or awards against them. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, cash flows, and financial condition. We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which may also deter us from aggressively pursuing even legitimate claims.

We currently maintain malpractice liability insurance coverage to cover professional liability and other claims for certain hospitalists and clinic physicians. All of our affiliated physicians are required to carry first dollar coverage with limits of coverage equal to $1.0 million for all claims based on occurrence up to an aggregate of $3.0 million per year. We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations, or our affiliated physicians. Liabilities incurred by us or our affiliates in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. Our professional liability insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms, which could increase our exposure to litigation.
We may also be subject to laws and regulations not specifically targeting the healthcare industry.
Certain regulations not specifically targeting the healthcare industry also could have material effects on our operations. For example, the California Finance Lenders Law (the “CFLL”), Division 9, Sections 22000-22780 of the California Financial Code, could be applied to us as a result of our various affiliate and subsidiary loans and similar arrangements. If a regulator were to take the position that such loans were covered by the California Finance Lenders Law, we could be subject to regulatory action that could impair our ability to continue to operate and may have a material adverse effect on our profitability and business as we currently do not hold a CFLL licensure. Pursuant to an exemption under the CFLL, a person may make five or fewer commercial loans in a 12-month period without a CFLL licensure if the loans are “incidental” to the business of the person. This exemption, however, creates some uncertainty as to which loans could be deemed as incidental to our business. In addition, a person without a CFLL licensure may also make a single commercial loan in a 12-month period without the loan being “incidental” to such person’s business but this single-loan exemption is currently set to expire on January 1, 2022.
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
•changes in our business, operations, or prospects, including announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;
•announcements of acquisitions, dispositions, and other corporate transactions, as well as financings and other capital-raising transactions;
•developments, conditions, or trends in the healthcare industry;
•changes in the economic performance or market valuations of other healthcare-related companies;
•general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition, including economic or political instability, wars, civil unrest, terrorism, epidemics (including COVID-19), outbreak, and natural disasters;

•sales of stock by ApolloMed’s stockholders generally and ApolloMed’s larger stockholders, including insiders, in particular, including sale or distributions of large blocks of common stock by our executives and directors;
•volatility and limitations in trading volumes of ApolloMed’s common stock and the stock market;
•approval, maintenance, and withdrawal of our and our affiliates’ certificates, permits, registration, licensure, certification, and accreditation by the applicable regulatory or other oversight bodies;
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
Our current principal stockholders, executive officers, and directors have significant influence over our operations and strategic direction and they could cause us to take actions with which other stockholders might not agree and could delay, deter, or prevent a change of control or a business combination with respect to us.
As of December 31, 2021, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate own approximately 29.9% of our outstanding common stock. As a result, these stockholders, who are entitled to vote their shares in their own interests, acting together, exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, merger, consolidation, sale of all or substantially all of our assets or other corporate transactions that other stockholders may view as beneficial, or conversely, this concentrated control could result in the consummation of a transaction that other stockholders may not support. This may harm the value of our shares and discourage investors from investing in us.
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
Additionally, ApolloMed’s charter and bylaws contain additional provisions, such as the authorization for its board of directors to issue one or more classes of preferred stock and determine the rights, preferences, and privileges of the preferred stock, which could cause substantial dilution to a person or group that attempts to acquire ApolloMed on terms not approved by the board, and the ownership requirement for ApolloMed’s stockholders to call special meetings, that could deter, discourage, or make it more difficult for a change in control of ApolloMed or for a third party to acquire ApolloMed, even if such a change in control could be deemed in the interest of ApolloMed’s stockholders, or if such an acquisition would provide ApolloMed’s stockholders with a substantial premium for their shares over the market price of ApolloMed’s common stock.
As such, these provisions could discourage a potential acquirer from acquiring us or otherwise attempting to obtain our control and increase the likelihood that our incumbent directors and officers will retain their positions.
We may issue additional equity securities in the future, which may result in dilution to existing investors.
If ApolloMed issues additional equity securities, its existing stockholders may experience substantial dilution. ApolloMed may sell equity securities and may issue convertible notes and warrants in one or more transactions at prices and manners as we may determine from time to time, including at prices (or exercise prices) below the market price of ApolloMed’s common stock, for capital-raising purposes, including in any debt financing, registered offering, or private placement, and new investors could have superior rights such as liquidation and other preferences. To attract and retain the right talent, ApolloMed may also issue equity awards under its equity compensation plans to its officers, other employees, directors, and consultants from time to time. ApolloMed may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock in connection with future acquisitions or for other business purposes. In addition, the exercise or conversion of outstanding options or warrants to purchase shares of ApolloMed’s stock may result in dilution to its existing stockholders upon any such exercise or conversion.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties

Our corporate headquarters are located in Alhambra, California, where we lease approximately 35,000 square feet of office spaces in two adjacent buildings from an entity that is wholly owned and consolidated by APC as a result of an acquisition that occurred on December 31, 2020. We also lease approximately 47,500 square feet of office space in Monterey Park, California, from an entity that is partially owned by APC.
We maintain other offices, medical spaces, and a warehouse located in Monterey Park, Alhambra, City of Industry, Arcadia, Glendale, Daly City, San Gabriel, Pasadena, and El Monte, California. These leases require monthly rental payments ranging from approximately $3,000 to $34,000 and have terms that expire between July 2022, subject to options to extend provided thereunder, and May 2027.
We believe our existing facilities are in good condition and are suitable and adequate for our current requirements. Based on current information and subject to future events and circumstances, we anticipate that we may extend leases on our various facilities as necessary, as they expire, and lease additional facilities to accommodate possible future growth.
Item 3.    Legal Proceedings
Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 14 - “Commitments and Contingencies,” to our consolidated financial statements in this Annual Report on Form 10-K, which disclosure is incorporated by reference herein.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations.
ApolloMed’s common stock is listed on the NASDAQ Capital Market, under the symbol, “AMEH.”
Record Holders
As of February 16, 2022, there were approximately 575 holders of record of ApolloMed’s common stock based on its transfer agent’s report. Because many shares of ApolloMed’s common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
To date we have not paid any cash dividends on ApolloMed’s common stock and we do not contemplate the payment of cash dividends thereon in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors relevant to our ability to pay dividends.
Recent Sales of Unregistered Securities
None during the three months ended December 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Measurement Comparison

    The following chart compares the cumulative total return of our common stock with the cumulative total return of the Russell 3000 Index and the S&P 500 Healthcare Index, from December 31, 2016 to December 31, 2021.

We believe the Russell 3000 Index is an appropriate independent broad market index, because it measures the performance of similar-sized companies in numerous sectors. In addition, we believe the S&P 500 Healthcare Index is an appropriate third-party published industry index because it measures the performance of healthcare companies.

Comparison of Cumulative Total Return
10
8
6
4
2
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
ApolloMed
Russell 3000 Index
S&P 500 Healthcare

	Indexed Returns for the Years Ended
Company/Index	Base Period 12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
ApolloMed	1.00	2.20	1.65	1.45	1.44	8.80
Russell 3000 Index	1.00	0.21	0.15	0.50	0.82	1.28
S&P 500 Healthcare	1.00	0.22	0.30	0.57	0.78	1.25

Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In this section, “we,” “our,” “ours,” and “us” refer to Apollo Medical Holdings, Inc. (“ApolloMed”) and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
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
Through our NGACO model and our network of IPAs we were responsible for coordinating the care for approximately 1.2 million patients primarily in California as of December 31, 2021. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.
On December 8, 2017, ApolloMed completed its business combination with NMM (i.e., the “2017 Merger”). The combination of ApolloMed and NMM brought together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies. As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed and the former NMM shareholders received a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, NMM was considered the accounting acquirer and accordingly, as of the closing of the 2017 Merger, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for periods prior to the 2017 Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the 2017 Merger.
2021 Highlights
Shared Savings from Centers for Medicare and Medicaid Services for 2020 Performance Year
Following the end of each performance year and at such other times as may be required under the NGACO Participation Agreement between APAACO and CMS (the “Participation Agreement”), CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies. As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop-loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and therefore this shared-risk pool revenue is considered fully constrained until it is settled. The settlement for the 2020 performance year was finalized in October 2021 and the Company recognized $21.8 million related to savings as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the year ended December 31, 2021.
Amended and Restated Credit Agreement
On June 16, 2021, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement and Amended Credit Facility thereunder provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million. The Amended Credit Facility will be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, finance certain future acquisitions and investments, and provide for working capital needs and other general corporate purposes. Under the Amended Credit Agreement, the Guaranty and Security Agreement (the “Guaranty and Security Agreement”) between the Company, NMM, and Truist Bank remains in effect, pursuant to which, among other things, NMM guarantees the obligations of the Company under the Amended Credit Agreement and the lenders under the Amended Credit Agreement have a security interest over all of the assets of the Company and NMM. As of December 31, 2021, the Company had $180.0 million outstanding under the Amended Credit Facility.

Business and Asset Acquisitions
Tag 8
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% interest in Tag-8 Medical Investment Group, LLC (“Tag 8”). Tag 8 has vacant land, which they plan to develop in the future. In April 2021, Tag 8 entered into a loan agreement with MUFG Union Bank N.A. with APC as their guarantor, causing the Company to reevaluate the accounting for the Company’s investment in Tag 8. Based on the reevaluation and in accordance with relevant accounting guidance, it was concluded that Tag 8 is a VIE and is consolidated by APC.
APCMG
In July 2021, AP-AMH 2 Medical Corporation (“AP-AMH 2”), a VIE of the Company, purchased an 80% equity interest (on a fully diluted basis) in Access Primary Care Medical Group (“APCMG”), a primary care physicians’ group focused on providing high-quality care to senior patients in the northern California cities of Daly City and San Francisco. As a result, APCMG is consolidated by the Company. As part of the transaction, the Company paid $1.0 million in cash and the remaining $1.0 million will be paid out in cash as a contingent consideration related to APCMG’s financial performance for fiscal year 2022.
Sun Labs
In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments-certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company.
DMG
In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company.

Recent Developments
Jade Health Care Medical Group (“Jade Health”)
In December 2021, the Company announced that AP-AMH 2 has entered into a definitive agreement to acquire 100% of the capital stock of Jade Health Care Medical Group (“Jade Health”), a primary and specialty care physicians’ group focused on providing high-quality care to its local communities. The Company anticipates closing this transaction by the end of the second quarter of 2022 and will fund the transaction from cash on hand.
Orma Health, Inc., and Provider Growth Solutions LLC (together, “Orma Health”)

In January 2022, the Company announced that it acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”) in accordance with an agreement between ApolloMed, Orma, and certain equity holders of Orma Health. Through its suite of AI-driven solutions, Orma Health currently serves over 4,000 aligned Medicare beneficiaries in a Direct Contracting Entity (“DCE”) and over 2,500 patients in California, Nevada, Arizona, and Texas through its remote patient monitoring (“RPM”) platform.

Direct Contracting Model

APAACO has applied for the GPDC Model for Performance Year 2022 (“PY22”) with CMS releasing the PY22 GPDC Model Participants at https://innovation.cms.gov/media/document/gpdc-model-participant-summary. CMS has redesigned the GPDC Model in response to Administration priorities, including their commitment to advancing health equity, stakeholder feedback, and participant experience. They have renamed the GPDC Model to ACO Realizing Equity, Access, and Community Health (“ACO REACH”) Model. The ACO REACH Model will begin participation on January 1, 2023.

Key Financial Measures and Indicators
Operating Revenues

Our revenue, which is recorded in the period in which services are rendered and earned, primarily consists of capitation revenue, risk pool settlements and incentives, NGACO AIPBP revenue, management fee income, and fee-for-services (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
Operating Expenses

Our largest expenses consist of the cost of: (1) patient care paid to contracted physicians; (2) information technology equipment and software and; (3) hiring staff to provide management and administrative support services to our affiliated physician groups, as further described in the following sections. These services include payroll, benefits, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of Operations
2021 Compared to 2020
Our consolidated operating results for the year ended December 31, 2021, as compared to the year ended December 31, 2020 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$593,224	$557,326	$35,898	6%
Risk pool settlements and incentives	111,627	77,367	34,260	44%
Management fee income	35,959	34,850	1,109	3%
Fee-for-services, net	26,564	12,683	13,881	109%
Other income	6,541	4,954	1,587	32%
Total revenue	773,915	687,180	86,735	13%
Operating expenses
Cost of services, excluding depreciation and amortization	596,142	539,211	56,931	11%
General and administrative expenses	62,077	49,116	12,961	26%
Depreciation and amortization	17,517	18,350	(833)	(5)%
Total expenses	675,736	606,677	69,059	11%
Income from operations	98,179	80,503	17,676	22%
Other (expense) income
Income (loss) from equity method investments	(4,306)	3,694	(8,000)	(217)%
Gain on sale of equity method investment	2,193	99,839	(97,646)	(98)%
Interest expense	(5,394)	(9,499)	4,105	(43)%
Interest income	1,571	2,813	(1,242)	(44)%
Unrealized loss on investments	(10,745)	—	(10,745)	100%
Other (expense) income	(3,750)	1,077	(4,827)	(448)%
Total other (expense) income, net	(20,431)	97,924	(118,355)	(121)%
Income before provision for income taxes	77,748	178,427	(100,679)	(56)%
Provision for income taxes	28,454	56,107	(27,653)	(49)%
Net income	$49,294	$122,320	$(73,026)	(60)%

Net (loss) income attributable to noncontrolling interests	(24,564)	84,454	(109,018)	(129)%
Net income attributable to Apollo Medical Holdings, Inc.	$73,858	$37,866	$35,992	95%

Net Income
Our net income in 2021 was $49.3 million, as compared to $122.3 million in 2020, a decrease of $73.0 million or 60%.
Physician Groups and Patients

As of December 31, 2021 and 2020, the total number of affiliated physician groups we managed were 12 groups and 14 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was 1.2 million and 1.1 million, respectively.
Revenue
Our total revenue in 2021 was $773.9 million, as compared to $687.2 million in 2020, an increase of $86.7 million or 13%. The increase in total revenue was primarily attributable to the following:
(i) An overall increase of $35.9 million in capitation revenue primarily driven by membership growth at APC and Alpha Care and higher average capitation rate at APC. APC and Alpha Care contributed additional capitation revenue of approximately $38.2 million and $7.0 million, respectively. This was offset with a decrease in capitation revenue of $11.5 million at Accountable Health Care due to decreased membership.
(ii) An increase of $34.3 million in risk pool settlements and incentives revenue due to an increase of $14.7 million in shared savings generated from our full risk pool arrangements driven by reduced utilization at ApolloMed’s partner hospitals resulting from the suspension of non-emergency medical procedures in early 2020 when the COVID-19 pandemic first began, revenues from ApolloMed’s partner hospitals reflect a 15-18 month lag, $13.1 million from health plan incentives and settlements from various payor partners, which was mainly attributable to increased membership and timing of settlements, $4.5 million resulting from a settlement with a health plan within our full risk pool arrangement, and a $2.0 million increase in the shared savings settlement earned from ApolloMed’s participation in an ACO related to performance year 2020 as compared to prior year.
(iii) An increase of $13.9 million in fee-for-services revenue attributable to fees generated from Sun Labs and DMG totaling $7.2 million due to the consolidation of Sun Labs in August 2021 and DMG in October 2021. In addition, there was an increase of $5.4 million from increased visits to our surgery and heart centers, which were partially closed in the prior year due COVID-19.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services, excluding depreciation and amortization, in 2021 were $596.1 million, as compared to $539.2 million in 2020, an increase of $56.9 million or 11%. The overall increase was due to an increase in medical claims incurred of $33.4 million, $12.1 million in additional costs as a result of the consolidation of Sun Labs in August 2021 and DMG in October 2021, and $8.3 million in increased sub-capitation payments due to a new oncology vendor joining in November 2020.
General and Administrative Expenses
General and administrative expenses in 2021 were $62.1 million, as compared to $49.1 million in 2020, an increase of $13.0 million or 26%. This increase was primarily due to an $8.9 million increase in personnel-related costs to support the continued growth in the depth and breadth of our operations and $2.7 million in one time cost related to vendor settlement and execution of the Amended Credit Facility agreement.
Depreciation and Amortization
Depreciation and amortization expense was $17.5 million and $18.4 million for the years ended December 31, 2021 and 2020, respectively. These amounts included depreciation of property and equipment and the amortization of intangible assets.
Other (Expense) Income
Other (expense) income represents income, or loss, from equity method investments, gain, or loss, on sale of equity method investment, interest expense, interest income, unrealized loss on investments, and other (expense) income. Our total other expense in 2021 was $20.4 million compared to other income of $97.9 million in 2020, a decrease of $118.4 million. The decrease in other income was due to a decrease of $97.6 million resulting from the gain on sale of equity method investment in 2020, unrealized loss on investments of $10.7 million, and a decrease in income from equity method investments of $8.0 million.

The $97.6 million decrease in sale of equity method investment is primarily driven by a $99.6 million gain from the sale of UCI in 2020 as compared to a $2.2 million gain from sale of 21.25% interest in LMA in 2021.
The $10.7 million unrealized loss on investments is primarily driven by an unrealized loss of $12.1 million due to fluctuations in the stock price of a payor partner in which we hold shares in. These shares are recorded as marketable securities and deemed an Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc. The unrealized loss was partial offset by an unrealized gain of $1.3 million due to fluctuations in the stock price of our equity holdings in Clinigence.
The $8.0 million decrease in income from equity method investments was primarily due to the sale of UCI in April 2020. For the nine months ended September 30, 2020, UCI contributed equity earnings of $3.6 million. The additional decrease is from our investment in LMA. The Company incurred a loss of $5.8 million from LMA as a result of increased claims expense for the year ended December 31, 2021 as compared to equity earnings of $0.3 million for the year ended December 31, 2020. The loss was partially offset by increases in income from One MSO, Tag 6, and CAIPA MSO of $0.5 million, $0.3 million, and $0.3 million, respectively.
Provision for Income Taxes
Provision for income taxes was $28.5 million in 2021, as compared to $56.1 million in 2020, a decrease of $27.7 million or 49%. This was primarily attributable to the decrease in pre-tax income in 2021, as compared to 2020, due to the factors described above.
Net (Loss) Income Attributable to Noncontrolling Interests
Net loss attributable to non-controlling interests was $24.6 million in 2021, as compared to net income of $84.5 million in 2020, a decrease of $109.0 million. The decrease was primarily due to unrealized loss on investment recognized for the year ended December 31, 2021 related to a payor partner as compared to the gain on sale of UCI in April 2020.

2020 Compared to 2019
Our consolidated operating results for the year ended December 31, 2020, as compared to the year ended December 31, 2019 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2020	2019	$ Change	% Change
Revenue
Capitation, net	$557,326	$454,168	$103,158	23%
Risk pool settlements and incentives	77,367	51,098	26,269	51%
Management fee income	34,850	34,668	182	1%
Fee-for-services, net	12,683	15,475	(2,792)	(18)%
Other income	4,954	5,209	(255)	(5)%
Total revenue	687,180	560,618	126,562	23%
Operating expenses
Cost of services, excluding depreciation and amortization	539,211	467,805	71,406	15%
General and administrative expenses	49,116	41,482	7,634	18%
Depreciation and amortization	18,350	18,280	70	0%
Provision for doubtful accounts	—	(1,363)	1,363	(100)%
Impairment of goodwill and intangibles assets	—	1,994	(1,994)	(100)%
Total expenses	606,677	528,198	78,479	15%
Income from operations	80,503	32,420	48,083	148%
Other income (expense)
Loss from equity method investments	3,694	(6,901)	10,595	(154)%
Gain on sale of equity method investment	99,839	—	99,839	100%
Interest expense	(9,499)	(4,733)	(4,766)	101%
Interest income	2,813	2,024	789	39%
Other income	1,077	3,030	(1,953)	(64)%
Total other income (expense), net	97,924	(6,580)	104,504	*
Income before provision for income taxes	178,427	25,840	152,587	591%
Provision for income taxes	56,107	8,167	47,940	587%
Net income	$122,320	$17,673	$104,647	592%

Net income attributable to noncontrolling interests	84,454	3,557	80,897	*
Net income attributable to Apollo Medical Holdings, Inc.	$37,866	$14,116	$23,750	168%
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
(ii) An increase of $26.3 million in risk pool settlements and incentives revenue due to the settlement of the 2019 ACO Performance Year, resulting in a shared-risk settlement of $19.8 million recognized during the third quarter of 2020, as compared to $0.9 million in shared-risk settlement related to the 2018 performance year and recognized during the year ended December 31, 2019. In addition, during the year ended December 31, 2020, risk pool revenues increased by $6.2 million primarily driven by reduced hospital costs as a result of COVID-19.
(iii) A decrease in fees-for-services revenue of $2.8 million primarily due to the COVID-19 pandemic that resulted in the closure of our surgery centers and heart center from March 2020 to May 2020 and fewer procedures completed in 2020.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services, excluding depreciation and amortization, in 2020 were $539.2 million, as compared to $467.8 million in 2019, an increase of $71.4 million or 15%. The increase was due primarily to the acquisitions of Alpha Care and Accountable Health Care in May 2019 and September 2019, respectively, which provided for a full year of costs for the year ended December 31, 2020. Cost of services, excluding depreciation and amortization, related to Alpha Care and Accountable Health Care contributed $52.2 million and $28.0 million, respectively, to the overall increase. Furthermore, there was an $8.6 million increase at our APAACO entity resulting from a full year of services in the 2020 performance year as compared to nine months of services under the 2019 performance year due to the delayed commencement by CMS of APAACO’s 2019 Next Generation ACO performance year from January 1, 2019 to April 1, 2019. Lastly, cost of sales increased by $5.6 million at NMM to support the continued growth of the Company. These increases were offset by a reduction in claims costs totaling approximately $25.1 million as a result of the COVID-19 pandemic, which caused a decrease in office visits and a reduction in non-emergency procedures. We do not expect similar decreases in claims costs as a result of COVID-19 to occur again in fiscal 2021.
General and Administrative Expenses
General and administrative expenses in 2020 were $49.1 million, as compared to $41.5 million in 2019, an increase of $7.6 million or 18%. This increase was primarily due to $4.5 million in additional provider bonuses and $2.4 million from share-based compensation related to stock options and restricted stock awards granted in 2020 and 2019.
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

Impairment of Goodwill and Intangible Assets
There was no impairment of goodwill and intangible assets for the year ended December 31, 2020, as compared to $2.0 million for the year ended December 31, 2019, which related to a write-off of Medicare licenses that were acquired as part of the 2017 Merger between ApolloMed and NMM.
Other Income (Expense)
Other income (expense) represents income, or loss, from equity method investments, interest expense, interest income, gain on sale of equity method investment, and other income. Total other income in 2020 was income of $97.9 million compared to other expense of $6.6 million in 2019, an increase of $104.5 million. The increase in other income was primarily due to a $99.8 million gain on sale of our UCI equity method investment and an increase of $10.6 million from income from equity method investments. This was partially offset by an increase of $4.8 million in interest expense.
The increase of $10.6 million in income from equity method investments was primarily due to equity earnings recognized related to Universal Care Inc, of $3.6 million compared to a loss of $1.2 million in 2019. During the year ended December 31, 2020, we recognized equity earnings from our investment of LSMA of $0.3 million as compared to an equity loss of $2.8 million in 2019. Further, we recognized an equity loss of $2.5 million related to our investment in Accountable Health Care during the year ended December 31, 2019, which was acquired in August 2019 and is now a consolidated entity of APC.
The increase in interest expense of $4.8 million was primarily due to interest incurred from a new credit facility we secured in September 2019 to fund growth, primarily through acquisitions.
Provision for Income Taxes
Provision for income taxes was $56.1 million in 2020, as compared to $8.2 million in 2019, an increase of $47.9 million or 587%. This was primarily attributable to the increase in pre-tax income in 2020, as compared to 2019, due to the factors described above.
Net Income Attributable to Noncontrolling Interests
Net income attributable to non-controlling interests was $84.5 million in 2020, as compared to $3.6 million in 2019, an increase of $80.9 million. The increase was primarily due to the sale of UCI in April 2020 where the gain, net of tax, remained strictly with the APC Excluded Assets and increased consolidated net income generated in the current period, which resulted in additional income allocated to the non-controlling interest.

2022 Guidance

ApolloMed anticipates full-year 2022 total revenue of between $1.03 billion and $1.08 billion, based on the Company’s existing business, current view of existing market conditions, and assumptions for the year ending December 31, 2022.

The Company is providing projections for total revenue only at this time due to uncertainties related to its participation in a Centers for Medicare & Medicaid Services Innovation Center (“CMMI”) innovation model, ongoing investment in staff to support future growth, and certain investments that depend on unpredictable macroeconomic factors.

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2021		2020

Net (loss) income	$49,294		$122,320
Interest expense	5,394		9,499
Interest income	(1,571)		(2,813)
(Benefit from) provision for income taxes	28,454		56,107
Depreciation and amortization	17,517		18,350
EBITDA	$99,088		$203,463

Loss (income) from equity method investments	$4,306		$(3,694)
Other expense (income)	11,222	(1)	(1,077)
Unrealized loss on investments	12,137		—
Gain on sale of equity method investment	—		(99,839)
Provider bonus payments	7,220		6,500
Stock-based compensation	6,745		3,383
APC excluded assets costs	10,325		2,000
Net loss adjustment for recently acquired IPAs	23,147		19,192
Adjusted EBITDA	$174,190		$129,928

(1) Other expense (income) excludes the impact of fair value of certain equity securities held by the Company and the gain resulting from the consolidation of an equity method investment as of December 31, 2021.
Use of Non-GAAP Financial Measures
This Annual Report on Form 10-K contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income from equity method investments, provider bonuses, impairment of intangibles, provision of doubtful accounts, and other income earned that is not related to the Company’s normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.

The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of ApolloMed’s ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. To the extent this release contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. The reconciliation between certain GAAP and non-GAAP measures is provided above.
Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at December 31, 2021 totaled $286.5 million. Working capital totaled $283.4 million at December 31, 2021, compared to $223.6 million at December 31, 2020, an increase of $59.8 million.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through February 2023.
Our cash and cash equivalents and restricted cash increased by $39.1 million from $194.0 million at December 31, 2020 to $233.1 million at December 31, 2021. Cash provided by operating activities during the year ended December 31, 2021 was $70.3 million, as compared to $46.2 million during the year ended December 31, 2020. Cash provided by operating activities during the year ended December 31, 2021 was due to net income of $49.3 million with adjustments to reconcile net income to net cash provided by operating activities. For the year ended December 31, 2021 adjustments from depreciation and amortization of $17.5 million, share-based compensation of $6.7 million, unrealized loss on investments of $10.8 million, impairment of beneficial interest of $15.7 million, loss from equity method investments of $4.3 million, $4.1 million change in accounts payable and accrued expenses and fiduciary payable, $5.3 million change in medical liabilities, and $2.7 million change in prepaid expenses and other current assets increased cash provided by operating activities. This was offset by adjustments from gain on sale of equity method investment of $2.2 million, gain on consolidation of equity method investment of $2.8 million, gain on purchase of warrants of $1.1 million, gain on contingent equity securities of $4.3 million, $27.0 million change in receivable, net, receivable, net - related parties, and other receivable, and $5.2 million change in other assets and income taxes payable. This is compared to cash provided by operating activities during the year ended December 31, 2020 as a result of net income of $122.3 million adjusted to reconcile net income to net cash provided by operating activities. Adjustments from depreciation and amortization of $18.4 million, share-based compensation of $3.4 million, $15.6 million change in receivable, net, receivable, net - related parties, and other receivable, and $15.8 million change in accounts payable and accrued expenses and fiduciary payable increased cash provided by operating activities. This was offset by adjustments from income from equity method investments of $3.7 million, gain on sale of UCI equity method investments of $99.8 million, $6.4 million change in prepaid expenses and other current assets, $14.5 million change in other assets, medical liabilities, and income taxes payable.
Cash provided by investing activities during the year ended December 31, 2021 was $16.5 million, as compared to cash provided by investing activities of $95.5 million during the year ended December 31, 2020. Cash provided by investing activities during the year ended December 31, 2021 was primarily due to proceeds from sale of marketable securities of $67.6 million, proceeds from sale of equity method investment totaling $6.4 million, and cash recognized from consolidation of VIE of $5.9 million. These were offset by purchases of equity method investments of $13.6 million, purchases of property and equipment of $19.2 million, payments for business acquisition, net of cash acquired of $2.6 million, and purchases of marketable securities of $28.0 million. This is compared to cash provided in investing activities for the year ended December 31, 2020 primarily due to proceeds of marketable securities of $50.6 million, proceeds from sale of equity method investment totaling $52.7 million, and proceeds from repayment of loans receivable of $16.5 million. These were offset by purchases of equity method investments of $10.0 million, payments for business acquisitions of $11.4 million, and purchases of marketable securities of $1.8 million.

Cash used in financing activities during the year ended December 31, 2021 was $47.7 million, as compared to cash used in financing activities of $51.7 million for the year ended December 31, 2020. Cash used in financing activities during the year ended December 31, 2021 was primarily attributable to repayment of Credit Facility and other debt of $238.3 million, the payments of dividends totaling $31.1 million, payment of debt issuance cost related to the Amended Credit Facility of $0.7 million, distribution to noncontrolling interests of $1.5 million, and repurchases of shares totaling $5.7 million. This was offset by proceeds from the exercise of stock options and warrants of $9.1 million, borrowings on the Amended Credit Facility of $180.0 million, borrowings on Tag 8’s Construction Loan of $0.6 million, and proceeds from sale of shares of $40.1 million. This is compared to cash used in financing activities for the year ended December 31, 2020 for payments of dividends totaling $51.3 million, repayment on our term loan totaling $9.5 million, distribution to non-controlling interests of $1.0 million, and repurchases of shares totaling $0.5 million. Cash used was offset with the proceeds from the exercise of stock options and warrants of $10.8 million.
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
The Excluded Assets as of December 31, 2021, are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. Excluded Assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$62,540	$38,773
Investment in marketable securities	49,066	66,534
Land, property and equipment, net	42,114	24,466
Loan receivable – related parties	4,000	4,145
Investments in other entities – equity method	24,969	25,847
Investment in privately held entities	—	36,179
Other receivable and assets	936	15,723
Other liabilities	(1,178)	—
Long-term debt	(7,645)	(7,580)

Total excluded assets	$174,802	$204,087
Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

December 31, 2021
Revolver loan	$180,000
Real estate loans	7,396
Construction loan	569
Total debt	187,965

Less: current portion of debt	(780)
Less: unamortized financing cost	(4,268)

Long-term debt	$182,917
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2022	$780
2023	215
2024	222
2025	6,748
2026 and thereafter	180,000

Total	$187,965

The Amended Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis.

Coverage Ratios (1)	Requirement	December 31, 2021
Consolidated leverage ratio	Less than 3.75 to 1.00	1.16
Consolidated interest coverage ratio	Greater than 3.25 to 1.00	25.44
(1) All covenant ratio titles utilize terms as defined in the respective debt agreements.
Refer to Note 10 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information on the Amended Credit Agreement.
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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2021, 2020, and 2019 was 2.06%, 3.48%, and 3.39%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2021, 2020, and 2019 of $1.2 million, $1.4 million, and $0.5 million, respectively.
Real Estate Loans
On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase, the Company assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively, on the day of acquisition. Refer to Note 10 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”) that allows Tag 8 to borrow up to $10.7 million. Tag 8 is a VIE consolidated by the Company. Refer to Note 10 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
Lines of Credit – Related Party
On September 10, 2019, APC amended its promissory note agreement with Preferred Bank (“APC Business Loan Agreement”), which is affiliated with one of the Company’s board members, to modify loan availability to $4.1 million. This decrease further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended.
Standby Letters of Credit
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
Intercompany Loans
Each of AMH, Maverick Medical Group, Inc. (“MMG”), Bay Area Hospitalist Associates (“BAHA”), AKM Medical Group, Inc. (“AKM”), and SCHC has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each of the affiliated entities in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement provides that AMM’s obligation to make any advances automatically terminates concurrently with the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation.

			Year Ended December 31, 2021 (in thousands)
Entity	Intercompany Credit Facility	Interest Rate Per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period

AMH	$10,000	10%	$6,588	$6,588	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,362	5,362	—	—
BAHA	250	10%	4,066	3,945	—	—
	$23,250		$19,679	$19,558	$—	$—

Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which require management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and to the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the accounting policies discussed below are those that are most important to the presentation of its financial condition and results of operations and that require its management’s most difficult, subjective, and complex judgments. Our significant accounting policies are described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K.
Principles of Consolidation
The consolidated balance sheets as of December 31, 2021 and 2020 and consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 include the accounts of (1) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, and APAACO, and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, and DMG; (2) AP-AMH 2’s consolidated subsidiary, APCMG; (3) AMM’s VIEs, SCHC and AMH; (4) NMM’s VIE, APC; (5) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, and its VIEs, CDSC, APC-LSMA, ICC, and Tag 8; and (6) APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.
Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combination and goodwill valuation and impairment, accrual of medical liabilities (IBNR claims), determination of full-risk and shared-risk revenue and receivables (including constraints, completion factors and historical margins), income tax valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
Receivables and Receivables – Related Parties

The Company’s receivables are comprised of accounts receivable, capitation, and claims receivable, risk pool settlements and incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.
The Company’s receivables – related parties are comprised of risk pool settlements and incentive receivables, management fee income, and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.
Capitation and claims receivable relate to each health plan’s capitation, which is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full-risk pool receivable that is recorded quarterly based on reports received from our hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables include FFS reimbursement for patient care, certain expense reimbursements, and stop-loss insurance premium reimbursements from IPAs.
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
Fair Value Measurements
The Company’s financial instruments include cash and cash equivalents, restricted cash, investment in marketable securities, receivables, loans receivable – related parties, accounts payable, certain accrued expenses, capital lease obligations, bank loan, line of credit – related party, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amount of the loan receivables – related parties, net of current portion, bank loan, capital lease obligations line of credit - related party, and long-term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality. The FASB ASC 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosures of the inputs to valuations used to measure fair value.
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
Intangible Assets and Long-Lived Assets
Intangible assets with finite lives include network-payor relationships, management contracts, and member relationships and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate. Intangible assets with finite lives also include a patient management platform, as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses, and are amortized using the straight-line method.
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
At least annually, at the Company’s fiscal year-end, or sooner, if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three reporting units, (1) management services, (2) IPA, and (3) ACO. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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

Risk Pool Settlements and Incentives

    APC enters into full-risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging and paying for professional risk. Under a full-risk pool-sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factors, and constraint percentages were used by management in applying the most likely amount methodology.
Under capitated arrangements with certain HMOs APC participates in one or more shared-risk arrangements relating to the provision of institutional services to enrollees (shared-risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared-risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared-risk deficits, if any, are not payable until and unless (and only to the extent of any) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.

    The Company’s risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk-share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Risk pools for the prior contract years are generally fully settled in the third or fourth quarter of the following year.
In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for its efforts to improve the quality of services and efficient and effective use of pharmacy supplemental benefits provided to HMO members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. The Company’s incentives under “pay-for-performance” programs are recognized using the most likely methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared-risk pool and incentive payments these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.

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

    Share-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors and consultants. The value of share-based awards, such as options, is recognized as compensation expense on a cumulative straight-line basis over the vesting period of the awards, adjusted for forfeitures as they occur. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation) that lapses based on time-based and performance-based vesting schedules. The fair value of options granted are determined using the Black-Scholes option pricing model and include several assumptions, including expected term, expected volatility, expected dividends, and risk-free rates. The expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The expected stock price volatility is determined based on an average of historical volatility. The expected dividend yield is based on the Company’s expected dividend payouts. The risk-free interest rate is based on the U.S. Constant Maturity curve over the expected term of the option at the time of grant.

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
Investment in Other Entities - Equity Method
We account for certain investments using the equity method of accounting when it is determined that the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. During the period ended December 31, 2021, the Company recognized no impairment loss.
Non-controlling Interests
The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Non-controlling interests represent third-party equity ownership interests (including certain VIEs) in the Company’s consolidated entities. The amount of net income attributable to non-controlling interests is disclosed in the consolidated statements of income.
Mezzanine Equity
Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. APC’s shares were not redeemable and it was not probable that the shares would become redeemable as of December 31, 2021 and 2020.

Revenue Recognition
The Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method on January 1, 2018. Modified retrospective adoption required entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings and non-controlling interests at the date of initial application. Revenue from substantially all of the Company’s contracts with customers continues to be recognized over time as services are rendered.

    Income Taxes

    Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions, and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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
Effect of New Accounting Standards
    Refer to “Recent Accounting Pronouncements” under Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
    Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of December 31, 2021, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Amended Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. In addition, as of December 31, 2021, Tag 8, a VIE consolidated by the Company, had $0.6 million in outstanding borrowings for the Construction Loan. Interest rate on the “Construction Loan” is equal to an index rate determined by the bank. Furthermore, as of December 31, 2021, APC had $7.4 million in outstanding borrowings for real estate loans related to ZLL, MPP, and AMG Properties (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal Prime Rate, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.25% per annum. Under no circumstances will the interest rate on this loan be less than 3.50% per annum or more than the maximum rate allowed by applicable law. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loan, and Real Estate Loans would have increased or decreased our interest expense for the year ended December 31, 2021, by $1.9 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Apollo Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, mezzanine and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Risk Pool Settlements and Related Receivables

Description of the Matter	As discussed in Note 2 of the consolidated financial statements, the Company enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and the Company is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, the Company generally receives a percentage of the net surplus from the affiliated hospitals’ risk pools with health plans after deductions for the affiliated hospitals’ costs. The Company estimated risk pool settlements relating to such arrangements using the most likely amount methodology and amounts are only included in revenues to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The amount of such risk pool settlements recorded is driven by an expected margin factor calculated by the Company using historical utilization data, historical margin trends, constraint percentages and various data and information provided by the affiliated hospitals.

Auditing management’s estimate of the risk pool settlements and related receivables involved a high degree of subjectivity used by management and the nature of the significant assumptions, which include a margin factor based on historical trends, volume data and other available information. The Company relied on data provided by other parties in its estimation model. Additionally, judgment is used to develop the margin factor used to account for the expected performance of the risk pools for each settlement year and is derived based on an evaluation of historical data provided by the hospital, publicly available information, and communications between the Company and the affiliated hospital.

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

Valuation of Incurred but not Reported (IBNR) Claims Liability

Description of the Matter	At December 31, 2021, the Company’s medical liabilities totaled $55.8 million. As discussed in Note 2 of the consolidated financial statements, medical liabilities include reserves for incurred but not reported (“IBNR”) claims. The IBNR liability is an estimate that management developed using actuarial methods and is based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors.

Auditing management’s estimate of the IBNR liability involved a high degree of subjectivity due to the complexity of the models used by management and the nature of the significant assumptions used in the estimation of the liability. We involved our actuarial specialists to assist with the testing due to the highly judgmental nature of assumptions used in the valuation process, including completion factors and per member per month trend factors. These assumptions have a significant effect on the valuation of the IBNR liability.

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

/s/ Ernst and Young LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California

February 28, 2022

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Apollo Medical Holdings, Inc.
Alhambra, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, mezzanine and stockholders’ equity, and cash flows for the year ended December 31, 2019, of Apollo Medical Holdings, Inc. (the “Company”) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2014 to 2020.

Los Angeles, California

March 16, 2020

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$233,097	$193,470
Investment in marketable securities	53,417	67,695
Receivables, net	10,608	7,058
Receivables, net – related parties	69,376	49,260
Other receivables	9,647	4,297
Prepaid expenses and other current assets	18,637	16,797
Loan receivable - related party	4,000	—

Total current assets	398,782	338,577

Non-current assets
Land, property and equipment, net	53,186	29,890
Intangible assets, net	82,807	86,985
Goodwill	253,039	239,053
Loans receivable	569	480
Loans receivable – related parties	—	4,145
Investments in other entities – equity method	41,715	43,292
Investments in privately held entities	896	37,075
Restricted cash	—	500
Operating lease right-of-use assets	15,441	18,574
Other assets	5,928	18,915

Total non-current assets	453,581	478,909

Total assets(1)	$852,363	$817,486

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share data)
	December 31,	December 31,
	2021	2020

Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$43,951	$36,143
Fiduciary accounts payable	10,534	9,642
Medical liabilities	55,783	50,330
Income taxes payable	652	4,224
Dividend payable	556	485
Finance lease liabilities	486	102
Operating lease liabilities	2,629	3,177
Current portion of long-term debt	780	10,889

Total current liabilities	115,371	114,992

Non-current liabilities
Deferred tax liability	9,127	10,959
Finance lease liabilities, net of current portion	973	311
Operating lease liabilities, net of current portion	13,198	15,865
Long-term debt, net of current portion and deferred financing costs	182,917	230,211
Other long-term liabilities	14,777	—

Total non-current liabilities	220,992	257,346

Total liabilities(1)	336,363	372,338

Commitments and contingencies (Note 14)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	55,510	114,237

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized,44,630,873and 42,249,137 shares outstanding, excluding 10,925,702 and 12,323,164 treasury shares, at December 31, 2021 and 2020, respectively	45	42
Additional paid-in capital	310,876	261,011
Retained earnings	143,629	69,771
	454,550	330,824

Non-controlling interest	5,940	87

Total stockholders’ equity	460,490	330,911

Total liabilities, mezzanine equity, and stockholders’ equity	$852,363	$817,486

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $567.0 million and $576.1 million as of December 31, 2021 and December 31, 2020, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $91.7 million and $88.6 million as of December 31, 2021 and December 31, 2020, respectively. These VIE balances do not include $802.8 million of investment in affiliates and $6.6 million of amounts due from affiliates as of December 31, 2021 and $225.1 million of investment in affiliates and $22.7 million of amounts due to affiliates as of December 31, 2020 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 18 – “Variable Interest Entities (VIEs)” for further detail.
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
	Years ended December 31,
	2021	2020	2019
Revenue
Capitation, net	$593,224	$557,326	$454,168
Risk pool settlements and incentives	111,627	77,367	51,098
Management fee income	35,959	34,850	34,668
Fee-for-service, net	26,564	12,683	15,475
Other income	6,541	4,954	5,209

Total revenue	773,915	687,180	560,618

Operating expenses
Cost of services, excluding depreciation and amortization	596,142	539,211	467,805
General and administrative expenses	62,077	49,116	41,482
Depreciation and amortization	17,517	18,350	18,280
Provision for doubtful accounts	—	—	(1,363)
Impairment of goodwill and intangible assets	—	—	1,994

Total expenses	675,736	606,677	528,198

Income from operations	98,179	80,503	32,420

Other (expense) income
(Loss) income from equity method investments	(4,306)	3,694	(6,901)
Gain on sale of equity method investment	2,193	99,839	—
Interest expense	(5,394)	(9,499)	(4,733)
Interest income	1,571	2,813	2,024
Unrealized loss on investments	(10,745)	—	—
Other (loss) income	(3,750)	1,077	3,030

Total other (expense) income, net	(20,431)	97,924	(6,580)

Income before provision for income taxes	77,748	178,427	25,840

Provision for income taxes	28,454	56,107	8,167

Net income	$49,294	$122,320	$17,673

Net (loss) income attributable to noncontrolling interests	(24,564)	84,454	3,557

Net income attributable to Apollo Medical Holdings, Inc.	$73,858	$37,866	$14,116

Earnings per share – basic	$1.69	$1.04	$0.41

Earnings per share – diluted	$1.63	$1.01	$0.39
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
	Mezzanine Equity – Non-controlling Interest in APC			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Stockholders’ Equity
		Common Stock Outstanding
		Shares	Amount
Balance at January 1, 2019	$225,117	34,578,040	$35	$162,723	$17,788	$999	$181,545
Net income	1,808	—	—	—	14,117	1,749	15,866
Repurchase of treasury shares	(283)	(601,581)	(1)	(7,286)	—	—	(7,287)
Shares issued for exercise of options and warrants	—	418,619	—	3,233	—	—	3,233
Share-based compensation	607	1,599	—	940	—	—	940
Stock subscription	754	—	—	—	—	—	—
Shares issued in connection with business acquisition	414	—	—	—	—	—	—
Cost of equity issuance of preferred shares	(878)	—	—	—	—	—	—
Noncontrolling interest capital change	—	—	—	—	—	28	28
Dividends	(60,000)	—	—	—	—	(1,990)	(1,990)
Reclassification of options liability to equity	1,185	—	—	—	—	—	—
Issuance of 50% holdback shares	—	1,511,380	2	(2)	—	—	—
Balance at December 31, 2019	$168,724	35,908,057	$36	$159,608	$31,905	$786	$192,335
Net income	83,621	—	—	—	37,866	833	38,699
Purchase of treasury shares	—	(16,897)	—	(301)	—	—	(301)
Distribution to noncontrolling interest	(1,037)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	66,788	—	—	—	—	—
Shares issued for cashless exercise of warrants	—	66,517	—	—	—	—	—
Shares issued for exercise of options and warrants	—	1,240,622	1	11,491	—	—	11,492
Share-based compensation	—	—	—	3,383	—	—	3,383
Cancellation of restricted stock awards	—	—	—	(236)	—	—	(236)
Dividends	(137,071)	4,984,050	5	87,066	—	(1,532)	85,539
Balance at December 31, 2020	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income (loss)	(27,331)	—	—	—	73,858	2,767	76,625
Purchase of non-controlling interest	(1,546)	—	—	—	—	(75)	(75)

Sale of non-controlling interest	150	—	—	—	—	—	—
Sale of shares by non-controlling interest	—	1,638,045	2	40,132	—	—	40,134
Shares issued for vesting of restricted stock awards	—	29,973	—	—	—	—	—
Shares issued for exercise of options and warrants	—	898,583	1	9,060	—	—	9,061
Purchase of treasury shares	—	(174,158)	—	(5,738)	—	—	(5,738)
Share-based compensation	—	—	—	6,745	—	—	6,745
Investment in non-controlling interest	—	—	—	—	—	3,769	3,769
Acquisition of non-controlling interest	—	—	—	—	—	500	500
Cancellation of restricted stock awards	—	(10,707)	—	(334)	—	—	(334)
Non-controlling interest capital change	—	—	—	—	—	48	48
Dividends	(30,000)	—	—	—	—	(1,156)	(1,156)
Balance at December 31, 2021	$55,510	44,630,873	$45	$310,876	$143,629	$5,940	$460,490

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$49,294	$122,320	$17,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,517	18,350	18,280
Amortization of debt issuance cost	1,078	1,347	473
Other	189	—	—
Loss of disposal of property and equipment	—	91	—
Impairment of goodwill and intangible assets	—	—	1,994
Provision for doubtful accounts	—	—	(1,363)
Share-based compensation	6,745	3,383	1,547
Gain on sale of equity method investment	(2,193)	(99,839)	—
Gain on consolidation of equity method investment	(2,752)	—	—
Gain on contingent equity securities	(4,270)	—	—
Gain on loan assumption	—	—	(2,250)
Unrealized loss (gain) from investment in equity securities	10,845	11	(9)
Gain from investment in warrants	(1,145)		$—
Loss in interest rate swaps	1,071	—	—
Impairment of beneficial interest	15,723	—	—
Loss (income) from equity method investments, net	4,306	(3,694)	6,901
Deferred tax	(5,952)	(6,620)	(6,801)
Changes in operating assets and liabilities, net of acquisition amounts:
Receivable, net	(1,518)	4,134	10,714
Receivable, net – related parties	(20,116)	(1,123)	(1,435)
Other receivable	(5,351)	12,589	(15,079)
Prepaid expenses and other current assets	2,708	(6,432)	(2,756)
Right-of-use assets	3,133	3,325	2,480
Other assets	(1,529)	(5,530)	(572)
Accounts payable and accrued expenses	3,217	8,204	(4,883)
Fiduciary accounts payable	892	7,615	488
Medical liabilities	5,279	(8,691)	(2,392)
Income taxes payable	(3,621)	(304)	(7,093)
Operating lease liabilities	(3,215)	(2,973)	(2,244)
Net cash provided by operating activities	70,335	46,163	13,673

Cash flows from investing activities
Purchases of marketable securities	(28,000)	(1,793)	(115,402)
Proceeds from sale of marketable securities	67,612	50,625	—
Proceeds from repayment of loans receivable - related parties	56	16,500	—
Advances on loans receivable	—	(145)	(11,425)
Dividends received from equity method investments	—	—	240
Proceeds from sale of fixed assets	—	50	—

Payments for business acquisition, net of cash acquired	(2,585)	(11,354)	(49,403)
Purchases of investments in privately held entities	—	—	(491)
Proceeds from sale of equity method investment	6,375	52,743	—
Purchases of investments – equity method	(13,622)	(9,969)	(3,108)
Purchases of property and equipment	(19,223)	(1,164)	(1,042)
Cash recorded from consolidation of VIE	5,927	—	—
Net cash provided by (used in) investing activities	16,540	95,493	(180,631)

Cash flows from financing activities
Dividends paid	(31,089)	(51,319)	(61,717)
Repayment of term loan	—	(9,500)	—
Change in non-controlling interest capital	48	—	28
Borrowings on long-term debt	569	—	250,000
Borrowings on line of credit	180,000	—	39,600
Repayments on long-term debt	(201)	—	(2,375)
Repayments on bank loan and lines of credit	(238,125)	—	(52,640)
Payment of capital lease obligations	(208)	(105)	(102)
Proceeds from exercise of stock options and warrants	9,061	10,802	3,123
Proceeds from sale of shares	40,134	—	—
Proceeds from common stock offering	—	—	755
Repurchase of common shares	(5,739)	(537)	(7,570)
Distribution to non-controlling interest	(1,471)	(1,037)	—
Cost of debt and equity issuances	(727)	—	(5,771)
Net cash (used in) provided by financing activities	(47,748)	(51,696)	163,331

Net increase (decrease) in cash, cash equivalents, and restricted cash	39,127	89,960	(3,627)

Cash, cash equivalents, and restricted cash, beginning of year	193,970	104,010	107,637

Cash, cash equivalents and restricted cash, end of year	$233,097	$193,970	$104,010

Supplemental disclosures of cash flow information
Cash paid for income taxes	$37,201	$62,002	$20,200
Cash paid for interest	$4,158	$8,510	$4,258

Supplemental disclosures of non-cash investing and financing activities
Issuance of financing obligation for business combinations	12,706	—	—
Cashless exercise of warrants	—	599	—
Cancellation of Restricted Stock Awards	334	—	—
Dividend declared included in dividend payable	71	485	271
APC stock issued in exchange for AMG	—	—	414
Reclassification of liability for equity shares	—	—	1,185
Deferred tax liability adjustment related to warrant exercises	—	690	—
Preferred shares received from sale of equity method investment	—	36,179	—
Beneficial interest acquired from sale of equity method investment	—	15,723	—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands).

	Years Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$233,097	$193,470	$103,189
Restricted cash – long-term - letters of credit	—	500	746
Restricted cash – short-term	—	—	75
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$233,097	$193,970	$104,010
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
Headquartered in Alhambra, California, ApolloMed’s subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”) and a Next Generation Accountable Care Organization (“NGACO”). NMM and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually. Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA (“Accountable Health Care”), and Access Primary Care Medical Group (“APCMG”) are the affiliated IPA groups that provide medical services. These affiliated IPAs are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). The Company’s NGACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.
The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists.
AMM, a wholly owned subsidiary of ApolloMed, manages affiliated medical groups, AMH and SCHC. AMH provides hospitalist, intensivist, and physician advisory services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing.
NMM was formed in 1994 as an MSO for the purposes of providing management services to medical companies and IPAs. The management services primarily include billing, collection, accounting, administration, quality assurance, marketing, compliance, and education. Following a business combination, NMM became a wholly owned subsidiary of ApolloMed in December 2017.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
AP-AMH Medical Corporation (“AP-AMH”) and AP-AMH 2 Medical Corporation (“AP-AMH 2”) were formed in May 2019 and July 2021, respectively, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder, and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH and AP-AMH 2. ApolloMed makes all the decisions on behalf of AP-AMH and AP-AMH 2 and funds and receives all the distributions from its operations. ApolloMed has the right to receive benefits from the operations of AP-AMH and AP-AMH 2 and has the option, but not the obligation, to cover its losses. Therefore, AP-AMH and AP-AMH 2 is controlled by and consolidated by ApolloMed as the primary beneficiary of this VIE.
In September 2019, ApolloMed completed the following series of transactions with its affiliates, AP-AMH and APC:
1.A $545.0 million loan to AP-AMH, pursuant to a 10-year secured loan agreement (the “AP-AMH Loan”). The loan bears interest at a rate of 10% per annum simple interest, is not prepayable, (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first priority security interest in all of AP-AMH’s assets. To the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.
2.A $545.0 million private placement, where AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock which entitle AP-AMH to receive preferential, cumulative dividends that accrue on a daily basis. During the year ended December 31, 2021 and 2020, APC distributed $55.1 million and $30.4 million, respectively, as preferred returns.
3.A $300.0 million private placement, where APC purchased 15,015,015 shares of the Company’s common stock and in connection therewith, the Company granted APC certain registration rights with respect to the purchased shares. During the year ended December 31, 2020, APC distributed approximately 5.0 million shares of the Company’s common stock to APC shareholders.
4.ApolloMed licensed to AP-AMH the right to use certain tradenames for specified purposes for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The license fee is payable out of any Series A Preferred Stock dividends received by AP-AMH from APC.
5.Through its subsidiary, NMM, the Company agreed to provide certain administrative services to AP-AMH for a fee equal to a percentage of the aggregate gross revenues of AP-AMH. The administrative fee is also payable out of any APC Series A Preferred Stock dividends received by AP-AMH from APC.
As part of the series of transactions, in September 2019, APC and AP-AMH entered into a Second Amendment to the Series A Preferred Stock Purchase Agreement clarifying the term excluded assets (“Excluded Assets”). Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Universal Care, Inc., Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
APC's ownership in ApolloMed was 19.68% and 22.58% as of December 31, 2021 and 2020, respectively.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, organized by a group of highly qualified physicians, with a surgical center that utilizes some of the most advanced equipment in Eastern Los Angeles County and San Gabriel Valley. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare, Inc. As of December 31, 2021, APC owned 44.50% of CDSC’s capital stock. CDSC is determined to be a VIE and APC is determined to be the primary beneficiary. APC has the ability to direct the activities that most significantly affect CDSC’s economic performance and receives the most economic benefits; therefore CDSC is consolidated by APC.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and the right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group (“DMG”), and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), and AMG, a Professional Medical Corporation (“AMG”).

Alpha Care, an IPA, was acquired by APC-LSMA in May 2019 for an aggregate purchase price of $45.1 million in cash, has been operating in California since 1993, and is a risk-bearing organization engaged in providing professional services under capitation arrangements with its contracted health plans through a provider network consisting of primary care and specialty care physicians. Alpha Care specializes in delivering high-quality healthcare to its enrollees and focuses on Medi-Cal/Medicaid, Commercial, Medicare, and Dual Eligible members in the Riverside and San Bernardino counties of Southern California.
Accountable Health Care is a California-based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and healthcare providers for more than 20 years. Accountable Health Care provides quality healthcare services to its members through three federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, Medicare, and the California Healthy Families program. In August 2019, APC and APC-LSMA acquired the remaining outstanding shares of capital stock they did not already own (comprising 75%) for $7.3 million in cash.
AMG is a network of family practice clinics operating in three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and Commercial patients through its networks of doctors and nurse practitioners. In September 2019, APC-LSMA acquired 100% of the aggregate issued and outstanding shares of capital stock of AMG for $1.2 million in cash and $0.4 million of APC common stock.
DMG is a professional medical California corporation and a complete outpatient imaging center. APC accounted for its 40% investment in DMG, under the equity method of accounting as APC-LSMA, a designated shareholder professional corporation, has the ability to exercise significant influence, but not control over DMG’s operations. However, in October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $8.5 million at December 31, 2021. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) and a 50% interest in each of One MSO, LLC (“One MSO”), Tag-6 Medical Investment Group, LLC (“Tag 6”), and Tag-8 Medical Investment Group, LLC (“Tag 8”). These entities own buildings that are currently leased to tenants, as well as vacant land that they plan to develop in the future. MPP, AMG Properties, and ZLL are 100% owned subsidiaries of APC and are included in the consolidated financial statements. In April 2021, Tag 8 entered into a loan agreement with MUFG Union Bank N.A. with APC as their guarantor, causing the Company to reevaluate the accounting for the Company’s investment in Tag 8. Based on the reevaluation and in accordance with relevant accounting guidance, it was concluded that Tag 8 is a VIE and is consolidated by APC. One MSO and Tag 6 are accounted for as equity method investments as APC has the ability to exercise significant influence, but not control over the operations of the entity. These purchases are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
In July 2021, AP-AMH 2 purchased an 80% equity interest (on a fully diluted basis) in Access Primary Care Medical Group (“APCMG”), a primary care physicians’ group focused on providing high-quality care to senior patients in the northern California cities of Daly City and San Francisco. As a result, APCMG is consolidated by the Company.
In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments-certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company. The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $4.2 million at December 31, 2021. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
APAACO, jointly owned by NMM and AMM, began participating in the NGACO Model in January 2017. The NGACO Model is a CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated balance sheets as of December 31, 2021 and 2020 and consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 include the accounts of (1) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, and APAACO, and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, and DMG; (2) AP-AMH 2’s consolidated subsidiary, APCMG; (3) AMM’s consolidated VIEs, SCHC and AMH; (4) NMM’s VIE, APC; (5) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, and its VIEs, CDSC, APC-LSMA, ICC, and Tag 8; and (6) APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combinations and goodwill valuation and impairment, accrual of medical liabilities (IBNR claims), determination of full-risk and shared-risk revenue and receivables (including constraints, completion factors, and historical margins), income tax valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
Variable interest model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 18 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIE. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting, refer to Note 6 – “Investments in Other Entities” for entities that qualify as VIEs but the Company is not the primary beneficiary.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of December 31, 2021 and 2020, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $285.9 million and $294.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Restricted Cash
Restricted cash consists of cash held as collateral to secure standby letters of credits as required by certain contracts.
Investments in Marketable Securities
Investments in marketable securities consist of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date. As of December 31, 2021 and 2020, investments in marketable securities were approximately $53.4 million and $67.7 million, respectively.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates from four months to twenty-four months (see fair value measurements of financial instruments below). As of December 31, 2021 and 2020, certificates of deposit amounted to approximately $25.0 million and $67.6 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. The trading volume of certain equity securities we hold is low, thus resulting in our determination that such equity securities do not have an active market with buyers and sellers ready to trade. Accordingly, we classify such equity securities as Level 2 in the valuation hierarchy, and their valuation is based on weighted-average share prices from observable market data.

Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its IPO in June 2021 and Clinigence Holdings, Inc. (“Clinigence”). The common stock of a payor partner were acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. As of December 31, 2021, the equity securities from the payor partner amounted to $24.0 million. As of December 31, 2020, prior to our payor partner’s IPO, the related investment balance was included in investments in privately held entities at its cost basis of $36.2 million in the accompanying consolidated balance sheets. In September 2021, ApolloMed and Clinigence entered into a stock purchase agreement in which ApolloMed purchased shares of common stock, warrants, and potentially additional common stock if certain metrics are not met (“contingent equity securities”) for $3.0 million. The common stock is included in investments in marketable securities and the warrants and contingent equity securities are classified as derivatives and included in other assets and prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheets. See Note 2 - “Basis of Presentation and Summary of Significant Accounting Policies - Derivative Financial Instruments” in the accompanying consolidated financial statements for information on the treatment of the derivative instruments.
The Company recognized unrealized losses of $10.7 million during the year ended December 31, 2021 in unrealized gain or loss on investments in the accompanying consolidated statements of income.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Receivables, Receivables – Related Parties, and Loan Receivable - Related Party

The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, management fee income, incentive receivables, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.

The Company’s receivables – related parties are comprised of risk pool settlements and incentive receivables, management fee income and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

The Company’s loan receivable - related party consists of promissory notes from payees that are expected to be collected between two to four years and accrue interest per annum.
Capitation and claims receivable relate to each health plan’s capitation and is received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full-risk pool receivable that is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consists of recoverable claims paid related to the 2020 APAACO performance year to be administered following instructions from CMS, FFS reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.
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

	Years Ended December 31,
	2021	2020	2019
Commercial	$138,333	$108,851	$107,340
Medicare	307,286	271,596	226,002
Medicaid	283,311	269,079	192,596
Other third parties	44,985	37,654	34,680
Revenue	$773,915	$687,180	$560,618
The Company had major payors that contributed the following percentages of net revenue:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2021	2020	2019
Payor A	12.5%	12.5%	13.6%
Payor B	*%	10.9%	13.4%
Payor C	11.9%	13.1%	11.7%
Payor D	15.3%	16.9%	12.9%
*Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of net receivables and receivables - related parties :

	As of December 31,
	2021	2020
Payor E	45.0%	43.9%
Payor F	30.0%	36.5%
Land, Property, and Equipment, Net
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
Fair Value Measurements of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, restricted cash, investment in marketable securities, receivables, loans receivable, accounts payable, certain accrued expenses, finance lease obligations, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of finance lease obligations and long-term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.
FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy for disclosure of the inputs to valuations used to measure fair value.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Level 3 —Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$114,665	$—	$—	$114,665
Marketable securities – certificates of deposit	25,024	—	—	25,024
Marketable securities – equity securities	24,123	4,270	—	28,393
Contingent equity securities	—	—	4,270	4,270
Warrants	—	1,145	—	1,145
Total assets	$163,812	$5,415	$4,270	$173,497

Liabilities
Interest rate swaps	—	1,071	—	1,071
APCMG contingent consideration	—	—	1,000	1,000
Total liabilities	$—	$1,071	$1,000	$2,071
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2020 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$115,769	$—	$—	$115,769
Marketable securities – certificates of deposit	67,637	—	—	67,637
Marketable securities – equity securities	58	—	—	58
Total	$183,464	$—	$—	$183,464
*Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the year ended December 31, 2021.
Intangible Assets and Long-Lived Assets
Intangible assets with finite lives include network-payor relationships, management contracts, and member relationships and are stated at cost, less accumulated amortization, and impairment losses. These intangible assets are amortized on the accelerated method using the discounted cash flow rate.
Intangible assets with finite lives also include a patient management platform, as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization, and impairment losses, and are amortized using the straight-line method.
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
At least annually, at the Company’s fiscal year-end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three reporting units (1) MSOs, (2) IPAs, and (3) ACOs. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments, and assumptions management believes are appropriate in the circumstances.
At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments, and assumptions management believes are appropriate in the circumstances.
For the year ended December 31, 2019, the Company wrote off indefinite-lived intangible assets of approximately $2.0 million related to Medicare licenses, acquired as part of the 2017 Merger between ApolloMed and NMM. The Company will no longer utilize the licenses and as such will not receive future economic benefits therefrom. The write-off is included in impairment of goodwill and intangible assets in the accompanying consolidated statements of income. There was no impairment loss recorded related to goodwill and intangibles during the years ended December 31, 2021 and 2020.
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
Equity method investments are subject to impairment evaluation. During the years ended December 31, 2019, the Company recognized an impairment loss of approximately $0.3 million related to its investment in Pacific Ambulatory Health Care, LLC as the Company does not believe it will recover its investment balance. Such impairment loss is included in loss from equity method investments in the accompanying consolidated statements of income. There was no impairment loss recorded related to equity method investments for the years ended December 31, 2021 and 2020.
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
Medical Liabilities

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
APC, Alpha Care, Accountable Health Care, and APCMG (“consolidated IPAs”) and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. The consolidated IPAs and APAACO provide integrated care to HMOs, Medicare, and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services, excluding depreciation and amortization, expense in the accompanying consolidated statements of income.
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
Fiduciary Cash and Payable
The consolidated IPAs collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $10.5 million and $9.6 million as of December 31, 2021 and December 31, 2020, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments

Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 10 - “Credit Facility, Bank Loan, and Lines of Credit,” for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as interest expense in the accompanying consolidated statements of income.

The estimated fair value of the interest rate swap agreements was determined using Level 2 inputs. The fair value of the derivative instrument as of December 31, 2021, was $1.1 million and is presented within other long-term liabilities in the accompanying consolidated balance sheets.
Warrants
In September 2021, ApolloMed and Clinigence entered into a stock purchase agreement which included the Company purchasing warrants. The purchased warrants are considered derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income. The warrants are classified as a Level 2 instrument as the estimated fair value of the warrants were determined using the Black-Scholes option pricing model and inputs from observable market data. The fair value of the derivative instrument as of December 31, 2021 was $1.1 million and is presented within other assets in the accompanying consolidated balance sheets.

Contingent Equity Securities

In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Clinigence, ApolloMed is entitled to additional common stock if Clinigence does not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income. The Company determined the fair value of the contingent equity security using a probability-weighted model which includes significant unobservable inputs (Level 3). Specifically, the Company

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. As of December 31, 2021, the contingent consideration is valued at $4.3 million and is presented within prepaid and other current assets in the accompanying consolidated balance sheets.

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
PMPM managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees, and risk sharing. The Company generally estimates the transaction price using the most likely amount methodology and amounts are only included in the net transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The majority of the Company’s net PMPM transaction price relates specifically to the Company’s efforts to transfer the service for a distinct increment of the series (e.g., day or month) and is recognized as revenue in the month in which members are entitled to service.
Risk Pool Settlements and Incentives

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
APC enters into full-risk capitation arrangements with certain health plans and local hospitals, which are administered by a third-party, where the hospital is responsible for providing, arranging and paying for institutional risk and APC is responsible for providing, arranging, and paying for professional risk. Under a full-risk pool-sharing agreement, APC generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospitals costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions on factors, including but not limited to, historical margin, IBNR completion factors, and constraint percentages were used by management in applying the most likely amount methodology.
Under capitated arrangements with certain HMOs, APC participates in one or more shared-risk arrangements relating to the provision of institutional services to enrollees and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared-risk arrangements are entered into with certain health plans, which are administered by the health plan, where APC is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared-risk deficits, if any, are not payable until and unless (and only to the extent of any) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.
The Company's risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC’s risk-share revenue is deemed to be fully constrained until APC is notified of the amount by the health plan. Risk pools for the prior contract years are generally final settled in the third or fourth quarter of the following year.
In addition to risk-sharing revenues, the Company also receives incentives under “pay-for-performance” programs for quality medical care, based on various criteria. As an incentive to control enrollee utilization and to promote quality care, certain HMOs have designed quality incentive programs and commercial generic pharmacy incentive programs to compensate the Company for its efforts to improve the quality of services and efficient and effective use of pharmacy supplemental benefits provided to HMO members. The incentive programs track specific performance measures and calculate payments to the Company based on the performance measures. The Company’s incentives under “pay-for-performance” programs are recognized using the most likely methodology. However, as the Company does not have sufficient insight from the health plans on the amount and timing of the shared-risk pool and incentive payments these amounts are considered to be fully constrained and only recorded when such payments are known and/or received.
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
NGACO AIPBP Revenue
APAACO and CMS entered into a NGACO Model Participation Agreement (the “Participation Agreement”) with an initial term of two performance years through December 31, 2019, which was extended for two additional renewal years through December 31, 2021.
For each performance year, the Company submitted to CMS its selections for risk arrangement; the amount of the profit/loss cap; alternative payment mechanism; benefits enhancements, if any; and its decision regarding voluntary alignment under the NGACO Model. The Company obtained CMS consent before voluntarily discontinuing any benefit enhancement during a performance year.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation-like AIPBP payments from CMS on a monthly basis to pay claims from in-network providers. The Company records such AIPBPs received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS, while claims from APAACO’s in-network contracted providers are paid by APAACO. The Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk-share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency, in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO AIPBP revenues monthly. Excess AIPBPs over claims paid, plus an estimate for the related IBNR claims (see Note 9 - “Medical Liabilities”), are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there was any excess AIPBPs for the performance year and the excess is refunded to CMS.
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
As APAACO does not have sufficient insight into the financial performance of the shared-risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop-loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit for the performance year and therefore this shared-risk pool revenue is considered fully constrained. Pursuant to the Participation Agreement, the Company received $21.8 million and $19.8 million in risk pool savings, related to the 2020 and 2019 performance years, respectively, and has recognized such savings as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the years ended December 31, 2021 and 2020, respectively.
The Company continues to be eligible in receiving AIPBP under the NGACO Model for performance year 2021, with the effective date of the performance year beginning January 1, 2021. For performance year 2021, the Company received monthly AIPBP payments at a rate of approximately $7.7 million per month from CMS. The monthly AIPBP received by the Company for performance year 2020 was approximately $7.2 million per month. The Company has received approximately $92.4 million in total AIPBP for the year ended December 31, 2021 of which $59.2 million has been recognized as revenue.
Management Fee Income

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative, and other non-medical services provided by the Company to IPAs, hospitals, and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of revenue or fee collections, or amounts fixed on a monthly, quarterly, or annual basis. The revenue may include variable arrangements measuring factors, such as hours staffed, patient visits, or collections per visit, against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues as revenue in the period when such amounts are determined to be fixed and therefore contractually obligated as payable by the customer under the terms of the applicable agreement.
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
Fee-for-Service Revenue
FFS revenue represents revenue earned under contracts in which the professional component of charges for medical services rendered by the Company’s contracted physicians and employed physicians are billed and collected from third-party payors, hospitals, and patients. FFS revenue related to the patient care services is reported net of contractual allowances and policy discounts and is recognized in the period in which the services are rendered to specific patients. All services provided are expected to result in cash flows and are therefore reflected as net revenue in the consolidated financial statements. The recognition of net revenue (gross charges, less contractual allowances) from such services is dependent on such factors as proper completion of medical charts following a patient visit, the forwarding of such charts to the Company’s billing center for medical coding and entering into the Company’s billing system and the verification of each patient’s submission or representation at the time services are rendered as to the payor(s) responsible for payment of such services. Revenue is recorded based on the information known at the time of entering of such information into the Company’s billing systems as well as an estimate of the revenue associated with medical services.
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
Consideration from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to clients, and reimbursement of provider costs, all of which can vary from period to period. Patient encounters and related episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach for the FFS revenue stream to group together contracts with similar characteristics and analyze historical cash collections trends. The contracts within the portfolio share the characteristics conducive to ensuring that the results do not materially differ under the new standard if it were to be applied to individual patient contracts related to each patient encounter.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. As of December 31, 2021, the Company’s contract liability balance was $16.8 million, of which $16.3 million was related to the Company’s NGACO. Contract liability was $13.0 million as of December 31, 2020, of which $12.6 million was related to NGACO. Contract liability is presented within the accounts payable and accrued expenses in the accompanying consolidated balance sheets. Approximately $0.4 million of the Company’s contracted liability accrued in 2020 has been recognized as revenue during the year ended December 31, 2021.
Income Taxes
Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions, and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.
The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the consolidated financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the consolidated financial statements.
Share-Based Compensation

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
The Company maintains a stock-based compensation program for employees, non-employees, directors, and consultants. The value of share-based awards is recognized as compensation expense on a cumulative straight-line basis over the vesting period of the awards, adjusted for forfeitures as they occur. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation) that lapses based on time-based and performance-based vesting schedules. The fair value of options granted are determined using the Black-Scholes option pricing model and include several assumptions, including expected term, expected volatility, expected dividends, and risk-free rates. The expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The expected stock price volatility is determined based on an average of historical volatility. The expected dividend yield is based on the Company’s expected dividend payouts. The risk-free interest rate is based on the U.S. Constant Maturity curve over the expected term of the option at the time of grant.
Basic and Diluted Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to the holders of the Company’s common stock by the weighted-average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 17 — “Earnings Per Share” for a discussion of shares treated as treasury shares for accounting purposes.
Non-controlling Interests
The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Non-controlling interests represent third-party equity ownership interests (including equity ownership interests held by certain VIEs) in the Company’s consolidated entities. Net income attributable to non-controlling interests is disclosed in the consolidated statements of income.
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. As of December 31, 2021 and 2020, APC’s shares were not redeemable nor was it probable the shares would become redeemable.
Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and ROU asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases under twelve month term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Beneficial Interest

In April 2020, when UCAP, a 100% owned subsidiary of APC, sold its 48.9% ownership interest in UCI, APC received a beneficial interest in the equity method investment sold, pursuant to the terms of the stock purchase agreement. The estimated fair value of such interest in April 2020 was $15.7 million and was included in other assets in the accompanying consolidated balance sheets. The beneficial interest was the result of a gross margin provision in the stock purchase agreement, which entitled UCAP to potentially receive additional cash and preferred shares (cash of $15.6 million and preferred shares with an estimated fair value of $6.4 million, total estimated fair value of $22.0 million on the date of sale, were held in an escrow account) based on the gross margin of UCI for calendar year 2020 as measured against a target. The amount to be received varied dependent upon the gross margin as compared to the target but cannot exceed the amounts that were in the escrow account. Additionally, the stock purchase agreement included a tangible net equity provision that could have resulted in the receipt or payment of additional amounts based on a comparison of final tangible net equity of UCI on the date of sale (determined with the benefit of one year of hindsight) as compared to the estimated tangible net equity at the time of sale. The Company determined the fair value of the beneficial interest using an income approach, which included significant unobservable inputs (Level 3). Specifically, the Company utilized a probability-weighted discounted cash flow model using a risk-free treasury rate to estimate fair value, which considered various scenarios of gross margin adjustment and the impact of each adjustment to the expected proceeds from the escrow account, and assigned probabilities to each such scenario in determining fair value. The gross margin adjustment was defined as three times any deficit in actual gross margin of UCI for the year ended December 31, 2020, below a target gross margin unless such deficit is within a specific dollar amount. In June 2021, UCI’s gross margin for the year ended December 31, 2020, was assessed and beneficial interest was concluded to not be collectible. The $15.7 million was written off and expensed in other income in the accompanying consolidated statements of income during the year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the consolidated financial statements.
Other than the standard discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires the entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently assessing the impact of that adoption of ASU 2021-08 will have on the Company’s consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

3.    Business Combinations and Goodwill
APCMG

In July 2021, the Company acquired an 80% equity interest (on a fully diluted basis) in APCMG for an aggregate purchase price of $2.0 million. As part of the transaction, the Company paid $1.0 million in cash and the remaining amount will be paid out in cash as a contingent consideration related to APCMG’s financial performance for fiscal year 2022 (“APCMG contingent consideration”). The APCMG contingent consideration is met if gross revenue and earnings before interest, taxes, and depreciation, and amortization (“EBITDA”) targets exceed a threshold for fiscal year 2022. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of gross revenue and EBITDA and assigned probabilities to each such scenario in determining fair value. As of December 31, 2021, the contingent consideration is valued at $1.0 million and was included within other long-term liabilities in the accompanying consolidated balance sheets.

Sun Labs

In August 2021, the Company acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Labs for an aggregate purchase price of $4.0 million. As Sun Labs was concluded to be a VIE and the Company is the primary beneficiary, Sun Labs is consolidated by the Company. The Company is obligated to purchase the remaining equity interest within three years from the effective date. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognized goodwill as a result of consolidating Sun Labs as a VIE.

DMG

In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE and the Company is the primary beneficiary; DMG is consolidated by Apollo. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognized goodwill as a result of consolidating DMG as a VIE.

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of APCMG, Sun Labs, and DMG have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.

At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.

Goodwill is not deductible for tax purposes.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

The following is a summary of goodwill activity for the years ended December 31, 2021 and 2020 (in thousands):

Amount

Balance at January 1, 2020	$238,505
Adjustments	548
Balance at December 31, 2020	239,053
Acquisitions	13,986
Balance at December 31, 2021	$253,039

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
4.    Land, Property, and Equipment, Net
Land, property, and equipment, net consisted of (in thousands):

	Useful Life (Years)	December 31, 2021	December 31, 2020

Land	N/A	$20,937	$9,604
Buildings	39	21,661	15,097
Computer software	3 - 5	3,589	3,104
Furniture and equipment	3 - 7	15,358	13,116
Construction in progress	N/A	4,901	435
Leasehold improvements	3 - 39	7,122	6,722

		73,568	48,078

Less accumulated depreciation and amortization		(20,382)	(18,188)

Land, property, and equipment, net		$53,186	$29,890
As of December 31, 2021 and 2020, the Company had finance leases totaling $1.3 million and $0.4 million, respectively, included in land, property, and equipment, net in the accompanying consolidated balance sheets.
Depreciation expense was $2.1 million, $2.3 million and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.
5.    Intangible Assets, Net
At December 31, 2021, intangible assets, net consisted of the following (in thousands):

	Useful Life (Years)	Gross January 1, 2021	Additions	Impairment/ Disposal	Gross December 31, 2021	Accumulated Amortization	Net December 31, 2021
Indefinite lived assets:
Trademarks	N/A	$—	$2,150	$—	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-15	143,930	6,749	—	150,679	(84,865)	65,814
Management contracts	15	22,832	—	—	22,832	(13,563)	9,269
Member relationships	12	6,696	2,301	—	8,997	(4,606)	4,391
Patient management platform	5	2,060	—	—	2,060	(1,682)	378
Tradename/trademarks	20	1,011	—	—	1,011	(206)	805
		$176,529	$11,200	$—	$187,729	$(104,922)	$82,807

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
At December 31, 2020, intangible assets, net consisted of the following (in thousands):

	Useful Life (Years)	Gross January 1, 2020	Additions	Impairment/ Disposal	Gross December 31, 2020	Accumulated Amortization	Net December 31, 2020
Amortized intangible assets:
Network relationships	11-15	$143,930	$—	$—	$143,930	$(73,169)	$70,761
Management contracts	15	22,832	—	—	22,832	(11,715)	11,117
Member relationships	12	6,696	—	—	6,696	(3,234)	3,462
Patient management platform	5	2,060	—	—	2,060	(1,270)	790
Tradename/trademarks	20	1,011	—	—	1,011	(156)	855
		$176,529	$—	$—	$176,529	$(89,544)	$86,985

As of December 31, 2021, network relationships, management contracts, member relationships, patient management platform, and tradename/trademarks had weighted-average remaining useful lives of 10.5 years, 8.5 years, 8.3 years, 0.9 years, and 15.9 years, respectively. Amortization expense was $15.4 million, $16.0 million and $16.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.
During the year ended December 31, 2019, the Company wrote off indefinite-lived intangible assets of $2.0 million related to Medicare licenses it acquired as part of the 2017 Merger. The Company will no longer utilize these licenses and as such the Company will not receive future economic benefits. There was no impairment loss recorded related to intangibles for the year ended December 31, 2021 and 2020.
Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount

2022	$13,708
2023	11,661
2024	10,596
2025	9,414
2026	8,370
Thereafter	26,908
$80,657

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
6.    Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following (in thousands):

	December 31, 2020	Initial Investment	Allocation of Income (Loss)	Contribution	Sale	Consolidation of Entity	December 31, 2021
LaSalle Medical Associates – IPA Line of Business	$13,047	$—	$(5,831)	$—	$(4,182)	$—	$3,034
Pacific Medical Imaging & Oncology Center, Inc.	1,413	—	306	—	—	—	1,719
Diagnostic Medical Group	2,613	—	330	—	—	(2,943)	—
531 W. College, LLC – related party	17,200	—	(208)	238	—	—	17,230
One MSO, LLC — related party	2,395	—	515	—	—	—	2,910
Tag-6 Medical Investment Group, LLC — related party	4,516	—	314	—	—	—	4,830
Tag-8 Medical Investment Group, LLC — related party	2,108	—	—	1,660	—	(3,768)	—
CAIPA MSO, LLC	—	11,724	268	—	—	—	11,992

	$43,292	$11,724	$(4,306)	$1,898	$(4,182)	$(6,711)	$41,715

LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care to patients in Fresno, Kings, Los Angeles, Madera, Riverside, San Bernardino, and Tulare Counties through its network of approximately 2,400 independently contracted primary care physicians and specialist providers. LMA’s patients are primarily served by Medi-Cal, but are also served by Blue Cross, Blue Shield, Molina, Health Net, and Inland Empire Health Plan. During 2012, APC-LSMA and LMA entered into a share purchase agreement whereby APC-LSMA invested $5.0 million for a 25% interest in LMA’s IPA line of business. NMM has a management services agreement with LMA. In December 2020, the Company exercised its option to convert a promissory note totaling $6.4 million due from Dr. Arteaga into an additional 21.25% interest in LMA’s IPA line of business. As a result, APC-LSMA’s interest in LMA’s IPA line of business increased to 46.25%. In September 2021, APC-LSMA sold 21.25% of its interest in LMA back to Dr. Arteaga for $6.4 million, which resulted in APC-LSMA owning a 25% interest in LMA as of December 31, 2021.
APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the year ended December 31, 2021, APC recorded net loss of $5.8 million from its investment in LMA as compared to a net income of $0.3 million for the year ended December 31, 2020, in the accompanying consolidated statements of income. The investment balance was $3.0 million and $13.0 million at December 31, 2021 and 2020, respectively.
LMA’s unaudited summarized balance sheets at December 31, 2021 and 2020 and unaudited summarized statements of operations for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):
Balance Sheets

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2021 (unaudited)	December 31, 2020 (unaudited)

Assets
Cash and cash equivalents	$6,619	$9,350
Receivables, net	2,269	3,918
Other current assets	—	881
Loan receivable	2,250	2,250
Restricted cash	696	691

Total assets	$11,834	$17,090

Liabilities and stockholders’ deficit
Current liabilities	$32,405	$21,589
Stockholders’ deficit	(20,571)	(4,499)

Total liabilities and stockholders’ deficit	$11,834	$17,090
Statements of Operations

	Year Ended December 31, 2021 (unaudited)	Year Ended December 31, 2020 (unaudited)	Year Ended December 31, 2019 (unaudited)

Revenues	$204,061	$186,964	$194,020
Expenses	220,132	185,724	205,153

Income (loss) from operations	(16,071)	1,240	(11,133)

Other income	—	8	—

Net income (loss)	$(16,071)	$1,248	$(11,133)
Pacific Medical Imaging and Oncology Center, Inc.
PMIOC was incorporated in 2004 in the state of California. PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high-quality diagnostic services such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry, and digital mammography at their facilities.
In July 2015, APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA invested $1.2 million for a 40% ownership in PMIOC.
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract APC paid PMIOC fees of $2.4 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. During the year ended December 31, 2021, APC recorded net income of $0.3 million from its investment as compared to net income of $17,000 for the year ended December 31, 2020 in the accompanying consolidated statements of income and has an investment balance of $1.7 million and $1.4 million at December 31, 2021 and 2020, respectively.
Diagnostic Medical Group

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
APC accounted for its 40% investment in DMG, under the equity method of accounting as APC-LSMA, a designated shareholder professional corporation, had the ability to exercise significant influence, but not control over DMG’s operations.

In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE and the Company is the primary beneficiary; therefore DMG is consolidated. As a result of the consolidation, the Company recognized a gain of $2.8 million for the year ended December 31, 2021 in other income in the accompanying consolidated statement of income, representing the difference between the fair value and the carrying value of the previously held noncontrolling interest in DMG on the date of consolidation.
During the year ended December 31, 2021, and prior to consolidation of DMG, APC recorded income from this investment of $0.3 million as compared to income of $0.3 million during the year ended December 31, 2020 in the accompanying consolidated statements of income.
531 W. College LLC
In June 2018, College Street Investment LP, a California limited partnership (“CSI”), a related party, APC and NMM, entered into an operating agreement to govern the limited liability company, 531 W. College, LLC and the conduct of its business, and to specify their relative rights and obligations. CSI, APC, and NMM, each owns 50%, 25%, and 25%, respectively, of member units based on initial capital contributions of $16.7 million, $8.3 million, and $8.3 million, respectively. On April 23, 2019, NMM and APC entered into an agreement whereby NMM assigned and APC assumed NMM’s 25% membership interest in 531 W. College, LLC for approximately $8.3 million. Subsequently, APC has a 50% ownership in 531 W. College LLC. APC accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture.
During the years ended December 31, 2021 and 2020, APC recorded losses from its investment in 531 W. College LLC of $0.2 million and loss of $0.4 million, respectively, in the accompanying consolidated statements of income. During the year ended December 31, 2021 and 2020, APC contributed $0.2 million and $1.0 million, respectively, to 531 W. College, LLC as part of its 50% interest. The accompanying consolidated balance sheets include the related investment balance of $17.2 million and $17.2 million, respectively, related to APC's investment at December 31, 2021 and 2020.
One MSO LLC
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 50% membership interest in One MSO LLC (“One MSO”) for $2.4 million. APC accounts for its investment in One MSO under the equity method of accounting as APC has the ability to exercise significant influence, but not control over One MSO’s operations. One MSO owns an office building in Monterey Park, California that is leased to tenants, including NMM. During the year ended December 31, 2021, APC recorded income from this investment of $0.5 million in the accompanying consolidated statements of income. The investment balance was $2.9 million and $2.4 million as of December 31, 2021 and 2020, respectively.
Tag-6 Medical Investment Group, LLC and Tag-8 Medical Investment Group, LLC
In December 2020, APC purchased a 50% member interest in Tag-6 Medical Investment Group, LLC (“Tag 6”) for $4.5 million and a 50% member interest in Tag-8 Medical Investment Group, LLC (“Tag 8”) for $2.1 million. Tag 6 leases their building to tenants and Tag 8 has vacant land with plans to develop medical offices in the future. In April 2021, the Company reevaluated Tag 8 as a VIE since APC is a guarantor on the loan agreement between Tag 8 and MUFG Union Bank N.A. Based on the reevaluation, Tag 8 is a VIE and is consolidated by the Company for the year ended December 31, 2021.
APC accounts for its investment in Tag 6 under the equity method of accounting as APC has the ability to exercise significant influence, but not control over Tag 6’s operations. Tag 6 shares common ownership with certain board members of APC and as such is considered a related party. During the year ended December 31, 2021, APC recorded income from this investment of $0.3 million in the accompanying consolidated statements of income. The investment balance was $4.8 million and $4.5 million as of December 31, 2021 and 2020, respectively.
CAIPA MSO, LLC

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
In August 2021, ApolloMed purchased a 30% interest in CAIPA MSO, LLC for $11.7 million. CAIPA MSO, LLC (“CAIPA MSO”) is a New York-based management services organization affiliated with Chinese-American IPA d.b.a. Coalition of Asian-American IPA , a leading independent practice association serving the greater New York City area.

ApolloMed accounts for its investment in CAIPA MSO under the equity method of accounting as ApolloMed has the ability to exercise significant influence, but not control over CAIPA MSO’s operations. During the year ended December 31, 2021, ApolloMed recorded income from this investment of $0.3 million in the accompanying consolidated statements of income. The investment balance was $12.0 million as of December 31, 2021.
Investment in privately held entities that do not report net asset value
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented approximately 2.8% ownership. APC also received a five-year warrant to purchase 270,000 membership interests. A five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests were contingent upon the portal completion date, however, the Company did not exercise the option after completion of the portal. As APC does not have the ability to exercise significant influence, and lacks control over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the year ended December 31, 2021 and 2020, there were no observable price changes to APC’s investment.
AchievaMed
On July 1, 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase up to 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction, NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in “Investment in a privately held entities” in the accompanying consolidated balance sheets as of December 31, 2021. As NMM does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the year ended December 31, 2021 and 2020, there were no observable price changes to NMM’s investment.
7.    Loans Receivable and Loans Receivable – Related Parties
Loans Receivable
Pacific6
In October 2020, NMM received a promissory note from Pacific6 Enterprises (“Pacific6”) totaling $0.5 million as a result of the sale of the Company’s 33.3% interest in MWN. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan Receivable — Related Party
AHMC Healthcare Inc.
In October 2020, APC entered into a promissory note with AHMC Healthcare Inc. (“AHMC”), a related party of the Company, (the “AHMC Note”) for a principal sum of $4.0 million with a maturity date of April 2022. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. As of December 31, 2021, the total principal of $4.0 million remains outstanding.
The Company assessed the outstanding loan receivable and loan receivable — related parties under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, and reassessing any insolvency risk that is identified. If a failure to pay occurs, the Company assesses the terms of the notes and

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
estimates an expected credit loss based on the remittance schedule of the note. No losses were recorded for loan receivable and loan receivable — related parties as of December 31, 2021.
8.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Accounts payable and other accruals	$9,583	$9,554
Capitation payable	2,697	3,541
Subcontractor IPA payable	1,587	1,662
Professional fees	878	1,378
Due to related parties	2,301	50
Contract liabilities	16,798	12,988
Accrued compensation	10,107	6,970
Total accounts payable and accrued expenses	$43,951	$36,143

9.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Medical liabilities, beginning of year	$50,330	$58,725
Acquired (see Note 3)	175	—
Components of medical care costs related to claims incurred:
Current period	347,720	309,848
Prior periods	553	(3,258)
Total medical care costs	348,273	306,590
Payments for medical care costs related to claims incurred:
Current period	(291,243)	(261,062)
Prior periods	(51,231)	(54,056)
Total paid	(342,474)	(315,118)
Adjustments	(521)	133

Medical liabilities, end of year	$55,783	$50,330

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
10.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	December 31, 2021	December 31, 2020

Term loan	$—	$178,125
Revolver loan	180,000	60,000
Real estate loans	7,396	7,580
Construction loan	569	—
Total debt	187,965	245,705

Less: current portion of debt	(780)	(10,889)
Less: unamortized financing cost	(4,268)	(4,605)

Long-term debt	$182,917	$230,211
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of December 31, 2021 and 2020, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31:

Amount
2022	$780
2023	215
2024	222
2025	6,748
2026 and thereafter	180,000

Total	$187,965
Amended Credit Agreement

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

On June 16, 2021, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement” and the credit facility thereunder, the “Amended Credit Facility”) with Truist Bank, in its capacity as administrative agent for the lenders, issuing bank, swingline lender and lender, Truist Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Preferred Bank, Royal Bank of Canada, and Fifth Third Bank, National Association, in their capacities as joint lead arrangers and/or lenders, and the lenders from time to time party thereto, to, among other things, amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, Truist Bank, and certain lenders thereto (the credit facility thereunder, the “Credit Facility”), in its entirety. The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400 million, which includes a letter of credit sub-facility of up to $25 million and a swingline loan sub-facility of $25 million. The revolving credit facility will be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, finance certain future acquisitions and investments, and provide for working capital needs and other general corporate purposes. Under the Amended Credit Agreement, the terms and conditions of the Guaranty and Security Agreement (the “Guaranty and Security Agreement”) between the Company, NMM and Truist Bank remain in effect.
The Company is required to pay an annual agent fee of $50,000 and an annual facility fee of 0.175% to 0.35% on the available commitments under the Amended Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company will pay fees for standby letters of credit at an annual rate equal to 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. The Company is also required to pay customary fees between the Company and Truist Bank, the lead arranger of the Amended Credit Agreement.
Generally, amounts borrowed under the Amended Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of December 31, 2021, the interest rate on the Credit Agreement was 1.71%. Borrowings under the Amended Credit Agreement may be prepaid at any time without penalty. If LIBOR ceases to be reported under the Amended Credit Agreement, the Company will use the secured overnight financing rate or the Company and the Agent will agree to an alternative rate of interest.

The Amended Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis. The Company must maintain a maximum consolidated total net leverage ratio of not greater than 3.75 to 1.00 as of the last day of each fiscal quarter, provided that for any fiscal quarter during which the Company or certain subsidiaries consummate a permitted acquisition or investment, the aggregate purchase price is greater than $75.0 million, the maximum consolidated total net leverage ratio may temporarily increase by 0.25 to 1.00 to 4.00 to 1.00. The Company must maintain a minimum consolidated interest coverage ratio of not less than 3.25 to 1.00 as of the last day of each fiscal quarter.
Pursuant to the Guaranty and Security Agreement, the Company and NMM have granted the lenders under the Amended Credit Agreement a security interest in all of their assets, including, without limitation, all stock and other equity issued by their subsidiaries (including NMM) and all rights with respect to the AP-AMH Loan.
In the ordinary course of business, certain of the lenders under the Amended Credit Agreement and their affiliates have provided to the Company and its subsidiaries and the associated practices, and may in the future provide, (i) investment banking, commercial banking, cash management, foreign exchange or other financial services, and (ii) services as a bond trustee and other trust and fiduciary services, for which they have received compensation and may receive compensation in the future.

Real Estate Loans
On December 31, 2020, the Company purchased 100% of MPP, AMG Properties, and ZLL. As a result of the purchase, the Company assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively, on the day of acquisition.
MPP

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
In July 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan is $6.1 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties
In August 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan is $0.7 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
ZLL
In July 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan is $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.

The Construction Loan allows Tag 8 to borrow up to $10.7 million with a maturity date of December 1, 2022 (“Construction Loan Term”). Interest rate is equal to an index rate determined by the bank. Monthly interest payments began on May 1, 2021, or can become part of the principal and bear interest. If construction is completed and, there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an extended maturity date of December 1, 2032 (“Permanent Loan Term”). Upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning January 1, 2023. From January 1, 2023 until December 1, 2023, the interest rate will be 2.0% per annum in excess of the LIBOR rate. As of December 31, 2021, the likelihood of the construction being completed by the maturity date is remote. The outstanding balance as of December 31, 2021 was $0.6 million and was recorded as current portion of long-term debt in the accompanying consolidated balance sheets. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
Deferred Financing Costs

The Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related Credit Facility and the costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. As of December 31, 2021 and 2020, unamortized deferred financing costs were $4.3 million and $4.6 million, respectively.

Effective Interest Rate

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
The Company’s average effective interest rate on its total debt during the years ended December 31, 2021, 2020, and 2019 was 2.06%, 3.48%, and 3.39%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2021, 2020, and 2019 of $1.2 million, $1.4 million, and $0.5 million, respectively.
Lines of Credit – Related Party
APC Business Loan
In September 2019, APC amended its promissory note agreement with Preferred Bank (“APC Business Loan Agreement”), which is affiliated with one of the Company’s board members, to modify loan availability to $4.1 million. This further limited the purpose of the indebtedness under APC Business Loan Agreement to the issuance of standby letters of credit, and added as a permitted lien the security interest in all of its assets granted by APC in favor of NMM under a Security Agreement dated on or about September 11, 2019 securing APC’s obligations to NMM under, and as required pursuant to, that certain Management Services Agreement dated as of July 1, 1999, as amended.
Standby Letters of Credit
APAACO established an irrevocable standby letter of credit with Preferred Bank, which is affiliated with one of the Company’s board members, totaling $14.8 million for the benefit of CMS. In September 2019, these letters were terminated with Preferred Bank and reissued under the Credit Agreement. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS. As of December 31, 2021, there were no outstanding letters of credit and the Company had $25.0 million available under the Amended Credit Facility.
APC established irrevocable standby letters of credit with a financial institution for a total of $0.3 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.
Alpha Care established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $3.8 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.

11.    Income Taxes
Provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2021	2020	2019
Current
Federal	$22,801	$43,572	$9,035
State	11,605	19,155	5,925
	34,406	62,727	14,960

Deferred
Federal	(3,794)	(4,963)	(3,508)
State	(2,158)	(1,657)	(3,285)
	(5,952)	(6,620)	(6,793)

Total provision for income taxes	$28,454	$56,107	$8,167

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2021, the Company had federal and California net operating loss carryforwards of approximately $97.9 million and $120.8 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2027 through 2040; however, $77.7 million of the federal operating loss do not expire and can be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three years’ period since the last ownership change.
Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2021 and 2020 are shown below (in thousands). A valuation allowance of $22.4 million and $15.5 million as of December 31, 2021 and 2020, respectively, has been established against the Company’s deferred tax assets related to loss entities the Company cannot consolidate under the federal consolidation rules, as realization of these assets is uncertain. Valuation allowance increased by $6.8 million in 2021.

	2021	2020
Deferred tax assets
State taxes	$2,379	$3,932
Stock options	—	461
Accrued expenses	1,864	3,905
Allowance for bad debts	153	351
Investment in other entities	3,289	702
Net operating loss carryforward	28,992	20,758
Lease liability	4,208	4,979
Unrealized Gain	3,007	—
Other	705	665
Deferred tax assets before valuation allowance	44,597	35,753
Valuation allowance	(22,351)	(15,517)
Net deferred tax assets	22,246	20,236

Deferred tax liabilities
Property and equipment	(777)	(661)
Acquired intangible assets	(23,763)	(24,661)
Stock options	(1,641)	—
Right-of-use assets	(4,117)	(4,888)
Debt issuance cost	(988)	—
481(a) adjustment	(87)	(985)
Deferred tax liabilities	(31,373)	(31,195)

Net deferred liabilities	$(9,127)	$(10,959)

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2021	2020	2019

Tax provision at U.S. federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	7.8	7.7	8.1
Non-deductible permanent items	3.7	0.3	3.3
Variable interest entities	(1.3)	(0.2)	(2.7)
Stock-based compensation	(1.0)	0.3	(1.5)
Change in valuation allowance	8.9	3.2	3.2
Investment basis adjustment	(2.1)	—	—
Other	—	(1.0)	0.2

Effective income tax rate	36.9%	31.3%	31.6%
The Company’s effective tax rate is different from the federal statutory rate of 21% due primarily to state taxes, change in valuation allowance, and permanent adjustments. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, permits net operating loss carryovers and carrybacks and modifications on the limitation of business interests. As of December 31, 2021, the Company does not expect the CARES Act to result in any material impact on the Company’s effective tax rate.
As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax, as well as income tax in California. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through December 31, 2020 and for the years ended December 31, 2018 through December 31, 2020, respectively. The Company does not anticipate material unrecognized tax benefits within the next 12 months.
12.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature (see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies”) of APC’s shares of common stock is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in mezzanine or temporary equity. APC’s shares were not redeemable and it was not probable that the shares would become redeemable as of December 31, 2021, 2020 and 2019.
In September 2019, AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock for aggregate consideration of $545.0 million in a private placement. This investment was eliminated in consolidation. In relation to the issuance of APC Series A Preferred Stock, APC incurred $0.9 million in cost (see Note 1 — “Description of Business”).
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
Common Stock
2017 Share Issuances and Repurchases
In December 2017, ApolloMed completed its business combination with NMM following the satisfaction or waiver of the conditions set forth in the Merger Agreement, pursuant to which Merger Subsidiary merged with and into NMM, with NMM surviving as a wholly owned subsidiary of ApolloMed.
In connection with the 2017 Merger and as of the effective time of the 2017 Merger (the “Effective Time”):
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
•ApolloMed issued to former NMM Shareholders each former NMM Shareholder’s pro rata portion of (i) warrants to purchase an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share, and (ii) warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed, exercisable at $10.00 per share; and
•ApolloMed held back an aggregate of 3,039,749 shares of common stock issuable to former NMM Shareholders, representing 10% of the total number of shares of ApolloMed common stock issuable to former NMM Shareholders, to secure indemnification rights of AMEH and its affiliates under the Merger Agreement (the “Holdback Shares”). The Holdback Shares were issued and outstanding as of December 31, 2021. The first tranche of 1,519,805 shares were issued in December 2018 and the remaining 1,511,380 were issued in December 2019, net of shares repurchase.
The shares of common stock issuable to former NMM shareholders in the exchange were 25,675,630 (net of 10% holdback and Treasury Shares). The 10% holdback shares were released to all the former NMM shareholders based on their respective pro rata ownership interest in NMM at the Effective Time without regard to whether the former NMM shareholders are providing any services to the Company at the time of this distribution. This holdback accommodation was made as indemnification protection to the accounting acquiree (ApolloMed), and as such, is not considered compensatory. At the time when these holdback shares were issued to the former NMM shareholders, the Company recorded the stock issuance with a reduction to additional paid-in capital to properly reflect the shares outstanding.
Upon consummation of the 2017 Merger, the Company issued 520,081 shares of its common stock with a fair value of approximately $5.4 million from the conversion of a convertible promissory note issued by the Company in 2017.
As of December 31, 2021, 140,954 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the Merger Agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.
Dividends
During the years ended December 31, 2021, 2020, and 2019, NMM did not pay any dividends.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
During the years ended December 31, 2021, 2020, and 2019, APC paid dividends of $29.9 million, $136.6 million and $60.0 million, respectively.
During the years ended December 31, 2021, 2020, and 2019, CDSC paid distributions of $1.5 million, $2.1 million and $2.6 million, respectively.
Treasury Stock
APC owned 10,925,702 shares of ApolloMed’s common stock as of December 31, 2021, and 12,323,164 shares of ApolloMed’s common stock as of December 31, 2020, respectively, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes (see Note 1 — “Description of Business”).
During the year ended December 31, 2019, APC established a brokerage account to invest excess capital in the equity market. The brokerage account is managed directly by an independent investment committee of the APC board, of which Dr. Kenneth Sim and Dr. Thomas Lam have been excluded. As of December 31, 2020, the brokerage account only held shares of ApolloMed, as such the brokerage account totaling $7.7 million was recorded as treasury shares. As of April 2021, the brokerage account has been closed.
13.     Stock-Based Compensation
Equity Incentive Plans
In connection with the 2017 Merger, the Company assumed ApolloMed’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2021, there were no shares available for future grants under the 2013 Plan.
In connection with the 2017 Merger, the Company assumed ApolloMed’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2013 Plan, but that ordinarily would have been restored to such plans reserve due to award forfeitures and terminations, were rolled into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by ApolloMed’s stockholders at ApolloMed’s 2016 annual meeting of stockholders that was held in September 2016. As of December 31, 2021, 2020, and 2019, there were approximately 1.7 million, 0.1 million and 0.5 million shares available for future grants under the 2015 Plan, respectively.
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans in 2021, 2020, and 2019 and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying consolidated statements of income recognized (in thousands):

	Years ended December 31,
	2021	2020	2019
Stock options	$2,480	$1,763	$688
Restricted stock awards	4,265	1,620	252
APC stock options	—	—	607
Total share-based compensation expense	$6,745	$3,383	$1,547
Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2021 was $21.3 million.
Options
The Company’s outstanding stock options consisted of the following:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Options outstanding at January 1, 2021	725,864	$13.25	3.75	$3.4
Options granted	137,927	66.29	—	—
Options exercised	(40,000)	5.20	—	2.8
Options canceled, forfeited or expired	(9,826)	3.89	—	—
Options outstanding at December 31, 2021	813,965	$22.74	3.20	$41.6

Options exercisable at December 31, 2021	618,006	$10.22	2.14	$37.1
During the years ended December 31, 2021 and 2020, stock options were exercised for 40,000 and 0.1 million shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.2 million and $0.3 million, respectively. The exercise price was $5.20 per share for the exercises during the year ended December 31, 2021 and ranged from $2.10 to $5.00 per share for the exercises during the year ended December 31, 2020. During the year ended December 31, 2021, no stock options were exercised pursuant the cashless exercise provision. The total intrinsic value of stock options exercised was $2.8 million, $1.8 million, and $2.7 million during the years ended December 31, 2021, 2020, and 2019, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price.
During the year ended December 31, 2021, the Company granted 0.1 million five-year stock options to certain ApolloMed executives with exercise price ranging from $23.24-$80.00. The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $32.63, $9.89, and $11.33, respectively. The options granted during the year ended December 31, 2021 were recognized at fair value, as determined using the Black-Scholes option pricing model as follows:

December 31, 2021	Executives
Expected term	3.5 years
Expected volatility	75.45% - 81.10%
Risk-free interest rate	0.19% - 1.15%
Market value of common stock	12.86-37.82
Annual dividend yield	0%
Forfeiture rate	0%

Restricted Stock Awards

The Company’s unvested restricted stock award activity for the year ended December 31, 2021 consisted of the following:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2021	262,419	$17.96
Granted	332,202	50.73
Vested	(39,910)	17.03
Forfeited	(13,204)	29.88

Unvested as of December 31, 2021	541,507	$37.84

The Company grants restricted stock awards to employees and executives, which are earned based on service conditions. The awards will vest over a period of six months to three years in accordance with the terms of those plans. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During the year ended December 31, 2021, the Company granted restricted stock awards for employees totaling 0.3 million shares with a weighted-average grant-date fair value of $50.73. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2020, and 2019 was $17.56 and $18.65, respectively. The total fair value of restricted stock awards, as of their respective vesting dates during the years ended December 31, 2021, 2020, and 2019 were $1.1 million, $1.4 million, and $0, respectively.

Warrants
Common stock warrants, to purchase 1,111,111 shares of ApolloMed common stock, issued to NMM in connection with the Series A Preferred Stock investment in ApolloMed were subject to exercise through March 30, 2021, for $9.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the 2017 Merger between NMM and ApolloMed, such warrants were distributed to former NMM shareholders on a pro rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the 2017 Merger date.
Common stock warrants, to purchase 555,555 shares of ApolloMed common stock, issued to NMM in connection with the Series B Preferred Stock investment in ApolloMed were subject to exercise through March 30, 2021, for $10.00 per share, subject to adjustment in the event of stock dividends and stock splits. As part of the 2017 Merger between NMM and ApolloMed, such warrants were distributed to former NMM shareholders on a pro-rata basis utilizing the percentage of shares of NMM held by each shareholder prior to the 2017 Merger date.

Common stock warrants, to purchase 850,000 shares, for $11.00 per share, and 900,000 shares, for $10.00 per share, of ApolloMed common stock, issued to former NMM shareholders on a pro-rata basis in connection with the Merger, may be exercised at any time after issuance and through December 8, 2022, subject to adjustment in the event of stock dividends and stock splits.
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2021	1,878,126	$10.39	1.63	14.8
Warrants granted	—	—	—	—
Warrants exercised	(858,583)	10.30	—	41.1
Warrants forfeited	(17,803)	9.72	—	—

Warrants outstanding at December 31, 2021	1,001,740	$10.49	0.94	$63.1

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Exercise Price Per Share	Warrants Outstanding	Weighted- Average Remaining Contractual Life	Warrants Exercisable	Weighted- Average Exercise Price Per Share

10.00	515,176	0.94	515,176	10.00
11.00	486,564	0.94	486,564	11.00

$10.00 – $11.00	1,001,740	0.94	1,001,740	$10.49
During the years ended December 31, 2021 and 2020, common stock warrants were exercised for 0.9 million and 1.2 million shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $8.8 million and $10.5 million, respectively. The exercise price ranged from $9.00 to $10.00 per share during year ended December 31, 2021 and December 31, 2020.

14.    Commitments and Contingencies
Regulatory Matters
Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medi-Cal programs.
As a risk-bearing organization, the Company is required to follow regulations of the Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, tangible net equity (“TNE”) requirement, cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. At December 31, 2021 and 2020, APC, Alpha Care and Accountable Health Care were in compliance with these regulations.
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
Standby Letters of Credit
As part of the APAACO participation with CMS, the Company must provide a financial guarantee to CMS, the guarantee generally must be in an amount of 2% of the Company’s benchmark Medicare Part A and Part B expenditures. In August 2020, $14.8 million of the irrevocable standby letters of credit were released by CMS and $0 remain outstanding as of December 31, 2021.
APC and Alpha Care established irrevocable standby letters of credit with Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 10 — “Credit Facility, Bank Loan, and Lines of Credit”).
Litigation
From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of its business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
Liability Insurance

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
15.    Related-Party Transactions
During the years ended December 31, 2021, 2020, and 2019, NMM earned approximately $18.7 million, $16.9 million, and $17.3 million, respectively, in management fees, of which $7.0 million and $2.3 million, remained outstanding, at December 31, 2021 and 2020 respectively, from LMA, which is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities”).
During the years ended December 31, 2021, 2020, and 2019, APC paid approximately $2.4 million, $2.2 million, and $2.7 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities”).
During the years ended December 31, 2021, 2020, and 2019, APC paid approximately $0, $6.0 million, and $7.8 million, respectively, to DMG for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities”). In October 2021, DMG was consolidated by Apollo. As such, DMG is no longer a related party.
During the years ended December 31, 2021, 2020, and 2019, APC paid approximately $0.7 million, $0.5 million, $0.4 million, respectively, to Advance Diagnostic Surgery Center for services as a provider. Advance Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the years ended December 31, 2021, 2020, and 2019, APC paid approximately $0.1 million, $0.1 million, and $0.1 million respectively, to Fresenius and their subsidiaries for services as a provider. During the year ended December 31, 2021 and 2020, APAACO paid approximately $0.7 million and $0.7 million, respectively, to Fresenius and their subsidiaries for services as a provider. One of the Company’s board members is an officer of Fresenius and their subsidiaries.
During the years ended December 31, 2021 and 2020, APC paid approximately $2.0 million and $0.3 million, respectively, to Fulgent Genetics, Inc. for services as a provider. Fulgent Genetics, Inc. shares common a board member with the Company starting in 2019.
During the years ended December 31, 2021 and 2020, NMM paid approximately $1.3 million and $1.4 million, respectively, to One MSO, Inc. (“One MSO”) for an office lease. One MSO is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities”).
During the years ended December 31, 2021, 2020, and 2019, the Company paid approximately $0, $0.3 million, and $0.5 million respectively, to Critical Quality Management Corp (“CQMC”) for an office lease. As of December 31, 2020, the office lease has ended. CQMC shares common ownership with certain board members of APC (see Note 19 — “Leases”).
During the years ended December 31, 2021, 2020, and 2019, SCHC paid approximately $0.4 million, $0.4 million, and $0.4 million respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC (see Note 19 — “Leases”).

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
During the years ended December 31, 2021 and 2020, APC paid approximately $15.4 million and $0, respectively, to Arroyo Vista Family Health Center (“Arroyo Vista”) for services as a provider. The CEO of Arroyo Vista became a board member with the Company in 2021.
The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income received related to AHMC, HSMSO, and Aurion Corporation (in thousands):

	Years ended December 31,
	2021	2020
AHMC – Risk pool earnings net of claims payment	$46,908	$28,767
HSMSO – Management fees, net	(629)	(949)
Aurion – Management fees	(302)	(303)

Receipts, net	$45,977	$27,515
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the years ended December 31, 2021, 2020, and 2019, the Company has recognized risk pool revenue under this agreement of $60.1 million, $42.6 million, and $49.3 million, respectively, of which $58.4 million and $45.3 million, remain outstanding as of December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021, 2020, and 2019, APC paid an aggregate of approximately $34.8 million, $33.1 million, and $30.8 million, respectively, to shareholders of APC for provider services, which included approximately $8.5 million, $9.0 million, and $8.8 million, respectively, to shareholders who are also officers of APC.
During the years ended December 31, 2021, 2020, and 2019, NMM paid approximately $44,000, $0.1 million, and $0.2 million to an ApolloMed board member, Matthew Mazdyasni, for consulting services.
In addition, affiliates wholly owned by the Company’s officers, including Dr. Thomas Lam, ApolloMed’s Co-CEO and President, are reported in the accompanying consolidated statements of income on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.
For equity method investments, loans receivable and line of credits from related parties, see Note 6 — “Investments in Other Entities,” Note 7 — “Loans Receivable — Related Parties,” and Note 10 — “Credit Facility, Bank Loan, and Lines of Credit,” respectively.
16.    Employee Benefit Plan
NMM has a qualified 401(k) plan that covers substantially all employees who have completed at least six months of service and meet minimum age requirements. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Participants become fully vested after six years of service. NMM matches a portion of the participants’ contributions. NMM’s matching contributions for the years ended December 31, 2021 and 2020 were approximately $0.4 million and $0.4 million.
17.    Earnings Per Share
Basic net income per share is calculated by dividing net income by the weighted-average number of shares of the Company’s common stock issued and outstanding during a certain period. Diluted net income per share is calculated using the weighted-average number of common and potentially dilutive common shares outstanding during the period, using the as-if converted method for preferred stock and the treasury stock method for options and common stock warrants.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021, 2020, and 2019, APC held 10,925,702, 12,323,164 and 17,290,317 shares, respectively, of ApolloMed's common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share (see Note 12 — “Mezzanine and Shareholders’ Equity”). The non-controlling interests in APC are allocated their share of ApolloMed’s income from APC’s ownership of ApolloMed common stock and this is included in the net income attributable to non-controlling interests on the consolidated statements of income. Therefore, none of the shares of ApolloMed held by APC are considered outstanding for the purposes of basic or diluted earnings per share computation.
Below is a summary of the earnings per share computations:

	Years ended December 31,
	2021	2020	2019

Earnings per share – basic	$1.69	$1.04	$0.41
Earnings per share – diluted	$1.63	$1.01	$0.39
Weighted-average shares of common stock outstanding – basic	43,828,664	36,527,672	34,708,429
Weighted-average shares of common stock outstanding – diluted	45,403,085	37,448,430	36,403,279
Below is a summary of the shares included in the diluted earnings per share computations:

	Years ended December 31,
	2021	2020	2019

Weighted-average shares of common stock outstanding – basic	43,828,664	36,527,672	34,708,429
Stock options	495,618	182,999	295,672
Warrants	819,151	717,029	1,384,078
Management restricted stock awards	23,824	7,242	15,100
Executive restricted stock awards	235,828	13,488	—
Weighted-average shares of common stock outstanding – diluted	45,403,085	37,448,430	36,403,279

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
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies — Variable Interest Entities” to the accompanying consolidated financial statements for information on how the Company determines VIEs and its treatment.
The following table includes assets that can only be used to settle the liabilities of APC and its VIEs, including Alpha Care and Accountable Health Care, and to which the creditors of ApolloMed have no recourse, and liabilities to which the creditors of APC, including Alpha Care and Accountable Health Care, have no recourse to the general credit of ApolloMed, as the primary beneficiary of the VIEs. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliates, which are eliminated upon consolidation with NMM, are included in the accompanying consolidated balance sheets (in thousands). The assets and liabilities of the Company’s other consolidated VIEs were not considered significant.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$161,762	$126,158
Investment in marketable securities	49,066	67,637
Receivables, net	7,251	5,155
Receivables, net – related party	62,180	46,718
Income taxes receivable	1,342	—
Other receivables	1,833	1,084
Prepaid expenses and other current assets	11,734	14,863
Loans receivable — related parties	4,000	—
Amounts due from affiliates*	6,598	—

Total current assets	305,766	261,615

Non-current assets
Land, property and equipment, net	49,547	27,599
Intangible assets, net	58,282	69,250
Goodwill	109,656	109,460
Loans receivable – related parties	89	4,145
Investments in other entities – equity method	41,715	43,516
Investment in a privately held entity	405	36,584
Investment in affiliates*	802,821	225,144
Restricted cash – long-term	—	500
Operating lease right-of-use assets	4,953	6,298
Other assets	3,219	17,177

Total non-current assets	1,070,687	539,673

Total assets	$1,376,453	$801,288

Current liabilities
Accounts payable and accrued expenses	$11,591	$12,963
Fiduciary accounts payable	10,534	9,642
Medical liabilities	44,000	37,684
Income taxes payable	—	4,225
Dividend payable	556	485
Amount due to affiliate*	—	22,698
Finance lease liabilities	110	102
Operating lease liabilities	1,250	1,242
Current portion of long-term debt	780	201

Total current liabilities	68,821	89,242

Non-current liabilities
Deferred tax liability	1,982	9,144
Finance lease liabilities, net of current portion	193	311
Operating lease liabilities, net of current portion	3,950	5,242
Long-term debt, net of current portion	7,114	7,379

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Other long-term liabilities	9,614	—

Total non-current liabilities	22,853	22,076

Total liabilities	$91,674	$111,318

*Investment in affiliates include APC’s investment in ApolloMed, which is reflected as treasury shares and eliminated upon consolidation. Amount due to, or due from, affiliates are payables and receivables with ApolloMed’s subsidiaries and consolidated VIEs. As a result, these balances are eliminated upon consolidation and are not reflected on ApolloMed’s consolidated balance sheets as of December 31, 2021 and 2020.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

19.     Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms ranging from seven months to eight years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. As of December 31, 2021 and December 31, 2020, assets recorded under finance leases were $1.3 million and $0.4 million, respectively, and accumulated depreciation associated with finance leases was $0.6 million and $0.4 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
The components of lease expense were as follows (in thousands):

	December 31, 2021	December 31, 2020

Operating lease cost	$6,025	$6,589

Finance lease cost
Amortization of lease expense	208	105
Interest on lease liabilities	26	14

Sublease income	(852)	(784)

Total lease cost	$5,407	$5,924

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Other information related to leases was as follows:

	December 31, 2021	December 31, 2020
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,083	$5,804
Operating cash flows from finance leases	26	14
Financing cash flows from finance leases	208	105

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	7,652
Finance leases	—	—

	December 31, 2021	December 31, 2020
Weighted-Average Remaining Lease Term

Operating leases	6.27 years	6.80 years
Finance leases	3.26 years	3.67 years

Weighted-Average Discount Rate

Operating leases	6.10%	6.10%
Finance leases	4.53%	3.00%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2022	$3,543	$543
2023	3,303	443
2024	2,940	377
2025	2,648	214
2026	2,070	—
Thereafter	4,740	—

Total future minimum lease payments	19,244	1,577
Less: imputed interest	3,417	118
Total lease obligations	15,827	1,459
Less: current portion	2,629	486
Long-term lease obligations	$13,198	$973
As of December 31, 2021, the Company does not have additional operating or finance leases that have not yet commenced.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young, LLP, audited our consolidated financial statements for the fiscal year ended December 31, 2021 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included below in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Apollo Medical Holdings, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Apollo Medical Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Apollo Medical Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, mezzanine and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst and Young LLP
Los Angeles, California
February 28, 2022

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this Item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item will be contained in the Company’s Proxy Statement for the 2022 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.

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

4.10	Description of Registered Securities

Exhibit No.	Description
10.1	2010 Equity Incentive Plan of the Company (incorporated herein by reference to Appendix A to Schedule 14C Information Statement filed on August 17, 2010).

10.2	2013 Equity Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.3	2015 Equity Incentive Plan of the Company. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

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

10.11
Second Amendment to Lease Agreement dated October 14, 2014 by and between Apollo Medical Holdings, Inc. and EOP-700 North Brand, LLC (incorporated herein by reference to Exhibit 10.5 on Quarterly Report on Form 10-Q filed on November 14, 2014).

10.12
Lease Agreement, dated July 22, 2014, by and between Numen, LLC and Apollo Medical Management, Inc. (incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K/A filed on December 8, 2014).

10.13
Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.14
Lease Agreement, dated August 1, 2002, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.15
Lease Agreement Addendum, dated February 1, 2013, by and between Network Medical Management, Inc. and Medical Property Partner. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

Exhibit No.	Description

10.16
Change in Terms Agreement and Business Loan Agreement, dated April 9, 2016, by and between Network Medical Management, Inc. and Preferred Bank. (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.17
Change in Terms Agreement and Business Loan Agreement, dated April 7, 2017, by and between Network Medical Management, Inc. and Preferred Bank. (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.18+
Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Warren Hosseinion, M.D. (incorporated herein by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.19+
Amended and Restated Hospitalist Participation Service Agreement made as of June 29, 2016 by and between ApolloMed Hospitalists, a Medical Corporation, and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on June 29, 2016).

10.20	Next Generation ACO Model Participation Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2017).

10.21
Form of Stockholder Lock-Up Agreement (incorporated herein by reference to Annex D to the joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) on November 15, 2017 that is a part of a Registration Statement on Form S-4).

10.22
Convertible Secured Promissory Note made as of October 13, 2017 by George M. Jayatilaka, M.D. (incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.23+
Board of Directors Agreement, dated June 21, 2018, between Apollo Medical Holdings, Inc. and Ernest A. Bates, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2018).

10.24+
Board of Directors Agreement, dated January 11, 2019, between Apollo Medical Holdings, Inc. and Linda Marsh. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.25+
Board of Directors Agreement, dated January 11, 2019, between Apollo Medical Holdings, Inc. and John Chiang. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2019).

10.26
Loan Agreement, dated May 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.27
Tradename Licensing Agreement, dated May 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.28
Administrative Services Agreement, dated May 10, 2019, by and between Network Medical Management, Inc., a California corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

Exhibit No.	Description
10.29
Physician Shareholder Agreement, dated May 10, 2019, by and between Thomas Lam, M.D., Apollo Medical Holdings, Inc., a Delaware corporation, Network Medical Management, Inc., a California corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.30
Series A Preferred Stock Purchase Agreement, dated May 10, 2019, by and between AP-AMH Medical Corporation, a California professional medical corporation and Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.31
Special Purpose Shareholder Agreement, dated May 10, 2019, by and between Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.32
Stock Purchase Agreement, dated May 10, 2019, by and between Allied Physicians of California, a Professional Medical Corporation, a California professional medical corporation and Apollo Medical Holdings, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 13, 2019).

10.33	Form of Amendment to Stockholder Lock-up Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2019).

10.34
First Amendment to the Stock Purchase Agreement dated August 26, 2019, by and between Allied Physicians of California, a California Professional Medical Corporation and Apollo Medical Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.35
First Amendment to the Series A Preferred Stock Purchase Agreement dated August 26, 2019, by and between Allied Physicians of California, a California Professional Medical Corporation and AP-AMH Medical Corporation, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.36
First Amendment to the Loan Agreement dated August 26, 2019, by and between Apollo Medical Holdings, Inc. and AP-AMH Medical Corporation, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 29, 2019).

10.37
Guaranty and Security Agreement dated as of September 11, 2019, by and among Apollo Medical Holdings, Inc., as Borrower, and Network Medical Management, Inc., as Guarantor, in favor of SunTrust Bank, as administrative agent for the Secured Parties (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.38
Second Amendment to Series A Stock Purchase Agreement dated as of September 9, 2019, by and between Allied Physicians of California, a Professional Medical Corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.39
First Amendment to Special Purpose Shareholder Agreement, dated as of September 11, 2019, by and between Allied Physicians of California, a Professional Medical Corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.40
First Amendment to Tradename Licensing Agreement, dated as of September 10, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 12, 2019).

Exhibit No.	Description
10.41
First Amendment to Administrative Services Agreement, dated as of September 10, 2019, by and between Network Medical Management, Inc., a California corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.42
Security Agreement, dated as of September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.43
Certificate of Determination of Preferences of Series A Preferred Stock of Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.44
Voting and Registration Rights Agreement, dated as of September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation, and Allied Physicians of California, a Professional Medical Corporation (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 12, 2019).

10.45
Second Amendment to Loan Agreement, dated September 11, 2019, by and between Apollo Medical Holdings, Inc., a Delaware corporation and AP-AMH Medical Corporation, a California professional medical corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on September 12, 2019).

10.46
Form of Amendment to Stockholder Lock-up Agreement entered into on or about September 26, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.47+
Board of Directors Agreement, dated September 29, 2019, with Matthew Mazdyasni (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2019).

10.48+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Kenneth Sim, M.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.49+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Thomas Lam, M.D. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.50+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Eric Chin (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.51+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Adrian Vazquez, M.D. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.52+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Albert Young, M.D. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.53+
Employment Agreement, dated June 8, 2020, between Network Medical Management, Inc. and Brandon Sim (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

Exhibit No.	Description
10.54
Amended and Restated Credit Agreement dated as of June 16,2021, by and among Apollo Medical Holdings Inc., as Borrower, the Lenders from time to time party thereto, and Truist Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender. (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on August 6,2021).

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

APOLLO MEDICAL HOLDINGS, INC.

Date: February 28, 2022	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H.
Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: February 28, 2022	By:	/s/ Brandon Sim
Brandon Sim
Co-Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Thomas Lam, M.D., M.P.H. and Brandon Sim, and each of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ Thomas Lam	Co-Chief Executive Officer (Principal Executive Officer), President, and Director	February 28, 2022
Thomas Lam, M.D., M.P.H.

By:	/s/ Brandon Sim	Co-Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Brandon Sim

By:	/s/ Eric Chin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022
Eric Chin

By:	/s/ Kenneth Sim	Executive Chairman, Director	February 28, 2022
Kenneth Sim, M.D

By:	/s/ Ernest Bates	Director	February 28, 2022
Ernest Bates, M.D.

By:	/s/ John Chiang	Director	February 28, 2022
John Chiang

By:	/s/ Weili Dai	Director	February 28, 2022
Weili Dai

By:	/s/ Michael Eng	Director	February 28, 2022
Michael Eng

By:	/s/ J. Lorraine Estradas	Director	February 28, 2022
J. Lorraine Estradas

By:	/s/ Mark Fawcett	Director	February 28, 2022
Mark Fawcett

By:	/s/ Mitchell Kitayama	Director	February 28, 2022
Mitchell Kitayama

By:	/s/ Linda Marsh	Director	February 28, 2022
Linda Marsh

By:	/s/ Matthew Mazdyasni	Director	February 28, 2022
Matthew Mazdyasni

By:	/s/ David Schmidt	Director	February 28, 2022
David Schmidt