Form 10-Q
period 2022-03-31
Apollo Medical Holdings, Inc.
filed 2022-05-10
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of April 28, 2022, there were 56,048,564 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

APOLLO MEDICAL HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
AKM	AKM Medical Group, Inc.
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
AP-AMH 2	AP-AMH 2 Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APCMG	Access Primary Care Medical Group
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
CAIPA MSO	CAIPA MSO, LLC
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group of Southern California
GPDC	Global and Professional Direct Contracting
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	independent practice association
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners, LLC
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Sun Labs	Sun Clinical Laboratories
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	variable interest entity
ZLL	ZLL Partners, LLC

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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions, any projections of earnings, revenue, or other financial items, such as projected payments from CMS and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements regarding the outlook on our NGACO, GPDC model, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
    Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2022	December 31, 2021

Assets

Current assets
Cash and cash equivalents	$237,942	$233,097
Investments in marketable securities	42,893	53,417
Receivables, net	55,280	10,608
Receivables, net – related parties	76,410	69,376
Other receivables	13,260	9,647
Prepaid expenses and other current assets	14,631	18,637
Loan receivable – related party	4,000	4,000

Total current assets	444,416	398,782

Non-current assets
Land, property, and equipment, net	70,366	53,186
Intangible assets, net	80,148	82,807
Goodwill	252,379	253,039
Loans receivable	549	569
Investments in other entities – equity method	44,383	41,715
Investments in privately held entities	896	896
Operating lease right-of-use assets	14,770	15,441
Other assets	4,424	5,928

Total non-current assets	467,915	453,581

Total assets (1)	$912,331	$852,363

Liabilities, mezzanine equity, and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$48,252	$43,951
Fiduciary accounts payable	6,305	10,534
Medical liabilities	95,758	55,783
Income taxes payable	4,894	652
Dividend payable	556	556
Finance lease liabilities	543	486
Operating lease liabilities	2,625	2,629
Current portion of long-term debt	1,503	780

	March 31, 2022	December 31, 2021

Total current liabilities	160,436	115,371

Non-current liabilities
Deferred tax liability	9,686	9,127
Finance lease liabilities, net of current portion	1,172	973
Operating lease liabilities, net of current portion	12,558	13,198
Long-term debt, net of current portion and deferred financing costs	183,101	182,917
Other long-term liabilities	13,706	14,777

Total non-current liabilities	220,223	220,992

Total liabilities (1)	380,659	336,363

Commitments and contingencies (Note 12)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation	52,151	55,510

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 44,845,059 and 44,630,873 shares issued and outstanding, excluding 10,925,702 and 10,925,702 treasury shares, as of March 31, 2022 and December 31, 2021, respectively	45	45
Additional paid-in capital	316,047	310,876
Retained earnings	157,893	143,629
	473,985	454,550

Non-controlling interest	5,536	5,940

Total stockholders’ equity	479,521	460,490

Total liabilities, mezzanine equity, and stockholders’ equity	$912,331	$852,363
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $585.9 million and $567.0 million as of March 31, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $111.0 million and $91.7 million as of March 31, 2022 and December 31, 2021, respectively. The VIE balances do not include $529.6 million of investment in affiliates and $25.2 million of amounts due from affiliates as of March 31, 2022 and $802.8 million of investment in affiliates and $6.6 million of amounts due to affiliates as of December 31, 2021 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 16 – Variable Interest Entities (VIEs) for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue
Capitation, net	$222,060	$144,740
Risk pool settlements and incentives	18,075	18,010
Management fee income	10,473	8,550
Fee-for-service, net	11,095	3,086
Other income	1,555	1,672

Total revenue	263,258	176,058

Operating expenses
Cost of services, excluding depreciation and amortization	220,730	140,616
General and administrative expenses	11,943	9,464
Depreciation and amortization	4,374	4,197

Total expenses	237,047	154,277

Income from operations	26,211	21,781

Other expense
Income (loss) from equity method investments	1,433	(677)
Interest expense	(1,073)	(1,523)
Interest income	46	349
Unrealized loss on investments	(8,962)	—
Other income	613	1,304

Total other expense, net	(7,943)	(547)

Income before provision for income taxes	18,268	21,234

Provision for income taxes	6,195	6,776

Net income	12,073	14,458

Net (loss) income attributable to non-controlling interest	(2,191)	1,307

Net income attributable to Apollo Medical Holdings, Inc.	$14,264	$13,151

Earnings per share – basic	$0.32	$0.31

Earnings per share – diluted	$0.31	$0.30
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2022	$55,510	44,630,873	$45	$310,876	$143,629	$5,940	$460,490
Net (loss) income	(3,129)	—	—	—	14,264	938	15,202
Purchase of non-controlling interest	—	—	—	—	—	(200)	(200)
Sale of non-controlling interest	—	—	—	—	—	36	36
Share buy back	(230)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	81,779	—	—	—	—	—
Shares issued for exercise of options and warrants	—	124,735	—	1,573	—	—	1,573
Share-based compensation	—	—	—	3,055	—	—	3,055
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Dividends	—	—	—	—	—	(1,178)	(1,178)
Balance at March 31, 2022	$52,151	44,845,059	$45	$316,047	$157,893	$5,536	$479,521

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2021	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income	760	—	—	—	13,151	547	13,698
Purchase of non-controlling interest	(150)	—	—	—	—	(75)	(75)
Sale of non-controlling interest	—	—	—	—	—	37	37
Shares issued for vesting of restricted stock awards	—	7,689	—	—	—	—	—
Shares issued for exercise of options and warrants	—	421,002	1	4,255	—	—	4,256
Purchase of treasury shares	—	(34,158)	—	(342)	—	—	(342)
Share-based compensation	—	—	—	1,346	—	—	1,346
Cancellation of restricted stock awards	—	(5,281)	—	(144)	—	—	(144)
Balance at March 31, 2021	$114,847	42,638,389	$43	$266,126	$82,922	$596	$349,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$12,073	$14,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,374	4,197
Amortization of debt issuance cost	237	351
Share-based compensation	3,055	1,346
Unrealized loss (gain) from investment in equity securities	10,556	(9)
(Income) loss from equity method investments	(1,433)	677
Unrealized gain on interest rate swaps	(1,593)	—
Deferred tax	1,985	(921)
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(44,673)	(9,390)
Receivables, net – related parties	(6,865)	(17,612)
Other receivables	(3,613)	(223)
Prepaid expenses and other current assets	4,171	7,165
Right-of-use assets	672	836
Other assets	2,016	(192)
Accounts payable and accrued expenses	3,735	3,915
Fiduciary accounts payable	(4,229)	(2,771)
Medical liabilities	39,974	1,149
Income taxes payable	4,241	7,835
Operating lease liabilities	(645)	(859)
Net cash provided by operating activities	24,038	9,952

Cash flows from investing activities
Payments for business acquisition, net of cash acquired and shares issued	(999)	—
Proceeds from repayment of loans receivable – related parties	19	16
Purchases of marketable securities	(21)	(332)
Purchases of property and equipment	(17,489)	(98)
Proceeds from sale of marketable securities	—	1,106
Distribution from investment - equity method	200	—
Contribution to investment - equity method	(1,435)	—
Net cash (used in) provided by investing activities	(19,725)	692

Cash flows from financing activities
Dividends paid	(1,178)	(4)
Repayment of long-term debt	(52)	(2,434)
Payment of finance lease obligations	(141)	(27)
Proceeds from the exercise of stock options and warrants	1,573	4,256
Repurchase of shares	(230)	(342)
Distribution to non-controlling interest	—	(225)
Proceeds from sale of non-controlling interest	38	38
Purchase of non-controlling interest	(200)	—
Borrowings on loans	722	—
Net cash provided by financing activities	532	1,262

	Three Months Ended March 31,
	2022	2021

Net increase in cash, cash equivalents, and restricted cash	4,845	11,906

Cash, cash equivalents, and restricted cash, beginning of period	233,097	193,970

Cash, cash equivalents, and restricted cash, end of period	$237,942	$205,876

Supplementary disclosures of cash flow information:
Cash paid for income taxes	$—	$40
Cash paid for interest	845	1,277

Supplemental disclosures of non-cash investing and financing activities
Fixed asset obtained in exchange for finance lease liabilities	$398	$—
Common stock issued in business combination	$1,000	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$237,942	$205,876

	December 31,
	2021	2020
Cash and cash equivalents	$233,097	$193,470
Restricted cash – current	—	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$233,097	$193,970

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

Headquartered in Alhambra, California, ApolloMed’s subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and an accountable care organization (“ACO”) participating in the GPDC model. NMM and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the following brands: (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc. (“Alpha Care”), and (iii) Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”). These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). The Company’s ACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.

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
As part of the series of transactions, in September 2019, APC and AP-AMH entered into a Second Amendment to the Series A Preferred Stock Purchase Agreement clarifying the term excluded assets (“Excluded Assets”). Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred equal to the Series A Purchase Price, (ii) the assets of the Company that are not Healthcare Services Assets, including the Company’s equity interests in Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
APC’s ownership in ApolloMed was 19.61% as of March 31, 2022 and 19.68% as of December 31, 2021.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of March 31, 2022, APC owned 44.50% of CDSC’s capital stock. In accordance with relevant accounting guidance, CDSC is determined to be a VIE of APC and is consolidated by APC.
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
DMG is a professional medical California corporation and a complete outpatient imaging center. APC accounted for its 40% investment in DMG, under the equity method of accounting. In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $8.5 million as of March 31, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) and a 50% interest in each of One MSO, LLC (“One MSO”), Tag-6 Medical Investment Group, LLC (“Tag 6”), and Tag-8 Medical Investment Group, LLC (“Tag 8”). These entities own buildings that are currently leased to tenants, as well as vacant land that is being developed. MPP, AMG Properties, and ZLL are 100% owned subsidiaries of APC and are included in the consolidated financial statements. In April 2021, Tag 8 entered into a loan agreement with MUFG Union Bank N.A. with APC as their guarantor, causing the Company to reevaluate their consolidation of Tag 8. Based on the reevaluation and in accordance with relevant accounting guidance, it was concluded that Tag 8 is a VIE and is consolidated by APC. One MSO and Tag 6 are accounted for as equity method investments, as APC has the ability to exercise significant influence, but not control over the operations of the entity. These purchases are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.

In July 2021, AP-AMH 2, a VIE of the Company, purchased an 80% equity interest (on a fully diluted basis) in Access Primary Care Medical Group (“APCMG”), a primary care physicians’ group focused on providing high-quality care to senior patients in the northern California cities of Daly City and San Francisco. As a result, APCMG is consolidated by the Company.

In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company (see Note 3). The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of at $4.2 million at March 31, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.

NGACO, GPDC / ACO REACH
APAACO began participating in the NGACO Model of CMS in January 2017. The NGACO Model was a CMS program that allowed provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model. With the ending of the NGACO Model on December 31, 2021, APAACO applied, and has been selected by CMS, to participate as a Direct Contracting Entity (“DCE”) in the standard track of CMS’s GPDC Model for Performance Year 2022 (“PY22”), beginning January 1, 2022. CMS has since redesigned the GPDC Model in response to Administration priorities, including their commitment to advancing health equity, stakeholder feedback, and participant experience, and renamed the GPDC Model to ACO Realizing Equity, Access, and Community Health (“ACO REACH”) Model. The ACO REACH Model will begin participation on January 1, 2023.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheets at December 31, 2021, have been derived from the Company’s audited consolidated financial statements, but do not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of March 31, 2022 and December 31, 2021, and the consolidated statements of income for the three months ended March 31, 2022 and 2021, include the accounts of (1) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, and APAACO, and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, and DMG; (2) AP-AMH 2’s consolidated subsidiary, APCMG; (3) AMM’s consolidated VIEs, SCHC and AMH; (4) NMM’s VIE, APC; (5) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, and its VIEs, CDSC, APC-LSMA, ICC, and Tag 8; and (6) APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of March 31, 2022 and December 31, 2021, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $282.4 million and $285.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Investments in Marketable Securities
Investments in marketable securities consist of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates from four months to 24 months. As of March 31, 2022 and December 31, 2021, certificates of deposit amounted to approximately $25.0 million and $25.0 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
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
Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its IPO in June 2021 and Clinigence Holdings, Inc. (“Clinigence”). The common stock of a payor partner were acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. In September 2021, ApolloMed and Clinigence entered into a stock purchase agreement in which ApolloMed purchased shares of common stock, warrants, and potentially additional common stock if certain metrics are not met (“contingent equity securities”) for $3.0 million. The common stock is included in investments in marketable securities and the warrants and contingent equity securities are classified as derivatives and included in other assets and prepaid expenses and other current assets, respectively, in the accompanying consolidated balance sheets. See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies - Derivative Financial Instruments” in the accompanying consolidated financial statements for information on the treatment of the derivative instruments.
As of March 31, 2022 and December 31, 2021, the equity securities were approximately $17.8 million and $28.4 million, respectively, in the accompanying consolidated balance sheets. For the three months ended March 31, 2022, the Company recognized unrealized losses of $10.6 million on all equity securities in unrealized loss on investments in the accompanying consolidated statements of income.
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

The Company’s loan receivable – related party consist of promissory notes from a related party payee that accrues interest per annum.
Capitation and claims receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of recoverable claims paid related to the 2021 APAACO performance year to be administered following instructions from CMS for the NGACO program, receivables from GPDC capitation revenue for the 2022 performance year, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.

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
Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021

Commercial	$42,140	$32,266
Medicare	133,659	64,677
Medicaid	71,663	69,664
Other third parties	15,796	9,451
Revenue	$263,258	$176,058

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended March 31,
	2022	2021

Payor A	*	12.8%
Payor B	*	10.5%
Payor C	10.6%	16.9%
Payor D	30.4%	*
*    Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of March 31, 2022	As of December 31, 2021

Payor D	19.0%	*
Payor E	28.0%	45.0%
Payor F	19.0%	30.0%
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
The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2022, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$96,213	$—	$—	$96,213
Marketable securities – certificates of deposit	25,046	—	—	25,046
Marketable securities – equity securities	13,577	4,270	—	17,847
Contingent equity securities	—	—	4,270	4,270
Warrants	—	1,135	—	1,135
Interest rate swaps	—	522	—	522
Total assets	$134,836	$5,927	$4,270	$145,033

Liabilities
APCMG contingent consideration	—	—	1,000	1,000
Total liabilities	$—	$—	$1,000	$1,000

*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$114,665	$—	$—	$114,665
Marketable securities – certificates of deposit	25,024	—	—	25,024
Marketable securities – equity securities	24,123	4,270	—	28,393
Contingent equity securities	—	—	4,270	4,270
Warrants	—	1,145	—	1,145
Total assets	$163,812	$5,415	$4,270	$173,497

Liabilities
Interest rate swaps	$—	$1,071	$—	$1,071
APCMG contingent consideration	$—	$—	$1,000	$1,000
Total liabilities	$—	$1,071	$1,000	$2,071
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the three months ended March 31, 2022.
Intangible Assets and Long-Lived Assets
Intangible assets with finite lives include network-payor relationships, management contracts, member relationships, subscriber relationships, and developed technology and are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized using the accelerated method based on the discounted cash flow rate or using the straight-line method.
Intangible assets with finite lives also include a patient management platform, as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization and impairment losses, and are amortized using the straight-line method.
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2022 and 2021.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three months ended March 31, 2022 and 2021.
Investments in Other Entities — Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under income (loss) from equity method investments and also is adjusted by contributions to, and distributions from, the investee. Equity method investments are subject to impairment evaluation. There was no impairment loss recorded related to equity method investments for the years ended March 31, 2022 and 2021.
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
Fiduciary Cash and Payable

The consolidated IPAs collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $6.3 million and $10.5 million as of March 31, 2022 and December 31, 2021, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments

Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.

The estimated fair value of the interest rate swap agreements was determined using Level 2 inputs. As of March 31, 2022 the fair value of the interest rate swap was $0.5 million and is presented within other assets in the accompanying consolidated balance sheets. As of December 31, 2021, the fair value of the interest rate swap was $1.1 million and is presented within other long-term liabilities in the accompanying consolidated balance sheets.
Warrants
In September 2021, ApolloMed and Clinigence entered into a stock purchase agreement in which ApolloMed purchased shares of common stock and warrants for $3.0 million. The purchased warrants are considered derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The warrants are classified as a Level 2 instrument as the estimated fair value of the warrants were determined using the Black-Scholes option pricing model and inputs from observable market data. As of March 31, 2022 and December 31, 2021, the fair value of the derivative instrument was $1.1 million and $1.1 million, respectively, and is presented within other assets in the accompanying consolidated balance sheets.

Contingent Equity Securities

In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Clinigence, ApolloMed is entitled to additional common stock if Clinigence does not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model, which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. As of March 31, 2022 and December 31, 2021, the contingent consideration was valued at $4.3 million, and is presented within prepaid and other current assets in the accompanying consolidated balance sheets.
Revenue Recognition
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third-party payors (e.g., hospitals and IPAs); and (v) individual patients and clients.
Nature of Services and Revenue Streams
Revenue primarily consists of capitation revenue, risk pool settlements and incentives, GPDC revenue, management fee income, and FFS revenue. Revenue is recorded in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the customer. The following is a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.

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

GPDC Capitation Revenue

CMS contracts with Direct Contracting Entities (“DCEs”), which is composed of health care providers operating under a common legal structure and accepts financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries aligned to the entity. The combination of the FFS model and the GPDC model changes the distribution of responsibilities, risks, costs, and rewards among CMS, DCEs, and providers. By entering into a contract with CMS, a DCE voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. Each DCE bears the economic costs, and reaps the economic rewards, of fulfilling its responsibilities and managing its risks as a DCE. APAACO has applied, and been accepted, to participate in the GPDC Model for Performance Year 2022, beginning January 1, 2022.

For each performance year, CMS will pay a total benchmark amount, determined unilaterally by CMS in advance but subject to prospective adjustments throughout the year, for the totality of care provided to the DCE’s population of aligned beneficiaries over the course of that year. The benchmark is net of a quality withholding applied by CMS. At the end of each performance year, a portion, or all, of the quality withholding can be earned based on APAACO’s performance. GPDC capitation revenue is recognized based on the estimated transaction price to transfer the service for a distinct increment of the series (i.e. month) and is recognized net of quality incentives/penalties.
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
NGACO AIPBP Revenue
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage direct care and pay providers based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation-like AIPBP payments from CMS on a monthly basis to pay claims from in-network providers. The Company records such AIPBPs received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided, and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS, while claims from APAACO’s in-network contracted providers are paid by APAACO. The Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO AIPBP revenues monthly. Excess AIPBPs over claims paid, plus an estimate for the related IBNR claims (see Note 8), are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess AIPBPs for the performance year and the excess is refunded to CMS.

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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and therefore this shared risk pool revenue is considered fully constrained. With the ending of the NGACO Model on December 31, 2021, the Company no longer receives AIPBPs but remains eligible to recognize any shared savings or loss for performance year 2021 upon issuance of the settlement report from CMS.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $20.0 million and $16.8 million as of March 31, 2022 and December 31, 2021, respectively, and is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the three months ended March 31, 2022, $0.5 million of the Company’s contract liability accrued in 2021 has been recognized as revenue.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. As of March 31, 2022 and December 31, 2021, APC’s shares were not redeemable, nor was it probable the shares would become redeemable.
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
Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires the entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted ASU 2021-08 on January 1, 2022. The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

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

3.    Business Combinations and Goodwill

Orma Health, Inc., and Provider Growth Solutions LLC (together, “Orma Health”)

On January 27, 2022, the Company acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”) for $1.0 million in cash and $1.0 million in the Company’s capital stock. Orma Health’s real-time Clinical AI platform ingests data from multiple sources and utilizes advanced risk-stratification models to identify patients for various clinical programs, including remote patient monitoring (“RPM”), mental health support, chronic disease management, and more. Its clinical platform is also deeply integrated with Orma Health’s proprietary RPM ecosystem, which consists of smart health devices and a suite of technology tools to help manage patients’ health.

APCMG

In July 2021, the Company acquired an 80% equity interest (on a fully diluted basis) in APCMG for an aggregate purchase price of $2.0 million. As part of the transaction, the Company paid $1.0 million in cash and the remaining amount will be paid out in cash as a contingent consideration related to APCMG’s financial performance for fiscal year 2022 (“APCMG contingent consideration”). The APCMG contingent consideration is met if gross revenue and earnings before interest, taxes, and depreciation, and amortization (“EBITDA”) targets exceed a threshold for fiscal year 2022. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of gross revenue and EBITDA and assigned probabilities to each such scenario in determining fair value. As of March 31, 2022, the contingent consideration is valued at $1.0 million and was included within other long-term liabilities in the accompanying consolidated balance sheets.

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

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations from the acquisitions have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the three months ended March 31, 2022 was as follows (in thousands):

Balance, January 1, 2022	$253,039
Acquisitions	1,086
Adjustments	(1,746)
Balance, March 31, 2022	$252,379

4.    Intangible Assets, Net
At March 31, 2022, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross March 31, 2022	Accumulated Amortization	Net March 31, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(87,618)	63,061
Management contracts	15	22,832	(13,998)	8,834
Member relationships	12	8,997	(4,976)	4,021
Patient management platform	5	2,060	(1,777)	283
Trade names/trademarks	20	1,011	(219)	792
Subscriber relationships	5	235	—	235
Developed technology	6	772	—	772
		$188,736	$(108,588)	$80,148
At December 31, 2021, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2021	Accumulated Amortization	Net December 31, 2021
Indefinite lived assets:
Medicare license	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-15	150,679	(84,865)	65,814
Management contracts	15	22,832	(13,563)	9,269
Member relationships	12	8,997	(4,606)	4,391
Patient management platform	5	2,060	(1,682)	378
Tradename/trademarks	20	1,011	(206)	805
		$187,729	$(104,922)	$82,807
Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $3.7 million and $3.8 million for the three months ended March 31, 2022 and 2021.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2022 (excluding the three months ended March 31, 2022)	$10,168
2023	11,804
2024	10,735
2025	9,558
2026	8,505
Thereafter	27,228

Total	$77,998

5.    Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following (in thousands):

	December 31, 2021	Allocation of Income (Loss)	Funding	Distribution	March 31, 2022
LaSalle Medical Associates – IPA Line of Business	$3,034	$1,258	$—	$—	$4,292
Pacific Medical Imaging & Oncology Center, Inc.	1,719	6	—	—	1,725
531 W. College, LLC – related party	17,230	(182)	—	—	17,048
One MSO, LLC – related party	2,910	137	—	(200)	2,847
Tag-6 Medical Investment Group, LLC – related party	4,830	66	1,435	—	6,331
CAIPA MSO, LLC	11,992	148	—	—	12,140
	$41,715	$1,433	$1,435	$(200)	$44,383
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care. In September 2021, APC-LSMA sold 21.25% of its interest in LMA back to Dr. Arteaga for $6.4 million, which resulted in APC-LSMA owning a 25% interest in LMA as of March 31, 2022.
APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended March 31, 2022 and 2021, APC recognized income from this investment of $1.3 million and a loss of $0.7 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $4.3 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively.

LMA’s summarized balance sheets at March 31, 2022 and December 31, 2021, and summarized statements of income for the three months ended March 31, 2022 and 2021, with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	March 31, 2022	December 31, 2021
Assets

Cash and cash equivalents	$10,712	$6,619
Restricted cash	698	696
Receivables, net	6,080	2,269
Loan receivable	2,250	2,250

Total assets	$19,740	$11,834

Liabilities and Stockholders’ Deficit
Current liabilities	$34,530	$32,405
Stockholders’ deficit	(14,790)	(20,571)

Total liabilities and stockholders’ deficit	$19,740	$11,834
Statements of Operations

	Three Months Ended March 31,
	2022	2021

Revenues	$67,566	$47,224
Expenses	61,786	48,776

Net income (loss)	$5,780	$(1,552)

Pacific Medical Imaging and Oncology Center, Inc.
APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA purchased a 40% ownership interest in PMIOC. Incorporated in California in 2004, PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high-quality diagnostic services, such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry, and digital mammography, at its facilities.

APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. Under the Ancillary Service Contract, APC paid PMIOC fees of approximately $0.7 million and $0.5 million, for the three months ended March 31, 2022 and 2021, respectively. APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended March 31, 2022 and 2021, APC recognized income from this investment of approximately $6,700 and a loss from this investment of $15,000, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets had investment balances of $1.7 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively.

531 W. College LLC – Related Party
APC has a 50% ownership in 531 W. College LLC and accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. 531 W. College, LLC owns a former hospital campus in Los Angeles that is now leased to tenants.
For the three months ended March 31, 2022 and 2021, APC recognized a loss from this investment of $0.2 million and $0.1 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $17.0 million and $17.2 million at March 31, 2022 and December 31, 2021, respectively.
One MSO, LLC – Related Party
APC has a 50% interest in One MSO. One MSO owns an office building in Monterey Park, California that is leased to tenants, including NMM. For the three months ended March 31, 2022 and 2021, APC recognized income of $0.1 million and $0.1 million in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.8 million and $2.9 million at March 31, 2022 and December 31, 2021, respectively.

Tag-6 Medical Investment Group, LLC — Related Party

APC has a 50% interest in Tag 6. Tag 6 leases its building to tenants and shares common ownership with certain board members of APC and as such is considered a related party. For the three months ended March 31, 2022, APC recognized income of $66,000 in the accompanying consolidated statements of income. APC did not recognize any income during the three months ended March 31, 2021. The accompanying consolidated balance sheets include the Tag 6 investment of $6.3 million and $4.8 million at March 31, 2022 and December 31, 2021, respectively.

CAIPA MSO, LLC

In August 2021, ApolloMed purchased 30% interests in CAIPA MSO, LLC for $11.7 million. CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d/b/a Coalition of Asian-American IPA (“CAIPA”), a leading independent practice association serving the greater New York City area.

ApolloMed accounts for its investment in CAIPA MSO under the equity method of accounting as ApolloMed has the ability to exercise significant influence, but not control over CAIPA MSO’s operations. For the three months ended March 31, 2022 and 2021, ApolloMed recognized income from investment of $0.1 million and $0, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $12.1 million and $12.0 million as of March 31, 2022 and December 31, 2021, respectively.

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
AchievaMed
In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investments in privately held entities in the accompanying consolidated balance sheets as of March 31, 2022.

6.    Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Pacific6
In October 2020, NMM received a promissory note from Pacific6 totaling $0.5 million as a result of the sale of the Company’s interest in MWN. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan receivable – related party
AHMC
In October 2020, APC entered into a promissory note with AHMC (the “AHMC Note”) for a principal amount of $4.0 million with a maturity date of April 2022. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. As of March 31, 2022, the total principal of $4.0 million remains outstanding. One of the Company’s board members is an officer of AHMC.
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

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$9,868	$9,583
Capitation payable	3,525	2,697
Subcontractor IPA payable	1,918	1,587
Professional fees	900	878
Due to related parties	2,339	2,301
Contract liabilities	20,028	16,798
Accrued compensation	9,674	10,107
Total accounts payable and accrued expenses	$48,252	$43,951

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
Medical liabilities, beginning of period	$55,783	$50,330

Components of medical care costs related to claims incurred:
Current period	153,535	83,329
Prior periods	(175)	(2,018)
Total medical care costs	153,360	81,311
Payments for medical care costs related to claims incurred:
Current period	(70,120)	(41,713)
Prior periods	(44,035)	(39,344)
Total paid	(114,155)	(81,057)
Adjustments	770	895

Medical liabilities, end of period	$95,758	$51,479

9.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Revolver Loan	$180,000	$180,000
Real Estate Loans	7,344	7,396
Construction Loan	1,291	569
Total debt	188,635	187,965

Less: Current portion of debt	(1,503)	(780)
Less: Unamortized financing costs	(4,031)	(4,268)

Long-term debt	$183,101	$182,917
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of March 31, 2022 and December 31, 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2022 (excluding the three months ended March 31, 2022)	$1,450
2023	215
2024	222
2025	6,748
2026 and thereafter	180,000

Total	$188,635

Amended Credit Agreement

On June 16, 2021, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement” and the credit facility thereunder, the “Amended Credit Facility”) with Truist Bank, in its capacity as administrative agent for the lenders, issuing bank, swingline lender and lender, Truist Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Preferred Bank, Royal Bank of Canada, and Fifth Third Bank, National Association, in their capacities as joint lead arrangers and/or lenders, and the lenders from time to time party thereto, to, among other things, amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, Truist Bank, and certain lenders thereto (the credit facility thereunder, the “Credit Facility”), in its entirety. The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million. The revolving credit facility will be used to, among other things, refinance certain existing indebtedness of the Company and certain subsidiaries, finance certain future acquisitions and investments, and provide for working capital needs and other general corporate purposes. Under the Amended Credit Agreement, the terms and conditions of the Guaranty and Security Agreement (the “Guaranty and Security Agreement”) between the Company, NMM and Truist Bank remain in effect.
The Company is required to pay an annual agent fee of $50,000 and an annual facility fee of 0.175% to 0.350% on the available commitments under the Amended Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company will pay fees for standby letters of credit at an annual rate equal to 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. The Company is also required to pay customary fees between the Company and Truist Bank, the lead arranger of the Amended Credit Agreement.
Generally, amounts borrowed under the Amended Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of March 31, 2022, the interest rate on the Credit Agreement was 2.38%. Borrowings under the Amended Credit Agreement may be prepaid at any time without penalty. If LIBOR ceases to be reported under the Amended Credit Agreement, the Company will use the secured overnight financing rate or the Company and the Agent will agree to an alternative rate of interest.

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
In the ordinary course of business, certain of the lenders under the Amended Credit Agreement and their affiliates have provided to the Company and its subsidiaries and the associated practices, and may in the future provide, (i) investment banking, commercial banking, cash management, foreign exchange, or other financial services, and (ii) services as a bond trustee and other trust and fiduciary services, for which they have received compensation and may receive compensation in the future.

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At March 31, 2022 and December 31, 2021, the unamortized deferred financing cost was $4.0 million and $4.3 million, respectively.
Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of this purchase, APC assumed the existing loans held by MPP, AMG Properties, and ZLL.
MPP

On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan was $6.1 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of March 31, 2022, the balance outstanding was $6.1 million. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties

On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan was $0.7 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of March 31, 2022, the balance outstanding was $0.7 million. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

ZLL

On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan was $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of March 31, 2022, the balance outstanding was $0.6 million. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.

The Construction Loan allows Tag 8 to borrow up to $10.7 million with a maturity date of December 1, 2022 (“Construction Loan Term”). Interest rate is equal to an index rate determined by the bank. Monthly interest payments began on May 1, 2021, or can become part of the principal and bear interest. If construction is completed and, there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an extended maturity date of December 1, 2032 (“Permanent Loan Term”). Upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning January 1, 2023. From January 1, 2023 until December 1, 2023, the interest rate will be 2.0% per annum in excess of the LIBOR rate. As of March 31, 2022, the likelihood of the construction being completed by the maturity date was remote. The outstanding balance as of March 31, 2022 was $1.3 million and was recorded as a current portion of long-term debt in the accompanying consolidated balance sheets. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2022 and 2021, was 1.78% and 2.08%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2022 and 2021, of $0.2 million and $0.3 million, respectively.

Lines of Credit

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
10.    Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature of the APC shares (see Note 2) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interest in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable, as of March 31, 2022 and December 31, 2021.
Stockholders’ Equity

As of March 31, 2022, 140,954 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.

Treasury Stock
APC owned 10,925,702 shares of ApolloMed’s common stock as of March 31, 2022 and December 31, 2021, which are legally issued and outstanding but excluded from shares of common stock outstanding in the consolidated financial statements, as such shares are treated as treasury shares for accounting purposes.
Dividends
During the three months ended March 31, 2022 and 2021, CDSC paid dividends of $1.5 million and $0, respectively.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three months ended March 31, 2022 and 2021, and associated with the issuance of restricted shares of common stock and vesting of stock options, which are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$780	$589
Restricted stock	2,275	757
Total stock-based compensation expense	$3,055	$1,346
Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2022, was $21.6 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2022	813,965	$22.74	3.20	$41.6
Options granted	75,271	55.07	—	—
Options exercised	(38,500)	17.37	—	0.9
Options forfeited	—	—	—	—

Options outstanding at March 31, 2022	850,736	$25.84	2.94	$22.8

Options exercisable at March 31, 2022	591,725	$9.33	1.79	$20.7
During the three months ended March 31, 2022, options were exercised for 38,500 shares of the Company’s common stock, resulting in proceeds of $0.7 million. During the three months ended March 31, 2021, no stock options were exercised.
During the three months ended March 31, 2022, the Company granted 75,271 stock options to certain ApolloMed employees and Board members. The options granted during the three months ended March 31, 2022 were recognized at fair value, as determined using the Black-Scholes option pricing model as follows:

March 31, 2022
Expected term	2.00 years - 2.25 years
Expected volatility	71.47% - 75.15%
Risk-free interest rate	1.02% - 1.06%
Market value of common stock	$20.23 - $22.73
Annual dividend yield	0%
Forfeiture rate	0%
Restricted Stock
The Company grants restricted stock to officers and employees which are earned based on service conditions. The grant date fair value of the restricted stock is that day’s closing market price of the Company’s common stock. During the three months ended March 31, 2022, the Company granted restricted stock totaling 76,828 shares, including 49,124 restricted stock with performance conditions, with a weighted average grant date fair value of $50.76. Restricted stock with performance conditions are recognized to the extent the performance conditions are probable of being achieved. The grant date fair value of restricted stock and restricted stock with performance conditions that are probable of being achieved were $3.9 million and will be recognized on a straight-line basis over the awards’ vesting period.
Warrants

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2022	1,001,740	10.49	0.94	63.1
Warrants granted	—	—	—	—
Warrants exercised	(86,235)	10.49	—	3.6
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at March 31, 2022	915,505	$10.49	0.69	$34.8

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$10.00	470,827	0.69	470,827	$10.00
11.00	444,678	0.69	444,678	$11.00

$ 10.00 – 11.00	915,505	0.69	915,505	$10.49
During the three months ended March 31, 2022 and 2021, common stock warrants were exercised for 86,235 and 421,002 shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $0.9 million and $4.3 million, respectively. The exercise price ranged from $10.00 to $11.00 per share for the exercises during the three months ended March 31, 2022, and $9.00 to $11.00 per share for the exercises during the three months ended March 31, 2021, respectively.

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

13.    Related-Party Transactions
During the three months ended March 31, 2022 and 2021, NMM earned approximately $6.3 million and $4.5 million, respectively, in management fees from LMA, which is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three months ended March 31, 2022 and 2021, APC paid approximately $0.7 million and $0.5 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three months ended March 31, 2022 and 2021, APC paid approximately $0 and $1.6 million, respectively, to DMG for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC. In October 2021, DMG was consolidated by Apollo. As such, DMG is no longer a related party.
During the three months ended March 31, 2022 and 2021, APC paid approximately $39,000 and $22,000, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three months ended March 31, 2022 and 2021, APC paid approximately $5,800 and $33,000, respectively, to Fresenius Medical Care (“Fresenius”) and its subsidiaries for services as a provider. During the three months ended March 31, 2022 and 2021, APAACO paid approximately $0.1 million and $0.2 million, respectively, to Fresenius and its subsidiaries for services as a provider. One of the Company’s board members is an officer of Fresenius and its subsidiaries.

During the three months ended March 31, 2022 and 2021, APC paid approximately $0.1 million and $21,000, respectively, to Fulgent Genetics, Inc. for services as a provider. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the three months ended March 31, 2022 and 2021, APC paid an aggregate of approximately $9.3 million and $7.4 million to shareholders, respectively, which included approximately $1.9 million and $1.7 million, respectively, to shareholders who are also officers of APC.
For the three months ended March 31, 2022 and 2021, SCHC paid approximately $0.1 million and $0.1 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.

During the three months ended March 31, 2022 and 2021, NMM paid approximately $0.4 million and $0.4 million, respectively, to One MSO for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three months ended March 31, 2022 and 2021, APC paid approximately $3.5 million and $0, respectively, to Arroyo Vista Family Health Center (“Arroyo Vista”) for services as a provider. The CEO of Arroyo Vista became a board member with the Company in 2021.
The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC Healthcare Inc. (“AHMC”) for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income received related to AHMC, HSMSO, and Aurion (in thousands):

	Three Months Ended March 31,
	2022	2021
AHMC – Risk pool, capitation, claims payment	$11,366	$13,097
HSMSO – Management fees, net	(80)	(77)
Aurion – Management fees	(75)	(75)

Receipts, net	$11,211	$12,945
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three months ended March 31, 2022 and 2021, the Company has recognized risk pool revenue under this agreement of $12.0 million and $16.9 million, respectively, of which $66.0 million and $58.4 million remained outstanding as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022 and 2021, NMM paid approximately $0 and $44,000, respectively, to an ApolloMed board member for consulting services.
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
For equity method investments and loans receivable from related parties, see Notes 5 and 6, respectively.

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
As of March 31, 2022, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.

The Company’s effective income tax rate for the three months ended March 31, 2022 and March 31, 2021, was 34.0% and 31.9%, respectively. The tax rate for the three months ended March 31, 2022, differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, non-deductible permanent items, and change in valuation allowance.
As of March 31, 2022, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through December 31, 2021, and for the years ended December 31, 2018 through December 31, 2021, respectively. The Company does not anticipate material changes to the unrecognized tax benefits within the next 12 months.

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
As of March 31, 2022 and December 31, 2021, APC held 10,925,702 shares of ApolloMed’s common stock, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2022	2021
Earnings per share – basic	$0.32	$0.31
Earnings per share – diluted	$0.31	$0.30
Weighted average shares of common stock outstanding – basic	44,681,218	42,336,434
Weighted average shares of common stock outstanding – diluted	45,994,868	43,566,189

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2022	2021
Weighted average shares of common stock outstanding – basic	44,681,218	42,336,434
Stock options	482,337	318,749
Warrants	729,422	811,787
Restricted stock awards	101,891	99,219
Weighted average shares of common stock outstanding – diluted	45,994,868	43,566,189

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

	March 31, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$142,862	$161,762
Investment in marketable securities	38,534	49,066
Receivables, net	23,539	7,251
Receivables, net – related party	69,948	62,180
Income taxes receivable	—	1,342
Other receivables	1,885	1,833
Prepaid expenses and other current assets	7,649	11,734
Loan receivable – related party	4,000	4,000
Amount due from affiliate	25,150	6,598
Total current assets	313,567	305,766

Non-current assets
Land, property, and equipment, net	68,598	49,547
Intangible assets, net	61,301	58,282
Goodwill	116,226	109,656
Loans receivable – related parties	69	89
Investment in affiliates	529,569	802,821
Investments in other entities – equity method	44,383	41,715
Investment in privately held entities	405	405
Operating lease right-of-use assets	4,644	4,953
Other assets	1,849	3,219

Total non-current assets	827,044	1,070,687

Total assets	$1,140,611	$1,376,453

Current liabilities
Accounts payable and accrued expenses	$14,700	$11,591
Fiduciary accounts payable	6,305	10,534
Medical liabilities	61,220	44,000
Income taxes payable	481	—
Dividends payable	556	556
Current portion of long-term debt	1,503	780
Finance lease liabilities	543	110

	March 31, 2022	December 31, 2021
Operating lease liabilities	1,249	1,250

Total current liabilities	86,557	68,821

Non-current liabilities
Long-term debt, net of current portion and deferred financing costs	7,063	7,114
Deferred tax liability	3,978	1,982
Finance lease liabilities, net of current portion	1,172	193
Operating lease liabilities, net of current portion	3,651	3,950
Other long-term liabilities	8,542	9,614

Total non-current liabilities	24,406	22,853

Total liabilities	$110,963	$91,674

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of four months to eight years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within one year. As of March 31, 2022 and December 31, 2021, assets recorded under finance leases were $1.5 million and $1.3 million, respectively, and accumulated depreciation associated with finance leases were $0.7 million and $0.6 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheets.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Operating lease cost	$1,574	$1,252

Finance lease cost
Amortization of lease expense	141	27
Interest on lease liabilities	20	3

Sublease income	(126)	(36)

Total lease cost, net	$1,609	$1,246

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,547	$1,196
Operating cash flows from finance leases	20	3
Financing cash flows from finance leases	141	27

	Three Months Ended March 31,
	2022	2021

Weighted Average Remaining Lease Term

Operating leases	6.09 years	6.68 years
Finance leases	3.31 years	3.42 years

Weighted Average Discount Rate

Operating leases	6.10%	6.10%
Finance leases	4.31%	3.00%
Future minimum lease payments under non-cancellable leases as of March 31, 2022, is as follows (in thousands):

March 31, 2022	Operating Leases	Finance Leases
2022 (excluding the three months ended March 31, 2022)	$2,645	$470
2023	3,303	539
2024	2,940	473
2025	2,648	310
2026	2,070	55
Thereafter	4,753	—

Total future minimum lease payments	18,359	1,847
Less: imputed interest	3,176	132
Total lease liabilities	15,183	1,715
Less: current portion	2,625	543
Long-term lease liabilities	$12,558	$1,172
As of March 31, 2022, the Company does not have additional operating and finance leases that have not yet commenced.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
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
Through our accountable care organization and a network of IPAs with more than 9,600 contracted physicians, we are responsible for coordinating care for approximately 1.2 million patients primarily in California as of March 31, 2022.

Recent and Other Developments
Jade Health Care Medical Group

    In April 2022, the Company completed the previously announced acquisition of 100% of the fully diluted capitalization of Jade Health Care Medical Group (“Jade Health”), a primary and specialty care physicians' group focused on providing high-quality care to local San Francisco Bay area communities. Jade Health is committed to delivering high-quality, affordable healthcare to Medicaid, Medicare, and Commercial members through its over 350 primary and specialty care providers. The transaction will add approximately 13,000 members, primarily located in the City and County of San Francisco and San Mateo County, to ApolloMed's membership under capitated arrangements.

Key Financial Measures and Indicators
Operating Revenues

Our revenue, which is recorded in the period in which services are rendered and earned, primarily consists of capitation revenue, risk pool settlements and incentives, GPDC revenue, management fee income, and FFS revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue
Capitation, net	$222,060	$144,740	$77,320	53%
Risk pool settlements and incentives	18,075	18,010	65	—%
Management fee income	10,473	8,550	1,923	22%
Fee-for-services, net	11,095	3,086	8,009	260%
Other income	1,555	1,672	(117)	(7)%
Total revenue	263,258	176,058	87,200	50%

Operating expenses
Cost of services, excluding depreciation and amortization	220,730	140,616	80,114	57%
General and administrative expenses	11,943	9,464	2,479	26%
Depreciation and amortization	4,374	4,197	177	4%
Total expenses	237,047	154,277	82,770	54%

Income from operations	26,211	21,781	4,430	20%

Other expense
Income (loss) from equity method investments	1,433	(677)	2,110	(312)%
Interest expense	(1,073)	(1,523)	450	(30)%
Interest income	46	349	(303)	(87)%
Unrealized loss on investments	(8,962)	—	(8,962)	(100)%
Other income	613	1,304	(691)	(53)%
Total other expense, net	(7,943)	(547)	(7,396)	*

Income before provision for income taxes	18,268	21,234	(2,966)	(14)%

Provision for income taxes	6,195	6,776	(581)	(9)%

Net income	12,073	14,458	(2,385)	(16)%

Net (loss) income attributable to non-controlling interest	(2,191)	1,307	(3,498)	(268)%

Net income attributable to Apollo Medical Holdings, Inc.	$14,264	$13,151	$1,113	8%
*    Percentage change of over 500%

Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended March 31, 2022, was $14.3 million, as compared to $13.2 million for the same period in 2021, an increase of $1.1 million.

Physician Groups and Patients
As of March 31, 2022 and 2021, we managed a total of 12 groups of affiliated physicians, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.2 million and 1.1 million, respectively.
Revenue
Our revenue for the three months ended March 31, 2022, was $263.3 million, as compared to $176.1 million for the three months ended March 31, 2021, an increase of $87.2 million, or 50%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $77.3 million driven by organic membership growth in our core IPAs and participation in a value-based Medicare fee-for-service model.
(ii) Fee for service increased by approximately $8.0 million driven by the consolidation of Sun Labs, beginning August 2021, and DMG, beginning October 2021, which contributed $6.3 million and increased visits to our surgery center, that had been partially closed in the prior year due to COVID-19, which contributed $1.2 million.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services for the three months ended March 31, 2022, were $220.7 million, as compared to $140.6 million for the same period in 2021, an increase of $80.1 million. The overall increase was primarily due to expected return to pre-COVID medical expense run rates and growth in membership which was commensurate to our increase in revenue.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2022, were $11.9 million, as compared to $9.5 million for the same period in 2021, an increase of $2.5 million, or 26%. The increase was primarily due to an increase in stock-based compensation and other general and administrative expenses to support operational growth.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2022, were $4.4 million, as compared to $4.2 million for the same period in 2021. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Other Expense
Other expense represents income, or loss, from equity method investments, interest expense, interest income, unrealized loss on investments, and other income. Our total other expense for the three months ended March 31, 2022 was $7.9 million compared to other expenses of $0.5 million in 2021, an increase of $7.4 million. The increase in other expense was due to unrealized loss on investments of $9.0 million and a decrease of $0.7 million due to a stimulus check received during the three months ended March 31, 2021 from the Provider Relief Fund. This was partially offset by an increase in income from equity method investments of $2.1 million.
The $9.0 million unrealized loss on investments is primarily driven by an unrealized loss of $10.6 million due to fluctuations in the stock price of a payor partner in which we hold shares. There was no unrealized gain or loss for the three months ended March 31, 2021 because the payor partner became a publicly traded company in June 2021. The unrealized loss was partially offset by an unrealized gain of $1.6 million due to fluctuations in Tag 8 and APC’s interest rate swap. These shares and interest rate swap are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc.
The $2.1 million increase in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the three months ended March 31, 2022, $1.3 million in income was recognized as compared to $0.7 million loss recognized for the three months ended March 31, 2021.

Provision for Income Taxes
Provision for income taxes was $6.2 million for the three months ended March 31, 2022, as compared to provision for income taxes of $6.8 million for the same period in 2021. This was due to a decrease in pre-tax income for the three months ended March 31, 2022, period as compared to the same period in 2021, as described above.
Net (Loss) Income Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests for the three months ended March 31, 2022, was $2.2 million, as compared to net income attributable to non-controlling interests for the three months ended March 31, 2021 of $1.3 million, respectively, a decrease of $3.5 million. The decrease was primarily driven by an unrealized loss resulting from a decreased fair value in our marketable securities related to shares held of a payor partner.

2022 Guidance
ApolloMed is raising its guidance for total revenue and the lower end of its guidance ranges for net income, EBITDA, and adjusted EBITDA, previously disclosed on March 14, 2022, as a result of strong organic membership growth and favorable membership mix. Net income and EBITDA include the impact of APC’s investment in a payer partner, which completed an initial public offering to become a publicly traded company in June 2021. As APC’s investment is an excluded asset solely for the benefit of APC and its shareholders, any gains or losses as a result of this investment do not affect the net income attributable to ApolloMed and adjusted EBITDA attributable to ApolloMed. The May 5, 2022, revised net income and EBITDA guidance ranges assume a stock price of the payer partner of $1.93. These assumptions are based on the Company’s existing business, current view of existing market conditions and assumptions for the year ending December 31, 2022.

($ in millions)	2022 Guidance Range		2022 Guidance Range
	(as of March 14, 2022)		(as of May 5, 2022)
	Low	High	Low	High
Total revenue	$1,030.0	$1,080.0	$1,055.0	$1,085.0
Net income	$33.0	$57.0	$38.0	$57.0
EBITDA	$72.0	$111.0	$81.0	$111.0
Adjusted EBITDA	$130.0	$166.0	$136.0	$166.0

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Forward-Looking Statements” below for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA*
	2022 Guidance Range
	(as of May 5, 2022)
(in thousands)
	Low	High
Net income	$38,000	$57,000
Interest expense	4,000	4,000
Provision for income taxes	20,000	31,000
Depreciation and amortization	19,000	19,000
EBITDA	81,000	111,000

Provider bonus payments	16,000	16,000
Stock-based compensation	13,000	13,000
APC excluded assets costs	9,000	9,000
Net loss adjustment for recently acquired IPAs	17,000	17,000
Adjusted EBITDA	$136,000	$166,000

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2022		2021

Net income	$12,073		$14,458
Interest expense	1,073		1,523
Interest income	(46)		(349)
Provision for income taxes	6,195		6,776
Depreciation and amortization	4,374		4,197
EBITDA	23,669		26,605

(Income) loss from equity method investments	(1,433)		677
Other income	(613)	(1)	(1,304)
Unrealized loss on investments	8,962		—
Stock-based compensation	3,055		1,346
APC excluded assets costs	750		—
Net loss adjustment for recently acquired IPAs	3,789		3,194
Adjusted EBITDA	$38,179		$30,518
(1) Other income excludes the impact of fair value of certain equity securities held by the Company.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net (loss) income. These measures are not in accordance with, or an alternative to, GAAP, and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, unrealized gain or loss, provider bonuses, APC excluded assets costs, stock-based compensation, net loss adjustment for recently acquired IPAs, and other income or expenses recognized that are not related to the Company’s normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.
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

Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at March 31, 2022, totaled $280.8 million as compared to $286.5 million at December 31, 2021. Working capital totaled $284.0 million at March 31, 2022, as compared to $283.4 million at December 31, 2021, an increase of $0.6 million.
We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitation contracts, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, and FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations through at least the next 12 months.
Our cash, cash equivalents, and restricted cash increased by $4.8 million from $233.1 million at December 31, 2021, to $237.9 million at March 31, 2022. Cash provided by operating activities for the three months ended March 31, 2022, was $24.0 million, as compared to cash provided by operating activities of $10.0 million for the three months ended March 31, 2021. The increase in cash provided by operating activities was primarily driven cash received from revenues and cash paid for cost of revenues and operating expenses, and changes in operating assets and liabilities, including the timing of income tax payments. Our primary source of cash provided by our operations are capitation revenues and timing of our risk pool and incentive settlements. Use of cash from our operating activities include payments to contracted physicians for providing patient care and personnel-related costs to support our continued growth in operations.
Cash used in investing activities during the three months ended March 31, 2022, was $19.7 million, primarily due to purchases of property and equipment of $17.5 million, payments for business acquisition of $1.0 million, and funding for an equity method investment of $1.4 million. The cash used in investing activities was partially offset by a distribution received from an equity method investment of $0.2 million. Cash provided by investing activities during the three months ended March 31, 2021, was $0.7 million, primarily due to proceeds from sale of marketable securities of $1.1 million offset by purchases of marketable securities of $0.3 million and purchases of property and equipment of $0.1 million.

Cash provided by financing activities during the three months ended March 31, 2022, was $0.5 million as compared to cash provided by financing activities of $1.3 million for the three months ended March 31, 2021. Cash provided by financing activities for the three months ended March 31, 2022 was primarily due to a borrowing on Tag 8’s Construction Loan for $0.7 million and proceeds from the exercise of options and warrants of $1.6 million. This was partially offset by dividend payment of $1.2 million, repurchase of shares of $0.2 million, purchase of non-controlling interest of $0.2 million and repayment of finance lease obligations of $0.1 million. Cash provided for the three months ended March 31, 2021 was due to proceeds from the exercise of stock options and warrants for $4.3 million offset by the Company’s repayment of term loan of $2.4 million, repurchase of shares $0.3 million, and distribution of non-controlling interest of $0.2 million.

Excluded Assets
In September 2019, APC and AP-AMH entered into Second Amendment to Series A Preferred Stock Purchase Agreement, which clarified the term “Excluded Assets”. “Excluded Assets” means (i) assets received from the sale of shares of the Series A Preferred Stock equal to the Series A Purchase Price (as defined in the purchase agreement), (ii) the assets of APC that are not Healthcare Services Assets (as defined in the purchase agreement), including APC’s equity interests in Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
The Excluded Assets as of March 31, 2022, are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of March 31, 2022 and December 31, 2021, the Excluded Assets balance consisted of the following (in thousands):

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$45,511	$62,540
Investment in marketable securities	38,534	49,066
Land, property, and equipment, net	59,150	42,114
Loan receivable – related parties	4,000	4,000
Investments in other entities – equity method	26,225	24,969
Other receivable and assets	584	936
Other liabilities	(295)	(1,178)
Long-term debt	(7,955)	(7,645)

Total Excluded Assets	$165,754	$174,802

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

March 31, 2022

Revolver Loan	$180,000
Real Estate Loans	7,344
Construction Loan	1,291
Total debt	188,635

Less: Current portion of debt	(1,503)
Less: Unamortized financing costs	(4,031)

Long-term debt	$183,101

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2022 (excluding the three months ended March 31, 2022)	$1,450
2023	215
2024	222
2025	6,748
2026 and thereafter	180,000

Total	$188,635
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
The Amended Credit Agreement requires the Company to comply with two key financial ratios, each calculated on a consolidated basis.

Covenant Ratios (1)	Requirement	March 31, 2022
Consolidated leverage ratio	Less than 3.75 to 1.00	1.04
Consolidated interest coverage ratio	Greater than 3.25 to 1.00	27.03
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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the three months ended March 31, 2022 and 2021, were 1.78% and 2.08%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2022 and 2021, of $0.2 million and $0.3 million, respectively.

Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase on the date of acquisition, APC assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively. Refer to Note 9 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

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

			Three months ended March 31, 2022
Entity	Intercompany Credit Facility	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$6,588	$6,588	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,362	5,362	—	—
BAHA	250	10%	4,066	3,945	—	—
	$23,250		$19,679	$19,558	$—	$—

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 — “Basis of Presentation” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

New Accounting Pronouncements
See Note 2 — “Basis of Presentation” to the accompanying consolidated financial statements for recently issued accounting pronouncements, including information on new accounting standards and the future adoption of such standards.

Off-Balance Sheet Arrangements
As of March 31, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of March 31, 2022, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. In addition, as of March 31, 2022, Tag 8, a VIE consolidated by the Company, had $1.3 million in outstanding borrowings for the Construction Loan. Interest rate on the “Construction Loan” is equal to an index rate determined by the bank. Furthermore, as of March 31, 2022, APC had $7.3 million in outstanding borrowings for real estate loans related to ZLL, MPP, and AMG Properties (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal Prime Rate, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.25% per annum. Under no circumstances will the interest rate on this loan be less than 3.50% per annum or more than the maximum rate allowed by applicable law. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loan, and Real Estate Loans would have increased or decreased our interest expense for the three months ended March 31, 2022, by $1.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of March 31, 2022, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
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
None for the three months ended March 31, 2022.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: May 10, 2022	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Brandon Sim
Brandon Sim Co-Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2022	By:	/s/ Chandan Basho
Chandan Basho Interim Chief Financial Officer (Principal Financial Officer)