Form 10-Q
period 2022-06-30
Apollo Medical Holdings, Inc.
filed 2022-08-09
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 25, 2022, there were 56,461,468 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions, any projections of earnings, revenue, EBITDA, Adjusted EBITDA, or other financial items, such as projected payments from CMS and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements regarding the outlook on our NGACO, GPDC model, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$234,223	$233,097
Investments in marketable securities	39,490	53,417
Receivables, net	67,263	10,608
Receivables, net – related parties	81,526	69,376
Income taxes receivable	12,639	—
Other receivables	13,227	9,647
Prepaid expenses and other current assets	12,670	18,637
Loan receivable – related party	—	4,000

Total current assets	461,038	398,782

Non-current assets
Land, property, and equipment, net	87,146	53,186
Intangible assets, net	76,651	82,807
Goodwill	253,310	253,039
Loans receivable	539	569
Loan receivable - related party	2,125	—
Investments in other entities – equity method	43,820	41,715
Investments in privately held entities	896	896
Operating lease right-of-use assets	19,638	15,441
Other assets	5,901	5,928

Total non-current assets	490,026	453,581

Total assets (1)	$951,064	$852,363

Liabilities, mezzanine equity, and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$59,922	$43,951
Fiduciary accounts payable	6,071	10,534
Medical liabilities	112,499	55,783
Income taxes payable	—	652
Dividend payable	556	556
Finance lease liabilities	524	486
Operating lease liabilities	3,253	2,629

	June 30, 2022	December 31, 2021
	(Unaudited)
Current portion of long-term debt	2,413	780

Total current liabilities	185,238	115,371

Non-current liabilities
Deferred tax liability	9,257	9,127
Finance lease liabilities, net of current portion	1,049	973
Operating lease liabilities, net of current portion	16,904	13,198
Long-term debt, net of current portion and deferred financing costs	199,068	182,917
Other long-term liabilities	13,706	14,777

Total non-current liabilities	239,984	220,992

Total liabilities (1)	425,222	336,363

Commitments and contingencies (Note 12)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation	39,997	55,510

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 44,719,710 and 44,630,873 shares issued and outstanding, excluding 11,175,702 and 10,925,702 treasury shares, as of June 30, 2022 and December 31, 2021, respectively	45	45
Additional paid-in capital	310,629	310,876
Retained earnings	169,292	143,629
	479,966	454,550

Non-controlling interest	5,879	5,940

Total stockholders’ equity	485,845	460,490

Total liabilities, mezzanine equity, and stockholders’ equity	$951,064	$852,363
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $599.7 million and $567.0 million as of June 30, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $143.7 million and $91.7 million as of June 30, 2022 and December 31, 2021, respectively. The VIE balances do not include $431.3 million of investment in affiliates and $36.0 million of amounts due from affiliates as of June 30, 2022 and $802.8 million of investment in affiliates and $6.6 million of amounts due from affiliates as of December 31, 2021 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 16 – “Variable Interest Entities (VIEs)” for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Capitation, net	$227,623	$144,550	$449,682	$289,290
Risk pool settlements and incentives	18,793	16,214	36,868	34,224
Management fee income	9,984	8,143	20,457	16,693
Fee-for-service, net	11,740	4,621	22,835	7,707
Other income	1,557	2,110	3,112	3,782

Total revenue	269,697	175,638	532,954	351,696

Operating expenses
Cost of services, excluding depreciation and amortization	230,070	136,214	450,798	276,829
General and administrative expenses	19,894	14,199	31,837	23,663
Depreciation and amortization	4,351	4,237	8,725	8,434

Total expenses	254,315	154,650	491,360	308,926

Income from operations	15,382	20,988	41,594	42,770

Other income (expense)
Income (loss) from equity method investments	1,512	(3,134)	2,945	(3,812)
Interest expense	(1,854)	(1,853)	(2,927)	(3,376)
Interest income	421	563	467	912
Unrealized (loss) gain on investments	(1,866)	83,769	(10,829)	83,769
Other income (expense)	3,034	(15,883)	3,647	(14,579)

Total other income (expense), net	1,247	63,462	(6,697)	62,914

Income before provision for income taxes	16,629	84,450	34,897	105,684

Provision for income taxes	6,038	24,920	12,233	31,696

Net income	10,591	59,530	22,664	73,988

Net (loss) income attributable to non-controlling interest	(808)	46,872	(2,999)	48,179

Net income attributable to Apollo Medical Holdings, Inc.	$11,399	$12,658	25,663	$25,809

Earnings per share – basic	$0.25	$0.29	$0.57	$0.60

Earnings per share – diluted	$0.25	$0.28	$0.56	$0.58
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2022	$55,510	44,630,873	$45	$310,876	$143,629	$5,940	$460,490
Net (loss) income	(3,129)	—	—	—	14,264	938	15,202
Purchase of non-controlling interest	—	—	—	—	—	(200)	(200)
Sale of non-controlling interest	—	—	—	—	—	36	36
Share buy back	(230)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	81,779	—	—	—	—	—
Shares issued for exercise of options and warrants	—	124,735	—	1,573	—	—	1,573
Share-based compensation	—	—	—	3,055	—	—	3,055
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Dividends	—	—	—	—	—	(1,178)	(1,178)
Balance at March 31, 2022	$52,151	44,845,059	$45	$316,047	$157,893	$5,536	$479,521
Net (loss) income	(2,154)	—	—	—	11,399	1,346	12,745
Shares issued for vesting of restricted stock awards	—	108,933	—	(253)	—	—	(253)
Shares issued for exercise of options and warrants	—	15,718	—	165	—	—	165
Purchase of treasury shares	—	(250,000)	—	(9,250)	—	—	(9,250)
Share-based compensation	—	—	—	3,920	—	—	3,920
Investment in non-controlling interest	—	—	—	—	—	371	371
Dividends	(10,000)	—	—	—	—	(1,374)	(1,374)
Balance at June 30, 2022	$39,997	44,719,710	$45	$310,629	$169,292	$5,879	$485,845

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2021	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income	760	—	—	—	13,151	547	13,698
Purchase of non-controlling interest	(150)	—	—	—	—	(75)	(75)
Sale of non-controlling interest	—	—	—	—	—	37	37
Shares issued for vesting of restricted stock awards	—	7,689	—	—	—	—	—
Shares issued for exercise of options and warrants	—	421,002	1	4,255	—	—	4,256
Purchase of treasury shares	—	(34,158)	—	(342)	—	—	(342)
Share-based compensation	—	—	—	1,346	—	—	1,346
Cancellation of restricted stock awards	—	(5,281)	—	(144)	—	—	(144)
Balance at March 31, 2021	$114,847	42,638,389	$43	$266,126	$82,922	$596	$349,687
Net income	46,859	—	—	—	12,658	13	12,671
Sale of non-controlling interest	150	—	—	—	—	—	—
Sale of shares by non-controlling interest	—	1,638,045	1	40,132	—	—	40,133
Shares issued for vesting of restricted stock awards	—	22,284	—	—	—	—	—
Shares issued for exercise of options and warrants	—	53,504	—	561	—	—	561
Purchase of treasury shares	—	(100,000)	—	(2,450)	—	—	(2,450)
Share-based compensation	—	—	—	1,556	—	—	1,556
Cancellation of restricted stock awards	—	(5,426)	—	(189)	—	—	(189)
Investment in non-controlling interest	—	—	—	—	—	3,769	3,769
Dividends	(20,000)	—	—	—	—	(1,156)	(1,156)
Balance at June 30, 2021	$141,856	44,246,796	$44	$305,736	$95,580	$3,222	$404,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$22,664	$73,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,725	8,434
Amortization of debt issuance cost	474	741
Share-based compensation	6,975	2,902
Gain on sale of equity securities	(2,272)	—
Unrealized loss (gain) from investment in equity securities	13,659	(83,769)
(Income) loss from equity method investments	(2,945)	3,812
Impairment of beneficial interest	—	15,723
Unrealized (gain) loss on interest rate swaps	(2,830)	1,195
Deferred tax	2,706	10,283
Other	—	189
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(56,202)	(9,975)
Receivables, net – related parties	(12,151)	(19,508)
Other receivables	(3,580)	(266)
Prepaid expenses and other current assets	4,109	4,613
Right-of-use assets	2,290	1,646
Other assets	1,790	(426)
Accounts payable and accrued expenses	14,181	16,984
Fiduciary accounts payable	(4,464)	(550)
Medical liabilities	55,106	8,977
Income taxes payable	(13,292)	(2,009)
Operating lease liabilities	(2,254)	(1,698)
Other long-term liabilities	370	—
Net cash provided by operating activities	33,059	31,286

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(858)	(117)
Proceeds from repayment of loans receivable – related parties	4,030	31
Prepayment for investment purchase	—	(4,450)
Purchase of marketable securities	(1,750)	(670)
Purchase of investment – equity method	—	(1,660)
Purchases of property and equipment	(18,845)	(7,364)
Cash received from consolidation of VIE	—	3,322
Proceeds from sale of marketable securities	6,480	1,106
Distribution from investment - equity method	400	—
Contribution to investment - equity method	(1,685)	—
Net cash used in investing activities	(12,228)	(9,802)

Cash flows from financing activities

	Six Months Ended June 30,
	2022	2021
Dividends paid	(12,556)	(21,110)
Repayment of long-term debt	(200)	(238,208)
Payment of finance lease obligations	(283)	(54)
Proceeds from the exercise of stock options and warrants	1,738	4,816
Repurchase of shares	(9,480)	(2,981)
Proceeds from sale of non-controlling interest	38	38
Purchase of non-controlling interest	(199)	(75)
Borrowings on loans	1,237	180,000
Proceeds from sale of shares	—	40,134
Payment of debt issuance costs	—	(727)
Net cash used in financing activities	(19,705)	(38,167)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,126	(16,683)

Cash, cash equivalents, and restricted cash, beginning of period	233,097	193,970

Cash, cash equivalents, and restricted cash, end of period	$234,223	$177,287

Supplementary disclosures of cash flow information
Cash paid for income taxes	$22,311	$23,324
Cash paid for interest	2,231	2,507

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$—	$50
Fixed asset obtained in exchange for finance lease liabilities	$398	$—
Common stock issued in business combination	$1,000	$—
Cancellation of restricted stock awards	$—	$144
Mortgage loan	$16,275	$—
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
APC’s ownership in ApolloMed was 20.02% as of June 30, 2022 and 19.68% as of December 31, 2021.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of June 30, 2022, APC owned 44.50% of CDSC’s capital stock. In accordance with relevant accounting guidance, CDSC is determined to be a VIE of APC and is consolidated by APC.
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
AMG is a network of family practice clinics operating out of three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and Commercial patients through its network of doctors and nurse practitioners. In September 2019, APC-LSMA purchased 100% of the shares of capital stock of AMG.
DMG is a professional medical California corporation and a complete outpatient imaging center. APC accounted for its 40% investment in DMG, under the equity method of accounting. In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $8.5 million as of June 30, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
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

In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company (see Note 3 — “Business Combinations and Goodwill”). The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $4.2 million as of June 30, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2021, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of June 30, 2022 and December 31, 2021, and the consolidated statements of income for the three and six months ended June 30, 2022 and 2021, include the accounts of (1) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, and APAACO, and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, and DMG; (2) AP-AMH 2’s consolidated subsidiary, APCMG; (3) AMM’s consolidated VIEs, SCHC and AMH; (4) NMM’s VIE, APC; (5) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, and its VIEs, CDSC, APC-LSMA, and Tag 8; and (6) APC-LSMA’s consolidated subsidiaries, ICC, Alpha Care, Accountable Health Care, and AMG.
Reclassifications

Certain amounts disclosed in prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications were made between unrealized loss (gain) on investments and other income (expense) on the accompanying unaudited consolidated income statements for the three and six months ended June 30, 2021. They had no effect on net income, earnings per share, retained earnings, cash flows or total assets.
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of June 30, 2022 and December 31, 2021, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $277.6 million and $285.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Investments in Marketable Securities
Investments in marketable securities consist of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase and such designation is reevaluated at each balance sheet date.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates from four months to 24 months. As of June 30, 2022 and December 31, 2021, certificates of deposit amounted to approximately $25.1 million and $25.0 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
Equity securities are reported at fair value. These securities are classified as Level 1 in the valuation hierarchy, where quoted market prices from reputable third-party brokers are available in an active market and unadjusted. Equity securities with low trading volume are determined to not have an active market with buyers and sellers ready to trade. Accordingly, we classify such equity securities as Level 2 in the valuation hierarchy, and their valuation is based on weighted average share prices from observable market data.
Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its IPO in June 2021 and Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). The common stock of a payor partner was acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock, warrants, and potentially additional shares of common stock if certain metrics are not met (such additional shares, “contingent equity securities”) for $3.0 million. The common stock is included in investments in marketable securities in the accompanying consolidated balance sheets. In May 2022, the Company exercised the warrants and subsequently recognized the shares within investments in marketable securities in the accompanying consolidated balance sheet. The contingent equity securities are classified as derivatives and included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies - Derivative Financial Instruments” in the accompanying consolidated financial statements for information on the treatment of the derivative instruments.
As of June 30, 2022 and December 31, 2021, the equity securities were approximately $14.4 million and $28.4 million, respectively, in the accompanying consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying consolidated statements of income under other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total (losses) gains recognized on equity securities	$(4,331)	$83,769	$(14,886)	$83,769
Gains recognized on equity securities sold	2,272	—	2,272	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(2,059)	$83,769	$(12,614)	$83,769

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
Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Commercial	$42,014	$33,296	$84,167	$65,562
Medicare	142,641	64,273	276,299	128,950
Medicaid	70,635	68,482	142,299	138,146
Other third parties	14,407	9,587	30,189	19,038
Revenue	$269,697	$175,638	$532,954	$351,696

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Payor A	*	12.5%	*	12.6%
Payor B	*	10.3%	*	10.4%
Payor C	10.3%	16.7%	10.5%	16.8%
Payor D	31.0%	*	30.7%	*
*    Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of June 30, 2022	As of December 31, 2021

Payor D	25.0%	*
Payor E	28.0%	45.0%
Payor F	19.0%	30.0%
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
The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2022, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$70,053	$—	$—	$70,053
Marketable securities – certificates of deposit	25,086	—	—	25,086
Marketable securities – equity securities	14,404	—	—	14,404
Contingent equity securities	—	—	3,225	3,225
Interest rate swaps	—	1,759	—	1,759
Total assets	$109,543	$1,759	$3,225	$114,527

Liabilities
APCMG contingent consideration	—	—	1,000	1,000
Total liabilities	$—	$—	$1,000	$1,000

*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$114,665	$—	$—	$114,665
Marketable securities – certificates of deposit	25,024	—	—	25,024
Marketable securities – equity securities	24,123	4,270	—	28,393
Contingent equity securities	—	—	4,270	4,270
Warrants	—	1,145	—	1,145
Total assets	$163,812	$5,415	$4,270	$173,497

Liabilities
Interest rate swaps	$—	$1,071	$—	$1,071
APCMG contingent consideration	$—	$—	$1,000	$1,000
Total liabilities	$—	$1,071	$1,000	$2,071
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the six months ended June 30, 2022.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the six months ended June 30, 2022 and 2021.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the six months ended June 30, 2022 and 2021.
Investments in Other Entities — Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under income (loss) from equity method investments and also is adjusted by contributions to, and distributions from, the investee. Equity method investments are subject to impairment evaluation. There was no impairment loss recorded related to equity method investments for the years ended June 30, 2022 and 2021.
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
Medical Liabilities
APC, Alpha Care, Accountable Health Care, APCMG, and Jade (the “consolidated IPAs”) and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. These consolidated IPAs and APAACO provide integrated care to HMOs, Medicare, and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying consolidated statements of income.
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

Fiduciary Cash and Payable
The consolidated IPAs collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $6.1 million and $10.5 million as of June 30, 2022 and December 31, 2021, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments

Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.

The estimated fair value of the interest rate swap agreements was determined using Level 2 inputs. As of June 30, 2022, the fair value of the interest rate swap was $1.8 million and is presented within other assets in the accompanying consolidated balance sheets. As of December 31, 2021, the fair value of the interest rate swap was $1.1 million and is presented within other long-term liabilities in the accompanying consolidated balance sheets.
Warrants
In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock and warrants for $3.0 million. The purchased warrants are considered derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The warrants are classified as a Level 2 instrument as the estimated fair value of the warrants were determined using the Black-Scholes option pricing model and inputs from observable market data. In May 2022, the Company exercised the warrants and the shares were subsequently presented within investments in marketable securities on the accompanying consolidated balance sheets. The shares are classified as Level 1 since the quoted market prices from reputable third-party brokers are available in an active market and unadjusted.

Contingent Equity Securities

In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Nutex, ApolloMed is entitled to additional common stock if Nutex does not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered to be derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model, which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. As of June 30, 2022 and December 31, 2021, the contingent equity securities were valued at $3.2 million and $4.3 million, respectively, and is presented within prepaid and other current assets in the accompanying consolidated balance sheets.
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

GPDC Capitation Revenue

CMS contracts with Direct Contracting Entities (“DCEs”), which is composed of healthcare providers operating under a common legal structure and accepts financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries aligned to the entity. The combination of the FFS model and the GPDC model changes the distribution of responsibilities, risks, costs, and rewards among CMS, DCEs, and providers. By entering into a contract with CMS, a DCE voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. Each DCE bears the economic costs, and reaps the economic rewards, of fulfilling its responsibilities and managing its risks as a DCE. APAACO has applied, and been accepted, to participate in the GPDC Model for Performance Year 2022, beginning January 1, 2022.

For each performance year, CMS will pay a total benchmark amount, determined unilaterally by CMS in advance but subject to prospective adjustments throughout the year, for the totality of care provided to the DCE’s population of aligned beneficiaries over the course of that year. The benchmark is net of a quality withholding applied by CMS. At the end of each performance year, a portion, or all, of the quality withholding can be earned based on APAACO’s performance. GPDC capitation revenue is recognized based on the estimated transaction price to transfer the service for a distinct increment of the series (i.e., month) and is recognized net of quality incentives/penalties.

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

NGACO AIPBP Revenue
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage direct care and pay providers based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation-like AIPBP payments from CMS on a monthly basis to pay claims from in-network providers. The Company records such AIPBPs received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided, and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS, while claims from APAACO’s in-network contracted providers are paid by APAACO. The Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO AIPBP revenues monthly. Excess AIPBPs over claims paid, plus an estimate for the related IBNR claims, are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess AIPBPs for the performance year and the excess is refunded to CMS.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $20.0 million and $16.8 million as of June 30, 2022 and December 31, 2021, respectively, and is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the six months ended June 30, 2022, $0.5 million of the Company’s contract liability accrued in 2021 has been recognized as revenue.
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

Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 15 — “Earnings Per Share” for a discussion of shares treated as treasury shares for accounting purposes.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. As of June 30, 2022 and December 31, 2021, APC’s shares were not redeemable, nor was it probable the shares would become redeemable.
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

With the exception of the new standard discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

Recent Accounting Pronouncements Not Yet Adopted
There have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, and cash flows.

3.    Business Combinations and Goodwill

Jade Health Care Medical Group, Inc.

On April 19, 2022, the Company acquired 100% of the capital stock of Jade Health Care Medical Group, Inc. (“Jade”). The purchase was paid in cash. Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California. The Company is in the process of finalizing it’s purchase price allocation.
Orma Health, Inc., and Provider Growth Solutions LLC (together, “Orma Health”)

On January 27, 2022, the Company acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”). The purchase was paid in cash and in the Company’s capital stock. Orma Health’s real-time Clinical AI platform ingests data from multiple sources and utilizes advanced risk-stratification models to identify patients for various clinical programs, including remote patient monitoring (“RPM”), mental health support, chronic disease management, and more. Its clinical platform is also deeply integrated with Orma Health’s proprietary RPM ecosystem, which consists of smart health devices and a suite of technology tools to manage patient health.

APCMG

In July 2021, the Company acquired an 80% equity interest (on a fully diluted basis) in APCMG. As part of the transaction, the Company may pay APCMG additional consideration contingent on APCMG’s financial performance for fiscal year 2022 (“APCMG contingent consideration”). The APCMG contingent consideration will be met if gross revenue and earnings before interest, taxes, and depreciation, and amortization (“EBITDA”) targets exceed a threshold for fiscal year 2022. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of gross revenue and EBITDA and assigned probabilities to each such scenario in determining fair value. As of June 30, 2022, the contingent consideration is valued at $1.0 million and was included within other long-term liabilities in the accompanying consolidated balance sheets.

Sun Labs

In August 2021, the Company acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Labs. As Sun Labs was concluded to be a VIE and the Company is the primary beneficiary, Sun Labs is consolidated by the Company. The Company is obligated to purchase the remaining equity interest within three years from the effective date. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognized goodwill as a result of consolidating Sun Labs as a VIE.

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
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the six months ended June 30, 2022 was as follows (in thousands):

Balance, January 1, 2022	$253,039
Acquisitions	2,881
Adjustments	(2,610)
Balance, June 30, 2022	$253,310

4.    Intangible Assets, Net
At June 30, 2022, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross June 30, 2022	Accumulated Amortization	Net June 30, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(90,285)	60,394
Management contracts	15	22,832	(14,433)	8,399
Member relationships	12	8,997	(5,190)	3,807
Patient management platform	5	2,060	(1,871)	189
Tradename/trademarks	20	1,011	(232)	779
Subscriber relationships	5	235	(20)	215
Developed technology	6	772	(54)	718
		$188,736	$(112,085)	$76,651
At December 31, 2021, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2021	Accumulated Amortization	Net December 31, 2021
Indefinite lived assets:
Medicare license	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-15	150,679	(84,865)	65,814
Management contracts	15	22,832	(13,563)	9,269
Member relationships	12	8,997	(4,606)	4,391
Patient management platform	5	2,060	(1,682)	378
Tradename/trademarks	20	1,011	(206)	805
		$187,729	$(104,922)	$82,807
Included in depreciation and amortization on the accompanying consolidated statements of income is amortization expense of $3.5 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and $7.2 million and $7.5 million for the six months ended June 30, 2022 and 2021, respectively.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2022 (excluding the six months ended June 30, 2022)	$6,671
2023	11,804
2024	10,735
2025	9,558
2026	8,505
Thereafter	27,228

Total	$74,501

5.    Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following (in thousands):

	December 31, 2021	Allocation of Income (Loss)	Funding reclassified to loan receivable	Funding	Distribution	June 30, 2022
LaSalle Medical Associates – IPA Line of Business	$3,034	$2,535	$(2,125)	$—	$—	$3,444
Pacific Medical Imaging & Oncology Center, Inc.	1,719	22	—	—	—	1,741
531 W. College, LLC – related party	17,230	(305)	—	250	—	17,175
One MSO, LLC – related party	2,910	254	—	—	(400)	2,764
Tag-6 Medical Investment Group, LLC – related party	4,830	111	—	1,435	—	6,376
CAIPA MSO, LLC	11,992	328	—	—	—	12,320
	$41,715	$2,945	$(2,125)	$1,685	$(400)	$43,820
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care. In September 2021, APC-LSMA sold 21.25% of its interest in LMA back to Dr. Arteaga for $6.4 million, which resulted in APC-LSMA owning a 25% interest in LMA as of June 30, 2022.
APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended June 30, 2022 and 2021, APC recognized income from this investment of $1.3 million and a loss of $3.6 million, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2022 and June 30, 2021, APC recognized income from this investment of $2.5 million and a loss of $4.3 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $3.4 million and $3.0 million at June 30, 2022 and December 31, 2021, respectively.

LMA’s summarized balance sheets at June 30, 2022 and December 31, 2021, and summarized statements of income for the six months ended June 30, 2022 and 2021, with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)	(unaudited)

Assets

Cash and cash equivalents	$16,250	$6,619
Restricted cash	698	696
Receivables, net	5,516	2,269
Loan receivable	2,250	2,250

Total assets	$24,714	$11,834

Liabilities and Stockholders’ Deficit
Current liabilities	$35,266	$32,405
Stockholders’ deficit	(10,552)	(20,571)

Total liabilities and stockholders’ deficit	$24,714	$11,834
Statements of Operations

	Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)

Revenues	$126,067	$95,212
Expenses	121,406	104,570

Income (loss) from operations	4,661	(9,358)

Other loss	(58)	—

Net income (loss)	$4,603	$(9,358)

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

APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended June 30, 2022 and 2021, APC recognized income from this investment of approximately $15,000 and a loss from this investment of $16,000, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2022 and 2021, APC recognized income of approximately $22,000 and a loss from this investment of $30,000, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets had investment balances of $1.7 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively.
531 W. College LLC – Related Party
APC has a 50% ownership in 531 W. College LLC and accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. 531 W. College, LLC owns a former hospital campus in Los Angeles that is now leased to tenants.
For the three months ended June 30, 2022 and 2021, APC recognized a loss from this investment of $0.1 million and $9,000, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2022 and 2021, APC recorded a loss from this investment of $0.3 million and $0.1 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $17.2 million and $17.2 million at June 30, 2022 and December 31, 2021, respectively.
One MSO, LLC – Related Party
APC has a 50% interest in One MSO. One MSO owns an office building in Monterey Park, California that is leased to tenants, including NMM. For the three months ended June 30, 2022 and 2021, APC recognized income of $0.1 million and $0.1 million, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2022 and 2021, APC recognized income of $0.3 million and $0.2 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.8 million and $2.9 million at June 30, 2022 and December 31, 2021, respectively.

Tag-6 Medical Investment Group, LLC — Related Party

APC has a 50% interest in Tag 6. Tag 6 leases its building to tenants and shares common ownership with certain board members of APC and as such is considered a related party. For the three months ended June 30, 2022 and 2021, APC recognized income of $45,000 and $0.2 million, respectively, in the accompanying consolidated statements of income. For the six months ended June 30, 2022 and 2021, APC recognized income of $0.1 million and $0.2 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the Tag 6 investment of $6.4 million and $4.8 million at June 30, 2022 and December 31, 2021, respectively.

CAIPA MSO, LLC

In August 2021, ApolloMed purchased 30% interests in CAIPA MSO, LLC for $11.7 million. CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d/b/a Coalition of Asian-American IPA (“CAIPA”), a leading independent practice association serving the greater New York City area.

ApolloMed accounts for its investment in CAIPA MSO under the equity method of accounting as ApolloMed has the ability to exercise significant influence, but not control over CAIPA MSO’s operations. For the three months ended June 30, 2022, ApolloMed recognized income from investment of $0.2 million in the accompanying consolidated statements of income. For the six months ended June 30, 2022, ApolloMed recognized income of $0.3 million in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $12.3 million and $12.0 million as of June 30, 2022 and December 31, 2021, respectively.

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
AchievaMed
In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investments in privately held entities in the accompanying consolidated balance sheets as of June 30, 2022.

6.    Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Pacific6
In October 2020, NMM received a promissory note from 6 Founder LLC, a California limited liability company doing business as Pacific6 Enterprises totaling $0.5 million as a result of the sale of the Company’s interest in MWN. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan receivable – related party

LaSalle Medical Associates Loan (“LMA Loan”)

LaSalle Medical Associates (“LMA”) issued a promissory note to APC-LSMA for a principal amount of $2.1 million with an August 2023 maturity date. The contractual interest rate on the LMA Loan is 1.0% above the prime rate of interest for commercial customers. APC’s investment in LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC-LSMA in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities — Equity Method”).
AHMC
In October 2020, AHMC Healthcare Inc. (“AHMC”) issued a promissory note to APC for a principal amount of $4.0 million with an April 2022 maturity date. The note was amended in April 2022 to extend the maturity date to April 2023. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. In June 2022, AHMC paid the outstanding principal and interest amount to APC. One of the Company’s board members is an officer of AHMC.
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

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$11,280	$9,583
Capitation payable	3,683	2,697
Subcontractor IPA payable	13,814	1,587
Professional fees	1,192	878
Due to related parties	1,242	2,301
Contract liabilities	20,030	16,798
Accrued compensation	8,681	10,107
Total accounts payable and accrued expenses	$59,922	$43,951

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Medical liabilities, beginning of period	$55,783	$50,330
Acquired (see Note 3)	$1,609	$—
Components of medical care costs related to claims incurred:
Current period	313,325	158,739
Prior periods	(950)	(1,293)
Total medical care costs	312,375	157,446
Payments for medical care costs related to claims incurred:
Current period	(204,032)	(103,302)
Prior periods	(53,978)	(45,130)
Total paid	(258,010)	(148,432)
Adjustments	742	(37)

Medical liabilities, end of period	$112,499	$59,307

9.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	June 30, 2022	December 31, 2021

Revolver Loan	$180,000	$180,000
Real Estate Loans	23,469	7,396
Construction Loan	1,805	569
Total debt	205,274	187,965

Less: Current portion of debt	(2,413)	(780)
Less: Unamortized financing costs	(3,793)	(4,268)

Long-term debt	$199,068	$182,917
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of June 30, 2022 and December 31, 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2022 (excluding the six months ended June 30, 2022)	$2,107
2023	618
2024	642
2025	7,184
2026 and thereafter	194,723

Total	$205,274

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
Generally, amounts borrowed under the Amended Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of June 30, 2022, the interest rate on the Credit Agreement was 4.17%. Borrowings under the Amended Credit Agreement may be prepaid at any time without penalty. If LIBOR ceases to be reported under the Amended Credit Agreement, the Company will use the secured overnight financing rate or the Company and the Agent will agree to an alternative rate of interest.

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

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At June 30, 2022 and December 31, 2021, the unamortized deferred financing cost was $3.8 million and $4.3 million, respectively.

Real Estate Loans

MPP

On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan was $6.1 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of June 30, 2022, the balance outstanding was $6.0 million. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties

On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan was $0.7 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of June 30, 2022, the balance outstanding was $0.7 million. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

ZLL

On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the principal on the loan was $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of June 30, 2022, the balance outstanding was $0.6 million. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

120 Hellman LLC

On January 25, 2022, 120 Hellman LLC (“120 Hellman”), a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. The loan was used to purchase property in Monterey Park, California. The variable interest rate is 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If the index is not available, MUFG Union Bank N.A. may designate a substitute index after notifying 120 Hellman. Monthly payments on the principal and interest began in April 1, 2022. Should interest not be paid when due, it shall become part of the principal and bear interest. As of June 30, 2022, the balance outstanding was $16.2 million. 120 Hellman must maintain a Cash Flow to Debt Service ratio (defined as net profit after taxes, to which depreciation, amortization and other non-cash items are added divided by the current portion of long-term debt and capital leases) of not less than 1.25 to 1 and 35% or more of the property must also be occupied by APC.

Construction Loan

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.

The Construction Loan allows Tag 8 to borrow up to $10.7 million with a maturity date of December 1, 2022 (“Construction Loan Term”). Interest rate is equal to an index rate determined by the bank. Monthly interest payments began on May 1, 2021, or can become part of the principal and bear interest. If construction is completed and, there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an extended maturity date of December 1, 2032 (“Permanent Loan Term”). Upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning January 1, 2023. From January 1, 2023 until December 1, 2023, the interest rate will be 2.0% per annum in excess of the LIBOR rate. As of June 30, 2022, the likelihood of the construction being completed by the maturity date was remote. The outstanding balance as of June 30, 2022 was $1.8 million and was recorded as a current portion of long-term debt in the accompanying consolidated balance sheets. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2022 and 2021, was 2.16% and 2.31%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three and six months ended June 30, 2022 and 2021, of $0.2 million and $0.4 million, respectively, and $0.5 million and $0.7 million, respectively.

Lines of Credit

APC Business Loan
On September 10, 2019, the APC Business Loan Agreement with Preferred Bank (the “APC Business Loan Agreement”) was amended to, among other things, decrease loan availability to $4.1 million, limit the purpose of the indebtedness under the APC Business Loan Agreement to the issuance of standby letters of credit, and include as a permitted lien, the security interest in all of its assets that APC granted to NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under their management services agreement dated as of July 1, 1999, as amended.
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
10.    Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature of the APC shares (see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies - Mezzanine Equity”) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interest in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable, as of June 30, 2022 and December 31, 2021.

Stockholders’ Equity

As of June 30, 2022, 140,954 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.

Treasury Stock
APC owned 11,175,702 and 10,925,702 shares of ApolloMed’s common stock, respectively, as of June 30, 2022 and December 31, 2021. While such shares of ApolloMed’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the consolidated financial statements.
Dividends
During the three months ended June 30, 2022 and 2021, APC paid dividends of $10.0 million and $19.9 million, respectively. During the six months ended June 30, 2022 and 2021, APC paid dividends of $10.0 million and $19.9 million respectively.
During the three months ended June 30, 2022 and 2021, CDSC paid dividends of $1.5 million and $1.5 million, respectively During the six months ended June 30, 2022 and 2021, CDSC paid dividends of $2.9 million and $1.5 million, respectively.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and six months ended June 30, 2022 and 2021, and associated with the issuance of restricted shares of common stock and vesting of stock options, which are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$1,141	$602	$1,921	$1,191
Restricted stock	2,779	954	5,054	1,711
Total stock-based compensation expense	$3,920	$1,556	$6,975	$2,902

Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2022 was $26.1 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2022	813,965	$22.74	3.20	$41.6
Options granted	87,488	53.18	—	—
Options exercised	(38,500)	17.37	—	0.9

Options outstanding at June 30, 2022	862,953	$26.07	2.69	$16.3

Options exercisable at June 30, 2022	624,513	$11.04	1.70	$14.9
During the six months ended June 30, 2022, options were exercised for 38,500 shares of the Company’s common stock, resulting in proceeds of $0.7 million. During the six months ended June 30, 2021, no stock options were exercised.
During the six months ended June 30, 2022, the Company granted 87,488 stock options to certain ApolloMed employees and Board members. The options granted during the six months ended June 30, 2022 were recognized at fair value, as determined using the Black-Scholes option pricing model as follows:

June 30, 2022
Expected term	1.50 years - 2.25 years
Expected volatility	71.47% - 82.05%
Risk-free interest rate	1.02% - 2.47%
Market value of common stock	$17.47 - $22.73
Restricted Stock
The Company grants restricted stock to officers and employees which are earned based on service conditions. The grant date fair value of the restricted stock is that day’s closing market price of the Company’s common stock. During the six months ended June 30, 2022, the Company granted restricted stock totaling 520,552 shares, including 295,721 shares of restricted stock with performance conditions, with a weighted average grant date fair value of $42.01. Shares of restricted stock with performance conditions are recognized to the extent the performance conditions are probable of being achieved. The grant date fair value of restricted stock and restricted stock with performance conditions that are probable of being achieved were $10.0 million and will be recognized on a straight-line basis over the awards’ vesting period.
Warrants

The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2022	1,001,740	10.49	0.94	63.1
Warrants granted	—	—	—	—
Warrants exercised	(101,953)	10.49	—	4.0
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at June 30, 2022	899,787	$10.49	0.44	$25.3

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$10.00	462,743	0.44	462,743	$10.00
11.00	437,044	0.44	437,044	$11.00

$ 10.00 – 11.00	899,787	0.44	899,787	$10.49
During the six months ended June 30, 2022 and 2021, common stock warrants were exercised for 101,953 and 474,506 shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $1.1 million and $4.8 million, respectively. The exercise price ranged from $10.00 to $11.00 per share for the exercises during the six months ended June 30, 2022, and $9.00 to $11.00 per share for the exercises during the six months ended June 30, 2021, respectively.

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
Standby Letters of Credit

APC and Alpha Care established irrevocable standby letters of credit with a Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit - Standby Letters of Credit”).
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

13.    Related-Party Transactions
During the three and six months ended June 30, 2022 and 2021, NMM earned approximately $4.8 million and $4.2 million, respectively, and $11.1 million and $8.7 million, respectively, in management fees from LMA, which is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities — Equity Method”).
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the three and six months ended June 30, 2022 and 2021, APC paid approximately $0.7 million and $0.6 million, respectively, and $1.4 million and $1.0 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three and six months ended June 30, 2021, APC paid $1.7 million and $3.2 million, respectively, to DMG for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC. In October 2021, DMG was consolidated by Apollo. As such, DMG is no longer a related party.
During the three and six months ended June 30, 2022 and 2021, APC paid approximately $0.1 million and $30,000, respectively, and $0.1 million and $51,000 to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the three and six months ended June 30, 2022 and 2021, APC paid approximately $0.2 million and $0.3 million, respectively, and $0.3 million and $0.4 million, respectively, to Fulgent Genetics, Inc. for services as a provider. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the three months ended June 30, 2022 and 2021, APC paid an aggregate of approximately $12.3 million and $8.2 million to shareholders, respectively, which included approximately $3.3 million and $2.2 million, respectively, to shareholders who are also officers of APC. During the six months ended June 30, 2022 and 2021, APC paid an aggregate of approximately $21.6 million and $15.6 million to shareholders, respectively, and $5.2 million and $3.8 million, respectively, to shareholders who are also officers of APC.

For the three and six months ended June 30, 2022 and 2021, SCHC paid approximately $0.1 million and $0.1 million, respectively, and $0.2 million and $0.2 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
During the three and six ended June 30, 2022 and 2021, NMM paid approximately $0.4 million and $0.4 million, respectively, and $0.7 million and $0.7 million, respectively, to One MSO for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three and six months ended June 30, 2022 and 2021, APC paid approximately $3.7 million and $3.6 million, respectively, and $7.3 million and to $7.0 million, respectively, to Arroyo Vista Family Health Center (“Arroyo Vista”) for services as a provider. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
AHMC – Risk pool, capitation, claims payment	$14,419	$12,696	$25,785	$25,793
HSMSO – Management fees, net	(649)	(31)	(728)	(108)
Aurion – Management fees	(75)	(77)	(150)	(152)

Receipts, net	$13,695	$12,588	$24,907	$25,533
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and six months ended June 30, 2022 and 2021, the Company has recognized risk pool revenue under this agreement of $13.3 million and $14.2 million, and $25.3 million and $31.2 million, respectfully, of which $76.0 million and $58.4 million remained outstanding as of June 30, 2022 and December 31, 2021, respectively.

During the three and six months ended June 30, 2022, APC paid $9.3 million to purchase Apollo’s stock from a board member.
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
For equity method investments and loans receivable from related parties, see Note 5 — “Investment in Other Entities - Equity Method” and Note 6 — “Loan Receivable and Loan Receivable - Related Parties”, respectively.

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

As of June 30, 2022, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the six months ended June 30, 2022 and 2021, was 35.1% and 30.0%, respectively. The tax rate for the six months ended June 30, 2022, differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow through entities, non-deductible permanent items, and change in valuation allowance.
As of June 30, 2022, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
As of June 30, 2022 and December 31, 2021, APC held 11,175,702 and 10,925,702 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
For the three months ended June 30, 2022 and June 30, 2021, restricted stock of 394,606 and 0, respectively were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the six months ended June 30, 2022 and June 30, 2021, restricted stock of 257,193 and 0, respectively were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.
For the three and six months ended June 30, 2022, 242,899 of restricted stock with performance conditions were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of June 30, 2022.
Below is a summary of the earnings per share computations:

Three Months Ended June 30,	2022	2021
Earnings per share – basic	$0.25	$0.29
Earnings per share – diluted	$0.25	$0.28
Weighted average shares of common stock outstanding – basic	44,858,657	44,165,264
Weighted average shares of common stock outstanding – diluted	46,023,015	45,828,802

Six Months Ended June 30,	2022	2021
Earnings per share – basic	$0.57	$0.60
Earnings per share – diluted	$0.56	$0.58
Weighted average shares of common stock outstanding – basic	44,815,307	43,255,901
Weighted average shares of common stock outstanding – diluted	46,082,643	44,746,761

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended June 30,	2022	2021
Weighted average shares of common stock outstanding – basic	44,858,657	44,165,264
Stock options	418,322	466,104
Warrants	651,725	992,723
Restricted stock awards	94,311	204,711
Weighted average shares of common stock outstanding – diluted	46,023,015	45,828,802

Six Months Ended June 30,	2022	2021
Weighted average shares of common stock outstanding – basic	44,815,307	43,255,901
Stock options	455,170	409,154
Warrants	689,240	911,131
Restricted stock awards	122,926	170,575
Weighted average shares of common stock outstanding – diluted	46,082,643	44,746,761

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

	June 30, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$139,299	$161,762
Investment in marketable securities	37,807	49,066
Receivables, net	21,601	7,251
Receivables, net – related party	80,324	62,180
Income taxes receivable	4,869	1,342
Other receivables	1,786	1,833
Prepaid expenses and other current assets	6,715	11,734
Loan receivable – related party	—	4,000
Amount due from affiliate	35,960	6,598
Total current assets	328,361	305,766

	June 30, 2022	December 31, 2021
Non-current assets
Land, property, and equipment, net	85,525	49,547
Intangible assets, net	58,799	58,282
Goodwill	116,145	109,656
Loan receivable, net of current portion	59	—
Loans receivable – related parties	2,125	89
Investment in affiliates	431,270	802,821
Investments in other entities – equity method	31,500	41,715
Investment in privately held entities	405	405
Operating lease right-of-use assets	9,898	4,953
Other assets	2,808	3,219

Total non-current assets	738,534	1,070,687

Total assets	$1,066,895	$1,376,453

Current liabilities
Accounts payable and accrued expenses	$16,087	$11,591
Fiduciary accounts payable	6,071	10,534
Medical liabilities	71,509	44,000
Dividends payable	556	556
Current portion of long-term debt	2,413	780
Finance lease liabilities	524	110
Operating lease liabilities	1,906	1,250

Total current liabilities	99,066	68,821

Non-current liabilities
Long-term debt, net of current portion and deferred financing costs	22,795	7,114
Deferred tax liability	3,887	1,982
Finance lease liabilities, net of current portion	1,049	193
Operating lease liabilities, net of current portion	8,333	3,950
Other long-term liabilities	8,542	9,614

Total non-current liabilities	44,606	22,853

Total liabilities	$143,672	$91,674

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of thirty days to nine years. Some of the leases may include options to extend the lease terms for up to 10 years, and some of the leases may include options to terminate the leases within one year. As of June 30, 2022 and December 31, 2021, assets recorded under finance leases were $1.4 million and $1.3 million, respectively, and accumulated depreciation associated with finance leases were $0.8 million and $0.6 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheets.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021

Operating lease cost	$1,547	$1,263

Finance lease cost
Amortization of lease expense	142	27
Interest on lease liabilities	18	3

Sublease income	(206)	(280)

Total lease cost, net	$1,501	$1,013

	Six Months Ended June 30,
	2022	2021

Operating lease cost	$3,154	$2,515

Finance lease cost
Amortization of lease expense	283	54
Interest on lease liabilities	37	6

Sublease income	(332)	(473)

Total lease cost, net	$3,142	$2,102

Other information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,495	$1,293
Operating cash flows from finance leases	18	3
Financing cash flows from finance leases	142	27

	Six Months Ended June 30,
	2022	2021

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,042	$3,149
Operating cash flows from finance leases	37	6
Financing cash flows from finance leases	283	54

	Six Months Ended June 30,
	2022	2021

Weighted Average Remaining Lease Term

Operating leases	6.55 years	6.56 years
Finance leases	3.11 years	3.17 years

Weighted Average Discount Rate

Operating leases	4.92%	6.10%
Finance leases	4.32%	3.00%

The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2022 (excluding the six months ended June 30, 2022)	$2,089	$309
2023	4,023	539
2024	3,636	473
2025	3,294	310
2026	2,987	56
Thereafter	7,752	—

Total future minimum lease payments	23,781	1,687
Less: imputed interest	3,624	114
Total lease liabilities	20,157	1,573
Less: current portion	3,253	524
Long-term lease liabilities	$16,904	$1,049
As of June 30, 2022, the Company does not have additional operating and finance leases that have not yet commenced.

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
Through our accountable care organization and a network of IPAs with more than 9,800 contracted physicians, we are responsible for coordinating care for approximately 1.2 million patients primarily in California as of June 30, 2022.
Key Financial Measures and Indicators
Operating Revenues

Our revenue, which is recorded in the period in which services are rendered and earned, primarily consists of capitation revenue, risk pool settlements and incentives, GPDC revenue, management fee income, and fee-for-services (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue
Capitation, net	$227,623	$144,550	$83,073	57%
Risk pool settlements and incentives	18,793	16,214	2,579	16%
Management fee income	9,984	8,143	1,841	23%
Fee-for-services, net	11,740	4,621	7,119	154%
Other income	1,557	2,110	(553)	(26)%

Total revenue	269,697	175,638	94,059	54%

Operating expenses
Cost of services, excluding depreciation and amortization	230,070	136,214	93,856	69%
General and administrative expenses	19,894	14,199	5,695	40%
Depreciation and amortization	4,351	4,237	114	3%

Total expenses	254,315	154,650	99,665	64%

Income from operations	15,382	20,988	(5,606)	(27)%

Other income (expense)
Income (loss) from equity method investments	1,512	(3,134)	4,646	(148)%
Interest expense	(1,854)	(1,853)	(1)	—%
Interest income	421	563	(142)	(25)%
Unrealized (loss) gain on investments	(1,866)	83,769	(85,635)	(102)%
Other income (expense)	3,034	(15,883)	18,917	(119)%
Total other income, net	1,247	63,462	(62,215)	(98)%

Income before provision for income taxes	16,629	84,450	(67,821)	(80)%

Provision for income taxes	6,038	24,920	(18,882)	(76)%

Net income	10,591	59,530	(48,939)	(82)%

Net (loss) income attributable to non-controlling interest	(808)	46,872	(47,680)	(102)%

Net income attributable to Apollo Medical Holdings, Inc.	$11,399	$12,658	$(1,259)	(10)%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$449,682	$289,290	160,392	55%
Risk pool settlements and incentives	36,868	34,224	2,644	8%
Management fee income	20,457	16,693	3,764	23%
Fee-for-services, net	22,835	7,707	15,128	196%
Other income	3,112	3,782	(670)	(18)%
Total revenue	532,954	351,696	181,258	52%

Operating expenses
Cost of services, excluding depreciation and amortization	450,798	276,829	173,969	63%
General and administrative expenses	31,837	23,663	8,174	35%
Depreciation and amortization	8,725	8,434	291	3%
Total expenses	491,360	308,926	182,434	59%

Income from operations	41,594	42,770	(1,176)	(3)%

Other income (expense)
Income (loss) from equity method investments	2,945	(3,812)	6,757	(177)%
Interest expense	(2,927)	(3,376)	449	(13)%
Interest income	467	912	(445)	(49)%
Unrealized (loss) gain on investments	(10,829)	83,769	(94,598)	(113)%
Other income (expense)	3,647	(14,579)	18,226	(125)%
Total other income (expense), net	(6,697)	62,914	(69,611)	(111)%

Income before provision for income taxes	34,897	105,684	(70,787)	(67)%

Provision for income taxes	12,233	31,696	(19,463)	(61)%

Net income	22,664	73,988	(51,324)	(69)%

Net (loss) income attributable to non-controlling interest	(2,999)	48,179	(51,178)	(106)%

Net income attributable to Apollo Medical Holdings, Inc.	$25,663	$25,809	(146)	(1)%

Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended June 30, 2022, was $11.4 million, as compared to $12.7 million for the same period in 2021, a decrease of $1.3 million.
Our net income attributable to Apollo Medical Holdings, Inc. for the six months ended June 30, 2022, was $25.7 million, as compared to $25.8 million for the same period in 2021, a decrease of $0.1 million.

Physician Groups and Patients

As of June 30, 2022 and 2021, we managed a total of 13 and 12 groups of affiliated physicians, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.2 million and 1.1 million, respectively.
Revenue
Our revenue for the three months ended June 30, 2022, was $269.7 million, as compared to $175.6 million for the three months ended June 30, 2021, an increase of $94.1 million, or 54%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $83.1 million driven by organic membership growth in our core IPAs and participation in a value-based Medicare fee-for-service model.
(ii) Fee for service increased by approximately $7.1 million driven by the consolidation of Sun Labs, beginning August 2021, and DMG, beginning October 2021, which contributed $5.8 million and increased visits to our surgery center, that had been partially closed in the prior year due to COVID-19, which contributed $1.5 million.
Our revenue for the six months ended June 30, 2022, was $533.0 million, as compared to $351.7 million for the six months ended June 30, 2021, an increase of $181.3 million, or 52%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $160.4 million driven by organic membership growth in our core IPAs and participation in a value-based Medicare fee-for-service model.
(ii) Fee for service increased by approximately $15.1 million driven by the consolidation of Sun Labs, beginning August 2021, and DMG, beginning October 2021, which contributed $12.2 million and increased visits to our surgery center, that had been partially closed in the prior year due to COVID-19, which contributed $2.7 million.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services for the three months ended June 30, 2022, were $230.1 million, as compared to $136.2 million for the same period in 2021, an increase of $93.9 million. The overall increase was primarily due to expected return to pre-COVID-19 medical expense run rates and growth in membership, which was commensurate to our increase in revenue.
Expenses related to cost of services for the six months ended June 30, 2022, were $450.8 million, as compared to $276.8 million for the same period in 2021, an increase of $174.0 million. The overall increase was primarily due to expected return to pre-COVID-19 medical expense run rates and growth in membership, which was commensurate to our increase in revenue.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2022, were $19.9 million, as compared to $14.2 million for the same period in 2021, an increase of $5.7 million, or 40%. The increase was primarily due to an increase in stock-based compensation and other general and administrative expenses to support operational growth.
General and administrative expenses for the six months ended June 30, 2022, were $31.8 million, as compared to $23.7 million for the same period in 2021, an increase of $8.2 million, or 35%. The increase was primarily due to an increase in stock-based compensation and other general and administrative expenses to support operational growth.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2022, were $4.4 million, as compared to $4.2 million for the same period in 2021. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Depreciation and amortization expenses for the six months ended June 30, 2022, were $8.7 million, as compared to $8.4 million for the same period in 2021. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Other Income (Expense)

Other income (expense) represents income, or loss, from equity method investments, interest expense, interest income, unrealized gain, or loss, on investments, and other income. Our total other income for the three months ended June 30, 2022 was $1.2 million compared to total other income of $63.5 million in 2021, a decrease of $62.2 million. The decrease in other expense was due to a decrease in unrealized gain on investments of $85.6 million. This was partially offset by an increase in other income of $18.9 million and an increase in income from equity method investments of $4.6 million.
The $85.6 million decrease in unrealized gain on investments was primarily driven by fluctuations in the stock price of a payor partner in which we hold shares. The unrealized gain of $83.8 million for the three months ended June 30, 2021 was a result of a 1-to-3 conversion of a payer partner’s preferred shares to common stock as a result of the payer partner becoming a public company in June 2021. However, the stock price of our payor partner decreased for the three months ended June 30, 2022 resulting in an unrealized loss of $0.8 million. The decrease was partially offset by an unrealized gain of $1.2 million due to fluctuations in Tag 8 and APC’s interest rate swap. These shares and interest rate swap are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc.
The $18.9 million increase in other income was primarily due to a $15.7 million write-off of the Company’s beneficial interest receivable during the three months ended June 30, 2021. The Company also recognized a $2.3 million gain on equity securities sold during the three months ended June 30, 2022.
The $4.6 million increase in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the three months ended June 30, 2022, $1.3 million in income was recognized as compared to $3.6 million loss recognized for the three months ended June 30, 2021.
Our total other expense for the six months ended June 30, 2022 was $6.7 million compared to total other income of $62.9 million in 2021, a decrease in total other income of $69.6 million. The decrease in total other income was due to a decrease in unrealized gain on investments of $94.6 million. This was partially offset by an increase in other income of $18.2 million and an increase in income from equity method investments of $6.8 million.
The $94.6 million decrease in unrealized gain on investments is primarily driven by fluctuations in the stock price of a payor partner in which we hold shares. The unrealized gain of $83.8 million for the six months ended June 30, 2021 was a result of a 1-to-3 conversion of a payer partner’s preferred shares to common stock as a result of the payer partner becoming a public company in June 2021. However, the stock price our payor partner decreased for the six months ended June 30, 2022 resulting in an unrealized loss of $11.3 million. The decrease was partially offset by an unrealized gain of $2.8 million due to fluctuations in Tag 8 and APC’s interest rate swap. These shares and interest rate swap are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc.
The $18.2 million increase in other income was primarily due to a $15.7 million write-off of the Company’s beneficial interest receivable during the six months ended June 30, 2021. The Company also recognized a $2.3 million gain on equity securities sold during the six months ended June 30, 2022. This was partially offset by $0.7 million due to a stimulus check recognized during the six months ended June 30, 2021 from the Provider Relief Fund.
The $6.8 million increase in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the six months ended June 30, 2022, $2.5 million in income was recognized as compared to $4.3 million loss recognized for the three months ended June 30, 2021.
Provision for Income Taxes
Provision for income taxes was $6.0 million for the three months ended June 30, 2022, as compared to provision for income taxes of $24.9 million for the same period in 2021. This was due to a decrease in pre-tax income for the three months ended June 30, 2022, period as compared to the same period in 2021, as described above.
Provision for income taxes was $12.2 million for the six months ended June 30, 2022, as compared to $31.7 million for the same period in 2021. The decrease in provision for income taxes was due to a decrease in pre-tax income for the six months ended June 30, 2022, period as compared to the same period in 2021, as described above.
Net (Loss) Income Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests for the three months ended June 30, 2022, was $0.8 million, as compared to net income attributable to non-controlling interests for the three months ended June 30, 2021 of $46.9 million, respectively, a decrease of $47.7 million. The decrease was primarily driven by an unrealized loss resulting from a decreased fair value in our marketable securities related to shares held of a payor partner.
Net loss attributable to non-controlling interests for the six months ended June 30, 2022 and June 30, 2021, was $3.0 million and $48.2 million, respectively, a decrease of $51.2 million. The decrease was primarily driven by an unrealized loss resulting from a decreased fair value in our marketable securities related to shares held of a payor partner.

2022 Guidance
ApolloMed continues to maintain the following guidance for total revenue, net income, EBITDA, and Adjusted EBITDA (which it previously disclosed on May 5, 2022), based on the Company’s existing business, current view of existing market conditions and assumptions for the year ending December 31, 2022.

($ in millions)	2022 Guidance Range
	Low	High
Total revenue	$1,055.0	$1,085.0
Net income	$38.0	$57.0
EBITDA	$81.0	$111.0
Adjusted EBITDA	$136.0	$166.0

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Forward-Looking Statements” below for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA
	2022 Guidance Range
(in thousands)
	Low	High
Net income	$38,000	$57,000
Interest expense	4,000	4,000
Provision for income taxes	20,000	31,000
Depreciation and amortization	19,000	19,000
EBITDA	81,000	111,000

Provider bonus payments	16,000	16,000
Stock-based compensation	13,000	13,000
APC excluded assets costs	9,000	9,000
Net loss adjustment for recently acquired IPAs	17,000	17,000
Adjusted EBITDA	$136,000	$166,000

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022		2021	2022		2021

Net income	$10,591		$59,530	$22,664		$73,988
Interest expense	1,854		1,853	2,927		3,376
Interest income	(421)		(563)	(467)		(912)
Provision for income taxes	6,038		24,920	12,233		31,696
Depreciation and amortization	4,351		4,237	8,725		8,434
EBITDA	22,413		89,977	46,082		116,582

(Income) loss from equity method investments	(1,512)		3,134	(2,945)		3,812
Other income	(3,034)	(1)	15,883	(3,647)	(1)	14,579
Unrealized loss (gain) on investments	1,866		(83,769)	10,829		(83,769)
Provider bonus payments	401		—	401		—
Stock-based compensation	3,920		1,556	6,975		2,902
APC excluded assets costs	6,957		148	7,707		397
Net loss adjustment for recently acquired IPAs	5,923		5,514	9,712		8,708
Adjusted EBITDA	$36,934		$32,443	$75,114		$63,211

(1) Other income includes gain on sale of equity securities.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and Adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or alternatives to GAAP, and may be different from other non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, unrealized gain or loss, provider bonuses, APC excluded assets costs, stock-based compensation, net loss adjustment for recently acquired IPAs, and other income or expenses recognized that are not related to the Company’s normal operations. Adjusted EBITDA also excludes the effect on EBITDA of certain IPAs we recently acquired.

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

Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at June 30, 2022, totaled $273.7 million as compared to $286.5 million at December 31, 2021. Working capital totaled $275.8 million at June 30, 2022, as compared to $283.4 million at December 31, 2021, a decrease of $7.6 million.
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
Our cash, cash equivalents, and restricted cash increased by $1.1 million from $233.1 million at December 31, 2021, to $234.2 million at June 30, 2022. Cash provided by operating activities for the six months ended June 30, 2022, was $33.1 million, as compared to cash provided by operating activities of $31.3 million for the six months ended June 30, 2021. The increase in cash provided by operating activities was primarily driven cash received from revenues and cash paid for cost of revenues and operating expenses, and changes in operating assets and liabilities, including the timing of income tax payments. Our primary source of cash provided by our operations are capitation revenues and timing of our risk pool and incentive settlements. Use of cash from our operating activities include payments to contracted physicians for providing patient care and personnel-related costs to support our continued growth in operations.
Cash used in investing activities during the six months ended June 30, 2022 was $12.2 million, primarily due to purchases of property and equipment of $18.8 million, payments for business acquisition, net of cash, of $0.9 million, purchase of marketable securities of $1.8 million, and funding for an equity method investment of $1.7 million. The cash used in investing activities was partially offset by proceeds from the repayment of a loan receivable of $4.0 million, the sale of marketable securities of $6.5 million, and distributions from an equity method investment of $0.4 million. Cash used in investing activities during the six months ended June 30, 2021, was $9.8 million, primarily due to purchases of property and equipment of $7.4 million, prepayment for investment purchase of $4.5 million, funding for an equity method investment of $1.7 million, and purchase of marketable securities of $0.7 million. The cash used in investing activities was partially offset by cash received from consolidation of Tag 8 of $3.3 million and proceeds from sale of marketable securities of $1.1 million.

Cash used in financing activities during the six months ended June 30, 2022 was $19.7 million as compared to cash used in financing activities of $38.2 million for the six months ended June 30, 2021. Cash used in financing activities during the six months ended June 30, 2022 was primarily due to dividend payments of $12.6 million, repurchase of shares of $9.5 million, repayment of debt of $0.2 million, and a repayment of finance lease obligations of $0.3 million. This was partially offset by borrowings from the Construction Loan totaling $1.2 million and proceeds from the exercise of options and warrants of $1.7 million. Cash used for the six months ended June 30, 2021 was primarily due to the repayment of debt of $238.2 million, dividend payments of $21.1 million, and a repurchase of shares of $3.0 million. The cash used in financing activities was partially offset by a drawdown of $180.0 million on the Amended Credit Facility, proceeds from sale of shares of $40.1 million, and proceeds from the exercise of options and warrants of $4.8 million.

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
The Excluded Assets as of June 30, 2022, are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of June 30, 2022 and December 31, 2021, the Excluded Assets balance consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$20,600	$62,540
Investment in marketable securities	37,807	49,066
Land, property, and equipment, net	75,697	42,114
Loan receivable – related parties	—	4,000
Investments in other entities – equity method	26,314	24,969
Other receivable and assets	1,664	936
Other liabilities	(199)	(1,178)
Long-term debt	(24,338)	(7,645)

Total Excluded Assets	$137,545	$174,802

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

June 30, 2022

Revolver Loan	$180,000
Real Estate Loans	23,469
Construction Loan	1,805
Total debt	205,274

Less: Current portion of debt	(2,413)
Less: Unamortized financing costs	(3,793)

Long-term debt	$199,068

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2022 (excluding the six months ended June 30, 2022)	$2,107
2023	618
2024	642
2025	7,184
2026 and thereafter	194,723

Total	$205,274
Credit Agreement
On June 16, 2021, the Company entered into an amended and restated credit agreement (the “Amended Credit Agreement” and the credit facility thereunder, the “Amended Credit Facility”) with Truist Bank, in its capacities as administrative agent for the lenders (in such capacity, the “Agent”), issuing bank, swingline lender and a lender, Truist Securities, Inc., JPMorgan Chase Bank, N.A., MUFG Union Bank, N.A., Preferred Bank, Royal Bank of Canada, and Fifth Third Bank, National Association, in their capacities as joint lead arrangers and/or lenders (the “Lenders”), and Bank of the West, The Toronto-Dominion Bank, New York Branch, Well Fargo, National Association, and City National Bank in their capacities as Lenders, to, among other things, amend and restate that certain credit agreement, dated September 11, 2019, by and among the Company, certain Lenders and the Agent (the credit facility thereunder, the “Credit Facility”), in its entirety.

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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the six months ended June 30, 2022 and 2021, were 2.16% and 2.31%, respectively. Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended June 30, 2022 and 2021, of $0.2 million and $0.4 million, respectively, and $0.5 million and $0.7 million, respectively.

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

On January 25, 2022, 120 Hellman entered into a real estate loan agreement with MUFG Union Bank N.A. and borrowed $16.3 million. Refer to Note 9 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

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

Intercompany Loans
Each of AMH, MMG, AKM Medical Group, Inc. (“AKM”), SCHC, and Bay Area Hospitalist Associates (“BAHA”) has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entity in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement with AMM provides that AMM’s obligation to make any advances automatically terminates upon the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation (in thousands).
Jade entered into an Intercompany Loan Agreement with NMM pursuant to which NMM agreed to provide a revolving loan commitment to Jade. The Intercompany Loan agreement between NMM and Jade matures on June 1, 2024.

			Six Months Ended June 30, 2022
Entity	Intercompany Credit Facility	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$6,588	$6,588	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,362	5,362	—	—
BAHA	250	10%	4,066	3,945	—	—
Jade	10,000	5%	2,000	2,000	—	—
	$33,250		$21,679	$21,558	$—	$—

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

Off-Balance Sheet Arrangements
As of June 30, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of June 30, 2022, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Amended Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. In addition, as of June 30, 2022, Tag 8, a VIE consolidated by the Company, had $1.8 million in outstanding borrowings for the Construction Loan. Interest rate on the “Construction Loan” is equal to an index rate determined by the bank. Furthermore, as of June 30, 2022, APC had $23.5 million in outstanding borrowings for real estate loans related to ZLL, MPP, AMG Properties, and 120 Hellman (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal Prime Rate, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.25% per annum. Under no circumstances will the interest rate on this loan be less than 3.50% per annum or more than the maximum rate allowed by applicable law. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loan, and Real Estate Loans would have increased or decreased our interest expense for the three months ended June 30, 2022, by $2.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of June 30, 2022, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our second fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None for the six months ended June 30, 2022.

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

4.10	Description of Registered Securities

10.1*+	Employment Agreement, dated April 12, 2022, between Network Medical Management, Inc. and Chandan Basho.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

+	Management contract or compensatory plan, contract or arrangement

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 9, 2022	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Brandon Sim
Brandon Sim Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Chandan Basho
Chandan Basho Interim Chief Financial Officer (Principal Financial Officer)