Form 10-Q
period 2022-09-30
Apollo Medical Holdings, Inc.
filed 2022-11-07
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 56,723,447 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

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
    Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$184,016	$233,097
Investments in marketable securities	33,281	53,417
Receivables, net	69,386	10,608
Receivables, net – related parties	91,208	69,376
Income taxes receivable	12,224	—
Other receivables	41,799	9,647
Prepaid expenses and other current assets	11,702	18,637
Loan receivable – related party	—	4,000

Total current assets	443,616	398,782

Non-current assets
Land, property, and equipment, net	104,149	53,186
Intangible assets, net	73,231	82,807
Goodwill	257,482	253,039
Loans receivable	518	569
Loan receivable - related party	2,125	—
Investments in other entities – equity method	38,954	41,715
Investments in privately held entities	896	896
Operating lease right-of-use assets	16,338	15,441
Other assets	6,097	5,928

Total non-current assets	499,790	453,581

Total assets (1)	$943,406	$852,363

Liabilities, mezzanine equity, and stockholders’ equity

Current liabilities

Accounts payable and accrued expenses	$47,366	$43,951
Fiduciary accounts payable	6,506	10,534
Medical liabilities	94,884	55,783
Income taxes payable	—	652
Dividend payable	556	556
Finance lease liabilities	509	486
Operating lease liabilities	3,208	2,629

	September 30, 2022	December 31, 2021
	(Unaudited)
Current portion of long-term debt	3,162	780

Total current liabilities	156,191	115,371

Non-current liabilities
Deferred tax liability	4,701	9,127
Finance lease liabilities, net of current portion	931	973
Operating lease liabilities, net of current portion	16,143	13,198
Long-term debt, net of current portion and deferred financing costs	199,150	182,917
Other long-term liabilities	12,964	14,777

Total non-current liabilities	233,889	220,992

Total liabilities (1)	390,080	336,363

Commitments and contingencies (Note 12)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation	39,820	55,510

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 44,884,522 and 44,630,873 shares issued and outstanding, excluding 11,175,702 and 10,925,702 treasury shares, as of September 30, 2022 and December 31, 2021, respectively	45	45
Additional paid-in capital	315,115	310,876
Retained earnings	195,278	143,629
	510,438	454,550

Non-controlling interest	3,068	5,940

Total stockholders’ equity	513,506	460,490

Total liabilities, mezzanine equity, and stockholders’ equity	$943,406	$852,363
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $590.7 million and $567.0 million as of September 30, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $129.2 million and $91.7 million as of September 30, 2022 and December 31, 2021, respectively. The VIE balances do not include $435.9 million of investment in affiliates and $37.8 million of amounts due from affiliates as of September 30, 2022 and $802.8 million of investment in affiliates and $6.6 million of amounts due from affiliates as of December 31, 2021 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Capitation, net	$227,571	$149,059	$677,253	$438,350
Risk pool settlements and incentives	64,849	59,923	101,717	94,146
Management fee income	10,030	9,652	30,487	26,345
Fee-for-service, net	12,859	7,260	35,694	14,968
Other income	1,692	1,223	4,804	5,006

Total revenue	317,001	227,117	849,955	578,815

Operating expenses
Cost of services, excluding depreciation and amortization	240,768	147,473	691,566	424,303
General and administrative expenses	21,388	21,813	53,224	45,476
Depreciation and amortization	4,754	4,671	13,480	13,105

Total expenses	266,910	173,957	758,270	482,884

Income from operations	50,091	53,160	91,685	95,931

Other (expense) income
Income (loss) from equity method investments	1,452	132	4,397	(3,680)
Gain on sale of equity method investment	—	2,193	—	2,193
Interest expense	(2,422)	(967)	(5,348)	(4,343)
Interest income	223	420	690	1,331
Unrealized (loss) gain on investments	(6,763)	(60,943)	(17,591)	22,826
Other (expense) income	(1,318)	500	2,328	(14,080)

Total other (expense) income, net	(8,828)	(58,665)	(15,524)	4,247

Income (loss) before provision for income taxes	41,263	(5,505)	76,161	100,178

Provision for (benefit from) income taxes	13,867	(120)	26,101	31,575

Net income (loss)	27,396	(5,385)	50,060	68,603

Net income (loss) attributable to non-controlling interest	1,410	(39,664)	(1,589)	8,515

Net income attributable to Apollo Medical Holdings, Inc.	$25,986	$34,279	51,649	$60,088

Earnings per share – basic	$0.58	$0.77	$1.15	$1.38

Earnings per share – diluted	$0.56	$0.74	$1.12	$1.33
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2022	$55,510	44,630,873	$45	$310,876	$143,629	$5,940	$460,490
Net (loss) income	(3,129)	—	—	—	14,264	938	15,202
Purchase of non-controlling interest	—	—	—	—	—	(200)	(200)
Sale of non-controlling interest	—	—	—	—	—	36	36
Share buy back	(230)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	81,779	—	—	—	—	—
Shares issued for exercise of options and warrants	—	124,735	—	1,573	—	—	1,573
Share-based compensation	—	—	—	3,055	—	—	3,055
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Dividends	—	—	—	—	—	(1,178)	(1,178)
Balance at March 31, 2022	$52,151	44,845,059	$45	$316,047	$157,893	$5,536	$479,521
Net (loss) income	(2,154)	—	—	—	11,399	1,346	12,745
Shares issued for vesting of restricted stock awards	—	108,933	—	(253)	—	—	(253)
Shares issued for exercise of options and warrants	—	15,718	—	165	—	—	165
Purchase of treasury shares	—	(250,000)	—	(9,250)	—	—	(9,250)
Share-based compensation	—	—	—	3,920	—	—	3,920
Investment in non-controlling interest	—	—	—	—	—	371	371
Dividends	(10,000)	—	—	—	—	(1,374)	(1,374)
Balance at June 30, 2022	$39,997	44,719,710	$45	$310,629	$169,292	$5,879	$485,845
Net (loss) income	(9)	—	—	—	25,986	1,419	27,405
Purchase of non-controlling interest	—	—	—	—	—	(4,138)	(4,138)
Sale of non-controlling interest	—	—	—	—	—	28	28
Share buy back	(168)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	2,570	—	(62)	—	—	(62)
Shares issued for exercise of options and warrants	—	162,242	—	1,046	—	—	1,046
Share-based compensation	—	—	—	3,502	—	—	3,502
Dividends	—	—	—	—	—	(120)	(120)
Balance at September 30, 2022	$39,820	44,884,522	$45	$315,115	$195,278	$3,068	$513,506

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2021	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income	760	—	—	—	13,151	547	13,698
Purchase of non-controlling interest	(150)	—	—	—	—	(75)	(75)
Sale of non-controlling interest	—	—	—	—	—	37	37
Shares issued for vesting of restricted stock awards	—	7,689	—	—	—	—	—
Shares issued for exercise of options and warrants	—	421,002	1	4,255	—	—	4,256
Purchase of treasury shares	—	(34,158)	—	(342)	—	—	(342)
Share-based compensation	—	—	—	1,346	—	—	1,346
Cancellation of restricted stock awards	—	(5,281)	—	(144)	—	—	(144)
Balance at March 31, 2021	$114,847	42,638,389	$43	$266,126	$82,922	$596	$349,687
Net income	46,859	—	—	—	12,658	13	12,671
Sale of non-controlling interest	150	—	—	—	—	—	—
Sale of shares by non-controlling interest	—	1,638,045	1	40,132	—	—	40,133
Shares issued for vesting of restricted stock awards	—	22,284	—	—	—	—	—
Shares issued for exercise of options and warrants	—	53,504	—	561	—	—	561
Purchase of treasury shares	—	(100,000)	—	(2,450)	—	—	(2,450)
Share-based compensation	—	—	—	1,556	—	—	1,556
Cancellation of restricted stock awards	—	(5,426)	—	(189)	—	—	(189)
Investment in non-controlling interest	—	—	—	—	—	3,769	3,769
Dividends	(20,000)	—	—	—	—	(1,156)	(1,156)
Balance at June 30, 2021	$141,856	44,246,796	$44	$305,736	$95,580	$3,222	$404,582
Net income	(40,356)	—	—	—	34,279	692	34,971
Shares issued for exercise of options and warrants	—	190,254	—	1,785	—	—	1,785
Purchase of treasury shares	—	(40,000)	—	(2,947)	—	—	(2,947)
Share-based compensation	—	—	—	1,420	—	—	1,420
Acquisition of noncontrolling interest	—	—	—	—	—	500	500
Noncontrolling interest capital charge	—	—	—	—	—	10	10
Dividends	(10,000)	—	—	—	—	—	—
Balance at September 30, 2021	$91,500	44,397,050	$44	$305,994	$129,859	$4,424	$440,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$50,060	$68,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,480	13,105
Amortization of debt issuance cost	703	900
Share-based compensation	10,477	4,322
Gain on sale of investments	(2,272)	(2,193)
Unrealized loss (gain) on investments	21,894	(22,826)
(Income) loss from equity method investments	(4,397)	3,680
Impairment of beneficial interest	—	15,723
Unrealized (gain) loss on interest rate swaps	(4,302)	1,069
Deferred tax	(2,330)	6,847
Other	901	189
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(58,325)	(10,686)
Receivables, net – related parties	(21,832)	(4,367)
Other receivables	(31,988)	(1,477)
Prepaid expenses and other current assets	3,228	5,064
Right-of-use assets	2,843	2,440
Other assets	(682)	(954)
Accounts payable and accrued expenses	765	14,362
Fiduciary accounts payable	(4,029)	(815)
Medical liabilities	37,491	(7,633)
Income taxes payable	(14,555)	(300)
Operating lease liabilities	(3,059)	(2,528)
Other long-term liabilities	3,118	—
Net cash (used in) provided by operating activities	(2,811)	82,525

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(5,614)	(2,575)
Proceeds from repayment of loans receivable – related parties	4,051	41
Purchase of marketable securities	(1,750)	(1,009)
Purchase of investment – equity method	—	(13,384)
Proceeds from sale of equity method investment	—	6,375
Purchases of property and equipment	(22,054)	(16,420)
Cash received from consolidation of VIE	—	3,322
Proceeds from sale of marketable securities	6,438	1,106
Distribution from investment - equity method	400	—
Contribution to investment - equity method	(1,785)	—
Net cash used in investing activities	(20,314)	(22,544)

Cash flows from financing activities

	Nine Months Ended September 30,
	2022	2021
Dividends paid	(12,676)	(31,089)
Repayment of long-term debt	(3,714)	(238,254)
Payment of finance lease obligations	(417)	(81)
Proceeds from the exercise of stock options and warrants	2,784	6,601
Repurchase of shares	(9,648)	(5,739)
Proceeds from sale of non-controlling interest	67	48
Purchase of non-controlling interest	(4,338)	(75)
Borrowings on loans	1,986	180,000
Proceeds from sale of shares	—	40,133
Payment of debt issuance costs	—	(727)
Net cash used in financing activities	(25,956)	(49,183)

Net (decrease) increase in cash, cash equivalents and restricted cash	(49,081)	10,798

Cash, cash equivalents, and restricted cash, beginning of period	233,097	193,970

Cash, cash equivalents, and restricted cash, end of period	$184,016	$204,768

Supplementary disclosures of cash flow information
Cash paid for income taxes	$41,811	$24,800
Cash paid for interest	4,386	3,330

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	$—	$71
Deferred tax liability adjustment to goodwill	—	1,786
Fixed asset obtained in exchange for finance lease liabilities	$398	$—
Common stock issued in business combination	$1,000	$—
Cancellation of restricted stock awards	$—	$334
Mortgage loan	$16,275	$—
Cashless exercise of warrants	$694	$—
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

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Description of Business
Overview

Apollo Medical Holdings, Inc. (“ApolloMed”) is a leading physician-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, ApolloMed operates an integrated healthcare delivery platform that enables providers to participate successfully in value-based care arrangements, thus empowering them to deliver high-quality care to patients in a cost-effective manner. ApolloMed was merged with Network Medical Management (“NMM”) in December 2017 (the “2017 Merger”). As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed, and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and maintain control of the board of directors of ApolloMed. Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to ApolloMed and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Headquartered in Alhambra, California, ApolloMed’s subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and an accountable care organization (“ACO”) participating in the GPDC model. NMM and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the following brands: (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc. (“Alpha Care”), (iii) Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), (iv) Jade Health Care Medical Group, Inc. (“Jade”), and (v) Access Primary Care Medical Group (“APCMG”). These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). The Company’s ACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.

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
NMM was formed in 1994 as an MSO for the purpose of providing management services to medical companies and IPAs. The management services primarily include billing, collection, accounting, administration, quality assurance, marketing, compliance, and education. Following the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed.
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

AP-AMH Medical Corporation (“AP-AMH”) and AP-AMH 2 Medical Corporation (“AP-AMH 2”) was formed in May 2019 and July 2021, respectively, as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is the sole shareholder of AP-AMH and AP-AMH 2. In accordance with relevant accounting guidance, AP-AMH and AP-AMH 2 are determined to be VIEs of ApolloMed and are consolidated by ApolloMed.
In September 2019, ApolloMed completed the following series of transactions with its affiliates, AP-AMH and APC:
1.A $545.0 million loan to AP-AMH, pursuant to a 10-year secured loan agreement (the “AP-AMH Loan”). The loan bears interest at a rate of 10% per annum simple interest, is not prepayable (except in certain limited circumstances), requires quarterly payments of interest only in arrears, and is secured by a first-priority security interest in all of AP-AMH’s assets. To the extent that AP-AMH is unable to make any interest payment when due because it has received dividends on the APC Series A Preferred Stock insufficient to pay in full such interest payment, then the outstanding principal amount of the loan will be increased by the amount of any such accrued but unpaid interest, and any such increased principal amounts will bear interest at the rate of 10.75% per annum simple interest.
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
APC’s ownership in ApolloMed was 19.96% as of September 30, 2022 and 19.68% as of December 31, 2021.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of September 30, 2022, APC owned 43.99% of CDSC’s capital stock. In accordance with relevant accounting guidance, CDSC is determined to be a VIE of APC and is consolidated by APC.
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
DMG is a professional medical California corporation and a complete outpatient imaging center. APC accounted for its 40% investment in DMG under the equity method of accounting. In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $8.5 million as of September 30, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) and a 50% interest in each of One MSO, LLC (“One MSO”), Tag-6 Medical Investment Group, LLC (“Tag 6”), and Tag-8 Medical Investment Group, LLC (“Tag 8”). These entities own buildings that are currently leased to tenants, as well as vacant land that is being developed. MPP, AMG Properties, and ZLL are 100% owned subsidiaries of APC and are included in the consolidated financial statements. One MSO is accounted for as an equity method investment, as APC has the ability to exercise significant influence, but not control over the operations of the entity. In April 2021, Tag 8 entered into a loan agreement with MUFG Union Bank N.A. with APC as their guarantor, causing the Company to reevaluate its consolidation of Tag 8. Based on the reevaluation and in accordance with relevant accounting guidance, it was concluded that Tag 8 is a VIE and is consolidated by APC. On August 31, 2022, using cash comprised solely of Excluded Assets, APC acquired the remaining 50% interest in Tag 8 for $4.1 million. As a result, Tag 8 is a 100% owned subsidiary of APC and is included in the consolidated financial statements. On August 31, 2022, using cash comprised solely of Excluded Assets, APC acquired the remaining 50% interest in Tag 6 for $4.9 million. As a result, Tag 6 is a 100% owned subsidiary of APC and is included in the consolidated financial statements. Based on the reevaluation and in accordance with relevant accounting guidance, it was concluded that Tag 6 is a VIE. APC also provided financial support for Tag 6 by paying off their loan after acquisition. These purchases are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.

In July 2021, AP-AMH 2, a VIE of the Company, purchased an 80% equity interest (on a fully diluted basis) in Access Primary Care Medical Group (“APCMG”), a primary care physicians’ group focused on providing high-quality care to senior patients in the northern California cities of Daly City and San Francisco. As a result, APCMG is consolidated by the Company.

In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company (see Note 3 — “Business Combinations and Goodwill”). The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $4.4 million as of September 30, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2021, has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of September 30, 2022 and December 31, 2021, and the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, include the accounts of (i) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, APAACO, Orma Health Inc, and Provider Growth Solutions, LLC and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, and DMG; (ii) AP-AMH 2’s consolidated subsidiaries, APCMG and Jade (iii) AMM’s consolidated VIEs, SCHC and AMH; (iv) NMM’s VIE, APC; (v) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, and its VIEs, CDSC, APC-LSMA, Tag 6, and Tag 8; and (vi) APC-LSMA’s consolidated subsidiaries, ICC, Alpha Care, Accountable Health Care, and AMG.
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
Variable Interest Entities
On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:
•The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and
•The Company has a variable interest in the legal entity; i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.
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
Variable interest model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company; that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 16 — “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of September 30, 2022 and December 31, 2021, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $247.3 million and $285.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.

Investments in Marketable Securities
Investments in marketable securities consist of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase, and such designation is reevaluated at each balance sheet date.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates from four months to 24 months. As of September 30, 2022 and December 31, 2021, certificates of deposit amounted to approximately $25.1 million and $25.0 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
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
Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its IPO in June 2021 and Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). The common stock of a payor partner was acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock, warrants, and potentially additional shares of common stock if certain metrics are not met (such additional shares, “contingent equity securities”) for $3.0 million. The common stock is included in investments in marketable securities in the accompanying consolidated balance sheets. In May 2022, the Company exercised the warrants and subsequently recognized the shares within investments in marketable securities in the accompanying consolidated balance sheet. The warrants were acquired in a stock purchase agreement and are thus subject to Rule 144; accordingly, they must be held for a minimum of six months. As of September 30, 2022, the equity securities from the exercised warrants are restricted from sale. The contingent equity securities are classified as derivatives and included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies - Derivative Financial Instruments” in the accompanying consolidated financial statements for information on the treatment of the derivative instruments.
As of September 30, 2022 and December 31, 2021, the equity securities were approximately $8.2 million and $28.4 million, respectively, in the accompanying consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying consolidated statements of operations under other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total (losses) gains recognized on equity securities	$(6,251)	$62,000	$(21,138)	$21,781
Gains recognized on equity securities sold	—	—	2,272	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(6,251)	$62,000	$(18,866)	$21,781
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

The Company’s loan receivable – related party consists of promissory notes from a related party payee that accrues interest per annum.

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
Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of operations present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Commercial	$41,774	$36,960	$125,938	$102,522
Medicare	188,416	103,919	469,797	232,869
Medicaid	72,054	74,262	209,277	212,408
Other third parties	14,757	11,976	44,943	31,016
Revenue	$317,001	$227,117	$849,955	$578,815

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Payor A	*	13.8%	*	13.1%
Payor B	*	*	*	10.1%
Payor C	*	13.3%	10.0%	15.4%
Payor D	40.1%	17.1%	34.2%	12.1%
*    Less than 10% of total net revenues

The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of September 30, 2022	As of December 31, 2021

Payor D	38.0%	*
Payor E	25.0%	45.0%
Payor F	17.0%	30.0%
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
The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2022, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market funds*	$50,987	$—	$—	$50,987
Marketable securities – certificates of deposit	25,128	—	—	25,128
Marketable securities – equity securities	8,153	—	—	8,153
Contingent equity securities	—	—	1,500	1,500
Interest rate swaps	—	3,231	—	3,231
Total assets	$84,268	$3,231	$1,500	$88,999

Liabilities
APCMG contingent consideration	—	—	500	500
Total liabilities	$—	$—	$500	$500

*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$114,665	$—	$—	$114,665
Marketable securities – certificates of deposit	25,024	—	—	25,024
Marketable securities – equity securities	24,123	4,270	—	28,393
Contingent equity securities	—	—	4,270	4,270
Warrants	—	1,145	—	1,145
Total assets	$163,812	$5,415	$4,270	$173,497

Liabilities
Interest rate swaps	$—	$1,071	$—	$1,071
APCMG contingent consideration	$—	$—	$1,000	$1,000
Total liabilities	$—	$1,071	$1,000	$2,071
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the nine months ended September 30, 2022.
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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the nine months ended September 30, 2022 and 2021.
Goodwill and Indefinite-Lived Intangible Assets
Under ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.

At least annually, at the Company’s fiscal year-end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three reporting units (i) management services, (ii) IPAs, and (iii) accountable care organizations. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2022 and 2021.
Investments in Other Entities — Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of operations under income (loss) from equity method investments and also is adjusted by contributions to, and distributions from, the investee. Equity method investments are subject to impairment evaluation. There was no impairment loss recorded related to equity method investments for the nine months ended September 30, 2022 and 2021.
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

Fiduciary Cash and Payable
The consolidated IPAs collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $6.5 million and $10.5 million as of September 30, 2022 and December 31, 2021, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments

Interest Rate Swap Agreements

The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of operations and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.

The estimated fair value of the interest rate swap agreements was determined using Level 2 inputs. As of September 30, 2022, the fair value of the interest rate swap was $3.2 million and is presented within other assets in the accompanying consolidated balance sheets. As of December 31, 2021, the fair value of the interest rate swap was $1.1 million and is presented within other long-term liabilities in the accompanying consolidated balance sheets.
Warrants
In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock and warrants for $3.0 million. The purchased warrants are considered derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of operations and the accompanying consolidated statements of cash flows. The warrants are classified as a Level 2 instrument as the estimated fair value of the warrants were determined using the Black-Scholes option pricing model and inputs from observable market data. In May 2022, the Company exercised the warrants, and the shares were subsequently presented within investments in marketable securities on the accompanying consolidated balance sheets. The shares are classified as Level 1 since the quoted market prices from reputable third-party brokers are available in an active market and unadjusted.

Contingent Equity Securities

In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Nutex, ApolloMed is entitled to additional common stock if Nutex does not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered to be derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of operations and the accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model, which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. Based on the various scenarios, the Company determined the probability of the metric being achieved is 0%, As of September 30, 2022 and December 31, 2021, the contingent equity securities were valued at $1.5 million and $4.3 million, respectively, and are presented within prepaid and other current assets in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2022, the Company recognized unrealized loss of $1.7 million and $2.8 million, respectively. No unrealized gains or losses were recognized for the three and nine months ended September 30, 2021.
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
Capitation, Net
Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a capitated arrangement directly made with various managed care providers including HMOs. Capitation revenue is typically prepaid monthly to the Company based on the number of enrollees selecting the Company as their healthcare provider. Capitation revenue is recognized in the month in which the Company is obligated to provide services to plan enrollees under contracts with various health plans. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing their monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment” model, which compensates managed care organizations and providers based on the health status (acuity) of each individual enrollee. Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid on a monthly basis based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or fewer healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.
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

GPDC Capitation Revenue

CMS contracts with Direct Contracting Entities (“DCEs”), which are composed of healthcare providers operating under a common legal structure and accepts financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries aligned to the entity. The combination of the FFS model and the GPDC model changes the distribution of responsibilities, risks, costs, and rewards among CMS, DCEs, and providers. By entering into a contract with CMS, a DCE voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. Each DCE bears the economic costs, and reaps the economic rewards, of fulfilling its responsibilities and managing its risks as a DCE. APAACO has applied, and been accepted, to participate in the GPDC Model for Performance Year 2022, beginning January 1, 2022.

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

Risk Pool Settlements and Incentives

APC and Accountable Health Care enter into full-risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging, and paying for institutional risk and the IPA is responsible for providing, arranging and paying for professional risk. Under a full-risk pool sharing agreement, the IPA generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical margin, IBNR completion factors and constraint percentages were used by management in applying the most likely amount methodology.

Under capitated arrangements with certain HMOs, APC, Accountable Health Care, and Alpha Care participate in one or more shared risk arrangements relating to the provision of institutional services to enrollees and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared risk arrangements are entered into with certain health plans, which are administered by the health plan, where the IPA is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital, and therefore the health plan retains the institutional risk. Shared risk deficits, if any, are not payable until and unless (and only to the extent) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.

The Company’s risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to the IPA, the adjustments and/or the withheld amounts are unpredictable, and as such, APC, Accountable Health Care, and Alpha Care’s risk share revenues are deemed to be fully constrained until they are notified of the amount by the health plan. Final settlement of risk pools for prior contract years generally occur in the third or fourth quarter of the following year.

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

Generally, for the foregoing arrangements, the final settlement is dependent on each distinct day’s performance within the annual measurement period, but cannot be allocated to specific days until the full measurement period has occurred and performance can be assessed. As such, this is a form of variable consideration estimated at contract inception and updated through the measurement period (i.e., the contract year), to the extent the risk of reversal does not exist, and the consideration is not constrained.
NGACO AIPBP Revenue
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage direct care and pay providers based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation-like AIPBP payments from CMS on a monthly basis to pay claims from in-network providers. The Company records such AIPBPs received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided, and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS, while claims from APAACO’s in-network contracted providers are paid by APAACO. The Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO AIPBP revenues monthly. Excess AIPBPs over claims paid, plus an estimate for the related IBNR claims, are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess AIPBPs for the performance year, and the excess is refunded to CMS.
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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop-loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future, and therefore this shared risk pool revenue is considered fully constrained. With the ending of the NGACO Model on December 31, 2021, the Company no longer receives AIPBPs but remains eligible to recognize any shared savings or loss for performance year 2021 upon issuance of the settlement report from CMS. Pursuant to the Participation Agreement, the Company recognized $48.8 million related to savings from the 2021 performance year as revenue in risk pool settlements and incentives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2022.

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
Consideration from management contracts is variable in nature because the majority of the fees are generally based on revenue or collections, which can vary from period to period. The Company has control over pricing. Contractual fees are invoiced to the Company’s clients generally monthly and payment terms are typically due within 30 days. The variable consideration in the Company’s management contracts meets the criteria to be allocated to the distinct period of time to which it relates because (i) it is due to the activities performed to satisfy the performance obligation during that period, and (ii) it represents the consideration to which the Company expects to be entitled.
The Company’s management contracts generally have terms ranging from one to ten years, although they may be terminated earlier under the terms of the applicable contracts. Since the remaining variable consideration will be allocated to a wholly unsatisfied promise that forms part of a single performance obligation recognized under the series guidance, the Company has applied the optional exemption to exclude disclosure of the allocation of the transaction price to remaining performance obligations.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. The Company’s contract liability balance was $0.5 million and $16.8 million as of September 30, 2022 and December 31, 2021, respectively, and is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the nine months ended September 30, 2022, $16.8 million of the Company’s contract liability accrued in 2021 has been recognized as revenue.
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
Non-controlling Interests
The Company consolidates entities in which the Company has a controlling financial interest. The Company consolidates subsidiaries in which the Company holds, directly or indirectly, more than 50% of the voting rights, and VIEs in which the Company is the primary beneficiary. Non-controlling interests represent third-party equity ownership interests (including equity ownership interests held by certain VIEs) in the Company’s consolidated entities. Net income attributable to non-controlling interests is disclosed in the consolidated statements of operations.
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. As of September 30, 2022 and December 31, 2021, APC’s shares were not redeemable, nor was it probable the shares would become redeemable.
Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (i) the election for classes of underlying asset to not separate non-lease components from lease components, and (ii) the election for short-term lease recognition exemption for all leases under a 12-month term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.
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

3.    Business Combinations and Goodwill

Jade Health Care Medical Group, Inc. (“Jade”)

On April 19, 2022, the Company acquired 100% of the capital stock of Jade. The purchase was paid in cash. Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.
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

APCMG

In July 2021, the Company acquired an 80% equity interest (on a fully diluted basis) in APCMG. As part of the transaction, the Company may pay APCMG additional consideration contingent on APCMG’s financial performance for fiscal year 2022 (“APCMG contingent consideration”). The APCMG contingent consideration will be met if gross revenue and earnings before interest, taxes, and depreciation, and amortization (“EBITDA”) targets exceed a threshold for fiscal year 2022. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of gross revenue and EBITDA and assigned probabilities to each such scenario in determining fair value. As of September 30, 2022, the contingent consideration is valued at $0.5 million and was included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the nine months ended September 30, 2022 was as follows (in thousands):

Balance, January 1, 2022	$253,039
Acquisitions	2,562
Adjustments	1,881
Balance, September 30, 2022	$257,482

4.    Intangible Assets, Net
At September 30, 2022, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross September 30, 2022	Accumulated Amortization	Net September 30, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(92,954)	57,725
Management contracts	15	22,832	(14,820)	8,012
Member relationships	12	8,997	(5,404)	3,593
Patient management platform	5	2,060	(1,966)	94
Tradename/trademarks	20	1,011	(244)	767
Subscriber relationships	5	235	(31)	204
Developed technology	6	772	(86)	686
		$188,736	$(115,505)	$73,231
At December 31, 2021, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2021	Accumulated Amortization	Net December 31, 2021
Indefinite lived assets:
Medicare license	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-15	150,679	(84,865)	65,814
Management contracts	15	22,832	(13,563)	9,269
Member relationships	12	8,997	(4,606)	4,391
Patient management platform	5	2,060	(1,682)	378
Tradename/trademarks	20	1,011	(206)	805
		$187,729	$(104,922)	$82,807
Included in depreciation and amortization on the accompanying consolidated statements of operations is amortization expense of $3.4 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and $10.6 million and $11.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2022 (excluding the nine months ended September 30, 2022)	$3,251
2023	11,804
2024	10,735
2025	9,558
2026	8,505
Thereafter	27,228

Total	$71,081

5.    Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following (in thousands):

	December 31, 2021	Allocation of Income (Loss)	Funding reclassified to loan receivable	Funding	Entity Consolidated	Distribution	September 30, 2022
LaSalle Medical Associates – IPA Line of Business	$3,034	$3,885	$(2,125)	$—	$—	$—	$4,794
Pacific Medical Imaging & Oncology Center, Inc.	1,719	(20)	—	—	—	—	1,699
531 W. College, LLC – related party	17,230	(420)	—	350	—	—	17,160
One MSO, LLC – related party	2,910	306	—	—	—	(400)	2,816
Tag-6 Medical Investment Group, LLC – related party	4,830	153	—	1,435	(6,418)	—	—
CAIPA MSO, LLC	11,992	493	—	—	—	—	12,485
	$41,715	$4,397	$(2,125)	$1,785	$(6,418)	$(400)	$38,954
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care. In September 2021, APC-LSMA sold 21.25% of its interest in LMA back to Dr. Arteaga for $6.4 million, which resulted in APC-LSMA owning a 25% interest in LMA as of September 30, 2022. The investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the three months ended September 30, 2022 and 2021, APC recognized income from this investment of $1.3 million and a loss of $0.3 million, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and September 30, 2021, APC recognized income from this investment of $3.9 million and a loss of $4.7 million, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $4.8 million and $3.0 million at September 30, 2022 and December 31, 2021, respectively.

LMA’s summarized balance sheets at September 30, 2022 and December 31, 2021, and summarized statements of operations for the nine months ended September 30, 2022 and 2021, with respect to its IPA line of business are as follows (in thousands):
Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)	(unaudited)

Assets

Cash and cash equivalents	$17,996	$6,619
Restricted cash	699	696
Receivables, net	7,355	2,269
Loan receivable	2,250	2,250

Total assets	$28,300	$11,834

Liabilities and Stockholders’ Deficit
Current liabilities	$33,468	$32,405
Stockholders’ deficit	(5,168)	(20,571)

Total liabilities and stockholders’ deficit	$28,300	$11,834
Statements of Operations

	Nine Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)

Revenues	$190,731	$144,417
Expenses	180,696	155,786

Income (loss) from operations	10,035	(11,369)

Other loss	(48)	—

Net income (loss)	$9,987	$(11,369)

Pacific Medical Imaging and Oncology Center, Inc.
APC-LSMA and PMIOC entered into a share purchase agreement whereby APC-LSMA purchased a 40% ownership interest in PMIOC. Incorporated in California in 2004, PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high-quality diagnostic services, such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry, and digital mammography, at its facilities. The investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.

APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended September 30, 2022 and 2021, APC recognized loss from this investment of approximately $42,000 and income of $0.2 million, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, APC recognized loss of approximately $20,000 and income of $0.1 million, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets had investment balances of $1.7 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively.
531 W. College LLC – Related Party
APC has a 50% ownership in 531 W. College LLC and accounts for its investment in 531 W. College, LLC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over the operations of this joint venture. 531 W. College, LLC owns a former hospital campus in Los Angeles that is now leased to tenants. The investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
For the three months ended September 30, 2022 and 2021, APC recognized a loss from this investment of $0.1 million and $34,000, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, APC recorded a loss from this investment of $0.4 million and $0.1 million, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $17.2 million and $17.2 million at September 30, 2022 and December 31, 2021, respectively.
One MSO, LLC – Related Party
APC has a 50% interest in One MSO. One MSO owns an office building in Monterey Park, California that is leased to tenants, including NMM. The investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders. For the three months ended September 30, 2022 and 2021, APC recognized income of $52,000 and $0.1 million, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, APC recognized income of $0.3 million and $0.4 million, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $2.8 million and $2.9 million at September 30, 2022 and December 31, 2021, respectively.

Tag-6 Medical Investment Group, LLC — Related Party

APC had a 50% interest in Tag 6. Tag 6 leases its building to tenants and shares common ownership with certain board members of APC and as such is considered a related party. On August 31, 2022, using cash comprised solely of Excluded Assets, APC acquired the remaining 50% interest in Tag 6 for $4.9 million. As a result, Tag 6 is a 100% owned subsidiary of APC and is included in the consolidated financial statements.

For the three months ended September 30, 2022 and 2021, and prior to consolidation of Tag 6, APC recognized income of $42,000 and $45,000, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, and prior to consolidation of Tag 6, APC recognized income of $0.2 million and $0.2 million, respectively, in the accompanying consolidated statements of operations.

CAIPA MSO, LLC

In August 2021, ApolloMed purchased 30% interests in CAIPA MSO, LLC for $11.7 million. CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d/b/a Coalition of Asian-American IPA (“CAIPA”), a leading independent practice association serving the greater New York City area.

ApolloMed accounts for its investment in CAIPA MSO under the equity method of accounting as ApolloMed has the ability to exercise significant influence, but not control over CAIPA MSO’s operations. For the three months ended September 30, 2022 and 2021, ApolloMed recognized income from investment of $0.2 million and $45,000, respectively, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, ApolloMed recognized income of $0.5 million and $45,000, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $12.5 million and $12.0 million as of September 30, 2022 and December 31, 2021, respectively.

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
AchievaMed
In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investments in privately held entities in the accompanying consolidated balance sheets as of September 30, 2022.

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

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$25,437	$9,583
Capitation payable	4,460	2,697
Subcontractor IPA payable	2,577	1,587
Professional fees	2,562	878
Due to related parties	2,459	2,301
Contract liabilities	544	16,798
Accrued compensation	9,327	10,107
Total accounts payable and accrued expenses	$47,366	$43,951

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	September 30, 2022	September 30, 2021
Medical liabilities, beginning of period	$55,783	$50,330
Acquired (see Note 3)	$1,609	$175
Components of medical care costs related to claims incurred:
Current period	469,518	242,619
Prior periods	3,649	(498)
Total medical care costs	473,167	242,121
Payments for medical care costs related to claims incurred:
Current period	(368,851)	(200,582)
Prior periods	(66,177)	(48,948)
Total paid	(435,028)	(249,530)
Adjustments	(647)	(224)

Medical liabilities, end of period	$94,884	$42,872

9.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Revolver Loan	$180,000	$180,000
Real Estate Loans	23,319	7,396
Construction Loans	2,549	569
Total debt	205,868	187,965

Less: Current portion of debt	(3,162)	(780)
Less: Unamortized financing costs	(3,556)	(4,268)

Long-term debt	$199,150	$182,917
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of September 30, 2022 and December 31, 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2022 (excluding the nine months ended September 30, 2022)	$2,701
2023	618
2024	642
2025	7,184
2026	180,454
Thereafter	14,269

Total	$205,868

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
Generally, amounts borrowed under the Amended Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (i) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (ii) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of September 30, 2022, the interest rate on the Credit Agreement was 4.17%. Borrowings under the Amended Credit Agreement may be prepaid at any time without penalty. If LIBOR ceases to be reported under the Amended Credit Agreement, the Company will use the secured overnight financing rate or the Company and the Agent will agree to an alternative rate of interest.

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

Deferred Financing Costs

In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At September 30, 2022 and December 31, 2021, the unamortized deferred financing cost was $3.6 million and $4.3 million, respectively.

Real Estate Loans

MPP

On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the balance on the loan was $6.1 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of September 30, 2022, the balance outstanding was $6.0 million. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties

On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the balance on the loan was $0.7 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of September 30, 2022, the balance outstanding was $0.7 million. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

ZLL

On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2021, the balance on the loan was $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. As of September 30, 2022, the balance outstanding was $0.6 million. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

120 Hellman LLC

On January 25, 2022, 120 Hellman LLC (“120 Hellman”), a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. The loan was used to purchase property in Monterey Park, California. The variable interest rate is 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If the index is not available, MUFG Union Bank N.A. may designate a substitute index after notifying 120 Hellman. Monthly payments on the principal and interest began on April 1, 2022. Should interest not be paid when due, it shall become part of the principal and bear interest. As of September 30, 2022, the balance outstanding was $16.1 million. 120 Hellman must maintain a Cash Flow to Debt Service ratio (defined as net profit after taxes, to which depreciation, amortization and other non-cash items are added divided by the current portion of long-term debt and capital leases) of not less than 1.25 to 1 and 35% or more of the property must also be occupied by APC.

Construction Loans

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.

The Construction Loan allows Tag 8 to borrow up to $10.7 million with a maturity date of December 1, 2022 (“Construction Loan Term”). Interest rate is equal to an index rate determined by the bank. Monthly interest payments began on May 1, 2021, or can become part of the principal and bear interest. If construction is completed and there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an extended maturity date of December 1, 2032 (“Permanent Loan Term”). Upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning January 1, 2023. From January 1, 2023 until December 1, 2023, the interest rate will be 2.0% per annum in excess of the LIBOR rate. As of September 30, 2022, the likelihood of the construction being completed by the maturity date was remote. The outstanding balance as of September 30, 2022 was $2.5 million and was recorded as a current portion of long-term debt in the accompanying consolidated balance sheets. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.

On November 7, 2011, Tag 6 entered into a construction loan agreement with Preferred Bank (“Tag 6 Construction Loan”). On August 31, 2022, APC acquired the remaining 50% interest in Tag 6. As a result, Tag 6 is a 100% owned subsidiary of APC and is included in the consolidated financial statements. On the day of consolidation, the outstanding balance on the loan was $3.4 million with a maturity date of September 7, 2022. On September 6, 2022, APC paid off the outstanding Tag 6 Construction Loan balance of $3.4 million.

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2022 and 2021, was 2.83% and 2.15%, respectively. Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended September 30, 2022 and 2021, of $0.2 million and $0.2 million, respectively, and $0.7 million and $0.9 million, respectively.

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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank under the Amended Credit Agreement for a total of $21.1 million for the benefit of CMS. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present, or any future expiration date.
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

10.    Mezzanine and Stockholders’ Equity
Mezzanine
As the redemption feature of the APC shares (see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies — Mezzanine Equity”) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interest in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable, as of September 30, 2022 and December 31, 2021.
Stockholders’ Equity

As of September 30, 2022, 140,954 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.

Treasury Stock
APC owned 11,175,702 and 10,925,702 shares of ApolloMed’s common stock, respectively, as of September 30, 2022 and December 31, 2021. While such shares of ApolloMed’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the consolidated financial statements.
Dividends
During the three months ended September 30, 2022 and 2021, APC paid dividends of $0 and $10.0 million, respectively. During the nine months ended September 30, 2022 and 2021, APC paid dividends of $10.0 million and $29.9 million, respectively.
During the three months ended September 30, 2022 and 2021, CDSC did not pay dividends. During the nine months ended September 30, 2022 and 2021, CDSC paid dividends of $2.9 million and $1.5 million, respectively.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and nine months ended September 30, 2022 and 2021, and associated with the issuance of restricted shares of common stock and vesting of stock options, which are included in general and administrative expenses in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Stock options	$947	$602	$2,868	$1,794
Restricted stock	2,555	818	7,609	2,528
Total stock-based compensation expense	$3,502	$1,420	$10,477	$4,322

Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2022 was $23.2 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2022	813,965	$22.74	3.20	$41.6
Options granted	87,488	51.21	—	—
Options exercised	(41,603)	17.81	—	1.0

Options outstanding at September 30, 2022	859,850	$25.90	2.44	$16.5

Options exercisable at September 30, 2022	639,622	$12.07	1.56	$15.5
During the nine months ended September 30, 2022, options were exercised for 41,603 shares of the Company’s common stock, resulting in proceeds of $0.7 million. During the nine months ended September 30, 2021, options were exercised for 40,000 shares of the Company’s common stock, resulting in proceeds of $0.2 million.
During the nine months ended September 30, 2022, the Company granted 87,488 stock options to certain ApolloMed employees and Board members. The options granted during the nine months ended September 30, 2022 were recognized at fair value, as determined using the Black-Scholes option pricing model as follows:

September 30, 2022
Expected term	1.50 years - 2.25 years
Expected volatility	71.47% - 82.05%
Risk-free interest rate	1.02% - 2.47%
Market value of options	$17.47 - $23.42
Restricted Stock
The Company grants restricted stock to officers and employees, which are earned based on service conditions. The grant date fair value of the restricted stock is that day’s closing market price of the Company’s common stock. During the nine months ended September 30, 2022, the Company granted restricted stock totaling 538,037 shares, including 295,721 shares of restricted stock with performance conditions, with a weighted average grant date fair value of $41.95. Shares of restricted stock with performance conditions are recognized to the extent the performance conditions are probable of being achieved. The grant date fair value of restricted stock and restricted stock with performance conditions that are probable of being achieved were $10.7 million and will be recognized on a straight-line basis over the awards’ vesting period.

Warrants
The Company’s outstanding warrants consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2022	1,001,740	10.49	0.94	63.1
Warrants granted	—	—	—	—
Warrants exercised	(281,742)	10.49	—	10.1
Warrants expired/forfeited	—	—	—	—

Warrants outstanding at September 30, 2022	719,998	$10.49	0.19	$20.5

Exercise Price Per Share	Warrants Outstanding	Weighted Average Remaining Contractual Life	Warrants Exercisable	Weighted Average Exercise Price Per Share
$10.00	370,280	0.19	370,280	$10.00
11.00	349,718	0.19	349,718	$11.00

$ 10.00 – 11.00	719,998	0.19	719,998	$10.49
During the nine months ended September 30, 2022 and 2021, common stock warrants were exercised for 281,742 and 624,760 shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $2.0 million and $6.4 million, respectively. The exercise price ranged from $10.00 to $11.00 per share for the exercises during the nine months ended September 30, 2022, and $9.00 to $11.00 per share for the exercises during the nine months ended September 30, 2021, respectively.

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
As risk-bearing organizations, the consolidated IPAs are required to comply with the California Department of Managed Healthcare (“DMHC”) regulations, including maintenance of minimum working capital, tangible net equity (“TNE”), cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as net equity less intangibles, less non-allowable assets (which include unsecured amounts due from affiliates), plus subordinated obligations.
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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank for a total of $21.1 million for the benefit of CMS (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
APC and Alpha Care established irrevocable standby letters of credit with a Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
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

13.    Related-Party Transactions
During the three and nine months ended September 30, 2022 and 2021, NMM recognized approximately $4.8 million and $4.5 million, respectively, and $15.9 million and $13.2 million, respectively, in management fees from LMA. LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities - Equity Method”).
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the three and nine months ended September 30, 2022 and 2021, APC paid approximately $0.7 million and $0.7 million, respectively, and $2.0 million and $1.7 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three and nine months ended September 30, 2021, APC paid $2.2 million and $5.4 million, respectively, to DMG for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC. In October 2021, DMG was consolidated by Apollo. As such, DMG is no longer a related party.
During the three and nine months ended September 30, 2022 and 2021, APC paid approximately $0.1 million and $0.3 million, respectively, and $0.3 million and $0.4 million to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.

During the three and nine months ended September 30, 2022 and 2021, APC paid approximately $0.2 million and $0.7 million, respectively, and $0.5 million and $1.1 million, respectively, to Fulgent Genetics, Inc. for services as a provider. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the three months ended September 30, 2022 and 2021, APC paid an aggregate of approximately $14.2 million and $10.1 million to shareholders, respectively, which included approximately $5.8 million and $1.8 million, respectively, to shareholders who are also officers of APC. During the nine months ended September 30, 2022 and 2021, APC paid an aggregate of approximately $35.3 million and $25.3 million to shareholders, respectively, and $11.0 million and $5.6 million, respectively, to shareholders who are also officers of APC.
For the three and nine months ended September 30, 2022 and 2021, SCHC paid approximately $0.1 million and $0.1 million, respectively, and $0.3 million and $0.3 million, respectively, to Numen, LLC (“Numen”) for an office lease. Numen is owned by a shareholder of APC.
During the three and nine ended September 30, 2022 and 2021, NMM paid approximately $0.4 million and $0.4 million, respectively, and $1.1 million and $1.1 million, respectively, to One MSO for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three and nine months ended September 30, 2022 and 2021, APC paid approximately $4.0 million and $3.6 million, respectively, and $11.3 million and to $10.5 million, respectively, to Arroyo Vista Family Health Center (“Arroyo Vista”) for services as a provider. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
AHMC – Risk pool, capitation, claims payment	$13,532	$10,712	$39,317	$36,505
HSMSO – Management fees, net	(395)	(33)	(1,123)	(141)
Aurion – Management fees	(75)	(100)	(225)	(252)

Receipts, net	$13,062	$10,579	$37,969	$36,112

The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the three and nine months ended September 30, 2022 and 2021, the Company has recognized risk pool revenue under this agreement of $13.6 million and $21.5 million, and $38.9 million and $47.1 million, respectfully, of which $85.2 million and $58.4 million remained outstanding as of September 30, 2022 and December 31, 2021, respectively.

During the three and nine months ended September 30, 2022, APC paid $0 and $9.3 million, respectively, to purchase Apollo’s stock from a board member.
In addition, affiliates wholly owned by the Company’s officers, including Dr. Thomas Lam, ApolloMed’s Co-CEO and President, are reported in the accompanying consolidated statements of operations on a consolidated basis, together with the Company’s subsidiaries, and therefore, the Company does not separately disclose transactions between such affiliates and the Company’s subsidiaries as related-party transactions.
For equity method investments and loans receivable from related parties, see Note 5 — “Investment in Other Entities — Equity Method” and Note 6 — “Loan Receivable and Loan Receivable — Related Parties”, respectively.

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
As of September 30, 2022, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the nine months ended September 30, 2022 and 2021, was 34.3% and 31.5%, respectively. The tax rate for the nine months ended September 30, 2022, differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow-through entities, non-deductible permanent items, and change in valuation allowance.
As of September 30, 2022, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

As of September 30, 2022 and December 31, 2021, APC held 11,175,702 and 10,925,702 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
For the three months ended September 30, 2022 and September 30, 2021, restricted stock of 192,804 and 9,137, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the nine months ended September 30, 2022 and September 30, 2021, restricted stock of 192,804 and 9,137, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.
For the three and nine months ended September 30, 2022, 290,045 of restricted stock with performance conditions were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of September 30, 2022.
Below is a summary of the earnings per share computations:

Three Months Ended September 30,	2022	2021
Earnings per share – basic	$0.58	$0.77
Earnings per share – diluted	$0.56	$0.74
Weighted average shares of common stock outstanding – basic	44,946,725	44,301,060
Weighted average shares of common stock outstanding – diluted	46,152,536	46,273,640

Nine Months Ended September 30,	2022	2021
Earnings per share – basic	$1.15	$1.38
Earnings per share – diluted	$1.12	$1.33
Weighted average shares of common stock outstanding – basic	44,795,295	43,608,116
Weighted average shares of common stock outstanding – diluted	45,993,001	45,339,372

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended September 30,	2022	2021
Weighted average shares of common stock outstanding – basic	44,946,725	44,301,060
Stock options	457,992	583,639
Warrants	555,065	1,083,216
Restricted stock awards	192,754	305,725
Weighted average shares of common stock outstanding – diluted	46,152,536	46,273,640

Nine Months Ended September 30,	2022	2021
Weighted average shares of common stock outstanding – basic	44,795,295	43,608,116
Stock options	455,166	498,296
Warrants	552,744	971,935
Restricted stock awards	189,796	261,025
Weighted average shares of common stock outstanding – diluted	45,993,001	45,339,372

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
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies — Variable Interest Entities” to the accompanying consolidated financial statements for information on how the Company determines VIEs and their treatment.
The following table includes assets that can only be used to settle the liabilities of APC and its consolidated entities and VIEs, including Alpha Care and Accountable Health Care, and to which the creditors of ApolloMed have no recourse, and liabilities to which the creditors of APC, including Alpha Care and Accountable Health Care, have no recourse to the general credit of ApolloMed, as the primary beneficiary of the VIEs. These assets and liabilities, with the exception of the investment in a privately held entity that does not report net asset value per share and amounts due to affiliates, which are eliminated upon consolidation with NMM, are included in the accompanying consolidated balance sheets (in thousands). The assets and liabilities of the Company’s other consolidated VIEs were not considered significant.

	September 30, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	$106,477	$161,762
Investment in marketable securities	32,467	49,066
Receivables, net	24,172	7,251
Receivables, net – related party	87,737	62,180
Income taxes receivable	12,456	1,342
Other receivables	2,106	1,833
Prepaid expenses and other current assets	7,662	11,734
Loan receivable – related party	—	4,000
Amount due from affiliate	37,770	6,598
Total current assets	310,847	305,766

Non-current assets
Land, property, and equipment, net	102,152	49,547
Intangible assets, net	56,296	58,282
Goodwill	118,891	109,656
Loan receivable, net of current portion	38	—
Loans receivable – related parties	2,125	89
Investment in affiliates	435,852	802,821
Investments in other entities – equity method	26,470	41,715
Investment in privately held entities	405	405
Operating lease right-of-use assets	6,944	4,953
Other assets	4,282	3,219

Total non-current assets	753,455	1,070,687

Total assets	$1,064,302	$1,376,453

	September 30, 2022	December 31, 2021
Current liabilities
Accounts payable and accrued expenses	$19,686	$11,591
Fiduciary accounts payable	6,506	10,534
Medical liabilities	53,563	44,000
Dividends payable	556	556
Current portion of long-term debt	3,162	780
Finance lease liabilities	509	110
Operating lease liabilities	1,846	1,250

Total current liabilities	85,828	68,821

Non-current liabilities
Long-term debt, net of current portion and deferred financing costs	22,642	7,114
Deferred tax liability	3,325	1,982
Finance lease liabilities, net of current portion	931	193
Operating lease liabilities, net of current portion	7,916	3,950
Other long-term liabilities	8,542	9,614

Total non-current liabilities	43,356	22,853

Total liabilities	$129,184	$91,674

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of three months to eight years. Some of the leases may include options to extend the lease terms for up to 10 years, and some of the leases may include options to terminate the leases within one year. As of September 30, 2022 and December 31, 2021, assets recorded under finance leases were $1.3 million and $1.3 million, respectively, and accumulated depreciation associated with finance leases were $0.9 million and $0.6 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheets.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021

Operating lease cost	$1,655	$1,379

Finance lease cost
Amortization of lease expense	138	27
Interest on lease liabilities	17	3

Sublease income	(132)	(235)

Total lease cost, net	$1,678	$1,174

	Nine Months Ended September 30,
	2022	2021

Operating lease cost	$4,780	$3,893

Finance lease cost
Amortization of lease expense	422	81
Interest on lease liabilities	54	8

Sublease income	(464)	(709)

Total lease cost, net	$4,792	$3,273

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,712	$1,414
Operating cash flows from finance leases	17	3
Financing cash flows from finance leases	138	27

	Nine Months Ended September 30,
	2022	2021

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,758	$3,903
Operating cash flows from finance leases	54	8
Financing cash flows from finance leases	422	81

	Nine Months Ended September 30,
	2022	2021

Weighted Average Remaining Lease Term

Operating leases	6.37 years	6.44 years
Finance leases	2.91 years	2.92 years

Weighted Average Discount Rate

Operating leases	4.92%	6.10%
Finance leases	4.33%	3.00%

The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2022 (excluding the nine months ended September 30, 2022)	$1,045	$155
2023	4,023	539
2024	3,636	473
2025	3,294	310
2026	2,987	61
Thereafter	7,744	—

Total future minimum lease payments	22,729	1,538
Less: imputed interest	3,378	98
Total lease liabilities	19,351	1,440
Less: current portion	3,208	509
Long-term lease liabilities	$16,143	$931
As of September 30, 2022, the Company does not have additional operating and finance leases that have not yet commenced.

18.    Subsequent Events
All American Medical Group & For Your Benefit, Inc.
The Company entered into a definitive agreement to acquire 100% of the fully diluted capitalization of All American Medical Group (“AAMG”) and For Your Benefit, Inc. (“FYB”), as well as certain related managed care assets. AAMG is a primary and specialty care physicians’ group focused on providing high-quality, culturally competent care to local communities in the San Francisco Bay Area. FYB is affiliated with AAMG and is licensed by the California Department of Managed Health Care as a full-service Restricted Knox-Keene licensed health plan, which enables FYB to assume full financial responsibility, including both professional and institutional risk, for the medical costs of its members under the Knox-Keene Health Care Service Plan Act of 1975. On October 31,2022, the Company closed its transaction with AAMG and the purchase was paid in cash.
Valley Oaks Medical Group
The Company entered into a definitive agreement to acquire 100% of the capital stock of Valley Oaks Medical Group (“VOMG”) and assets relating to nine primary care clinics in Nevada and Texas. VOMG provides high-quality, value-based primary care services to its local communities and serves over 20,000 patients, including approximately 6,000 Medicare members. On October 14, 2022, the Company closed its transaction with VOMG and the purchase was paid in cash.

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
The majority of our patients are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”). However, a small portion of our revenue comes from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. Our physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: NMM, AMM, and APAACO and their consolidated entities, including consolidated VIEs. Refer to Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for all consolidated entities.
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

Through our accountable care organization and a network of IPAs with more than 10,600 contracted physicians, we are responsible for coordinating care in value-based care arrangements for approximately 1.2 million patients primarily in California as of September 30, 2022.

Recent and Other Developments
All American Medical Group & For Your Benefit, Inc.
The Company entered into a definitive agreement to acquire 100% of the fully diluted capitalization of All American Medical Group (“AAMG”) and For Your Benefit, Inc. (“FYB”), as well as certain related managed care assets. AAMG is a primary and specialty care physicians’ group focused on providing high-quality, culturally competent care to local communities in the San Francisco Bay Area. FYB is affiliated with AAMG and is licensed by the California Department of Managed Health Care as a full-service Restricted Knox-Keene licensed health plan, which enables FYB to assume full financial responsibility, including both professional and institutional risk, for the medical costs of its members under the Knox-Keene Health Care Service Plan Act of 1975. On October 31, 2022, the Company closed its transaction with AAMG and the purchase was paid in cash.
Valley Oaks Medical Group
The Company entered into a definitive agreement to acquire 100% of the capital stock of Valley Oaks Medical Group (“VOMG”) and assets relating to nine primary care clinics in Nevada and Texas. VOMG provides high-quality, value-based primary care services to its local communities and serves over 20,000 patients, including approximately 6,000 Medicare members. On October 14, 2022, the Company closed its transaction with VOMG and the purchase was paid in cash.
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
Operating Expenses

Our largest expenses consist of the cost of: (i) patient care paid to contracted providers; (ii) information technology equipment and software, and; (iii) hiring staff to provide management and administrative support services to our affiliated physician groups, as further described in the following sections. These services include claims processing, utilization management, contracting, accounting, credentialing, and administrative oversight.

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue
Capitation, net	$227,571	$149,059	$78,512	53%
Risk pool settlements and incentives	64,849	59,923	4,926	8%
Management fee income	10,030	9,652	378	4%
Fee-for-services, net	12,859	7,260	5,599	77%
Other income	1,692	1,223	469	38%

Total revenue	317,001	227,117	89,884	40%

Operating expenses
Cost of services, excluding depreciation and amortization	240,768	147,473	93,295	63%
General and administrative expenses	21,388	21,813	(425)	(2)%
Depreciation and amortization	4,754	4,671	83	2%

Total expenses	266,910	173,957	92,953	53%

Income from operations	50,091	53,160	(3,069)	(6)%

Other income (expense)
Income from equity method investments	1,452	132	1,320	*
Gain on sale of equity method investment	—	2,193	(2,193)	(100)%
Interest expense	(2,422)	(967)	(1,455)	150%
Interest income	223	420	(197)	(47)%
Unrealized loss on investments	(6,763)	(60,943)	54,180	(89)%
Other (expense) income	(1,318)	500	(1,818)	(364)%
Total other (expense) income, net	(8,828)	(58,665)	49,837	(85)%

Income (loss) before provision for income taxes	41,263	(5,505)	46,768	*

Provision for (benefit from) income taxes	13,867	(120)	13,987	*

Net income (loss)	27,396	(5,385)	32,781	*

Net income (loss) attributable to non-controlling interest	1,410	(39,664)	41,074	(104)%

Net income attributable to Apollo Medical Holdings, Inc.	$25,986	$34,279	$(8,293)	(24)%
*    Percentage change of over 500%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue
Capitation, net	$677,253	$438,350	238,903	55%
Risk pool settlements and incentives	101,717	94,146	7,571	8%
Management fee income	30,487	26,345	4,142	16%
Fee-for-services, net	35,694	14,968	20,726	138%
Other income	4,804	5,006	(202)	(4)%
Total revenue	849,955	578,815	271,140	47%

Operating expenses
Cost of services, excluding depreciation and amortization	691,566	424,303	267,263	63%
General and administrative expenses	53,224	45,476	7,748	17%
Depreciation and amortization	13,480	13,105	375	3%
Total expenses	758,270	482,884	275,386	57%

Income from operations	91,685	95,931	(4,246)	(4)%

Other income (expense)
Income (loss) from equity method investments	4,397	(3,680)	8,077	(219)%
Gain on sale of equity method investment	—	2,193	(2,193)	(100)%
Interest expense	(5,348)	(4,343)	(1,005)	23%
Interest income	690	1,331	(641)	(48)%
Unrealized (loss) gain on investments	(17,591)	22,826	(40,417)	(177)%
Other income (expense)	2,328	(14,080)	16,408	(117)%
Total other (expense) income, net	(15,524)	4,247	(19,771)	(466)%

Income before provision for income taxes	76,161	100,178	(24,017)	(24)%

Provision for income taxes	26,101	31,575	(5,474)	(17)%

Net income	50,060	68,603	(18,543)	(27)%

Net (loss) income attributable to non-controlling interest	(1,589)	8,515	(10,104)	(119)%

Net income attributable to Apollo Medical Holdings, Inc.	$51,649	$60,088	(8,439)	(14)%

Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended September 30, 2022, was $26.0 million, as compared to $34.3 million for the same period in 2021, a decrease of $8.3 million.
Our net income attributable to Apollo Medical Holdings, Inc. for the nine months ended September 30, 2022, was $51.6 million, as compared to $60.1 million for the same period in 2021, a decrease of $8.4 million.

Physician Groups and Patients
As of September 30, 2022 and 2021, we managed a total of 14 and 12 independent physician groups that are affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.2 million and 1.1 million, respectively.
Revenue
Our revenue for the three months ended September 30, 2022, was $317.0 million, as compared to $227.1 million for the three months ended September 30, 2021, an increase of $89.9 million, or 40%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $78.5 million driven by organic membership growth in our core IPAs and participation in a value-based Medicare fee-for-service model.
(ii) Risk pool settlements and incentives increased by approximately $4.9 million as a result of the settlement of the NGACO program for the 2021 performance year. The Company recognized a $27.0 million increase between the 2021 and 2020 performance year. This was partially offset by a $14.6 million decrease related to an incentive payment received from one of our payor partners in 2021 and a $7.7 million decrease driven by increased utilization at ApolloMed’s partner hospitals post the COVID-19 public health emergency period. These revenues from ApolloMed’s partner hospitals reflect a 15-18 month lag.
(iii) Fee for service increased by approximately $5.6 million driven by the consolidation of Sun Labs, beginning August 2021, and DMG, beginning October 2021, which contributed $4.0 million and increased visits to our surgery center, which contributed $1.0 million.
Our revenue for the nine months ended September 30, 2022, was $850.0 million, as compared to $578.8 million for the nine months ended September 30, 2021, an increase of $271.1 million, or 47%. The increase in revenue was primarily attributable to the following:
(i) Capitation revenue increased by approximately $238.9 million, driven by organic membership growth in our core IPAs and participation in a value-based Medicare fee-for-service model.
(ii) Risk pool settlements and incentives increased by approximately $7.6 million as a result of the settlement of the NGACO program for the 2021 performance year. The Company recognized a $27.0 million increase between the 2021 and 2020 performance year and recognized $6 million in revenue related to an incentive payment from one of our payor partners. This was partially offset by a $10.7 million decrease related to an incentive payment received from one of our payor partners in 2021, and a $12.6 million decrease driven by increased utilization at ApolloMed’s partner hospitals post the COVID-19 public health emergency period. These revenues from ApolloMed’s partner hospitals reflect a 15-18 month lag.
(iii) Fee for service increased by approximately $20.7 million driven by the consolidation of Sun Labs, beginning August 2021, and DMG, beginning October 2021, which contributed $16.2 million and increased visits to our surgery center, which contributed $3.6 million.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services for the three months ended September 30, 2022, were $240.8 million, as compared to $147.5 million for the same period in 2021, an increase of $93.3 million. The overall increase was primarily due to expected return to pre-COVID-19 medical expense run rates and growth in membership, which was commensurate to our increase in revenue.
Expenses related to cost of services for the nine months ended September 30, 2022, were $691.6 million, as compared to $424.3 million for the same period in 2021, an increase of $267.3 million. The overall increase was primarily due to expected return to pre-COVID-19 medical expense run rates and growth in membership, which was commensurate to our increase in revenue.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2022, were $21.4 million, as compared to $21.8 million for the same period in 2021, a decrease of $0.4 million, or 2%.

General and administrative expenses for the nine months ended September 30, 2022, were $53.2 million, as compared to $45.5 million for the same period in 2021, an increase of $7.7 million, or 17%. The increase was primarily due to an increase in stock-based compensation, one-time expenses, and other general and administrative expenses to support operational growth.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended September 30, 2022, were $4.8 million, as compared to $4.7 million for the same period in 2021. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Depreciation and amortization expenses for the nine months ended September 30, 2022, were $13.5 million, as compared to $13.1 million for the same period in 2021. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Income (Loss) From Equity Method Investments
Income from equity method investments for the three months ended September 30, 2022, were $1.5 million, as compared to $0.1 million for the same period in 2021, an increase of $1.3 million. The $1.3 million increase in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the three months ended September 30, 2022, $1.3 million in income was recognized as compared to $0.3 million loss recognized for the three months ended September 30, 2021.
Income from equity method investments for the nine months ended September 30, 2022, were $4.4 million, as compared to a loss of $3.7 million for the same period in 2021, an increase of $8.1 million. The $8.1 million increase in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the nine months ended September 30, 2022, $3.9 million in income was recognized as compared to $4.7 million loss recognized for the nine months ended September 30, 2021.
Gain on Sale of Equity Method Investment
Gain on sale of equity method investment for the for the three and nine months ended September 30, 2022, was $0, as compared to $2.2 million for the same periods in 2021. The $2.2 million decrease in gain on sale of equity method investment is due to APC-LSMA selling 21.25% of its interest in LMA back to Dr. Arteaga in September 30, 2021. There was no sale of our equity method investment for the three and nine months ended September 30, 2022.
Interest Expense
Interest expense for the three months ended September 30, 2022, was $2.4 million, as compared to $1.0 million for the same period in 2021, an increase of $1.5 million. The increase in interest expense was due to higher interest rates. On September 30, 2022, the interest rate on the Amended Credit Agreement was 4.17% compared to 1.65% on September 30, 2021.
Interest expense for the nine months ended September 30, 2022, was $5.3 million, as compared to $4.3 million for the same period in 2021, an increase of $1.0 million. The increase in interest expense was due to higher interest rates. On September 30, 2022, the interest rate on the Amended Credit Agreement was 4.17% compared to 1.65% on September 30, 2021.
Interest Income
Interest income for the three and nine months ended September 30, 2022, was $0.2 million and $0.7 million, respectively, as compared to $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2021. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.

Unrealized (Loss) Gain on Investments
Unrealized loss for the three months ended September 30, 2022, was $6.8 million, as compared to $60.9 million for the same period in 2021, a decrease in unrealized loss of $54.2 million. The decrease in unrealized loss on investments was primarily driven by fluctuations in the stock price of a payor partner in which we hold shares. For the three months ended September 30, 2022, the stock price of a payer partner decreased from $1.82 to $1.05, while the stock price for the three months ended September 30, 2021 decreased from $17.16 to $8.16. The decrease was partially offset by an unrealized gain of $1.4 million due to fluctuations in Tag 8 and APC’s interest rate swap. These shares and interest rate swap are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc.
Unrealized loss for the nine months ended September 30, 2022, was $17.6 million, as compared to unrealized gain of $22.8 million for the same period in 2021, a decrease in unrealized gain of $40.4 million. The decrease in unrealized gain on investments was primarily driven by fluctuations in the stock price of a payor partner in which we hold shares. The unrealized gain of $20.9 million for the nine months ended September 30, 2021 was a result of a 1-to-3 conversion of a payer partner’s preferred shares to common stock as a result of the payer partner becoming a public company in June 2021. However, the stock price of our payor partner decreased for the nine months ended September 30, 2022 resulting in an unrealized loss of $16.7 million. These shares are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc.
Other (Expense) Income
Other expense for the three months ended September 30, 2022, was $1.3 million, as compared to other income of $0.5 million for the same period in 2021, a decrease of $1.8 million. The decrease in other income was primarily due to a $1.6 million write-off recognized during the three months ended September 30, 2022 related to a deposit that is not expected to be collected.
Other income for the nine months ended September 30, 2022, was $2.3 million, as compared to other expense of $14.1 million for the same period in 2021, an increase of $16.4 million. The increase in other income was primarily due to a $15.7 million write-off of the Company’s beneficial interest receivable recognized during the nine months ended September 30, 2021. In addition, a $1.6 million write-off was recognized during the nine months ended September 30, 2022 related to a deposit that is not expected to be collected.
Provision for Income Taxes
Provision for income taxes was $13.9 million for the three months ended September 30, 2022, as compared to benefit from income taxes of $0.1 million for the same period in 2021. This was due to an increase in pre-tax income for the three months ended September 30, 2022, compared to the same period in 2021, as described above.
Provision for income taxes was $26.1 million for the nine months ended September 30, 2022, as compared to $31.6 million for the same period in 2021. The decrease in provision for income taxes was due to a decrease in pre-tax income for the nine months ended September 30, 2022, compared to the same period in 2021, as described above.
Net Income (Loss) Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended September 30, 2022, was $1.4 million, as compared to net loss attributable to non-controlling interests for the three months ended September 30, 2021 of $39.7 million, respectively, an increase of $41.1 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of our marketable securities related to shares held of a payor partner.
Net loss attributable to non-controlling interests for the nine months ended September 30, 2022 and September 30, 2021, was $1.6 million, as compared to net income attributable to non-controlling interest of $8.5 million, respectively, a decrease of $10.1 million. The decrease was primarily driven by an increase in unrealized loss between the nine months ended September 30, 2022, and September 30, 2021. For the nine months ended September 30, 2021, an unrealized gain of $20.9 million was recognized as a result of a 1-to-3 conversion of a payer partner’s preferred shares to common stock, compared to an unrealized loss of $16.7 million for the nine months ended September 30, 2022.

2022 Guidance
ApolloMed is raising its full-year 2022 guidance, previously disclosed on May 5, 2022, for total revenue, net income, and EBITDA, and reiterating guidance for Adjusted EBITDA as a result of the revision to the Adjusted EBITDA calculation. The Company is raising guidance for revenue, net income, and EBITDA as a result of its continued organic growth and more favorable membership mix. Net income and EBITDA include the impact of an Allied Physicians of California, a Professional Medical Corporation's (“APC”) investment in a payer partner, which completed an initial public offering to become a publicly traded company in June 2021. As APC’s investment is an excluded asset solely for the benefit of APC and its shareholders, any gains or losses as a result of this investment do not affect the net income attributable to ApolloMed and Adjusted EBITDA attributable to ApolloMed. The November 3, 2022 revised net income and EBITDA guidance ranges assume a stock price of the payer partner of $1.05. These guidance ranges are based on the Company’s existing business, current view of existing market conditions, and assumptions for the year ending December 31, 2022. As it relates to the revised Adjusted EBITDA calculation, the Company had expected to be in the upper range of its guidance range prior to the adjustment. With the implementation of the revised calculation, the Company expects Adjusted EBITDA will fall in the lower end of the existing guidance range.

($ in millions)	2022 Guidance Range		2022 Guidance Range
	(as of May 5, 2022)		(as of November 3, 2022)
	Low	High	Low	High
Total revenue	$1,055.0	$1,085.0	$1,095.0	$1,115.0
Net income	$38.0	$57.0	$50.5	$67.0
EBITDA	$81.0	$111.0	$107.5	$133.5
Adjusted EBITDA	$136.0	$166.0	$136.0	$166.0

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Forward-Looking Statements” below for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	2022 Guidance Range		2022 Guidance Range
	(as of May 5, 2022)		(as of November 3, 2022)
(in thousands)
	Low	High	Low	High
Net income	$38,000	$57,000	$50,500	$67,000
Interest expense	4,000	4,000	8,000	8,000
Provision for income taxes	20,000	31,000	30,000	39,500
Depreciation and amortization	19,000	19,000	19,000	19,000
EBITDA	81,000	111,000	107,500	133,500

Loss (income) from equity method investments	—	—	1,000	1,000
Other, net	—	—	1,500	1,500
Provider bonus payments	16,000	16,000	—	—
Stock-based compensation	13,000	13,000	14,000	16,000
APC excluded assets costs	9,000	9,000	12,000	14,000
Net loss adjustment for recently acquired IPAs	17,000	17,000	—	—
Adjusted EBITDA	$136,000	$166,000	$136,000	$166,000
Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022		2021	2022		2021

Net income	$27,396		$(5,385)	$50,060		$68,603
Interest expense	2,422		967	5,348		4,343
Interest income	(223)		(420)	(690)		(1,331)
Provision for income taxes	13,867		(120)	26,101		31,575
Depreciation and amortization	4,754		4,671	13,480		13,105
EBITDA	48,216		(287)	94,299		116,295

(Income) loss from equity method investments	(165)		(45)	(493)		(240)
Gain on sale of equity method investment	—		(2,193)	—		(2,193)
Other, net	1,382	(1)	—	1,382	(1)	(931)	(2)
Stock-based compensation	3,502		1,420	10,477		4,322
APC excluded assets costs	4,201		63,981	10,709		920
Adjusted EBITDA	$57,136		$62,876	$116,374		$118,173

(1) Other, net for the three and nine months ended September 30, 2022 relates to transaction costs incurred, net of the write-off related to APCMG contingent consideration to reflect the fair value as of September 30, 2022.

(2) Other, net for the nine months ended September 30, 2021 relates to stimulus checks received in 2021.

(3) Adjusted EBITDA under the historical method for the three and nine months ended September 30, 2022 is $68.5 million and $137.8 million, respectively.

Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and Adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or alternatives to GAAP, and may be different from other non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring transactions, stock-based compensation, and APC excluded assets costs. Beginning in the third quarter ended September 30, 2022, the Company has revised the calculation for Adjusted EBITDA to exclude provider bonus payments and losses from recently acquired IPAs, which it believes to be more reflective of its business.
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

Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at September 30, 2022, totaled $217.3 million as compared to $286.5 million at December 31, 2021. Working capital totaled $287.4 million at September 30, 2022, as compared to $283.4 million at December 31, 2021, an increase of $4.0 million.

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

Our cash, cash equivalents, and restricted cash decreased by $49.1 million from $233.1 million at December 31, 2021, to $184.0 million at September 30, 2022. Cash used in operating activities for the nine months ended September 30, 2022, was $2.8 million, as compared to cash provided by operating activities of $82.5 million for the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily driven by changes in net income and working capital. For the nine months ended September 30, 2022, net income exclusive of depreciation and amortization, share-based compensation, impairments, gains from sale of investments, unrealized gains or losses, income or loss from equity method investments, and deferred tax was $84.2 million compared to $89.4 million for the nine months ended September 30, 2021. Working capital for the nine months ended September 30, 2022 decreased operating cash flow by $87.0 million, compared to a $6.9 million decrease in operating cash flow at September 30, 2021. The change in working capital for the nine months ended September 30, 2022, was mainly driven by an increase in receivables, net, and increase in medical liabilities related to the Company’s participation in value-based Medicare fee-for-service model, increase in related party receivables primarily related to risk pool settlements, increase in other receivables related to recoverable claims paid related to the 2021 NGACO performance year, and increase in income tax receivable related to increase in pre-paid income taxes.

Cash used in investing activities during the nine months ended September 30, 2022, was $20.3 million, primarily due to purchases of property and equipment of $22.1 million, payments for business acquisition, net of cash, of $5.6 million, purchase of marketable securities of $1.8 million, and funding for an equity method investment of $1.8 million. The cash used in investing activities was partially offset by proceeds from the sale of marketable securities of $6.4 million, repayment of a loan receivable of $4.1 million, and distributions from an equity method investment of $0.4 million. Cash used in investing activities during the nine months ended September 30, 2021, was $22.5 million, primarily due to purchases of property and equipment of $16.4 million, payments for business acquisition of $2.6 million, funding for an equity method investment of $13.4 million, and purchase of marketable securities of $1.0 million. The cash used in investing activities was partially offset by cash received from consolidation of Tag 8 of $3.3 million, proceeds from sale of equity method investment of $6.4 million, and proceeds from sale of marketable securities of $1.1 million.

Cash used in financing activities during the nine months ended September 30, 2022, was $26.0 million as compared to cash used in financing activities of $49.2 million for the nine months ended September 30, 2021. Cash used in financing activities during the nine months ended September 30, 2022, was primarily due to dividend payments of $12.7 million, repurchase of shares of $9.6 million, repayment of debt of $3.7 million, purchase of non-controlling interest of $4.3 million, and a repayment of finance lease obligations of $0.4 million. This was partially offset by borrowings from the Construction Loan totaling $2.0 million and proceeds from the exercise of options and warrants of $2.8 million. Cash used for the nine months ended September 30, 2021, was primarily due to repayment of long-term debt of $238.3 million, dividend payments of $31.1 million, and repurchase of shares of $5.7 million. The cash used in financing activities was partially offset by a drawdown of $180.0 million on the Amended Credit Facility, proceeds from sale of shares of $40.1 million, and proceeds from the exercise of options and warrants of $6.6 million.

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
The Excluded Assets as of September 30, 2022, are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of September 30, 2022 and December 31, 2021, the Excluded Assets balance consisted of the following (in thousands):

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$7,401	$62,540
Investment in marketable securities	32,467	49,066
Land, property, and equipment, net	97,310	42,114
Loan receivable – related parties	—	4,000
Investments in other entities – equity method	26,469	24,969
Other receivables and assets	3,726	936
Other liabilities	(1,655)	(1,178)
Long-term debt	(25,803)	(7,645)

Total Excluded Assets	$139,915	$174,802

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

September 30, 2022

Revolver Loan	$180,000
Real Estate Loans	23,319
Construction Loans	2,549
Total debt	205,868

Less: Current portion of debt	(3,162)
Less: Unamortized financing costs	(3,556)

Long-term debt	$199,150

The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2022 (excluding the nine months ended September 30, 2022)	$2,701
2023	618
2024	642
2025	7,184
2026	180,454
Thereafter	14,269

Total	$205,868
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
Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.

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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the nine months ended September 30, 2022 and 2021, was 2.83% and 2.15%, respectively. Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended September 30, 2022 and 2021, of $0.2 million and $0.2 million, respectively, and $0.7 million and $0.9 million, respectively.

Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase on the date of acquisition, APC assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

On January 25, 2022, 120 Hellman entered into a real estate loan agreement with MUFG Union Bank N.A. and borrowed $16.3 million. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Construction Loans

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”) that allows Tag 8 to borrow up to $10.7 million. Tag 8 is a VIE consolidated by the Company. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

On November 7, 2011, Tag 6 entered into a construction loan agreement with Preferred Bank (“Tag 6 Construction Loan”). Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

Intercompany Loans
Each of AMH, MMG, AKM Medical Group, Inc. (“AKM”), SCHC, and Bay Area Hospitalist Associates (“BAHA”) has entered into an Intercompany Loan Agreement with AMM under which AMM has agreed to provide a revolving loan commitment to each such affiliated entity in an amount set forth in each Intercompany Loan Agreement. Each Intercompany Loan Agreement with AMM provides that AMM’s obligation to make any advances automatically terminates upon the termination of the management agreement with the applicable affiliated entity. In addition, each Intercompany Loan Agreement provides that (i) any material breach by the shareholder of record of the applicable Physician Shareholder Agreement, or (ii) the termination of the management agreement with the applicable affiliated entity constitutes an event of default under the Intercompany Loan Agreement. All the intercompany loans have been eliminated in consolidation (in thousands).
Jade entered into an Intercompany Loan Agreement with NMM pursuant to which NMM agreed to provide a revolving loan commitment to Jade. The Intercompany Loan agreement between NMM and Jade matures on June 1, 2024.

			Nine Months Ended September 30, 2022
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

Off-Balance Sheet Arrangements
As of September 30, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Inflation
Inflation and changing prices have had de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of September 30, 2022, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Amended Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (i) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread of 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (ii) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than LIBOR. In addition, as of September 30, 2022, Tag 8, a VIE consolidated by the Company, had $2.5 million in outstanding borrowings for the Construction Loan. Interest rate on the “Construction Loan” is equal to an index rate determined by the bank. Furthermore, as of September 30, 2022, APC had $23.3 million in outstanding borrowings for real estate loans related to ZLL, MPP, AMG Properties, and 120 Hellman (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal Prime Rate, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.25% per annum. Under no circumstances will the interest rate on this loan be less than 3.50% per annum or more than the maximum rate allowed by applicable law. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loan, and Real Estate Loans would have increased or decreased our interest expense for the three months ended September 30, 2022, by $1.7 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of September 30, 2022, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
In the ordinary course of our business, we, from time to time, become involved in pending and threatened legal actions and proceedings. Many of the Company’s payor and provider contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of medical services, which may not come to light until a substantial period of time has passed following contract implementation. We may also become subject to other lawsuits which could involve significant claims and/or significant defense costs, but as of the date of this Quarterly Report on Form 10-Q, except as disclosed, we are not a party to any lawsuit or proceeding which management expects to, individually or in the aggregate, have a material adverse effect on us or our business. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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
None for the nine months ended September 30, 2022.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: November 7, 2022	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: November 7, 2022	By:	/s/ Brandon Sim
Brandon Sim Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2022	By:	/s/ Chandan Basho
Chandan Basho Interim Chief Financial Officer (Principal Financial Officer)