Form 10-K
period 2022-12-31
Apollo Medical Holdings, Inc.
filed 2023-03-01
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant, as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Capital Market on June 30, 2022).
As of February 16, 2023, there were 57,435,292 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of the stockholders of the registrant are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2022.

Table of Contents
Apollo Medical Holdings, Inc.
Form 10-K
Fiscal Year Ended December 31, 2022

Glossary

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

120 Hellman	120 Hellman LLC
Accountable Health Care	Accountable Health Care IPA, a Professional Medical Corporation
AAMG	All-American Medical Group
AHMC	AHMC Healthcare Inc.
AIPBP	All-Inclusive Population-Based Payments
AKM	AKM Medical Group, Inc.
Alpha Care	Alpha Care Medical Group, Inc.
AMG	AMG, a Professional Medical Corporation
AMG Properties	AMG Properties, LLC
AMH	ApolloMed Hospitalists, a Medical Corporation
AMM	Apollo Medical Management, Inc.
AP-AMH	AP-AMH Medical Corporation
AP-AMH 2	AP - AMH 2 Medical Corporation
APAACO	APA ACO, Inc.
APC	Allied Physicians of California, a Professional Medical Corporation
APCMG	Access Primary Care Medical Group
APC-LSMA	APC-LSMA Designated Shareholder Medical Corporation
BAHA	Bay Area Hospitalist Associates
CAIPA MSO	CAIPA MSO, LLC
CDSC	Concourse Diagnostic Surgery Center, LLC
CMS	Centers for Medicare & Medicaid Services
CQMC	Critical Quality Management Corporation
DMHC	California Department of Managed Healthcare
DMG	Diagnostic Medical Group of Southern California
GPDC	Global and Professional Direct Contracting
HSMSO	Health Source MSO Inc., a California corporation
ICC	AHMC International Cancer Center, a Medical Corporation
IPA	Independent Practice Association
Jade	Jade Health Care Medical Group, Inc.
LMA	LaSalle Medical Associates
MMG	Maverick Medical Group, Inc.
MPP	Medical Property Partners
MSSP	Medicare Shared Savings Program
NGACO	Next Generation Accountable Care Organization
NMM	Network Medical Management, Inc.
PMIOC	Pacific Medical Imaging and Oncology Center, Inc.
SCHC	Southern California Heart Centers
Sun Labs	Sun Clinical Labs
Tag 6	Tag-6 Medical Investments Group, LLC
Tag 8	Tag-8 Medical Investments Group, LLC
UCAP	Universal Care Acquisition Partners, LLC
UCI	Universal Care, Inc.
VIE	Variable Interest Entity
ZLL	ZLL Partners, LLC

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
The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the participation of APA ACO, Inc. (“APAACO”) the Global and Professional Direct Contracting Model or the ACO Realizing Equity, Access, and Community Health Model.
Trade names and trademarks of ApolloMed and its subsidiaries referred to herein, and their respective logos, are our property. This Annual Report on Form 10-K may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, EBITDA, Adjusted EBITDA or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements regarding the outlook on the GPDC Model, ACO REACH Model, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K and are subject to change.
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

PART I
Item 1.    Business
Overview
Apollo Medical Holdings, Inc. is a leading physician-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, ApolloMed operates an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements, thus empowering them to deliver high-quality care to patients in a cost-effective manner. We, together with our affiliated physician groups and consolidated entities, provide coordinated outcomes-based medical care primarily serving patients in California, the majority of whom are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”), with a small portion of our revenue coming from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. Our physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists. We operate primarily through ApolloMed and the following subsidiaries: Network Medical Management, Inc. (“NMM”), Apollo Medical Management, Inc. (“AMM”), and APAACO, and their consolidated entities, including consolidated VIEs.
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
•APAACO, which participates in the Global and Professional Direct Contracting Model (“GPDC Model”) model sponsored by CMS, and focuses on providing high-quality and cost-efficient care to Medicare fee-for-service (“FFS”) patients;
•Outpatient clinics providing primary care, specialty care, urgent care, as well as an ambulatory surgery center and specialty clinics, including cardiac care and diagnostic testing services; and
•Hospitalists, which include our contracted physicians who focus on the delivery of comprehensive medical care to hospitalized patients.
We operate under one reportable segment, the healthcare delivery segment. Our revenue streams are diversified among our various operations and contract types, and include:
•Capitation payments, including payments made by CMS from the GPDC Model;
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
With the termination of the NGACO Model on December 31, 2021, APAACO participated as a Direct Contracting Entity (“DCE”) under the GPDC Model for Performance Year (“PY”) 2022, or PY2022. Under the GPDC Model, CMS contracts with DCEs, which are composed of healthcare providers operating under a common legal structure, and accepts financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries aligned to the entity. The combination of the FFS model and the GPDC model changes the distribution of responsibilities, risks, costs, and rewards among CMS, DCEs, and providers. Under the GPDC Model, a DCE voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. Each DCE bears the economic costs, and reaps the economic rewards, of fulfilling its responsibilities and managing its risks as a DCE. CMS has redesigned and renamed the GPDC Model to the ACO Realizing Equity, Access, and Community Health Model (“ACO REACH Model”). The ACO REACH Model commenced on January 1, 2023.
Through our accountable care organization (“ACO”) and network of IPAs with more than approximately 11,000 contracted healthcare providers, which have agreements with various health plans, hospitals, and other HMOs, we are responsible for coordinating the care of approximately 1.3 million patients, as of December 31, 2022. These patients are comprised of managed care members whose health coverage is provided through their employers, or who have acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care. To implement a patient-centered, physician-centric experience, we also have other integrated and synergistic operations, including (i) MSOs that provide management and other services to our affiliated IPAs, (ii) outpatient clinics, and (iii) hospitalists that coordinate the care of patients in hospitals.
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
NMM has entered into MSAs with several affiliated IPAs, including Allied Physicians of California IPA d.b.a. Allied Pacific of California IPA (“APC”). APC contracts with various HMOs or licensed healthcare service plans, each of which pays a fixed payment (“capitation”). In return, APC arranges for the delivery of healthcare services by contracting with physicians or professional medical corporations for primary care and specialty care services. APC assumes the financial risk of the cost of delivering healthcare services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, APC has been determined to be a VIE of NMM, as NMM is its primary beneficiary with the ability, through majority representation on the APC Joint Planning Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect APC’s economic performance. Therefore, APC and its consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”), AHMC International Cancer Center, a Medical Corporation (“ICC”), 120 Hellman LLC (“120 Hellman”), APC’s consolidated VIEs, Concourse Diagnostic Surgery Center, LLC (“CDSC”), APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”), Tag-8 Medical Investment Group, LLC (“Tag 8”), and Tag-6 Medical Investment Group, LLC (“Tag 6”), and APC-LSMA’s consolidated subsidiaries, Alpha Care Medical Group, Inc. (“Alpha Care”), Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), and AMG, a Professional Medical Corporation (“AMG”) are consolidated in the accompanying financial statements.
CDSC is an ambulatory surgery center in City of Industry, California. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. CDSC is consolidated as a VIE by APC, as it was determined that APC has a controlling financial interest in CDSC and is the primary beneficiary of CDSC.
Due to laws prohibiting a California professional corporation that has more than one shareholder, such as APC, from being a shareholder in another California professional corporation, APC cannot directly own shares in other professional corporations in which APC has invested. However, an exception to this regulation permits a professional corporation that has only one shareholder to own shares in another professional corporation. In reliance on this exception, APC-LSMA holds controlling and non-controlling ownership interests in several medical corporations. APC-LSMA was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a shareholder and the Chief Executive Officer and Chief Financial Officer of APC and the Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments, and receives all distributions from the investments. APC has the obligation to absorb losses and the right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA, and its consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG are controlled and consolidated by APC as the primary beneficiary.
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
AP-AMH Medical Corporation (“AP-AMH”) and AP-AMH 2 Medical Corporation (“AP-AMH 2”) were formed in May 2019 and July 2021, respectively, as designated shareholder professional corporations. Dr. Thomas Lam is the sole shareholder of AP-AMH and AP-AMH 2. In accordance with relevant accounting guidance, AP-AMH and AP-AMH 2 are determined to be VIEs of ApolloMed. Therefore, AP-AMH, AP-AMH 2, and AP-AMH 2’s consolidated subsidiaries, Access Primary Care Medical Group (“APCMG”), Jade Health Care Medical Group, Inc. (“Jade”), and All American Medical Group (“AAMG”) are consolidated in the accompanying financial statements.
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

Diagnostic Medical Group of Southern California (“DMG”) is a professional medical California corporation and a complete outpatient imaging center. APC owns 40% of DMG and is managed by a subsidiary of the Company. In accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company.
On October 14, 2022, a sole equity holder acquired 100% of the equity interest in Valley Oaks Medical Group (“VOMG”). Under the terms of the Physician Equity Holder Agreement (the “Equity Agreement”) between ApolloMed and the equity holder, ApolloMed may designate a third party who is permitted under Nevada law to be an owner or equity holder of VOMG with the right (the “Acquisition Right”) (a) to acquire the equity holder’s equity interest or (b) to acquire from VOMG. The Acquisition Right shall be exercisable by ApolloMed and equity holder shall be obligated to assign and transfer the equity interest or to cause VOMG to issue new equity interests (as applicable) to ApolloMed. As a result of the arrangement and in accordance with relevant accounting guidance, VOMG is determined to be a VIE of ApolloMed and is consolidated by the Company.
As of December 31, 2022, ApolloMed and its subsidiaries’ consolidated VIEs, and their consolidated subsidiaries, included the following entities: (i) ApolloMed’s consolidated VIEs, AP-AMH, AP-AMH 2, Sun Labs, DMG, AMH, SCHC, APC, and VOMG; (ii) AP-AMH 2’s consolidated subsidiary, APCMG, Jade, and AAMG; (iii) APC’s subsidiaries, UCAP, MPP, AMG Properties, ZLL, ICC, 120 Hellman, APC’s consolidated VIEs, CDSC, APC-LSMA, Tag 8, and Tag 6; and (iv) APC-LSMA’s consolidated subsidiaries Alpha Care, Accountable Health Care, and AMG.
Investments
We invested in several entities in the healthcare and real estate industries. APC holds a 50% interest in each of the following real estate entities: 531 W. College LLC, and One MSO LLC (“One MSO”). ApolloMed holds a 30% interest in CAIPA MSO, LLC (“CAIPA MSO”). CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d.b.a. Coalition of Asian-American IPA (“CAIPA”), a leading independent practice association serving the greater New York City area. APC-LSMA holds a 25% interest in the IPA line of business of LaSalle Medical Associates (“LMA”) and a 40% interest in Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”). PMIOC provides comprehensive diagnostic imaging services using state-of-the-art technology. PMIOC offers high-quality diagnostic services, such as MRI/MRA, PET/CT, CT, nuclear medicine, ultrasound, digital x-rays, bone densitometry, and digital mammography, at its facilities. These investments are accounted for under the equity method as the Company has the ability to exercise significant influence, but not control over operations.
APC holds a 2.8% membership interests of MediPortal LLC, a New York limited liability company, and NMM holds a 10% interest in AchievaMed, Inc., a California corporation. The Company also holds equity securities that are primarily comprised of common stock of a payor partner that completed its initial public offering (“IPO”) in June 2021 and Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). As of December 31, 2022, the value of the equity securities was $5.6 million. As of December 31, 2022, APC also holds a 18.12% ownership interest in ApolloMed. APC’s ownership interest in ApolloMed is eliminated upon consolidation.
Our Industry
Industry Overview
U.S. healthcare spending has increased steadily over the past approximately two decades. CMS estimates that total U.S. healthcare expenditures are expected to grow at an average annual rate of 5.1% from 2021 to 2030 and will reach $6.8 trillion by 2030. Health spending is projected to grow 1.8% faster than the U.S. gross domestic product per year on average over 2021-2030, and as a result, the healthcare share of gross domestic product is expected to stay consistent from 19.7% in 2020 to 19.6% in 2030. Medicare spending increased by 8.4% to $900.8 billion and Medicaid spending increased by 9.2% to $734.0 billion in 2021, which accounted for 21% and 17% of total health expenditures, respectively. Private health insurance spending increased by 5.8% to $1.2 trillion in 2021, accounting for 28% of total health expenditures. Medicare spending is expected to have the fastest growth (7.3% per year for 2021-2030) primarily due to the projected enrollment growth.

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
Shift to Value-Based and Results-Oriented Models. According to the 2021 National Health Expenditure Historical Data prepared by CMS, healthcare spending in the U.S. increased 2.7% to $4.3 trillion in 2021, representing 18.3% of U.S. Gross Domestic Product. CMS projects healthcare spending in the U.S. to increase at an average rate of 5.1% for 2021-2030 and to reach approximately $6.8 trillion by 2030. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. The fee-for-service reimbursement model has arguably played a major role in increasing the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the fee-for-service reimbursement model toward value-based, capitated payment models that are designed to incentivize value and quality at an individual patient level. The number of Americans covered by capitated payment programs continues to increase, which drives more coordinated and outcomes-based patient care.
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
IPAs and MSOs

    An IPA is an association of independent physicians, or other organization that contracts with independent physicians, and provides services to HMOs, which are medical insurance groups that provide health services generally for a fixed annual fee, on a negotiated per capita rate, flat retainer fee, or negotiated FFS basis. MSOs are formed to provide management and administrative support services to affiliated physician groups such as IPAs. These services include physician recruiting, physician and health plan contracting, care management, provider relations, member services, revenue cycle management, and claims processing.
ACOs
An ACO participates in in one or more payment and delivery models sponsored by CMS that provides high-quality and affordable care to Medicare fee-for-service patients.
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
MSOs
Our MSOs generally provide services to our affiliated IPAs or ACOs under long-term MSAs, pursuant to which they manage certain non-medical services for the physician groups and have exclusive authority over all non-medical decision-making related to ongoing business operations. These services include but are not limited to:
•Physician recruiting;
•Physician and health plan contracting;
•Care management, including utilization management, medical management, and quality management;
•Provider relations;
•Member services, including annual wellness evaluations;
•Pre-negotiating contracts with specialists, labs, imaging centers, nursing homes, and other vendors; and
•Revenue cycle management.
ACO REACH (previous iteration: GPDC Model)
In February 2022, CMS announced that APAACO was approved to participate in the GPDC Model and APAACO began operations under this new model in 2022. Under the current Administration, changes were made to the model, and it was renamed the ACO Realizing Equity, Access, and Community Health Model. The ACO REACH Model commenced on January 1, 2023. We had devoted significant effort and resources, financial and otherwise, to the GPDC Model in PY2022, and have now transitioned to the ACO REACH Model in PY2023. APAACO’s new Participation Agreement for the ACO REACH Model runs through PY2026. The Company continues to be eligible to receive any shared savings or deficit under the GPDC Model for PY2022. The Company will be eligible to receive any shared savings or deficit under the ACO REACH Model for Performance Years 2023-2026.
In advance of its participation in the ACO REACH Model, APAACO entered into agreements with approximately 850 medical care providers, including physicians, hospitals, nursing facilities and multiple labs, radiology centers, outpatient surgery centers, dialysis clinics, and other service providers.
Under the Participation Agreement, APAACO must require its Participant and Preferred Providers to make medically necessary covered services available to beneficiaries in accordance with applicable laws, regulations, and guidance. During each Performance Year, from PY2021 (April-December 2021) through PY2026 (Calendar Year 2026), ACOs and their Participant Providers may not simultaneously participate in the Medicare Shared Savings Program. The determination of whether such an overlap exists during PY2021 – PY2026 will be made at the TIN level. During the GPDC / ACO REACH Model’s performance years (PY2021 – PY2026), Participant Providers may not simultaneously participate in the GPDC / ACO REACH Model and another model tested or expanded under section 1115A of the Act that involves shared savings, or any other Medicare initiative that involves shared savings unless otherwise permitted by CMS. For example, Participant Providers may not participate in the Kidney Care Choices model or the Vermont All-Payer ACO Model. In addition, for the Primary Care First model, Independence at Home demonstration, and the Maryland Primary Care Program, which have similar payment structures to the GPDC / ACO REACH Model, overlap is prohibited even though they are not shared savings initiatives. For each of these initiatives, overlap is determined based on the TIN/NPI combination of the participating clinicians.

There are different levels of financial risk and reward that an ACO may select under the GPDC / ACO REACH Model, and the extent of risk and reward may be limited on a percentage basis. The GPDC / ACO REACH Model offers two risk arrangement options: the Professional risk track and the Global risk track. In the Professional risk track, the ACO retains 50% of shared savings/losses with CMS, up to 5% under/over the benchmark, with risk corridors for savings/losses greater than 5%. In the Global risk track, the ACO retains 100% of shared savings/losses, up to 25% under/over the benchmark, with risk corridors for savings/losses greater than 25%. Given that the ACO retains 100% of any shared savings up to 25%, the Global risk track incorporates a “discount”, which is the primary mechanism for CMS to obtain savings from ACOs participating in this risk track. Under the GPDC model, this discount was 2% of the benchmark. Under the ACO REACH model, this discount is 3% of the benchmark for PY2023-24, increasing to 3.5% for PY2025-26. APA ACO has opted for the Global risk track.
The ACO REACH Model offers two payment mechanisms:
•Primary Care Capitation (“PCC”). ACOs who have selected the Professional risk track may only opt for PCC. ACOs who have selected the Global risk track may opt for either PCC or Total Care Capitation (“TCC”). In PCC arrangements, ACOs will receive a per-beneficiary, per-month (PBPM) capitated payment for primary care services provided to aligned beneficiaries by all Participant Providers and those Preferred Providers who have opted to participate in PCC Payment.
•Total Care Capitation. This payment arrangement is only available to ACOs who have selected the Global risk track. In TCC arrangements, ACOs will receive a PBPM capitated payment for all services provided to aligned beneficiaries by all Participant Providers and those Preferred Providers who have opted to participate in TCC payment. This TCC Payment amount will reflect the estimated total cost of care for the ACO’s aligned population.

APAACO opted for, and was approved by CMS to participate in, TCC, under the Global risk track, which is the most advanced risk-taking payment model in the GPDC / ACO REACH program. Under TCC in the Global risk track, APAACO is responsible for paying all Part A and Part B costs for in-network Participant Providers and Preferred Providers with whom it has contracted. In addition, APAACO is at risk for the total sum of all Part A and Part B expenditures incurred by its GPDC and ACO REACH patients, including expenditures incurred by its patients outside of APAACO’s network of Participant and Preferred Providers. Throughout the GPDC and ACO REACH programs, a substantial portion of APAACO’s spending benchmark is held at-risk by CMS, subject to APAACO meeting certain quality measures as determined by CMS. In the GPDC program, the portion of the benchmark held at-risk by CMS for quality was 5% of the benchmark. In the ACO REACH program, the portion of the benchmark held at-risk by CMS for quality is 2% of the benchmark.
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
GPDC / ACO REACH Revenue
Through APAACO, we participate in the Global Risk track with TCC in the GPDC / ACO REACH Model sponsored by CMS. Under the GPDC / ACO REACH Model, we recruit a group of Participant and Preferred (in-network) Providers. Based on the Participant Providers that join our ACO, CMS grants us a pool of Traditional Medicare patients (beneficiaries) to manage. Our beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. Under TCC, CMS estimates an average of in-network monthly expenditures for APAACO’s aligned beneficiaries and pays that projected amount to us in monthly installments. We are then responsible for paying our in-network providers for all Part A and Part B expenditures incurred by our beneficiaries with those providers. In addition, we bear risk on all Part A and Part B expenditures (both in-network and out-of-network) based on a budgetary benchmark established with CMS. Claims from out-of-network providers are processed and paid by CMS. Our shared savings or losses in managing our beneficiaries are generally determined on an annual basis after reconciliation with CMS. Pursuant to our risk-share agreement with CMS, we will be eligible to receive the surplus (shared savings) or be liable for the deficit (shared losses) according to the budgetary benchmark established by CMS based on our efficiency or lack thereof, in managing the expenditures associated with beneficiaries aligned to us by CMS. We recognize such savings or deficit upon substantial completion of reconciliation and determination of the amounts. We also recognize the final budgetary benchmark established by CMS, net of discounts, and retrospective trend adjustments, as revenue. Our maximum shared savings or losses are determined by the risk track we elect with CMS. Under the Global Risk track, we are responsible for 100% of shared savings or losses up to 25% of the total budgetary benchmark established by CMS, with adjusted risk corridors taking effect for any proportion of shared savings / losses exceeding 25% of the benchmark—for savings/losses of 25-35% of the benchmark, we assume 50% risk responsibility, for savings/losses 35%-50% of the benchmark we assume 25% of the risk responsibility, and for savings/losses exceeding 50% of the benchmark, we assume only 10% of the risk responsibility.
NGACO AIPBP Revenue
Through APAACO, we participated in the AIPBP track of the NGACO Model sponsored by CMS. Under the NGACO Model, CMS granted us a pool of patients to manage (direct care and pay providers) based on a budgetary benchmark established with CMS. Pursuant to our risk-share agreement with CMS, we were eligible to receive the surplus or be liable for the deficit according to the budgetary benchmark established by CMS based on our efficiency or lack thereof, in managing how the beneficiaries aligned to us by CMS are served by in-network and out-of-network providers. Our shared savings or losses on providing such services are both capped by CMS. With the ending of the NGACO Model on December 31, 2021, we received $48.8 million and $21.8 million in risk pool savings related to the 2021 and 2020 performance years, respectively, and have recognized such amounts as revenue in the risk pool settlements and incentives in the accompanying consolidated statements of income for the years ended December 31, 2022 and 2021, respectively.
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
Our Key Payors
A limited number of payors represent a significant portion of our net revenue. For the years ended December 31, 2022, 2021 and 2020, four payors accounted for an aggregate of 59.0%, 49.6%, and 53.4% of our total net revenue, respectively.
Our Strengths and Advantages
The following are some of the material opportunities that we believe exist for our company:
Combination of Clinical, Administrative and Technology Capabilities
We believe our key strength lies in our combined clinical, administrative, and technology capabilities. While many companies separately provide clinical, MSO, or technology support services, to our knowledge there are currently very few organizations like us that provide all three types of services to approximately 1.3 million patients as of December 31, 2022.
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
A Robust Physician Network
As of December 31, 2022, our physician network consisted of approximately 11,000 contracted physicians, including primary care physicians, specialist physicians, and hospitalists, through our affiliated physician groups and ACOs.
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
ACOs
APAACO competes with other sophisticated provider groups in the creation, administration, and management of ACOs, many of which have greater financial, personnel, and other resources available to them. Major competitors of APAACO include Privia Health and Aledade.
Outpatient Clinics
Our outpatient clinics compete with large ambulatory surgery centers and/or diagnostic centers such as RadNet and Envision Healthcare, many of which have greater financial, personnel, and other resources available to them, as well as smaller clinics that have ties to local communities. Optum (f.k.a. HealthCare Partners) also has its own urgent care centers, clinics, and diagnostic centers.
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
Regulatory Matters

As a healthcare company, our operations and relationships with healthcare providers, such as hospitals, other healthcare facilities, and healthcare professionals, are subject to extensive and increasing regulation by numerous federal, state, and local government agencies, including the Office of Inspector General, the Department of Justice, CMS, and various state authorities. These laws and regulations often are interpreted broadly and enforced aggressively. Imposition of liabilities associated with a violation of any of these healthcare laws and regulations could have a material adverse effect on our business, financial condition, or results of operations. We cannot guarantee that our practices will not be subject to government scrutiny or be found to violate certain healthcare laws. Government investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to our business. Moreover, changes in healthcare legislation or government regulation may restrict our existing operations, limit our expansion, or impose additional compliance requirements and costs, any of which could have a material adverse effect on our business, financial condition, or results of operations. Below are brief descriptions of some, but not all, of such laws and regulations that affect our business operations.
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
California is a corporate practice of medicine state, and we operate by maintaining long-term MSAs with our affiliated IPAs and medical groups, each of which is owned and operated by physicians only, and employs or contracts with additional physicians to provide medical services. Under such MSAs, our wholly owned MSOs are contracted to provide non-medical management and administrative services, such as financial and risk management, as well as information systems, marketing, and administrative support to the IPAs and medical groups. The MSAs typically have an initial term of 1-10 years and are generally not terminable by our affiliated IPAs and medical groups except in the case of bankruptcy, gross negligence, fraud, or other illegal acts by the contracting MSO.
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
Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ. A review or action by regulatory authorities or the courts that is negative in nature as to the relationship between us and the physician groups or IPAs which we manage or contract with, could force us to terminate those contractual relationships. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.
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
Knox-Keene Act and State Insurance Laws
The Knox-Keene Health Care Service Plan Act of 1975 (Health and Safety Code Section 1340, et seq.), as amended (the “Knox-Keene Act”), is the California law that regulates managed care plans. Neither our MSOs nor their managed medical groups and IPAs hold a Knox-Keene license. Some of the medical groups and IPAs that have entered into MSAs with our MSOs have historically contracted with health plans and other payors to receive capitation payments and assumed the financial responsibility for professional services. In many of these cases, the health plans or other payors separately enter into contracts with hospitals that receive payments and assume some type of contractual financial responsibility for their institutional services. In some instances, our affiliated medical groups and IPAs have been paid by their contracting payors or hospitals for the financial outcome of managing the care costs associated with both the professional and institutional services received by patients, and have recognized a percentage of the surplus of institutional revenues less institutional expense as the medical groups’ and IPAs’ net revenues; and, under certain circumstances, may be responsible for a percentage of any shortfall in the event that institutional expenses exceed institutional revenues. While our MSOs and their managed medical groups and IPAs are not contractually obligated to pay claims to hospitals or other institutions under these arrangements, if it is determined that our MSOs or the medical groups and IPAs have been inappropriately taking financial risk for institutional and professional services without Knox-Keene license or regulatory exemption as a result of their hospital and physician arrangements, we may be required to obtain a restricted Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, financial condition, or results of operations.
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
In addition to the state laws previously described, we may also be subject to other state fraud and abuse statutes and regulations if we expand our operations beyond California. Many states have adopted a form of anti-kickback law, self-referral prohibition, and false claims and insurance fraud prohibition. The scope and interpretations of these laws vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws reach to all healthcare services and not just those covered under a governmental healthcare program. A determination of liability under any of these laws could result in fines, penalties, and restrictions on our ability to operate in these states. We cannot assure that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.
Licensure, Certification, Accreditation, and Related Laws and Guidelines

Our clinical personnel are subject to numerous federal, state, and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Clinical professionals are also subject to state and federal regulation regarding prescribing medication and controlled substances. Our affiliated physicians and hospitalists must satisfy and maintain their individual professional licensing in each state where they practice medicine, including California, and many states require that nurse practitioners and physician assistants work in collaboration with or under the supervision of a physician. Each state defines the scope of practice of clinical professionals through legislation and through the respective Boards of Medicine and Nursing. Activities that qualify as professional misconduct under state law may subject our clinical personnel to sanctions, or to even lose their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where they are licensed, another state where they are also licensed may impose the same discipline even though the conduct occurred in another state. Since we and our affiliated medical groups perform services at hospitals and other healthcare facilities, we may indirectly be subject to laws, ethical guidelines, and operating standards of professional trade associations and private accreditation commissions (such as the American Medical Association and The Joint Commission) applicable to those entities. Penalties for non-compliance with these laws and standards include loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, and exclusion from participation in various governmental and other third-party healthcare programs. In addition, our affiliated facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. Our ability to operate profitably will depend, in part, upon our ability, and the ability of our affiliated physicians and facilities, to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable healthcare and other laws and regulations that evolve rapidly. We provide home health, hospice, and palliative care, which require compliance with additional regulatory requirements. Reimbursement for palliative care and house call services is generally conditioned on clinical professionals providing the correct procedure and diagnosis codes and properly documenting both the service and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level and type of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. We must also comply with laws relating to hospice care eligibility, development, and maintenance of care plans and coordination with nursing homes or assisted living facilities where patients live.
Professional Liability and Other Insurance Coverage
Our business has an inherent and significant risk of claims of medical malpractice against us and our affiliated physicians. We and our affiliated physician groups pay premiums for third-party professional liability insurance that provides indemnification on a claims-made basis for losses incurred related to medical malpractice litigation in order to carry out our operations. Our physicians are required to carry first dollar coverage with limits of liability equal to not less than $1.0 million for claims based on occurrence up to an aggregate of $3.0 million per year. Our IPAs purchase stop-loss insurance, which will reimburse them for claims from service providers on a per enrollee basis. The specific retention amount per enrollee per policy period is $45,000 to $100,000 for professional coverage. We also maintain workers’ compensation, director and officer, and other third-party insurance coverage subject to deductibles and other restrictions that we believe are in accordance with industry standards. While we believe that our insurance coverage is adequate based upon claims experience and the nature and risks of our business, we cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of pending or future claims asserted against us or our affiliated physician groups in the future where the outcomes of such claims are unfavorable. The ultimate resolution of pending and future claims in excess of our insurance coverage may have a material adverse effect on our business, financial position, results of operations, or cash flows.
Human Capital
As of December 31, 2022, ApolloMed, its subsidiaries, and consolidated VIEs had 1,362 employees. None of our employees are members of a labor union, and we have not experienced any work stoppage.
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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These include, among others, the following key risks:

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

•The success of our emphasis on the GPDC / ACO REACH Model is not guaranteed, due to political risks, uncertainties of GPDC / ACO REACH administration, program economics, and the requirement of the Company to maintain significant capital reserves.

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

•If our affiliated physician groups are not able to satisfy California regulations related to financial solvency and operational performance, they could become subject to sanctions and their ability to do business in California could be limited or terminated.

•Our current principal stockholders, executive officers, and directors have significant influence over our operations and strategic direction, and they could cause us to take actions with which other stockholders might not agree and could delay, deter, or prevent a change of control or a business combination with respect to us.
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
Our strategic transactions involve a number of risks and uncertainties, including:
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
Our operations are dependent on a concentrated number of payors. Four payors accounted for an aggregate of 59.0% and 49.6% of our total net revenue for the years ended December 31, 2022 and 2021, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us, or our physicians credentialed by them, upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.
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

Our success depends to a significant extent on the continued contributions of our key management personnel, particularly our Co-Chief Executive Officer and President, Dr. Lam, and our Co-Chief Executive Officer Brandon Sim for the management of our business and implementation of our business strategy. The loss of their services could have a material adverse effect on our business, financial condition, and results of operations.
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
We compete directly with national, regional, and local providers of inpatient healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry into the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. On a national basis, our competitors include, but are not limited to, Team Health, EmCare, Optum, and Heritage, each of which has greater financial and other resources available to them. We also compete with physician groups and privately-owned healthcare companies in local markets. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Competitors may also seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Individual physicians, physician groups, and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing, and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.
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
Our business may be significantly and adversely affected by legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs and changes in reimbursement policies. In order to participate in the Medicare program, our affiliated provider groups must comply with stringent and often complex enrollment and reimbursement requirements, failing which the provider group’s participation in the federal health care programs may be terminated, or civil and/or criminal penalties may be imposed. These programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis. As a result, we cannot increase our revenue by increasing the amount that we and our affiliates charge for services. To the extent that our costs increase, we may not be able to recover the increased costs from these programs. In addition, cost containment measures in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare reimbursement for various services. For example, the Medicare Access and CHIP Reauthorization Act of 2015 made numerous changes to Medicare, Medicaid, and other healthcare-related programs, including new systems for establishing annual updates to Medicare rates for physicians’ services.
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
Risks Relating to GPDC/ACO REACH.
The success of our emphasis on the GPDC / ACO REACH Model is uncertain.
In February 2022, CMS announced that APAACO, our subsidiary, was approved to participate in the GPDC Model and APAACO began operations under this new model in 2022. The current Administration made changes to the model, and renamed it to the ACO REACH Model. ACO REACH commenced on January 1, 2023. To position us to participate in the GPDC / ACO REACH Model and meet its requirements, we have invested significant resources in reshaping our business and organizations and in establishing related infrastructure, and expect to continue to devote significant financial and other resources to the GPDC / ACO REACH Model. These efforts have required us to refocus away from certain other parts of our historic business and revenue streams, which will receive less emphasis and could result in reduced revenue from these activities for us.
There are uncertainties regarding the design and administration of the GPDC / ACO REACH Model and CMS’ financial reports to GPDC / ACO REACH participants, which could negatively impact our results of operations.
Due to the novelty of the GPDC / ACO REACH Model, we are subject to program challenges, including, but not limited to, process design, data, and other related aspects. We rely on CMS for design, oversight, and governance of the GPDC / ACO REACH Model. If CMS cannot provide accurate data, claims benchmarking and calculations, make timely payments, and conduct periodic process reviews, our results of operations and financial condition could be materially and adversely affected. CMS relies on various third parties to effect the GPDC / ACO REACH program, including other departments of the U.S. government, such as Centers for Medicare & Medicaid Services Innovation Center (“CMMI”). CMS also relies on multiple third-party contractors to manage the GPDC / ACO REACH Model program, including claims and auditing. As a result, there is the potential for errors, delays, and poor communication among the differing entities involved, which are beyond our control. As CMS is implementing extensive reporting protocols for the GPDC / ACO REACH Model, CMS has indicated that because of inherent biases in reporting the results, its initial financial reports under the GPDC / ACO REACH Model may not be indicative of final results of actual risk sharing and revenues that we receive. Were that to be the case, we might not report accurately our revenues for relevant periods, which could result in adjustment in a later period when we receive final results from CMS.
We chose to participate in the Total Care Capitation (“TCC”) mechanism and Global risk tracks of GPDC / ACO REACH, which entails certain special risks.
Under the TCC mechanism, CMS estimates the total annual Part A and Part B Medicare expenditures of our assigned Medicare beneficiaries and pays us that projected amount in per beneficiary per month payments. We chose the Global risk track, under which we assume 100% risk for Part A and Part B Medicare expenditures where shared savings and losses are less than 25% of the benchmark, with adjusted risk corridors taking effect for any portion of shared savings/losses equaling or exceeding 25% of the benchmark—for savings/losses of 25-35%, we assume 50% risk, for savings/losses 35%-50% we assume 25% of the risk, and for savings/losses exceeding 50% of the benchmark, we assume only 10% of the risk. Our preliminary benchmark for Medicare Part A and Part B expenditures for beneficiaries for the 2023 performance year, per CMS, is approximately $629.2 million. Therefore, under the Global risk track of the TCC mechanism, we could have profits or be liable for losses of up to 100% of the first 25% of such benchmarked expenditures, or approximately $157.3 million, with adjusted risk corridors taking effect afterwards. While performance can be monitored throughout the year, end results for any given performance year will not be known until the third quarter of the subsequent year.
Shared savings retained by APAACO are impacted by the amount of the Quality Withhold earned back.

Throughout the GPDC and ACO REACH programs, a substantial portion of APAACO’s spending benchmark is held at-risk by CMS, subject to APAACO meeting certain quality measures as determined by CMS. In the GPDC program, the portion of the benchmark held at-risk by CMS for quality was 5% of the benchmark. In the ACO REACH program, the portion of the benchmark held at-risk by CMS for quality is 2% of the benchmark. Failing to earn back all or part of the portion of APAACO’s spending benchmark held at-risk by CMS for quality metrics could materially affect our financial performance in the GPDC and ACO REACH programs.
GPDC/ACO REACH operations and benchmarking calculations are complex and could result in uncertainties for us.
GPDC / ACO REACH operations and benchmarking calculations are complex and can lead to errors in the application of the GPDC / ACO REACH Model, which could create reimbursement delays to our contracted, in-network providers and adversely affect our performance and results of operations. For example, historically under the NGACO program, we discovered a feature in the AIPBP claim processing system did not allow us to break down certain claims amounts by individual patient codes. This created confusion for our in-network providers in reconciling payments, causing some providers to terminate their agreements with us. There is no guarantee that similar obstacles and complexities will be absent from the GPDC / ACO REACH models, and could also create uncertainties for our operations, including under agreements with our contracted, in-network providers.
We may suffer losses and may not generate savings through our participation in the GPDC / ACO REACH Model.
Through the GPDC / ACO REACH Model, CMS provides an opportunity to provider groups that are willing to assume higher levels of financial risk and reward, to participate in this new attribution-based risk-sharing model. The GPDC / ACO REACH Model uses a prospectively set preliminary benchmark that is retrospectively adjusted at the end of the performance year. The preliminary benchmark is based on baseline historical expenditures by Participant Providers in the benchmark years trended forward using the US Per Capita Cost (“USPCC”) growth trend, and subsequently blended with regional expenditure rates, which are contained in the ACO REACH / Kidney Care Choices (“KCC”) Rate Book. The benchmark years are set at CY2017-2019 for the duration of the model. In PY2023, historical baseline expenditures are weighted at 65%, regional expenditures are weighted at 35%, and historical expenditures will be weighted less in future performance years. For full details on how the preliminary benchmark is calculated, please refer to CMS documentation. After the performance year concludes, the preliminary benchmark is adjusted for numerous factors, such as the ACO’s final risk score and beneficiaries who became ineligible for the program over the course of the performance year. If necessary at this stage, a Retrospective Trend Adjustment (“RTA”) may be applied as well. An RTA is applied if the USPCC trend differs by at least 1% from the observed expenditure trend in the National Reference Population. It adjusts the benchmark by the difference between the observed expenditure trend and the predicted USPCC trend. Once all adjustments are made to the preliminary benchmark, APAACO’s expenditures will be compared to this final benchmark to calculate shared savings or shared losses. For full details on how the final benchmark is calculated, please refer to CMS documentation. Under the GPDC / ACO REACH Model, we are responsible for savings and losses related to care received by assigned patients by covering claims from physicians, nurses, and other medical professionals. If claim costs exceed the benchmarked expenditures, or the baseline years used in benchmark calculations are statistical anomalies, we could experience losses, which could be significant. Among other things, this could result from factors beyond our control, such as natural disasters, the potential effects of climate change, major epidemics, pandemics, or newly emergent viruses (such as COVID-19). As we are providing care coordination through APAACO, but do not provide direct patient care, our influence could be limited. Because of our limited influence, it is possible that we may not be able to control care providers’ behavior, utilization, and costs. As a result, we may not be able to generate savings through our participation in the GPDC / ACO REACH Model to cover our administrative and care coordination operating costs, and any savings generated, if at all, will be earned in arrears and uncertain in both timing and amount. Furthermore, the process by which the final benchmark is calculated from the preliminary benchmark is complex, and we may have limited ability to understand what the final benchmark may be before the value is reported to us by CMS. Due to this dynamic, we may have limited ability to predict our final performance and shared savings/losses amount prior to receiving a final report from CMS in third quarter of the year following any given performance year.

We do not control, but are responsible for savings and losses related to, care received by assigned patients at out-of-network providers, which could negatively impact our ability to control claim costs.
Medicare beneficiaries in the GPDC / ACO REACH Model are not required to receive care from a specified network of contracted providers and facilities, which could make it difficult for us to control the financial risks of those beneficiaries. While we are not responsible for directly paying claims for out-of-network providers, we may have difficulty managing patient care and costs in relation to such out-of-network providers as compared to contracted, in-network providers, which, could adversely impact our financial results as we are responsible for savings and losses of assigned beneficiaries, irrespective of whether they are using in-network or out-of-network providers. In addition, even if we are successful in encouraging more assigned patients to receive care from our contracted, in-network providers, there is the possibility that the monthly TCC from CMS will be insufficient to cover our expenditures, since the TCC is generally based on historical in-network/out-of-network ratios. If CMS fails to monitor the in-network/out-of-network provider ratio for our assigned patients on a frequent basis, or CMS’ reconciliation payments to us are not timely made, this could result in negative cash flows for us, especially if increased payments will need to be made to our contracted, in-network providers.
We face competition from traditional MSSP ACOs and other ACOs.
Managed care providers experienced in coordinating care for populations of patients compete with each other to be selected by CMS to participate in the ACO REACH Model. Since MSSP and pioneer ACOs began in 2012, the number of Medicare ACOs continues to rise and have grown to several hundred nationwide, but there are still a growing number of ACOs in different program types that compete with us for resources and patients.
Following CMS’s termination of the NGACO Model, our continued participation in other CMS Advanced Alternative Payment Models, such as the GPDC / ACO REACH, cannot be guaranteed.
APAACO and CMS entered into a Next Generation ACO Model Participation Agreement with a term of four performance years through December 31, 2020. Subsequently due to the COVID-19 Public Health Emergency, the Next Generation ACO Model Participation Agreement was amended to add one additional 12-month Performance Year, such that the final Performance Year ended on December 31, 2021. For PY2022, we were approved to participate in the GPDC Model, which was subsequently transitioned to ACO REACH for performance year 2023. APAACO participated in the GPDC Model in 2022 and has an active participation agreement with CMS for 2023. However, the Participation Agreement for the GPDC / ACO REACH Model may be terminated sooner by CMS as specified therein and CMS has the flexibility to alter or change the program over time. Among many requirements to be eligible to participate in the ACO REACH Model, we must have at least 5,000 aligned Medicare beneficiaries and must maintain that number throughout each performance year. If that number were not maintained, we would become ineligible for the ACO REACH Model. In addition, we are required to comply with all applicable laws and regulations regarding provider-based risk-bearing entities. If these laws or regulations change, for example, to require a Knox-Keene license in California, which we do not currently have, we could be required to cease our ACO REACH operations. We could be terminated from the ACO REACH Model at any time if we do not continue to comply with the ACO REACH participation requirements. In October 2017, CMS notified us that our participation in the AIPBP mechanism for performance year 2018 would not be renewed due to alleged deficiencies in performance by us. We submitted a request for reconsideration to CMS. In December 2017, we received the official decision on our reconsideration request that CMS reversed the prior decision against our continued participation in the AIPBP mechanism. As a result, we were again eligible to receive monthly AIPBP from CMS. We, however, will need to continue to comply with all terms and conditions in the Participation Agreement and various regulatory requirements to be eligible to participate in the TCC mechanism and/or ACO REACH Model. If future compliance or performance issues arise, we may lose our current eligibility and may be subject to CMS’ enforcement or contract actions, including our potential inability to participate in the TCC mechanism (where the payment mechanism would default to traditional fee for service) or dismissal from the ACO REACH Model, which would have a material adverse effect on our revenues and cash flows. In addition, the payments from CMS to us will decrease if the number of beneficiaries assigned to our ACO declines or if the contracted providers terminate their relationships with us, which could have a material adverse effect on our results of operations on a consolidated basis.
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
In California, we operate by maintaining contracts with our affiliated physician groups, which are each owned and operated by physicians, and which employ or contract with additional physicians to provide physician services. Under these arrangements, we or our subsidiaries provide management services, receive a management fee for providing management services, do not represent to offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the affiliated physician groups.
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
The healthcare industry is intensely regulated at the federal, state, and local levels, and government authorities may determine that we fail to comply with applicable laws or regulations and take actions against us.
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
If our affiliated physician groups are not able to satisfy California regulations related to financial solvency and operational performance, they could become subject to sanctions and their ability to do business in California could be limited or terminated.
The DMHC has instituted regulations that are intended to provide a formal mechanism for monitoring the financial solvency and operational performance of a RBO in California, including capitated physician groups. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:
•Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and
•Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations, documentation, and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, (ii) had maintained positive tangible net equity (“TNE”), and (iii) had maintained positive working capital.

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
It is common in the medical services industry for primary care physicians to be affiliated with multiple IPAs. Our affiliated IPAs therefore may enter into agreements with physicians who are also affiliated with our competitors. However, some of our competitors at times have agreements with physicians that require the physician to provide exclusive services. Our affiliated IPAs often have no knowledge, and no way of knowing, whether a physician is subject to an exclusivity agreement without being informed by the physician. Competitors have initiated lawsuits against us alleging in part interference with such exclusivity arrangements, and may do so again in the future. An adverse outcome from any such lawsuit could adversely affect our business, cash flows, and financial condition.
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

We must comply with various federal and state laws and regulations governing the collection, dissemination, access, use, security, and confidentiality of PHI, including HIPAA and HITECH. As part of our medical record keeping, third-party billing, and other services, we collect and maintain PHI in paper and electronic format. Privacy and data security laws and regulations thus could have a significant effect on the manner in which we handle healthcare-related data and communicates with payors. In addition, compliance with these standards could limit our ability to offer services, thereby negatively impacting the business opportunities available to us. Despite our efforts to prevent privacy and security breaches, it may still occur. If any non-compliance with such laws and regulations results in privacy or security breaches, we could be subject to monetary fines, suits, penalties, or sanctions. As a result of the expanded scope of HIPAA through HITECH, we may incur significant costs in order to minimize the amount of “unsecured PHI” that we handle and retain, and/or to implement improved administrative, technical, or physical safeguards to protect PHI. We may have to demonstrate and document our compliance efforts, even if there is a low probability that PHI has been compromised, in order to overcome the presumption that an impermissible use or disclosure of PHI results in a reportable breach. We may incur significant costs to notify the relevant individuals, government entities and, in some cases, the media, in the event of a breach and to provide appropriate remediation and monitoring to mitigate any potential damage.
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
As a public company, ApolloMed is required to comply with various regulatory and reporting requirements, including those required by the SEC. Because ApolloMed uplisted to NASDAQ in December 2017, it is also subject to NASDAQ listing rules. Complying with these requirements is time-consuming and expensive. No assurance can be given that ApolloMed can continue to meet the SEC reporting and NASDAQ listing requirements.
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
There may continue to be a limited trading market for ApolloMed’s common stock. A lack of an active market may contribute to stock price volatility or supply/demand imbalances, make an investment in ApolloMed’s common stock less attractive to certain investors, and/or impair the ability of ApolloMed’s stockholders to sell shares at the time they desire or at a price that they consider favorable. The lack of an active market may also reduce the fair market value of ApolloMed’s common stock, impair our ability to raise capital by selling shares of ApolloMed’s common stock, or use such stock as consideration to attract and retain talent or engage in business transactions.
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
As of December 31, 2022, our executive officers, directors, five percent or greater stockholders, and their respective affiliated entities in the aggregate own approximately 25.2% of our outstanding common stock. As a result, these stockholders, who are entitled to vote their shares in their own interests, acting together, exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control, merger, consolidation, sale of all or substantially all of our assets or other corporate transactions that other stockholders may view as beneficial, or conversely, this concentrated control could result in the consummation of a transaction that other stockholders may not support. This may harm the value of our shares and discourage investors from investing in us.
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
We maintain other offices and medical spaces located in Monterey Park, Alhambra, City of Industry, Arcadia, Glendale, Daly City, San Gabriel, Pasadena, and El Monte, California. We also maintain offices and medical spaces in Nevada and Texas. These leases require monthly rental payments ranging from approximately $1,000 to $34,000 and have terms that expire between January 2024, subject to options to extend provided thereunder, and August 2035.
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
Record Holders
As of February 16, 2023, there were approximately 562 holders of record of ApolloMed’s common stock based on our transfer agent’s report. Because many shares of ApolloMed’s common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
To date, we have not paid any cash dividends on ApolloMed’s common stock, and we do not contemplate the payment of cash dividends thereon in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors relevant to our ability to pay dividends.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Measurement Comparison

    The following chart compares the cumulative total return of our common stock with the cumulative total return of the Russell 3000 Index and the S&P 500 Healthcare Index, from December 31, 2017 to December 31, 2022.

We believe the Russell 3000 Index is an appropriate independent broad market index, because it measures the performance of similar-sized companies in numerous sectors. In addition, we believe the S&P 500 Healthcare Index is an appropriate third-party published industry index because it measures the performance of healthcare companies.

Comparison of Cumulative Total Return
4
3
2
1
0
-1
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
ApolloMed
Russell 3000 Index
S&P 500 Healthcare

	Indexed Returns for the Years Ended
Company/Index	Base Period 12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
ApolloMed	1.00	(0.17)	(0.23)	(0.24)	2.06	0.23
Russell 3000 Index	1.00	(0.05)	0.24	0.50	0.89	0.52
S&P 500 Healthcare	1.00	0.06	0.29	0.46	0.84	0.12

Item 6.    [Reserved]
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
Through our accountable care organization and our network of IPAs we were responsible for coordinating the care for approximately 1.3 million patients primarily in California as of December 31, 2022. These covered patients are comprised of managed care members whose health coverage is provided either through their employers, acquired directly from a health plan, or as a result of their eligibility for Medicaid or Medicare benefits. Our managed patients benefit from an integrated approach that places physicians at the center of patient care and utilizes sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care.
On December 8, 2017, ApolloMed completed its business combination with NMM (i.e., the “2017 Merger”). The combination of ApolloMed and NMM brought together two complementary healthcare organizations to form one of the nation’s largest integrated population health management companies. As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed and the former NMM shareholders received a majority of the issued and outstanding common stock of ApolloMed. For accounting purposes, NMM was considered the accounting acquirer and, accordingly, as of the closing of the 2017 Merger, NMM’s historical results of operations replaced ApolloMed’s historical results of operations for periods prior to the 2017 Merger, and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the 2017 Merger.
2022 Highlights
Shared Savings from Centers for Medicare and Medicaid Services for 2021 Performance Year
Following the end of each performance year and at such other times as may be required under the NGACO Participation Agreement between APAACO and CMS (the “Participation Agreement”), CMS will issue a settlement report to the Company setting forth the amount of any shared savings or shared losses and the amount of other monies. As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop-loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and, therefore, this shared-risk pool revenue is considered fully constrained until it is settled. The settlement for the 2021 performance year was finalized and the Company recognized $48.8 million related to savings as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the year ended December 31, 2022.
Business and Asset Acquisitions
Orma Health, Inc., and Provider Growth Solutions, LLC
In January 2022, the Company acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”). The purchase was paid in cash and in the Company’s capital stock. Orma Health’s real-time Clinical AI platform ingests data from multiple sources and utilizes advanced risk-stratification models to identify patients for various clinical programs, including remote patient monitoring (“RPM”), mental health support, chronic care management, and more. Its clinical platform is also deeply integrated with Orma Health’s proprietary RPM ecosystem, which consists of smart health devices and a suite of technology tools to manage patient health.
Jade Health Care Medical Group, Inc.
In April 2022, the Company acquired 100% of the capital stock of Jade. The purchase was paid in cash. Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.
Tag-6 Medical Investment Group, LLC , and Tag-8 Medical Investment Group, LLC

In August 2022, using cash comprised solely of Excluded Assets, APC acquired the remaining 50% interest in Tag-6 Medical Investment Group, LLC (“Tag 6”) and Tag-8 Medical Investment Group, LLC (“Tag 8”) for $4.9 million and $4.1 million, respectively. As a result, Tag 6 and Tag 8 are now 100% owned subsidiaries of APC and are included in the consolidated financial statements.
Valley Oaks Medical Group (“VOMG”)
On October 14, 2022, a sole equity holder acquired 100% of the equity interest in VOMG. Under the terms of the Physician Equity Holder Agreement (the “Equity Agreement”) between ApolloMed and the equity holder, ApolloMed may designate a third party who is permitted under Nevada law to be an owner or equity holder of VOMG with the right (the “Acquisition Right”) (a) to acquire equity holder’s equity interest or (b) to acquire from VOMG. The Acquisition Right shall be exercisable by ApolloMed and equity holder shall be obligated to assign and transfer the equity interest or to cause VOMG to issue new equity interests (as applicable) to ApolloMed. As a result of the arrangement and in accordance with relevant accounting guidance, VOMG is determined to be a VIE of ApolloMed and is consolidated by the Company. VOMG owns nine primary care clinics consisting of seven in Nevada and two in Texas. The purchase price consists of cash funded upon close of the transaction and additional cash consideration contingent on VOMG meeting financial metrics for fiscal year 2023 and 2024.
All American Medical Group (“AAMG”)
On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG. AAMG is an IPA operating in Northern California. The purchase price consists of cash funded upon close of the transaction and additional cash and stock consideration contingent on AAMG meeting financial metrics for fiscal year 2023 and 2024.

Recent Developments
ApolloMed purchase of APC-LSMA’s entities
On February 23, 2023, AP-AMH 2, a VIE of ApolloMed, purchased 100% of the equity interest in each of AMG, a Professional Medical Corporation, 1 World Medicine Urgent Care Corporation, and Eleanor Leung, M.D., a Professional Medical Corporation from APC-LSMA, a VIE of APC. As a result of the purchase, these entities will become consolidated entities of AP-AMH 2.

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
Operating Expenses

Our largest expenses consist of the cost of: (i) patient care paid to contracted providers; (ii) information technology equipment and software; and (iii) hiring staff to provide management and administrative support services to our affiliated physician groups, as further described in the following sections. These services include claims processing, utilization management, contracting, accounting, credentialing, and administrative oversight.

Results of Operations
2022 Compared to 2021
Our consolidated operating results for the year ended December 31, 2022, as compared to the year ended December 31, 2021 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2022	2021	$ Change	% Change
Revenue
Capitation, net	$930,131	$593,224	$336,907	57%
Risk pool settlements and incentives	117,254	111,627	5,627	5%
Management fee income	41,094	35,959	5,135	14%
Fee-for-services, net	49,517	26,564	22,953	86%
Other income	6,167	6,541	(374)	(6)%
Total revenue	1,144,163	773,915	370,248	48%
Operating expenses
Cost of services, excluding depreciation and amortization	944,685	596,142	348,543	58%
General and administrative expenses	77,670	62,077	15,593	25%
Depreciation and amortization	17,543	17,517	26	0%
Total expenses	1,039,898	675,736	364,162	54%
Income from operations	104,265	98,179	6,086	6%
Other (expense) income
Income (loss) from equity method investments	5,622	(4,306)	9,928	(231)%
Gain on sale of equity method investment	—	2,193	(2,193)	(100)%
Interest expense	(7,920)	(5,394)	(2,526)	47%
Interest income	1,976	1,571	405	26%
Unrealized loss on investments	(21,271)	(10,745)	(10,526)	98%
Other income (expense)	3,944	(3,750)	7,694	(205)%
Total other (expense) income, net	(17,649)	(20,431)	2,782	(14)%
Income before provision for income taxes	86,616	77,748	8,868	11%
Provision for income taxes	36,085	28,454	7,631	27%
Net income	$50,531	$49,294	$1,237	3%

Net income (loss) attributable to noncontrolling interests	1,482	(24,564)	26,046	(106)%
Net income attributable to Apollo Medical Holdings, Inc.	$49,049	$73,858	$(24,809)	(34)%
Net Income
Our net income in 2022 was $50.5 million, as compared to $49.3 million in 2021, an increase of $1.2 million or 3%.
Physician Groups and Patients
As of December 31, 2022 and 2021, the total number of affiliated physician groups we managed were 14 groups and 12 groups, respectively, and the total number of patients for whom we managed the delivery of healthcare services was approximately 1.3 million and 1.2 million, respectively.

Revenue
Our total revenue in 2022 was $1,144.2 million, as compared to $773.9 million in 2021, an increase of $370.2 million or 48%. The increase in total revenue was primarily attributable to the following:
(i) An overall increase of $336.9 million in capitation revenue primarily driven by organic membership growth in our core IPAs and participation in a value-based Medicare fee-for-service model.
(ii) An increase of $23.0 million in fee-for-services revenue attributable to fees generated from ApolloMed primary, multi-specialty, and ancillary care delivery entities.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services, excluding depreciation and amortization, in 2022 were $944.7 million, as compared to $596.1 million in 2021, an increase of $348.5 million or 58%. The overall increase was primarily due to expected return to pre-COVID-19 medical expense run rates, participation in a value-based Medicare fee-for-service model and growth in membership, which was commensurate to our increase in revenue.
General and Administrative Expenses
General and administrative expenses in 2022 were $77.7 million, as compared to $62.1 million in 2021, an increase of $15.6 million or 25%. This increase was primarily due to an $14.8 million increase in personnel-related costs to support the continued growth in the depth and breadth of our operations.
Depreciation and Amortization
Depreciation and amortization expense was $17.5 million and $17.5 million for the years ended December 31, 2022 and 2021, respectively. These amounts included depreciation of property and equipment and the amortization of intangible assets.
Income (Loss) From Equity Method Investments
Income from equity method investments in 2022 was $5.6 million, as compared to a loss of $4.3 million in 2021, an increase of $9.9 million. The increase in income from equity method investments was primarily due to our investment partner having a favorable contract change including rate and division of financial responsibility on certain claims.
Gain on Sale of Equity Method Investment
Gain on sale of equity method investment in 2022 was $0, as compared to $2.2 million in 2021, a decrease of $2.2 million. The decrease in gain on sale of equity method investment is due to APC-LSMA selling 21.25% of its interest in LMA back to Dr. Arteaga for the year end December 31, 2021. There was no sale of our equity method investment for the year ended December 31, 2022.
Interest Expense
Interest expense in 2022 was $7.9 million, as compared to $5.4 million in 2021, an increase of $2.5 million. The increase in interest expense for the year was primarily due to higher interest rates. On December 31, 2022, the interest rate on the Amended Credit Agreement was 5.92% compared to 1.71% on December 31, 2021.
Interest Income
Interest income in 2022, was $2.0 million, as compared to $1.6 million in 2021, an increase of $0.4 million. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Unrealized Loss on Investments

Unrealized loss on investments in 2022 was $21.3 million, as compared to an unrealized loss on investments of $10.7 million in 2021, an increase of $10.5 million. The increase in unrealized loss on investments was primarily driven by a decrease in the stock price of a payor partner in which we hold shares and Nutex.
Other Income (Expense)
Other income in 2022 was $3.9 million, as compared to other expense of $3.8 million in 2021, an increase of $7.7 million. The increase was primarily due to the write-off of certain beneficial interest related to the UCI disposition totaling $15.7 million for the year ended December 31, 2021. The beneficial interest was an Excluded Assets that was deemed solely for the benefit of APC and its shareholders. As such, the write-off did not result in any impact to net income attributable to Apollo Medical Holdings, Inc. This was offset by non-recurring income recognized for the year ended December 31, 2021 relating to $2.8 million income from consolidating an equity method investment, $5.3 million income from the stock purchase agreement with Nutex, and $1.7 million income in stimulus checks. In addition, the Company recognized a $2.3 million gain on sale of equity securities for the year ended December 31, 2022.
Provision for Income Taxes
Provision for income taxes was $36.1 million in 2022, as compared to $28.5 million in 2021, an increase of $7.6 million or 27%. This was primarily attributable to an increase in pre-tax income in 2022, as compared to 2021, due to the factors described above.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to non-controlling interests was $1.5 million in 2022, as compared to net loss of $24.6 million in 2021, an increase of $26.0 million. The increase in net income attributable to noncontrolling interest was primarily due to non-recurring write-offs recognized for the year ended December 31, 2021 related to certain beneficial interest related to the UCI disposition totaling $15.7 million.

2021 Compared to 2020
Our consolidated operating results for the year ended December 31, 2021, as compared to the year ended December 31, 2020, were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue
Capitation, net	$593,224	$557,326	$35,898	6%
Risk pool settlements and incentives	111,627	77,367	34,260	44%
Management fee income	35,959	34,850	1,109	3%
Fee-for-services, net	26,564	12,683	13,881	109%
Other income	6,541	4,954	1,587	32%
Total revenue	773,915	687,180	86,735	13%
Operating expenses
Cost of services, excluding depreciation and amortization	596,142	539,211	56,931	11%
General and administrative expenses	62,077	49,116	12,961	26%
Depreciation and amortization	17,517	18,350	(833)	(5)%
Total expenses	675,736	606,677	69,059	11%
Income from operations	98,179	80,503	17,676	22%
Other income (expense)
(Loss) income from equity method investments	(4,306)	3,694	(8,000)	(217)%
Gain on sale of equity method investment	2,193	99,839	(97,646)	(98)%
Interest expense	(5,394)	(9,499)	4,105	(43)%
Interest income	1,571	2,813	(1,242)	(44)%
Unrealized loss on investments	(10,745)	—	(10,745)	100%
Other (expense) income	(3,750)	1,077	(4,827)	(448)%
Total other income (expense), net	(20,431)	97,924	(118,355)	(121)%
Income before provision for income taxes	77,748	178,427	(100,679)	(56)%
Provision for income taxes	28,454	56,107	(27,653)	(49)%
Net income	$49,294	$122,320	$(73,026)	(60)%

Net (loss) income attributable to noncontrolling interests	(24,564)	84,454	(109,018)	(129)%
Net income attributable to Apollo Medical Holdings, Inc.	$73,858	$37,866	$35,992	95%
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
(ii) An increase of $34.3 million in risk pool settlements and incentives revenue due to an increase of $14.7 million in shared savings generated from our full risk pool arrangements driven by reduced utilization at ApolloMed’s partner hospitals resulting from the suspension of non-emergency medical procedures in early 2020 when the COVID-19 pandemic first began, revenues from ApolloMed’s partner hospitals reflect a 15-18 month lag, $13.1 million from health plan incentives and settlements from various payor partners, which was mainly attributable to increased membership and timing of settlements, $4.5 million resulting from a settlement with a health plan within our full risk pool arrangement, and a $2.0 million increase in the shared savings settlement earned from ApolloMed’s participation in an ACO related to performance year 2020, as compared to prior year.
(iii) An increase of $13.9 million in fee-for-services revenue attributable to fees generated from Sun Labs and DMG totaling $7.2 million due to the consolidation of Sun Labs in August 2021, and DMG in October 2021. In addition, there was an increase of $5.4 million from increased visits to our surgery and heart centers, which were partially closed in the prior year due COVID-19.
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
General and Administrative Expenses
General and administrative expenses in 2021 were $62.1 million, as compared to $49.1 million in 2020, an increase of $13.0 million or 26%. This increase was primarily due to an $8.9 million increase in personnel-related costs to support the continued growth in the depth and breadth of our operations and $2.7 million in a one-time cost related to vendor settlement and execution of the Amended Credit Facility agreement.
Depreciation and Amortization
Depreciation and amortization expense was $17.5 million and $18.4 million for the years ended December 31, 2021 and 2020, respectively. These amounts included depreciation of property and equipment and the amortization of intangible assets.
Income (Loss) From Equity Method Investments
Loss from equity method investments in 2021 was $4.3 million, as compared to income of $3.7 million in 2020, a decrease of $8.0 million. The $8.0 million decrease in income from equity method investments was primarily due to the sale of UCI in April 2020. For the nine months ended September 30, 2020, UCI contributed equity earnings of $3.6 million. The additional decrease is from our investment in LMA. The Company incurred a loss of $5.8 million from LMA as a result of increased claims expense for the year ended December 31, 2021, as compared to equity earnings of $0.3 million for the year ended December 31, 2020. The loss was partially offset by increases in income from One MSO, Tag 6, and CAIPA MSO of $0.5 million, $0.3 million, and $0.3 million, respectively.
Gain on Sale of Equity Method Investment
Gain on sale of equity method investment in 2021 was $2.2 million, as compared to $99.8 million in 2020, a decrease of $97.6 million. The $97.6 million decrease in sale of equity method investment is primarily driven by a $99.6 million gain from the sale of UCI in 2020, as compared to a $2.2 million gain from sale of 21.25% interest in LMA in 2021.

Interest Expense
Interest expense in 2021 was $5.4 million, as compared to $9.5 million in 2020, a decrease of $4.1 million. The decrease in interest expense for the year was primarily due to the Company refinancing their Credit Facility to the Amended Credit Facility in June 2021 which resulted in lower interest rates, as compared to the same periods in 2020.
Interest Income
Interest income in 2021, was $1.6 million, as compared to $2.8 million in 2020, a decrease of $1.2 million. Interest income reflects interest earned on cash held in money market and certificate of deposit accounts and the interest from notes receivable.
Unrealized (Loss) on Investments
Unrealized loss on investments in 2021 was $10.7 million, as compared to unrealized loss on investment of $0 for the same period in 2020, an increase of $10.7 million. The $10.7 million unrealized loss on investments is primarily driven by an unrealized loss of $12.1 million due to fluctuations in the stock price of a payor partner in which we hold shares. These shares are recorded as marketable securities and deemed an Excluded Assets that are solely for the benefit of APC and its shareholders. Any resulting gain or loss does not impact net income attributable to Apollo Medical Holdings, Inc. The unrealized loss was partially offset by an unrealized gain of $1.3 million due to fluctuations in the stock price of our equity holdings in Clinigence.
Other (Expense) Income
Other expense in 2021 was $3.8 million, as compared to other income of $1.1 million for the same period in 2020, a decrease of $4.9 million. The decrease was primarily due to the write-off of certain beneficial interest related to the UCI disposition totaling $15.7 million. The beneficial interest was an Excluded Assets that was deemed solely for the benefit of APC and its shareholders. As such, the write-off did not result in any impact to net income attributable to Apollo Medical Holdings, Inc. This was offset by non-recurring income recognized for the year ended December 31, 2021 relating to $2.8 million income from consolidating an equity method investment, $5.3 million income from the stock purchase agreement with Nutex, and $1.7 million income in stimulus checks.
Provision for Income Taxes
Provision for income taxes was $28.5 million in 2021, as compared to $56.1 million in 2020, a decrease of $27.7 million or 49%. This was primarily attributable to the decrease in pre-tax income in 2021, as compared to 2020, due to the factors described above.
Net Income Attributable to Noncontrolling Interests
Net loss attributable to non-controlling interests was $24.6 million in 2021, as compared to net income of $84.5 million in 2020, a decrease of $109.0 million. The decrease was primarily due to unrealized loss on investment recognized for the year ended December 31, 2021, related to a payor partner as compared to the gain on sale of UCI in April 2020.

2023 Guidance

ApolloMed is providing the following guidance for total revenue, net income, EBITDA, Adjusted EBITDA, and earnings per share — diluted. The net income and EBITDA guidance ranges below include the impact of the excluded assets held by APC, which are solely for the benefit of APC and its shareholders. Any gains or losses associated with these excluded assets do not have an impact on Adjusted EBITDA and earnings per share — diluted. These guidance assumptions are based on the Company's existing business, current view of existing market conditions and assumptions for the year ending December 31, 2023.

($ in millions, except per share amounts)	2023 Guidance Range
	Low	High
Total revenue	$1,300.0	$1,500.0
Net income	$49.5	$71.5
EBITDA	$89.5	$129.5
Adjusted EBITDA	$120.0	$160.0
Earnings per share – diluted	$0.95	$1.20

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Note About Forward-Looking Statements” above for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

(in thousands)	2023 Guidance Range
	Low	High
Net income	$49,500	$71,500
Interest expense	1,000	1,000
Provision for income taxes	23,000	38,000
Depreciation and amortization	16,000	19,000
EBITDA	89,500	129,500

Loss (income) from equity method investments	(750)	(750)
Other, net	3,250	3,250
Stock-based compensation	16,000	16,000
APC excluded assets costs	12,000	12,000
Adjusted EBITDA	$120,000	$160,000

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2022		2021

Net income	$50,531		$49,294
Interest expense	7,920		5,394
Interest income	(1,976)		(1,571)
Provision for income taxes	36,085		28,454
Depreciation and amortization	17,543		17,517
EBITDA	$110,103		$99,088

Income from equity method investments	(746)		(268)
Gain on sale of equity method investment	—		(2,193)
Other, net	3,309	(1)	(1,720)	(2)
Stock-based compensation	16,101		6,745
APC excluded assets costs	11,259		31,876
Adjusted EBITDA	$140,026		$133,528

(1) Other, net for the year ended December 31, 2022 relates to transaction costs incurred and changes in the fair value of our mandatory purchase of investments and contingent considerations.

(2) Other, net for the year ended December 31, 2021 relates to stimulus checks received in 2021.
Use of Non-GAAP Financial Measures
This Annual Report on Form 10-K contains the non-GAAP financial measures EBITDA and adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from other non-GAAP financial measures used by other companies. The Company uses adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, and APC excluded assets costs. Beginning in the third quarter ended September 30, 2022, the Company has revised the calculation for Adjusted EBITDA to exclude provider bonus payments and losses from recently acquired IPAs, which it believes to be more reflective of its business.
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
Liquidity and Capital Resources
Cash, cash equivalents, and investments in marketable securities at December 31, 2022 totaled $293.6 million. Working capital totaled $287.8 million at December 31, 2022, compared to $283.4 million at December 31, 2021, an increase of $4.4 million.

We have historically financed our operations primarily through internally generated funds. We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our affiliated physician groups, as well as FFS reimbursements. We generally invest cash in money market accounts, which are classified as cash and cash equivalents. We believe we have sufficient liquidity to fund our operations at least through February 2024.
Our cash and cash equivalents increased by $54.9 million from $233.1 million at December 31, 2021, to $288.0 million at December 31, 2022. Cash provided by operating activities during the year ended December 31, 2022 was $82.1 million, as compared to $70.3 million during the year ended December 31, 2021. The increase in cash provided by operating activities was primarily driven by changes in net income and working capital. For the year ended December 31, 2022, net income exclusive of depreciation and amortization, amortization of debt issuance costs, share-based compensation, impairments, gains or losses from sale of investments, unrealized gains or losses, income or loss from equity method investments, and deferred tax was $91.7 million compared to $90.5 million for the year ended December 31, 2021. Working capital for the year ended December 31, 2022, decreased operating cash flow by $9.6 million, compared to a $20.1 million decrease in operating cash flow at December 31, 2021. The change in working capital for the year ended December 31, 2022, was mainly driven by an increase in receivables, net, and increase in medical liabilities related to the Company’s participation in value-based Medicare fee-for-service model. This was offset by a decrease in related party receivables primarily related to risk pool settlements, decrease in other receivables related to settlement of recoverable claims paid related to the 2021 NGACO performance year, and decrease in accounts payable and accrued expense and fiduciary accounts payable due to timing of payments for our accrued expenses and sub IPAs.
Cash used in investing activities during the year ended December 31, 2022, was $7.1 million, primarily due to purchases of property and equipment of $22.9 million, payments for business acquisition, net of cash, of $16.4 million, purchase of marketable securities of $1.9 million, and funding for equity method investments of $2.1 million. The cash used in investing activities was partially offset by proceeds from the sale of marketable securities of $31.7 million, repayment of a loan receivable of $4.1 million, and distributions from an equity method investment of $0.4 million. Cash provided by investing activities during the year ended December 31, 2021, was $16.5 million, primarily due to proceeds from sale of marketable securities of $67.6 million, proceeds from sale of equity method investment totaling $6.4 million, and cash recognized from consolidation of VIE of $5.9 million. These were offset by purchases of equity method investments of $13.6 million, purchases of property and equipment of $19.2 million, payments for business acquisition, net of cash acquired of $2.6 million, and purchases of marketable securities of $28.0 million.
Cash used in financing activities during the year ended December 31, 2022 was $20.1 million, as compared to cash used in financing activities of $47.7 million for the year ended December 31, 2021. Cash used in financing activities during the year ended December 31, 2022 was primarily attributable dividend payments of $14.0 million, repurchase of common shares of $9.3 million, purchase of non-controlling interest of $5.0 million, repayment of debt of $3.9 million, and repayment of finance lease obligations of $0.6 million. This was offset by proceeds from the exercise of options and warrants of $8.6 million, borrowings from the Construction Loan of $3.6 million and proceeds from sale of non-controlling interest of $0.4 million. This is compared to cash used in financing activities for the year ended December 31, 2021 for repayment of Credit Facility and other debt of $238.3 million, the payments of dividends totaling $31.1 million, payment of debt issuance cost related to the Amended Credit Facility of $0.7 million, distribution to noncontrolling interests of $1.5 million, and repurchases of shares totaling $5.7 million. This was offset by proceeds from the exercise of stock options and warrants of $9.1 million, borrowings on the Amended Credit Facility of $180.0 million, borrowings on Tag 8’s Construction Loan of $0.6 million, and proceeds from sale of shares of $40.1 million.
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
The Excluded Assets as of December 31, 2022, are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. Excluded Assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Cash and cash equivalents	$30,163	$62,540
Investment in marketable securities	4,543	49,066
Land, property and equipment, net	101,349	42,114
Loan receivable – related parties	—	4,000
Investments in other entities – equity method	27,561	24,969
Other receivable and assets	3,907	936
Other liabilities	(4,754)	(1,178)
Long-term debt	(27,264)	(7,645)

Total Excluded Assets	$135,505	$174,802

	Years ended December 31,
	2022	2021	2020

Total operating expenses	$2,351	$2,588	$2,089
Total other (expense) income, net	$(10,309)	$(10,854)	$102,951
Excluded Assets net (loss) income	$(18,380)	$(13,461)	$100,862

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

December 31, 2022
Revolver Loan	$180,000
Real Estate Loans	23,168
Construction Loan	4,159
Total debt	207,327

Less: Current portion of debt	(619)
Less: Unamortized financing costs	(3,319)

Long-term debt	$203,389
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2023	$619
2024	4,800
2025	7,184
2026	454
2027	180,472
Thereafter	13,798

Total	$207,327

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
On December 20, 2022, an amendment was made to the Amended Credit Facility, in which all amounts borrowed under the Amended Credit Agreement as of the effective date shall be automatically converted from LIBOR Loans to SOFR Loans with an initial interest period of one month on and as of the amendment effective date.
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

Effective Interest Rate

The Company’s average effective interest rate on its total debt during the years ended December 31, 2022, 2021, and 2020 was 3.22%, 2.06%, and 3.48%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2022, 2021, and 2020 of $0.9 million, $1.2 million, and $1.4 million, respectively.
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
On January 25, 2022, 120 Hellman, a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. Refer to Note 10 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
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

On August 31, 2022, APC owned 100% equity interest in Tag 6. As a result. APC consolidated Tag 6 including a construction loan Tag 6 entered into with Preferred Bank (“Tag 6 Construction Loan”). On the day of acquisition, the outstanding balance on the loan was $3.4 million with a maturity date of September 7, 2022. On September 6, 2022, APC paid off the outstanding Tag 6 Construction Loan balance of $3.4 million. Refer to Note 10 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
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
Standby Letters of Credit
Under the Amended Credit Agreement, the Company established irrevocable standby letters of credit with Truist Bank for a total of $21.1 million for the benefit of CMS. Unless the institution provides notification that the standby letters of credit will be terminated prior to the expiration date, the letters will be automatically extended without amendment for additional one-year periods from the present, or any future expiration date.
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
Under the APC Business Loan Agreement, Alpha Care established irrevocable standby letters of credit with Preferred Bank, for a total of $3.8 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.
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

			Year Ended December 31, 2022 (in thousands)
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
Principles of Consolidation
The consolidated balance sheets as of December 31, 2022 and 2021, and consolidated statements of income for the years ended December 31, 2022, 2021, and 2020, include the accounts of (i) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, APAACO, Orma Health Inc, and Provider Growth Solutions, LLC, and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, DMG, and Valley Oaks Medical Group; (ii) AP-AMH 2’s consolidated subsidiaries, APCMG, Jade, and AAMG; (iii) AMM’s VIEs, SCHC and AMH; (iv) NMM’s VIE, APC; (v) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, ICC, 120 Hellman and its VIEs, CDSC, APC-LSMA, Tag 8, and Tag 6; and (vi) APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.

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
Receivables and Receivables – Related Parties
The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements and incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.
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
Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. In regard to the credit loss standard, the Company continuously monitors its collections of receivables, and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.
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
Accrual of Medical Liabilities

APC, Alpha Care, Accountable Health Care, APCMG, Jade, and AAMG (“consolidated IPAs”) and APAACO, are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. The consolidated IPAs and APAACO provide integrated care to HMOs, Medicare and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services, excluding depreciation and amortization, expense in the accompanying consolidated statements of income.
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
Risk Pool Settlements and Incentives
APC and Accountable Health Care enter into full-risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and IPA is responsible for providing, arranging and paying for professional risk. Under a full-risk pool-sharing agreement, the IPA generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical MLR, IBNR completion factors, and constraint percentages were used by management in applying the most likely amount methodology.
Under capitated arrangements with certain HMOs APC, Accountable, and Alpha Care participate in one or more shared-risk arrangements relating to the provision of institutional services to enrollees (shared-risk arrangements) and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared-risk capitation arrangements are entered into with certain health plans, which are administered by the health plan, where the IPA is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared-risk deficits, if any, are not payable until and unless (and only to the extent of any) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.
The Company’s risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to APC, the adjustments and/or the withheld amounts are unpredictable and as such APC, Accountable Health Care, and Alpha Care’s risk-share revenue is deemed to be fully constrained until they are notified of the amount by the health plan. Risk pools for the prior contract years are generally fully settled in the third or fourth quarter of the following year.
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

Share-Based Compensation
The Company maintains a stock-based compensation program for employees, non-employees, directors, and consultants. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation), that lapses based on time-based and performance-based vesting schedules. The value of share-based awards is recognized as compensation expense and adjusted for forfeitures as they occur. Compensation expense for time-based awards are recognized on a cumulative straight-line basis over the vesting period of the awards. Share-based awards with performance conditions are recognized to the extent the performance conditions are probable of being achieved. Compensation expense for performance-based awards are recognized on an accelerated attribution method. The fair value of options granted are determined using the Black-Scholes option pricing model and include several assumptions, including expected term, expected volatility, expected dividends, and risk-free rates. The expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The expected stock price volatility is determined based on an average of historical volatility. The expected dividend yield is based on the Company’s expected dividend payouts. The risk-free interest rate is based on the U.S. Constant Maturity curve over the expected term of the option at the time of grant.
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
Investment in Other Entities - Equity Method
We account for certain investments using the equity method of accounting when it is determined that the investment provides us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the investee and is recognized in the consolidated statements of income under “Income from equity method investments” and also is adjusted by contributions to and distributions from the investee. Equity method investments are subject to impairment evaluation. During the period ended December 31, 2022, the Company recognized no impairment loss.
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
Mezzanine Equity

Based on the shareholder agreements for APC, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase the shares from their respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of December 31, 2022 and 2021.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
    Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of December 31, 2022, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Amended Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. In addition, as of December 31, 2022, Tag 8, a VIE consolidated by the Company, had $4.2 million in outstanding borrowings for the Construction Loan. Interest rate on the “Construction Loan” is equal to an index rate determined by the bank. Furthermore, as of December 31, 2022, APC had $23.2 million in outstanding borrowings for real estate loans related to ZLL, MPP, AMG Properties, and 120 Hellman (“Real Estate Loans”). Each agreement bears interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal “Prime Rate”, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.25% per annum. Under no circumstances will the interest rate on this loan be less than 3.50% per annum or more than the maximum rate allowed by applicable law. The Company has entered into interest rate swap agreements for certain of these agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loans, and Real Estate Loans would have increased or decreased our interest expense for the year ended December 31, 2022, by $1.7 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Apollo Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, mezzanine and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Valuation of Incurred but not Reported (IBNR) Claims Liability

Description of the Matter	At December 31, 2022, the Company’s medical liabilities totaled $84.3 million. As discussed in Note 2 of the consolidated financial statements, medical liabilities include reserves for incurred but not reported (“IBNR”) claims. The IBNR liability is an estimate that management developed using actuarial methods and is based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California

March 1, 2023

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2022	2021

Assets

Current assets
Cash and cash equivalents	$288,027	$233,097
Investment in marketable securities	5,567	53,417
Receivables, net	52,629	10,608
Receivables, net – related parties	65,147	69,376
Income taxes receivable	4,015	—
Other receivables	1,834	9,647
Prepaid expenses and other current assets	14,798	18,637
Loans receivable	996	—
Loans receivable - related party	2,125	4,000

Total current assets	435,138	398,782

Non-current assets
Land, property and equipment, net	108,536	53,186
Intangible assets, net	76,861	82,807
Goodwill	275,675	253,039
Loans receivable	—	569
Investments in other entities – equity method	40,299	41,715
Investments in privately held entities	896	896
Operating lease right-of-use assets	20,444	15,441
Other assets	6,056	5,928

Total non-current assets	528,767	453,581

Total assets(1)	$963,905	$852,363

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share data)
	December 31,	December 31,
	2022	2021

Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$49,562	$43,951
Fiduciary accounts payable	8,065	10,534
Medical liabilities	84,253	55,783
Income taxes payable	—	652
Dividend payable	664	556
Finance lease liabilities	594	486
Operating lease liabilities	3,572	2,629
Current portion of long-term debt	619	780

Total current liabilities	147,329	115,371

Non-current liabilities
Deferred tax liability	3,042	9,127
Finance lease liabilities, net of current portion	1,275	973
Operating lease liabilities, net of current portion	19,915	13,198
Long-term debt, net of current portion and deferred financing costs	203,389	182,917
Other long-term liabilities	20,260	14,777

Total non-current liabilities	247,881	220,992

Total liabilities(1)	395,210	336,363

Commitments and contingencies (Note 14)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	13,682	55,510

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 46,575,699 and 44,630,873 shares outstanding, excluding 10,299,259 and 10,925,702 treasury shares, at December 31, 2022 and 2021, respectively	47	45
Additional paid-in capital	360,097	310,876
Retained earnings	192,678	143,629
	552,822	454,550

Non-controlling interest	2,191	5,940

Total stockholders’ equity	555,013	460,490

Total liabilities, mezzanine equity, and stockholders’ equity	$963,905	$852,363

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $505.8 million and $567.0 million as of December 31, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $129.7 million and $91.7 million as of December 31, 2022 and December 31, 2021, respectively. These VIE balances do not include $304.8 million of investment in affiliates and $30.3 million of amounts due from affiliates as of December 31, 2022 and $802.8 million of investment in affiliates and $6.6 million of amounts due from affiliates as of December 31, 2021 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 18 – “Variable Interest Entities (VIEs)” for further detail.
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
	Years ended December 31,
	2022	2021	2020
Revenue
Capitation, net	$930,131	$593,224	$557,326
Risk pool settlements and incentives	117,254	111,627	77,367
Management fee income	41,094	35,959	34,850
Fee-for-service, net	49,517	26,564	12,683
Other income	6,167	6,541	4,954

Total revenue	1,144,163	773,915	687,180

Operating expenses
Cost of services, excluding depreciation and amortization	944,685	596,142	539,211
General and administrative expenses	77,670	62,077	49,116
Depreciation and amortization	17,543	17,517	18,350

Total expenses	1,039,898	675,736	606,677

Income from operations	104,265	98,179	80,503

Other (expense) income
Income (loss) from equity method investments	5,622	(4,306)	3,694
Gain on sale of equity method investment	—	2,193	99,839
Interest expense	(7,920)	(5,394)	(9,499)
Interest income	1,976	1,571	2,813
Unrealized loss on investments	(21,271)	(10,745)	—
Other income (expense)	3,944	(3,750)	1,077

Total other (expense) income, net	(17,649)	(20,431)	97,924

Income before provision for income taxes	86,616	77,748	178,427

Provision for income taxes	36,085	28,454	56,107

Net income	$50,531	$49,294	$122,320

Net income (loss) attributable to noncontrolling interests	1,482	(24,564)	84,454

Net income attributable to Apollo Medical Holdings, Inc.	$49,049	$73,858	$37,866

Earnings per share – basic	$1.09	$1.69	$1.04

Earnings per share – diluted	$1.08	$1.63	$1.01
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
	Mezzanine Equity – Non-controlling Interest in APC			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Stockholders’ Equity
		Common Stock Outstanding
		Shares	Amount
Balance at January 1, 2020	$168,724	35,908,057	$36	$159,608	$31,905	$786	$192,335
Net income	83,621	—	—	—	37,866	833	38,699
Purchase of treasury shares	—	(16,897)	—	(301)	—	—	(301)
Distribution to noncontrolling interest	(1,037)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	66,788	—	—	—	—	—
Shares issued for cashless exercise of warrants	—	66,517	—	—	—	—	—
Shares issued for exercise of options and warrants	—	1,240,622	1	11,491	—	—	11,492
Share-based compensation	—	—	—	3,383	—	—	3,383
Cancellation of restricted stock awards	—	—	—	(236)	—	—	(236)
Dividends	(137,071)	4,984,050	5	87,066	—	(1,532)	85,539
Balance at December 31, 2020	$114,237	42,249,137	$42	$261,011	$69,771	$87	$330,911
Net income (loss)	(27,331)	—	—	—	73,858	2,767	76,625
Purchase of non-controlling interest	(1,546)	—	—	—	—	(75)	(75)
Sale of non-controlling interest	150	—	—	—	—	—	—
Sale of shares by non-controlling interest	—	1,638,045	2	40,132	—	—	40,134
Shares issued for vesting of restricted stock awards	—	29,973	—	—	—	—	—
Shares issued for exercise of options and warrants	—	898,583	1	9,060	—	—	9,061
Purchase of treasury shares	—	(174,158)	—	(5,738)	—	—	(5,738)
Share-based compensation	—	—	—	6,745	—	—	6,745
Investment in non-controlling interest	—	—	—	—	—	3,769	3,769
Acquisition of non-controlling interest	—	—	—	—	—	500	500
Cancellation of restricted stock awards	—	(10,707)	—	(334)	—	—	(334)
Non-controlling interest capital change	—	—	—	—	—	48	48

Dividends	(30,000)	—	—	—	—	(1,156)	(1,156)
Balance at December 31, 2021	$55,510	44,630,873	$45	$310,876	$143,629	$5,940	$460,490
Net income (loss)	(2,725)	—	—	—	49,049	4,207	53,256
Purchase of non-controlling interest	—	—	—	—	—	(4,338)	(4,338)
Sale of non-controlling interest	—	—	—	—	—	66	66
Share buy back	(708)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	342,584	—	(321)	—	—	(321)
Shares issued for cash and exercise of options and warrants	—	860,528	1	8,632	—	—	8,633
Purchase of treasury shares	—	(250,000)	—	(9,250)	—	—	(9,250)
Share-based compensation	—	—	—	16,101	—	—	16,101
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Investment in non-controlling interest	—	—	—	—	—	371	371
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Tax impact of acquisition	(448)	—	—	—	—	—	—
AAMG stock contingent consideration (see Note 3)	—	—	—	5,569	—	—	5,569
Dividends	(37,947)	984,042	1	27,947	—	(4,055)	23,893
Balance at December 31, 2022	$13,682	46,575,699	$47	$360,097	$192,678	$2,191	$555,013

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$50,531	$49,294	$122,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,543	17,517	18,350
Amortization of debt issuance cost	939	1,078	1,347
Share-based compensation	16,101	6,745	3,383
Gain on sale of investments	(2,272)	(2,193)	(99,839)
Loss (gain) on consolidation of equity method investment	901	(2,752)	—
Gain on contingent equity securities	—	(4,270)	—
Unrealized loss on investments	25,506	10,845	11
Gain from investment in warrants	—	(1,145)	—
Loss (income) from equity method investments, net	(5,622)	4,306	(3,694)
Impairment of beneficial interest	—	15,723	—
Unrealized (gain) loss on interest rate swaps	(4,235)	1,071	—
Loss of disposal of property and equipment	—	—	91
Deferred tax	(7,681)	(5,952)	$(6,620)
Other		189	—
Changes in operating assets and liabilities, net of acquisition amounts:
Receivable, net	(41,192)	(1,518)	4,134
Receivable, net – related parties	4,229	(20,116)	(1,123)
Other receivable	8,196	(5,351)	12,589
Prepaid expenses and other current assets	818	2,708	(6,432)
Right-of-use assets	3,759	3,133	3,325
Other assets	(243)	(1,529)	(5,530)
Accounts payable and accrued expenses	(49)	3,217	8,204
Fiduciary accounts payable	(2,470)	892	7,615
Medical liabilities	25,784	5,279	(8,691)
Income taxes payable	(4,470)	(3,621)	(304)
Operating lease liabilities	(3,945)	(3,215)	(2,973)
Net cash provided by operating activities	82,128	70,335	46,163

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(16,352)	(2,585)	(11,354)
Proceeds from repayment of loans receivable - related parties	4,067	56	16,500
Advances on loans receivable	—	—	(145)
Purchases of marketable securities	(1,854)	(28,000)	(1,793)
Purchases of investments – equity method	—	(13,622)	(9,969)
Proceeds from sale of equity method investment	—	6,375	52,743
Purchases of property and equipment	(22,940)	(19,223)	(1,164)
Proceeds from sale of fixed assets	—	—	50
Proceeds from sale of marketable securities	31,671	67,612	50,625

Cash recorded from consolidation of VIE	—	5,927	—
Distribution from investment - equity method	400	—	—
Contribution to investment - equity method	(2,105)	—	—
Net cash (used in) provided by investing activities	(7,113)	16,540	95,493

Cash flows from financing activities
Dividends paid	(14,030)	(31,089)	(51,319)
Repayments on long-term debt	(3,865)	(238,326)	(9,500)
Payment of finance lease obligations	(561)	(208)	(105)
Proceeds from exercise of stock options and warrants	8,633	9,061	10,802
Repurchase of common stock	(9,250)	(5,739)	(537)
Proceeds from sale of common stock	—	40,134	—
Purchase of non-controlling interest	(5,046)	(1,471)	(1,037)
Proceeds from sale of noncontrolling interest	436	48	—
Borrowings on loans	3,598	180,569	—
Cost of debt and equity issuances	—	(727)	—
Net cash used in financing activities	(20,085)	(47,748)	(51,696)

Net increase in cash, cash equivalents, and restricted cash	54,930	39,127	89,960

Cash, cash equivalents, and restricted cash, beginning of year	233,097	193,970	104,010

Cash, cash equivalents and restricted cash, end of year	$288,027	$233,097	$193,970

Supplemental disclosures of cash flow information
Cash paid for income taxes	$47,311	$37,201	$62,002
Cash paid for interest	$6,672	$4,158	$8,510

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	—	71	485
Issuance of financing obligation for business combinations	—	12,706	—
Cashless exercise of warrants	694	—	599
Fixed asset obtained in exchange for finance lease liabilities	971	—	—
Common stock issued in business combination	1,000	—	—
Mortgage loan	16,275	—	—
Cancellation of Restricted Stock Awards	—	334	—
Deferred tax liability adjustment related to warrant exercises	—	—	690
Preferred shares received from sale of equity method investment	—	—	36,179
Beneficial interest acquired from sale of equity method investment	—	—	15,723

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands).

	Years Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$288,027	$233,097	$193,470
Restricted cash – long-term - letters of credit	—	—	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$288,027	$233,097	$193,970
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
Headquartered in Alhambra, California, ApolloMed’s subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and an accountable care organization (“ACO”) participating in the Global and Professional Direct Contracting (“GPDC”) model. NMM and Apollo Medical Management, Inc. (“AMM”) are the administrative and managerial services companies for the affiliated physician-owned professional corporations that contract with independent physicians to deliver medical services in-office and virtually under the following brands: (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc. (“Alpha Care”), (iii) Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), (iv) Jade Health Care Medical Group, Inc. (“Jade”), (v) Access Primary Care Medical Group (“APCMG”), and (vi) All American Medical Group (“AAMG”). These affiliates are supported by ApolloMed Hospitalists, a Medical Corporation (“AMH”) and Southern California Heart Centers, a Medical Corporation (“SCHC”). The Company’s ACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.
The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists.
MSOs and Affiliates
AMM, a wholly owned subsidiary of ApolloMed, manages affiliated medical groups AMH and SCHC. AMH provides hospitalist, intensivist, and physician advisory services. SCHC is a specialty clinic that focuses on cardiac care and diagnostic testing.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
2.A $545.0 million private placement, where AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock which entitle AP-AMH to receive preferential, cumulative dividends that accrue on a daily basis. During the years ended December 31, 2022 and 2021, APC distributed $54.1 million and $55.1 million, respectively, as preferred returns.
3.A $300.0 million private placement, where APC purchased 15,015,015 shares of the Company’s common stock and in connection therewith, the Company granted APC certain registration rights with respect to the purchased shares. During the year ended December 31, 2022, APC distributed approximately 1.0 million shares of the Company’s common stock to APC shareholders.
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
APC's ownership in ApolloMed was 18.12% and 19.68% as of December 31, 2022 and 2021, respectively.
Concourse Diagnostic Surgery Center, LLC (“CDSC”) was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of December 31, 2022, APC owned 44% of CDSC’s capital stock. CDSC is determined to be a VIE and APC is determined to be the primary beneficiary.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
DMG is a professional medical California corporation and a complete outpatient imaging center. APC accounted for its 40% investment in DMG under the equity method of accounting. In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $8.5 million as of December 31, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
In December 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) and a 50% interest in each of One MSO, LLC (“One MSO”), Tag-6 Medical Investment Group, LLC (“Tag 6”), and Tag-8 Medical Investment Group, LLC (“Tag 8”). These entities own buildings that are currently leased to tenants, as well as vacant land that is being developed. MPP, AMG Properties, and ZLL are 100% owned subsidiaries of APC and are included in the consolidated financial statements. One MSO is accounted for as an equity method investment, as APC has the ability to exercise significant influence, but not control over the operations of the entity. On August 31, 2022, using cash comprised solely of Excluded Assets, APC acquired the remaining 50% interest in Tag 8 and Tag 6 for $4.1 million and $4.9 million, respectively. As a result, Tag 8 and Tag 6 are 100% owned subsidiaries of APC and are included in the consolidated financial statements. Since APC is a guarantor of Tag 8’s loan with MUFG Union Bank N.A. and APC paid off Tag 6’s loan, Tag 8 and Tag 6 are VIEs and consolidated by APC. These purchases are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.

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
In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments-certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company (see Note 3 — “Business Combinations and Goodwill”). The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $5.8 million at December 31, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
On January 27, 2022, the Company acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”) (see Note 3 — “Business Combinations and Goodwill”). Orma Health’s real-time Clinical AI platform ingests data from multiple sources and utilizes advanced risk-stratification models to identify patients for various clinical programs, including remote patient monitoring (“RPM”), mental health support, chronic care management, and more. Its clinical platform is also deeply integrated with Orma Health’s proprietary RPM ecosystem, which consists of smart health devices and a suite of technology tools to manage patient health.
On April 19, 2022, the AP-AMH 2 acquired 100% of the capital stock of Jade (see Note 3 — “Business Combinations and Goodwill”). Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.
On October 14, 2022, a sole equity holder acquired 100% of the equity interest in Valley Oaks Medical Group (“VOMG”). Under the terms of the Physician Equity Holder Agreement (the “Equity Agreement”) between ApolloMed and the equity holder, ApolloMed may designate a third party who is permitted under Nevada law to be an owner or equity holder of VOMG with the right (the “Acquisition Right”) (a) to acquire equity holder’s equity interest or (b) to acquire from VOMG. The Acquisition Right shall be exercisable by ApolloMed and equity holder shall be obligated to assign and transfer the equity interest or to cause VOMG to issue new equity interests (as applicable) to ApolloMed. As a result of the arrangement and in accordance with relevant accounting guidance, VOMG is determined to be a VIE of ApolloMed and is consolidated by the Company (see Note 3 — “Business Combinations and Goodwill”). VOMG owns nine primary care clinics consisting of seven in Nevada and two in Texas. The purchase price consists of cash funded upon close of the transaction and additional cash consideration contingent on VOMG meeting financial metrics for fiscal year 2023 and 2024.
On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG (see Note 3 — “Business Combinations and Goodwill”). AAMG is an IPA operating in Northern California. The purchase price consists of cash funded upon close of the transaction and additional cash and stock consideration contingent on AAMG meeting financial metrics for fiscal year 2023 and 2024.
NGACO, GPDC / ACO REACH
APAACO began participating in the Next Generation Accountable Care Organization (“NGACO”) Model of CMS in January 2017. The NGACO Model was a CMS program that allowed provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model. With the termination of the NGACO Model on December 31, 2021, APAACO applied, and was selected by CMS, to participate as a Direct Contracting Entity (“DCE”) in the standard track of CMS’s GPDC Model for Performance Year 2022 (“PY22”), beginning January 1, 2022. CMS has since redesigned the GPDC Model in response to the current Administration’s health care priorities, including their commitment to advancing health equity, stakeholder feedback, and participant experience, and renamed the GPDC Model to ACO Realizing Equity, Access, and Community Health (“ACO REACH”) Model. The ACO REACH Model will begin participation on January 1, 2023.

2.    Basis of Presentation and Summary of Significant Accounting Policies

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Basis of Presentation
The accompanying consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The consolidated balance sheets as of December 31, 2022 and 2021 and consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 include the accounts of (i) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, APAACO, Orma Health Inc, and Provider Growth Solutions, LLC and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, DMG, and Valley Oaks Medical Group (“VOMG”) ; (ii) AP-AMH 2’s consolidated subsidiaries, APCMG, Jade, and AAMG; (iii) AMM’s consolidated VIEs, SCHC and AMH; (iv) NMM’s VIE, APC; (v) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, ICC, 120 Hellman LLC (“120 Hellman”) and its VIEs, CDSC, APC-LSMA, Tag 8, and Tag 6; and (vi) APC-LSMA’s consolidated subsidiaries, Alpha Care, Accountable Health Care, and AMG.
Use of Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include collectability of receivables, recoverability of long-lived and intangible assets, business combinations and goodwill valuation and impairment, accrual of medical liabilities (incurred but not reported (“IBNR”) claims), determination of full-risk and shared-risk revenue and receivables (including constraints, completion factors, and historical margins), income tax valuation allowance, share-based compensation, and right-of-use assets and lease liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash, cash equivalents, and restricted cash. As of December 31, 2022 and 2021, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $324.7 million and $285.9 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Restricted Cash

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
Certificates of deposit in investments in marketable securities are reported at par value, plus accrued interest, with maturity dates greater than four months (see fair value measurements of financial instruments below). As of December 31, 2022 and 2021, certificates of deposit amounted to approximately $0 and $25.0 million, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
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
Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its IPO in June 2021 and Nutex Health, Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). The common stock of a payor partner was acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock, warrants, and potentially additional shares of common stock if certain metrics are not met (such additional shares “contingent equity securities”) for $3.0 million. The common stock is included in investments in marketable securities in the accompanying consolidated balance sheets. In May 2022, the Company exercised the warrants and subsequently recognized the shares within investments in marketable securities in the accompanying consolidated balance sheet. The contingent equity securities are classified as derivatives and included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies - Derivative Financial Instruments” in the accompanying consolidated financial statements for information on the treatment of the derivative instruments.
As of December 31, 2022 and 2021, the equity securities were approximately $5.6 million and $28.4 million, respectively, in the accompanying consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying consolidated statements of income under other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Twelve Months Ended December 31,
	2022	2021

Total losses recognized on equity securities	$(23,713)	$(10,745)
Gains recognized on equity securities sold	2,272	—
Unrealized losses recognized on equity securities held at end of period	$(21,441)	$(10,745)
Receivables, Receivables – Related Parties, Other Receivables, Loan Receivable, and Loan Receivable - Related Party
The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements, incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.
The Company’s receivables – related parties are comprised of risk pool settlements, management fee income, incentive receivables, and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
The Company’s loan receivable and loan receivable - related party consists of promissory notes that accrue interest per annum. As of December 31, 2022, promissory notes are expected to be collected within 12 months.
Capitation and claims receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full-risk pool receivable that is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of recoverable claims paid related to the 2021 APAACO performance year to be administered following instructions from CMS for the NGACO program, fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.
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
Receivables are recorded when the Company is able to determine amounts receivable under applicable contracts and agreements based on information provided and collection is reasonably likely to occur. In regard to the credit loss standard, the Company continuously monitors its collections of receivables, and our expectation is that the historical credit loss experienced across our receivable portfolio is materially similar to any current expected credit losses that would be estimated under the current expected credit losses (“CECL”) model.
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

	Years Ended December 31,
	2022	2021	2020
Commercial	$171,723	$138,333	$108,851
Medicare	633,463	307,286	271,596
Medicaid	280,083	283,311	269,079
Other third parties	58,894	44,985	37,654
Revenue	$1,144,163	$773,915	$687,180
The Company had major payors that contributed the following percentages of net revenue:

	Years Ended December 31,
	2022	2021	2020
Payor A	*%	12.5%	12.5%
Payor B	*%	*%	10.9%
Payor C	34.2%	11.9%	13.1%
Payor D	*%	15.3%	16.9%
* Less than 10% of total net revenues

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
The Company had major payors that contributed to the following percentages of net receivables and receivables - related parties:

	As of December 31,
	2022	2021
Payor C	25.0%	*
Payor E	50.0%	45.0%
Payor F	**	30.0%
* Less than 10% of total receivables and receivables - related parties, net
** Payor E and F have been combined in 2022 under Payor E
Land, Property, and Equipment, Net
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
Fair Value Measurements of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, fiduciary cash, investment in marketable securities, receivables, loans receivable, accounts payable, certain accrued expenses, finance lease obligations, and long-term debt. The carrying values of the financial instruments classified as current in the accompanying consolidated balance sheets are considered to be at their fair values, due to the short maturity of these instruments. The carrying amounts of finance lease obligations and long-term debt approximate fair value as they bear interest at rates that approximate current market rates for debt with similar maturities and credit quality.
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
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022 are presented below (in thousands):

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$135,235	$—	$—	$135,235
Marketable securities – equity securities	5,567	—	—	5,567
Contingent equity securities	—	—	1,900	1,900
Interest rate swaps	—	3,164	—	3,164
Total assets	$140,802	$3,164	$1,900	$145,866

Liabilities
APCMG contingent consideration	—	—	1,000	1,000
AAMG cash contingent consideration (see Note 3)	—	—	5,851	5,851
VOMG contingent consideration (see Note 3)	—	—	17	17
Total liabilities	$—	$—	$6,868	$6,868
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$114,665	$—	$—	$114,665
Marketable securities – certificates of deposit	25,024	—	—	25,024
Marketable securities – equity securities	24,123	4,270	—	28,393
Contingent equity securities	—	—	4,270	4,270
Warrants	—	1,145	—	1,145
Total Assets	$163,812	$5,415	$4,270	$173,497

Liabilities
Interest rate swaps	$—	$1,071	$—	$1,071
APCMG contingent consideration	$—	$—	$1,000	$1,000
Total liabilities	$—	$1,071	$1,000	$2,071
* Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets and liabilities for the year ended December 31, 2022.
The change in the fair value of Level 3 liabilities for the year ended December 31, 2022 was as follows (in thousands):

Amount
Balance at January 1, 2022	$1,000
AAMG cash contingent consideration (see Note 3)	5,851
VOMG contingent consideration (see Note 3)	17
Balance at December 31, 2022	6,868
Intangible Assets and Long-Lived Assets

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Intangible assets with finite lives include network-payor relationships, management contracts, member relationships, subscriber relationships, and developed technology and are stated at cost, less accumulated amortization, and impairment losses. These intangible assets are amortized using the accelerated method based on the discounted cash flow rate or using the straight-line method.
Intangible assets with finite lives also include a patient management platform, as well as trade names and trademarks, whose valuations were determined using the cost to recreate method and the relief from royalty method, respectively. These assets are stated at cost, less accumulated amortization, and impairment losses, and are amortized using the straight-line method.
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The company determined that there was no impairment on its finite-lived intangible or long-lived assets during the years ended December 31, 2022, 2021 and 2020.
Goodwill and Indefinite-Lived Intangible Assets
Under ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.
At least annually, at the Company’s fiscal year-end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s three reporting units (i) MSOs, (ii) IPAs, and (iii) ACOs. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill are determined using valuation techniques based on estimates, judgments, and assumptions management believes are appropriate in the circumstances.
At least annually, indefinite-lived intangible assets are tested for impairment. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. The fair values of indefinite-lived intangible assets are determined using valuation techniques based on estimates, judgments, and assumptions management believes are appropriate in the circumstances. One reporting unit within our healthcare delivery segment had a negative carrying amount of net assets as of September 30, 2022 and goodwill of approximately $116.5 million.
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the years ended December 31, 2022, 2021 and 2020.
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
Equity method investments are subject to impairment evaluation. There was no impairment loss recorded related to equity method investments for the years ended December 31, 2022, 2021, and 2020.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
Medical Liabilities
APC, Alpha Care, Accountable Health Care, APCMG, Jade, and AAMG (“consolidated IPAs”) and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. The consolidated IPAs and APAACO provide integrated care to HMOs, Medicare, and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services, excluding depreciation and amortization, in the accompanying consolidated statements of income.
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
Fiduciary Cash and Payable
The consolidated IPAs collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $8.1 million and $10.5 million as of December 31, 2022 and 2021, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 10 - “Credit Facility, Bank Loans, and Lines of Credit,” for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.
The estimated fair value of the interest rate swap agreements was determined using Level 2 inputs. As of December 31, 2022, the fair value of the interest rate swap was $3.2 million and is presented within other assets in the accompanying consolidated balance sheets. As of December 31, 2021, the fair value was $1.1 million and is presented within other long-term liabilities in the accompanying consolidated balance sheets.

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

Contingent Equity Securities

In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Nutex, ApolloMed is entitled to additional common stock if Nutex didn’t pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered to be derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. Based on the outcome, the Company determined the probability of the metric being achieved is 0%. As of December 31, 2022 and December 31, 2021, the contingent equity securities were valued at $1.9 million and $4.3 million and is presented within prepaid and other current assets in the accompanying consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company recognized unrealized loss of $2.4 million and $0, respectively.

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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
For each performance year, CMS will pay a total benchmark amount, determined unilaterally by CMS in advance but subject to prospective adjustments throughout the year, for the totality of care provided to the DCE’s population of aligned beneficiaries over the course of that year. The benchmark is net of a quality withholding applied by CMS. At the end of each performance year, a portion, or all, of the quality withholding can be earned based on APAACO’s performance. GPDC capitation revenue is recognized based on the estimated transaction price to transfer the service for a distinct increment of the series (i.e., month) and is recognized net of quality incentives/penalties. GPDC capitation revenue is recognized in the accompanying consolidated statements of income under capitation, net.
Risk Pool Settlements and Incentives
APC and Accountable Health Care enter into full-risk capitation arrangements with certain health plans and local hospitals, which are administered by a third-party, where the hospital is responsible for providing, arranging and paying for institutional risk and the IPA is responsible for providing, arranging, and paying for professional risk. Under a full-risk pool-sharing agreement, the IPA generally receives a percentage of the net surplus from the affiliated hospital’s risk pools with HMOs after deductions for the affiliated hospital’s costs. Advance settlement payments are typically made quarterly in arrears if there is a surplus. The Company’s risk pool settlements under arrangements with health plans and hospitals are recognized using the most likely amount methodology and amounts are only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The assumptions for historical margin, IBNR completion factors, and constraint percentages were used by management in applying the most likely amount methodology.
Under capitated arrangements with certain HMOs, APC, Accountable Health Care and Alpha Care participate in one or more shared-risk arrangements relating to the provision of institutional services to enrollees and thus can earn additional revenue or incur losses based upon the enrollee utilization of institutional services. Shared-risk arrangements are entered into with certain health plans, which are administered by the health plan, where the IPA is responsible for rendering professional services, but the health plan does not enter into a capitation arrangement with a hospital and therefore the health plan retains the institutional risk. Shared-risk deficits, if any, are not payable until and unless (and only to the extent) risk-sharing surpluses are generated. At the termination of the HMO contract, any accumulated deficit will be extinguished.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
The Company's risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to the IPA, the adjustments and/or the withheld amounts are unpredictable and as such APC, Accountable Health Care, and Alpha Care’s risk-share revenues are deemed to be fully constrained until they are notified of the amount by the health plan. Final settlement of risk pools for prior contract years generally occur in the third or fourth quarter of the following year.
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
NGACO AIPBP Revenue
Under the NGACO Model, CMS aligns beneficiaries to the Company to manage direct care and pay providers based on a budgetary benchmark established with CMS. The Company is responsible for managing medical costs for these beneficiaries. The beneficiaries will receive services from physicians and other medical service providers that are both in-network and out-of-network. The Company receives capitation-like AIPBP payments from CMS on a monthly basis to pay claims from in-network providers. The Company records such AIPBPs received from CMS as revenue as the Company is primarily responsible and liable for managing the patient care and for satisfying provider obligations, is assuming the credit risk for the services provided by in-network providers through its arrangement with CMS, and has control of the funds, the services provided and the process by which the providers are ultimately paid. Claims from out-of-network providers are processed and paid by CMS, while claims from APAACO’s in-network contracted providers are paid by APAACO. The Company’s shared savings or losses in managing the services provided by out-of-network providers are generally determined on an annual basis after reconciliation with CMS. Pursuant to the Company’s risk share agreement with CMS, the Company will be eligible to receive the savings or be liable for the deficit according to the budget established by CMS based on the Company’s efficiency in managing how the beneficiaries aligned to the Company by CMS are served by in-network and out-of-network providers. The Company’s savings or losses on providing such services are both capped by CMS, and are subject to significant estimation risk, whereby payments can vary significantly depending upon certain patient characteristics and other variable factors. Accordingly, the Company recognizes such surplus or deficit upon substantial completion of reconciliation and determination of the amounts. The Company records NGACO AIPBP revenues monthly. Excess AIPBPs over claims paid, plus an estimate for the related IBNR claims are deferred and recorded as a liability until actual claims are paid or incurred. CMS will determine if there were any excess AIPBPs for the performance year and the excess is refunded to CMS.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
As APAACO does not have sufficient insight into the financial performance of the shared risk pool with CMS because of unknown factors related to IBNR claims, risk adjustment factors, and stop-loss provisions, among other factors, an estimate cannot be developed. Due to these limitations, APAACO cannot determine the amount of surplus or deficit that will likely be recognized in the future and therefore this shared risk pool revenue is considered fully constrained. With the ending of the NGACO Model on December 31, 2021, the Company no longer receives AIPBPs but remains eligible to recognize any shared savings or loss for performance year 2021 upon issuance of the settlement report from CMS. Pursuant to the Participation Agreement, the Company recognized $48.8 million related to savings from the 2021 performance year as revenue in risk pool settlements and incentives in the accompanying consolidated statements of income for the year ended December 31, 2022.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
Contract Assets
Revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, contract assets are comprised of receivables and receivables - related parties.
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
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance, or in the case of the Company’s NGACO, the excess of AIPBP capitation received and the actual claims paid or incurred. As of December 31, 2022, the Company’s contract liability balance was $0.5 million. Contract liability was $16.8 million as of December 31, 2021, of which $16.3 million was related to NGACO. Approximately $16.8 million of the Company’s contracted liability accrued in 2021 has been recognized as revenue during the year ended December 31, 2022. Contract liability is presented within the accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Income Taxes

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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

Share-Based Compensation

The Company maintains a stock-based compensation program for employees, non-employees, directors, and consultants. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation), that lapses based on time-based and performance-based vesting schedules. The value of share-based awards is recognized as compensation expense and adjusted for forfeitures as they occur. Compensation expense for time-based awards are recognized on a cumulative straight-line basis over the vesting period of the awards. Share-based awards with performance conditions are recognized to the extent the performance conditions are probable of being achieved. Compensation expense for performance-based awards are recognized on an accelerated attribution method. The fair value of options granted are determined using the Black-Scholes option pricing model and include several assumptions, including expected term, expected volatility, expected dividends, and risk-free rates. The expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The expected stock price volatility is determined based on an average of historical volatility. The expected dividend yield is based on the Company’s expected dividend payouts. The risk-free interest rate is based on the U.S. Constant Maturity curve over the expected term of the option at the time of grant.
Basic and Diluted Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted-average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 17 — “Earnings Per Share” for a discussion of shares treated as treasury shares for accounting purposes.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. As of December 31, 2022 and 2021, APC’s shares were not redeemable nor was it probable the shares would become redeemable.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (i) the election for classes of underlying asset to not separate non-lease components from lease components, and (ii) the election for short-term lease recognition exemption for all leases under twelve month term. The present value of the lease payments is calculated using a rate implicit in the lease, when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.
Beneficial Interest
In April 2020, when UCAP, a 100% owned subsidiary of APC, sold its 48.9% ownership interest in UCI, APC received a beneficial interest in the equity method investment sold, pursuant to the terms of the stock purchase agreement. The estimated fair value of such interest in April 2020 was $15.7 million and was included in other assets in the accompanying consolidated balance sheets. In June 2021, UCI’s gross margin for the year ended December 31, 2020, was assessed and beneficial interest was concluded to not be collectible. The $15.7 million was written off and expensed in other income (expense) in the accompanying consolidated statements of income during the year ended December 31, 2021.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

3.    Business Combinations and Goodwill
AAMG
On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG. AAMG is an IPA operating in Northern California. The purchase price consists of cash funded upon close of the transaction and additional cash consideration (“AAMG cash contingent consideration”) and stock consideration (“AAMG stock contingent consideration”) contingent on AAMG meeting revenue and capitated member metrics for fiscal year 2023 and 2024. The Company determined the fair value of the cash and stock contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of December 31, 2022, the cash contingent consideration is valued at $5.9 million and was included within other long term liabilities in the accompanying consolidated balance sheets. The stock contingent consideration is valued at $5.6 million and is included in additional paid in capital in the accompanying consolidated balance sheets.
VOMG
On October 14, 2022, a sole equity holder acquired 100% of the equity interest in VOMG. Under the terms of the Physician Equity Holder Agreement (the “Equity Agreement”) between ApolloMed and the equity holder, ApolloMed may designate a third party who is permitted under Nevada law to be an owner or equity holder of VOMG with the right (the “Acquisition Right”) (a) to acquire equity holder’s equity interest or (b) to acquire from VOMG. The Acquisition Right shall be exercisable by ApolloMed and equity holder shall be obligated to assign and transfer the equity interest or to cause VOMG to issue new equity interests (as applicable) to ApolloMed. As a result of the arrangement and in accordance with relevant accounting guidance, VOMG is determined to be a VIE of ApolloMed and is consolidated by the Company. VOMG owns nine primary care clinics in Nevada and Texas. The purchase price consists of cash funded upon the close of transaction and additional cash consideration (“VOMG contingent consideration”) contingent on VOMG meeting financial metrics for fiscal year 2023 and 2024. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). The contingent consideration is included within other long term liabilities in the accompanying consolidated balance sheets.
Jade Health Care Medical Group, Inc. (“Jade”)
On April 19, 2022, the Company acquired 100% of the capital stock of Jade. The purchase was paid in cash. Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.
Orma Health, Inc., and Provider Growth Solutions LLC (together, “Orma Health”)
On January 27, 2022, the Company acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”). The purchase was paid in cash and in the Company’s capital stock. Orma Health’s real-time Clinical AI platform ingests data from multiple sources and utilizes advanced risk-stratification models to identify patients for various clinical programs, including remote patient monitoring (“RPM”), mental health support, chronic care management, and more. Its clinical platform is also deeply integrated with Orma Health’s proprietary RPM ecosystem, which consists of smart health devices and a suite of technology tools to manage patient health.
APCMG
In July 2021, the Company acquired an 80% equity interest (on a fully diluted basis) in APCMG. As part of the transaction, the Company may pay APCMG additional consideration contingent on APCMG’s financial performance for fiscal year 2022 (“APCMG contingent consideration”). The APCMG contingent consideration will be met if gross revenue and earnings before interest, taxes, and depreciation, and amortization (“EBITDA”) targets exceed a threshold for fiscal year 2022. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of gross revenue and EBITDA and assigned probabilities to each such scenario in determining fair value. As of December 31, 2022, the contingent consideration is valued at $1.0 million and was included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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
DMG
In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE and the Company is the primary beneficiary; DMG is consolidated by ApolloMed. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognized goodwill as a result of consolidating DMG as a VIE.
Pro Forma Financial Information for All 2022 Acquisitions
The following unaudited pro forma supplemental information is based on estimates and assumptions that ApolloMed believes are reasonable. However, this information is not necessarily indicative of the Company's consolidated results of income in future periods or the results that actually would have been realized if ApolloMed and the acquired businesses had been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2021. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.
The supplemental information on an unaudited pro forma financial basis presents the combined results of ApolloMed and its 2022 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands except per share data):

	Year Ended December 31, 2022 (unaudited)	Year Ended December 31, 2021 (unaudited)

Revenue	$1,176,082	$825,630
Net income attributable to Apollo Medical Holdings, Inc.	$48,375	$73,790
EPS - basic	$1.08	$1.68
EPS - diluted	$1.06	$1.63
The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies were allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations of the acquisitions have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the years ended December 31, 2022 and 2021 was as follows (in thousands):

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Amount

Balance at January 1, 2021	$239,053
Acquisitions	13,986
Balance at December 31, 2021	253,039
Acquisitions	21,486
Adjustments	1,150
Balance at December 31, 2022	$275,675

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
4.    Land, Property, and Equipment, Net
Land, property, and equipment, net consisted of (in thousands):

	Useful Life (Years)	December 31, 2022	December 31, 2021

Land	N/A	$32,288	$20,937
Buildings	5 - 39	58,451	21,661
Computer software	3 - 5	4,731	3,589
Furniture and equipment	3 - 7	17,161	15,358
Construction in progress	N/A	12,801	4,901
Leasehold improvements	3 - 39	7,151	7,122

		132,583	73,568

Less accumulated depreciation and amortization		(24,047)	(20,382)

Land, property, and equipment, net		$108,536	$53,186
As of December 31, 2022 and 2021, the Company had finance leases totaling $1.8 million and $1.3 million, respectively, included in land, property, and equipment, net in the accompanying consolidated balance sheets.
Depreciation expense was $3.7 million, $2.1 million and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.
5.    Intangible Assets, Net
At December 31, 2022, intangible assets, net consisted of the following (in thousands):

	Useful Life (Years)	Gross January 1, 2022	Additions	Impairment/ Disposal	Gross December 31, 2022	Accumulated Amortization	Net December 31, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$—	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	—	—	150,679	(95,451)	55,228
Management contracts	15	22,832	—	—	22,832	(15,208)	7,624
Member relationships	12	8,997	7,636	—	16,633	(5,619)	11,014
Patient management platform	5	2,060	—	—	2,060	(2,060)	—
Tradename/trademarks	20	1,011	—	—	1,011	(257)	754
Developed technology	6	—	107	—	107	(16)	91
		$187,729	$7,743	$—	$195,472	$(118,611)	$76,861

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
At December 31, 2021, intangible assets, net consisted of the following (in thousands):

	Useful Life (Years)	Gross January 1, 2021	Additions	Impairment/ Disposal	Gross December 31, 2021	Accumulated Amortization	Net December 31, 2021
Indefinite Lived Assets:
Trademarks	N/A	$—	$2,150	$—	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-15	$143,930	$6,749	$—	$150,679	$(84,865)	$65,814
Management contracts	15	22,832	—	—	22,832	(13,563)	9,269
Member relationships	12	6,696	2,301	—	8,997	(4,606)	4,391
Patient management platform	5	2,060	—	—	2,060	(1,682)	378
Tradename/trademarks	20	1,011	—	—	1,011	(206)	805
		$176,529	$11,200	$—	$187,729	$(104,922)	$82,807

As of December 31, 2022, network relationships, management contracts, member relationships, tradename/trademarks, and developed technology had weighted-average remaining useful lives of 10.1 years, 7.4 years, 12.0 years, 14.8 years, and 5.1 years respectively. Total weighted-average remaining useful lives for all amortized intangible assets as of December 31, 2022 was 10.2 years. Amortization expense was $13.7 million, $15.4 million and $16.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of income.
There was no impairment loss recorded related to intangibles for the years ended December 31, 2022, 2021 and 2020.
Future amortization expense is estimated to be as follows for the years ending December 31 (in thousands):

Amount

2023	$11,680
2024	11,521
2025	10,594
2026	9,354
2027	8,069
Thereafter	23,493
$74,711

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
6.    Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following (in thousands):

	December 31, 2021	Allocation of Income (Loss)	Funding reclassified to loan receivable	Funding	Entity Consolidated	Distribution	December 31, 2022
LaSalle Medical Associates – IPA Line of Business	$3,034	$4,775	$(2,125)	$—	$—	$—	$5,684
Pacific Medical Imaging & Oncology Center, Inc.	1,719	159	—	—	—	—	1,878
531 W. College, LLC – related party	17,230	(619)	—	670	—	—	17,281
One MSO, LLC — related party	2,910	408	—	—	—	(600)	2,718
Tag-6 Medical Investment Group, LLC — related party	4,830	153	—	1,435	(6,418)	—	—
CAIPA MSO, LLC	11,992	746	—	—	—	—	12,738

	$41,715	$5,622	$(2,125)	$2,105	$(6,418)	$(600)	$40,299

LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care. In December 2020, the Company exercised its option to convert a promissory note totaling $6.4 million due from Dr. Arteaga into an additional 21.25% interest in LMA’s IPA line of business. As a result, APC-LSMA’s interest in LMA’s IPA line of business increased to 46.25%. In September 2021, APC-LSMA sold 21.25% of its interest in LMA back to Dr. Arteaga for $6.4 million, which resulted in APC-LSMA owning a 25% interest in LMA as of December 31, 2022. The investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence, but not control over LMA’s operations. For the year ended December 31, 2022, APC recorded net income of $4.8 million from its investment in LMA as compared to a net loss of $5.8 million for the year ended December 31, 2021, in the accompanying consolidated statements of income. The investment balance was $5.7 million and $3.0 million at December 31, 2022 and 2021, respectively.
LMA’s unaudited summarized balance sheets at December 31, 2022 and 2021 and unaudited summarized statements of operations for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):
Balance Sheets

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022 (unaudited)	December 31, 2021 (unaudited)

Assets
Cash and cash equivalents	$15,671	$6,619
Receivables, net	5,064	2,269
Prepaid assets	5,032	—
Loan receivable	2,250	2,250
Restricted cash	700	696

Total assets	$28,717	$11,834

Liabilities and stockholders’ deficit
Current liabilities	$30,331	$32,405
Stockholders’ deficit	(1,614)	(20,571)

Total liabilities and stockholders’ deficit	$28,717	$11,834
Statements of Operations

	Year Ended December 31, 2022 (unaudited)	Year Ended December 31, 2021 (unaudited)	Year Ended December 31, 2020 (unaudited)

Revenues	$253,469	$204,061	$186,964
Expenses	239,884	220,132	185,724

Income (loss) from operations	13,585	(16,071)	1,240

Other (loss) income	(44)	—	8

Net income (loss)	$13,541	$(16,071)	$1,248
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
APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the years ended December 31, 2022 and 2021, APC recognized net income from this investment of approximately $0.2 million and income of $0.3 million, respectively, in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets had investment balances of $1.9 million and $1.7 million at December 31, 2022 and 2021, respectively.
531 W. College LLC

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
During the years ended December 31, 2022 and 2021, APC recorded losses from its investment in 531 W. College LLC of $0.6 million and loss of $0.2 million, respectively, in the accompanying consolidated statements of income. During the years ended December 31, 2022 and 2021, APC contributed $0.7 million and $0.2 million, respectively, to 531 W. College, LLC as part of its 50% interest. The accompanying consolidated balance sheets include the related investment balance of $17.3 million and $17.2 million, respectively, related to APC's investment at December 31, 2022 and 2021.
One MSO LLC
APC has a 50% interest in One MSO. One MSO owns an office building in Monterey Park, California that is leased to tenants, including NMM. During the years ended December 31, 2022 and 2021, APC recorded income from this investment of $0.4 million and $0.5 million, respectively, in the accompanying consolidated statements of income. The investment balance was $2.7 million and $2.9 million as of December 31, 2022 and 2021, respectively.
Tag-6 Medical Investment Group, LLC
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
During the years ended December 31, 2022 and 2021, and prior to consolidation of Tag 6, APC recorded income from this investment of $0.2 million and $0.3 million, respectively, in the accompanying consolidated statements of income.
CAIPA MSO, LLC
In August 2021, ApolloMed purchased a 30% interest in CAIPA MSO, LLC (“CAIPA MSO”) for $11.7 million. CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d.b.a. Coalition of Asian-American IPA, (“CAIPA”), a leading independent practice association serving the greater New York City area.
ApolloMed accounts for its investment in CAIPA MSO under the equity method of accounting as ApolloMed has the ability to exercise significant influence, but not control over CAIPA MSO’s operations. During the years ended December 31, 2022 and 2021, ApolloMed recorded income from this investment of $0.7 million and $0.3 million, respectively, in the accompanying consolidated statements of income. The investment balance was $12.7 million and $12.0 million as of December 31, 2022 and 2021, respectively.
Investments in privately held entities that do not report net asset value
MediPortal, LLC
In May 2018, APC purchased 270,000 membership interests of MediPortal LLC, a New York limited liability company, for $0.4 million or $1.50 per membership interest, which represented approximately 2.8% ownership interest. In connection with the initial purchase, APC received a five-year warrant to purchase an additional 270,000 membership interests. A five-year option to purchase an additional 380,000 membership interests and a five-year warrant to purchase 480,000 membership interests were contingent upon the portal completion date. However, APC did not exercise the option after completion of the portal. As APC does not have the ability to exercise significant influence, and lacks control over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the years ended December 31, 2022 and 2021, there were no observable price changes to APC’s investment.
AchievaMed

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction, NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investments in privately held entities in the accompanying consolidated balance sheets as of December 31, 2022. As NMM does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. During the years ended December 31, 2022 and 2021, there were no observable price changes to NMM’s investment.
7.    Loan Receivable and Loan Receivable – Related Parties
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
Loan receivable — related party
LaSalle Medical Associates Loan (“LMA Loan”)
LaSalle Medical Associates (“LMA”) issued a promissory note to APC-LSMA for a principal amount of $2.1 million with an August 2023 maturity date. The contractual interest rate on the LMA Loan is 1.0% above the prime rate of interest for commercial customers. APC’s investment in LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC-LSMA in LMA’s IPA line of business (see Note 6 — “Investments in Other Entities — Equity Method”).
AHMC
In October 2020, AHMC Healthcare Inc. (“AHMC”) issued a promissory note to APC for a principal amount of $4.0 million with an April 2022 maturity date. The note was amended in April 2022, to extend the maturity date to April 2023. The contractual interest rate on the AHMC Note is 3.75% per annum. The AHMC Note was entered into using cash strictly related to the Excluded Assets that were generated from the series of transactions with AP-AMH. In June 2022, AHMC paid the outstanding principal and interest amount to APC. One of the Company’s board members is an officer of AHMC.
The Company assessed the outstanding loan receivable and loan receivable — related parties under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, and reassessing any insolvency risk that is identified. If a failure to pay occurs, the Company assesses the terms of the notes and estimates an expected credit loss based on the remittance schedule of the note. No losses were recorded for loan receivable and loan receivable — related parties as of December 31, 2022.
8.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021

Accounts payable and other accruals	$10,473	$5,513
Capitation payable	4,229	2,697
Subcontractor IPA payable	2,415	1,587
Professional fees	2,709	878
Due to related parties	3,304	2,301
Contract liabilities	531	16,798
Accrued compensation	15,301	10,107
Other provider payable	10,600	4,070
Total accounts payable and accrued expenses	$49,562	$43,951
Certain amounts disclosed in prior period notes to consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications were made between accounts payable and other accruals and other provider payable. They had no effect on balance sheet, net income, earnings per share, retained earnings, cash flows or total assets.

9.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Medical liabilities, beginning of year	$55,783	$50,330
Acquired (see Note 3)	2,956	175
Components of medical care costs related to claims incurred:
Current period	646,679	347,720
Prior periods	5,152	553
Total medical care costs	651,831	348,273
Payments for medical care costs related to claims incurred:
Current period	(559,751)	(291,243)
Prior periods	(67,149)	(51,231)
Total paid	(626,900)	(342,474)
Adjustments	583	(521)

Medical liabilities, end of year	$84,253	$55,783

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
10.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	December 31, 2022	December 31, 2021

Revolver Loan	180,000	180,000
Real Estate Loans	23,168	7,396
Construction Loan	4,159	569
Total debt	207,327	187,965

Less: Current portion of debt	(619)	(780)
Less: Unamortized financing costs	(3,319)	(4,268)

Long-term debt	$203,389	$182,917
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of December 31, 2022 and 2021, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2023	$619
2024	4,800
2025	7,184
2026	454
2027	180,472
Thereafter	13,798

Total	$207,327
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
Generally, amounts borrowed under the Amended Credit Agreement bore interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread determined on a quarterly basis or (b) a base rate, plus a spread determined on a quarterly basis. On December 20, 2022, an amendment was made to the Amended Credit Facility, in which all amounts borrowed under the Amended Credit Agreement as of the effective date shall be automatically converted from LIBOR Loans to SOFR Loans with an initial interest period of one month on and as of the amendment effective date. As such, amounts borrowed under the Amended Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of December 31, 2022, the interest rate on the Credit Agreement was 5.92%.
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
MPP
In July 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2022, the principal on the loan is $5.9 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties
In August 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2022, the principal on the loan is $0.6 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
ZLL
In July 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of December 31, 2022, the principal on the loan is $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is not available, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
120 Hellman LLC
On January 25, 2022, 120 Hellman LLC (“120 Hellman”), a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. The loan was used to purchase property in Monterey Park, California. As of December 31, 2022, the principal on the loan was $16.0 million. The variable interest rate is 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If the index is not available, MUFG Union Bank N.A. may designate a substitute index after notifying 120 Hellman. Monthly payments on the principal and interest began on April 1, 2022. Should interest not be paid when due, it shall become part of the principal and bear interest. 120 Hellman must maintain a Cash Flow to Debt Service ratio (defined as net profit after taxes, to which depreciation, amortization and other non-cash items are added divided by the current portion of long-term debt and capital leases) of not less than 1.25 to 1 and 35% or more of the property must also be occupied by APC.
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
On December 22, 2022, the Construction loan was amended to extend the Construction Loan Term to March 1, 2024 and the Permanent Loan Term to March 1, 2034. Under the amended Construction Loan, upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning April 1, 2024. The principal balance will bear interest at the SOFR reference rate. As of December 31, 2022, the likelihood of the construction being completed by the maturity date is remote. The outstanding balance as of December 31, 2022 was $4.2 million and was recorded as long-term debt, net of current portion and deferred financing costs in the accompanying consolidated balance sheets. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
On November 7, 2011, Tag 6 entered into a construction loan agreement with Preferred Bank (“Tag 6 Construction Loan”). On August 31, 2022, APC acquired the remaining 50% interest in Tag 6. As a result, Tag 6 is a 100% owned subsidiary of APC and is included in the consolidated financial statements. On the day of acquisition, the outstanding balance on the loan was $3.4 million with a maturity date of September 7, 2022. On September 6, 2022, APC paid off the outstanding Tag 6 Construction Loan balance of $3.4 million.
Deferred Financing Costs

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
The Company recorded deferred financing costs of $6.5 million related to the issuance of the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related Credit Facility and the costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. As of December 31, 2022 and 2021, unamortized deferred financing costs were $3.3 million and $4.3 million, respectively.
Effective Interest Rate
The Company’s average effective interest rate on its total debt during the years ended December 31, 2022, 2021, and 2020, was 3.22%, 2.06%, and 3.48%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the years ended December 31, 2022, 2021, and 2020, of $0.9 million, $1.2 million, and $1.4 million, respectively.
Lines of Credit
APC Business Loan
In September 2019, the APC Business Loan Agreement with Preferred Bank (the “APC Business Loan Agreement”) was amended to, among other things, decrease loan availability to $4.1 million, limit the purpose of the indebtedness under the APC Business Loan Agreement to the issuance of standby letters of credit, and include as a permitted lien, the security interest in all of its assets that APC granted to NMM under a Security Agreement dated on or about September 11, 2019, securing APC’s obligations to NMM under their management services agreement dated as of July 1, 1999, as amended.
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

11.    Income Taxes
Provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Current
Federal	$30,625	$22,801	$43,572
State	13,141	11,605	19,155
	43,766	34,406	62,727

Deferred
Federal	(8,049)	(3,794)	(4,963)
State	368	(2,158)	(1,657)
	(7,681)	(5,952)	(6,620)

Total provision for income taxes	$36,085	$28,454	$56,107
The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2022, the Company had federal and California net operating loss carryforwards of approximately $123.0 million and $142.1 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2027 through 2042; however, $103.7 million of the federal operating loss do not expire and can be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three years’ period since the last ownership change.
Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022 and 2021, are shown below (in thousands). A valuation allowance of $33.0 million and $22.4 million as of December 31, 2022 and 2021, respectively, has been established against the Company’s deferred tax assets related to loss entities the Company cannot consolidate under the federal consolidation rules, as realization of these assets is uncertain. Valuation allowance increased by $10.6 million in 2022.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	2022	2021
Deferred tax assets
State taxes	$2,848	$2,379
Accrued expenses	670	1,864
Allowance for bad debts	853	153
Investment in other entities	2,145	3,289
Net operating loss carryforward	35,749	28,992
Lease liability	6,470	4,208
Unrealized gain	8,971	3,007
Stock options	1,011	—
Other	692	705
Deferred tax assets before valuation allowance	59,409	44,597
Valuation allowance	(32,986)	(22,351)
Net deferred tax assets	26,423	22,246

Deferred tax liabilities
Property and equipment	(1,840)	(777)
Acquired intangible assets	(21,268)	(23,763)
Stock options	—	(1,641)
Right-of-use assets	(5,632)	(4,117)
Debt issuance cost	(725)	(988)
481(a) adjustment	—	(87)
Deferred tax liabilities	(29,465)	(31,373)

Net deferred liabilities	$(3,042)	$(9,127)

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

	Years ended December 31,
	2022	2021	2020

Tax provision at U.S. federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	7.2	7.8	7.7
Non-deductible permanent items	0.6	3.7	0.3
Variable interest entities	(1.1)	(1.3)	(0.2)
Stock-based compensation	(0.3)	(1.0)	0.3
Change in valuation allowance	11.7	8.9	3.2
Investment basis adjustment	1.2	(2.1)	—
Other	1.4	—	(1.0)

Effective income tax rate	41.7%	36.9%	31.3%
The Company’s effective tax rate is different from the federal statutory rate of 21% due primarily to state taxes, change in valuation allowance, and permanent adjustments. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, permits net operating loss carryovers and carrybacks and modifications on the limitation of business interests. As of December 31, 2022, the Company does not expect the CARES Act to result in any material impact on the Company’s effective tax rate.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2022 and 2021, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax, as well as income tax in California. The Company’s and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through December 31, 2021 and for the years ended December 31, 2019 through December 31, 2021, respectively. The Company does not anticipate material unrecognized tax benefits within the next 12 months.
12.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature (see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies”) of APC’s shares of common stock is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of December 31, 2022, 2021 and 2020.
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
•ApolloMed issued to former NMM Shareholders each former NMM Shareholder’s pro rata portion of (i) warrants to purchase an aggregate of 850,000 shares of common stock of ApolloMed, exercisable at $11.00 per share, and (ii) warrants to purchase an aggregate of 900,000 shares of common stock of ApolloMed, exercisable at $10.00 per share; and

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
•ApolloMed held back an aggregate of 3,039,749 shares of common stock issuable to former NMM Shareholders, representing 10% of the total number of shares of ApolloMed common stock issuable to former NMM Shareholders, to secure indemnification rights of AMEH and its affiliates under the Merger Agreement (the “Holdback Shares”). The Holdback Shares were issued and outstanding as of December 31, 2022. The first tranche of 1,519,805 shares were issued in December 2018, and the remaining 1,511,380 were issued in December 2019, net of shares repurchase.
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
As of December 31, 2022, 140,954 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the Merger Agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.
Dividends
During the years ended December 31, 2022, 2021, and 2020, NMM did not pay any dividends.
During the years ended December 31, 2022, 2021, and 2020, APC declared dividends of $37.9 million, $29.9 million and $136.6 million, respectively.
During the years ended December 31, 2022, 2021, and 2020, CDSC paid distributions of $3.5 million, $1.5 million and $2.1 million, respectively.
Treasury Stock
APC owned 10,299,259 shares of ApolloMed’s common stock as of December 31, 2022, and 10,925,702 shares of ApolloMed’s common stock as of December 31, 2021. While such shares of ApolloMed’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the consolidated financial statements.

13.     Stock-Based Compensation
Equity Incentive Plans
In connection with the 2017 Merger, the Company assumed ApolloMed’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which 500,000 shares of the Company’s common stock were reserved for issuance thereunder. The Company issues new shares to satisfy stock option and warrant exercises under the 2013 Plan. As of December 31, 2022, there were no shares available for future grants under the 2013 Plan.
In connection with the 2017 Merger, the Company assumed ApolloMed’s 2015 Equity Incentive Plan (the “2015 Plan”), pursuant to which 1,500,000 shares of the Company’s common stock were reserved for issuance thereunder. In addition, shares that are subject to outstanding grants under the Company’s 2013 Plan, but that ordinarily would have been restored to such

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
plans reserve due to award forfeitures and terminations, were rolled into and become available for awards under the 2015 Plan. The 2015 Plan provides for awards, including incentive stock options, non-qualified options, restricted common stock, and stock appreciation rights. The 2015 Plan was approved by ApolloMed’s stockholders at ApolloMed’s 2016 annual meeting of stockholders that was held in September 2016. As of December 31, 2022, 2021, and 2020, there were approximately 1.1 million, 1.7 million and 0.1 million shares available for future grants under the 2015 Plan, respectively.
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans in 2022, 2021, and 2020, and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying consolidated statements of income recognized (in thousands):

	Years ended December 31,
	2022	2021	2020
Stock options	$3,792	$2,480	$1,763
Restricted stock awards	12,309	4,265	1,620
Total share-based compensation expense	$16,101	$6,745	$3,383
Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2022 was $24.8 million and is expected to be recognized over a weighted-average period of 2.3 years.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Options outstanding at January 1, 2022	813,965	$22.74	3.20	$41.6
Options granted	87,488	51.21	—	—
Options exercised	(41,603)	17.81	—	1.0
Options canceled, forfeited or expired	—	—	—	—
Options outstanding at December 31, 2022	859,850	$25.88	2.19	$10.3

Options exercisable at December 31, 2022	734,027	$17.32	1.69	$10.0
During the years ended December 31, 2022 and 2021, stock options were exercised for 41,603 and 40,000 shares, respectively, of the Company’s common stock, which resulted in proceeds of approximately $0.7 million and $0.2 million, respectively. The exercise prices ranged from $15.35 to $23.24 per share for the exercises during the year ended December 31, 2022 and $5.20 per share for the exercises during the year ended December 31, 2021. During the year ended December 31, 2022, no stock options were exercised pursuant the cashless exercise provision. The total intrinsic value of stock options exercised was $1.0 million, $2.8 million, and $1.8 million during the years ended December 31, 2022, 2021, and 2020, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price.
During the year ended December 31, 2022, the Company granted 0.1 million stock options to certain ApolloMed employees and board members with exercise price ranging from $41.59-$53.01. The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021, and 2020, was $22.32, $32.63, and $9.89, respectively. The options granted during the year ended December 31, 2022 were recognized at fair value, as determined using the Black-Scholes option pricing model as follows:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

December 31, 2022
Expected term	1.50 years - 2.25 years
Expected volatility	71.47% - 82.05%
Risk-free interest rate	1.02% - 2.47%
Market value of common stock	$17.47-$23.42
Restricted Stock Awards
The Company’s unvested restricted stock award activity for the year ended December 31, 2022 consisted of the following:

	Restricted Stock Awards		Performance Based Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2022	541,507	$37.84	$—	$0.00
Granted	253,429	41.07	327,552	42.12
Vested	(244,475)	35.28	(29,289)	50.69
Forfeited	(10,829)	33.42	(8,628)	45.80

Unvested as of December 31, 2022	539,632	$72.58	289,635	$41.14
The Company grants restricted stock awards to employees and executives, which are earned based on service conditions. The awards will vest over a period of five months to four years in accordance with the terms of those plans. The grant date fair value of the restricted stock awards is that day’s closing market price of the Company’s common stock. During the year ended December 31, 2022, the Company granted restricted stock awards for employees totaling 580,981 shares, including 327,552 shares of restricted stock with performance conditions, with a weighted-average grant-date fair value of $41.66. Shares of restricted stock with performance conditions are recognized to the extent the performance conditions are probable of being achieved. The weighted-average grant-date fair value of restricted stock awards granted during the years ended December 31, 2021, and 2020 was $50.73 and $17.56, respectively. The total fair value of restricted stock awards, as of their respective vesting dates during the years ended December 31, 2022, 2021, and 2020, were $10.8 million, $1.1 million, and $1.4 million, respectively.
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
The Company’s warrants activity consisted of the following:

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Warrants outstanding at January 1, 2022	1,001,740	$10.49	0.94	63.1
Warrants granted	—	—	—	—
Warrants exercised	(947,174)	10.49	—	21.1
Warrants forfeited	(54,566)	10.49	—	—

Warrants outstanding at December 31, 2022	—	$—	—	$—
During the years ended December 31, 2022 and 2021, common stock warrants were exercised for 0.9 million and 0.9 million shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $9.0 million and $8.8 million, respectively. Of the 0.9 million warrants exercised during the year ended December 31, 2022, 0.1 million of the common stock warrants were exercised by APC and are treated as treasury shares (see Note 12 — “Mezzanine and Stockholders’ Equity”). The exercise price ranged from $10.00 to $11.00 and $9.00 to $11.00 per share during years ended December 31, 2022 and 2021, respectively.

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
As a risk-bearing organization, the Company is required to follow regulations of the Department of Managed Health Care (“DMHC”). The Company must comply with a minimum working capital requirement, tangible net equity (“TNE”) requirement, cash-to-claims ratio, and claims payment requirements prescribed by the DMHC. TNE is defined as net assets less intangibles, less non-allowable assets (which include amounts due from affiliates), plus subordinated obligations. At December 31, 2022 and 2021, the consolidated IPAs were in compliance with these regulations.
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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank for a total of $21.1 million for the benefit of CMS (see Note 10 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
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
Our contracted physicians are required to carry first dollar coverage with limits of liability equal to not less than to $1.0 million for claims based on occurrence up to an aggregate of $3.0 million per year. Our IPAs purchase stop-loss insurance, which will reimburse them for claims from service providers on a per enrollee basis. The specific retention amount per enrollee per policy period is $45,000 to $100,000 for professional coverage.
Although the Company currently maintains liability insurance policies on a claims-made basis, which are intended to cover malpractice liability and certain other claims, the coverage must be renewed annually, and may not continue to be available to the Company in future years at acceptable costs, and on favorable terms.
15.    Related-Party Transactions
During the years ended December 31, 2022, 2021, and 2020, NMM recognized approximately $21.2 million, $18.7 million, and $16.9 million, respectively, in management fees, of which from LMA. LMA is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities”).
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the years ended December 31, 2022, 2021, and 2020, APC paid approximately $2.7 million, $2.4 million, and $2.2 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities”).
During the years ended December 31, 2022, 2021, and 2020, APC paid approximately $0.6 million, $0.7 million, and $0.5 million, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the years ended December 31, 2022, 2021, and 2020, APC paid approximately $0.6 million, $2.0 million, and $0.3 million respectively, to Fulgent Genetics, Inc. for services as a provider. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the years ended December 31, 2022 and 2021, APC paid approximately $15.4 million and $15.4 million, respectively, to Arroyo Vista Family Health Center (“Arroyo Vista”) for services as a provider. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
During the years ended December 31, 2022, 2021, and 2020, the Company paid approximately $0.4 million, $0.3 million, and $0.2 million, respectively, to a board member of NMM for services as a provider.
During the years ended December 31, 2022, 2021, and 2020, the Company paid approximately $1.9 million, $1.3 million, and $1.2 million, respectively, to Sunny Village Care Center for services as a provider. Sunny Village Care Center shares common ownership with certain ApolloMed officers and board members of APC.
During the years ended December 31, 2022, 2021, and 2020, the Company paid approximately $0.2 million, $20,000, and $51,000, respectively, to an ApolloMed officer, who is an APC shareholder, for APC dividends.
During the years ended December 31, 2022, 2021, and 2020, NMM paid approximately $1.4 million, $1.3 million, and $1.4 million respectively, to One MSO, Inc. for an office lease which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities”).

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
During the years ended December 31, 2022 and 2021, Advanced Diagnostic and Surgical Center paid approximately $0.6 million and $0.6 million, respectively, to MPP for rent. In December 2020, MPP was consolidated by APC. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the year ended December 31, 2022, Sunny Village Care Center paid approximately $0.3 million to Tag 6 for rent. Tag 6 was consolidated by APC in August 2022. Sunny Village Care Center shares common ownership with certain ApolloMed officers and board members of APC.
During the year ended December 31, 2022, APC paid $9.3 million, to purchase ApolloMed’s stock from a board member.
During the year ended December 31, 2022, APC paid $4.9 million and $4.1 million, respectively, for the remaining 50% interest of Tag 6 and Tag 8. The sellers included certain ApolloMed officers and APC board of directors.
The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income received related to, AHMC, HSMSO, and Aurion (in thousands):

	Years ended December 31,
	2022	2021
AHMC – Risk pool, capitation, claims payment	$34,587	$46,908
HSMSO – Management fees, net	(465)	(629)
Aurion – Management fees	(300)	(302)

Receipts, net	$33,822	$45,977
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. During the years ended December 31, 2022, 2021, and 2020, the Company has recognized risk pool revenue under this agreement of $50.5 million, $60.1 million, and $42.6 million, respectively, of which $58.7 million and $58.4 million, remained outstanding as of December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022, 2021, and 2020, APC paid an aggregate of approximately $40.0 million, $34.8 million, and $33.1 million, respectively, to board members for provider services and dividends which included approximately $7.6 million, $8.5 million, and $9.0 million, respectively, to board members who are also officers of APC.
During the years ended December 31, 2022, 2021, and 2020, NMM paid approximately $0, $44,000, and $0.1 million to an ApolloMed board member for consulting services.
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
For equity method investments, loans receivable and line of credits from related parties, see Note 6 — “Investments in Other Entities,” and Note 7 — “Loans Receivable — Related Parties,” respectively.
16.    Employee Benefit Plan
NMM has a qualified 401(k) plan that covers substantially all employees who have completed at least six months of service and meet minimum age requirements. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Participants become fully vested after six years of service. NMM matches a portion of the participants’ contributions. NMM’s matching contributions for the years ended December 31, 2022 and 2021 were approximately $0.5 million and $0.4 million.
17.    Earnings Per Share

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2022, 2021, and 2020, APC held 10,299,259, 10,925,702 and 12,323,164 shares of ApolloMed's common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
For the years ended December 31, 2022, 2021, and 2020, restricted stock of 133,480, 9,137, and 212,276, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.
For the year ended December 31, 2022, 245,478 of restricted stock with performance conditions were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of December 31, 2022.
Below is a summary of the earnings per share computations:

	Years ended December 31,
	2022	2021	2020

Earnings per share – basic	$1.09	$1.69	$1.04
Earnings per share – diluted	$1.08	$1.63	$1.01
Weighted-average shares of common stock outstanding – basic	44,971,143	43,828,664	36,527,672
Weighted-average shares of common stock outstanding – diluted	45,602,415	45,403,085	37,448,430
Below is a summary of the shares included in the diluted earnings per share computations:

	Years ended December 31,
	2022	2021	2020

Weighted-average shares of common stock outstanding – basic	44,971,143	43,828,664	36,527,672
Stock options	439,309	495,618	182,999
Warrants	—	819,151	717,029
Restricted stock awards	161,648	259,652	20,730
Contingently issuable shares	30,315	—	—
Weighted-average shares of common stock outstanding – diluted	45,602,415	45,403,085	37,448,430

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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements
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

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2022	2021

Assets

Current assets
Cash and cash equivalents	$97,669	$161,762
Investment in marketable securities	4,543	49,066
Receivables, net	11,503	7,251
Receivables, net – related party	62,190	62,180
Income taxes receivable	—	1,342
Other receivables	1,236	1,833
Prepaid expenses and other current assets	9,289	11,734
Loans receivable	22	—
Loans receivable — related parties	2,125	4,000
Amounts due from affiliates*	30,340	6,598

Total current assets	218,917	305,766

Non-current assets
Land, property and equipment, net	106,486	49,547
Intangible assets, net	53,964	58,282
Goodwill	118,161	109,656
Loans receivable – related parties	—	89
Investments in other entities – equity method	27,561	41,715
Investment in a privately held entity	405	405
Investment in affiliates*	304,755	802,821
Operating lease right-of-use assets	6,503	4,953
Other assets	4,169	3,219

Total non-current assets	622,004	1,070,687

Total assets	$840,921	$1,376,453

Current liabilities
Accounts payable and accrued expenses	$23,632	$11,591
Fiduciary accounts payable	7,853	10,534
Medical liabilities	48,100	44,000
Income taxes payable	1,083	—
Dividend payable	638	556
Finance lease liabilities	594	110
Operating lease liabilities	1,800	1,250
Current portion of long-term debt	619	780

Total current liabilities	84,319	68,821

Non-current liabilities
Deferred tax liability	1,465	1,982
Finance lease liabilities, net of current portion	1,275	193
Operating lease liabilities, net of current portion	7,484	3,950
Long-term debt, net of current portion	26,645	7,114

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Other long-term liabilities	8,542	9,614

Total non-current liabilities	45,411	22,853

Total liabilities	$129,730	$91,674
* Investment in affiliates include APC’s investment in ApolloMed, which is reflected as treasury shares and eliminated upon consolidation. Amounts due from affiliates are receivables with ApolloMed’s subsidiaries and consolidated VIEs. As a result, these balances are eliminated upon consolidation and are not reflected on ApolloMed’s consolidated balance sheets as of December 31, 2022 and 2021.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

19.     Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms ranging from one month to thirteen years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. As of December 31, 2022 and 2021, assets recorded under finance leases were $1.8 million and $1.3 million, respectively, and accumulated depreciation associated with finance leases was $1.0 million and $0.6 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
The components of lease expense were as follows (in thousands):

	December 31, 2022	December 31, 2021

Operating lease cost	$6,622	$6,025

Finance lease cost
Amortization of lease expense	564	208
Interest on lease liabilities	70	26

Sublease income	(649)	(852)

Total lease cost	$6,607	$5,407

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

Other information related to leases was as follows:

	December 31, 2022	December 31, 2021
Supplemental Cash Flows Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,781	$6,083
Operating cash flows from finance leases	70	26
Financing cash flows from finance leases	564	208

Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	576	—

	December 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term

Operating leases	6.66 years	6.27 years
Finance leases	3.41 years	3.26 years

Weighted-Average Discount Rate

Operating leases	5.50%	6.10%
Finance leases	4.92%	4.53%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2023	$4,786	$673
2024	4,415	607
2025	4,051	444
2026	3,767	190
2027	3,099	132
Thereafter	8,407	—

Total future minimum lease payments	28,525	2,046
Less: imputed interest	5,038	177
Total lease obligations	23,487	1,869
Less: current portion	3,572	594
Long-term lease obligations	$19,915	$1,275
As of December 31, 2022, the Company does not have additional operating or finance leases that have not yet commenced.

Apollo Medical Holdings, Inc.
Notes to Consolidated Financial Statements

20.    Subsequent Events
ApolloMed purchase of APC-LSMA’s entities
On February 23, 2023, AP-AMH 2, a VIE of ApolloMed, purchased 100% of the equity interest in each of AMG, a Professional Medical Corporation, 1 World Medicine Urgent Care Corporation, and Eleanor Leung, M.D., a Professional Medical Corporation from APC-LSMA, a VIE of APC. As a result of the purchase, these entities will become consolidated entities of AP-AMH 2.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young, LLP, audited our consolidated financial statements for the fiscal year ended December 31, 2022 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included below in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Apollo Medical Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apollo Medical Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Apollo Medical Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, mezzanine and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2023

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.

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

4.10	Description of Registered Securities (incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed on March 16, 2020).

Exhibit No.	Description
10.1	2010 Equity Incentive Plan of the Company (incorporated herein by reference to Appendix A to Schedule 14C Information Statement filed on August 17, 2010).

10.2	2013 Equity Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on May 8, 2014).

10.3	2015 Equity Incentive Plan of the Company. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

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

10.53
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

Exhibit No.	Description

10.54+
Employment Agreement, dated April 12, 2022, between Network Medical Management, Inc. and Chandan Basho (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.55
First Amendment to Amended and Restated Credit Agreement dated as of December 20,2022, by and among Apollo Medical Holdings Inc., as Borrower, the Lenders from time to time party thereto, and Truist Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.

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

APOLLO MEDICAL HOLDINGS, INC.

Date: March 1, 2023	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H.
Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: March 1, 2023	By:	/s/ Brandon Sim
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

	SIGNATURE	TITLE	DATE

By:	/s/ Thomas Lam	Co-Chief Executive Officer (Principal Executive Officer), President, and Director	March 1, 2023
Thomas Lam, M.D., M.P.H.

By:	/s/ Brandon Sim	Co-Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Brandon Sim

By:	/s/ Chandan Basho	Interim Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Chandan Basho

By:	/s/ John Vong	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
John Vong

By:	/s/ Kenneth Sim	Executive Chairman, Director	March 1, 2023
Kenneth Sim, M.D

By:	/s/ Ernest Bates	Director	March 1, 2023
Ernest Bates, M.D.

By:	/s/ John Chiang	Director	March 1, 2023
John Chiang

By:	/s/ Weili Dai	Director	March 1, 2023
Weili Dai

By:	/s/ J. Lorraine Estradas	Director	March 1, 2023
J. Lorraine Estradas

By:	/s/ Mitchell Kitayama	Director	March 1, 2023
Mitchell Kitayama

By:	/s/ Linda Marsh	Director	March 1, 2023
Linda Marsh

By:	/s/ Matthew Mazdyasni	Director	March 1, 2023
Matthew Mazdyasni

By:	/s/ David Schmidt	Director	March 1, 2023
David Schmidt