Form 10-Q
period 2023-03-31
Apollo Medical Holdings, Inc.
filed 2023-05-10
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 2, 2023, there were 57,547,215 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

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
The Centers for Medicare & Medicaid Services (“CMS”) have not reviewed any statements contained in this Report, including statements describing the participation of APA ACO, Inc. (“APAACO”) in the Global and Professional Direct Contracting Model or the ACO Realizing Equity, Access, and Community Health Model.
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
NOTE ABOUT FORWARD-LOOKING STATEMENTS
    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions, any projections of earnings, revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA, or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements regarding the outlook on the GPDC Model, ACO REACH Model, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.
    Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$274,613	$288,027
Investments in marketable securities	4,114	5,567
Receivables, net	79,003	52,629
Receivables, net – related parties	74,877	65,147
Income taxes receivable	9	4,015
Other receivables	1,929	1,834
Prepaid expenses and other current assets	22,170	14,798
Loans receivable	973	996
Loan receivable – related party	—	2,125

Total current assets	457,688	435,138

Non-current assets
Land, property, and equipment, net	113,361	108,536
Intangible assets, net	77,675	76,861
Goodwill	276,028	275,675
Investments in other entities – equity method	43,108	40,299
Investments in privately held entities	896	896
Operating lease right-of-use assets	18,431	20,444
Other assets	5,441	6,056

Total non-current assets	534,940	528,767

Total assets(1)	$992,628	$963,905

Liabilities, mezzanine equity and equity

Current liabilities

Accounts payable and accrued expenses	$49,486	$49,562
Fiduciary accounts payable	8,976	8,065
Medical liabilities	101,394	84,253
Dividend payable	664	664
Finance lease liabilities	579	594
Operating lease liabilities	3,234	3,572
Current portion of long-term debt	621	619

	March 31, 2023	December 31, 2022
	(Unaudited)
Total current liabilities	164,954	147,329

Non-current liabilities
Deferred tax liability	3,695	3,042
Finance lease liabilities, net of current portion	1,136	1,275
Operating lease liabilities, net of current portion	18,164	19,915
Long-term debt, net of current portion and deferred financing costs	204,944	203,389
Other long-term liabilities	21,806	20,260

Total non-current liabilities	249,745	247,881

Total liabilities(1)	414,699	395,210

Commitments and contingencies (Note 12)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation	14,729	13,682

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 46,488,443 and 46,575,699 shares issued and outstanding, excluding 10,569,340 and 10,299,259 treasury shares, as of March 31, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	352,697	360,097
Retained earnings	207,300	192,678
Total stockholders’ equity	560,044	552,822

Non-controlling interest	3,156	2,191

Total equity	563,200	555,013

Total liabilities, mezzanine equity and equity	$992,628	$963,905
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1)The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $519.9 million and $505.8 million as of March 31, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $131.8 million and $129.7 million as of March 31, 2023 and December 31, 2022, respectively. The VIE balances do not include $375.6 million of investment in affiliates and $34.0 million of amounts due from affiliates as of March 31, 2023 and $304.8 million of investment in affiliates and $30.3 million of amounts due from affiliates as of December 31, 2022 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue
Capitation, net	$300,204	$222,060
Risk pool settlements and incentives	13,462	18,075
Management fee income	9,896	10,473
Fee-for-service, net	12,062	11,095
Other income	1,620	1,555

Total revenue	337,244	263,258

Operating expenses
Cost of services, excluding depreciation and amortization	289,397	220,730
General and administrative expenses	21,182	11,943
Depreciation and amortization	4,292	4,374

Total expenses	314,871	237,047

Income from operations	22,373	26,211

Other (expense) income
Income from equity method investments	2,484	1,433
Interest expense	(3,269)	(1,073)
Interest income	3,009	46
Unrealized loss on investments	(6,392)	(8,962)
Other income	1,204	613

Total other expense, net	(2,964)	(7,943)

Income before provision for income taxes	19,409	18,268

Provision for income taxes	5,102	6,195

Net income	14,307	12,073

Net loss attributable to non-controlling interest	(315)	(2,191)

Net income attributable to Apollo Medical Holdings, Inc.	$14,622	$14,264

Earnings per share – basic	$0.31	$0.32

Earnings per share – diluted	$0.31	$0.31
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2023	$13,682	46,575,699	$47	$360,097	$192,678	$2,191	$555,013
Net (loss) income	(1,400)	—	—	—	14,622	1,085	15,707
Shares issued for vesting of restricted stock awards	—	57,825	—	(109)	—	—	(109)
Shares issued for exercise of options and warrants	—	125,000	—	1,250	—	—	1,250
Purchase of treasury shares	—	(270,081)	—	(9,539)	—	—	(9,539)
Share-based compensation	—	—	—	3,445	—	—	3,445
Dividends	—	—	—	—	—	(120)	(120)
Transfer of common control entities	2,447	—	—	(2,447)	—	—	(2,447)
Balance at March 31, 2023	$14,729	46,488,443	$47	$352,697	$207,300	$3,156	$563,200

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2022	$55,510	44,630,873	$45	$310,876	$143,629	$5,940	$460,490
Net (loss) income	(3,129)	—	—	—	14,264	938	15,202
Purchase of non-controlling interest	—	—	—	—	—	(200)	(200)
Sale of non-controlling interest	—	—	—	—	—	36	36
Share buy back	(230)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	81,779	—	—	—	—	—
Shares issued for exercise of options and warrants	—	124,735	—	1,573	—	—	1,573
Share-based compensation	—	—	—	3,055	—	—	3,055
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Dividends	—	—	—	—	—	(1,178)	(1,178)
Balance at March 31, 2022	$52,151	44,845,059	$45	$316,047	$157,893	$5,536	$479,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$14,307	$12,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,292	4,374
Amortization of debt issuance cost	237	237
Share-based compensation	3,445	3,055
Unrealized loss on investments	5,755	10,556
Income from equity method investments	(2,484)	(1,433)
Unrealized loss (gain) on interest rate swaps	637	(1,593)
Deferred tax	790	1,985
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(26,373)	(44,673)
Receivables, net – related parties	(9,730)	(6,865)
Other receivables	(94)	(3,613)
Prepaid expenses and other current assets	(506)	4,171
Right-of-use assets	2,013	672
Other assets	(23)	2,016
Accounts payable and accrued expenses	(4,517)	3,735
Fiduciary accounts payable	911	(4,229)
Medical liabilities	17,141	39,974
Income taxes payable	4,007	4,241
Operating lease liabilities	(2,088)	(645)
Net cash provided by operating activities	7,720	24,038

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	—	(999)
Proceeds from repayment of loans receivable – related parties	2,141	19
Purchase of marketable securities	(1,000)	(21)
Purchase of investment – equity method	(325)	—
Purchases of property and equipment	(6,027)	(17,489)
Deposit for purchase of property	(8,824)	—
Distribution from investment - equity method	—	200
Contribution to investment - equity method	—	(1,435)
Net cash used in investing activities	(14,035)	(19,725)

Cash flows from financing activities
Dividends paid	(120)	(1,178)
Repayment of long-term debt	(153)	(52)
Payment of finance lease obligations	(154)	(141)
Proceeds from the exercise of stock options and warrants	1,250	1,573
Repurchase of shares	—	(230)
Repurchase of treasury shares	(9,539)	—
Proceeds from sale of non-controlling interest	—	38

	Three Months Ended March 31,
	2023	2022
Purchase of non-controlling interest	—	(200)
Borrowings on loans	1,617	722
Net cash (used in) provided by financing activities	(7,099)	532

Net (decrease) increase in cash and cash equivalents	(13,414)	4,845

Cash and cash equivalents beginning of period	288,027	233,097

Cash and cash equivalents end of period	$274,613	$237,942

Supplementary disclosures of cash flow information
Cash paid for interest	2,991	845

Supplemental disclosures of non-cash investing and financing activities
Non-cash business acquisition	$3,844	$—
Fixed asset obtained in exchange for finance lease liabilities	$—	$398
Common stock issued in business combination	$—	$1,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Description of Business
Overview
Apollo Medical Holdings, Inc. (“ApolloMed”) is a leading physician-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, ApolloMed operates an integrated healthcare delivery platform that enables providers to participate successfully in value-based care arrangements, thus empowering them to deliver high-quality care to patients in a cost-effective manner. ApolloMed was merged with Network Medical Management (“NMM”) in December 2017 (the “2017 Merger”). As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed, and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and maintain control of the board of directors. Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to ApolloMed and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Headquartered in Alhambra, California, ApolloMed’s subsidiaries and VIEs include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), an accountable care organization (“ACO”) participating in the ACO Realizing Equity, Access, and Community Health (“ACO REACH”) model, and clinical operations. Together, ApolloMed provides value-based care enablement services and care delivery with our consolidated care partners. The Company provides care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. The Company’s physician network consists of primary care physicians, specialist physicians, and hospitalists.
The Company’s reportable segments changed from one to three in the first quarter of 2023 as a result of certain changes to the information regularly provided to the Company’s chief operating decision makers (“CODMs”) when reviewing the Company’s performance as well as an effort to provide additional transparency to investors and other financial statement users. The three segments are as follows:
Care Enablement
Our Care Enablement segment is an integrated, end-to-end clinical and administrative platform, powered by our proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services in order to enable success in the delivery of high-quality, value-based care for providers and payers. We provide solutions to providers, including independent physicians, provider and medical groups, and accountable care organizations, and payers, including health plans and other risk-bearing organizations. Our platform meets providers and payers where they are, with a wide spectrum of solutions across the total cost of care risk spectrum, ranging from solutions for fee-for-service entities to global risk-bearing entities, and across patient type, including Medicare, Medicaid, commercial, and exchange-insured patients. This segment includes our wholly owned subsidiaries which operate as management services organizations, NMM and Apollo Medical Management (“AMM”), which enter into long-term management and/or administrative services agreements with providers and payers. By leveraging our care enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.
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
Care Partners
Our Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners with a shared vision for coordinated care delivery. By leveraging our unique care enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, we are able to organize partnered providers into successful multi-payer risk-bearing organizations which take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare, Medicaid, commercial, and exchange. Through our network of IPAs, ACOs, and Restricted Knox-Keen licensed health plan, our healthcare delivery entities are responsible for coordinating and delivering high quality care to our patients.

Our consolidated IPAs consist of the following: (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc. (“Alpha Care”), (iii) Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), (iv) Jade Health Care Medical Group, Inc. (“Jade”), (v) Access Primary Care Medical Group (“APCMG”), and (vi) All American Medical Group (“AAMG”). The Company’s ACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.
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
APC’s ownership in ApolloMed was 18.06% as of March 31, 2023 and 18.12% as of December 31, 2022.
APC-LSMA Designated Shareholder Medical Corporation (“APC-LSMA”) was formed in October 2012 as a designated shareholder professional corporation. Dr. Thomas Lam, a stockholder and the Chief Executive Officer and Chief Financial Officer of APC and Co-Chief Executive Officer of ApolloMed, is a nominee shareholder of APC-LSMA. APC makes all investment decisions on behalf of APC-LSMA, funds all investments and receives all distributions from the investments. APC has the obligation to absorb losses and the right to receive benefits from all investments made by APC-LSMA. APC-LSMA’s sole function is to act as the nominee shareholder for APC in other California medical professional corporations. Therefore, APC-LSMA is controlled and consolidated by APC as the primary beneficiary of this VIE. The only activity of APC-LSMA is to hold the investments in medical corporations, including the IPA lines of business of LaSalle Medical Associates (“LMA”), Pacific Medical Imaging and Oncology Center, Inc. (“PMIOC”), Diagnostic Medical Group of Southern California (“DMG”), and AHMC International Cancer Center, a Medical Corporation (“ICC”). APC-LSMA also holds a 100% ownership interest in Maverick Medical Group, Inc. (“MMG”), Alpha Care, and Accountable Health Care.
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
Accountable Health Care is a California-based IPA that has served the local community in the greater Los Angeles County area through a network of physicians and healthcare providers for more than 20 years. Accountable Health Care provides quality healthcare services to its members through four federally qualified health plans and multiple product lines, including Medi-Cal, Commercial, and Medicare.
In July 2021, AP-AMH 2, a VIE of the Company, purchased an 80% equity interest (on a fully diluted basis) in Access Primary Care Medical Group (“APCMG”), a primary care physicians’ group focused on providing high-quality care to patients in the northern California cities of Daly City and San Francisco. As a result, APCMG is consolidated by the Company. As part of the transaction, the Company may pay APCMG additional consideration contingent on APCMG’s financial performance for fiscal year 2022 (“APCMG contingent consideration”). The APCMG contingent consideration will be met if gross revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) targets exceed a threshold for fiscal year 2022. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of gross revenue and EBITDA and assigned probabilities to each such scenario in determining fair value. As of March 31, 2023, the contingent consideration is valued at $1.0 million and was included within accounts payable and accrued expenses in the accompanying consolidated balance sheets.
On April 19, 2022, the AP-AMH 2 acquired 100% of the capital stock of Jade (see Note 3 — “Business Combinations and Goodwill”). Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.
On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG (see Note 3 — “Business Combinations and Goodwill”). AAMG is an IPA operating in Northern California. The purchase price consists of cash funded upon close of the transaction and additional cash and stock consideration contingent on AAMG meeting financial metrics for fiscal years 2023 and 2024.

APAACO began participating in the Next Generation Accountable Care Organization (“NGACO”) Model of CMS in January 2017. The NGACO Model was a CMS program that allowed provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model. With the termination of the NGACO Model on December 31, 2021, APAACO applied, and was selected by CMS to participate as a Direct Contracting Entity (“DCE”) in the standard track of CMS’s GPDC Model for Performance Year 2022 (“PY22”), beginning January 1, 2022. CMS has since redesigned the GPDC Model in response to the current Administration’s health care priorities, including their commitment to advancing health equity, stakeholder feedback, and participant experience, and renamed the GPDC Model to ACO Realizing Equity, Access, and Community Health (“ACO REACH”) Model. The ACO REACH Model began participation on January 1, 2023.
Care Delivery
Our Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. Our care delivery organization includes primary care, multi-specialty care, and ancillary care services. This segment includes our primary care clinics, operating under the AMG, a Professional Medical Corporation (“AMG”) and Valley Oaks Medical Group (“VOMG”) brands, our multi-specialty care clinics and medical groups, operating under the ApolloMed Hospitalists, a Medical Corporation (“AMH”), Southern California Heart Centers, a Medical Corporation (“SCHC”), and AllCare Women’s Health brands, and our ancillary service providers, operating under the 1 World Medicine Urgent Care Corporation (“1 World”), DMG, Concourse Diagnostic Surgery Center, LLC (“CDSC”), and Sun Clinical Laboratories (“Sun Labs”) brands.
AMG is a network of family practice clinics operating out of three main locations in Southern California. AMG provides professional and post-acute care services to Medicare, Medi-Cal/Medicaid, and commercial patients through its network of doctors and nurse practitioners. On February 23, 2023, AP-AMH 2 purchased 100% of the shares of capital stock of AMG from APC-LSMA.
AMH, a consolidated VIE of AMM, provides hospitalist, intensivist, and physician advisory services. SCHC, a consolidated VIE of AMM, is a specialty clinic that focuses on cardiac care and diagnostic testing.
CDSC was formed in March 2010 in the state of California. CDSC is an ambulatory surgery center in City of Industry, California, organized by a group of highly qualified physicians, which utilizes some of the most advanced equipment in the eastern part of Los Angeles County and the San Gabriel Valley. The facility is Medicare-certified and accredited by the Accreditation Association for Ambulatory Healthcare. As of March 31, 2023, APC owned 44.00% of CDSC’s capital stock. In accordance with relevant accounting guidance, CDSC is determined to be a VIE of APC and is consolidated by APC.
AP-AMH 2 purchased a 100% equity interest in 1 World and Eleanor Leung M.D., a Professional Medical Corporation from APC-LSMA. As a result of these purchases, these entities are consolidated entities of AP-AMH 2. 1 World is an urgent care center and Eleanor Leung M.D. provides specialized care for women’s health operating as AllCare Women’s Health.
DMG is a professional medical California corporation and a complete outpatient imaging center. APC accounted for its 40% investment in DMG under the equity method of accounting. In October 2021, DMG entered into an administrative services agreement with a subsidiary of the Company, causing the Company to reevaluate the accounting for the Company’s investment in DMG. Based on the reevaluation and in accordance with relevant accounting guidance, DMG is determined to be a VIE of the Company and is consolidated by the Company. In addition, APC-LSMA is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $8.5 million as of March 31, 2023. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Labs for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company. The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $7.3 million and $5.8 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, the change in the fair value of this obligation is $1.4 million and is presented in unrealized loss on investments in the accompanying consolidated statement of income. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.

On October 14, 2022, a sole equity holder acquired 100% of the equity interest in Valley Oaks Medical Group (“VOMG”). Under the terms of the Physician Equity Holder Agreement (the “Equity Agreement”) between ApolloMed and the equity holder, ApolloMed may designate a third party who is permitted under Nevada law to be an owner or equity holder of VOMG with the right (the “Acquisition Right”) (a) to acquire equity holder’s equity interest or (b) to acquire from VOMG. The Acquisition Right shall be exercisable by ApolloMed and equity holder shall be obligated to assign and transfer the equity interest or to cause VOMG to issue new equity interests (as applicable) to ApolloMed. As a result of the arrangement and in accordance with relevant accounting guidance, VOMG is determined to be a VIE of ApolloMed and is consolidated by the Company (see Note 3 — “Business Combinations and Goodwill”). VOMG owns nine primary care clinics consisting of seven in Nevada and two in Texas. The purchase price consists of cash funded upon close of the transaction and additional cash consideration contingent on VOMG meeting financial metrics for fiscal years 2023 and 2024.
Our other affiliates are not included as a reportable segment and primarily consist of real estate operations.
APC owns a 100% equity interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), and ZLL Partners, LLC (“ZLL”) and a 50% interest in each of One MSO, LLC (“One MSO”). These entities own buildings that are currently leased to tenants. MPP, AMG Properties, and ZLL are 100% owned subsidiaries of APC and are included in the consolidated financial statements. One MSO is accounted for as an equity method investment, as APC has the ability to exercise significant influence, but not control over, the operations of the entity. On August 31, 2022, using cash comprised solely of Excluded Assets, APC acquired the remaining 50% interest in Tag-8 Medical Investment Group, LLC (“Tag 8”) and Tag-6 Medical Investment Group, LLC (“Tag 6”) for $4.1 million and $4.9 million, respectively. As a result, Tag 8 and Tag 6 are 100% owned subsidiaries of APC and are included in the consolidated financial statements. Tag 6 owns a building that is currently leased to tenants and Tag 8 owns vacant land that is being developed. APC is a guarantor of Tag 8’s loan with MUFG Union Bank N.A. and APC paid off Tag 6’s loan when the remaining 50% equity interest of Tag 6 was acquired. As a result of these events, and in accordance with relevant accounting guidance, Tag 8 and Tag 6 are VIEs and consolidated by APC. These entities are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of March 31, 2023 and December 31, 2022, and the consolidated statements of income for the three months ended March 31, 2023 and 2022, include (i) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, APAACO, Orma Health Inc, and Provider Growth Solutions, LLC and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, DMG, and Valley Oaks Medical Group (“VOMG”); (ii) AP-AMH 2’s consolidated subsidiaries, APCMG, Jade, AAMG, AMG, 1 World, and Eleanor Leung M.D., a Professional Medical Corporation; (iii) AMM’s consolidated VIEs, SCHC and AMH; (iv) NMM’s VIE, APC;(v) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, ICC, 120 Hellman LLC (“120 Hellman”) and its VIEs, CDSC, APC-LSMA, Tag 8, and Tag 6; and (vi) APC-LSMA’s consolidated subsidiaries, Alpha Care and Accountable Health Care.

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
•The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:
•Substantive participating rights in the day-to-day management of the entity’s activities; or
•Substantive kick-out rights over the party responsible for significant decisions;
•The obligation to absorb the entity’s expected losses; or
•The right to receive the entity’s expected residual returns.
If the Company determines that any of the three characteristics of a VIE are met, the Company will conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

Variable Interest Model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company; that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 16 — “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE, but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

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
Reportable Segments
As of March 31, 2023, the Company operates in three reportable segments: Care Enablement, Care Partners, and Care Delivery. Refer to Note 18 — “Segments” to the consolidated financial statements for information on the Company’s segments.
Cash and Cash Equivalents
The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of March 31, 2023 and December 31, 2022, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $306.5 million and $324.7 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Investments in Marketable Securities
Investments in marketable securities consist of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase, and such designation is reevaluated at each balance sheet date.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of March 31, 2023 and December 31, 2022, certificates of deposit amounted to approximately $1.0 million and $0, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
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

Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its initial public offering (“IPO”) in June 2021 and Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). The common stock of a payor partner was acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock, warrants, and potentially additional shares of common stock if certain metrics are not met (such additional shares, “contingent equity securities”) for $3.0 million. The common stock is included in investments in marketable securities in the accompanying consolidated balance sheets. In May 2022, the Company exercised the warrants and subsequently recognized the shares within investments in marketable securities in the accompanying consolidated balance sheet. In March 2023, the contingent equity securities were settled and the Company received additional Nutex common stock. The additional common stock received from the contingent equity securities are included in investments in marketable securities in the accompanying consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the equity securities were approximately $3.1 million and $5.6 million, respectively, in the accompanying consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying consolidated statements of income under other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended March 31,
	2023	2022

Total losses recognized on equity securities	$(4,353)	$(10,600)
Gains recognized on equity securities sold	—	—
Unrealized losses recognized on equity securities held at end of period	$(4,353)	$(10,600)
Receivables, Receivables – Related Parties, Other Receivables and Loan Receivable - Related Party
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
The Company’s loan receivable and loan receivable – related party consists of promissory notes that accrue interest per annum. As of March 31, 2023, promissory notes are expected to be collected within 12 months.
Capitation and claims receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable that is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of receivables from fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.
The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected and adjustments are recorded when necessary. Reserves are recorded primarily on a specific identification basis.
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

Concentrations of Credit Risks
The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022

Commercial	$40,019	$42,140
Medicare	216,310	133,659
Medicaid	67,339	71,663
Other third parties	13,576	15,796
Revenue	$337,244	$263,258

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended March 31,
	2023	2022

Payor A	*	10.6%
Payor B	41.5%	30.4%
*Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of March 31, 2023	As of December 31, 2022

Payor B	31.0%	25.0%
Payor C	44.0%	50.0%
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
The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2023, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$84,828	$—	$—	$84,828
Marketable securities – certificates of deposit	1,000	—	—	1,000
Marketable securities – equity securities	3,114	—	—	3,114
Interest rate swaps	—	2,527	—	2,527
Total assets	$88,942	$2,527	$—	$91,469

Liabilities
APCMG contingent consideration (see Note 1)	$—	$—	$1,000	$1,000
AAMG cash contingent consideration (see Note 3)	—	—	5,851	5,851
VOMG contingent consideration (see Note 3)	—	—	17	17
Total liabilities	$—	$—	$6,868	$6,868

*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$135,235	$—	$—	$135,235
Marketable securities – equity securities	5,567	—	—	5,567
Contingent equity securities	—	—	1,900	1,900
Interest rate swaps	—	3,164	—	3,164
Total assets	$140,802	$3,164	$1,900	$145,866

Liabilities
APCMG contingent consideration	$—	$—	$1,000	$1,000
AAMG cash contingent consideration (see Note 3)	—	—	5,851	5,851
VOMG contingent consideration (see Note 3)	—	—	17	17
Total liabilities	$—	$—	$6,868	$6,868
*    Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets for the three months ended March 31, 2023.

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
Finite-lived intangibles and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the carrying value of the asset to its estimated fair value. Fair value is determined based on appropriate valuation techniques. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the three months ended March 31, 2023 and 2022.
Goodwill and Indefinite-Lived Intangible Assets
Under ASC 350, Intangibles – Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment.
At least annually, at the Company’s fiscal year-end, or sooner if events or changes in circumstances indicate that an impairment has occurred, the Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments for each of the Company’s four reporting units (i) MSOs, (ii) IPAs, (iii) ACOs, and (iv) Clinics. The Company is required to perform a quantitative goodwill impairment test only if the conclusion from the qualitative assessment is that it is more likely than not that a reporting unit’s fair value is less than the carrying value of its assets. Should this be the case, a quantitative analysis is performed to identify whether a potential impairment exists by comparing the estimated fair values of the reporting units with their respective carrying values, including goodwill.
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
The Company had no impairment of its goodwill or indefinite-lived intangible assets during the three months ended March 31, 2023 and 2022.
Investments in Other Entities — Equity Method
The Company accounts for certain investments using the equity method of accounting when it is determined that the investment provides the Company with the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee and is recognized in the accompanying consolidated statements of income under “Income (loss) from equity method investments” and also is adjusted by contributions to, and distributions from, the investee.
Equity method investments are subject to impairment evaluation. There was no impairment loss recorded related to equity method investments for the three months ended March 31, 2023 and 2022.

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
Medical Liabilities
APC, Alpha Care, Accountable Health Care, APCMG, Jade and AAMG (the “consolidated IPAs”) and APAACO are responsible for integrated care that the associated physicians and contracted hospitals provide to their enrollees. The consolidated IPAs and APAACO provide integrated care to HMOs, Medicare, and Medi-Cal enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements. Medical costs for professional and institutional services rendered by contracted providers are recorded as cost of services expenses in the accompanying consolidated statements of income.
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
Fiduciary Cash and Payable
The consolidated IPAs collect cash from health plans on behalf of their sub-IPAs and providers and pass the money through to them. The fiduciary cash balance of $9.0 million and $8.1 million as of March 31, 2023 and December 31, 2022, respectively, is presented within prepaid expenses and other current assets and the related payable is presented as fiduciary payable in the accompanying consolidated balance sheets.
Derivative Financial Instruments
Interest Rate Swap and Collar Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap and collar agreements to effectively convert its floating-rate debt to a fixed-rate basis or to a rate within the agreed upon range. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” for further information on our debt. Interest rate swap and collar agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.
The estimated fair value of the interest rate swap was determined using Level 2 inputs. As of March 31, 2023 and December 31, 2022, the fair value of the interest rate swap was $2.5 million and $3.2 million, respectively, and are presented within other assets in the accompanying consolidated balance sheets.
The Company’s collar agreement is designed to limit the interest rate risk associated with the Company’s Revolver Loan. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The estimated fair value of the collar is determined using Level 2. As of March 31, 2023 the fair value of the collar is deemed to have zero value.

Warrants
In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock and warrants for $3.0 million. Purchased warrants are considered derivatives but are not designated as hedging instruments. Changes in the fair value of these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The warrants were classified as a Level 2 instrument as the estimated fair value of the warrants were determined using the Black-Scholes option pricing model and inputs from observable market data. In May 2022, the Company exercised the warrants, and the shares were subsequently presented within investments in marketable securities on the accompanying consolidated balance sheets. The shares are classified as Level 1 since the quoted market prices from reputable third-party brokers are available in an active market and unadjusted.
Contingent Equity Securities
In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Nutex, ApolloMed is entitled to additional common stock if Nutex did not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered to be derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model, which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. Based on the outcome, the metric was not achieved and the Company received additional common stock during the three months ended March 31, 2023. As of March 31, 2023, the common stock from the contingent equity securities is recognized within investments in marketable securities in the accompanying consolidated balance sheet. See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies - Investment in Marketable Securities” in the accompanying consolidated financial statements for information on the treatment of the marketable securities. As of December 31, 2022, the contingent equity securities were valued at $1.9 million, and were presented within prepaid and other current assets in the accompanying consolidated balance sheets.
Revenue Recognition
The Company receives payments from the following sources for services rendered: (i) commercial insurers; (ii) the federal government under the Medicare program administered by CMS; (iii) state governments under the Medicaid and other programs; (iv) other third-party payors (e.g., hospitals and IPAs); and (v) individual patients and clients.
Nature of Services and Revenue Streams
Revenue primarily consists of capitation revenue, risk pool settlements and incentives, GPDC/ACO REACH revenue, management fee income, and FFS revenue. Revenue is recorded in the period in which services are rendered or the period in which the Company is obligated to provide services. The form of billing and related risk of collection for such services may vary by type of revenue and the customer. The following is a summary of the principal forms of the Company’s billing arrangements and how revenue is recognized for each.

Capitation, Net
Managed care revenues of the Company consist primarily of capitated fees for medical services provided by the Company under a capitated arrangement directly made with various managed care providers, including HMOs. Capitation revenue is typically prepaid monthly to the Company based on the number of enrollees selecting the Company as their healthcare provider. Capitation revenue is recognized in the month in which the Company is obligated to provide services to plan enrollees under contracts with various health plans. Minor ongoing adjustments to prior months’ capitation, primarily arising from contracted HMOs finalizing their monthly patient eligibility data for additions or subtractions of enrollees, are recognized in the month they are communicated to the Company. Additionally, Medicare pays capitation using a “Risk Adjustment” model, which compensates managed care organizations and providers based on each enrollee’s health status (acuity). Health plans and providers with higher acuity enrollees will receive more and those with lower acuity enrollees will receive less. Under Risk Adjustment, capitation is determined based on health severity, measured using patient encounter data. Capitation is paid monthly based on data submitted for the enrollee for the preceding year and is adjusted in subsequent periods after the final data is compiled. Positive or negative capitation adjustments are made for Medicare enrollees with conditions requiring more or fewer healthcare services than assumed in the interim payments. Since the Company cannot reliably predict these adjustments, periodic changes in capitation amounts earned as a result of Risk Adjustment are recognized when those changes are communicated by the health plans to the Company.
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
GPDC/ACO REACH Capitation Revenue
CMS contracts with Direct Contracting Entities (“DCEs”), which are composed of healthcare providers operating under a common legal structure and accept financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries aligned to the entity. The combination of the FFS model and the GPDC and ACO REACH model changes the distribution of responsibilities, risks, costs, and rewards among CMS, DCEs, and providers. By entering into a contract with CMS, a DCE voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. Each DCE bears the economic costs, and reaps the economic rewards, of fulfilling its responsibilities and managing its risks as a DCE. APAACO participated in the GPDC Model for Performance Year 2022 and is currently participating in the ACO REACH model for Performance Year 2023, beginning January 1, 2023.
For each performance year, CMS will pay a total benchmark amount, determined unilaterally by CMS in advance but subject to prospective adjustments throughout the year, for the totality of care provided to the DCE’s population of aligned beneficiaries over the course of that year. The benchmark is net of a quality withholding applied by CMS. At the end of each performance year, a portion, or all, of the quality withholding can be earned based on APAACO’s performance. GPDC/ACO REACH capitation revenue is recognized based on the estimated transaction price to transfer the service for a distinct increment of the series (i.e., month) and is recognized net of quality incentives/penalties.

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
The Company’s risk pool settlements under arrangements with HMOs are recognized, using the most likely methodology, and only included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur. Given the lack of access to the health plans’ data and control over the members assigned to the IPA, the adjustments and/or the withheld amounts are unpredictable, and as such, APC, Accountable Health Care, and Alpha Care’s risk share revenues are deemed to be fully constrained until they are notified of the amount by the health plan. Final settlement of risk pools for prior contract years generally occurs in the third or fourth quarter of the following year.
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
Management Fee Income
Management fee income encompasses fees paid for management, physician advisory, healthcare staffing, administrative and other non-medical services provided by the Company to IPAs, hospitals, and other healthcare providers. Such fees may be in the form of billings at agreed-upon hourly rates, percentages of gross revenue or fee collections, or amounts fixed on a monthly, quarterly, or annual basis. The revenue may include variable arrangements measuring factors such as hours staffed, patient visits, or collections per visit against benchmarks, and, in certain cases, may be subject to achieving quality metrics or fee collections. The Company recognizes such variable supplemental revenues in the period when such amounts are determined to be fixed and contractually obligated as payable by the customer under the terms of the applicable agreement.

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
Consideration from FFS arrangements is variable in nature because fees are based on patient encounters, credits due to clients and reimbursement of provider costs, all of which can vary from period to period. Patient encounters and related episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach for the FFS revenue stream to group together contracts with similar characteristics and analyze historical cash collection trends. The contracts within the portfolio share the characteristics conducive to ensuring that the results do not materially differ under the new standard if it were to be applied to individual patient contracts related to each patient encounter.

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
The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly, depending on whether the patients, to whom services are provided, in the period are insured and the contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts, and payor mix by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of income in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, general economic conditions, and healthcare coverage provided by federal or state governments or private insurers may significantly impact estimates and significantly affect the results of operations and cash flows.
Contract Assets
Revenues and receivables are recognized once the Company has satisfied its performance obligation. Accordingly, the Company’s contract assets are comprised of receivables and receivables – related parties.
The Company’s billing and accounting systems provide historical trends of cash collections and contractual write-offs, accounts receivable aging, and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly as revenues are recognized. The principal exposure for an uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance.
Contract Liabilities (Deferred Revenue)
Contract liabilities are recorded when cash payments are received in advance of the Company’s performance. The Company’s contract liability balance was $1.7 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively, and is presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the three months ended March 31, 2023, $0.5 million of the Company’s contract liability accrued in 2022 has been recognized as revenue.
Income Taxes
Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted for both items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.
The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the consolidated financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the consolidated financial statements.

Share-Based Compensation
The Company maintains a stock-based compensation program for employees, non-employees, directors, and consultants. From time to time, the Company issues shares of its common stock to its employees, directors, and consultants, which shares may be subject to the Company’s repurchase right (but not obligation), that lapses based on time-based and performance-based vesting schedules. The value of share-based awards is recognized as compensation expense and adjusted for forfeitures as they occur. Compensation expense for time-based awards are recognized on a cumulative straight-line basis over the vesting period of the awards. Share-based awards with performance conditions are recognized to the extent the performance conditions are probable of being achieved. Compensation expense for performance-based awards are recognized on an accelerated attribution method. The fair value of options granted is determined using the Black-Scholes option pricing model and includes several assumptions, including expected term, expected volatility, expected dividends, and risk-free rates. The expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The expected stock price volatility is determined based on an average of historical volatility. The expected dividend yield is based on the Company’s expected dividend payouts. The risk-free interest rate is based on the U.S. Constant Maturity curve over the expected term of the option at the time of grant.
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
Mezzanine Equity
Pursuant to APC’s shareholder agreements, in the event of a disqualifying event, as defined in the agreements, APC could be required to repurchase its shares from the respective shareholders based on certain triggers outlined in the shareholder agreements. As the redemption feature of the shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes non-controlling interests in APC as mezzanine equity in the consolidated financial statements. As of March 31, 2023 and December 31, 2022, APC’s shares were not redeemable, nor were they to become redeemable.
Leases
The Company determines if an arrangement is a lease at its inception. The expected term of the lease used for computing the lease liability and right-of-use asset and determining the classification of the lease as operating or financing may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company elected practical expedients for ongoing accounting that is provided by the new standard comprised of the following: (i) the election for classes of the underlying asset to not separate non-lease components from lease components, and (ii) the election for short-term lease recognition exemption for all leases under a 12-month term. The present value of the lease payments is calculated using a rate implicit in the lease when readily determinable. However, as most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments for the majority of its leases.

3.    Business Combinations and Goodwill
Chinese Community Health Care Association (“CCHCA”)
On March 1, 2023, the Company acquired certain healthcare assets from Chinese Community Health Care Association. CCHCA is a non-profit independent physician association in the San Francisco Community. The purchase price consists of cash funded on May 1, 2023. As the cash was not paid on closing date, the purchase price was accrued and presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. The Company accounted for this assets acquisition as a business combination under relevant accounting rules and is in the process of finalizing its purchase price allocation.

Orma Health

On January 27, 2022, the Company acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”). The purchase was paid in cash and the Company’s capital stock.
Jade Health Care Medical Group, Inc. (“Jade”)
On April 19, 2022, the Company acquired 100% of the capital stock of Jade. The purchase was paid in cash. Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.
VOMG
On October 14, 2022, a sole equity holder acquired 100% of the equity interest in VOMG. In accordance with relevant accounting guidance, VOMG is determined to be a VIE of ApolloMed and is consolidated by the Company. VOMG owns nine primary care clinics in Nevada and Texas. The purchase price consists of cash funded upon the close of transaction and additional cash consideration (“VOMG contingent consideration”) contingent on VOMG meeting financial metrics for fiscal years 2023 and 2024. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). The contingent consideration is included within other long-term liabilities in the accompanying consolidated balance sheets.
AAMG
On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG. AAMG is an IPA operating in Northern California. The purchase price consists of cash funded upon close of the transaction and additional cash consideration (“AAMG cash contingent consideration”) and stock consideration (“AAMG stock contingent consideration”) contingent on AAMG meeting revenue and capitated member metrics for fiscal years 2023 and 2024. The Company determined the fair value of the cash and stock contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of March 31, 2023, the cash contingent consideration is valued at $5.9 million and was included within other long-term liabilities in the accompanying consolidated balance sheets. The stock contingent consideration is valued at $5.6 million and is included in additional paid-in capital in the accompanying consolidated balance sheets.
The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies was allocated to acquired tangible and intangible assets and liabilities based upon their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The determination of the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations from the acquisitions have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.

At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the three months ended March 31, 2023 was as follows (in thousands):

Balance, January 1, 2023	$275,675
Adjustments	353
Balance, March 31, 2023	$276,028

4.    Intangible Assets, Net
At March 31, 2023, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross March 31, 2023	Accumulated Amortization	Net March 31, 2023
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(97,882)	52,797
Management contracts	15	22,832	(15,595)	7,237
Member relationships	12	20,477	(5,813)	14,664
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(270)	741
Developed technology	6	107	(21)	86
		$199,316	$(121,641)	$77,675
At December 31, 2022, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2022	Accumulated Amortization	Net December 31, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(95,451)	55,228
Management contracts	15	22,832	(15,208)	7,624
Member relationships	12	16,633	(5,619)	11,014
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(257)	754
Developed technology	6	107	(16)	91
		$195,472	$(118,611)	$76,861
Included in depreciation and amortization on the accompanying consolidated statements of income are amortization expenses of $3.0 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.

Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2023 (excluding the three months ended March 31, 2023)	$8,917
2024	11,841
2025	10,915
2026	9,675
2027	8,390
Thereafter	25,787

Total	$75,525

5.    Investments in Other Entities
Equity Method
Investments in other entities – equity method consisted of the following (in thousands):

	December 31, 2022	Initial Investment	Allocation of Income (Loss)	Funding	Distribution	March 31, 2023
LaSalle Medical Associates – IPA Line of Business	$5,684	$—	$2,165	$—	$—	$7,849
Pacific Medical Imaging & Oncology Center, Inc.	1,878	—	8	—	—	1,886
531 W. College, LLC	17,281	—	(90)	—	—	17,191
One MSO, LLC	2,718	—	115	—	—	2,833
CAIPA MSO, LLC	12,738	—	249	—	—	12,987
James Song, M.D., A Professional Corporation	—	325	37	—	—	362
	$40,299	$325	$2,484	$—	$—	$43,108
LaSalle Medical Associates — IPA Line of Business
LMA was founded by Dr. Albert Arteaga in 1996 and operates as an IPA delivering high-quality care. In September 2021, APC-LSMA sold 21.25% of its interest in LMA back to Dr. Arteaga for $6.4 million, which resulted in APC-LSMA owning a 25% interest in LMA as of March 31, 2023. The investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
APC accounts for its investment in LMA under the equity method as APC has the ability to exercise significant influence but not control over LMA’s operations. For the three months ended March 31, 2023 and 2022, APC recognized income from this investment of $2.2 million and $1.3 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $7.8 million and $5.7 million at March 31, 2023 and December 31, 2022, respectively.
LMA’s summarized balance sheets at March 31, 2023 and December 31, 2022, and summarized statements of income for the three months ended March 31, 2023 and 2022, with respect to its IPA line of business are as follows (in thousands):

Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)	(unaudited)

Assets

Cash and cash equivalents	$14,873	$15,671
Receivables, net	12,526	5,064
Prepaid assets	6,952	5,032
Loan receivable	2,250	2,250
Restricted cash	703	700

Total assets	$37,304	$28,717

Liabilities and stockholders' equity
Current liabilities	$30,260	$30,331
Stockholders’ equity (deficit)	7,044	(1,614)

Total liabilities and stockholders’ equity	$37,304	$28,717
Statements of Income

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)

Revenues	$67,619	$67,566
Expenses	58,964	61,786

Income from operations	8,655	5,780

Other Income	3	—

Net income	$8,658	$5,780
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
APC accounts for its investment in PMIOC under the equity method of accounting as APC has the ability to exercise significant influence, but not control over PMIOC’s operations. For the three months ended March 31, 2023 and 2022, APC recognized income from this investment of approximately $8,000 and $6,700, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets had investment balances of $1.9 million and $1.9 million at March 31, 2023 and December 31, 2022, respectively.

531 W. College LLC
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
For the three months ended March 31, 2023 and 2022, APC recognized a loss from this investment of $90,000 and $0.2 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $17.2 million and $17.3 million at March 31, 2023 and December 31, 2022, respectively.
One MSO, LLC
APC has a 50% interest in One MSO. One MSO owns an office building in Monterey Park, California that is leased to tenants, including NMM. For the three months ended March 31, 2023 and 2022, APC recognized income of $0.1 million and $0.1 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $2.8 million and $2.7 million at March 31, 2023 and December 31, 2022, respectively.
CAIPA MSO, LLC
In August 2021, ApolloMed purchased a 30% interest in CAIPA MSO, LLC for $11.7 million. CAIPA MSO is a New York-based management services organization affiliated with Chinese-American IPA d/b/a Coalition of Asian-American IPA (“CAIPA”), a leading independent practice association serving the greater New York City area.
ApolloMed accounts for its investment in CAIPA MSO under the equity method of accounting as ApolloMed has the ability to exercise significant influence, but not control over CAIPA MSO’s operations. For the three months ended March 31, 2023 and 2022, ApolloMed recognized income from investment of $0.2 million and $0.1 million, respectively, in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $13.0 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively.
James Song, M.D., A Professional Corporation
In January 2023, AP-AMH 2 purchased a 25% interest in James Song, M.D., a Professional Corporation (“Song PC”), a medical corporation located in Hacienda Heights, California.
AP-AMH 2 accounts for its investment in Song PC under the equity method of accounting as AP-AMH 2 has the ability to exercise significant influence, but not control over Song PC’s operations. For the three months ended March 31, 2023, AP-AMH 2 recognized income of $37,000 in the accompanying consolidated statements of income. The accompanying consolidated balance sheets include the related investment balances of $0.4 million as of March 31, 2023.
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

AchievaMed
In July 2019, NMM and AchievaMed, Inc., a California corporation (“AchievaMed”), entered into an agreement in which NMM would purchase 50% of the aggregate shares of capital stock of AchievaMed over a period of time not to exceed five years. As a result of this transaction, NMM invested $0.5 million for a 10% interest. The related investment balance of $0.5 million is included in investments in privately held entities in the accompanying consolidated balance sheets as of March 31, 2023. As NMM does not have the ability to exercise significant influence, and lacks control, over the investee, this investment is accounted for using a measurement alternative, which allows the investment to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

6.    Loan Receivable and Loan Receivable – Related Parties
Loan receivable
Pacific6
In October 2020, NMM received a promissory note from 6 Founder LLC, a California limited liability company doing business as Pacific6 Enterprises totaling $0.5 million as a result of the sale of the Company’s interest in an equity method investment. Interest accrues at a rate of 5% per annum and is payable monthly through the maturity date of December 1, 2023.
Loan receivable – related party
LaSalle Medical Associates Loan (“LMA Loan”)
LaSalle Medical Associates (“LMA”) issued a promissory note to APC-LSMA for a principal amount of $2.1 million with an August 2023 maturity date. The contractual interest rate on the LMA Loan is 1.0% above the prime rate of interest for commercial customers. In March 2023, LMA paid off the full balance of the promissory note and all interest. APC’s investment in LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC-LSMA in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities — Equity Method”).
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

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and other accruals	$13,887	$10,473
Capitation payable	4,077	4,229
Subcontractor IPA payable	2,870	2,415
Professional fees	2,396	2,709
Due to related parties	2,848	3,304
Contract liabilities	1,695	531
Accrued compensation	8,789	15,301
Other provider payable	12,924	10,600
Total accounts payable and accrued expenses	$49,486	$49,562

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Medical liabilities, beginning of period	$84,253	$55,783
Components of medical care costs related to claims incurred:
Current period	223,713	153,535
Prior periods	(8,950)	(175)
Total medical care costs	214,763	153,360
Payments for medical care costs related to claims incurred:
Current period	(136,743)	(70,120)
Prior periods	(61,736)	(44,035)
Total paid	(198,479)	(114,155)
Adjustments	857	770

Medical liabilities, end of period	$101,394	$95,758

9.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Revolver Loan	$180,000	$180,000
Real Estate Loans	23,015	23,168
Construction Loans	5,632	4,159
Total debt	208,647	207,327

Less: Current portion of debt	(621)	(619)
Less: Unamortized financing costs	(3,082)	(3,319)

Long-term debt	$204,944	$203,389
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of March 31, 2023 and December 31, 2022, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2023 (excluding the three months ended March 31, 2023)	$466
2024	6,274
2025	7,184
2026	180,454
2027	472
Thereafter	13,797

Total	$208,647
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
Generally, amounts borrowed under the Amended Credit Agreement bore interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on LIBOR, adjusted for any reserve requirement in effect, plus a spread determined on a quarterly basis or (b) a base rate, plus a spread determined on a quarterly basis. On December 20, 2022, an amendment was made to the Amended Credit Facility, in which all amounts borrowed under the Amended Credit Agreement as of the effective date shall be automatically converted from LIBOR Loans to SOFR Loans with an initial interest period of one month on and as of the amendment effective date. As such, amounts borrowed under the Amended Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of March 31, 2023, the interest rate on the Credit Agreement was 6.36%.
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
Deferred Financing Costs
In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At March 31, 2023 and December 31, 2022, the unamortized deferred financing cost was $3.1 million and $3.3 million, respectively.
Real Estate Loans
MPP
On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of March 31, 2023, the principal on the loan was $5.9 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties
On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of March 31, 2023, the principal on the loan was $0.6 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
ZLL
On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of March 31, 2023, the principal on the loan was $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in

September 2020. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
120 Hellman LLC
On January 25, 2022, 120 Hellman LLC (“120 Hellman”), a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. The loan was used to purchase property in Monterey Park, California. As of March 31, 2023, the principal on the loan was $15.9 million. The variable interest rate is 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If the index is unavailable, MUFG Union Bank N.A. may designate a substitute index after notifying 120 Hellman. Monthly payments on the principal and interest began on April 1, 2022. Should interest not be paid when due, it shall become part of the principal and bear interest. 120 Hellman must maintain a Cash Flow to Debt Service ratio (defined as net profit after taxes, to which depreciation, amortization and other non-cash items are added and divided by the current portion of long-term debt and capital leases) of not less than 1.25 to 1 and 35% or more of the property must also be occupied by APC.

Construction Loans
In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.
The Construction Loan allows Tag 8 to borrow up to $10.7 million. In December 2022, the Construction loan was amended to extend the maturity date to March 1, 2024 (“Construction Loan Term”). If construction is completed and there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an amended extended maturity date of March 1, 2034 (“Permanent Loan Term”). Under the amended Construction Loan, upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning April 1, 2024. The principal balance will bear interest at the SOFR reference rate. As of March 31, 2023, the likelihood of the construction being completed by the maturity date is probable. The loan balance as of March 31, 2023 was $5.6 million and was recorded as long-term debt, net of current portion and deferred financing costs in the accompanying consolidated balance sheets. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
Effective Interest Rate
The Company’s average effective interest rate on its total debt during the three months ended March 31, 2023 and 2022, was 5.69% and 1.78%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2023 and 2022, of $0.2 million and $0.2 million, respectively.
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

10.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature of the APC shares (see Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies — Mezzanine Equity”) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable, as of March 31, 2023 and December 31, 2022.
Stockholders’ Equity
As of March 31, 2023, 140,954 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.
Treasury Stock
APC owned 10,299,259 and 10,299,259 shares of ApolloMed’s common stock, respectively, as of March 31, 2023 and December 31, 2022. While such shares of ApolloMed’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the consolidated financial statements.
During the three months ended March 31, 2023 the Company bought back 270,081 of its common stock. These are included in as treasury stock.
As March 31, 2023 and December 31, 2022, the total treasury stock was 10,569,340 and 10,299,259 respectively.
Dividends
During the three months ended March 31, 2023 and 2022, CDSC paid dividends of $0 and $1.5 million, respectively.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three months ended March 31, 2023 and 2022, and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$566	$780
Restricted stock	2,879	2,275
Total stock-based compensation expense	$3,445	$3,055
Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2023 was $21.4 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2023	859,850	$25.88	2.19	$10.3
Options granted	—	—	—	—
Options exercised	(125,000)	10.00	—	3.3

Options outstanding at March 31, 2023	734,850	$28.58	2.26	$11.5

Options exercisable at March 31, 2023	637,906	$20.21	1.82	$11.2
During the three months ended March 31, 2023, options were exercised for 125,000 shares of the Company’s common stock, resulting in proceeds of $1.3 million. During the three months ended March 31, 2022, options were exercised for 38,500 shares of the Company’s common stock, resulting in proceeds of $0.7 million.
Restricted Stock
The Company grants restricted stock to officers and employees, which are earned based on service conditions. The grant date fair value of the restricted stock is that day’s closing market price of the Company’s common stock. During the three months ended March 31, 2023, no restricted stocks were granted.
Warrants
All warrants issued by the Company have expired as of December 31, 2022. As a result, there are no outstanding warrants as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2022, common stock warrants were exercised for 86,235 shares of the Company’s common stock, which resulted in proceeds of approximately $0.9 million. The exercise price ranged from $10.00 to $11.00 per share for the exercises during the three months ended March 31, 2022.

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

13.    Related-Party Transactions
During the three months ended March 31, 2023 and 2022, NMM recognized approximately $5.0 million and $6.3 million, respectively, in management fees from LMA. LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities - Equity Method”).
During the three months ended March 31, 2023 and 2022, NMM recognized approximately $0.5 million and $0.4 million, respectively, in management fees from Arroyo Vista Family Health Center (“Arroyo Vista”). Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the three months ended March 31, 2023 and 2022, APC paid approximately $0.6 million and $0.7 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three months ended March 31, 2023 and 2022, APC paid approximately $56,000 and $39,000, respectively, to Advanced Diagnostic Surgery Center for services as a provider. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three months ended March 31, 2023 and 2022, APC paid approximately $8,000 and $0.1 million, respectively, to Fulgent Genetics, Inc. for services as a provider. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the three months ended March 31, 2023 and 2022, APC paid approximately $64,000 and $55,000, respectively, to Arroyo Vista for services as a provider. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
During the three months ended March 31, 2023 and 2022, the Company paid approximately $0.2 million and $0.9 million, respectively, to Sunny Village Care Center for services as a provider. Sunny Village Care Center shares common ownership with certain ApolloMed officers and board members of APC.
During the three months ended March 31, 2023, ApolloMed paid $9.5 million, to purchase ApolloMed’s stock from a board member.
During the three months ended March 31, 2023 and 2022, NMM paid approximately $0.4 million and $0.4 million, respectively, to One MSO for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three months ended March 31, 2023 and 2022, Advanced Diagnostic and Surgical Center paid approximately $0.1 million and $0.1 million, respectively, to MPP for rent. Advanced Diagnostic Surgery Center shares common ownership with certain board members of APC.
During the three months ended March 31, 2023, Sunny Village Care Center paid approximately $0.3 million to Tag 6 for rent. Tag 6 was consolidated by APC in August 2022. Sunny Village Care Center shares common ownership with certain ApolloMed officers and board members of APC.
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

	Three Months Ended March 31,
	2023	2022
AHMC – Risk pool, capitation, claims payment	$8,084	$11,366
HSMSO – Management fees, net	146	(80)
Aurion – Management fees	(50)	(75)

Receipts, net	$8,180	$11,211
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended March 31, 2023 and 2022, the Company has recognized risk pool revenue of $13.0 million and $12.0 million, respectfully, and has a risk pool receivable balance of $66.9 million and $58.7 million as of March 31, 2023 and December 31, 2022, respectively.
During the three months ended March 31, 2023 and 2022, APC paid an aggregate of approximately $9.4 million and $9.3 million, respectively, to board members for provider services which included approximately $1.3 million and $1.9 million, respectively, to board members who are also officers of APC.
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
For equity method investments and loans receivable from related parties, see Note 5 — “Investment in Other Entities — Equity Method” and Note 6 — “Loan Receivable and Loan Receivable — Related Parties,” respectively.

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
As of March 31, 2023, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the three months ended March 31, 2023 and 2022, was 26.3% and 34.0%, respectively. The tax rate for the three months ended March 31, 2023, differed from the U.S. federal statutory rate primarily due to state income taxes, income from flow-through entities, non-deductible permanent items, and change in valuation allowance.
As of March 31, 2023, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax as well as income tax in California. The Company and its subsidiaries’ state and federal income tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through December 31, 2022, and for the years ended December 31, 2018 through December 31, 2022, respectively. The Company does not anticipate material changes to the unrecognized tax benefits within the next 12 months.

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
As of March 31, 2023 and December 31, 2022, APC held 10,299,259 and 10,299,259 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
For the three months ended March 31, 2023 and 2022, restricted stock of 136,932 and 0, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive.
For the three months ended March 31, 2023 and 2022, 395,472 and 0 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of March 31, 2023 and 2022, respectively.
Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2023	2022
Earnings per share – basic	$0.31	$0.32
Earnings per share – diluted	$0.31	$0.31
Weighted average shares of common stock outstanding – basic	46,555,406	44,681,218
Weighted average shares of common stock outstanding – diluted	46,954,687	45,994,868

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2023	2022
Weighted average shares of common stock outstanding – basic	46,555,406	44,681,218
Stock options	306,933	482,337
Warrants	—	729,422
Restricted stock awards	48,191	101,891
Contingently issuable shares	44,157	—
Weighted average shares of common stock outstanding – diluted	46,954,687	45,994,868

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

	March 31, 2023	December 31, 2022
Assets

Current assets
Cash and cash equivalents	$96,018	$97,669
Investment in marketable securities	1,538	4,543
Receivables, net	14,369	11,503
Receivables, net – related party	70,565	62,190
Other receivables	1,268	1,236
Prepaid expenses and other current assets	18,241	9,289
Loan receivable	—	22
Loan receivable – related party	—	2,125
Amount due from affiliates*	33,979	30,340
Total current assets	235,978	218,917

Non-current assets
Land, property, and equipment, net	110,829	106,486
Intangible assets, net	51,667	53,964
Goodwill	116,804	118,161
Investment in affiliates*	375,614	304,755
Investments in other entities – equity method	29,758	27,561
Investment in privately held entities	405	405
Operating lease right-of-use assets	4,961	6,503
Other assets	3,513	4,169

Total non-current assets	693,551	622,004

Total assets	$929,529	$840,921

Current liabilities
Accounts payable and accrued expenses	$22,823	$23,632
Fiduciary accounts payable	8,923	7,853
Medical liabilities	43,948	48,100
Income taxes payable	8,065	1,083
Dividends payable	638	638
Current portion of long-term debt	621	619
Finance lease liabilities	579	594
Operating lease liabilities	1,489	1,800

	March 31, 2023	December 31, 2022

Total current liabilities	87,086	84,319

Non-current liabilities
Long-term debt, net of current portion and deferred financing costs	27,965	26,645
Deferred tax liability	813	1,465
Finance lease liabilities, net of current portion	1,136	1,275
Operating lease liabilities, net of current portion	6,136	7,484
Other long-term liabilities	8,686	8,542

Total non-current liabilities	44,736	45,411

Total liabilities	$131,822	$129,730
*Investment in affiliates includes APC’s investment in ApolloMed, which is reflected as treasury shares and eliminated upon consolidation. Amount due from affiliates are receivables with ApolloMed’s subsidiaries and consolidated VIEs. As a result, these balances are eliminated upon consolidation and are not reflected on ApolloMed’s consolidated balance sheets as of March 31, 2023 and December 31, 2022.

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of five months to twelve years. Some of the leases may include options to extend the lease terms for up to ten years, and some of the leases may include options to terminate the leases within one year. As of March 31, 2023 and December 31, 2022, assets recorded under finance leases were $1.7 million and $1.8 million, respectively, and accumulated depreciation associated with finance leases were $1.2 million and $1.0 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheets.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating lease cost	$1,751	$1,574

Finance lease cost
Amortization of lease expense	154	141
Interest on lease liabilities	22	20

Sublease income	(248)	(126)

Total lease cost, net	$1,679	$1,609

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,742	$1,547
Operating cash flows from finance leases	154	20
Financing cash flows from finance leases	22	141

	Three months ended March 31,
	2023	2022

Weighted Average Remaining Lease Term

Operating leases	6.64 years	6.09 years
Finance leases	3.22 years	3.31 years

Weighted Average Discount Rate

Operating leases	5.63%	6.10%
Finance leases	4.95%	4.31%
The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2023 (excluding the three months ended March 31, 2023)	$3,337	$497
2024	4,058	607
2025	3,683	444
2026	3,454	190
2027	3,092	132
Thereafter	8,413	—

Total future minimum lease payments	26,037	1,870
Less: imputed interest	4,639	155
Total lease liabilities	21,398	1,715
Less: current portion	3,234	579
Long-term lease liabilities	$18,164	$1,136
As of March 31, 2023, the Company does not have additional operating and finance leases that have not yet commenced.

18.    Segments
The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. The Company’s reportable segments changed from one to three in the first quarter of 2023 as a result of certain changes to the information regularly provided to the Company’s chief operating decision makers (“CODMs”) when reviewing the Company’s performance as well as an effort to provide additional transparency to investors and other financial statement users which the Company believes will assist in the evaluation of changes in the operating results of the Company’s segments separate from non-operational factors that affect net income, thus providing insight into both operations and other factors impacting reported results. As of March 31, 2023, we report our business results around the following segments: Care Enablement, Care Partners, and Care Delivery.
Our Care Enablement segment is integrated, end-to-end clinical and administrative platform, powered by our proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services in order to enable success in the delivery of high-quality, value-based care for providers and payers. Revenue for this segment is primarily comprised of management and software fees, charged as a percentage of gross revenue or on a per-member-per-month basis.
Our Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners with a shared vision for coordinated care delivery. Through our network of IPAs, ACOs, and Restricted Knox-Keen licensed health plan, our healthcare delivery entities are responsible for coordinating and delivering high quality care to our patients. Under relevant accounting guidance, while our IPAs and ACO are two operating segments, they share similar economic characteristics and meet other criteria which permit us to aggregate them into a single reportable segment, which we have done. Revenue for this segment is primarily comprised of capitation and risk pool settlements and incentives.
Our Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. Our care delivery organization includes primary care, multi-specialty care, and ancillary care services. Revenue is primarily earned based on fee-for-service reimbursements, capitation, and performance-based incentives.
Other is not a reportable segment and primarily consists of real estate operations and other entities that are individually immaterial. Revenue is comprised of equipment sales and subscription service to our Clinical AI platform. Real estate revenue is presented in other income.
In the normal course of business, our reportable segments enter into transactions with each another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.
Corporate costs are unallocated and primarily include corporate initiatives, corporate infrastructure costs and corporate shared costs, such as finance, human resources, legal, and executives.
Prior periods have been recast to conform to the current presentation. Our segments are not evaluated using asset information.
The following table presents information about our segments (in thousands):

	Three months ended March 31, 2023
	Care Enablement		Care Partners		Care Delivery		Other		Intersegment Elimination		Corporate Costs	Consolidated Total
Total revenues	$30,566		$314,653		$25,383		$240		$(33,598)		$—	$337,244

Cost of services	15,621	—	286,078	—	21,363	—	63	—	(33,728)		—	289,397
General and administrative(1)	9,199		6,254		4,986		660		(1,034)		5,409	25,474
Total expenses	24,820		292,332		26,349		723		(34,762)		5,409	314,871

Income (loss) from operations	$5,746		$22,321		$(966)		$(483)		$1,164	(2)	$(5,409)	$22,373

	Three months ended March 31, 2022
	Care Enablement		Care Partners		Care Delivery		Other		Intersegment Elimination		Corporate Costs	Consolidated Total
Total revenues	$29,390		$241,293		$20,326		$89		$(27,840)		$—	$263,258

Cost of services	13,517		218,673		16,192		45		(27,697)		—	220,730
General and administrative(1)	4,529		5,213		3,043		476		(619)		3,675	16,317
Total expenses	18,046		223,886		19,235		521		(28,316)		3,675	237,047

Income (loss) from operations	$11,344		$17,407		$1,091		$(432)		$476	(2)	$(3,675)	$26,211
(1) Balance includes general and administrative expenses and depreciation and amortization.
(2) Income from operations for the intersegment elimination represents rental income from segments renting from other segments. Rental income is presented within other income which is not presented in the table.

19.    Subsequent Events
On May 1, 2023, the Company closed its purchase of For Your Benefit Inc. (“FYB”). FYB is affiliated with AAMG and is licensed by the California Department of Managed Health Care as a full-service Restricted Knox-Keene licensed health plan, which enables FYB to assume full financial responsibility, including both professional and institutional risk, for the medical costs of its members under the Knox-Keene Health Care Service Plan Act of 1975.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

Overview
Apollo Medical Holdings, Inc. is a leading physician-centric, technology-powered, risk-bearing healthcare management company. Leveraging its proprietary population health management and healthcare delivery platform, ApolloMed operates an integrated, value-based healthcare model, which aims to empower the providers in its network to deliver the highest quality of care to its patients in a cost-effective manner. Together with our affiliated physician groups and consolidated entities, we provide coordinated outcomes-based medical care in a cost-effective manner.
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
Led by a management team with several decades of experience, we focus on physicians providing high-quality medical care, population health management, and patient care coordination. As a result, we are well-positioned to take advantage of the shift in the U.S. healthcare industry toward providing value-based and results-oriented healthcare with a focus on patient satisfaction, high-quality care, and cost efficiency.
Through our accountable care organization and a network of IPAs with more than 12,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for approximately 1.3 million patients primarily in California as of March 31, 2023.
Recent and Other Developments
On May 1, 2023, the Company closed its purchase of For Your Benefit Inc. (“FYB”). FYB is affiliated with AAMG and is licensed by the California Department of Managed Health Care as a full-service Restricted Knox-Keene licensed health plan, which enables FYB to assume full financial responsibility, including both professional and institutional risk, for the medical costs of its members under the Knox-Keene Health Care Service Plan Act of 1975.
Key Financial Measures and Indicators
Operating Revenues
Our revenue, which is recorded in the period in which services are rendered and earned, primarily consists of capitation revenue, risk pool settlements and incentives, GPDC/ACO REACH revenue, management fee income, and fee-for-services (“FFS”) revenue. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.
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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue
Capitation, net	$300,204	$222,060	$78,144	35%
Risk pool settlements and incentives	13,462	18,075	(4,613)	(26)%
Management fee income	9,896	10,473	(577)	(6)%
Fee-for-services, net	12,062	11,095	967	9%
Other income	1,620	1,555	65	4%

Total revenue	337,244	263,258	73,986	28%

Operating expenses
Cost of services, excluding depreciation and amortization	289,397	220,730	68,667	31%
General and administrative expenses	21,182	11,943	9,239	77%
Depreciation and amortization	4,292	4,374	(82)	(2)%

Total expenses	314,871	237,047	77,824	33%

Income from operations	22,373	26,211	(3,838)	(15)%

Other expense
Income from equity method investments	2,484	1,433	1,051	73%
Interest expense	(3,269)	(1,073)	(2,196)	205%
Interest income	3,009	46	2,963	*
Unrealized loss on investments	(6,392)	(8,962)	2,570	(29)%
Other income	1,204	613	591	96%
Total other expense, net	(2,964)	(7,943)	4,979	(63)%

Income before provision for income taxes	19,409	18,268	1,141	6%

Provision for income taxes	5,102	6,195	(1,093)	(18)%

Net income	14,307	12,073	2,234	19%

Net loss attributable to non-controlling interest	(315)	(2,191)	1,876	(86)%

Net income attributable to Apollo Medical Holdings, Inc.	$14,622	$14,264	$358	3%
*    Percentage change of over 500%

Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended March 31, 2023 was $14.6 million, as compared to $14.3 million for the same period in 2022, an increase of $0.4 million.
Physician Groups and Patients
As of March 31, 2023 and 2022, we managed a total of 15 and 12 independent physician groups that are affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.3 million and 1.2 million, respectively.
Revenue
Our revenue for the three months ended March 31, 2023 was $337.2 million, as compared to $263.3 million for the three months ended March 31, 2022, an increase of $74.0 million, or 28%. The increase in revenue was primarily attributable to the capitation revenue. Capitation revenue increased by approximately $78.1 million driven by organic membership growth in our core IPAs and increased participation in a value-based Medicare fee-for-service model.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services for the three months ended March 31, 2023 were $289.4 million, as compared to $220.7 million for the same period in 2022, an increase of $68.7 million. The overall increase was primarily due to increased participation in a value-based Medicare fee-for-service model and growth in membership, which was commensurate to our increase in revenue.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 were $21.2 million, as compared to $11.9 million for the same period in 2022, an increase of $9.2 million, or 77%. The increase is primarily due to an increase in headcount and other general and administrative expenses to support operational growth.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2023 were $4.3 million, as compared to $4.4 million for the same period in 2022. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Income (Loss) From Equity Method Investments
Income from equity method investments for the three months ended March 31, 2023 was $2.5 million, as compared to $1.4 million for the same period in 2022, an increase of $1.1 million. The increase in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the three months ended March 31, 2023 and 2022, APC recognized income from this investment of $2.2 million and $1.3 million, an increase of $0.9 million.
Interest Expense
Interest expense for the three months ended March 31, 2023 was $3.3 million, as compared to $1.1 million for the same period in 2022, an increase of $2.2 million. The increase in interest expense was due to higher interest rates. On March 31, 2023, the interest rate on the Amended Credit Agreement was 6.36% compared to 2.38% on March 31, 2022.
Interest Income
Interest income for the three months ended March 31, 2023 was $3.0 million compared to $46,000 for the three months ended March 31, 2022. The increase in interest income is due to more bank accounts becoming interest-bearing. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts and the interest from notes receivable.

Unrealized Loss on Investments
Unrealized loss for the three months ended March 31, 2023 was $6.4 million, as compared to $9.0 million for the same period in 2022, a decrease in unrealized loss of $2.6 million. The decrease in unrealized loss on investments was primarily driven by fluctuations in the stock price from one of the investments we hold shares in. The change in the stock price was smaller for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, resulting in the decrease.
Other Income
Other income for the three months ended March 31, 2023 was $1.2 million, as compared to other income of $0.6 million for the same period in 2022, an increase of $0.6 million. The increase in other income was primarily due to an increase in rental income from APC’s consolidated entities.
Provision for Income Taxes
Provision for income taxes was $5.1 million for the three months ended March 31, 2023 as compared to provision for income taxes of $6.2 million for the same period in 2022, a decrease of $1.1 million. The decrease in provision for income taxes was due to a lower effective tax rate.
Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests for the three months ended March 31, 2023 was $0.3 million, as compared to net loss attributable to non-controlling interests for the three months ended March 31, 2022 of $2.2 million, respectively, an increase in net income attributable to non-controlling interest of $1.9 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of our marketable securities related to shares held of a payor partner.

2023 Guidance
ApolloMed is reiterating the following guidance for total revenue, net income, EBITDA, Adjusted EBITDA, and EPS - diluted, based on the Company’s existing business, current view of existing market conditions and assumptions for the year ending December 31, 2023.

($ in millions)	2023 Guidance Range
	Low	High
Total revenue	$1,300.0	$1,500.0
Net income	$49.5	$71.5
EBITDA	$89.5	$129.5
Adjusted EBITDA	$120.0	$160.0
EPS – diluted	$0.95	$1.20

See “Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA” and “Use of Non-GAAP Financial Measures” below for additional information. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. See “Forward-Looking Statements” below for additional information.

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	2023 Guidance Range
(in thousands)	Low	High
Net income	$49,500	$71,500
Interest expense	1,000	1,000
Provision for income taxes	23,000	38,000
Depreciation and amortization	16,000	19,000
EBITDA	89,500	129,500

Loss (income) from equity method investments	(750)	(750)
Other, net	3,250	3,250
Stock-based compensation	16,000	16,000
APC excluded assets costs	12,000	12,000
Adjusted EBITDA	$120,000	$160,000
Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2023		2022

Net income	$14,307		$12,073
Interest expense	3,269		1,073
Interest income	(3,009)		(46)
Provision for income taxes	5,102		6,195
Depreciation and amortization	4,292		4,374
EBITDA	23,961		23,669

Income from equity method investments	(249)		(148)
Other, net	1,402	(1)	—
Stock-based compensation	3,445		3,055
APC excluded assets costs	1,266		7,784
Adjusted EBITDA	$29,825		$34,360	(2)

(1) Other, net for the three months ended March 31, 2023 relates to changes in the fair value of our financing obligation to purchase the remaining equity interest in one of our investments.
(2) Adjusted EBITDA under the historical method for the three months ended March 31, 2022 was $38.2 million. See “Use of Non-GAAP Financial Measures” below for additional information on change of methodology.

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

Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at March 31, 2023 totaled $278.7 million as compared to $293.6 million at December 31, 2022. Working capital totaled $292.7 million at March 31, 2023, as compared to $287.8 million at December 31, 2022, an increase of $4.9 million.
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
Our cash and cash equivalents decreased by $13.4 million from $288.0 million at December 31, 2022, to $274.6 million at March 31, 2023. Cash provided by operating activities for the three months ended March 31, 2023 was $7.7 million, as compared to cash provided by operating activities of $24.0 million for the three months ended March 31, 2022. The decrease in cash provided by operating activities was primarily driven by changes in net income and working capital. For the three months ended March 31, 2023, net income exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, unrealized gains or losses, income or loss from equity method investments, and deferred tax was $27.0 million compared to $29.3 million for the three months ended March 31, 2022. Working capital for the three months ended March 31, 2023 decreased operating cash flow by $19.3 million, compared to a $5.2 million decrease in operating cash flow at March 31, 2022. The change in working capital for the three months ended March 31, 2023 was mainly driven by an increase in receivables, net, and increase in medical liabilities related to the Company’s participation in value-based Medicare fee-for-service model, increase in related party receivables primarily related to risk pool settlements, decrease in accounts payable and accrued liabilities, and decrease in income tax receivable
Cash used in investing activities during the three months ended March 31, 2023 was $14.0 million, primarily due to deposit for purchase of property of $8.8 million, purchases of property and equipment of $6.0 million, purchase of marketable securities of $1.0 million, and purchase of an equity method investment of $0.3 million. The cash used in investing activities was partially offset by proceeds from repayment of a loan receivable of $2.1 million. Cash used in investing activities during the three months ended March 31, 2022 was $19.7 million, primarily due to purchases of property and equipment of $17.5 million, payments for business acquisition of $1.0 million, and funding for an equity method investment of $1.4 million. The cash used in investing activities was partially offset by a distribution received from an equity method investment of $0.2 million.

Cash used in financing activities during the three months ended March 31, 2023 was $7.1 million as compared to cash provided by financing activities of $0.5 million for the three months ended March 31, 2022. Cash used in financing activities during the three months ended March 31, 2023 was primarily due to repurchase of treasury stock of $9.5 million, dividend payments of $0.1 million, repayment of debt of $0.2 million, and a repayment of finance lease obligations of $0.2 million. This was partially offset by borrowings from bank loans totaling $1.6 million and proceeds from the exercise of options of $1.3 million. Cash provided by financing activities for the three months ended March 31, 2022 was primarily due to a borrowing on Tag 8’s Construction Loan for $0.7 million and proceeds from the exercise of options and warrants of $1.6 million. This was partially offset by dividend payment of $1.2 million, repurchase of shares of $0.2 million, purchase of non-controlling interest of $0.2 million and repayment of finance lease obligations of $0.1 million.

Excluded Assets
In September 2019, APC and AP-AMH entered into Second Amendment to Series A Preferred Stock Purchase Agreement, which clarified the term excluded assets (“Excluded Assets”). Excluded Assets means (i) assets received from the sale of shares of the Series A Preferred Stock equal to the Series A Purchase Price (as defined in the purchase agreement), (ii) the assets of APC that are not Healthcare Services Assets (as defined in the purchase agreement), including APC’s equity interests in Apollo Medical Holdings, Inc., and any entity that is primarily engaged in the business of owning, leasing, developing, or otherwise operating real estate, (iii) any assets acquired with the proceeds of the sale, assignment, or other disposition of any of the assets described in clauses (i) or (ii), and (iv) any proceeds of the assets described in clauses (i), (ii), and (iii).
The Excluded Assets as of March 31, 2023 are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of March 31, 2023 and December 31, 2022, the Excluded Assets balance consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$16,141	$30,163
Investment in marketable securities	1,538	4,543
Land, property, and equipment, net	106,299	101,349
Investments in other entities – equity method	29,758	27,561
Other receivables and assets	12,495	3,907
Other liabilities	(3,314)	(4,754)
Long-term debt	(28,586)	(27,264)

Total Excluded Assets	$134,331	$135,505

	March 31, 2023	March 31, 2022

Total operating expenses	$919	$541
Total other (expense) income, net	$(878)	$(7,534)
Excluded Assets net loss	$(1,798)	$(8,075)

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

March 31, 2023

Revolver Loan	$180,000
Real Estate Loans	23,015
Construction Loans	5,632
Total debt	208,647

Less: Current portion of debt	(621)
Less: Unamortized financing costs	(3,082)

Long-term debt	$204,944
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2023 (excluding the three months ended March 31, 2023)	$466
2024	6,274
2025	7,184
2026	180,454
2027	472
Thereafter	13,797

Total	$208,647
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
Effective Interest Rate
     The Company’s average effective interest rate on its total debt during the three months ended March 31, 2023 and 2022 was 5.69% and 1.78%, respectively. Interest expense in the consolidated statements of income included amortization of deferred debt issuance costs for the three months ended March 31, 2023 and 2022 of $0.2 million and $0.2 million, respectively.
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
Jade entered into an Intercompany Loan Agreement with NMM, pursuant to which NMM agreed to provide a revolving loan commitment to Jade. The Intercompany Loan agreement between NMM and Jade matures on June 1, 2024.

			Three months ended March 31, 2023
Entity	Intercompany Credit Facility	Interest Rate per Annum	Maximum Balance During Period	Ending Balance	Principal Paid During Period	Interest Paid During Period
AMH	$10,000	10%	$6,588	$6,588	$—	$—
MMG	3,000	10%	3,663	3,663	—	—
AKM	5,000	10%	—	—	—	—
SCHC	5,000	10%	5,362	5,362	—	—
BAHA	250	10%	4,066	3,945	—	—
Jade	10,000	5%	5,000	5,000	—	—
	$33,250		$24,679	$24,558	$—	$—
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 — “Basis of Presentation” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Inflation
Inflation and changing prices have had a de minimis effect on our continuing operations over our two most recent fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of March 31, 2023, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Amended Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. In addition, as of March 31, 2023, Tag 8, a VIE consolidated by the Company, had $5.6 million in outstanding borrowings for the Construction Loan. Interest rate on the Construction Loan is equal to an index rate determined by the bank. Furthermore, as of March 31, 2023, APC had $23.0 million in outstanding borrowings for real estate loans related to ZLL, MPP, AMG Properties, and 120 Hellman (“Real Estate Loans”).The Real Estate Loans with ZLL, MPP, and AMG Properties bear interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal “Prime Rate”, as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). On the dates of the agreement, the Index is 3.25% per annum. Under no circumstances will the interest rate on this loan be less than 3.50% per annum or more than the maximum rate allowed by applicable law. 120 Hellman’s Real Estate Loan has a variable interest rate of 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. The Company has entered into interest rate swap agreements and collar agreements for certain agreements to effectively convert its floating-rate debt to a fixed-rate basis or to a rate within the agreed upon range. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loans, and Real Estate Loans would have increased or decreased our interest expense for the year ended March 31, 2023 by $2.1 million.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Co-Chief Executive Officers and Interim Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of March 31, 2023 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
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
We currently, and may in the future, have assets held at financial institutions that exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of such assets would have a severe negative affect on our operations and liquidity.
We maintain our cash assets at certain financial institutions in the U.S. in amounts that are significantly in excess of the FDIC insurance limit of $250,000. As of March 31, 2023, our deposit accounts with banks exceeded the FDIC’s insured limit by approximately $306.5 million. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a significant loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases made by the Company of shares of the Company's common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1, 2023 to January 31, 2023	—	$—	—	$—
February 1, 2023 to February 28, 2023	—	$—	—	$—
March 1, 2023 to March 31, 2023	270,081	$35.32	270,081	$40,460,739
Total	270,081	$35.32	270,081	$40,460,739

(1) In December 2022, ApolloMed’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation.

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

APOLLO MEDICAL HOLDINGS, INC.

Dated: May 10, 2023	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: May 10, 2023	By:	/s/ Brandon Sim
Brandon Sim Co-Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2023	By:	/s/ Chandan Basho
Chandan Basho Chief Financial Officer (Principal Financial Officer)