Form 10-K/A
period 2022-12-31
Apollo Medical Holdings, Inc.
filed 2023-08-09
CIK 1083446

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of the stockholders of the registrant are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement was filed with the Securities and Exchange Commission (the “SEC”) April 28, 2023.

Explanatory Note

Apollo Medical Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K Amendment No. 1”) to amend the Annual Report on Form 10-K (“Original Filing”) for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023. This Form 10-K Amendment No. 1 amends the Original Filing to include restated consolidated financial statements for the periods presented in Item 8 of the Original Filing primarily as a result of errors related to the Company’s tax provision as well as other immaterial items (refer to Note 1 – “Restatement of Prior Financial Information” to our consolidated financial statements under Item 8 in this Form 10-K Amendment No.1 for additional information). In connection with the tax provision errors identified, management has re-evaluated its disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting related to the ineffective design of controls related to income taxes.

Restatement of Prior Financial Information.

As previously summarized in our Current Report on Form 8-K filed with the SEC on August 7, 2023, in the second quarter of 2023, the Company began a review of the tax implications of intercompany dividends and the rationale for conclusions with respect to which entities were (or should have been) included in consolidated tax returns, and related accounting matters. In connection with such review, the Company identified unintentional errors in its accounting for the income tax effects of certain intercompany dividends and certain net operating losses. Specifically, the Company failed to accrue for income tax expense on certain intercompany dividends. Although the Company accrued taxes on the income generated by the subsidiary that made the intercompany dividend, the additional taxes due by the subsidiary entitled to the dividend were not accrued. Also, based on a review of historical tax filings, the Company concluded that its previous determination regarding the realizability of certain net operating losses was incorrect resulting in an overstatement of the valuation allowance with respect to such net operating losses. The errors resulted in a net understatement of income tax expense in prior periods and also had an impact on purchase accounting (goodwill) as a portion of the deferred tax assets affected by the errors pertained to acquisitions made in 2019. The Company has determined that the adjustments as of December 31, 2022 and 2021, for each of the years ended December 31, 2022, 2021, and 2020, and the first quarter of 2023 were material and require restatement. The Company is evaluating changes to its tax structure to reduce the current effective tax rate and amount of cash taxes.

On August 4, 2023, the Audit Committee of the Board of Directors of the Company, based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021, and 2020 included in the Original Filing, and the Company’s unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for the quarterly 2022 fiscal year periods (the “Historical Quarterly Reports”), as well as the unaudited consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 Quarterly Report” and, together with the Original Filing and the Historical Quarterly Reports, collectively, the “Affected Financials”), should no longer be relied upon. Similarly, related earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the Affected Financials should no longer be relied upon.

This Amendment sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Filing have been amended:
•Part I
◦Item 1A - Risk Factors
▪to add an additional risk factor that the Company’s complex legal structure may cause tax authorities to question or disagree with the Company’s tax status, potentially adversely impacting the Company
▪to add an additional risk factor related to the restatement
•Part II
◦Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
▪to revise “Results of Operations”, “Reconciliation of Net Income to EBITDA and Adjusted EBITDA”, and “Liquidity and Capital Resources” as a result of the restatement

◦Item 8 - Financial Statements and Supplementary Data
▪to reflect the restatement in our Consolidated Balance Sheets as of December 31, 2022 and 2021

▪to reflect the restatement in our Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020
▪to reflect the restatement in our Consolidated Statements of Mezzanine and Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020
▪to reflect the restatement in our Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
▪to reflect the restatement in certain Notes to our Consolidated Financial Statements
◦Item 9A - Evaluation of Disclosure Controls and Procedures
▪to amend for a material weakness in our internal control over financial reporting associated with the Company’s tax provision
•Part IV
◦Item 15 - Exhibits and Financial Statement Schedules
▪provide updated Certifications of Principal Executive Officers and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed or furnished as Exhibits 31.1, 31.2, 31.3, and 32, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1

In accordance with applicable SEC rules, this Form 10-K Amendment No. 1 also includes an updated signature page and Reports of Independent Registered Public Accounting Firm.

Also, as part of this Form 10-K Amendment No. 1, the Company is recasting segment reporting information previously presented in the Original Filing to account for the revision of the Company’s segment reporting structure from one to three reportable segments. As a result of certain changes to the information regularly provided to the Company’s chief operating decision makers when reviewing the Company’s performance, as well as in an effort to provide additional transparency to investors and other financial statement users, the Company began providing reporting for the following three segments in the first quarter of 2023: Care Enablement, Care Partners and Care Delivery. All subsequent periodic reports will report three segments, with prior periods adjusted accordingly. The recast of segment reporting information impacted the following areas of the Original Filing:
•Part I
◦Item 1 - Business
•Part II
◦Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
◦Item 8 - Financial Statements and Supplementary Data

Except as described above, this Form 10-K Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Form 10-K Amendment No. 1 does not reflect events occurring after the Original Filing and does not modify or update the disclosures therein, except to reflect the effects of the restatement and the segment change. This Form 10-K Amendment No. 1 should be read in conjunction with the Company’s other filings with the SEC.

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
NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any statements about our business, financial condition, operating results, plans, objectives, expectations, and intentions; any projections of earnings, revenue, EBITDA, Adjusted EBITDA or other financial items, such as our projected capitation from CMS and our future liquidity; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our company; any statements concerning proposed services, developments, mergers, or acquisitions; any statements regarding the outlook on the GPDC Model, ACO REACH Model, or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding our efforts to remediate the material weakness in our internal control over financial reporting and the timing of remediation; any statements regarding potential changes to our tax structure; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms, such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” or “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K and are subject to change.
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
Overview (Recasted)
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
In an effort to provide additional transparency to investors and other financial statement users, the Company began providing reporting for the following three segments in the first quarter of 2023. Our business overview is recasting segment reporting information previously presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to account for the revision of the three new reportable segments. The three segments are as follows:

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

On April 19, 2022, the AP-AMH 2 acquired 100% of the capital stock of Jade. Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.

On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG. AAMG is an IPA operating in Northern California.

APAACO began participating in the Next Generation Accountable Care Organization (“NGACO”) Model of CMS in January 2017. The NGACO Model was a CMS program that allowed provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participating in this new attribution-based risk-sharing model. With the termination of the NGACO Model on December 31, 2021, APAACO applied, and was selected by CMS, to participate as a Direct Contracting Entity (“DCE”) in the standard track of CMS’s GPDC Model for Performance Year 2022 (“PY22”), beginning January 1, 2022. CMS has since redesigned the GPDC Model in response to the current Administration’s health care priorities, including their commitment to advancing health equity, stakeholder feedback, and participant experience, and renamed the GPDC Model to ACO Realizing Equity, Access, and Community Health (“ACO REACH”) Model. The ACO REACH Model commenced on January 1, 2023.

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
AMH provides hospitalist, intensivist, and physician advisory services. SCHC, is a specialty clinic that focuses on cardiac care and diagnostic testing.     1 World is an urgent care center and Eleanor Leung M.D., provides specialized care for women’s health operating as AllCare Women’s Health. DMG is a professional medical California corporation and a complete outpatient imaging center.

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
Other Affiliates
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
Item 1A.    Risk Factors (Restated)
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
•The Company’s complex legal structure may cause tax authorities to question our tax filing status. The Company can be adversely impacted if a tax authority does not agree with our position.

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

•We have had to restate our previously issued financial statements and, in connection with such process, identified a material weakness in our internal control over financial reporting.
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

    Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected, such as those that resulted in the restatement of our previously issued consolidated financial statements and related material weakness as described in this Form 10-K Amendment No. 1 and as further described below under “Risks Related to Restatement of our Consolidated Financial Statements”. We identified a material weakness in our internal control over financial reporting in connection with the restatement, and we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
The Company has a complex legal structure, and tax regulatory authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs or non-realization of expected benefits.
The Company has a complex legal structure, and a tax authority may disagree with tax positions that we have taken. For example, the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our legal structure. A tax authority may take the position that material income tax liabilities, interest, and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly, and if we were unsuccessful in disputing the assessment, the implications could be materially adverse to us and affect our anticipated effective tax rate or operating income, and we could be required to pay substantial penalties and interest where applicable.
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
Risks Relating to Restatement of our Consolidated Financial Statements

We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can provide no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
We may face litigation and other risks as a result of the restatement as described in the “Explanatory Note” within this Form 10-K Amendment No. 1 and material weakness in our internal control over financial reporting.
As part of the restatement as described in the “Explanatory Note” within this Form 10-K Amendment No. 1, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.
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

Item 3.    Legal Proceedings
Certain of the pending or threatened legal proceedings or claims in which we are involved are discussed under Note 15 - “Commitments and Contingencies,” to our consolidated financial statements in this Annual Report on Form 10-K, which disclosure is incorporated by reference herein.
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

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 1–“Restatement of Prior Financial Information” to our consolidated financial statements under Item 8 in this Form 10-K Amendment No. 1. For further detail regarding the restatement, see “Explanatory Note”. This section does not substantively amend, update or change any disclosures or analysis contained in the Original Filing, and accordingly, does not reflect any information or events occurring after March 1, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
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

Results of Operations
2022 Compared to 2021
Our consolidated operating results for the year ended December 31, 2022, as compared to the year ended December 31, 2021 were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2022	2021	$ Change	% Change
	Restated	Restated
Revenue
Capitation, net	$930,131	$593,224	$336,907	57%
Risk pool settlements and incentives	117,254	111,627	5,627	5%
Management fee income	41,094	35,959	5,135	14%
Fee-for-services, net	49,517	26,564	22,953	86%
Other income	6,167	6,541	(374)	(6)%
Total revenue	1,144,163	773,915	370,248	48%
Operating expenses
Cost of services, excluding depreciation and amortization	944,685	596,142	348,543	58%
General and administrative expenses	77,670	62,077	15,593	25%
Depreciation and amortization	17,543	17,517	26	0%
Total expenses	1,039,898	675,736	364,162	54%
Income from operations	104,265	98,179	6,086	6%
Other (expense) income
Income (loss) from equity method investments	5,622	(4,306)	9,928	(231)%
Gain on sale of equity method investment	—	2,193	(2,193)	(100)%
Interest expense	(7,920)	(5,394)	(2,526)	47%
Interest income	1,976	1,571	405	26%
Unrealized loss on investments	(21,271)	(10,745)	(10,526)	98%
Other income (expense)	3,944	(3,750)	7,694	(205)%
Total other (expense) income, net	(17,649)	(20,431)	2,782	(14)%
Income before provision for income taxes	86,616	77,748	8,868	11%
Provision for income taxes	40,875	31,693	9,182	29%
Net income	$45,741	$46,055	$(314)	(1)%

Net income (loss) attributable to noncontrolling interests	570	(22,868)	23,438	(102)%
Net income attributable to Apollo Medical Holdings, Inc.	$45,171	$68,923	$(23,752)	(34)%
Net Income
Our net income in 2022 was $45.7 million, as compared to $46.1 million in 2021, a decrease of $0.3 million or 1%.
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
General and Administrative Expenses
General and administrative expenses in 2022 were $77.7 million, as compared to $62.1 million in 2021, an increase of $15.6 million or 25%. This increase was primarily due to a $14.8 million increase in personnel-related costs to support the continued growth in the depth and breadth of our operations.
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
Provision for Income Taxes
Provision for income taxes was $40.9 million in 2022, as compared to $31.7 million in 2021, an increase of $9.2 million or 29%. This was primarily attributable to an increase in pre-tax income in 2022, as compared to 2021, due to the factors described above.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to non-controlling interests was $0.6 million in 2022, as compared to net loss of $22.9 million in 2021, an increase of $23.4 million. The increase in net income attributable to noncontrolling interest was primarily due to non-recurring write-offs recognized for the year ended December 31, 2021 related to certain beneficial interest related to the UCI disposition totaling $15.7 million.

2021 Compared to 2020
Our consolidated operating results for the year ended December 31, 2021, as compared to the year ended December 31, 2020, were as follows:
Apollo Medical Holdings, Inc.
Consolidated Statements of Income (in thousands)

	Years Ended December 31,
	2021	2020	$ Change	% Change
	Restated	Restated
Revenue
Capitation, net	$593,224	$557,326	$35,898	6%
Risk pool settlements and incentives	111,627	77,367	34,260	44%
Management fee income	35,959	34,850	1,109	3%
Fee-for-services, net	26,564	12,683	13,881	109%
Other income	6,541	4,954	1,587	32%
Total revenue	773,915	687,180	86,735	13%
Operating expenses
Cost of services, excluding depreciation and amortization	596,142	539,211	56,931	11%
General and administrative expenses	62,077	49,116	12,961	26%
Depreciation and amortization	17,517	18,350	(833)	(5)%
Total expenses	675,736	606,677	69,059	11%
Income from operations	98,179	80,503	17,676	22%
Other income (expense)
(Loss) income from equity method investments	(4,306)	3,694	(8,000)	(217)%
Gain on sale of equity method investment	2,193	99,839	(97,646)	(98)%
Interest expense	(5,394)	(9,499)	4,105	(43)%
Interest income	1,571	2,813	(1,242)	(44)%
Unrealized loss on investments	(10,745)	—	(10,745)	100%
Other (expense) income	(3,750)	1,077	(4,827)	(448)%
Total other income (expense), net	(20,431)	97,924	(118,355)	(121)%
Income before provision for income taxes	77,748	178,427	(100,679)	(56)%
Provision for income taxes	31,693	56,344	(24,651)	(44)%
Net income	$46,055	$122,083	$(76,028)	(62)%

Net (loss) income attributable to noncontrolling interests	(22,868)	84,395	(107,263)	(127)%
Net income attributable to Apollo Medical Holdings, Inc.	$68,923	$37,688	$31,235	83%
Net Income
Our net income in 2021 was $46.1 million, as compared to $122.1 million in 2020, a decrease of $76.0 million or 62%.
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
Other (Expense) Income
Other expense in 2021 was $3.8 million, as compared to other income of $1.1 million for the same period in 2020, a decrease of $4.8 million. The decrease was primarily due to the write-off of certain beneficial interest related to the UCI disposition totaling $15.7 million. The beneficial interest was an Excluded Assets that was deemed solely for the benefit of APC and its shareholders. As such, the write-off did not result in any impact to net income attributable to Apollo Medical Holdings, Inc. This was offset by non-recurring income recognized for the year ended December 31, 2021 relating to $2.8 million income from consolidating an equity method investment, $5.3 million income from the stock purchase agreement with Nutex, and $1.7 million income in stimulus checks.
Provision for Income Taxes
Provision for income taxes was $31.7 million in 2021, as compared to $56.3 million in 2020, a decrease of $24.7 million or 44%. This was primarily attributable to the decrease in pre-tax income in 2021, as compared to 2020, due to the factors described above.
Net Income Attributable to Noncontrolling Interests
Net loss attributable to non-controlling interests was $22.9 million in 2021, as compared to net income of $84.4 million in 2020, a decrease of $107.3 million. The decrease was primarily due to unrealized loss on investment recognized for the year ended December 31, 2021, related to a payor partner as compared to the gain on sale of UCI in April 2020.
Segment Financial Performance (Recasted)
Beginning in the first quarter of 2023, the Company began providing reporting for three reportable segments consisting of Care Enablement, Care Partners and Care Delivery. The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. For more information about our segments, refer to Note 2 — “Description of Business” and Note 21 - “Segments” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
2022 Segments Compared to 2021 Segments
The following table sets forth our revenue and operating income by segment for the year ended December 31, 2022, as compared to the year ended December 31, 2021:

	Years Ended December 31,
Segment Revenue (in thousands)	2022	2021	$ Change	% Change

Care Enablement	$120,200	$107,693	$12,507	12%
Care Partners	$1,051,521	$709,714	$341,807	48%
Care Delivery	$96,132	$46,691	$49,441	106%

	Years Ended December 31,
Segment Operating Income (Loss) (in thousands)	2022	2021	$ Change	% Change

Care Enablement	$27,041	$37,499	$(10,458)	(28)%
Care Partners	$85,222	$72,578	$12,644	17%
Care Delivery	$8,971	$(540)	$9,511	(1761)%

Care Enablement Segment

    Revenue was $120.2 million in 2022, as compared to $107.7 million in 2021, an increase of $12.5 million. Operating income was $27.0 million in 2022, as compared to $37.5 million in 2021, a decrease of $10.5 million. The increase in revenue was due to more managed independent physician groups. As of December 31, 2022 and 2021, the total number of affiliated physician groups we managed were 14 groups and 12 groups, respectively. The decrease in operating income is due to an increase in personnel-related costs to support the increase in our managed independent physician groups.

Care Partners Segment

Revenue was $1,051.5 million in 2022, as compared to $709.7 million in 2021, an increase of $341.8 million. Operating income was $85.2 million in 2022, as compared to $72.6 million in 2021, an increase of $12.6 million. The increase in revenue and operating income was primarily driven by organic membership growth in our core IPAs and participation in a value-based Medicare fee-for-service model.

Care Delivery Segment

    Revenue was $96.1 million in 2022, as compared to $46.7 million in 2021, an increase of $49.4 million. Operating income was $9.0 million in 2022, as compared to a loss of $0.5 million in 2021, an increase in operating income of $9.5 million, The increase in revenue and operating income was primarily due increased visits from our primary, multi-specialty, and ancillary care delivery entities.

2021 Segments Compared to 2020 Segments
The following table sets forth our revenue and operating income by segment for the year ended December 31, 2021, as compared to the year ended December 31, 2020:

	Years Ended December 31,
Segment Revenue (in thousands)	2021	2020	$ Change	% Change

Care Enablement	$107,693	$99,348	$8,345	8%
Care Partners	$709,714	$638,865	$70,849	11%
Care Delivery	$46,691	$26,070	$20,621	79%

	Years Ended December 31,
Segment Operating Income (Loss) (in thousands)	2021	2020	$ Change	% Change

Care Enablement	$37,499	$29,065	$8,434	29%
Care Partners	$72,578	$63,275	$9,303	15%
Care Delivery	$(540)	$(3,927)	$3,387	(86)%

Care Enablement Segment

    Revenue was $107.7 million in 2021, as compared to $99.3 million in 2020, an increase of $8.3 million. Operating income was $37.5 million in 2021, as compared to $29.1 million in 2020, an increase of $8.4 million. The increase in revenue and operating income was primarily due to an increase in healthcare income from our managed independent physician groups.

Care Partners Segment

Revenue was $709.7 million in 2021, as compared to $638.9 million in 2020, an increase of $70.8 million. Operating income was $72.6 million in 2021, as compared to $63.3 million in 2020, an increase of $9.3 million. The increase in revenue and operating income was primarily driven by organic membership growth in our consolidated IPAs and an increase in shared savings settlement earned from ApolloMed’s participation in an ACO.

Care Delivery Segment

    Revenue was $46.7 million in 2021, as compared to $26.1 million in 2020, an increase of $20.6 million. Operating loss was $0.5 million in 2021, as compared to a loss of $3.9 million in 2020, a decrease in operating loss of $3.4 million, The increase in revenue and decrease in operating loss was primarily due to the consolidation of Sun Labs and DMG in 2021 and increased visits to our surgery and heart centers, which were partially closed in the prior year due COVID-19.

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

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

(in thousands)	2023 Guidance Range
	Low	High
Net income	$49,500	$71,500
Interest expense	1,000	1,000
Provision for income taxes	23,000	38,000
Depreciation and amortization	16,000	19,000
EBITDA	89,500	129,500

Loss (income) from equity method investments	(750)	(750)
Other, net	3,250	3,250
Stock-based compensation	16,000	16,000
APC excluded assets costs	12,000	12,000
Adjusted EBITDA	$120,000	$160,000

Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA (Restated)

	Year Ended December 31,
(in thousands)	2022		2021

Net income	$45,741		$46,055
Interest expense	7,920		5,394
Interest income	(1,976)		(1,571)
Provision for income taxes	40,875		31,693
Depreciation and amortization	17,543		17,517
EBITDA	$110,103		$99,088

Income from equity method investments	(746)		(268)
Gain on sale of equity method investment	—		(2,193)
Other, net	3,309	(1)	(1,720)	(2)
Stock-based compensation	16,101		6,745
APC excluded assets costs	11,259		31,876
Adjusted EBITDA	$140,026		$133,528

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
Liquidity and Capital Resources (restated)
Cash, cash equivalents, and investments in marketable securities at December 31, 2022 totaled $293.6 million. Working capital totaled $279.5 million at December 31, 2022, compared to $289.7 million at December 31, 2021, a decrease of $10.2 million.

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
Our cash and cash equivalents increased by $54.9 million from $233.1 million at December 31, 2021, to $288.0 million at December 31, 2022. Cash provided by operating activities during the year ended December 31, 2022 was $82.1 million, as compared to $70.3 million during the year ended December 31, 2021. The increase in cash provided by operating activities was primarily driven by changes in net income and working capital. For the year ended December 31, 2022, net income exclusive of depreciation and amortization, amortization of debt issuance costs, share-based compensation, impairments, gains or losses from sale of investments, unrealized gains or losses, income or loss from equity method investments, and deferred tax was $80.3 million compared to $100.8 million for the year ended December 31, 2021. Working capital for the year ended December 31, 2022, increased operating cash flow by $1.8 million, compared to a $30.5 million decrease in operating cash flow at December 31, 2021. The change in working capital for the year ended December 31, 2022, was mainly driven by an increase in receivables, net, and increase in medical liabilities related to the Company’s participation in value-based Medicare fee-for-service model. This was offset by a decrease in related party receivables primarily related to risk pool settlements, decrease in other receivables related to settlement of recoverable claims paid related to the 2021 NGACO performance year, and decrease in accounts payable and accrued expense and fiduciary accounts payable due to timing of payments for our accrued expenses and sub IPAs.
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
Excluded Assets (Restated)
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
The Excluded Assets as of December 31, 2022, are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. Excluded Assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Cash and cash equivalents	$30,163	$62,540
Investment in marketable securities	4,543	49,066
Land, property and equipment, net	101,349	42,114
Loan receivable – related parties	—	4,000
Investments in other entities – equity method	19,999	24,969
Other receivable and assets	3,907	936
Other liabilities	(4,754)	(1,178)
Long-term debt	(27,264)	(7,645)

Total Excluded Assets	$127,943	$174,802

	Years ended December 31,
	2022	2021	2020

Total operating expenses	$2,351	$2,588	$2,089
Total other (expense) income, net	$(15,242)	$(10,854)	$102,658
Excluded Assets net (loss) income	$(23,314)	$(13,461)	$100,569

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

December 31, 2022
Revolver Loan	$180,000
Real Estate Loans	23,168
Construction Loan	4,159
Total debt	207,327

Less: Current portion of debt	(619)
Less: Unamortized financing costs	(3,319)

Long-term debt	$203,389
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2023	$619
2024	4,800
2025	7,184
2026	454
2027	180,472
Thereafter	13,798

Total	$207,327

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
Refer to Note 11 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information on the Amended Credit Agreement.
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
Real Estate Loans

On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase, the Company assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively, on the day of acquisition. Refer to Note 11 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
On January 25, 2022, 120 Hellman, a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. Refer to Note 11 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
Construction Loans

In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”) that allows Tag 8 to borrow up to $10.7 million. Tag 8 is a VIE consolidated by the Company. Refer to Note 11 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.

On August 31, 2022, APC owned 100% equity interest in Tag 6. As a result. APC consolidated Tag 6 including a construction loan Tag 6 entered into with Preferred Bank (“Tag 6 Construction Loan”). On the day of acquisition, the outstanding balance on the loan was $3.4 million with a maturity date of September 7, 2022. On September 6, 2022, APC paid off the outstanding Tag 6 Construction Loan balance of $3.4 million. Refer to Note 11 – “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.
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

Critical Accounting Policies and Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which require management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and to the reported amounts of revenues and expenses during the period. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. Changes in estimates are recorded if and when better information becomes available. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that the accounting policies discussed below are those that are most important to the presentation of its financial condition and results of operations and that require its management’s most difficult, subjective, and complex judgments. Our significant accounting policies are described in Note 3 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K.
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
Effect of New Accounting Standards
    Refer to “Recent Accounting Pronouncements” under Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 8 in this Annual Report on Form 10-K for additional information.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Apollo Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Medical Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, mezzanine and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023, except for the effect of the material weakness, as to which the date is August 9, 2023, expressed an adverse opinion thereon.
Restatement of 2022, 2021 and 2020 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2022, 2021 and 2020 consolidated financial statements have been restated to correct a misstatement.

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

Risk Pool Settlements and Related Receivables

Description of the Matter	As discussed in Note 3 of the consolidated financial statements, the Company enters into full risk capitation arrangements with certain health plans and local hospitals, which are administered by a third party, where the hospital is responsible for providing, arranging and paying for institutional risk and the Company is responsible for providing, arranging and paying for professional risk. Under a full risk pool sharing agreement, the Company generally receives a percentage of the net surplus from the affiliated hospitals’ risk pools with health plans after deductions for the affiliated hospitals’ costs. The Company estimated risk pool settlements relating to such arrangements using the most likely amount methodology and amounts are only included in revenues to the extent that it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved. The amount of such risk pool settlements recorded is driven by an expected margin factor calculated by the Company using historical utilization data, historical margin trends, constraint percentages and various data and information provided by the affiliated hospitals.

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

Valuation of Incurred but not Reported (IBNR) Claims Liability

Description of the Matter	At December 31, 2022, the Company’s medical liabilities totaled $81.3 million. As discussed in Note 3 of the consolidated financial statements, medical liabilities include reserves for incurred but not reported (“IBNR”) claims. The IBNR liability is an estimate that management developed using actuarial methods and is based on numerous variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors.

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

Los Angeles, California

March 1, 2023, except for effects of the restatement discussed in Note 1, as well as the reportable segments disclosures discussed in Note 21, as to which the date is August 9, 2023

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
Assets

Current assets
Cash and cash equivalents	$288,027	$233,097
Investment in marketable securities	5,567	53,417
Receivables, net	49,631	10,608
Receivables, net – related parties	65,147	69,376
Income taxes receivable	—	5,678
Other receivables	1,834	9,647
Prepaid expenses and other current assets	14,798	18,637
Loans receivable	996	—
Loans receivable - related party	2,125	4,000

Total current assets	428,125	404,460

Non-current assets
Land, property and equipment, net	108,536	53,186
Intangible assets, net	76,861	82,807
Goodwill	269,053	246,416
Income taxes receivable, non-current	15,943	15,943
Loans receivable	—	569
Investments in other entities – equity method	40,299	41,715
Investments in privately held entities	896	896
Operating lease right-of-use assets	20,444	15,441
Other assets	6,056	5,928

Total non-current assets	538,088	462,901

Total assets(1)	$966,213	$867,361

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share data)
	December 31,	December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
Liabilities, Mezzanine Equity, and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$49,562	$43,951
Fiduciary accounts payable	8,065	10,534
Medical liabilities	81,255	55,783
Income taxes payable	4,279	—
Dividend payable	664	556
Finance lease liabilities	594	486
Operating lease liabilities	3,572	2,629
Current portion of long-term debt	619	780

Total current liabilities	148,610	114,719

Non-current liabilities
Deferred tax liability	14,217	30,135
Finance lease liabilities, net of current portion	1,275	973
Operating lease liabilities, net of current portion	19,915	13,198
Long-term debt, net of current portion and deferred financing costs	203,389	182,917
Other long-term liabilities	20,260	14,777

Total non-current liabilities	259,056	242,000

Total liabilities(1)	407,666	356,719

Commitments and contingencies (Note 15)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation (“APC”)	14,237	56,535

Stockholders’ equity
Series A Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, par value $0.001; 5,000,000 shares authorized (inclusive of Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, par value $0.001; 100,000,000 shares authorized, 46,575,699 and 44,630,873 shares outstanding, excluding 10,299,259 and 10,925,702 treasury shares, at December 31, 2022 and 2021, respectively	47	45
Additional paid-in capital	360,097	310,876
Retained earnings	182,417	137,246
	542,561	448,167

Non-controlling interest	1,749	5,940

Total stockholders’ equity	544,310	454,107

Total liabilities, mezzanine equity, and stockholders’ equity	$966,213	$867,361

(1) The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $523.7 million and $580.9 million as of December 31, 2022 and December 31, 2021, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $131.8 million and $94.8 million as of December 31, 2022 and December 31, 2021, respectively. These VIE balances do not include $304.8 million of investment in affiliates and $30.3 million of amounts due from affiliates as of December 31, 2022 and $802.8 million of investment in affiliates and $6.6 million of amounts due from affiliates as of December 31, 2021 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 19 – “Variable Interest Entities (VIEs)” for further detail.
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
	Years ended December 31,
	2022	2021	2020
	As restated (see Note 1)	As restated (see Note 1)	As restated (see Note 1)
Revenue
Capitation, net	$930,131	$593,224	$557,326
Risk pool settlements and incentives	117,254	111,627	77,367
Management fee income	41,094	35,959	34,850
Fee-for-service, net	49,517	26,564	12,683
Other income	6,167	6,541	4,954

Total revenue	1,144,163	773,915	687,180

Operating expenses
Cost of services, excluding depreciation and amortization	944,685	596,142	539,211
General and administrative expenses	77,670	62,077	49,116
Depreciation and amortization	17,543	17,517	18,350

Total expenses	1,039,898	675,736	606,677

Income from operations	104,265	98,179	80,503

Other (expense) income
Income (loss) from equity method investments	5,622	(4,306)	3,694
Gain on sale of equity method investment	—	2,193	99,839
Interest expense	(7,920)	(5,394)	(9,499)
Interest income	1,976	1,571	2,813
Unrealized loss on investments	(21,271)	(10,745)	—
Other income (expense)	3,944	(3,750)	1,077

Total other (expense) income, net	(17,649)	(20,431)	97,924

Income before provision for income taxes	86,616	77,748	178,427

Provision for income taxes	40,875	31,693	56,344

Net income	45,741	46,055	122,083

Net income (loss) attributable to noncontrolling interests	570	(22,868)	84,395

Net income attributable to Apollo Medical Holdings, Inc.	$45,171	$68,923	$37,688

Earnings per share – basic	$1.00	$1.57	$1.03

Earnings per share – diluted	$0.99	$1.52	$1.01
See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
	Mezzanine Equity – Non-controlling Interest in APC			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Stockholders’ Equity
		Common Stock Outstanding
		Shares	Amount
Balance at January 1, 2020 (previously reported)	$168,724	35,908,057	$36	$159,608	$31,905	$786	$192,335
Adjustment	(612)	—	—	—	(1,270)	—	(1,270)
Balance at January 1, 2020 (restated)	$168,112	35,908,057	$36	$159,608	$30,635	$786	$191,065

Net income (restated)	83,562	—	—	—	37,688	833	38,521
Purchase of treasury shares	—	(16,897)	—	(301)	—	—	(301)
Distribution to noncontrolling interest	(1,037)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	66,788	—	—	—	—	—
Shares issued for cashless exercise of warrants	—	66,517	—	—	—	—	—
Shares issued for exercise of options and warrants	—	1,240,622	1	11,491	—	—	11,492
Share-based compensation	—	—	—	3,383	—	—	3,383
Cancellation of restricted stock awards	—	—	—	(236)	—	—	(236)
Dividends	(137,071)	4,984,050	5	87,066	—	(1,532)	85,539
Balance at December 31, 2020 (restated)	$113,566	42,249,137	$42	$261,011	$68,323	$87	$329,463
Net (loss) income (restated)	(25,635)	—	—	—	68,923	2,767	71,690
Purchase of non-controlling interest	(1,546)	—	—	—	—	(75)	(75)
Sale of non-controlling interest	150	—	—	—	—	—	—
Sale of shares by non-controlling interest	—	1,638,045	2	40,132	—	—	40,134
Shares issued for vesting of restricted stock awards	—	29,973	—	—	—	—	—
Shares issued for exercise of options and warrants	—	898,583	1	9,060	—	—	9,061
Purchase of treasury shares	—	(174,158)	—	(5,738)	—	—	(5,738)
Share-based compensation	—	—	—	6,745	—	—	6,745
Investment in non-controlling interest	—	—	—	—	—	3,769	3,769

Acquisition of non-controlling interest	—	—	—	—	—	500	500
Cancellation of restricted stock awards	—	(10,707)	—	(334)	—	—	(334)
Non-controlling interest capital change	—	—	—	—	—	48	48
Dividends	(30,000)	—	—	—	—	(1,156)	(1,156)
Balance at December 31, 2021 (restated)	$56,535	44,630,873	$45	$310,876	$137,246	$5,940	$454,107
Net (loss) income (restated)	(3,195)	—	—	—	45,171	3,765	48,936
Purchase of non-controlling interest	—	—	—	—	—	(4,338)	(4,338)
Sale of non-controlling interest	—	—	—	—	—	66	66
Share buy back	(708)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	342,584	—	(321)	—	—	(321)
Shares issued for cash and exercise of options and warrants	—	860,528	1	8,632	—	—	8,633
Purchase of treasury shares	—	(250,000)	—	(9,250)	—	—	(9,250)
Share-based compensation	—	—	—	16,101	—	—	16,101
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Investment in non-controlling interest	—	—	—	—	—	371	371
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Tax impact of acquisition	(448)	—	—	—	—	—	—
AAMG stock contingent consideration (see Note 4)	—	—	—	5,569	—	—	5,569
Dividends	(37,947)	984,042	1	27,947	—	(4,055)	23,893
Balance at December 31, 2022 (restated)	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310

See accompanying notes to consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2022	2021	2020
	As restated (see Note 1)	As restated (see Note 1)	As restated (see Note 1)
Cash flows from operating activities
Net income	$45,741	$46,055	$122,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,543	17,517	18,350
Amortization of debt issuance cost	939	1,078	1,347
Share-based compensation	16,101	6,745	3,383
Gain on sale of investments	(2,272)	(2,193)	(99,839)
Loss (gain) on consolidation of equity method investment	901	(2,752)	—
Gain on contingent equity securities	—	(4,270)	—
Unrealized loss on investments	25,506	10,845	11
Gain from investment in warrants	—	(1,145)	—
Loss (income) from equity method investments, net	(5,622)	4,306	(3,694)
Impairment of beneficial interest	—	15,723	—
Unrealized (gain) loss on interest rate swaps	(4,235)	1,071	—
Loss of disposal of property and equipment	—	—	91
Deferred tax	(14,278)	7,671	$396
Other		189	—
Changes in operating assets and liabilities, net of acquisition amounts:
Receivable, net	(38,194)	(1,518)	4,134
Receivable, net – related parties	4,229	(20,116)	(1,123)
Other receivable	8,196	(5,351)	12,589
Prepaid expenses and other current assets	818	2,708	(6,432)
Right-of-use assets	3,759	3,133	3,325
Other assets	(243)	(1,529)	(5,530)
Accounts payable and accrued expenses	(49)	3,217	8,204
Fiduciary accounts payable	(2,470)	892	7,615
Medical liabilities	22,786	5,279	(8,691)
Income taxes payable/receivable	6,917	(14,005)	(7,083)
Operating lease liabilities	(3,945)	(3,215)	(2,973)
Net cash provided by operating activities	82,128	70,335	46,163

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	(16,352)	(2,585)	(11,354)
Proceeds from repayment of loans receivable - related parties	4,067	56	16,500
Advances on loans receivable	—	—	(145)
Purchases of marketable securities	(1,854)	(28,000)	(1,793)
Purchases of investments – equity method	—	(13,622)	(9,969)
Proceeds from sale of equity method investment	—	6,375	52,743
Purchases of property and equipment	(22,940)	(19,223)	(1,164)

Proceeds from sale of fixed assets	—	—	50
Proceeds from sale of marketable securities	31,671	67,612	50,625
Cash recorded from consolidation of VIE	—	5,927	—
Distribution from investment - equity method	400	—	—
Contribution to investment - equity method	(2,105)	—	—
Net cash (used in) provided by investing activities	(7,113)	16,540	95,493

Cash flows from financing activities
Dividends paid	(14,030)	(31,089)	(51,319)
Repayments on long-term debt	(3,865)	(238,326)	(9,500)
Payment of finance lease obligations	(561)	(208)	(105)
Proceeds from exercise of stock options and warrants	8,633	9,061	10,802
Repurchase of common stock	(9,250)	(5,739)	(537)
Proceeds from sale of common stock	—	40,134	—
Purchase of non-controlling interest	(5,046)	(1,471)	(1,037)
Proceeds from sale of noncontrolling interest	436	48	—
Borrowings on loans	3,598	180,569	—
Cost of debt and equity issuances	—	(727)	—
Net cash used in financing activities	(20,085)	(47,748)	(51,696)

Net increase in cash, cash equivalents, and restricted cash	54,930	39,127	89,960

Cash, cash equivalents, and restricted cash, beginning of year	233,097	193,970	104,010

Cash, cash equivalents and restricted cash, end of year	$288,027	$233,097	$193,970

Supplemental disclosures of cash flow information
Cash paid for income taxes	$47,311	$37,201	$62,002
Cash paid for interest	$6,672	$4,158	$8,510

Supplemental disclosures of non-cash investing and financing activities
Dividend declared included in dividend payable	—	71	485
Issuance of financing obligation for business combinations	—	12,706	—
Cashless exercise of warrants	694	—	599
Fixed asset obtained in exchange for finance lease liabilities	971	—	—
Common stock issued in business combination	1,000	—	—
Mortgage loan	16,275	—	—
Cancellation of Restricted Stock Awards	—	334	—
Deferred tax liability adjustment related to warrant exercises	—	—	690
Preferred shares received from sale of equity method investment	—	—	36,179
Beneficial interest acquired from sale of equity method investment	—	—	15,723

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

1. Restatement of Prior Financial Information

In connection with a review of Apollo Medical Holdings, Inc.’s (the “Company” or “ApolloMed”) tax implications of intercompany dividends and the rationale for conclusions with respect to which entities were (or should have been) included in consolidated tax returns, and related accounting matters, the Company identified errors in its accounting for the income tax effects of certain intercompany dividends and certain net operating losses. Specifically, the Company failed to accrue for income tax expense on certain intercompany dividends. Although the Company accrued taxes on the income generated by the subsidiary that made the intercompany dividend, the additional taxes due by the subsidiary entitled to the dividend were not accrued. Also, based on a review of historical tax filings, the Company concluded that its previous determination regarding the realizability of certain net operating losses was incorrect resulting in an overstatement of the valuation allowance with respect to such net operating losses. The errors resulted in a net understatement of income tax expense in prior periods and also had an impact on purchase accounting (goodwill) as a portion of the deferred tax assets affected by the errors pertained to acquisitions made in 2019. The Company has restated herein its consolidated financial statements at December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, for the matters discussed above as well as other immaterial items.
The effect of the error corrections are as follows (in thousands, except per share amounts):

	December 31, 2022	Adjustments	December 31, 2022
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Receivables, net	$52,629	$(2,998)	$49,631
Income taxes receivable	$4,015	$(4,015)	$—
Total current assets	$435,138	$(7,013)	$428,125
Goodwill	$275,675	$(6,622)	$269,053
Income taxes receivable, non-current	$—	$15,943	$15,943
Total non-current assets	$528,767	$9,321	$538,088
Total assets	$963,905	$2,308	$966,213

Medical liabilities	$84,253	$(2,998)	$81,255
Income taxes payable	$—	$4,279	$4,279
Total current liabilities	$147,329	$1,281	$148,610
Deferred tax liability	$3,042	$11,175	$14,217
Total non-current liabilities	$247,881	$11,175	$259,056
Total liabilities	$395,210	$12,456	$407,666

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$13,682	$555	$14,237

Retained earnings	$192,678	$(10,261)	$182,417
Non-controlling interest	$2,191	$(442)	$1,749
Total stockholders' equity	$555,013	$(10,703)	$544,310

	2022	Adjustments	2022
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$36,085	$4,790	$40,875
Net income	$50,531	$(4,790)	$45,741
Net income attributable to noncontrolling interests	$1,482	$(912)	$570
Net income attributable to Apollo Medical Holdings, Inc.	$49,049	$(3,878)	$45,171
Earnings per share – basic	$1.09	$(0.09)	$1.00
Earnings per share – diluted	$1.08	$(0.09)	$0.99

	December 31, 2022	Adjustments	December 31, 2022
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

Mezzanine Equity – Non-controlling Interest in APC - Net loss	$(2,725)	$(470)	$(3,195)
Retained Earnings (Accumulated Deficit) - Net income	$49,049	$(3,878)	$45,171
Non-controlling Interest – Net income	$4,207	$(442)	$3,765
Mezzanine Equity – Non-controlling Interest in APC	$13,682	$555	$14,237
Retained Earnings (Accumulated Deficit)	$192,678	$(10,261)	$182,417
Non-controlling Interest	$2,191	$(442)	$1,749
Stockholders’ Equity	$555,013	$(10,703)	$544,310

	2022	Adjustments	2022
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Net income	$50,531	$(4,790)	$45,741
Deferred tax	$(7,681)	$(6,597)	$(14,278)
Receivable, net	$(41,192)	$2,998	$(38,194)
Medical liabilities	$25,784	$(2,998)	$22,786
Income taxes payable/receivable	$(4,470)	$11,387	$6,917

	December 31, 2021	Adjustments	December 31, 2021
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Income taxes receivable	$—	$5,678	$5,678
Total current assets	$398,782	$5,678	$404,460
Goodwill	$253,039	$(6,623)	$246,416
Income taxes receivable, non-current	$—	$15,943	$15,943
Total non-current assets	$453,581	$9,320	$462,901
Total assets	$852,363	$14,998	$867,361

Income taxes payable	$652	$(652)	$—
Total current liabilities	$115,371	$(652)	$114,719
Deferred tax liability	$9,127	$21,008	$30,135
Total non-current liabilities	$220,992	$21,008	$242,000
Total liabilities	$336,363	$20,356	$356,719

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$55,510	$1,025	$56,535

Retained earnings	$143,629	$(6,383)	$137,246
Total stockholders’ equity	$460,490	$(6,383)	$454,107

	2021	Adjustments	2021
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$28,454	$3,239	$31,693
Net income	$49,294	$(3,239)	$46,055
Net loss attributable to noncontrolling interests	$(24,564)	$1,696	$(22,868)
Net income attributable to Apollo Medical Holdings, Inc.	$73,858	$(4,935)	$68,923
Earnings per share – basic	$1.69	$(0.12)	$1.57
Earnings per share – diluted	$1.63	$(0.11)	$1.52

	December 31, 2021	Adjustments	December 31, 2021
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

Mezzanine Equity – Non-controlling Interest in APC - Net loss	$(27,331)	$1,696	$(25,635)
Retained Earnings (Accumulated Deficit) - Net income	$73,858	$(4,935)	$68,923
Mezzanine Equity – Non-controlling Interest in APC	$55,510	$1,025	$56,535
Retained Earnings (Accumulated Deficit)	$143,629	$(6,383)	$137,246
Stockholders’ Equity	$460,490	$(6,383)	$454,107

	2021	Adjustments	2021
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Net income	$49,294	$(3,239)	$46,055
Deferred tax	$(5,952)	$13,623	$7,671
Income taxes payable/receivable	$(3,621)	$(10,384)	$(14,005)

	2020	Adjustments	2020
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$56,107	$237	$56,344
Net income	$122,320	$(237)	$122,083
Net income attributable to noncontrolling interests	$84,454	$(59)	$84,395
Net income attributable to Apollo Medical Holdings, Inc.	$37,866	$(178)	$37,688
Earnings per share – basic	$1.04	$(0.01)	$1.03
Earnings per share – diluted	$1.01	$—	$1.01

	December 31, 2020	Adjustments	December 30, 2020
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

Mezzanine Equity – Non-controlling Interest in APC - Net income	$83,621	$(59)	$83,562
Retained Earnings (Accumulated Deficit) - Net income	$37,866	$(178)	$37,688
Mezzanine Equity – Non-controlling Interest in APC	$114,237	$(671)	$113,566
Retained Earnings (Accumulated Deficit)	$69,771	$(1,448)	$68,323
Stockholders’ Equity	$330,911	$(1,448)	$329,463

	2020	Adjustments	2020
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Net income	$122,320	$(237)	$122,083
Deferred tax	$(6,620)	$7,016	$396
Income taxes payable/receivable	$(304)	$(6,779)	$(7,083)

With respect to the consolidated statements of cash flows for 2022, 2021 and 2020, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing or financing cash flows for such periods.

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above and have been notated as such.

2.    Description of Business
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
2.A $545.0 million private placement, where AP-AMH purchased 1,000,000 shares of APC Series A Preferred Stock which entitle AP-AMH to receive preferential, cumulative dividends that accrue on a daily basis. During the years ended December 31, 2022 and 2021, APC declared $58.3 million and $57.9 million, respectively, as preferred returns.
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
In August 2021, Apollo Medical Holdings, Inc. acquired 49% of the aggregate issued and outstanding shares of capital stock of Sun Clinical Laboratories (“Sun Labs”) for an aggregate purchase price of $4.0 million. Sun Labs is a Clinical Laboratory Improvement Amendments-certified full-service lab that operates across the San Gabriel Valley in Southern California. In accordance with relevant accounting guidance, Sun Labs is determined to be a VIE of the Company and is consolidated by the Company (see Note 4 — “Business Combinations and Goodwill”). The Company is obligated to purchase the remaining equity interest within three years from the effective date. The purchase of the remaining equity value is considered a financing obligation with a carrying value of $5.8 million at December 31, 2022. As the financing obligation is embedded in the non-controlling interest, the non-controlling interest is recognized in other long-term liabilities in the accompanying consolidated balance sheets.
On January 27, 2022, the Company acquired 100% of the capital stock of Orma Health, Inc., and Provider Growth Solutions, LLC (together, “Orma Health”) (see Note 4 — “Business Combinations and Goodwill”). Orma Health’s real-time Clinical AI platform ingests data from multiple sources and utilizes advanced risk-stratification models to identify patients for various clinical programs, including remote patient monitoring (“RPM”), mental health support, chronic care management, and more. Its clinical platform is also deeply integrated with Orma Health’s proprietary RPM ecosystem, which consists of smart health devices and a suite of technology tools to manage patient health.
On April 19, 2022, the AP-AMH 2 acquired 100% of the capital stock of Jade (see Note 4 — “Business Combinations and Goodwill”). Jade is a primary and specialty care physicians’ group focused on providing high-quality care to its patients in the San Francisco Bay Area in Northern California.
On October 14, 2022, a sole equity holder acquired 100% of the equity interest in Valley Oaks Medical Group (“VOMG”). Under the terms of the Physician Equity Holder Agreement (the “Equity Agreement”) between ApolloMed and the equity holder, ApolloMed may designate a third party who is permitted under Nevada law to be an owner or equity holder of VOMG with the right (the “Acquisition Right”) (a) to acquire equity holder’s equity interest or (b) to acquire from VOMG. The Acquisition Right shall be exercisable by ApolloMed and equity holder shall be obligated to assign and transfer the equity interest or to cause VOMG to issue new equity interests (as applicable) to ApolloMed. As a result of the arrangement and in accordance with relevant accounting guidance, VOMG is determined to be a VIE of ApolloMed and is consolidated by the Company (see Note 4 — “Business Combinations and Goodwill”). VOMG owns nine primary care clinics consisting of seven in Nevada and two in Texas. The purchase price consists of cash funded upon close of the transaction and additional cash consideration contingent on VOMG meeting financial metrics for fiscal year 2023 and 2024.
On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG (see Note 4 — “Business Combinations and Goodwill”). AAMG is an IPA operating in Northern California. The purchase price consists of cash funded upon close of the transaction and additional cash and stock consideration contingent on AAMG meeting financial metrics for fiscal year 2023 and 2024.
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
3.    Basis of Presentation and Summary of Significant Accounting Policies
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
Variable interest model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 19 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIE. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting, refer to Note 7 – “Investments in Other Entities” for entities that qualify as VIEs but the Company is not the primary beneficiary.
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
Reportable Segments (Recasted)
The Company operates as three reportable segments: Care Enablement, Care Partners, and Care Delivery. Refer to Note 21 — “Segments” to the consolidated financial statements for information on the Company’s segments.
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
Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its IPO in June 2021 and Nutex Health, Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). The common stock of a payor partner was acquired as a result of UCAP selling its 48.9% ownership interest in Universal Care, Inc. (“UCI”) in April 2020. In September 2021, ApolloMed and Nutex entered into a stock purchase agreement in which ApolloMed purchased shares of common stock, warrants, and potentially additional shares of common stock if certain metrics are not met (such additional shares “contingent equity securities”) for $3.0 million. The common stock is included in investments in marketable securities in the accompanying consolidated balance sheets. In May 2022, the Company exercised the warrants and subsequently recognized the shares within investments in marketable securities in the accompanying consolidated balance sheet. The contingent equity securities are classified as derivatives and included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. See Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies - Derivative Financial Instruments” in the accompanying consolidated financial statements for information on the treatment of the derivative instruments.
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
Concentrations of Credit Risks (Recasted)
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

	Years Ended December 31,
	2022	2021	2020
Commercial	$171,723	$138,333	$108,851
Medicare	633,463	307,286	271,596
Medicaid	280,083	283,311	269,079
Other third parties	58,894	44,985	37,654
Revenue	$1,144,163	$773,915	$687,180
The Company had major payors from its Care Partners segment that contributed the following percentages of net revenue:

	Years Ended December 31,
	2022	2021	2020
Payor A	*%	12.5%	12.5%
Payor B	*%	*%	10.9%
Payor C	34.2%	11.9%	13.1%
Payor D	*%	15.3%	16.9%
* Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of net receivables and receivables - related parties:

	As of December 31,
	2022	2021
Payor C (restated)	26.0%	*
Payor E (restated)	52.0%	45.0%
Payor F	**	30.0%
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
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$135,235	$—	$—	$135,235
Marketable securities – equity securities	5,567	—	—	5,567
Contingent equity securities	—	—	1,900	1,900
Interest rate swaps	—	3,164	—	3,164
Total assets	$140,802	$3,164	$1,900	$145,866

Liabilities
APCMG contingent consideration	—	—	1,000	1,000
AAMG cash contingent consideration (see Note 4)	—	—	5,851	5,851
VOMG contingent consideration (see Note 4)	—	—	17	17
Total liabilities	$—	$—	$6,868	$6,868
The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2021 are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$114,665	$—	$—	$114,665
Marketable securities – certificates of deposit	25,024	—	—	25,024
Marketable securities – equity securities	24,123	4,270	—	28,393
Contingent equity securities	—	—	4,270	4,270
Warrants	—	1,145	—	1,145
Total Assets	$163,812	$5,415	$4,270	$173,497

Liabilities
Interest rate swaps	$—	$1,071	$—	$1,071
APCMG contingent consideration	$—	$—	$1,000	$1,000
Total liabilities	$—	$1,071	$1,000	$2,071
* Included in cash and cash equivalents
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for these assets and liabilities for the year ended December 31, 2022.
The change in the fair value of Level 3 liabilities for the year ended December 31, 2022 was as follows (in thousands):

Amount
Balance at January 1, 2022	$1,000
AAMG cash contingent consideration (see Note 4)	5,851
VOMG contingent consideration (see Note 4)	17
Balance at December 31, 2022	6,868
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
Derivative Financial Instruments
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 11 - “Credit Facility, Bank Loans, and Lines of Credit,” for further information on our debt. Interest rate swap agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.
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
Basic and Diluted Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted-average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 18 — “Earnings Per Share” for a discussion of shares treated as treasury shares for accounting purposes.
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

4.    Business Combinations and Goodwill
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
The supplemental information on an unaudited pro forma financial basis presents the combined results of ApolloMed and its 2022 acquisitions as if each acquisition had occurred on January 1, 2021 (in thousands except per share data):

	Year Ended December 31, 2022 (unaudited)	Year Ended December 31, 2021 (unaudited)

Revenue	$1,176,082	$825,630
Net income attributable to Apollo Medical Holdings, Inc. (restated)	$44,497	$68,855
EPS - basic (restated)	$0.99	$1.57
EPS - diluted (restated)	$0.98	$1.52
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
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the years ended December 31, 2022 and 2021 was as follows (in thousands):

Amount

Balance at January 1, 2021 (restated)	$232,430
Acquisitions	13,986
Balance at 12/31/2021 (restated)	246,416
Acquisitions	21,486
Adjustments	1,151
Balance at 12/31/2022 (restated)	$269,053

5.    Land, Property, and Equipment, Net
Land, property, and equipment, net consisted of (in thousands):

	Useful Life (Years)	December 31, 2022	December 31, 2021

Land	N/A	$32,288	$20,937
Buildings	5 - 39	58,451	21,661
Computer software	3 - 5	4,731	3,589
Furniture and equipment	3 - 7	17,161	15,358
Construction in progress	N/A	12,801	4,901
Leasehold improvements	3 - 39	7,151	7,122

		132,583	73,568

Less accumulated depreciation and amortization		(24,047)	(20,382)

Land, property, and equipment, net		$108,536	$53,186
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
6.    Intangible Assets, Net
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
8.    Loan Receivable and Loan Receivable – Related Parties
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
Loan receivable — related party
LaSalle Medical Associates Loan (“LMA Loan”)
LaSalle Medical Associates (“LMA”) issued a promissory note to APC-LSMA for a principal amount of $2.1 million with an August 2023 maturity date. The contractual interest rate on the LMA Loan is 1.0% above the prime rate of interest for commercial customers. APC’s investment in LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC-LSMA in LMA’s IPA line of business (see Note 7 — “Investments in Other Entities — Equity Method”).
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
9.    Accounts Payable and Accrued Expenses
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

10.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Medical liabilities, beginning of year	$55,783	$50,330
Acquired (see Note 4)	2,956	175
Components of medical care costs related to claims incurred:
Current period	646,679	347,720
Prior periods	5,152	553
Total medical care costs	651,831	348,273
Payments for medical care costs related to claims incurred:
Current period	(559,751)	(291,243)
Prior periods	(67,149)	(51,231)
Total paid	(626,900)	(342,474)
Adjustments (restated)	(2,415)	(521)

Medical liabilities, end of year (restated)	$81,255	$55,783

11.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	December 31, 2022	December 31, 2021

Revolver Loan	180,000	180,000
Real Estate Loans	23,168	7,396
Construction Loan	4,159	569
Total debt	207,327	187,965

Less: Current portion of debt	(619)	(780)
Less: Unamortized financing costs	(3,319)	(4,268)

Long-term debt	$203,389	$182,917
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

12.    Income Taxes (Restated)
Provision for income taxes consisted of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Current
Federal	$35,365	$15,623	$38,878
State	19,788	8,399	17,070
	55,153	24,022	55,948

Deferred
Federal	(11,552)	3,878	(2,226)
State	(2,726)	3,793	2,622
	(14,278)	7,671	396

Total provision for income taxes	$40,875	$31,693	$56,344
The Company uses the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2022, the Company had federal and California net operating loss carryforwards of approximately $30.6 million and $42.3 million, respectively. The federal and California net operating loss carryforwards will expire at various dates from 2027 through 2042; however, $19.5 million of the federal operating loss do not expire and can be carried forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three years’ period since the last ownership change.
Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022 and 2021, are shown below (in thousands). A valuation allowance of $8.3 million and $4.0 million as of December 31, 2022 and 2021, respectively, has been established against the Company’s deferred tax assets related to loss entities the Company cannot consolidate under the federal consolidation rules, as realization of these assets is uncertain. Valuation allowance increased by $4.3 million in 2022.

	2022	2021
Deferred tax assets
State taxes	$2,489	$1,706
Accrued expenses	670	1,864
Allowance for bad debts	853	153
Investment in other entities	2,145	3,289
Net operating loss carryforward	9,383	8,841
Lease liability	6,470	4,208
Unrealized gain	8,971	3,007
Stock options	1,011	—
Other	2	—
Deferred tax assets before valuation allowance	31,994	23,068
Valuation allowance	(8,292)	(3,978)
Net deferred tax assets	23,702	19,090

Deferred tax liabilities
Property and equipment	(1,840)	(777)
Acquired intangible assets	(21,268)	(23,763)
Stock options	—	(1,641)
Right-of-use assets	(5,632)	(4,117)
Debt issuance cost	(725)	(988)
Undistributed Dividend	(8,454)	(17,852)
481(a) adjustment	—	(87)
Deferred tax liabilities	(37,919)	(49,225)

Net deferred liabilities	$(14,217)	$(30,135)

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows for the years ended December 31:

	Years ended December 31,
	2022	2021	2020

Tax provision at U.S. federal statutory rates	21.0%	21.0%	21.0%
State income taxes net of federal benefit	12.1	12.9	9.1
Non-deductible permanent items	0.9	4.0	0.3
Variable interest entities	(1.1)	(1.3)	(0.2)
Stock-based compensation	(0.3)	(1.0)	(0.3)
Change in valuation allowance	4.4	—	0.3
Investment basis adjustment	1.2	(2.1)	—
NOL adjustment	0.5	(0.1)	0.1
Undistributed dividend	7.2	8.0	2.0
Other	1.2	(0.3)	(0.8)

Effective income tax rate	47.1%	41.1%	31.5%

The Company’s effective tax rate is different from the federal statutory rate of 21% due primarily to state taxes, tax on undistributed dividends, change in valuation allowance, and permanent adjustments. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, permits net operating loss carryovers and carrybacks and modifications on the limitation of business interests. As of December 31, 2022, the Company does not expect the CARES Act to result in any material impact on the Company’s effective tax rate.
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
13.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature (see Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies”) of APC’s shares of common stock is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of December 31, 2022, 2021 and 2020.
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

14.     Stock-Based Compensation
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
During the years ended December 31, 2022 and 2021, common stock warrants were exercised for 0.9 million and 0.9 million shares of the Company’s common stock, respectively, which resulted in proceeds of approximately $9.0 million and $8.8 million, respectively. Of the 0.9 million warrants exercised during the year ended December 31, 2022, 0.1 million of the common stock warrants were exercised by APC and are treated as treasury shares (see Note 13 — “Mezzanine and Stockholders’ Equity”). The exercise price ranged from $10.00 to $11.00 and $9.00 to $11.00 per share during years ended December 31, 2022 and 2021, respectively.

15.    Commitments and Contingencies
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
Standby Letters of Credit
The Company established irrevocable standby letters of credit with Truist Bank for a total of $21.1 million for the benefit of CMS (see Note 11 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
APC and Alpha Care established irrevocable standby letters of credit with Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 11 — “Credit Facility, Bank Loan, and Lines of Credit”).
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
16.    Related-Party Transactions
During the years ended December 31, 2022, 2021, and 2020, NMM recognized approximately $21.2 million, $18.7 million, and $16.9 million, respectively, in management fees, of which from LMA. LMA is accounted for under the equity method based on 25% equity ownership interest held by APC (see Note 7 — “Investments in Other Entities”).
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the years ended December 31, 2022, 2021, and 2020, APC paid approximately $2.7 million, $2.4 million, and $2.2 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on 40% equity ownership interest held by APC (see Note 7 — “Investments in Other Entities”).
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
During the years ended December 31, 2022, 2021, and 2020, NMM paid approximately $1.4 million, $1.3 million, and $1.4 million respectively, to One MSO, Inc. for an office lease which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 7 — “Investments in Other Entities”).
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
For equity method investments, loans receivable and line of credits from related parties, see Note 7 — “Investments in Other Entities,” and Note 8 — “Loans Receivable — Related Parties,” respectively.
17.    Employee Benefit Plan
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
18.    Earnings Per Share
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

Below is a summary of the earnings per share computations:

	Years ended December 31,
	2022	2021	2020

Earnings per share – basic (restated)	$1.00	$1.57	$1.03
Earnings per share – diluted (restated)	$0.99	$1.52	$1.01
Weighted-average shares of common stock outstanding – basic	44,971,143	43,828,664	36,527,672
Weighted-average shares of common stock outstanding – diluted	45,602,415	45,403,085	37,448,430
Below is a summary of the shares included in the diluted earnings per share computations:

	Years ended December 31,
	2022	2021	2020

Weighted-average shares of common stock outstanding – basic	44,971,143	43,828,664	36,527,672
Stock options	439,309	495,618	182,999
Warrants	—	819,151	717,029
Restricted stock awards	161,648	259,652	20,730
Contingently issuable shares	30,315	—	—
Weighted-average shares of common stock outstanding – diluted	45,602,415	45,403,085	37,448,430

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
The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 3 – “Basis of Presentation and Summary of Significant Accounting Policies — Variable Interest Entities” to the accompanying consolidated financial statements for information on how the Company determines VIEs and its treatment.
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

	December 31,
	2022	2021

Assets

Current assets
Cash and cash equivalents	$97,669	$161,762
Investment in marketable securities	4,543	49,066
Receivables, net	11,503	7,251
Receivables, net – related party	62,190	62,180
Income taxes receivable (restated)	8,580	5,855
Other receivables	1,236	1,833
Prepaid expenses and other current assets	9,289	11,734
Loans receivable	22	—
Loans receivable — related parties	2,125	4,000
Amounts due from affiliates*	30,340	6,598

Total current assets (restated)	227,497	310,279

Non-current assets
Land, property and equipment, net	106,486	49,547
Intangible assets, net	53,964	58,282
Goodwill (restated)	111,539	103,034
Income taxes receivable, non-current (restated)	15,943	15,943
Loans receivable – related parties	—	89
Investments in other entities – equity method	27,561	41,715
Investment in a privately held entity	405	405
Investment in affiliates*	304,755	802,821
Operating lease right-of-use assets	6,503	4,953
Other assets	4,169	3,219

Total non-current assets (restated)	631,325	1,080,008

Total assets (restated)	$858,822	$1,390,287

Current liabilities
Accounts payable and accrued expenses	$23,632	$11,591
Fiduciary accounts payable	7,853	10,534
Medical liabilities	48,100	44,000
Dividend payable	638	556
Finance lease liabilities	594	110
Operating lease liabilities	1,800	1,250
Current portion of long-term debt	619	780

Total current liabilities (restated)	83,236	68,821

Non-current liabilities
Deferred tax liability (restated)	4,591	5,144
Finance lease liabilities, net of current portion	1,275	193
Operating lease liabilities, net of current portion	7,484	3,950
Long-term debt, net of current portion	26,645	7,114

Other long-term liabilities	8,542	9,614

Total non-current liabilities (restated)	48,537	26,015

Total liabilities (restated)	$131,773	$94,836
* Investment in affiliates include APC’s investment in ApolloMed, which is reflected as treasury shares and eliminated upon consolidation. Amounts due from affiliates are receivables with ApolloMed’s subsidiaries and consolidated VIEs. As a result, these balances are eliminated upon consolidation and are not reflected on ApolloMed’s consolidated balance sheets as of December 31, 2022 and 2021.

20.     Leases
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

21.    Segments (Recasted)

As a result of certain changes to the information regularly provided to the Company’s CODMs when reviewing the Company’s performance, as well as in an effort to provide additional transparency to investors and other financial statement users, the Company began providing reporting for the following three segments in the first quarter of 2023. The Company is recasting segment reporting information previously presented in the Company’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2022 to account for the revision of the three new reportable segments.
The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. The Company’s segments are not evaluated using asset information. As of December 31, 2022, the three segments are: Care Enablement, Care Partners, and Care Delivery.
Care Enablement

The Care Enablement segment is an integrated, end-to-end clinical and administrative platform, powered by the Company’s proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services in order to enable success in the delivery of high-quality, value-based care for providers and payers. The Company provides solutions to providers, including independent physicians, provider and medical groups, and accountable care organizations, and payers, including health plans and other risk-bearing organizations. The platform meets providers and payers where they are, with a wide spectrum of solutions across the total cost of care risk spectrum, ranging from solutions for fee-for-service entities to global risk-bearing entities, and across patient type, including Medicare, Medicaid, commercial, and exchange-insured patients. This segment includes the wholly owned subsidiaries which operate as management services organizations, NMM and AMM, which enter into long-term management and/or administrative services agreements with providers and payers. By leveraging the Company’s care enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes. Revenue for this segment is primarily comprised of management and software fees, charged as a percentage of gross revenue or on a per-member-per-month basis.
Care Partners

The Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners with a shared vision for coordinated care delivery. By leveraging the Company’s unique care enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, the Company is able to organize partnered providers into successful multi-payer risk-bearing organizations which take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare, Medicaid, commercial, and exchange. Through the Company’s network of IPAs and ACOs the Company’s healthcare delivery entities are responsible for coordinating and delivering high quality care to patients. Under relevant accounting guidance, while IPAs and ACO are two operating segments, they share similar economic characteristics and meet other criteria which permit us to aggregate them into a single reportable segment, which the Company did. Revenue for this segment is primarily comprised of capitation and risk pool settlements and incentives.

The Company’s consolidated IPAs consist of the following: (i) APC, (ii) Alpha Care, (iii) Accountable Health Care, (iv) Jade, (v) APCMG, and (vi) AAMG. The Company’s ACO operates under the APAACO brand and participates in the CMS program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model.
Care Delivery

The Care Delivery segment is a patient-centric, data-driven care delivery organization focused on delivering high-quality and accessible care to all patients. The care delivery organization includes primary care, multi-specialty care, and ancillary care services. Revenue is primarily earned based on fee-for-service reimbursements, capitation, and performance-based incentives. This segment includes primary care clinics, operating under the AMG, a Professional Medical Corporation (“AMG”) and Valley Oaks Medical Group (“VOMG”) brands, multi-specialty care clinics and medical groups, operating under the ApolloMed Hospitalists, a Medical Corporation (“AMH”), Southern California Heart Centers, a Medical Corporation (“SCHC”), and AllCare Women’s Health brands, and ancillary service providers, operating under the 1 World Medicine Urgent Care Corporation (“1 World”), DMG, Concourse Diagnostic Surgery Center, LLC (“CDSC”), and Sun Clinical Laboratories (“Sun Labs”) brands.

Other is not a reportable segment and primarily consists of real estate operations and other entities that are individually immaterial. Revenue is comprised of equipment sales. Real estate revenue is presented in other income.
In the normal course of business, the reportable segments enter into transactions with each another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.
Corporate costs are unallocated and primarily include corporate initiatives, corporate infrastructure costs and corporate shared costs, such as finance, human resources, legal, and executives.
The following table presents information about the Company’s segments and have been recasted (in thousands):

	Twelve Months Ended December 31, 2022
	Care Enablement	Care Partners	Care Delivery	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$42,023	$1,051,464	$49,806	$870	$—		$—	$1,144,163
Intersegment	78,177	57	46,326	115	(124,675)		—	—
Total revenues	120,200	1,051,521	96,132	985	(124,675)		—	1,144,163

Cost of services	51,531	944,792	73,927	258	(125,823)		—	944,685
General and administrative(1)	41,628	21,507	13,234	2,681	(3,150)		19,313	95,213
Total expenses	93,159	966,299	87,161	2,939	(128,973)		19,313	1,039,898

Income (loss) from operations	$27,041	$85,222	$8,971	$(1,954)	$4,298	(2)	$(19,313)	$104,265

	Twelve Months Ended December 31, 2021
	Care Enablement	Care Partners	Care Delivery	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$35,851	$709,714	$28,064	$286	$—		$—	$773,915
Intersegment	71,842	—	18,627	74	(90,543)		—	—
Total revenues	107,693	709,714	46,691	360	(90,543)		—	773,915

Cost of services	41,557	607,081	37,537	(242)	(89,791)		—	596,142
General and administrative(1)	28,637	30,055	9,694	1,881	(3,097)		12,424	79,594
Total expenses	70,194	637,136	47,231	1,639	(92,888)		12,424	675,736

Income (loss) from operations	$37,499	$72,578	$(540)	$(1,279)	$2,345	(2)	$(12,424)	$98,179

	Twelve Months Ended December 31, 2020
	Care Enablement	Care Partners	Care Delivery	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$35,645	$638,865	$12,409	$261	$—		$—	$687,180
Intersegment	63,703	—	13,661	64	(77,428)		—	—
Total revenues	99,348	638,865	26,070	325	(77,428)		—	687,180

Cost of services	47,040	545,340	22,568	130	(75,867)		—	539,211
General and administrative(1)	23,243	30,250	7,429	509	(2,499)		8,534	67,466
Total expenses	70,283	575,590	29,997	639	(78,366)		8,534	606,677

Income (loss) from operations	$29,065	$63,275	$(3,927)	$(314)	$938	(2)	$(8,534)	$80,503

(1) Balance includes general and administrative expenses and depreciation and amortization.
(2) Income from operations for the intersegment elimination represents rental income from segments renting from other segments. Rental income is presented within other income which is not presented in the table.

22. Restatement of Quarterly Financial Information (Restated & Unaudited)

In connection with the restatement explained in Note 1 — “Restatement of Prior Financial Information”, the Company has restated herein its consolidated financial statements at March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021 and for each of the three months ended March 31, 2022 and 2021, June 30, 2022 and 2021, September 30, 2022 and 2021, and December 31, 2022 and 2021, in accordance with ASC Topic 250, Accounting Changes and Error Corrections, for the matters discussed above as well as other immaterial items.

The effect of the error corrections are as follows (in thousands, except per share amounts):

	March 31, 2022	Adjustments	March 31, 2022
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Income taxes receivable	$—	$1,007	$1,007
Total current assets	$444,416	$1,007	$445,423
Goodwill	$252,379	$(6,622)	$245,757
Income taxes receivable, non-current	$—	$15,943	$15,943
Total non-current assets	$467,915	$9,321	$477,236
Total assets	$912,331	$10,328	$922,659

Income taxes payable	$4,894	$(4,894)	$—
Total current liabilities	$160,436	$(4,894)	$155,542
Deferred tax liability	$9,686	$21,202	$30,888
Total non-current liabilities	$220,223	$21,202	$241,425
Total liabilities	$380,659	$16,308	$396,967

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$52,151	$903	$53,054

Retained earnings	$157,893	$(6,883)	$151,010
Total stockholders’ equity	$479,521	$(6,883)	$472,638

	Three months ended March 31, 2022	Adjustments	Three months ended March 31, 2022
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$6,195	$623	$6,818
Net income	$12,073	$(623)	$11,450
Net loss attributable to noncontrolling interests	$(2,191)	$(123)	$(2,314)
Net income attributable to Apollo Medical Holdings, Inc.	$14,264	$(500)	$13,764
Earnings per share – basic	$0.32	$(0.01)	$0.31
Earnings per share – diluted	$0.31	$(0.01)	$0.30

	June 30, 2022	Adjustments	June 30, 2022
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Income taxes receivable	$12,639	$7,047	$19,686
Total current assets	$461,038	$7,047	$468,085
Goodwill	$253,310	$(6,622)	$246,688
Income taxes receivable, non-current	$—	$15,943	$15,943
Total non-current assets	$490,026	$9,321	$499,347
Total assets	$951,064	$16,368	$967,432

Deferred tax liability	$9,257	$21,663	$30,920
Total non-current liabilities	$239,984	$21,663	$261,647
Total liabilities	$425,222	$21,663	$446,885

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$39,997	$1,038	$41,035

Retained earnings	$169,292	$(6,333)	$162,959
Total stockholders’ equity	$485,845	$(6,333)	$479,512

	Three months ended June 30, 2022	Adjustments	Three months ended June 30, 2022
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$6,038	$(686)	$5,352
Net income	$10,591	$686	$11,277
Net loss attributable to noncontrolling interests	$(808)	$135	$(673)
Net income attributable to Apollo Medical Holdings, Inc.	$11,399	$551	$11,950
Earnings per share – basic	$0.25	$0.02	$0.27
Earnings per share – diluted	$0.25	$0.01	$0.26

	September 30, 2022	Adjustments	September 30, 2022
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Income taxes receivable	$12,224	$2,169	$14,393
Total current assets	$443,616	$2,169	$445,785
Goodwill	$257,482	$(6,622)	$250,860
Income taxes receivable, non-current	$—	$15,943	$15,943
Total non-current assets	$499,790	$9,321	$509,111
Total assets	$943,406	$11,490	$954,896

Deferred tax liability	$4,701	$20,284	$24,985
Total non-current liabilities	$233,889	$20,284	$254,173
Total liabilities	$390,080	$20,284	$410,364

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$39,820	$338	$40,158

Retained earnings	$195,278	$(9,132)	$186,146
Total stockholders’ equity	$513,506	$(9,132)	$504,374

	Three months ended September 30, 2022	Adjustments	Three months ended September 30, 2022
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$13,867	$3,499	$17,366
Net income	$27,396	$(3,499)	$23,897
Net income attributable to noncontrolling interests	$1,410	$(698)	$712
Net income attributable to Apollo Medical Holdings, Inc.	$25,986	$(2,801)	$23,185
Earnings per share – basic	$0.58	$(0.06)	$0.52
Earnings per share – diluted	$0.56	$(0.06)	$0.50

	Three months ended December 31, 2022	Adjustments	Three months ended December 31, 2022
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$9,984	$1,354	$11,338
Net income	$471	$(1,354)	$(883)
Net income attributable to noncontrolling interests	$3,071	$(226)	$2,845
Net loss attributable to Apollo Medical Holdings, Inc.	$(2,600)	$(1,128)	$(3,728)
Earnings per share – basic	$(0.06)	$(0.02)	$(0.08)
Earnings per share – diluted	$(0.06)	$(0.02)	$(0.08)

	March 31, 2021	Adjustments	March 31, 2021
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Goodwill	$239,053	$(6,622)	$232,431
Income taxes receivable, non-current	$—	$6,483	$6,483
Total non-current assets	$473,005	$(139)	$472,866
Total assets	$843,280	$(139)	$843,141

Income taxes payable	$12,059	$(3,794)	$8,265
Total current liabilities	$126,347	$(3,794)	$122,553
Deferred tax liability	$10,038	$7,345	$17,383
Total non-current liabilities	$252,399	$7,345	$259,744
Total liabilities	$378,746	$3,551	$382,297

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$114,847	$(1,051)	$113,796

Retained earnings	$82,922	$(2,639)	$80,283
Total stockholders’ equity	$349,687	$(2,639)	$347,048

	Three months ended March 31, 2021	Adjustments	Three months ended March 31, 2021
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$6,776	$1,291	$8,067
Net income	$14,458	$(1,291)	$13,167
Net income attributable to noncontrolling interests	$1,307	$(292)	$1,015
Net income attributable to Apollo Medical Holdings, Inc.	$13,151	$(999)	$12,152
Earnings per share – basic	$0.31	$(0.02)	$0.29
Earnings per share – diluted	$0.30	$(0.02)	$0.28

	June 30, 2021	Adjustments	June 30, 2021
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Income taxes receivable	$—	$1,426	$1,426
Total current assets	$470,550	$1,426	$471,976
Goodwill	$239,053	$(6,622)	$232,431
Income taxes receivable, non-current	$—	$6,483	$6,483
Total non-current assets	$423,880	$(139)	$423,741
Total assets	$894,430	$1,287	$895,717

Income taxes payable	$2,215	$(2,215)	$—
Total current liabilities	$128,088	$(2,215)	$125,873
Deferred tax liability	$21,242	$10,453	$31,695
Total non-current liabilities	$219,904	$10,453	$230,357
Total liabilities	$347,992	$8,238	$356,230

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$141,856	$(1,742)	$140,114

Retained earnings	$95,580	$(5,209)	$90,371
Total stockholders’ equity	$404,582	$(5,209)	$399,373

	Three months ended June 30, 2021	Adjustments	Three months ended June 30, 2021
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$24,920	$3,261	$28,181
Net income	$59,530	$(3,261)	$56,269
Net income attributable to noncontrolling interests	$46,872	$(691)	$46,181
Net income attributable to Apollo Medical Holdings, Inc.	$12,658	$(2,570)	$10,088
Earnings per share – basic	$0.29	$(0.06)	$0.23
Earnings per share – diluted	$0.28	$(0.06)	$0.22

	September 30, 2021	Adjustments	September 30, 2021
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Goodwill	$243,353	$(6,623)	$236,730
Income taxes receivable, non-current	$—	$6,483	$6,483
Total non-current assets	$444,082	$(140)	$443,942
Total assets	$871,294	$(140)	$871,154

Income taxes payable	$4,024	$(1,586)	$2,438
Total current liabilities	$116,759	$(1,586)	$115,173
Deferred tax liability	$19,592	$8,241	$27,833
Total non-current liabilities	$222,714	$8,241	$230,955
Total liabilities	$339,473	$6,655	$346,128

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$91,500	$(1,711)	$89,789

Retained earnings	$129,859	$(5,084)	$124,775
Total stockholders’ equity	$440,321	$(5,084)	$435,237

	Three months ended September 30, 2021	Adjustments	Three months ended September 30, 2021
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Benefit from income taxes	$(120)	$(156)	$(276)
Net loss	$(5,385)	$156	$(5,229)
Net loss attributable to noncontrolling interests	$(39,664)	$31	$(39,633)
Net income attributable to Apollo Medical Holdings, Inc.	$34,279	$125	$34,404
Earnings per share – basic	$0.77	$—	$0.77
Earnings per share – diluted	$0.74	$—	$0.74

	Three months ended December 31, 2021	Adjustments	Three months ended December 31, 2021
	As Previously Reported		As Restated

CONSOLIDATED STATEMENTS OF INCOME

Benefit from income taxes	$(3,121)	$(1,157)	$(4,278)
Net loss	$(19,309)	$1,157	$(18,152)
Net loss attributable to noncontrolling interests	$(33,079)	$2,648	$(30,431)
Net income attributable to Apollo Medical Holdings, Inc.	$13,770	$(1,491)	$12,279
Earnings per share – basic	$0.31	$(0.03)	$0.28
Earnings per share – diluted	$0.30	$(0.03)	$0.27

The adjustments presented above with respect to the unaudited interim periods had no impact on the Company’s subtotal of operating, investing or financing cash flows for such periods.

The following tables set forth a summary of the Company’s unaudited quarterly operating results for each of the four quarters in each of the years ended December 31, 2022 and 2021. This quarterly data has been derived from the Company’s unaudited consolidated interim financial statements which, in the Company’s opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with the Company’s financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

	Three months ended March 31, 2022	Three months ended June 30, 2022	Three months ended September 30, 2022	Three months ended December 31, 2022
	(Restated)	(Restated)	(Restated)	(Restated)

SUMMARY OF THE UNAUDITED QUARTERLY OPERATING RESULTS

Total revenue	$263,258	$269,697	$317,001	$294,208
Total expenses	$237,047	$254,315	$266,910	$281,628
Income from operations	$26,211	$15,382	$50,091	$12,580
Net income (loss)	$11,450	$11,277	$23,897	$(883)
Net income (loss) attributable to Apollo Medical Holdings, Inc.	$13,764	$11,950	$23,185	$(3,728)
Earnings per share – basic	$0.31	$0.27	$0.52	$(0.08)
Earnings per share – diluted	$0.30	$0.26	$0.50	$(0.08)

	Three months ended March 31, 2021	Three months ended June 30, 2021	Three months ended September 30, 2021	Three months ended December 31, 2021
	(Restated)	(Restated)	(Restated)	(Restated)

SUMMARY OF THE UNAUDITED QUARTERLY OPERATING RESULTS

Total revenue	$176,058	$175,638	$227,117	$195,100
Total expenses	$154,277	$154,650	$173,957	$192,852
Income from operations	$21,781	$20,988	$53,160	$2,248
Net income (loss)	$13,167	$56,269	$(5,229)	$(18,152)
Net income attributable to Apollo Medical Holdings, Inc.	$12,152	$10,088	$34,404	$12,279
Earnings per share – basic	$0.29	$0.23	$0.77	$0.28
Earnings per share – diluted	$0.28	$0.22	$0.74	$0.27

23.    Subsequent Events
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A.    Controls and Procedures (Restated)
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
At the time our Annual Report on Form 10-K for the year ended December 31, 2022 was filed on March 1, 2023, our Co-Chief Executive Officers and Chief Financial and Strategy Officer had concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to that evaluation, as a result of a subsequently identified material weakness in internal control over financial reporting associated with accounting for income taxes that is described below in “Management’s Report on Internal Control Over Financial Reporting,” our Co-Chief Executive Officers and Chief Financial and Strategy Officer determined that our disclosure controls and procedures were not effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its principal executive officer and principal financial officer, and effected by such company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

i.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of our Co-Chief Executive Officers and Chief Financial and Strategy Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On March 1, 2023, we filed the Original Filing. At the time, our management, with the participation of our Co-Chief Executive Officers and Chief Financial and Strategy Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2022. Subsequent to that evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness described below. Accordingly, management has restated its report on internal control over financial reporting. This material weakness resulted in the restatement of the Company’s consolidated financial statements at December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020. Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Material Weakness in Internal Control over Financial Reporting Associated with Company’s Tax Provision
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. Management has identified a material weakness in the inadequate design of controls associated with the accounting for income taxes. Specifically, the Company did not sufficiently design controls to properly analyze, document, and review the completeness and accuracy of the Company’s assessment of the tax implications of intercompany dividends and the rationale for conclusions with respect to which entities were (or should have been) included in consolidated tax returns.
Management’s Remediation Plans
Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weakness associated with the income tax provision. The Company’s remediation actions include, but are not limited to, the following:

i.We have hired additional personnel that are experienced in tax matters and are implementing controls to ensure the completeness and accuracy of the Company’s tax filing structure.

ii.We continue to design and implement relevant controls to enable an effective and timely review of the income tax consequences of intercompany transactions and consolidated tax group determinations. This includes the identification of relevant supporting documentation and the retention of sufficient detailed evidence of review procedures performed.
We believe these measures will remediate the material weakness, but management is assessing the need for any additional steps to remediate the underlying causes that gave rise to this weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary.
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-K Amendment No. 1 fairly present, in all material respects, our results of operations and cash flows for year ended December 31, 2022 and our financial condition as of such date, in accordance with GAAP.

Our independent registered public accounting firm, Ernst & Young LLP audited our consolidated financial statements for the fiscal year ended December 31, 2022 included in this Form 10-K Amendment No. 1, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included below.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Apollo Medical Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Apollo Medical Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Apollo Medical Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

In our report dated March 1, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the accounting for income taxes, and has further concluded that such deficiency represented a material weakness as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of December 31, 2022’s internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal control over financial reporting related to the inadequate design of controls associated with the accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, mezzanine and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, except for the effects of the restatement discussed in Note 1, as well as the reportable segments disclosures discussed in Note 21, as to which the date is August 9, 2023, which expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2023, except for the effect of the material weakness described in the third paragraph above, as to which the date is August 9, 2023

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this Item is contained in the Company’s Proxy Statement for the 2023 Annual Meeting, which was filed with the SEC on April 28, 2023 (the “2023 Proxy Statement”), which information is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item is contained in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is contained in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is contained in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is contained in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.

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

10.55***
First Amendment to Amended and Restated Credit Agreement dated as of December 20,2022, by and among Apollo Medical Holdings Inc., as Borrower, the Lenders from time to time party thereto, and Truist Bank, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.

21.1***	Subsidiaries of Apollo Medical Holdings, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1***	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*    Filed herewith
**    Furnished herewith

***    Filed as an exhibit to the Original Filing, filed with the SEC on March 1, 2023.
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

APOLLO MEDICAL HOLDINGS, INC.

Date: August 9, 2023	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H.
Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Brandon Sim
Brandon Sim
Co-Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ Thomas Lam	Co-Chief Executive Officer (Principal Executive Officer), President, and Director	August 9, 2023
Thomas Lam, M.D., M.P.H.

By:	/s/ Brandon Sim	Co-Chief Executive Officer (Principal Executive Officer)	August 9, 2023
Brandon Sim

By:	/s/ Chandan Basho	Chief Financial and Strategy Officer (Principal Financial Officer)	August 9, 2023
Chandan Basho

By:	/s/ John Vong	Chief Accounting Officer (Principal Accounting Officer)	August 9, 2023
John Vong

By:	*	Executive Chairman, Director	August 9, 2023
Kenneth Sim, M.D

By:	*	Director	August 9, 2023
John Chiang

By:	*	Director	August 9, 2023
Weili Dai

By:	*	Director	August 9, 2023
J. Lorraine Estradas

By:	*	Director	August 9, 2023
Mitchell Kitayama

By:	*	Director	August 9, 2023
Linda Marsh

By:	*	Director	August 9, 2023
Matthew Mazdyasni

By:	*	Director	August 9, 2023
David Schmidt

*By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H.
Attorney-in-Fact