Form 10-Q/A
period 2023-03-31
Apollo Medical Holdings, Inc.
filed 2023-08-09
CIK 1083446

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

Explanatory Note

Apollo Medical Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q Amendment No. 1”) to amend the Quarterly Report on Form 10-Q (“Original Filing”) for the quarter ended March 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2023. This Form 10-Q Amendment No. 1 amends the Original Filing to include restated unaudited consolidated financial statements for the periods presented in Part I, Item 1 of the Original Filing primarily as a result of errors related to the Company’s tax provision as well as other immaterial items (refer to Note 1 – “Restatement of Prior Financial Information” to our unaudited consolidated financial statements under Item 1 in this Form 10-Q Amendment No. 1 for additional information). In connection with the tax provision errors identified, management has re-evaluated its disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 due to a material weakness in internal control over financial reporting related to the ineffective design of controls related to income taxes.

Restatement of Prior Financial Information.

As previously summarized in our Current Report on Form 8-K filed with the SEC on August 7, 2023, in the second quarter of 2023, the Company began a review of the tax implications of intercompany dividends and the rationale for conclusions with respect to which entities were (or should have been) included in consolidated tax returns, and related accounting matters. In connection with such review, the Company identified unintentional errors in its accounting for the income tax effects of certain intercompany dividends and certain net operating losses. Specifically, the Company failed to accrue for income tax expense on certain intercompany dividends. Although the Company accrued taxes on the income generated by the subsidiary that made the intercompany dividend, the additional taxes due by the subsidiary entitled to the dividend were not accrued. Also, based on a review of historical tax filings, the Company concluded that its previous determination regarding the realizability of certain net operating losses was incorrect resulting in an overstatement of the valuation allowance with respect to such net operating losses. The errors resulted in a net understatement of income tax expense in prior periods and also had an impact on purchase accounting (goodwill) as a portion of the deferred tax assets affected by the errors pertained to acquisitions made in 2019. The Company has determined that the adjustments as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022 were material and require restatement. The Company is evaluating changes to its tax structure to reduce the current effective tax rate and amount of cash taxes.

On August 4, 2023, the Audit Committee of the Board of Directors of the Company, based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued unaudited consolidated financial statements included in the Original Filing should no longer be relied upon. Similarly, related earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the financial statements in the Original Filing should no longer be relied upon. The Company previously filed an amendment to the Annual Report on Form 10-K for the year ended December 31, 2022, restating the applicable financial statements.

This Amendment sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Filing have been amended:
•Part I
◦Item 1 - Consolidated Financial Statements
▪to reflect the restatement in our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022
▪to reflect the restatement in our Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022
▪to reflect the restatement in our Consolidated Statements of Mezzanine and Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022
▪to reflect the restatement in our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022
▪to reflect the restatement in certain Notes to our Consolidated Financial Statements
◦Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
▪to revise “Results of Operations”, “Reconciliation of Net Income to EBITDA and Adjusted EBITDA”, and “Liquidity and Capital Resources” as a result of the restatement

◦Item 4 - Controls and Procedures
▪to amend for a material weaknesses in our internal control over financial reporting associated with the Company’s tax provision

•Part II
◦Item 6 - Exhibits
▪provide updated Certifications of Principal Executive Officers and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed or furnished as Exhibits 31.1, 31.2, 31.3, and 32

In accordance with applicable SEC rules, this Form 10-Q Amendment No. 1 also includes an updated signature page.

Except as described above, this Form 10-Q Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Form 10-Q Amendment No. 1 does not reflect events occurring after the Original Filing and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Form 10-Q Amendment No. 1 should be read in conjunction with the Company’s other filings with the SEC.

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
    Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2023	December 31, 2022
	(Unaudited)
	As restated (see Note 1)	As restated
Assets

Current assets
Cash and cash equivalents	$274,613	$288,027
Investments in marketable securities	4,114	5,567
Receivables, net	76,005	49,631
Receivables, net – related parties	74,877	65,147
Income taxes receivable	—	—
Other receivables	1,929	1,834
Prepaid expenses and other current assets	22,170	14,798
Loans receivable	973	996
Loan receivable – related party	—	2,125

Total current assets	454,681	428,125

Non-current assets
Land, property, and equipment, net	113,361	108,536
Intangible assets, net	77,675	76,861
Goodwill	269,406	269,053
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	43,108	40,299
Investments in privately held entities	896	896
Operating lease right-of-use assets	18,431	20,444
Other assets	5,441	6,056

Total non-current assets	544,261	538,088

Total assets(1)	$998,942	$966,213

Liabilities, mezzanine equity and equity

Current liabilities

Accounts payable and accrued expenses	$49,486	$49,562
Fiduciary accounts payable	8,976	8,065
Medical liabilities	98,396	81,255
Income taxes payable	11,289	4,279
Dividend payable	664	664
Finance lease liabilities	579	594

	March 31, 2023	December 31, 2022
	(Unaudited)
	As restated (see Note 1)	As restated
Operating lease liabilities	3,234	3,572
Current portion of long-term debt	621	619

Total current liabilities	173,245	148,610

Non-current liabilities
Deferred tax liability	14,363	14,217
Finance lease liabilities, net of current portion	1,136	1,275
Operating lease liabilities, net of current portion	18,164	19,915
Long-term debt, net of current portion and deferred financing costs	204,944	203,389
Other long-term liabilities	21,806	20,260

Total non-current liabilities	260,413	259,056

Total liabilities(1)	433,658	407,666

Commitments and contingencies (Note 13)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation	14,277	14,237

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 46,488,443 and 46,575,699 shares issued and outstanding, excluding 10,569,340 and 10,299,259 treasury shares, as of March 31, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	352,697	360,097
Retained earnings	195,549	182,417
Total stockholders’ equity	548,293	542,561

Non-controlling interest	2,714	1,749

Total equity	551,007	544,310

Total liabilities, mezzanine equity and equity	$998,942	$966,213
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1)The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $529.3 million and $523.7 million as of March 31, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $129.4 million and $131.8 million as of March 31, 2023 and December 31, 2022, respectively. The VIE balances do not include $375.6 million of investment in affiliates and $34.0 million of amounts due from affiliates as of March 31, 2023 and $304.8 million of investment in affiliates and $30.3 million of amounts due from affiliates as of December 31, 2022 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 17 — “Variable Interest Entities (VIEs)” for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	As restated (see Note 1)	As restated (see Note 1)
Revenue
Capitation, net	$300,204	$222,060
Risk pool settlements and incentives	13,462	18,075
Management fee income	9,896	10,473
Fee-for-service, net	12,062	11,095
Other income	1,620	1,555

Total revenue	337,244	263,258

Operating expenses
Cost of services, excluding depreciation and amortization	289,397	220,730
General and administrative expenses	21,182	11,943
Depreciation and amortization	4,292	4,374

Total expenses	314,871	237,047

Income from operations	22,373	26,211

Other (expense) income
Income from equity method investments	2,484	1,433
Interest expense	(3,269)	(1,073)
Interest income	3,009	46
Unrealized loss on investments	(6,392)	(8,962)
Other income	1,204	613

Total other expense, net	(2,964)	(7,943)

Income before provision for income taxes	19,409	18,268

Provision for income taxes	6,921	6,818

Net income	12,488	11,450

Net loss attributable to non-controlling interest	(644)	(2,314)

Net income attributable to Apollo Medical Holdings, Inc.	$13,132	$13,764

Earnings per share – basic	$0.28	$0.31

Earnings per share – diluted	$0.28	$0.30
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2023 (restated)	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310
Net (loss) income (restated)	(1,729)	—	—	—	13,132	1,085	14,217
Shares issued for vesting of restricted stock awards	—	57,825	—	(109)	—	—	(109)
Shares issued for exercise of options and warrants	—	125,000	—	1,250	—	—	1,250
Purchase of treasury shares	—	(270,081)	—	(9,539)	—	—	(9,539)
Share-based compensation	—	—	—	3,445	—	—	3,445
Dividends	—	—	—	—	—	(120)	(120)
Transfer of common control entities (restated)	1,769	—	—	(2,447)	—	—	(2,447)
Balance at March 31, 2023 (restated)	$14,277	46,488,443	$47	$352,697	$195,549	$2,714	$551,007

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2022 (restated)	$56,535	44,630,873	$45	$310,876	$137,246	$5,940	$454,107
Net (loss) income (restated)	(3,252)	—	—	—	13,764	938	14,702
Purchase of non-controlling interest	—	—	—	—	—	(200)	(200)
Sale of non-controlling interest	—	—	—	—	—	36	36
Share buy back	(230)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	81,779	—	—	—	—	—
Shares issued for exercise of options and warrants	—	124,735	—	1,573	—	—	1,573
Share-based compensation	—	—	—	3,055	—	—	3,055
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Dividends	—	—	—	—	—	(1,178)	(1,178)
Balance at March 31, 2022 (restated)	$53,053	44,845,059	$45	$316,047	$151,010	$5,536	$472,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	As restated (see Note 1)	As restated (see Note 1)
Cash flows from operating activities
Net income	$12,488	$11,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,292	4,374
Amortization of debt issuance cost	237	237
Share-based compensation	3,445	3,055
Unrealized loss on investments	5,755	10,556
Income from equity method investments	(2,484)	(1,433)
Unrealized loss (gain) on interest rate swaps	637	(1,593)
Deferred tax	283	2,179
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(26,373)	(44,673)
Receivables, net – related parties	(9,730)	(6,865)
Other receivables	(94)	(3,613)
Prepaid expenses and other current assets	(506)	4,170
Right-of-use assets	2,013	672
Other assets	(23)	2,016
Accounts payable and accrued expenses	(4,517)	3,735
Fiduciary accounts payable	911	(4,229)
Medical liabilities	17,141	39,974
Income taxes payable/receivable	6,333	4,671
Operating lease liabilities	(2,088)	(645)
Net cash provided by operating activities	7,720	24,038

Cash flows from investing activities
Payments for business acquisition, net of cash acquired	—	(999)
Proceeds from repayment of loans receivable – related parties	2,141	19
Purchase of marketable securities	(1,000)	(21)
Purchase of investment – equity method	(325)	—
Purchases of property and equipment	(6,027)	(17,489)
Deposit for purchase of property	(8,824)	—
Distribution from investment - equity method	—	200
Contribution to investment - equity method	—	(1,435)
Net cash used in investing activities	(14,035)	(19,725)

Cash flows from financing activities
Dividends paid	(120)	(1,178)
Repayment of long-term debt	(153)	(52)
Payment of finance lease obligations	(154)	(141)
Proceeds from the exercise of stock options and warrants	1,250	1,573
Repurchase of shares	—	(230)

	Three Months Ended March 31,
	2023	2022
	As restated (see Note 1)	As restated (see Note 1)
Repurchase of treasury shares	(9,539)	—
Proceeds from sale of non-controlling interest	—	38
Purchase of non-controlling interest	—	(200)
Borrowings on loans	1,617	722
Net cash (used in) provided by financing activities	(7,099)	532

Net (decrease) increase in cash and cash equivalents	(13,414)	4,845

Cash and cash equivalents beginning of period	288,027	233,097

Cash and cash equivalents end of period	$274,613	$237,942

Supplementary disclosures of cash flow information
Cash paid for interest	2,991	845

Supplemental disclosures of non-cash investing and financing activities
Non-cash business acquisition	$3,844	$—
Fixed asset obtained in exchange for finance lease liabilities	$—	$398
Common stock issued in business combination	$—	$1,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Restatement of Prior Financial Information

In connection with a review of Apollo Medical Holdings, Inc.’s (the “Company” or “ApolloMed”) tax implications of intercompany dividends and the rationale for conclusions with respect to which entities were (or should have been) included in consolidated tax returns, and related accounting matters, the Company identified errors in its accounting for the income tax effects of certain intercompany dividends and certain net operating losses. Specifically, the Company failed to accrue for income tax expense on certain intercompany dividends. Although the Company accrued taxes on the income generated by the subsidiary that made the intercompany dividend, the additional taxes due by the subsidiary entitled to the dividend were not accrued. Also, based on a review of historical tax filings, the Company concluded that its previous determination regarding the realizability of certain net operating losses was incorrect resulting in an overstatement of the valuation allowance with respect to such net operating losses. The errors resulted in a net understatement of income tax expense in prior periods and also had an impact on purchase accounting (goodwill) as a portion of the deferred tax assets affected by the errors pertained to acquisitions made in 2019. The Company has restated herein its consolidated financial statements at March 31, 2023 and December 31, 2022 and for each of the three months ended March 31, 2023 and 2022, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, for the matters discussed above as well as other immaterial items. The Company previously restated its consolidated balance sheet as of December 31, 2022 in its Form 10-K/A for the year ended December 31, 2022, filed with the Securities and Exchange Commission on August 9, 2023.
The effect of the error corrections are as follows (in thousands, except per share amounts):

	March 31, 2023	Adjustments	March 31, 2023
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Receivables, net	$79,003	$(2,998)	$76,005
Income taxes receivable	$9	$(9)	$—
Total current assets	$457,688	$(3,007)	$454,681
Goodwill	$276,028	$(6,622)	$269,406
Income taxes receivable, non-current	$—	$15,943	$15,943
Total non-current assets	$534,940	$9,321	$544,261
Total assets	$992,628	$6,314	$998,942

Medical liabilities	$101,394	$(2,998)	$98,396
Income taxes payable	$—	$11,289	$11,289
Total current liabilities	$164,954	$8,291	$173,245
Deferred tax liability	$3,695	$10,668	$14,363
Total non-current liabilities	$249,745	$10,668	$260,413
Total liabilities	$414,699	$18,959	$433,658

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$14,729	$(452)	$14,277

Retained earnings	$207,300	$(11,751)	$195,549
Non-controlling interest	$3,156	$(442)	$2,714
Total stockholders’ equity	$563,200	$(12,193)	$551,007

	Three months ended March 31, 2023	Adjustments	Three months ended March 31, 2023
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$5,102	$1,819	$6,921
Net income	$14,307	$(1,819)	$12,488
Net income attributable to noncontrolling interests	$(315)	$(329)	$(644)
Net income attributable to Apollo Medical Holdings, Inc.	$14,622	$(1,490)	$13,132
Earnings per share – basic	$0.31	$(0.03)	$0.28
Earnings per share – diluted	$0.31	$(0.03)	$0.28

	March 31, 2023	Adjustments	March 31, 2023
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

Mezzanine Equity – Non-controlling Interest in APC - Net loss	$(1,400)	$(329)	$(1,729)
Retained Earnings (Accumulated Deficit) - Net income	$14,622	$(1,490)	$13,132
Mezzanine Equity – Non-controlling Interest in APC	$14,729	$(452)	$14,277
Retained Earnings (Accumulated Deficit)	$207,300	$(11,751)	$195,549
Non-controlling interest	$3,156	$(442)	$2,714
Stockholders’ Equity	$563,200	$(12,193)	$551,007

	Three months ended March 31, 2023	Adjustments	Three months ended March 31, 2023
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Net income	$14,307	$(1,819)	$12,488
Deferred tax	$790	$(507)	$283
Income taxes payable/receivable	$4,007	$2,326	$6,333

	December 31, 2022	Adjustments	December 31, 2022
	As previously reported		As restated

CONSOLIDATED BALANCE SHEETS

Receivables, net	$52,629	$(2,998)	$49,631
Income taxes receivable	$4,015	$(4,015)	$—
Total current assets	$435,138	$(7,013)	$428,125
Goodwill	$275,675	$(6,622)	$269,053
Income taxes receivable, non-current	$—	$15,943	$15,943
Total non-current assets	$528,767	$9,321	$538,088
Total assets	$963,905	$2,308	$966,213

Medical liabilities	$84,253	$(2,998)	$81,255
Income taxes payable	$—	$4,279	$4,279
Total current liabilities	$147,329	$1,281	$148,610
Deferred tax liability	$3,042	$11,175	$14,217
Total non-current liabilities	$247,881	$11,175	$259,056
Total liabilities	$395,210	$12,456	$407,666

Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation ("APC")	$13,682	$555	$14,237

Retained earnings	$192,678	$(10,261)	$182,417
Non-controlling interest	$2,191	$(442)	$1,749
Total stockholders' equity	$555,013	$(10,703)	$544,310

	Three months ended March 31, 2022	Adjustments	Three months ended March 31, 2022
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF INCOME

Provision for income taxes	$6,195	$623	$6,818
Net income	$12,073	$(623)	$11,450
Net income attributable to noncontrolling interests	$(2,191)	$(123)	$(2,314)
Net income attributable to Apollo Medical Holdings, Inc.	$14,264	$(500)	$13,764
Earnings per share – basic	$0.32	$(0.01)	$0.31
Earnings per share – diluted	$0.31	$(0.01)	$0.30

	March 31, 2022	Adjustments	March 31, 2022
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY

Mezzanine Equity – Non-controlling Interest in APC - Net loss	$(3,129)	$(123)	$(3,252)
Retained Earnings (Accumulated Deficit) - Net income	$14,264	$(500)	$13,764
Mezzanine Equity – Non-controlling Interest in APC	$52,151	$902	$53,053
Retained Earnings (Accumulated Deficit)	$157,893	$(6,883)	$151,010
Non-controlling interest
Stockholders’ Equity	$479,521	$(6,883)	$472,638

	Three months ended March 31, 2022	Adjustments	Three months ended March 31, 2022
	As previously reported		As restated

CONSOLIDATED STATEMENTS OF CASH FLOWS

Net income	$12,073	$(623)	$11,450
Deferred tax	$1,985	$194	$2,179
Income taxes payable/receivable	$4,241	$430	$4,671
The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

2.    Description of Business
Overview
ApolloMed is a leading physician-centric, technology-powered, risk-bearing healthcare company. Leveraging its proprietary end-to-end technology solutions, ApolloMed operates an integrated healthcare delivery platform that enables providers to participate successfully in value-based care arrangements, thus empowering them to deliver high-quality care to patients in a cost-effective manner. ApolloMed was merged with Network Medical Management (“NMM”) in December 2017 (the “2017 Merger”). As a result of the 2017 Merger, NMM became a wholly owned subsidiary of ApolloMed, and the former NMM shareholders own a majority of the issued and outstanding common stock of ApolloMed and maintain control of the board of directors. Unless the context dictates otherwise, references in these notes to the financial statements, the “Company,” “we,” “us,” “our,” and similar words are references to ApolloMed and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
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

3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on August 9, 2023. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future periods.
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

Variable Interest Model
If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company; that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (economics). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 17 — “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE, but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

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
Reportable Segments
As of March 31, 2023, the Company operates in three reportable segments: Care Enablement, Care Partners, and Care Delivery. Refer to Note 19 — “Segments” to the consolidated financial statements for information on the Company’s segments.
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

	Three Months Ended March 31,
	2023	2022

Commercial	$40,019	$42,140
Medicare	216,310	133,659
Medicaid	67,339	71,663
Other third parties	13,576	15,796
Revenue	$337,244	$263,258

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended March 31,
	2023	2022

Payor A	*	10.6%
Payor B	41.5%	30.4%
*Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of March 31, 2023	As of December 31, 2022

Payor B (restated)	32.0%	25.0%
Payor C (restated)	45.0%	50.0%
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
Derivative Financial Instruments
Interest Rate Swap and Collar Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap and collar agreements to effectively convert its floating-rate debt to a fixed-rate basis or to a rate within the agreed upon range. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 10 — “Credit Facility, Bank Loans, and Lines of Credit” for further information on our debt. Interest rate swap and collar agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.
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
Contingent Equity Securities
In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Nutex, ApolloMed is entitled to additional common stock if Nutex did not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered to be derivatives but are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model, which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. Based on the outcome, the metric was not achieved and the Company received additional common stock during the three months ended March 31, 2023. As of March 31, 2023, the common stock from the contingent equity securities is recognized within investments in marketable securities in the accompanying consolidated balance sheet. See Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies - Investment in Marketable Securities” in the accompanying consolidated financial statements for information on the treatment of the marketable securities. As of December 31, 2022, the contingent equity securities were valued at $1.9 million, and were presented within prepaid and other current assets in the accompanying consolidated balance sheets.
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
Basic and Diluted Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income attributable to holders of the Company’s common stock by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding, plus the effect of dilutive securities outstanding during the periods presented, using the treasury stock method. Refer to Note 16 — “Earnings Per Share” for a discussion of shares treated as treasury shares for accounting purposes.
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

4.    Business Combinations, Asset Acquisitions, and Goodwill
Chinese Community Health Care Association (“CCHCA”)
On March 1, 2023, the Company acquired certain healthcare assets from Chinese Community Health Care Association. CCHCA is a non-profit independent physician association in the San Francisco Community. The purchase price consists of cash funded on May 1, 2023. As the cash was not paid on closing date, the purchase price was accrued and presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets. The Company is in the process of finalizing its purchase price allocation for this acquisition.

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
Goodwill is not deductible for tax purposes.
The change in the carrying value of goodwill for the three months ended March 31, 2023 was as follows (in thousands):

Balance, 1/1/2023, (restated)	$269,053
Adjustments	353
Balance, March 31, 2023	$269,406

5.    Intangible Assets, Net
At March 31, 2023, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross March 31, 2023	Accumulated Amortization	Net March 31, 2023
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(97,882)	52,797
Management contracts	15	22,832	(15,595)	7,237
Member relationships	12	20,477	(5,813)	14,664
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(270)	741
Developed technology	6	107	(21)	86
		$199,316	$(121,641)	$77,675
At December 31, 2022, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2022	Accumulated Amortization	Net December 31, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(95,451)	55,228
Management contracts	15	22,832	(15,208)	7,624
Member relationships	12	16,633	(5,619)	11,014
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(257)	754
Developed technology	6	107	(16)	91
		$195,472	$(118,611)	$76,861
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

8.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and other accruals	$13,887	$10,473
Capitation payable	4,077	4,229
Subcontractor IPA payable	2,870	2,415
Professional fees	2,396	2,709
Due to related parties	2,848	3,304
Contract liabilities	1,695	531
Accrued compensation	8,789	15,301
Other provider payable	12,924	10,600
Total accounts payable and accrued expenses	$49,486	$49,562

9.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	March 31, 2023	March 31, 2022
Medical liabilities, beginning of period (restated)	$81,255	$55,783
Components of medical care costs related to claims incurred:
Current period	223,713	153,535
Prior periods	(8,950)	(175)
Total medical care costs	214,763	153,360
Payments for medical care costs related to claims incurred:
Current period	(136,743)	(70,120)
Prior periods	(61,736)	(44,035)
Total paid	(198,479)	(114,155)
Adjustments	857	770

Medical liabilities, end of period	$98,396	$95,758

10.    Credit Facility, Bank Loans, and Lines of Credit
Credit Facility
The Company’s debt balance consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Revolver Loan	$180,000	$180,000
Real Estate Loans	23,015	23,168
Construction Loans	5,632	4,159
Total debt	208,647	207,327

Less: Current portion of debt	(621)	(619)
Less: Unamortized financing costs	(3,082)	(3,319)

Long-term debt	$204,944	$203,389
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

11.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature of the APC shares (see Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies — Mezzanine Equity”) is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable, as of March 31, 2023 and December 31, 2022.
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

12.    Stock-Based Compensation
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
APC and Alpha Care established irrevocable standby letters of credit with a Preferred Bank for a total of $0.3 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 10 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
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

14.    Related-Party Transactions
During the three months ended March 31, 2023 and 2022, NMM recognized approximately $5.0 million and $6.3 million, respectively, in management fees from LMA. LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 6 — “Investments in Other Entities - Equity Method”).
During the three months ended March 31, 2023 and 2022, NMM recognized approximately $0.5 million and $0.4 million, respectively, in management fees from Arroyo Vista Family Health Center (“Arroyo Vista”). Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the three months ended March 31, 2023 and 2022, APC paid approximately $0.6 million and $0.7 million, respectively, to PMIOC for provider services, which is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities — Equity Method”).
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
During the three months ended March 31, 2023 and 2022, NMM paid approximately $0.4 million and $0.4 million, respectively, to One MSO for an office lease, which is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 6 — “Investments in Other Entities — Equity Method”).
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
For equity method investments and loans receivable from related parties, see Note 6 — “Investment in Other Entities — Equity Method” and Note 7 — “Loan Receivable and Loan Receivable — Related Parties,” respectively.

15.    Income Taxes (Restated)
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
The Company’s effective income tax rate for the three months ended March 31, 2023 and 2022, was 35.7% and 37.3%, respectively. The tax rate for the three months ended March 31, 2023, differed from the U.S. federal statutory rate primarily due to state income taxes, tax on dividend distributions and income from flow-through entities.
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

16.    Earnings Per Share
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
Below is a summary of the earnings per share computations:

Three Months Ended March 31,	2023	2022
Earnings per share – basic (restated)	$0.28	$0.31
Earnings per share – diluted (restated)	$0.28	$0.30
Weighted average shares of common stock outstanding – basic	46,555,406	44,681,218
Weighted average shares of common stock outstanding – diluted	46,954,687	45,994,868

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended March 31,	2023	2022
Weighted average shares of common stock outstanding – basic	46,555,406	44,681,218
Stock options	306,933	482,337
Warrants	—	729,422
Restricted stock awards	48,191	101,891
Contingently issuable shares	44,157	—
Weighted average shares of common stock outstanding – diluted	46,954,687	45,994,868

17.    Variable Interest Entities (VIEs)
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

The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies — Variable Interest Entities” to the accompanying consolidated financial statements for information on how the Company determines VIEs and their treatment.
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

	March 31, 2023	December 31, 2022
Assets

Current assets
Cash and cash equivalents	$96,018	$97,669
Investment in marketable securities	1,538	4,543
Receivables, net	14,369	11,503
Receivables, net – related party	70,565	62,190
Income taxes receivable (restated)	—	8,580
Other receivables	1,268	1,236
Prepaid expenses and other current assets	18,241	9,289
Loan receivable	—	22
Loan receivable – related party	—	2,125
Amount due from affiliates*	33,979	30,340
Total current assets	235,978	227,497

Non-current assets
Land, property, and equipment, net	110,829	106,486
Intangible assets, net	51,667	53,964
Goodwill (restated)	110,182	111,539
Income taxes receivable, non-current (restated)	15,943	15,943
Investment in affiliates*	375,614	304,755
Investments in other entities – equity method	29,758	27,561
Investment in privately held entities	405	405
Operating lease right-of-use assets	4,961	6,503
Other assets	3,513	4,169

Total non-current assets	702,872	631,325

Total assets	$938,850	$858,822

Current liabilities
Accounts payable and accrued expenses	$22,823	$23,632
Fiduciary accounts payable	8,923	7,853
Medical liabilities	43,948	48,100
Income taxes payable (restated)	2,756	—
Dividends payable	638	638
Current portion of long-term debt	621	619

	March 31, 2023	December 31, 2022
Finance lease liabilities	579	594
Operating lease liabilities	1,489	1,800

Total current liabilities	81,777	83,236

Non-current liabilities
Long-term debt, net of current portion and deferred financing costs	27,965	26,645
Deferred tax liability (restated)	3,680	4,591
Finance lease liabilities, net of current portion	1,136	1,275
Operating lease liabilities, net of current portion	6,136	7,484
Other long-term liabilities	8,686	8,542

Total non-current liabilities	47,603	48,537

Total liabilities	$129,380	$131,773
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

18.    Leases
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
19.    Segments
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

20.    Subsequent Events
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 9, 2023.
Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 1–“Restatement of Prior Financial Information” to our unaudited consolidated financial statements under Part I, Item 1 in this Form 10-Q Amendment No. 1. For further detail regarding the restatement, see “Explanatory Note”. This section does not substantively amend, update or change any disclosures or analysis contained in the Original Filing, and accordingly, does not reflect any information or events occurring after May 10, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
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
The majority of our patients are covered by private or public insurance provided through Medicare, Medicaid, and health maintenance organizations (“HMOs”). However, a small portion of our revenue comes from non-insured patients. We provide care coordination services to each major constituent of the healthcare delivery system, including patients, families, primary care physicians, specialists, acute care hospitals, alternative sites of inpatient care, physician groups, and health plans. Our physician network consists of primary care physicians, specialist physicians, physician and specialist extenders, and hospitalists. We operate primarily through Apollo Medical Holdings, Inc. (“ApolloMed”) and the following subsidiaries: NMM, AMM, and APAACO and their consolidated entities, including consolidated VIEs. Refer to Note 3 — “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for all consolidated entities.
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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	Restated	Restated
Revenue
Capitation, net	$300,204	$222,060	$78,144	35%
Risk pool settlements and incentives	13,462	18,075	(4,613)	(26)%
Management fee income	9,896	10,473	(577)	(6)%
Fee-for-services, net	12,062	11,095	967	9%
Other income	1,620	1,555	65	4%

Total revenue	337,244	263,258	73,986	28%

Operating expenses
Cost of services, excluding depreciation and amortization	289,397	220,730	68,667	31%
General and administrative expenses	21,182	11,943	9,239	77%
Depreciation and amortization	4,292	4,374	(82)	(2)%

Total expenses	314,871	237,047	77,824	33%

Income from operations	22,373	26,211	(3,838)	(15)%

Other expense
Income from equity method investments	2,484	1,433	1,051	73%
Interest expense	(3,269)	(1,073)	(2,196)	205%
Interest income	3,009	46	2,963	*
Unrealized loss on investments	(6,392)	(8,962)	2,570	(29)%
Other income	1,204	613	591	96%
Total other expense, net	(2,964)	(7,943)	4,979	(63)%

Income before provision for income taxes	19,409	18,268	1,141	6%

Provision for income taxes	6,921	6,818	103	2%

Net income	12,488	11,450	1,038	9%

Net loss attributable to non-controlling interest	(644)	(2,314)	1,670	(72)%

Net income attributable to Apollo Medical Holdings, Inc.	$13,132	$13,764	$(632)	(5)%
*    Percentage change of over 500%

Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended March 31, 2023 was $13.1 million, as compared to $13.8 million for the same period in 2022, a decrease of $0.6 million.
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
Provision for Income Taxes
Provision for income taxes was $6.9 million for the three months ended March 31, 2023 as compared to provision for income taxes of $6.8 million for the same period in 2022, an increase of $0.1 million. The decrease in provision for income taxes was due to a lower effective tax rate.
Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests for the three months ended March 31, 2023 was $0.6 million, as compared to net loss attributable to non-controlling interests for the three months ended March 31, 2022 of $2.3 million, respectively, an increase in net income attributable to non-controlling interest of $1.7 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of our marketable securities related to shares held of a payor partner.

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

Guidance Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	2023 Guidance Range
(in thousands)	Low	High
Net income	$49,500	$71,500
Interest expense	1,000	1,000
Provision for income taxes	23,000	38,000
Depreciation and amortization	16,000	19,000
EBITDA	89,500	129,500

Loss (income) from equity method investments	(750)	(750)
Other, net	3,250	3,250
Stock-based compensation	16,000	16,000
APC excluded assets costs	12,000	12,000
Adjusted EBITDA	$120,000	$160,000
Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA (Restated)

	Three Months Ended March 31,
(in thousands)	2023		2022

Net income	$12,488		$11,450
Interest expense	3,269		1,073
Interest income	(3,009)		(46)
Provision for income taxes	6,921		6,818
Depreciation and amortization	4,292		4,374
EBITDA	23,961		23,669

Income from equity method investments	(249)		(148)
Other, net	1,402	(1)	—
Stock-based compensation	3,445		3,055
APC excluded assets costs	1,266		7,784
Adjusted EBITDA	$29,825		$34,360	(2)

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

Liquidity and Capital Resources (Restated)
Cash, cash equivalents, and investment in marketable securities at March 31, 2023 totaled $278.7 million as compared to $293.6 million at December 31, 2022. Working capital totaled $281.4 million at March 31, 2023, as compared to $279.5 million at December 31, 2022, an increase of $1.9 million.
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
Our cash and cash equivalents decreased by $13.4 million from $288.0 million at December 31, 2022, to $274.6 million at March 31, 2023. Cash provided by operating activities for the three months ended March 31, 2023 was $7.7 million, as compared to cash provided by operating activities of $24.0 million for the three months ended March 31, 2022. The decrease in cash provided by operating activities was primarily driven by changes in net income and working capital. For the three months ended March 31, 2023, net income exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, unrealized gains or losses, income or loss from equity method investments, and deferred tax was $24.7 million compared to $28.8 million for the three months ended March 31, 2022. Working capital for the three months ended March 31, 2023 decreased operating cash flow by $16.9 million, compared to a $4.8 million decrease in operating cash flow at March 31, 2022. The change in working capital for the three months ended March 31, 2023 was mainly driven by an increase in receivables, net, and increase in medical liabilities related to the Company’s participation in value-based Medicare fee-for-service model, increase in related party receivables primarily related to risk pool settlements, decrease in accounts payable and accrued liabilities, and decrease in income tax receivable
Cash used in investing activities during the three months ended March 31, 2023 was $14.0 million, primarily due to deposit for purchase of property of $8.8 million, purchases of property and equipment of $6.0 million, purchase of marketable securities of $1.0 million, and purchase of an equity method investment of $0.3 million. The cash used in investing activities was partially offset by proceeds from repayment of a loan receivable of $2.1 million. Cash used in investing activities during the three months ended March 31, 2022 was $19.7 million, primarily due to purchases of property and equipment of $17.5 million, payments for business acquisition of $1.0 million, and funding for an equity method investment of $1.4 million. The cash used in investing activities was partially offset by a distribution received from an equity method investment of $0.2 million.

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

Excluded Assets (Restated)
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
The Excluded Assets as of March 31, 2023 are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of March 31, 2023 and December 31, 2022, the Excluded Assets balance consisted of the following (in thousands):

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$16,141	$30,163
Investment in marketable securities	1,538	4,543
Land, property, and equipment, net	106,299	101,349
Investments in other entities – equity method	20,023	19,999
Other receivables and assets	12,495	3,907
Other liabilities	(3,314)	(4,754)
Long-term debt	(28,586)	(27,264)

Total Excluded Assets	$124,596	$127,943

	March 31, 2023	March 31, 2022

Total operating expenses	$919	$541
Total other (expense) income, net	$(3,051)	$(8,798)
Excluded Assets net loss	$(3,970)	$(9,339)

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

March 31, 2023

Revolver Loan	$180,000
Real Estate Loans	23,015
Construction Loans	5,632
Total debt	208,647

Less: Current portion of debt	(621)
Less: Unamortized financing costs	(3,082)

Long-term debt	$204,944
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2023 (excluding the three months ended March 31, 2023)	$466
2024	6,274
2025	7,184
2026	180,454
2027	472
Thereafter	13,797

Total	$208,647
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
Refer to Note 10 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.
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
Real Estate Loans
On December 31, 2020, using cash comprised solely of Excluded Assets, APC purchased a 100% interest in MPP, AMG Properties, and ZLL. As a result of the purchase on the date of acquisition, APC assumed $6.4 million, $0.7 million, and $0.7 million of existing loans held by MPP, AMG Properties, and ZLL, respectively. Refer to Note 10 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.
On January 25, 2022, 120 Hellman entered into a real estate loan agreement with MUFG Union Bank N.A. and borrowed $16.3 million. Refer to Note 10 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.
Construction Loans
In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”) that allows Tag 8 to borrow up to $10.7 million. Tag 8 is a VIE consolidated by the Company. Refer to Note 10 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.

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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 3 — “Basis of Presentation” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.
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
At the time our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 was filed on May 10, 2023, our Co-Chief Executive Officers and Chief Financial and Strategy Officer had concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to that evaluation, as a result of a subsequently identified material weakness in internal control over financial reporting associated with accounting for income taxes that is described below, our Co-Chief Executive Officers and Chief Financial and Strategy Officer determined that our disclosure controls and procedures were not effective as of March 31, 2023.
Material Weakness in Internal Control over Financial Reporting Associated with Company’s Tax Provision
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, management has identified a material weakness in the inadequate design of controls associated with the accounting for income taxes. Specifically, the Company did not sufficiently design controls to properly analyze, document, and review the completeness and accuracy of the Company’s assessment of the tax implications of intercompany dividends and the rationale for conclusions with respect to which entities were (or should have been) included in consolidated tax returns.

This material weakness resulted in errors in the unaudited consolidated financial statements at March 31, 2023 and for the three months ended March 31, 2023 and 2022 that are restated in this Form 10-Q Amendment No. 1. Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Management’s Remediation Plans
Management is actively engaged in the implementation of remediation plans to address the control contributing to the material weakness associated with the tax provision. The Company’s remediation actions include, but are not limited to, the following:

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
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q Amendment No. 1 fairly present, in all material respects, our results of operations and cash flows for the three months ended March 31, 2023 and our financial condition as of such date, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Form 10-Q Amendment No. 1, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 9, 2023. The risks disclosed in such Amended Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report on Form 10-K/A. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q Amendment No. 1. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
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

APOLLO MEDICAL HOLDINGS, INC.

Dated: August 9, 2023	By:	/s/ Thomas Lam
Thomas Lam, M.D., M.P.H. Co-Chief Executive Officer & President (Principal Executive Officer)

Dated: August 9, 2023	By:	/s/ Brandon Sim
Brandon Sim Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2023	By:	/s/ Chandan Basho
Chandan Basho Chief Financial and Strategy Officer (Principal Financial Officer)