Form 10-Q
period 2023-06-30
Apollo Medical Holdings, Inc.
filed 2023-08-09
CIK 1083446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 57,562,198 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding which includes 10,299,259 treasury shares that are owned by Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), a consolidated affiliate of Apollo Medical Holdings, Inc. These shares are legally issued and outstanding, but treated as treasury shares for accounting purposes.

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
Forward-looking statements involve risks and uncertainties, many of which are difficult to predict and are outside of our control, and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2023	December 31, 2022
	(Unaudited)	As restated
Assets

Current assets
Cash and cash equivalents	$293,921	$288,027
Restricted cash	345	—
Investments in marketable securities	3,789	5,567
Receivables, net	66,927	49,631
Receivables, net – related parties	82,820	65,147
Other receivables	1,201	1,834
Prepaid expenses and other current assets	15,087	14,798
Loans receivable	973	996
Loan receivable – related party	—	2,125

Total current assets	465,063	428,125

Non-current assets
Land, property, and equipment, net	123,859	108,536
Intangible assets, net	74,421	76,861
Goodwill	274,029	269,053
Income taxes receivable, non-current	15,943	15,943
Investments in other entities – equity method	45,831	40,299
Investments in privately held entities	2,896	896
Operating lease right-of-use assets	17,905	20,444
Other assets	7,229	6,056

Total non-current assets	562,113	538,088

Total assets(1)	$1,027,176	$966,213

Liabilities, mezzanine equity and equity

Current liabilities
Accounts payable and accrued expenses	$49,904	$49,562
Fiduciary accounts payable	8,603	8,065
Medical liabilities	100,047	81,255
Income taxes payable	20,354	4,279
Dividend payable	638	664
Finance lease liabilities	591	594
Operating lease liabilities	3,027	3,572
Current portion of long-term debt	2,630	619

	June 30, 2023	December 31, 2022
	(Unaudited)	As restated

Total current liabilities	185,794	148,610

Non-current liabilities
Deferred tax liability	12,335	14,217
Finance lease liabilities, net of current portion	1,078	1,275
Operating lease liabilities, net of current portion	17,852	19,915
Long-term debt, net of current portion and deferred financing costs	205,136	203,389
Other long-term liabilities	21,383	20,260

Total non-current liabilities	257,784	259,056

Total liabilities(1)	443,578	407,666

Commitments and contingencies (Note 12)

Mezzanine equity
Non-controlling interest in Allied Physicians of California, a Professional Medical Corporation	13,845	14,237

Stockholders’ equity
Series A Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series B Preferred stock); 1,111,111 issued and zero outstanding	—	—
Series B Preferred stock, $0.001 par value per share; 5,000,000 shares authorized (inclusive of all preferred stock, including Series A Preferred stock); 555,555 issued and zero outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 46,553,517 and 46,575,699 shares issued and outstanding, excluding 10,569,340 and 10,299,259 treasury shares, as of June 30, 2023 and December 31, 2022, respectively	47	47
Additional paid-in capital	357,246	360,097
Retained earnings	208,719	182,417
Total stockholders’ equity	566,012	542,561

Non-controlling interest	3,741	1,749

Total equity	569,753	544,310

Total liabilities, mezzanine equity and equity	$1,027,176	$966,213
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1)The Company’s consolidated balance sheets include the assets and liabilities of its consolidated VIEs. The consolidated balance sheets include total assets that can be used only to settle obligations of the Company’s consolidated VIEs totaling $520.8 million and $523.7 million as of June 30, 2023 and December 31, 2022, respectively, and total liabilities of the Company’s consolidated VIEs for which creditors do not have recourse to the general credit of the primary beneficiary of $136.2 million and $131.8 million as of June 30, 2023 and December 31, 2022, respectively. The VIE balances do not include $325.5 million of investment in affiliates and $5.4 million of amounts due to affiliates as of June 30, 2023 and $304.8 million of investment in affiliates and $30.3 million of amounts due from affiliates as of December 31, 2022 as these are eliminated upon consolidation and not presented within the consolidated balance sheets. See Note 16 — “Variable Interest Entities (VIEs)” for further detail.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Revenue
Capitation, net	$300,549	$227,623	$600,753	$449,682
Risk pool settlements and incentives	20,121	18,793	33,583	36,868
Management fee income	12,493	9,984	22,389	20,457
Fee-for-service, net	13,262	11,740	25,324	22,835
Other revenue	1,784	1,557	3,404	3,112

Total revenue	348,209	269,697	685,453	532,954

Operating expenses
Cost of services, excluding depreciation and amortization	292,876	230,070	582,273	450,798
General and administrative expenses	24,056	19,894	45,236	31,837
Depreciation and amortization	4,248	4,351	8,541	8,725

Total expenses	321,180	254,315	636,050	491,360

Income from operations	27,029	15,382	49,403	41,594

Other income (expense)
Income from equity method investments	2,723	1,512	5,207	2,945
Interest expense	(3,632)	(1,854)	(6,901)	(2,927)
Interest income	3,327	421	6,335	467
Unrealized gain (loss) on investments	859	(1,866)	(5,533)	(10,829)
Other income	1,185	3,034	2,389	3,647

Total other income (expense), net	4,462	1,247	1,497	(6,697)

Income before provision for income taxes	31,491	16,629	50,900	34,897

Provision for income taxes	14,009	5,352	20,930	12,170

Net income	17,482	11,277	29,970	22,727

Net income (loss) attributable to non-controlling interest	4,312	(673)	3,668	(2,987)

Net income attributable to Apollo Medical Holdings, Inc.	$13,170	$11,950	26,302	$25,714

Earnings per share – basic	$0.28	$0.27	$0.57	$0.57

Earnings per share – diluted	$0.28	$0.26	$0.56	$0.56
The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2023 (restated)	$14,237	46,575,699	$47	$360,097	$182,417	$1,749	$544,310
Net (loss) income (restated)	(1,729)	—	—	—	13,132	1,085	14,217
Shares issued for vesting of restricted stock awards	—	57,825	—	(109)	—	—	(109)
Shares issued for exercise of options and warrants	—	125,000	—	1,250	—	—	1,250
Purchase of treasury shares	—	(270,081)	—	(9,539)	—	—	(9,539)
Share-based compensation	—	—	—	3,445	—	—	3,445
Dividends	—	—	—	—	—	(120)	(120)
Transfer of common control entities (restated)	1,769	—	—	(2,447)	—	—	(2,447)
Balance at March 31, 2023 (restated)	$14,277	46,488,443	$47	$352,697	$195,549	$2,714	$551,007
Net income	3,245	—	—	—	13,170	1,067	14,237
Purchase of non-controlling interest	—	—	—	—	—	(50)	(50)
Sale of non-controlling interest	—	—	—	—	—	106	106
Shares issued for vesting of restricted stock awards	—	42,734	—	(464)	—	—	(464)
Share-based compensation	—	—	—	4,213	—	—	4,213
Issuance of shares for business acquisition	—	22,340	—	800	—	—	800
Dividends	(601)	—	—	—	—	(96)	(96)
Tax impact from dividends	(3,076)	—	—	—	—	—	—
Balance at June 30, 2023	$13,845	46,553,517	$47	$357,246	$208,719	$3,741	$569,753

	Mezzanine Equity – Non-controlling Interest in APC				Retained Earnings
		Common Stock Outstanding		Additional Paid-in Capital		Non-controlling Interest	Stockholders’ Equity
		Shares	Amount
Balance at January 1, 2022 (restated)	$56,535	44,630,873	$45	$310,876	$137,246	$5,940	$454,107
Net (loss) income (restated)	(3,252)	—	—	—	13,764	938	14,702
Purchase of non-controlling interest	—	—	—	—	—	(200)	(200)
Sale of non-controlling interest	—	—	—	—	—	36	36
Share buy back	(230)	—	—	—	—	—	—
Shares issued for vesting of restricted stock awards	—	81,779	—	—	—	—	—
Shares issued for exercise of options and warrants	—	124,735	—	1,573	—	—	1,573
Share-based compensation	—	—	—	3,055	—	—	3,055
Issuance of shares for business acquisition	—	18,756	—	1,000	—	—	1,000
Cancellation of restricted stock awards	—	(11,084)	—	(457)	—	—	(457)
Dividends	—	—	—	—	—	(1,178)	(1,178)
Balance at March 31, 2022 (restated)	$53,053	44,845,059	$45	$316,047	$151,010	$5,536	$472,638
Net (loss) income (restated)	(2,019)	—	—	—	11,950	1,346	13,296
Shares issued for vesting of restricted stock awards	—	108,933	—	(253)	—	—	(253)
Shares issued for exercise of options and warrants	—	15,718	—	165	—	—	165
Purchase of treasury shares	—	(250,000)	—	(9,250)	—	—	(9,250)
Share-based compensation	—	—	—	3,920	—	—	3,920
Investment in non-controlling interest	—	—	—	—	—	371	371
Dividends	(10,000)	—	—	—	—	(1,374)	(1,374)
Balance at June 30, 2022 (restated)	$41,034	44,719,710	$45	$310,629	$162,960	$5,879	$479,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

APOLLO MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
		(Restated)
Cash flows from operating activities
Net income	$29,970	$22,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,541	8,725
Amortization of debt issuance cost	474	474
Share-based compensation	7,658	6,975
Gain on sale of equity securities	—	(2,272)
Unrealized loss on investments	5,485	13,659
Income from equity method investments	(5,207)	(2,945)
Unrealized loss (gain) on interest rate swaps	49	(2,830)
Deferred tax	(3,746)	3,361
Changes in operating assets and liabilities, net of business combinations:
Receivables, net	(17,296)	(56,202)
Receivables, net – related parties	(17,673)	(12,151)
Other receivables	1,229	(3,580)
Prepaid expenses and other current assets	(2,277)	4,109
Right-of-use assets	3,240	2,290
Other assets	(21)	1,790
Accounts payable and accrued expenses	(2,864)	14,181
Fiduciary accounts payable	538	(4,464)
Medical liabilities	13,335	55,106
Income taxes payable/receivable	15,396	(14,010)
Operating lease liabilities	(3,309)	(2,254)
Other long-term liabilities	—	370
Net cash provided by operating activities	33,522	33,059

Cash flows from investing activities
Payments for business and asset acquisitions, net of cash acquired	350	(858)
Proceeds from repayment of loans receivable – related parties	2,143	4,030
Purchase of marketable securities	(2,022)	(1,750)
Purchase of investments - privately held	(2,000)	—
Purchase of investments - equity method	(325)	—
Purchases of property and equipment	(17,367)	(18,845)
Proceeds from sale of marketable securities	—	6,480
Distribution from investment - equity method	—	400
Contribution to investment - equity method	—	(1,685)
Net cash used in investing activities	(19,221)	(12,228)

Cash flows from financing activities
Dividends paid	(842)	(12,556)
Repayment of long-term debt	(312)	(200)
Payment of finance lease obligations	(303)	(283)

	Six Months Ended June 30,
	2023	2022
Proceeds from the exercise of stock options and warrants	1,250	1,738
Repurchase of shares	(9,539)	(9,480)
Proceeds from sale of non-controlling interest	—	38
Purchase of non-controlling interest	(50)	(199)
Borrowings on loans	1,734	1,237
Net cash used in financing activities	(8,062)	(19,705)

Net increase in cash and cash equivalents	6,239	1,126

Cash and cash equivalents beginning of period	288,027	233,097

Cash and cash equivalents end of period	$294,266	$234,223

Supplementary disclosures of cash flow information
Cash paid for income taxes	$7,881	$22,311
Cash paid for interest	6,264	2,231

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	$701	$—
Tax impact from dividends	$3,076	$—
Fixed asset obtained in exchange for finance lease liabilities	$—	$398
Common stock issued in business combination	$—	$1,000
Mortgage loan	$—	$16,275

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total amounts of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$293,921	$234,223
Restricted cash – current	345	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$294,266	$234,223

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
Segments
The Company’s reportable segments changed from one to three in the first quarter of 2023 as a result of certain changes to the information regularly provided to the Company’s chief operating decision makers (“CODMs”) when reviewing the Company’s performance as well as an effort to provide additional transparency to investors and other financial statement users. The three segments identified by the Company are Care Enablement, Care Partners and Care Delivery, which are described as follows:
Care Enablement
Our Care Enablement segment is an integrated, end-to-end clinical and administrative platform, powered by our proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services in order to enable success in the delivery of high-quality, value-based care for providers and payers. We provide solutions to providers, including independent physicians, provider and medical groups, and accountable care organizations, and payers, including health plans and other risk-bearing organizations. Our platform meets providers and payers where they are, with a wide spectrum of solutions across the total cost of care risk spectrum, ranging from solutions for fee-for-service entities to global risk-bearing entities, and across patient types, including Medicare, Medicaid, commercial, and exchange-insured patients. This segment includes our wholly owned subsidiaries which operate as management services organizations, NMM and Apollo Medical Management (“AMM”), which enter into long-term management and/or administrative services agreements with providers and payers. By leveraging our care enablement platform, providers and payers can improve their ability to deliver high-quality care to their patients and achieve better patient outcomes.
Care Partners
Our Care Partners segment is focused on building and managing high-quality and high-performance provider networks by partnering with, empowering, and investing in strong provider partners with a shared vision for coordinated care delivery. By leveraging our unique care enablement platform and ability to recruit, empower, and incentivize physicians to effectively manage total cost of care, we are able to organize partnered providers into successful multi-payer risk-bearing organizations which take on varying levels of risk based on total cost of care across membership in all lines of business, including Medicare, Medicaid, commercial, and exchange. Through our network of IPAs, ACOs, and Restricted Knox-Keene licensed health plan, our healthcare delivery entities are responsible for coordinating and delivering high-quality care to our patients.

Our consolidated IPAs consist of the following: (i) Allied Physicians of California, a Professional Medical Corporation d.b.a. Allied Pacific of California IPA (“APC”), (ii) Alpha Care Medical Group, Inc. (“Alpha Care”), (iii) Accountable Health Care IPA, a Professional Medical Corporation (“Accountable Health Care”), (iv) Jade Health Care Medical Group, Inc. (“Jade”), (v) Access Primary Care Medical Group (“APCMG”), and (vi) All American Medical Group (“AAMG”). The Company’s ACO operates under the APA ACO, Inc. (“APAACO”) brand and participates in the Centers for Medicare & Medicaid Services (“CMS”) program that allows provider groups to assume higher levels of financial risk and potentially achieve a higher reward from participation in the program’s attribution-based risk-sharing model. The Company’s Restricted Knox-Keene licensed health plan is held by For Your Benefit Inc. (“FYB”).
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
On February 23, 2023, AP-AMH 2 purchased 100% of the shares of capital stock of AMG,1 World, and Eleanor Leung M.D., a Professional Medical Corporation from APC-LSMA. As a result of these purchases, these entities are consolidated entities of AP-AMH 2. AMG provides professional and post-acute care services to patients through its network of doctors and nurse practitioners, 1 World is an urgent care center, and Eleanor Leung M.D. provides specialized care for women’s health operating as AllCare Women’s Health.
The Company has a financing obligation to purchase the remaining equity interest in DMG and Sun Labs within three years from the date the Company consolidated DMG and Sun Labs. The purchase of the remaining DMG equity value is considered a financing obligation with a carrying value of $8.5 million as of June 30, 2023 and December 31, 2022. The purchase of the remaining Sun Labs equity value is considered a financing obligation with a carrying value of $7.6 million and $5.8 million as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023, the change in the fair value of Sun Labs equity value obligation is $1.8 million and is presented in unrealized loss on investments in the accompanying consolidated statement of income. As the financing obligations are embedded in the non-controlling interest, the non-controlling interests are recognized in other long-term liabilities in the accompanying consolidated balance sheets.
Other Affiliates
Our other affiliates are not included as a reportable segment and primarily consist of real estate operations.
APC owns a 100% equity interest in each of Medical Property Partners, LLC (“MPP”), AMG Properties, LLC (“AMG Properties”), ZLL Partners, LLC (“ZLL”)”), Tag-8 Medical Investment Group, LLC (“Tag 8”), and Tag-6 Medical Investment Group, LLC (“Tag 6”), and a 50% interest in each of One MSO, LLC (“One MSO”). These entities are deemed Excluded Assets that are solely for the benefit of APC and its shareholders. As such, any income pertaining to APC’s interests in these properties has no impact on the Series A Dividend payable by APC to AP-AMH Medical Corporation, and consequently will not affect net income attributable to ApolloMed.

2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2022 has been derived from the Company’s audited consolidated financial statements, but does not include all annual disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with U.S. GAAP for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on August 9, 2023. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to make the consolidated financial statements not misleading, as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future periods.
Principles of Consolidation
The consolidated balance sheets as of June 30, 2023 and December 31, 2022, and the consolidated statements of income for the three and six months ended June 30, 2023 and 2022, include (i) ApolloMed, ApolloMed’s consolidated subsidiaries, NMM, AMM, APAACO, Orma Health Inc, Provider Growth Solutions, LLC, and FYB and its VIEs, AP-AMH, AP-AMH 2, Sun Labs, DMG, and Valley Oaks Medical Group (“VOMG”); (ii) AP-AMH 2’s consolidated subsidiaries, APCMG, Jade, AAMG, AMG, 1 World, and Eleanor Leung M.D., a Professional Medical Corporation; (iii) AMM’s consolidated VIEs, SCHC and AMH; (iv) NMM’s VIE, APC;(v) APC’s consolidated subsidiaries, Universal Care Acquisition Partners, LLC (“UCAP”), MPP, AMG Properties, ZLL, ICC, 120 Hellman LLC (“120 Hellman”) and its VIEs, CDSC, APC-LSMA, Tag 8, and Tag 6; and (vi) APC-LSMA’s consolidated subsidiaries, Alpha Care and Accountable Health Care.
The unaudited consolidated interim financial statements have been prepared under the assumption that users of the interim financial data have either read or have access to our audited consolidated financial statements for the fiscal year ended December 31, 2022. Accordingly, certain disclosures that would substantially duplicate the disclosures contained in our December 31, 2022, audited consolidated financial statements have been omitted. These unaudited consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2022.

Restatement of Previously Issued Financial Statements

The Company filed Amendment No. 1 on Form 10-K (“Form 10-K/A”) and Amendment No. 1 on Form 10-Q (“Form 10-Q/A”) with the SEC on August 9, 2023 to restate previously issued consolidated financial statements and financial information as of December 31, 2022 and 2021 and for the fiscal years ended December 31, 2022, 2021 and 2020 in the Form 10-K/A and unaudited consolidated financial statements and financial information as of March 31, 2023 and for each of the three months ended March 31, 2023 and 2022 in the Form 10-Q/A. The Form 10-K/A also provided restated interim financial information for the quarterly fiscal 2022 periods.

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
If the Company determines that any of the three characteristics of a VIE are met under Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

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
Reportable Segments
As of June 30, 2023, the Company operates in three reportable segments: Care Enablement, Care Partners, and Care Delivery. Refer to Note 1 — “Description of Business” and Note 18 — “Segments” to the consolidated financial statements for information on the Company’s segments.
Cash and Cash Equivalents
The Company’s cash and cash equivalents primarily consist of money market funds and certificates of deposit. The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within ninety days from their date of purchase to be cash equivalents.
The Company maintains its cash in deposit accounts with several banks, which at times may exceed the insured limits of the Federal Deposit Insurance Corporation (“FDIC”). The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents. As of June 30, 2023 and December 31, 2022, the Company’s deposit accounts with banks exceeded the FDIC’s insured limit by approximately $326.8 million and $324.7 million, respectively. The Company has not experienced any losses to date and performs ongoing evaluations of these financial institutions to limit the Company’s concentration of risk exposure.
Investments in Marketable Securities
Investments in marketable securities consist of equity securities and certificates of deposit with various financial institutions. The appropriate classification of investments is determined at the time of purchase, and such designation is reevaluated at each balance sheet date.
Certificates of deposit are reported at par value, plus accrued interest, with maturity dates greater than ninety days. As of June 30, 2023 and December 31, 2022, certificates of deposit amounted to approximately $2.0 million and $0, respectively. Investments in certificates of deposit are classified as Level 1 investments in the fair value hierarchy.
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

Equity securities held by the Company are primarily comprised of common stock of a payor partner that completed its initial public offering (“IPO”) in June 2021 and Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.) (“Nutex”). In May 2022, the Company exercised warrants from Nutex and subsequently recognized the shares within investments in marketable securities in the accompanying consolidated balance sheet. In March 2023, the contingent equity securities were settled and the Company received additional Nutex common stock. The additional common stock received from the contingent equity securities is included in investments in marketable securities in the accompanying consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, the equity securities were approximately $1.8 million and $5.6 million, respectively, in the accompanying consolidated balance sheets. Gains and losses recognized on equity securities sold are recognized in the accompanying consolidated statements of income under other income. The components comprising total gains and losses on equity securities are as follows (in thousands) for the periods listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Total losses recognized on equity securities	$(1,348)	$(4,331)	$(5,701)	$(14,886)
Gains recognized on equity securities sold	—	2,272	—	2,272
Unrealized losses recognized on equity securities held at end of period	$(1,348)	$(2,059)	$(5,701)	$(12,614)
Receivables, Receivables – Related Parties, Other Receivables and Loan Receivable - Related Party
The Company’s receivables are comprised of accounts receivable, capitation and claims receivable, risk pool settlements, incentive receivables, management fee income, and other receivables. Accounts receivable are recorded and stated at the amount expected to be collected.
The Company’s receivables – related parties are comprised of risk pool settlements, management fee income, and other receivables. Receivables – related parties are recorded and stated at the amount expected to be collected.
The Company’s loan receivable and loan receivable – related party consists of promissory notes that accrue interest per annum. As of June 30, 2023, promissory notes are expected to be collected within 12 months.
Capitation and claims receivables relate to each health plan’s capitation and are received by the Company in the month following the month of service. Risk pool settlements and incentive receivables mainly consist of the Company’s full risk pool receivable, which is recorded quarterly based on reports received from the Company’s hospital partners and management’s estimate of the Company’s portion of the estimated risk pool surplus for open performance years. Settlement of risk pool surplus or deficits occurs approximately 18 months after the risk pool performance year is completed. Other receivables consist of receivables from fee-for-services (“FFS”) reimbursement for patient care, certain expense reimbursements, transportation reimbursements from the hospitals, and stop-loss insurance premium reimbursements.
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
Concentrations of Credit Risks

The Company disaggregates revenue from contracts by service type and payor type. This level of detail provides useful information pertaining to how the Company generates revenue by significant revenue stream and by type of direct contracts. The consolidated statements of income present disaggregated revenue by service type. The following table presents disaggregated revenue generated by payor type for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Commercial	$38,907	$42,014	$78,926	$84,167
Medicare	222,159	142,641	438,469	276,299
Medicaid	69,112	70,635	136,451	142,299
Other third parties	18,031	14,407	31,607	30,189
Revenue	$348,209	$269,697	$685,453	$532,954

The Company had major payors that contributed the following percentages of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Payor A	*	10.3%	*	10.5%
Payor B	38.2%	31.0%	39.8%	30.7%
*Less than 10% of total net revenues
The Company had major payors that contributed to the following percentages of receivables and receivables – related parties:

	As of June 30, 2023	As of December 31, 2022
		(Restated)
Payor B	28.0%	26.0%
Payor C	50.0%	52.0%
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
There have been no changes in Level 1, Level 2, or Level 3 classification and no changes in valuation techniques for the six months ended June 30, 2023. This hierarchy prioritizes the inputs into three broad levels as follows:
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
The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2023, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$78,647	$—	$—	$78,647
Marketable securities – certificates of deposit	2,022	—	—	2,022
Marketable securities – equity securities	1,767	—	—	1,767
Interest rate swaps	—	3,116	—	3,116
Interest rate collar	—	1,202	—	1,202
Total assets	$82,436	$4,318	$—	$86,754

Liabilities
APCMG contingent consideration	$—	$—	$1,000	$1,000
AAMG contingent consideration (see Note 3)	—	—	5,056	5,056
VOMG contingent consideration (see Note 3)	—	—	17	17
DMG remaining equity interest purchase (see Note 1)	—	—	8,542	8,542
Sun labs remaining equity interest purchase (see Note 1)	—	—	7,631	7,631
Total liabilities	$—	$—	$22,246	$22,246

*    Included in cash and cash equivalents

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2022, are presented below (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Money market accounts*	$135,235	$—	$—	$135,235
Marketable securities – equity securities	5,567	—	—	5,567
Contingent equity securities	—	—	1,900	1,900
Interest rate swaps	—	3,164	—	3,164
Total assets	$140,802	$3,164	$1,900	$145,866

Liabilities
APCMG contingent consideration	$—	$—	$1,000	$1,000
AAMG contingent consideration (see Note 3)	—	—	5,851	5,851
VOMG contingent consideration (see Note 3)	—	—	17	17
DMG remaining equity interest purchase (see Note 1)	—	—	8,542	8,542
Sun labs remaining equity interest purchase (see Note 1)	—	—	5,849	5,849
Total liabilities	$—	$—	$21,259	$21,259
*    Included in cash and cash equivalents
The change in the fair value of Level 3 liabilities for the six months ended June 30, 2023 was as follows (in thousands):

Amount
Balance at January 1, 2023	$21,259
Unrealized gain recognized from change in fair value of existing Level 3 liabilities*	987
Balance at June 30, 2023	$22,246
* The change in the fair value of existing Level 3 liabilities is presented in unrealized loss on investments in the accompanying consolidated statement of income.
Derivative Financial Instruments
Interest Rate Swap and Collar Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap and collar agreements to effectively convert its floating-rate debt to a fixed-rate basis or to a rate within the agreed-upon range. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” for further information on our debt. Interest rate swap and collar agreements are not designated as hedging instruments. Changes in the fair value on these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and reflected in the accompanying consolidated statements of cash flows as unrealized gain or loss on interest rate swaps.
The estimated fair value of the interest rate swap was determined using Level 2 inputs. As of June 30, 2023 and December 31, 2022, the fair value of the interest rate swap was $3.1 million and $3.2 million, respectively, and are presented within other assets in the accompanying consolidated balance sheets.

The Company’s collar agreement is designed to limit the interest rate risk associated with the Company’s Revolver Loan. Under the terms of the agreement, the ceiling is 5.0% and the floor is 2.34%. The estimated fair value of the collar is determined using Level 2. As of June 30, 2023 the fair value of the collar is $1.2 million.
Contingent Equity Securities
In addition to the common stock and warrants purchased under the stock purchase agreement between ApolloMed and Nutex, ApolloMed is entitled to additional common stock if Nutex did not pay NMM management fees exceeding a threshold by the end of December 31, 2022. The contingent equity securities are considered to be derivatives but are not designated as hedging instruments. Changes in the fair value of these contracts are recognized as unrealized gain or loss on investments in the accompanying consolidated statements of income and the accompanying consolidated statements of cash flows. The Company determined the fair value of the contingent equity security using a probability-weighted model, which includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of recognizing management fees and assigned probabilities to each such scenario in determining fair value. Based on the outcome, the metric was not achieved and the Company received additional common stock during the six months ended June 30, 2023. As of June 30, 2023, the common stock from the contingent equity securities is recognized within investments in marketable securities in the accompanying consolidated balance sheet. See Note 2 — “Basis of Presentation and Summary of Significant Accounting Policies - Investment in Marketable Securities” in the accompanying consolidated financial statements for information on the treatment of the marketable securities. As of December 31, 2022, the contingent equity securities were valued at $1.9 million, and were presented within prepaid and other current assets in the accompanying consolidated balance sheets.
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
GPDC/ACO REACH Capitation Revenue
CMS contracts with Direct Contracting Entities (“DCEs”), which are composed of healthcare providers operating under a common legal structure and accept financial accountability for the overall quality and cost of medical care furnished to Medicare FFS beneficiaries aligned to the entity. The combination of the FFS model and the GPDC and ACO REACH model changes the distribution of responsibilities, risks, costs, and rewards among CMS, DCEs, and providers. By entering into a contract with CMS, a DCE voluntarily takes on operational, financial, and legal responsibilities and risks that no party has, individually or collectively, under the existing FFS model. Each DCE bears the economic costs, and reaps the economic rewards of fulfilling its responsibilities and managing its risks as a DCE. APAACO participated in the GPDC Model for Performance Year 2022 and is currently participating in the ACO REACH model for Performance Year 2023, beginning January 1, 2023.
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
3.    Business Combinations, Asset Acquisitions, and Goodwill
FYB
On May 1, 2023, the Company acquired 100% equity interest in FYB. FYB is licensed by the California Department of Managed Health Care as a full-service Restricted Knox-Keene licensed health plan, which enables FYB to assume full financial responsibility, including both professional and institutional risk, for the medical costs of its members under the Knox-Keene Health Care Service Plan Act of 1975.
Chinese Community Health Care Association (“CCHCA”)
On March 1, 2023, the Company acquired certain healthcare assets from CCHCA. CCHCA is a non-profit independent physician association in the San Francisco Community. The purchase price consists of cash funded on May 1, 2023.

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
VOMG
On October 14, 2022, VOMG was determined to be a VIE of ApolloMed and is consolidated by the Company. VOMG owns nine primary care clinics in Nevada and Texas. The purchase price consists of cash funded upon the close of transaction and additional cash consideration (“VOMG contingent consideration”) contingent on VOMG meeting financial metrics for fiscal years 2023 and 2024. The Company determined the fair value of the contingent consideration using a probability-weighted model that includes significant unobservable inputs (Level 3). The contingent consideration is included within other long-term liabilities in the accompanying consolidated balance sheets.
AAMG
On October 31, 2022, AP-AMH 2, a VIE of the Company, acquired 100% of the equity interest in AAMG. AAMG is an IPA operating in Northern California. The purchase price consists of cash funded upon close of the transaction and additional consideration (“AAMG contingent consideration”) and stock consideration (“AAMG stock contingent consideration”) contingent on AAMG meeting revenue and capitated member metrics for fiscal years 2023 and 2024. The Company determined the fair value of the contingent considerations using a probability-weighted model that includes significant unobservable inputs (Level 3). Specifically, the Company considered various scenarios of revenue and assigned probabilities to each such scenario in determining fair value. As of June 30, 2023, the contingent consideration is valued at $5.1 million and was included within other long-term liabilities in the accompanying consolidated balance sheets. The stock contingent consideration is valued at $5.6 million and is included in additional paid-in capital in the accompanying consolidated balance sheets.

The acquisitions were accounted for under the acquisition method of accounting. The fair value of the consideration for the acquired companies was allocated to acquired tangible and intangible assets and liabilities based on their fair values. The excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Determining the fair value of assets and liabilities acquired requires the Company to make estimates and use valuation techniques when market value is not readily available. The results of operations from the acquisitions have been included in the Company’s financial statements from the date of acquisition. Transaction costs associated with business acquisitions are expensed as they are incurred.
At the time of acquisition, the Company estimates the amount of the identifiable intangible assets based on a valuation and the facts and circumstances available at the time. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than one year from the date of acquisition.
Goodwill is not deductible for tax purposes. The Company had no impairment of its goodwill or indefinite-lived intangible assets during the six months ended June 30, 2023 and 2022.
The change in the carrying value of goodwill for the six months ended June 30, 2023 was as follows (in thousands):

Balance, January 1, 2023 (restated)	$269,053
Acquisitions	3,924
Adjustments	1,052
Balance, June 30, 2023	$274,029

4.    Intangible Assets, Net
At June 30, 2023, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross June 30, 2023	Accumulated Amortization	Net June 30, 2023
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(100,244)	50,435
Management contracts	15	22,832	(15,982)	6,850
Member relationships	10-14	20,477	(6,302)	14,175
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(282)	729
Developed technology	6	107	(25)	82
		$199,316	$(124,895)	$74,421

At December 31, 2022, the Company’s intangible assets, net, consisted of the following (in thousands):

	Useful Life (Years)	Gross December 31, 2022	Accumulated Amortization	Net December 31, 2022
Indefinite lived assets:
Trademarks	N/A	$2,150	$—	$2,150
Amortized intangible assets:
Network relationships	11-21	150,679	(95,451)	55,228
Management contracts	15	22,832	(15,208)	7,624
Member relationships	12	16,633	(5,619)	11,014
Patient management platform	5	2,060	(2,060)	—
Tradename/trademarks	20	1,011	(257)	754
Developed technology	6	107	(16)	91
		$195,472	$(118,611)	$76,861

For the three months ended June 30, 2023 and 2022, the Company recognized amortization expense of $3.3 million and $3.5 million, respectively, in depreciation and amortization on the accompanying consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized amortization expense of $6.3 million and $7.2 million, respectively, in depreciation and amortization on the accompanying consolidated statements of operations. The Company determined that there was no impairment of its finite-lived intangible or long-lived assets during the during the six months ended June 30, 2023 and 2022.
Future amortization expense is estimated to be as follows for the following years ending December 31 (in thousands):

Amount

2023 (excluding the six months ended June 30, 2023)	$6,157
2024	12,249
2025	11,171
2026	9,811
2027	8,430
Thereafter	24,453

Total	$72,271

5.    Investments in Other Entities
Equity Method
For the six months ended June 30, 2023 and 2022, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	December 31, 2022	Initial Investment	Allocation of Income (Loss)	Funding	Distribution	June 30, 2023
LaSalle Medical Associates – IPA Line of Business	25%	$5,684	$—	$4,853	$—	$—	$10,537
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,878	—	(223)	—	—	1,655
531 W. College, LLC *	50%	17,281	—	(211)	—	—	17,070
One MSO, LLC *	50%	2,718	—	242	—	—	2,960
CAIPA MSO, LLC	30%	12,738	—	451	—	—	13,189
James Song, M.D., A Professional Corporation	25%	—	325	95	—	—	420
		$40,299	$325	$5,207	$—	$—	$45,831

	% of Ownership	December 31, 2021	Allocation of Net Income (Loss)	Funding Reclassified To Loan Receivable	Funding	Distribution	June 30, 2022
LaSalle Medical Associates – IPA Line of Business	25%	$3,034	$2,535	$(2,125)	$—	$—	$3,444
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,719	22	—	—	—	1,741
531 W. College, LLC *	50%	17,230	(305)	—	250	—	17,175
One MSO, LLC *	50%	2,910	254	—	—	(400)	2,764
Tag-6 Medical Investment Group, LLC*	50%	4,830	111	—	1,435	—	6,376
CAIPA MSO, LLC	30%	11,992	328	—	—	—	12,320
		$41,715	$2,945	$(2,125)	$1,685	$(400)	$43,820
* Investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
For the three months ended June 30, 2023 and 2022, the Company’s equity method investment balance consisted of the following (in thousands):

	% of Ownership	March 31, 2023	Initial Investment	Allocation of Net Income (Loss)	Funding	Distribution	June 30, 2023
LaSalle Medical Associates – IPA Line of Business	25%	$7,848	$—	$2,689	$—	$—	$10,537
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,886	—	(231)	—	—	1,655
531 W. College, LLC *	50%	17,191	—	(121)	—	—	17,070
One MSO, LLC *	50%	2,833	—	127	—	—	2,960
CAIPA MSO, LLC	30%	12,988	—	201	—	—	13,189
James Song, M.D., A Professional Corporation	25%	362	—	58	—	—	420
		$43,108	$—	$2,723	$—	$—	$45,831

	% of Ownership	March 31, 2022	Allocation of Net Income (Loss)	Funding Reclassified To Loan Receivable	Funding	Distribution	June 30, 2022
LaSalle Medical Associates – IPA Line of Business	25%	$4,292	$1,277	$(2,125)	$—	$—	$3,444
Pacific Medical Imaging & Oncology Center, Inc.	40%	1,726	15	—	—	—	1,741
531 W. College, LLC *	50%	17,048	(123)	—	250	—	17,175
One MSO, LLC *	50%	2,847	117	—	—	(200)	2,764
Tag-6 Medical Investment Group, LLC*	50%	6,330	46	—	—	—	6,376
CAIPA MSO, LLC	30%	12,140	180	—	—	—	12,320
		$44,383	$1,512	$(2,125)	$250	$(200)	$43,820
* Investment is deemed Excluded Assets that are solely for the benefit of APC and its shareholders.
James Song, M.D., A Professional Corporation
In January 2023, AP-AMH 2 purchased a 25% interest in James Song, M.D., a Professional Corporation (“Song PC”), a medical corporation located in Hacienda Heights, California. AP-AMH 2 accounts for its investment in Song PC under the equity method of accounting as AP-AMH 2 has the ability to exercise significant influence, but not control over Song PC’s operations. For the three months ended June 30, 2023, AP-AMH 2 recognized income of $58,000 in the accompanying consolidated statements of income. For the six months ended June 30, 2023, AP-AMH 2 recognized income of $95,000 in the accompanying consolidated statements of operations. The accompanying consolidated balance sheets include the related investment balances of $0.4 million as of June 30, 2023.

There was no impairment loss recorded related to equity method investments for the six months ended June 30, 2023 and 2022.

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
The Company assessed the outstanding loan receivable under the CECL model by assessing the party’s ability to pay by reviewing their interest payment history quarterly, financial history annually, and reassessing any identified insolvency risk. If a failure to pay occurs, the Company assesses the terms of the notes and estimates an expected credit loss based on the remittance schedule of the note
Loan receivable – related party
LaSalle Medical Associates Loan (“LMA Loan”)
LaSalle Medical Associates (“LMA”) issued a promissory note to APC-LSMA for a principal amount of $2.1 million with an August 2023 maturity date. The contractual interest rate on the LMA Loan is 1.0% above the prime rate of interest for commercial customers. In March 2023, LMA paid off the full balance of the promissory note and all interest. APC’s investment in LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC-LSMA in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities — Equity Method”)..

7.    Accounts Payable and Accrued Expenses
The Company’s accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable and other accruals	$9,939	$10,473
Capitation payable	4,543	4,229
Subcontractor IPA payable	3,326	2,415
Professional fees	2,680	2,709
Due to related parties	3,246	3,304
Contract liabilities	647	531
Accrued compensation	13,393	15,301
Other provider payable	12,130	10,600
Total accounts payable and accrued expenses	$49,904	$49,562

8.    Medical Liabilities
The Company’s medical liabilities consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Medical liabilities, beginning of period (restated)	$81,255	$55,783
Acquired (see Note 3)	4,757	1,609
Components of medical care costs related to claims incurred:
Current period	441,443	313,325
Prior periods	(12,066)	(950)
Total medical care costs	429,377	312,375
Payments for medical care costs related to claims incurred:
Current period	(336,231)	(204,032)
Prior periods	(81,165)	(53,978)
Total paid	(417,396)	(258,010)
Adjustments	2,054	742

Medical liabilities, end of period	$100,047	$112,499

9.    Credit Facility, Bank Loans, and Lines of Credit

Credit Facility
The Company’s debt balance consists of the following (in thousands):

	June 30, 2023	December 31, 2022

Revolver Loan	$180,000	$180,000
Real Estate Loans	22,862	23,168
Construction Loans	5,749	4,159
Promissory Note Payable	2,000	—
Total debt	210,611	207,327

Less: Current portion of debt	(2,630)	(619)
Less: Unamortized financing costs	(2,845)	(3,319)

Long-term debt	$205,136	$203,389
The estimated fair value of our long-term debt was determined using Level 2 inputs primarily related to comparable market prices. As of June 30, 2023 and December 31, 2022, the carrying value was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands):

Amount
2023 (excluding the six months ended June 30, 2023)	$312
2024	2,642
2025	7,184
2026	180,454
2027	472
Thereafter	19,547

Total	$210,611
Amended Credit Agreement
The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million, which expires on June 16, 2026. The Company is required to pay an annual agent fee of $50,000 and an annual facility fee of 0.175% to 0.350% on the available commitments under the Amended Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company will pay fees for standby letters of credit at an annual rate equal to 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, plus facing fees and standard fees payable to the issuing bank on the respective letter of credit. The Company is also required to pay customary fees between the Company and Truist Bank, the lead arranger of the Amended Credit Agreement.
Under the Amended Credit Agreement, the debt bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. As of June 30, 2023, the interest rate on the Credit Agreement was 6.68%.

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
Deferred Financing Costs
In September 2019, the Company recorded deferred financing costs of $6.5 million related to its entry into the Credit Facility. In June 2021, the Company recorded additional deferred financing costs of $0.7 million related to its entry into the Amended Credit Facility. Deferred financing costs are recorded as a direct reduction of the carrying amount of the related debt liability using straight-line amortization. The remaining unamortized deferred financing costs related to the Credit Facility and the new costs related to the Amended Credit Facility are amortized over the life of the Amended Credit Facility. At June 30, 2023 and December 31, 2022, the unamortized deferred financing cost was $2.8 million and $3.3 million, respectively.
Real Estate Loans
MPP
On July 3, 2020, MPP entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of June 30, 2023, the principal on the loan was $5.8 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying MPP. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. MPP must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
AMG Properties
On August 5, 2020, AMG Properties entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of June 30, 2023, the principal on the loan was $0.6 million with a variable interest rate of 0.30% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying AMG Properties. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. AMG Properties must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
ZLL
On July 27, 2020, ZLL entered into a loan agreement with East West Bank with a maturity date of August 5, 2030. As of June 30, 2023, the principal on the loan was $0.6 million with a variable interest rate of 0.50% less than the independent index, which is the daily Wall Street Journal “Prime Rate.” If the index is unavailable, East West Bank may designate a substitute index after notifying ZLL. Monthly payments on the principal and any accrued interest rate not yet paid began in September 2020. ZLL must maintain a Debt Coverage Ratio (defined as net operating income divided by current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
120 Hellman LLC
On January 25, 2022, 120 Hellman LLC (“120 Hellman”), a subsidiary of APC, entered into a loan agreement with MUFG Union Bank N.A. with the principal on the loan of $16.3 million and a maturity date of March 1, 2032. The loan was used to purchase property in Monterey Park, California. As of June 30, 2023, the principal on the loan was $15.8 million. The variable interest rate is 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. If the index is unavailable, MUFG Union Bank N.A. may designate a substitute index after notifying 120 Hellman. Monthly payments on the principal and interest began on April 1, 2022. Should interest not be paid when due, it shall become part of the principal and bear interest. 120 Hellman must maintain a Cash Flow to Debt Service ratio (defined as net profit after taxes, to which depreciation, amortization and other non-cash items are added and divided by the current portion of long-term debt and capital leases) of not less than 1.25 to 1 and 35% or more of the property must also be occupied by APC.

Construction Loans
In April 2021, Tag 8 entered into a construction loan agreement with MUFG Union Bank N.A. (“Construction Loan”). Tag 8 is a VIE consolidated by the Company.
The Construction Loan allows Tag 8 to borrow up to $10.7 million. In December 2022, the Construction loan was amended to extend the maturity date to March 1, 2024 (“Construction Loan Term”). If construction is completed and there are no events of default or substantial deterioration in the financial condition of Tag 8 or APC, guarantor on the loan agreement, at the maturity date of the Construction Loan Term, the loan shall convert to an amortizing loan with an amended extended maturity date of March 1, 2034 (“Permanent Loan Term”). Under the amended Construction Loan, upon conversion to the Permanent Loan Term, monthly principal and interest payments shall be made beginning April 1, 2024. The principal balance will bear interest at the SOFR reference rate. As of June 30, 2023, the likelihood of the construction being completed by the maturity date is probable. The loan balance as of June 30, 2023 was $5.7 million and was recorded as long-term debt, net of current portion and deferred financing costs in the accompanying consolidated balance sheets. Once the loan converts to the Permanent Loan Term, APC, as Tag 8’s guarantor, must maintain a Cash Flow Coverage Ratio (defined as consolidated EBITDA minus unfinanced capital expenditures and distributions paid divided by the sum of current portion of long-term debt, plus interest expense) of not less than 1.25 to 1.
Promissory Note Payable
In May 2021, FYB entered into a promissory note agreement with CCHCA. The principal on the promissory note is $2.0 million, with a maturity date of May 9, 2024. The interest rate is the prime rate plus 1.0%. The prime rate is updated annually on the effective date of the note and published by the Wall Street Journal.
Effective Interest Rate
The Company’s average effective interest rate on its total debt during the six months ended June 30, 2023 and 2022, was 5.93% and 2.16%, respectively. Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended June 30, 2023 and 2022, of $0.2 million and $0.2 million, respectively, and for the six months ended June 30, 2023 and 2022, of $0.5 million and $0.5 million, respectively.
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
APC established irrevocable standby letters of credit with Preferred Bank under the APC Business Loan Agreement for a total of $0.1 million for the benefit of certain health plans. The standby letters of credit are automatically extended without amendment for additional one-year periods from the present or any future expiration date, unless notified by the institution in advance of the expiration date that the letter will be terminated.
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

10.    Mezzanine and Stockholders’ Equity
Mezzanine Equity
APC
As the redemption feature of the APC shares is not solely within the control of APC, the equity of APC does not qualify as permanent equity and has been classified as non-controlling interests in APC as mezzanine or temporary equity. APC’s shares were not redeemable, and it was not probable that the shares would become redeemable as of June 30, 2023 and December 31, 2022.
Stockholders’ Equity
As of June 30, 2023, 140,954 holdback shares have not been issued to certain former NMM shareholders who were NMM shareholders at the time of closing of the 2017 Merger, as they have yet to submit properly completed letters of transmittal to ApolloMed in order to receive their pro rata portion of ApolloMed common stock and warrants as contemplated under the 2017 merger agreement. Pending such receipt, such former NMM shareholders have the right to receive, without interest, their pro rata share of dividends or distributions with a record date after the effectiveness of the 2017 Merger. The consolidated financial statements have treated such shares of common stock as outstanding, given the receipt of the letter of transmittal is considered perfunctory and the Company is legally obligated to issue these shares in connection with the 2017 Merger.
Treasury Stock
APC owned 10,299,259 and 10,299,259 shares of ApolloMed’s common stock, respectively, as of June 30, 2023 and December 31, 2022. While such shares of ApolloMed’s common stock are legally issued and outstanding, they are treated as treasury shares for accounting purposes and excluded from shares of common stock outstanding in the consolidated financial statements.
During the six months ended June 30, 2023 the Company bought back 270,081 of its common stock. These are included as treasury stock.
As of June 30, 2023 and December 31, 2022, the total treasury stock was 10,569,340 and 10,299,259, respectively.
Dividends
During the three months ended June 30, 2023 and 2022, APC paid dividends of $0 and $10.0 million, respectively. During the six months ended June 30, 2023 and 2022, APC paid dividends of $0 and $10.0 million, respectively.
During the three months ended June 30, 2023 and 2022, CDSC paid dividends of $0 and $1.5 million, respectively. During the six months ended June 30, 2023 and 2022, CDSC paid dividends of $0 and $2.9 million, respectively.

11.    Stock-Based Compensation
The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans for the three and six months ended June 30, 2023 and 2022, and associated with the issuance of restricted shares of common stock and vesting of stock options that are included in general and administrative expenses in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Stock options	$422	422000	$1,141	$988	$1,921
Restricted stock	3,791		2,779	6,670	5,054
Total stock-based compensation expense	$4,213		$3,920	$7,658	$6,975
Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2023 was $37.7 million.
Options
The Company’s outstanding stock options consisted of the following:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2023	859,850	$25.88	2.19	$10.3
Options granted	—	—	—	—
Options exercised	(125,000)	10.00	—	3.3
Options forfeited	(50,000)	0.10	—	—

Options outstanding at June 30, 2023	684,850	$30.66	2.16	$7.4

Options exercisable at June 30, 2023	589,118	$21.77	1.72	$7.1
During the six months ended June 30, 2023, options were exercised for 125,000 shares of the Company’s common stock, resulting in proceeds of $1.3 million. During the six months ended June 30, 2022, options were exercised for 38,500 shares of the Company’s common stock, resulting in proceeds of $0.7 million.
Restricted Stock
The Company grants restricted stock to officers and employees, which are earned based on service conditions. The grant date fair value of the restricted stock is that day’s closing market price of the Company’s common stock. During the six months ended June 30, 2023, the Company granted 279,501 shares of restricted stock with performance based conditions and 359,527 shares of restricted stock without performance based conditions. During the six months ended June 30, 2023, the weighted average grant date fair value of restricted stock with and without performance based conditions was $32.95 and 33.15, respectively. As of June 30, 2023, unvested restricted stock awards, including performance based restricted stock awards totaled 1.3 million shares.
Warrants
All warrants issued by the Company have expired as of December 31, 2022. As a result, there are no outstanding warrants as of June 30, 2023 and December 31, 2022. During the six months ended June 30, 2022, common stock warrants were exercised for 101,953 shares of the Company’s common stock, which resulted in proceeds of approximately $1.1 million. The exercise price ranged from $10.00 to $11.00 per share for the exercises during the six months ended June 30, 2022.

12.    Commitments and Contingencies
Regulatory Matters
Laws and regulations governing the Medicare program and healthcare generally are complex and subject to interpretation. The Company believes it complies with all applicable laws and regulations and is unaware of any pending or threatened investigations involving allegations of potential wrongdoing. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medi-Cal programs.
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
APC and Alpha Care established irrevocable standby letters of credit with a Preferred Bank for a total of $0.1 million and $3.8 million, respectively, for the benefit of certain health plans (see Note 9 — “Credit Facility, Bank Loans, and Lines of Credit — Standby Letters of Credit”).
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

13.    Related-Party Transactions
During the three months ended June 30, 2023 and 2022, NMM recognized approximately $6.9 million and $4.8 million, respectively in management fees from LMA. During the six months ended June 30, 2023 and 2022, NMM recognized approximately $11.9 million and $11.1 million, respectively. LMA is accounted for under the equity method based on the 25% equity ownership interest held by APC in LMA’s IPA line of business (see Note 5 — “Investments in Other Entities - Equity Method”).
During the three months ended June 30, 2023 and 2022, NMM recognized approximately $0.5 million and $0.4 million, respectively in management fees from Arroyo Vista Family Health Center (“Arroyo Vista”). During the six months ended June 30, 2023 and 2022, NMM recognized approximately $1.0 million and $0.9 million, respectively. During the three months ended June 30, 2023 and 2022, the Company paid approximately $0.1 million and $0.1 million, respectively, to Arroyo Vista for services as a provider. During the six months ended June 30, 2023 and 2022, the Company paid approximately $0.2 million and $0.1 million, respectively. Arroyo Vista’s chief executive officer is a member of the Company’s board of directors.
APC and PMIOC have an Ancillary Service Contract together whereby PMIOC provides covered services on behalf of APC to enrollees of the plans of APC. During the three months ended June 30, 2023 and 2022, APC paid approximately $0.5 million and $0.7 million, respectively, to PMIOC for provider services. During the six months ended June 30, 2023 and 2022, APC paid approximately $1.1 million and $1.4 million, respectively. PMIOC is accounted for under the equity method based on the 40% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three and six months ended June 30, 2023, the Company paid approximately $0.4 million to Song PC for provider services. As of January 2023, Song PC is accounted for under the equity method accounting as AP-AMH 2 has the ability to exercise significant influence, but not control over Song PC’s operations (see Note 5 — “Investments in Other Entities — Equity Method”).
During the three months ended June 30, 2023 and 2022, APC paid approximately $0.1 million and $0.1 million, respectively, to Advanced Diagnostic Surgery Center for services as a provider. During the six months ended June 30, 2023 and 2022, APC paid approximately $0.1 million and $0.1 million, respectively. During the three months ended June 30, 2023 and 2022, Advanced Diagnostic and Surgical Center paid approximately $0.2 million and $0.1 million, respectively, to MPP for rent. During the six months ended June 30, 2023 and 2022, rent to MPP was approximately $0.3 million and $0.3 million, respectively. Advanced Diagnostic Surgery Center shares common ownership with certain board members of ApolloMed and APC.
During the three months ended June 30, 2023 and 2022, APC paid approximately $1,000 and $0.2 million, respectively, to Fulgent Genetics, Inc. for services as a provider. During the six months ended June 30, 2023 and 2022, APC paid approximately $10,000 and $0.3 million, respectively. One of the Company’s board members is a board member of Fulgent Genetics, Inc.
During the three months ended June 30, 2023 and 2022, the Company paid approximately $0.6 million and $0.1 million, respectively, to Sunny Village Care Center for services as a provider. During the six months ended June 30, 2023 and 2022, the Company paid approximately $0.8 million and $1.0 million, respectively. During the three and six months ended June 30, 2023, Sunny Village Care Center paid approximately $0.3 million and $0.5 million, respectively, to Tag 6 for rent. Tag 6 was consolidated by APC in August 2022. Sunny Village Care Center shares common ownership with certain ApolloMed officers and board members of ApolloMed and APC.
During the six months ended June 30, 2023, ApolloMed paid $9.5 million to purchase ApolloMed’s stock from a board member. During the six months ended June 30, 2022, APC paid $9.3 million, respectively, to purchase ApolloMed’s stock from a board member.
During the three months ended June 30, 2023 and 2022, NMM paid approximately $0.4 million and $0.4 million, respectively, to One MSO for an office lease. During the six months ended June 30, 2023 and 2022, NMM paid approximately $0.7 million and $0.7 million, respectively. One MSO is accounted for under the equity method based on 50% equity ownership interest held by APC (see Note 5 — “Investments in Other Entities — Equity Method”).
The Company has agreements with Health Source MSO Inc., a California corporation (“HSMSO”), Aurion Corporation (“Aurion”), and AHMC for services provided to the Company. One of the Company’s board members is an officer of AHMC, HSMSO, and Aurion. Aurion is also partially owned by one of the Company’s board members. The following table sets forth fees incurred and income recognized related to AHMC, HSMSO, and Aurion (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AHMC – Risk pool, capitation, claims payment	$11,574	$14,419	$19,658	$25,785
HSMSO – Management fees, net	243	(649)	389	(728)
Aurion – Management fees	(100)	(75)	(150)	(150)

	$11,717	$13,695	$19,897	$24,907
The Company and AHMC have a risk-sharing agreement with certain AHMC hospitals to share the surplus and deficits of each of the hospital pools. Under this agreement, during the three months ended June 30, 2023 and 2022, the Company has recognized risk pool revenue of $15.8 million and $13.3 million, respectfully. During the six months ended June 30, 2023 and 2022, the Company has recognized risk pool revenue of $28.8 million and $25.3 million, respectfully. The Company has a risk pool receivable balance of $73.2 million and $58.7 million as of June 30, 2023 and December 31, 2022, respectively.
During the three months ended June 30, 2023 and 2022, APC paid an aggregate of approximately $9.5 million and $12.3 million, respectively, to board members for provider services which included approximately $1.2 million and $3.3 million, respectively, to APC board members who are also officers of APC. During the six months ended June 30, 2023 and 2022, APC paid an aggregate of approximately $18.8 million and $21.6 million, respectively, to board members for provider services which included approximately $2.6 million and $5.2 million, respectively, to board members who are also officers of APC.
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
As of June 30, 2023, due to the overall cumulative losses incurred in recent years, the Company maintained a full valuation allowance against its deferred tax assets related to loss entities the Company cannot consolidate under the federal tax consolidation rules, as realization of these assets is uncertain.
The Company’s effective income tax rate for the six months ended June 30, 2023 and 2022, was 41.1% and 34.9%, respectively. The tax rate for the six months ended June 30, 2023, differed from the U.S. federal statutory rate primarily due to state income taxes, tax on dividend distributions and income from flow-through entities.
As of June 30, 2023, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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
As of June 30, 2023 and December 31, 2022, APC held 10,299,259 and 10,299,259 shares of ApolloMed’s common stock, respectively, which are treated as treasury shares for accounting purposes and not included in the number of shares of common stock outstanding used to calculate earnings per share.
For the three months ended June 30, 2023 and 2022, restricted stock of 238,096 and 394,606, respectively, were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the six months ended June 30, 2023 and 2022, restricted stock of 246,431 and 257,193 were excluded from the computation of diluted weighted average common shares outstanding for being antidilutive.
For the three and six months ended June 30, 2023, 838,628 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of June 30, 2023. For the three and six months ended June 30, 2022, 242,899 of contingently issuable shares were excluded from the computation of diluted weighted average common shares outstanding because these conditions were not achieved as of June 30, 2022.
Below is a summary of the earnings per share computations:

Three Months Ended June 30,	2023	2022
		(Restated)
Earnings per share – basic	$0.28	$0.27
Earnings per share – diluted	$0.28	$0.26
Weighted average shares of common stock outstanding – basic	46,482,271	44,858,657
Weighted average shares of common stock outstanding – diluted	46,778,299	46,023,015

Six Months Ended June 30,	2023	2022
		(Restated)
Earnings per share – basic	$0.57	$0.57
Earnings per share – diluted	$0.56	$0.56
Weighted average shares of common stock outstanding – basic	46,517,108	44,815,307
Weighted average shares of common stock outstanding – diluted	46,844,044	46,082,643

Below is a summary of the shares included in the diluted earnings per share computations:

Three Months Ended June 30,	2023	2022
Weighted average shares of common stock outstanding – basic	46,482,271	44,858,657
Stock options	252,311	418,322
Warrants	—	651,725
Restricted stock awards	40,027	94,311
Contingently issuable shares	3,690	—
Weighted average shares of common stock outstanding – diluted	46,778,299	46,023,015

Six Months Ended June 30,	2023	2022
Weighted average shares of common stock outstanding – basic	46,517,108	44,815,307
Stock options	254,718	455,170
Warrants	—	689,240
Restricted stock awards	70,363	122,926
Contingently issuable shares	1,855	—
Weighted average shares of common stock outstanding – diluted	46,844,044	46,082,643

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

	June 30, 2023	December 31, 2022
		(Restated)
Assets

Current assets
Cash and cash equivalents	$79,598	$97,669
Investment in marketable securities	1,068	4,543
Receivables, net	15,187	11,503
Receivables, net – related party	76,678	62,190
Income taxes receivable	—	8,580
Other receivables	586	1,236

	June 30, 2023	December 31, 2022
		(Restated)
Prepaid expenses and other current assets	9,211	9,289
Loan receivable	—	22
Loan receivable – related party	—	2,125
Amount due from affiliates*	—	30,340
Total current assets	182,328	227,497

Non-current assets
Land, property, and equipment, net	121,310	106,486
Intangible assets, net	49,439	53,964
Goodwill	110,182	111,539
Income taxes receivable, non-current	15,943	15,943
Investment in affiliates*	325,457	304,755
Investments in other entities – equity method	32,222	27,561
Investment in privately held entities	405	405
Operating lease right-of-use assets	4,906	6,503
Other assets	4,099	4,169

Total non-current assets	663,963	631,325

Total assets	$846,291	$858,822

Current liabilities
Accounts payable and accrued expenses	$22,014	$23,632
Fiduciary accounts payable	8,603	7,853
Medical liabilities	42,923	48,100
Income taxes payable	13,100	—
Dividends payable	638	638
Amount due to affiliates*	5,428	—
Current portion of long-term debt	630	619
Finance lease liabilities	591	594
Operating lease liabilities	1,463	1,800

Total current liabilities	95,390	83,236

Non-current liabilities
Long-term debt, net of current portion and deferred financing costs	27,922	26,645
Deferred tax liability	2,467	4,591
Finance lease liabilities, net of current portion	1,078	1,275
Operating lease liabilities, net of current portion	6,062	7,484
Other long-term liabilities	8,680	8,542

Total non-current liabilities	46,209	48,537

Total liabilities	$141,599	$131,773

*Investment in affiliates includes APC’s investment in ApolloMed, which is reflected as treasury shares and eliminated upon consolidation. Amount due from affiliates are receivables with ApolloMed’s subsidiaries and consolidated VIEs. Amount due to affiliates are payables with ApolloMed’s subsidiaries and consolidated VIEs. As a result, these balances are eliminated upon consolidation and are not reflected on ApolloMed’s consolidated balance sheets as of June 30, 2023 and December 31, 2022.

17.    Leases
The Company has operating and finance leases for corporate offices, physicians’ offices, and certain equipment. These leases have remaining lease terms of two months to fifteen years. Some of the leases may include options to extend the lease terms for up to ten years, and some of the leases may include options to terminate the leases within one year. As of June 30, 2023 and December 31, 2022, assets recorded under finance leases were $1.6 million and $1.8 million, respectively, and accumulated depreciation associated with finance leases were $1.3 million and $1.0 million, respectively.
Also, the Company rents or subleases certain real estate to third parties, which are accounted for as operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheets.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022

Operating lease cost	$1,816	$1,547

Finance lease cost
Amortization of lease expense	149	142
Interest on lease liabilities	22	18

Sublease income	(252)	(206)

Total lease cost, net	$1,735	$1,501

	Six Months Ended June 30,
	2023	2022

Operating lease cost	$3,568	$3,154

Finance lease cost
Amortization of lease expense	303	283
Interest on lease liabilities	45	37

Sublease income	(499)	(332)

Total lease cost, net	$3,417	$3,142

Other information related to leases was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,937	$1,495
Operating cash flows from finance leases	149	18
Financing cash flows from finance leases	22	142

	Six Months Ended June 30,
	2023	2022

Supplemental Cash Flow Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,678	$3,042
Operating cash flows from finance leases	303	37
Financing cash flows from finance leases	45	283

	Six Months Ended June 30,
	2023	2022

Weighted Average Remaining Lease Term

Operating leases	6.77 years	6.55 years
Finance leases	3.12 years	3.11 years

Weighted Average Discount Rate

Operating leases	5.71%	4.92%
Finance leases	5.08%	4.32%

The following are future minimum lease payments under non-cancellable leases for the years ending December 31 (in thousands) below:

	Operating Leases	Finance Leases
2023 (excluding the six months ended June 30, 2023)	$2,074	$343
2024	3,946	632
2025	3,755	469
2026	3,529	214
2027	3,168	155
Thereafter	9,275	6

Total future minimum lease payments	25,747	1,819
Less: imputed interest	4,868	150
Total lease liabilities	20,879	1,669
Less: current portion	3,027	591
Long-term lease liabilities	$17,852	$1,078
As of June 30, 2023, the Company does not have additional operating and finance leases that have not yet commenced.

18.    Segments
The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). The Company currently has three reportable segments consisting of: 1) Care Enablement; 2) Care Partners; and 3) Care Delivery (See Note 1 – Description of Business). The Company’s reportable segments changed from one to three in the first quarter of 2023 as a result of certain changes to the information regularly provided to the Company’s chief operating decision makers (“CODMs”) when reviewing the Company’s performance as well as an effort to provide additional transparency to investors and other financial statement users which the Company believes will assist in the evaluation of changes in the operating results of the Company’s segments separate from non-operational factors that affect net income, thus providing insight into both operations and other factors impacting reported results.
The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. The Company’s operations are based in the United States. All revenues of the Company are derived from the United States. Our segments are not evaluated using asset information.
Our Care Enablement segment is an integrated, end-to-end clinical and administrative platform powered by our proprietary technology suite, which provides operational, clinical, financial, technology, management, and strategic services to enable success in the delivering of high-quality, value-based care for providers and payers. Revenue for this segment is primarily comprised of management and software fees, charged as a percentage of gross revenue or on a per-member-per-month basis.
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
Other is not a reportable segment and primarily consists of real estate operations and other entities that are individually immaterial. Revenue is primarily comprised of equipment sales and real estate revenue is presented in other income.

In the normal course of business, our reportable segments enter into transactions with each other. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues recognized by a segment and expenses incurred by the counterparty are eliminated in consolidation and do not affect consolidated results.
Corporate costs are unallocated and primarily include corporate initiatives, corporate infrastructure costs and corporate shared costs, such as finance, human resources, legal, and executives.
The following table presents information about our segments and prior periods have been recast to conform to the current presentation (in thousands):

	Three Months Ended June 30, 2023
	Care Enablement	Care Partners	Care Delivery	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$12,719	$321,776	$13,603	$111	$—		$—	$348,209
Intersegment	22,256	3,470	13,115	46	(38,887)		—	—
Total revenues	34,975	325,246	26,718	157	(38,887)		—	348,209

Cost of services	15,162	292,119	22,523	70	(36,998)		—	292,876
General and administrative(1)	12,175	5,298	3,626	926	(2,933)		9,212	28,304
Total expenses	27,337	297,417	26,149	996	(39,931)		9,212	321,180

Income (loss) from operations	$7,638	$27,829	$569	$(839)	$1,044	(2)	$(9,212)	$27,029

	Three Months Ended June 30, 2022
	Care Enablement	Care Partners	Care Delivery	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$10,225	$247,269	$11,951	$252	$—		$—	$269,697
Intersegment	19,333	27	11,400	21	(30,781)		—	—
Total revenues	29,558	247,296	23,351	273	(30,781)		—	269,697

Cost of services	10,921	233,622	17,135	82	(31,690)		—	230,070
General and administrative(1)	11,315	5,725	2,832	743	(896)		4,526	24,245
Total expenses	22,236	239,347	19,967	825	(32,586)		4,526	254,315

Income (loss) from operations	$7,322	$7,949	$3,384	$(552)	$1,805	(2)	$(4,526)	$15,382

	Six Months Ended June 30, 2023
	Care Enablement	Care Partners	Care Delivery	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$22,858	$636,413	$25,866	$316	$—		$—	$685,453
Intersegment	42,683	3,486	26,235	82	(72,486)		—	—
Total revenues	65,541	639,899	52,101	398	(72,486)		—	685,453

Cost of services	30,783	578,197	43,886	133	(70,726)		—	582,273
General and administrative(1)	21,375	11,552	8,612	1,584	(3,967)		14,621	53,777
Total expenses	52,158	589,749	52,498	1,717	(74,693)		14,621	636,050

Income from operations	$13,383	$50,150	$(397)	$(1,319)	$2,207	(2)	$(14,621)	$49,403

	Six Months Ended June 30, 2022
	Care Enablement	Care Partners	Care Delivery	Other	Intersegment Elimination		Corporate Costs	Consolidated Total
Third Party	$20,912	$488,561	$23,150	$331	$—		$—	$532,954
Intersegment	38,036	27	20,527	31	(58,621)		—	—
Total revenues	58,948	488,588	43,677	362	(58,621)		—	532,954

Cost of services	24,437	452,295	33,327	126	(59,387)		—	450,798
General and administrative(1)	15,842	10,938	5,875	1,219	(1,515)		8,203	40,562
Total expenses	40,279	463,233	39,202	1,345	(60,902)		8,203	491,360

Income (loss) from operations	$18,669	$25,355	$4,475	$(983)	$2,281	(2)	$(8,203)	$41,594
(1) Balance includes general and administrative expenses and depreciation and amortization.
(2) Income from operations for the intersegment elimination represents rental income from segments renting from other segments. Rental income is presented within other income which is not presented in the table.

19.    Subsequent Events
Texas Independent Providers, LLC
On July 12, 2023, the Company entered into a definitive agreement to acquire assets relating to Texas Independent Providers, LLC (“TIP”). Through its coordinated network of over 120 primary care providers, TIP provides high-quality primary care services to over 4,500 Medicare Advantage patients in communities throughout Harris County, home to Houston, the largest city in Texas and the fourth-largest city in the United States. The Company anticipates closing this transaction in the third quarter of 2023 and will fund the transaction with cash on hand.
IntraCare Convertible Promissory Note Receivable
On July 27, 2023, the Company entered into a five-year convertible promissory note with IntraCare as the borrower. The principal on the note is $25.0 million with interest on the outstanding principal amount and unpaid interest at a rate per annum equal to 8.81%, compounded annually. In the event that the convertible promissory note remains outstanding on or after maturity date of July 27, 2028, then the outstanding principal balance and any unpaid accrued interest shall, upon the election of the Company, convert into shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. The financial information for the three and six months ended June 30, 2022 included herein has been restated as more fully described in Note 2 to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 9, 2023.
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

Through our accountable care organization and a network of IPAs with more than 12,000 contracted physicians, we are responsible for coordinating care in value-based care arrangements for approximately 1.3 million patients primarily in California as of June 30, 2023.
Recent and Other Developments
Texas Independent Providers, LLC
On July 12, 2023, the Company entered into a definitive agreement to acquire assets relating to Texas Independent Providers, LLC (“TIP”). Through its coordinated network of over 120 primary care providers, TIP provides high-quality primary care services to over 4,500 Medicare Advantage patients in communities throughout Harris County, home to Houston, the largest city in Texas and fourth-largest city in the United States. The Company anticipates closing this transaction in the third quarter of 2023 and will fund the transaction with cash on hand.
IntraCare Convertible Promissory Note Receivable
On July 27, 2023, the Company entered into a five-year convertible promissory note with IntraCare as the borrower. The principal on the note is $25.0 million with interest on the outstanding principal amount and unpaid interest at a rate per annum equal to 8.81%, compounded annually. In the event that the convertible promissory note remains outstanding on or after maturity date of July 27, 2028, then the outstanding principal balance and any unpaid accrued interest shall, upon the election of the Company, convert into shares.
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

Results of Operations
Apollo Medical Holdings, Inc.
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
		(Restated)
Revenue
Capitation, net	$300,549	$227,623	$72,926	32%
Risk pool settlements and incentives	20,121	18,793	1,328	7%
Management fee income	12,493	9,984	2,509	25%
Fee-for-services, net	13,262	11,740	1,522	13%
Other revenue	1,784	1,557	227	15%

Total revenue	348,209	269,697	78,512	29%

Operating expenses
Cost of services, excluding depreciation and amortization	292,876	230,070	62,806	27%
General and administrative expenses	24,056	19,894	4,162	21%
Depreciation and amortization	4,248	4,351	(103)	(2)%

Total expenses	321,180	254,315	66,865	26%

Income from operations	27,029	15,382	11,647	76%

Other expense
Income from equity method investments	2,723	1,512	1,211	80%
Interest expense	(3,632)	(1,854)	(1,778)	96%
Interest income	3,327	421	2,906	*
Unrealized gain (loss) on investments	859	(1,866)	2,725	(146)%
Other income	1,185	3,034	(1,849)	(61)%
Total other income, net	4,462	1,247	3,215	258%

Income before provision for income taxes	31,491	16,629	14,862	89%

Provision for income taxes	14,009	5,352	8,657	162%

Net income	17,482	11,277	6,205	55%

Net income (loss) attributable to non-controlling interest	4,312	(673)	4,985	*

Net income attributable to Apollo Medical Holdings, Inc.	$13,170	$11,950	$1,220	10%
*    Percentage change of over 500%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
		(Restated)
Revenue
Capitation, net	$600,753	$449,682	$151,071	34%
Risk pool settlements and incentives	33,583	36,868	(3,285)	(9)%
Management fee income	22,389	20,457	1,932	9%
Fee-for-services, net	25,324	22,835	2,489	11%
Other revenue	3,404	3,112	292	9%

Total revenue	685,453	532,954	152,499	29%

Operating expenses
Cost of services, excluding depreciation and amortization	582,273	450,798	131,475	29%
General and administrative expenses	45,236	31,837	13,399	42%
Depreciation and amortization	8,541	8,725	(184)	(2)%

Total expenses	636,050	491,360	144,690	29%

Income from operations	49,403	41,594	7,809	19%

Other income (expense)
Income from equity method investments	5,207	2,945	2,262	77%
Interest expense	(6,901)	(2,927)	(3,974)	136%
Interest income	6,335	467	5,868	*
Unrealized loss on investments	(5,533)	(10,829)	5,296	(49)%
Other income	2,389	3,647	(1,258)	(34)%
Total other income (expense), net	1,497	(6,697)	8,194	(122)%

Income before provision for income taxes	50,900	34,897	16,003	46%

Provision for income taxes	20,930	12,170	8,760	72%

Net income	29,970	22,727	7,243	32%

Net income (loss) attributable to non-controlling interest	3,668	(2,987)	6,655	(223)%

Net income attributable to Apollo Medical Holdings, Inc.	$26,302	$25,714	$588	2%
*    Percentage change of over 500%
Physician Groups and Patients
As of June 30, 2023 and 2022, we managed a total of 15 and 13 independent physician groups that are affiliated and non-affiliated, respectively. The total number of patients for whom we managed the delivery of healthcare services was approximately 1.3 million and 1.2 million as of June 30, 2023 and 2022, respectively.
Revenue

Our revenue for the three months ended June 30, 2023 was $348.2 million, as compared to $269.7 million for the three months ended June 30, 2022, an increase of $78.5 million, or 29%. The increase in revenue was primarily attributable to the capitation revenue. Capitation revenue increased by approximately $72.9 million, driven by organic membership growth in our consolidated IPAs and increased participation in a value-based Medicare fee-for-service model.
Our revenue for the six months ended June 30, 2023, was $685.5 million, as compared to $533.0 million for the six months ended June 30, 2022, an increase of $152.5 million, or 29%. The increase in revenue was primarily attributable to an increase in capitation revenue as a result organic membership growth in our consolidated IPAs and increased participation in a value-based Medicare fee-for-service model.
Cost of Services, Excluding Depreciation and Amortization
Expenses related to cost of services for the three months ended June 30, 2023 were $292.9 million, as compared to $230.1 million for the same period in 2022, an increase of $62.8 million. The overall increase was primarily due to increased participation in a value-based Medicare fee-for-service model and growth in membership, which was commensurate to our increase in revenue.
Expenses related to cost of services for the six months ended June 30, 2023, were $582.3 million, as compared to $450.8 million for the same period in 2022, an increase of $131.5 million. The overall increase was primarily due to increased participation in a value-based Medicare fee-for-service model and growth in membership, which was commensurate to our increase in revenue.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2023 were $24.1 million, as compared to $19.9 million for the same period in 2022, an increase of $4.2 million, or 21%. The increase is primarily due to an increase in headcount and other general and administrative expenses to support operational growth.
General and administrative expenses for the six months ended June 30, 2023, were $45.2 million, as compared to $31.8 million for the same period in 2022, an increase of $13.4 million, or 42%. The increase is primarily due to an increase in headcount and other general and administrative expenses to support operational growth.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2023 were $4.2 million, as compared to $4.4 million for the same period in 2022. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Depreciation and amortization expenses for the six months ended June 30, 2023, were $8.5 million, as compared to $8.7 million for the same period in 2022. This amount includes depreciation of property and equipment and the amortization of intangible assets.
Income From Equity Method Investments
Income from equity method investments for the three months ended June 30, 2023 was $2.7 million, as compared to $1.5 million for the same period in 2022, an increase of $1.2 million. The increase in income from equity method investments was primarily due to APC’s equity method investment in LMA. For the three months ended June 30, 2023 and 2022, APC recognized income from this investment of $2.7 million and $1.3 million, an increase of $1.4 million.
Income from equity method investments for the six months ended June 30, 2023, was $5.2 million, as compared to income from equity method investments of $2.9 million for the same period in 2022, an increase of $2.3 million. The increase was due to APC’s equity method investment in LMA. For the six months ended June 30, 2023 and 2022, APC recognized income from this investment of $4.9 million and $2.5 million, an increase of $2.4 million.
Interest Expense
Interest expense for the three months ended June 30, 2023 was $3.6 million, as compared to $1.9 million for the same period in 2022, an increase of $1.8 million. The increase in interest expense was due to higher interest rates. On June 30, 2023, the interest rate on the Amended Credit Agreement was 6.68% compared to 2.38% on June 30, 2022.

Interest expense for the six months ended June 30, 2023, was $6.9 million, as compared to $2.9 million for the same period in 2022, an increase of $4.0 million. The increase in interest expense was due to higher interest rates. On June 30, 2023, the interest rate on the Amended Credit Agreement was 6.68% compared to 2.38% on June 30, 2022.
Interest Income
Interest income for the three months ended June 30, 2023 was $3.3 million compared to $0.4 million for the three months ended June 30, 2022. The increase in interest income is due to more bank accounts becoming interest-bearing. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts and the interest from notes receivable.
Interest income for the six months ended June 30, 2023, was $6.3 million compared to $0.5 million for the six months ended June 30, 2022. The increase in interest income is due to more bank accounts becoming interest-bearing. Interest income reflects interest earned on cash held in bank accounts, money market and certificate of deposit accounts and the interest from notes receivable.
Unrealized Gain (Loss) on Investments
Unrealized gain for the three months ended June 30, 2023 was $0.9 million, as compared to unrealized loss of $1.9 million for the same period in 2022, a decrease in unrealized loss of $2.7 million. The decrease in unrealized loss on investments was primarily driven by a $1.7 million decrease due to fluctuations in the stock price of equity securities we hold. The change in the stock price was smaller for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, resulting in the decrease. The change was also driven by a $0.5 million unrealized gain due to the change in the fair value of our collar and interest rate swaps. The unrealized gain from the change in fair value of the collar and interest rate swap for the three months ended June 30, 2023 was greater than the unrealized gain for the three months ended June 30, 2022.
Unrealized loss for the six months ended June 30, 2023 was $5.5 million, as compared to $10.8 million for the same period in 2022, a decrease in unrealized loss of $5.3 million. The decrease in unrealized loss on investments was primarily driven by a $8.0 million decrease due to fluctuations in the stock price of equity securities we hold. The change in the stock price was smaller for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, resulting in the decrease. This was partially offset by a $1.7 million decrease in unrealized gain related to the change in the fair value of the collar and interest rate swap. The unrealized gain from the change in fair value of the collar and interest rate swap for the six months ended June 30, 2023 was less than the unrealized gain for the six months ended June 30, 2022.
Other Income
Other income for the three months ended June 30, 2023 was $1.2 million, as compared to other income of $3.0 million for the same period in 2022, an decrease of $1.8 million. The decrease in other income was primarily due to a $2.3 million gain recognized on equity securities sold during the three months ended June 30, 2022. No securities were sold for the three months ended June 30, 2023.
Other income for the six months ended June 30, 2023 was $2.4 million, as compared to other income of $3.6 million for the same period in 2022, a decrease of $1.3 million. The decrease in other income was primarily due to a $2.3 million gain recognized on equity securities sold during the six months ended June 30, 2022. No securities were sold for the six months ended June 30, 2023. The decrease was offset by $0.9 million increase in rental income due to APC’s consolidated subsidiaries leasing their properties.
Provision for Income Taxes
Provision for income taxes was $14.0 million for the three months ended June 30, 2023 as compared to a provision for income taxes of $5.4 million for the same period in 2022, an increase of $8.7 million. The increase in provision for income taxes was due to an increase in pretax income.
Provision for income taxes was $20.9 million for the six months ended June 30, 2023 as compared to a provision for income taxes of $12.2 million for the same period in 2022, an increase of $8.8 million. The increase in provision for income taxes was due to an increase in pretax income.
Net Income (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests for the three months ended June 30, 2023 was $4.3 million, as compared to net loss attributable to non-controlling interests for the three months ended June 30, 2022 of $0.7 million, respectively, an increase in net income attributable to non-controlling interest of $5.0 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of equity securities held by APC and increase in income from equity method investments held by APC.
Net income attributable to non-controlling interests for the six months ended June 30, 2023 was $3.7 million, as compared to net loss attributable to non-controlling interests for the six months ended June 30, 2022 of $3.0 million, respectively, an increase in net income attributable to non-controlling interest of $6.7 million. The increase was primarily driven by a decrease in unrealized loss resulting from the change in the fair value of equity securities held by APC and increase in income from equity method investments held by APC.
Net Income Attributable to Apollo Medical Holdings, Inc.
Our net income attributable to Apollo Medical Holdings, Inc. for the three months ended June 30, 2023 was $13.2 million, as compared to $12.0 million for the same period in 2022, an increase of $1.2 million.
Our net income attributable to Apollo Medical Holdings, Inc. for the six months ended June 30, 2023, was $26.3 million, as compared to $25.7 million for the same period in 2022, an increase of $0.6 million.
Segment Financial Performance
The Company currently has three reportable segments consisting of Care Enablement, Care Partners and Care Delivery. The Company evaluates the performance of its operating segments based on segment revenue growth as well as operating income. Management uses revenue growth and total segment operating income as a measure of the performance of operating businesses separate from non-operating factors. For more information about our segments, Refer to Note 1 — “Description of Business” and Note 18 - “Segments” to our consolidated financial statements under Item 1 in this Quarterly Report on Form 10-Q for additional information.
The following table sets forth our revenue and operating income by segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
Segment Revenue	2023	2022	$ Change	% Change

Care Enablement	$34,975	$29,558	$5,417	18%
Care Partners	$325,246	$247,296	$77,950	32%
Care Delivery	$26,718	$23,351	$3,367	14%

	Three Months Ended June 30,
Segment Operating Income	2023	2022	$ Change	% Change

Care Enablement	$7,638	$7,322	$316	4%
Care Partners	$27,829	$7,949	$19,880	250%
Care Delivery	$569	$3,384	$(2,815)	(83)%

	Six Months Ended June 30,
Segment Revenue	2023	2022	$ Change	% Change

Care Enablement	$65,541	$58,948	$6,593	11%
Care Partners	$639,899	$488,588	$151,311	31%
Care Delivery	$52,101	$43,677	$8,424	19%

	Six Months Ended June 30,
Segment Operating Income (Loss)	2023	2022	$ Change	% Change

Care Enablement	$13,383	$18,669	$(5,286)	(28)%
Care Partners	$50,150	$25,355	$24,795	98%
Care Delivery	$(397)	$4,475	$(4,872)	(109)%

Care Enablement Segment

    Revenue for the three months ended June 30, 2023 was $35.0 million, as compared to $29.6 million for the three months ended June 30, 2022, an increase $5.4 million, or 18%. Operating income for the three months ended June 30, 2023 was $7.6 million, as compared to $7.3 million for the three months ended June 30, 2022, an increase in operating income of $0.3 million, or 4%. The increase in revenue and operating income was primarily due to an increase in more managed independent physician groups. As of June 30, 2023 and 2022, we managed a total of 15 and 13 independent physician groups that are affiliated and non-affiliated, respectively.
Revenue for the six months ended June 30, 2023 was $65.5 million, as compared to $58.9 million for the six months ended June 30, 2022, an increase of $6.6 million, or 11%. Operating income for the six months ended June 30, 2023 was $13.4 million, as compared to $18.7 million for the six months ended June 30, 2022, a decrease of $5.3 million, or 28%. The increase was due to an increase in more managed IPAs. As of June 30, 2023 and 2022, we managed a total of 15 and 13 independent physician groups that are affiliated and non-affiliated, respectively. The decrease in operating income was primarily due to more expenses incurred for the six months ended June 30, 2023 as a result of increase in headcount to support the increase in our managed independent physician groups.

Care Partners Segment
Revenue for the three months ended June 30, 2023 was $325.2 million, as compared to $247.3 million for the three months ended June 30, 2022, an increase $78.0 million, or 32%. Operating income for the three months ended June 30, 2023 was $27.8 million, as compared to $7.9 million for the three months ended June 30, 2022, an increase operating income of $19.9 million, or 250%. The increase in revenue and operating income was primarily due to organic membership growth in our consolidated IPAs and increased participation in a value-based Medicare fee-for-service model.
Revenue for the six months ended June 30, 2023 was $639.9 million, as compared to $488.6 million for the six months ended June 30, 2022, an increase of $151.3 million, or 31%. Operating income for the six months ended June 30, 2023 was $50.2 million, as compared to $25.4 million for the six months ended June 30, 2022, an increase of $24.8 million, or 98%. The increase in revenue and operating income was primarily due to driven by organic membership growth in our consolidated IPAs and increased participation in a value-based Medicare fee-for-service model.

Care Delivery Segment

    Revenue
Revenue for the three months ended June 30, 2023 was $26.7 million, as compared to $23.4 million for the three months ended June 30, 2022, an increase $3.4 million, or 14%. Operating income for the three months ended June 30, 2023 was $0.6 million, as compared to $3.4 million for the three months ended June 30, 2022, a decrease of $2.8 million, or 83%. The increase in revenue was primarily due the acquisition of VOMG in November 2022 and increase in services provided. The decrease in operating income was primarily due to the Company’s ongoing investment in expanding its care delivery footprint in Nevada and Texas.
Revenue for the six months ended June 30, 2023 was $52.1 million, as compared to $43.7 million for the six months ended June 30, 2022, an increase of $8.4 million, or 19%. Operating loss for the six months ended June 30, 2023 was $0.4 million, as compared to operating income of $4.5 million for the six months ended June 30, 2022, a decrease of $4.9 million, or 109%. The increase in revenue was primarily due the acquisition of VOMG in November 2022 and increase in services provided. The decrease in operating income was primarily due to the Company’s ongoing investment in expanding its care delivery footprint in Nevada and Texas.

EBITDA
Set forth below are reconciliations of Net Income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023		2022		2023		2022
			(Restated)				(Restated)
Net income	$17,482		$11,277		$29,970		$22,727
Interest expense	3,632		1,854		6,901		2,927
Interest income	(3,327)		(421)		(6,335)		(467)
Provision for income taxes	14,009		5,352		20,930		12,170
Depreciation and amortization	4,248		4,351		8,541		8,725
EBITDA	36,044		22,413		60,007		46,082

Income from equity method investments	(297)		(180)		(546)		(328)
Other, net	(1,618)	(1)	—		(216)	(1)	—
Stock-based compensation	4,213		3,920		7,658		6,975
APC excluded assets costs	(2,570)		(1,247)		(1,304)		6,537
Adjusted EBITDA	$35,772		$24,906	(2)	$65,599		$59,266	(2)

(1) Other, net for the three and six months ended June 30, 2023 relates to non-cash changes in the fair value of our financing obligation to purchase the remaining equity interests, changes in the fair value of our contingent liabilities, and changes in the fair value of the Company's Collar Agreement.
(2) Adjusted EBITDA under the historical method for the three and six months ended June 30, 2022 was $36.9 million and $75.1 million, respectively. See “Use of Non-GAAP Financial Measures” below for additional information on change of methodology.
Use of Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains the non-GAAP financial measures EBITDA and Adjusted EBITDA, of which the most directly comparable financial measure presented in accordance with U.S. generally accepted accounting principles (“GAAP”) is net income. These measures are not in accordance with, or alternatives to GAAP, and may be calculated differently from similar non-GAAP financial measures used by other companies. The Company uses Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization, excluding income or loss from equity method investments, non-recurring and non-cash transactions, stock-based compensation, and APC excluded assets costs. Beginning in the third quarter ended September 30, 2022, the Company has revised the calculation for Adjusted EBITDA to exclude provider bonus payments and losses from recently acquired IPAs, which it believes to be more reflective of its business.
The Company believes the presentation of these non-GAAP financial measures provides investors with relevant and useful information, as it allows investors to evaluate the operating performance of the business activities without having to account for differences recognized because of non-core or non-recurring financial information. When GAAP financial measures are viewed in conjunction with non-GAAP financial measures, investors are provided with a more meaningful understanding of the Company’s ongoing operating performance. In addition, these non-GAAP financial measures are among those indicators the Company uses as a basis for evaluating operational performance, allocating resources, and planning and forecasting future periods. Non-GAAP financial measures are not intended to be considered in isolation, or as a substitute for, GAAP financial measures. To the extent this Form 10-Q contains historical or future non-GAAP financial measures, the Company has provided corresponding GAAP financial measures for comparative purposes. The reconciliation between certain GAAP and non-GAAP measures is provided above.

Liquidity and Capital Resources
Cash, cash equivalents, and investment in marketable securities at June 30, 2023 totaled $297.7 million as compared to $293.6 million at December 31, 2022. Working capital totaled $279.3 million at June 30, 2023, as compared to $279.5 million (restated) at December 31, 2022, a decrease of $0.2 million.
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
Cash Flow Activities
Our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
		(Restated)

Net cash provided by operating activities	$33,522	$33,059	$463	1%
Net cash used in investing activities	(19,221)	(12,228)	(6,993)	57%
Net cash used in financing activities	(8,062)	(19,705)	11,643	(59)%
Net increase in cash and cash equivalents	$6,239	$1,126	$5,113	454%
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2023 was $33.5 million, as compared to cash provided by operating activities of $33.1 million for the six months ended June 30, 2022. The increase in cash provided by operating activities was primarily driven by changes in net income and working capital. For the six months ended June 30, 2023, net income exclusive of depreciation and amortization, amortization of debt issuance cost, share-based compensation, unrealized gains or losses, income or loss from equity method investments, and deferred tax was $43.2 million compared to $47.9 million for the six months ended June 30, 2022. Working capital for the six months ended June 30, 2023 decreased operating cash flow by $9.7 million, compared to a $14.8 million decrease in operating cash flow at June 30, 2022. The change in working capital for the six months ended June 30, 2023 was mainly driven by an increase in receivables, net, and increase in medical liabilities related to the Company’s participation in value-based Medicare fee-for-service model, increase in related party receivables primarily due to timing of risk pool settlements that occur approximately 18 months after the risk pool performance year is completed, and decrease in accounts payable and accrued liabilities and income tax receivable due to timing of payments.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2023 was $19.2 million, primarily due to purchases of property and equipment of $17.4 million, purchases of marketable securities of $2.0 million, purchase of a privately held investment of $2.0 million, and purchase of an equity method investment of $0.3 million. The cash used in investing activities was partially offset by proceeds from repayment of a loan receivable of $2.1 million and payments for business and asset acquisitions, net of cash acquired of $0.4 million. Cash used in investing activities during the six months ended June 30, 2022 was $12.2 million, primarily due to purchases of property and equipment of $18.8 million, payments for business acquisition, net of cash, of $0.9 million, purchase of marketable securities of $1.8 million, and funding for an equity method investment of $1.7 million. The cash used in investing activities was partially offset by proceeds from the repayment of a loan receivable of $4.0 million, the sale of marketable securities of $6.5 million, and distributions from an equity method investment of $0.4 million.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2023 was $8.1 million, primarily due to repurchase of treasury stock of $9.5 million, dividend payments of $0.8 million, repayment of debt of $0.3 million, a repayment of finance lease obligations of $0.3 million, and purchase of non-controlling interest of $0.1 million. This was partially offset by borrowings from bank loans totaling $1.7 million and proceeds from the exercise of options of $1.3 million. Cash used in financing activities during the six months ended June 30, 2022 was $19.7 million, primarily due to dividend payments of $12.6 million, repurchase of shares of $9.5 million, repayment of debt of $0.2 million, and a repayment of finance lease obligations of $0.3 million. This was partially offset by borrowings from the Construction Loan totaling $1.2 million and proceeds from the exercise of options and warrants of $1.7 million.
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
The Excluded Assets as of June 30, 2023 are primarily comprised of assets and liabilities from operating real estate and proceeds from the sale of UCI. Any dividends issued to APC shareholders are paid using cash from Excluded Assets. As of June 30, 2023 and December 31, 2022, the Excluded Assets balance consisted of the following (in thousands):

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$13,135	$30,163
Investment in marketable securities	1,068	4,543
Land, property, and equipment, net	116,896	101,349
Investments in other entities – equity method	20,030	19,999
Other receivables and assets	5,379	3,907
Other liabilities	(3,765)	(4,754)
Long-term debt	(28,552)	(27,264)

Total Excluded Assets	$124,191	$127,943

	Six Months Ended June 30,
	2023	2022

Total operating expenses	$1,255	$1,595
Total other income (expense), net	$(2,495)	$(8,544)
Excluded Assets net income (loss)	$(3,767)	$(10,142)

Credit Facilities
The Company’s debt balance consisted of the following (in thousands):

June 30, 2023

Revolver Loan	$180,000
Real Estate Loans	22,862
Construction Loans	5,749
Promissory Note Payable	2,000
Total debt	210,611

Less: Current portion of debt	(2,630)
Less: Unamortized financing costs	(2,845)

Long-term debt	$205,136
The following are the future commitments of the Company’s debt for the years ending December 31 (in thousands) below:

Amount
2023 (excluding the six months ended June 30, 2023)	$312
2024	2,642
2025	7,184
2026	180,454
2027	472
Thereafter	19,547

Total	$210,611
Credit Agreement
The Amended Credit Agreement provides for a five-year revolving credit facility to the Company of $400.0 million, which includes a letter of credit sub-facility of up to $25.0 million and a swingline loan sub-facility of $25.0 million, which expires on June 16, 2026.
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
Promissory Note Payable
In May 2021, FYB entered into a promissory note agreement with CCHCA. The principal on the promissory note is $2.0 million with a maturity date of May 9, 2024. Refer to Note 9 — “Credit Facility, Bank Loans, and Lines of Credit” to our consolidated financial statements under Item 1 in this quarterly report on Form 10-Q for additional information.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those reflect significant judgments and uncertainties, potentially resulting in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 — “Basis of Presentation” thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Borrowings under our Amended Credit Agreement exposed us to interest rate risk. As of June 30, 2023, we had $180.0 million in outstanding borrowings under our Amended Credit Agreement. The amount borrowed under the Amended Credit Agreement bears interest at an annual rate equal to either, at the Company’s option, (a) the Term SOFR Reference Rate, calculated two U.S. Government Securities Business Days prior to the first day of such interest period, as such rate is published by the Term SOFR Administrator (Federal Reserve Bank of New York), adjusted for any Term SOFR Adjustment, plus a spread of from 1.25% to 2.50%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.25% to 1.50%, as determined on a quarterly basis based on the Company’s leverage ratio. In addition, as of June 30, 2023, Tag 8, a VIE consolidated by the Company, had $5.7 million in outstanding borrowings for the Construction Loan. Interest rate on the Construction Loan is equal to an index rate determined by the bank. Furthermore, as of June 30, 2023, APC had $22.9 million in outstanding borrowings for real estate loans related to ZLL, MPP, AMG Properties, and 120 Hellman (“Real Estate Loans”). These loans bear interest that is subject to change from time to time based on changes in an independent index, which is the daily Wall Street Journal “Prime Rate,” as quoted in the “Money Rates” column of The Wall Street Journal (Western edition) as determined by the Lender (the “Index”). Under no circumstances will the interest rate on these loans be less than 3.50% per annum or more than the maximum rate allowed by applicable law. 120 Hellman’s Real Estate Loan has a variable interest rate of 2.0% in excess of Daily Simple SOFR, which is the daily rate per annum equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. The Company has entered into interest rate swap agreements and collar agreements for certain agreements to effectively convert its floating-rate debt to a fixed-rate basis or to a rate within the agreed-upon range. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. A hypothetical 1% change in our interest rates for our outstanding borrowings under our Credit Agreement, Construction Loans, and Real Estate Loans would have increased or decreased our interest expense for the year ended June 30, 2023 by $2.1 million.

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
As a result of a material weakness in internal control over financial reporting associated with income taxes that is described below, our Co-Chief Executive Officers and Chief Financial and Strategy Officer determined that our disclosure controls and procedures were not effective as of June 30, 2023.
Material Weakness in Internal Control over Financial Reporting Associated with Company’s Tax Provision
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, management has identified a material weakness in internal controls relating to the inadequate design of controls associated with income taxes resulting in insufficient analysis, documentation, and review regarding the completeness and accuracy of the Company’s tax filing structure with related impact on intercompany transactions and consolidated tax filing groups.

This material weakness resulted in errors in the unaudited consolidated financial statements for the three and six months ended June 30, 2022 that are restated in this Form 10-Q. Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Management’s Remediation Plans
Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weakness associated with the tax provision. The Company’s remediation actions include, but are not limited to, the following:

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
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and six months ended June 30, 2023 and our financial condition as of such date, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We began to implement the measures described above to remediate the material weakness following the quarter ended June 30, 2023.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on August 9, 2023. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report, other than with respect to the risk factor discussed below. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.
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
We currently, and may in the future, have assets held at financial institutions that exceed the insurance coverage offered by the Federal Deposit Insurance Corporation; the loss of such assets would have a severe negative affect on our operations and liquidity.
We maintain our cash assets at certain financial institutions in the U.S. in amounts that are significantly in excess of the FDIC insurance limit of $250,000. As of June 30, 2023, our deposit accounts with banks exceeded the FDIC’s insured limit by approximately $326.8 million. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a significant loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect on our liquidity, financial condition and our results of operations.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2023 the Company issued an aggregate of 22,340 shares of common stock. The foregoing issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and/or Regulation D promulgated thereunder.

During the three months ended June 30, 2023, no shares were repurchased under the Company’s share repurchase plan. In December 2022, ApolloMed’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $50.0 million of its shares of common stock on the open market and through privately negotiated transactions. This share repurchase plan does not have an expiration date. The Board may suspend or discontinue the repurchase program at any time. This repurchase program does not obligate the Company to make additional repurchases at any specific time or in any specific situation. As of June 30, 2023, $40.5 million remained available for repurchase under the repurchase plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

10.1+	Apollo Medical Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2023).

10.2+*	Nonqualified Deferred Compensation Plan (effective July 1, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

+	Management contract or compensatory plan, contract or arrangement

†	The schedules and exhibits thereof have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

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